Form 10-Q
period 1999-09-30
KANA COMMUNICATIONS INC
filed 1999-11-15
CIK 1089907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended September 30, 1999

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
               (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                        Commission File number 000-26287

                            Kana Communications, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                           77-0435679
-------------------------------                     ----------------------------
(State or Other Jurisdiction of                               (I.R.S.
Incorporation or Organization)                      Employer Identification No.)

                                87 Encina Avenue
                           Palo Alto, California 94301
                     ---------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (650) 325-9850

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes               No    X
                                               -------           -------

     On September 30, 1999, approximately 28,866,000 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                               Kana Communications, Inc.
                                       Form 10-Q
                           Quarter Ended September 30, 1999

                                         Index


Part I:        Financial Information

  Item 1:      Financial Statements

           Unaudited Condensed Consolidated Balance Sheets at                3
           September 30, 1999 and December 31, 1998

           Unaudited Condensed Consolidated Statements of                    4
           Operations for the three and nine months ended September 30, 1999 and 1998

           Unaudited Condensed Consolidated Statements of                    5
           Cash Flows for the nine months ended
           September 30, 1999 and 1998

           Notes to the Unaudited Condensed Consolidated                     6
           Financial Statements

  Item 2:  Management's Discussion and Analysis of                          10
           Financial Condition and Results of Operations

  Item 3:  Quantitative and Qualitative Disclosures                         31
           About Market Risk

Part II:   Other Information

  Item 1.  Legal Proceedings                                                32

  Item 2.  Changes in Securities and Use of Proceeds                        32

  Item 4.  Submission of Matters to a Vote of Security Holders              33

  Item 6.  Exhibits and Reports on Form 8-K                                 33

Signatures

Exhibit Index

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                       KANA COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                               September 30,       December 31,
                                                    1999               1998
                                                    ----               ----
ASSETS
Current assets:
   Cash and cash equivalents                    $  57,200           $ 12,955
   Short-term investments                           7,427                160
   Accounts receivable, net                         2,268                817
   Prepaid expenses and other current assets        1,606                141
                                                ---------           --------
        Total current assets                       68,501             14,073
Property and equipment, net                         3,942              1,041
Other assets                                          150                161
                                                ---------           --------
               Total assets                     $  72,593           $ 15,275
                                                =========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of notes payable             $   1,236          $     360
   Accounts payable                                 1,389                330
   Accrued payroll and related expenses               713                354
   Other accrued liabilities                        3,618                355
   Deferred revenue                                 3,709                450
                                                ---------          ---------
        Total current liabilities                  10,665              1,849
Notes payable, less current portion                   652                360
                                                ---------          ---------
        Total liabilities                          11,317              2,209
                                                ---------          ---------
Stockholders' equity:
 Convertible preferred stock                           --                 13
 Common stock                                          29                  9
 Additional paid-in capital                       111,867             23,760
 Deferred stock-based compensation                (16,127)            (1,795)
 Notes receivable from stockholders                (6,246)              (155)
 Accumulated other comprehensive loss                 (31)                (5)
 Accumulated deficit                              (28,216)            (8,761)
                                                ---------          ---------
        Total stockholders' equity                 61,276             13,066
                                                ---------          ---------
          Total liabilities and
           stockholders' equity                 $  72,593           $ 15,275
                                                =========           ========

See accompanying notes to unaudited condensed consolidated financial statements.

                            KANA COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   Three Months Ended         Nine Months Ended
                                       September 30,             September 30,
                                     1999        1998          1999        1998
                                     ----        ----          ----        ----
Revenues:
   License                        $  2,647    $   478      $  5,442     $ 1,093
   Service                             949         97         1,732         138
                                  --------    -------      --------     -------
      Total revenues                 3,596        575         7,174       1,231
                                  --------    -------      --------     -------
Cost of revenues:
   License                              52         17           124          33
   Service                           1,673        189         2,814         246
                                  --------    -------      --------     -------
      Total cost of revenues         1,725        206         2,938         279
                                  --------    -------      --------     -------
      Gross profit                   1,871        369         4,236         952
                                  --------    -------      --------     -------
Operating expenses:
   Sales and marketing               4,245      1,159         9,202       2,580
   Research and development          2,347        774         5,667       1,658
   General and administrative          782        308         1,768         622
   Amortization of deferred
    stock-based compensation         3,267        352         6,330         782
   Acquisition related costs           910         --           910          --
                                  --------    -------      --------     -------
      Total operating expenses      11,551      2,593        23,877       5,642
                                  --------    -------      --------     -------
      Operating loss                (9,680)    (2,224)      (19,641)     (4,690)
Other income, net                       79         38           186          79
                                  --------    -------      --------     -------
      Net loss                    $ (9,601)   $(2,186)     $(19,455)    $(4,611)
                                  ========    =======      ========     =======
Basic and diluted net loss
 per share                        $  (0.74)   $ (0.92)     $  (2.53)    $ (2.34)
                                  ========    =======      ========     =======
Shares used in computing basic
 and diluted net loss per share     12,940      2,385         7,689       1,973
                                  ========    =======      ========     =======


See accompanying notes to unaudited condensed consolidated financial statements.

                            KANA COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Nine Months Ended
                                                           September 30,
                                                     1999                1998
                                                     ----                ----
Cash flows from operating activities:
   Net loss                                       $(19,455)           $ (4,611)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                       538                 150
    Loss on disposal of assets                         105                  --
    Amortization of stock-based compensation         6,330                 782
    Changes in assets and liabilities:
      Accounts receivable                           (1,450)               (410)
      Prepaid expenses and other assets             (1,454)               (256)
      Accounts payable and accrued liabilities       4,635                 287
      Deferred revenue                               3,258                 271
                                                  --------            --------
      Net cash used in operating activities        (7,493)             (3,787)
                                                  --------            --------
Cash flows from investing activities:
   Purchases of short-term investments              (6,479)                 --
   Property and equipment purchases                 (4,329)               (759)
                                                  --------            --------
      Net cash used in investing activities        (10,808)               (759)
                                                  --------            --------
Cash flows from financing activities:
   Payments on notes payable                          (521)                 27
   Proceeds from notes payable                       1,685                 467
   Proceeds from convertible notes payable              50                 265
   Proceeds from issuance of common stock
    and warrants                                    51,161                  77
   Proceeds from issuance of preferred stock        10,197              15,308
                                                  --------            --------
      Net cash provided in financing activities     62,572              16,144
                                                  --------            --------
Effect of exchange rate changes on cash and
 cash equivalents                                      (26)                 --
                                                  --------            --------

Net increase in cash and cash equivalents           44,245              11,598
Cash and cash equivalents at beginning of period    12,955               3,303
                                                  --------            --------
Cash and cash equivalents at end of period        $ 57,200            $ 14,901
                                                  ========            ========
Supplemental disclosure of cash flow information:
   Cash paid during period for interest           $     59            $     11
                                                  ========            ========


See accompanying notes to unaudited condensed consolidated financial statements.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

    The unaudited condensed consolidated financial statements have been prepared by Kana Communications, Inc. ("Kana") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Kana's audited supplemental consolidated financial statements and notes for the year ended December 31, 1998, included in Kana's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on September 21, 1999.

Note 2.  Business Combination

    On August 13, 1999, Kana issued approximately 3,491,271 shares of its common stock to the stockholders of Connectify, Inc. ("Connectify") in exchange for all of the outstanding capital stock of Connectify and reserved 208,345 shares of common stock for issuance upon the exercise of Connectify options and warrants we assumed in connection with the merger. The merger has been accounted for as a pooling of interests, and, accordingly, Kana's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of Connectify. No significant adjustments were required to conform the accounting policies of Kana and Connectify. In connection with the merger, Kana converted 11,581,379 shares of its convertible preferred stock to Common Stock.

    Connectify had not reported revenues in any of the periods presented. Net losses for the individual entities as previously reported were as follows (in thousands):

                     Three Months Ended    Nine Months Ended    Six Months Ended
                     September 30, 1998    September 30, 1998     June 30, 1999
                     ------------------    ------------------     -------------

Kana                      $(1,942)             $(4,293)             $(7,227)
Connectify                   (244)                (318)              (2,627)
                          -------              -------              -------
                          $(2,186)             $(4,611)             $(9,854)

    In connection with the merger with Connectify, Kana recorded a charge for merger integration costs of $910,000, consisting primarily of transaction fees for attorneys and accountants of approximately $579,000 and employee severance benefits and facility related costs of $331,000 during the third quarter of 1999. As of September 30, 1999, Kana had $416,000 remaining in accrued merger expenses, which Kana expects to pay by the end of the year.

Note 3. Net Loss Per Share

    Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method, and from convertible securities using the as-if converted basis.

    All convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Kana have been excluded from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total numbers of shares excluded from the calculation of diluted loss per share are as follows (in thousands):

                                              Nine Months Ended
                                                September 30,
                                            1999            1998
                                            ----            ----
Stock options and warrants                    708             233

Common stock subject to repurchase         11,380           5,292

Convertible preferred stock                  --            14,123
                                           ------          ------
                                           27,050          19,648

    The weighted average exercise price of stock options outstanding was $6.01 and $0.07 as of September 30, 1999 and 1998, respectively.

Note 4. Comprehensive Loss

    The components of comprehensive loss for the three and nine months ended September 30, 1999 and 1998 were as follows (in thousands):


                                   Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                    1999        1998          1999        1998
                                    ----        ----          ----        ----

Net loss                          $(9,601)    $(2,186)     $(19,455)    $(4,611)

Foreign currency translation
 adjustments                            6          --           (26)         --
                                  -------     -------      --------     -------
                                  $(9,594)    $(2,186)     $(19,481)    $(4,611)

Tax effects of foreign currency translation adjustments are not considered material.

Note 5:  Stockholders' Equity

    On July 8, 1999, Kana issued 838,466 shares of Series D Convertible Preferred Stock at a purchase price of $12.17 per share for total proceeds of approximately $10.2 million. Each outstanding share was convertible into common stock on a one-for-one basis.

    In September 1999, Kana reincorporated into the State of Delaware, effected a two for three reverse stock split of Kana's common stock and preferred stock and increased Kana's authorized common stock to 100,000,000 shares. Kana's Common Stock has a par value equal to $0.001 per share. The accompanying financial statements have been retroactively restated to reflect the effect of this reincorporation and reverse stock split.

    On September 27, 1999 Kana consummated its initial public offering in which it sold 3,795,000 shares of Common Stock, including 495,000 shares in connection with the exercise of the underwriters' over-allotment option, at $15 per share. Kana received approximately $51.0 million in cash, net of underwriting discounts, commissions and other offering costs. The net proceeds were predominately held in short-term municipal securities and commercial paper at September 30, 1999. Upon the closing of the offering, all of Kana's remaining preferred stock, par value $0.001 per share, automatically converted into an aggregate of 1,769,728 shares of Common Stock.

Note 6.  Deferred Stock-Based Compensation

    Kana uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through September 30, 1999, Kana recorded deferred stock-based compensation of $23,825,000 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. We recorded approximately $6.0 million of deferred stock-based compensation for the three months ended September 30, 1999 and approximately $20.7 million of deferred stock-based compensation for the nine months ended September 30, 1999. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

Note 7.  Legal Proceedings

    On October 8, 1999, Genesys Telecommunications Laboratories, Inc. ("Genesys") filed a complaint against Kana in the United States District Court for the District of Delaware. Genesys alleges that Kana's Customer Messaging System 3.0 infringes one or more claims of a Genesys patent. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys' fees, costs and pre- and post-judgement interest. The litigation is currently in its early stages and we have not received information or documentation other than the filed complaint and therefore cannot fully evaluate the claim. We intend to fight this claim vigorously and do not expect it to materially impact the results from operations. Kana is not currently a party to any other material legal proceedings.

Note 8.  Segment Information

    Kana's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, Kana considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. Kana's long-lived assets are primarily in the United States. In December 1998, we established our European office. There was no international revenue in 1998. Geographic information on revenue for the three months and nine months ended September 30, 1999 are as follows (in thousands):

                                   Three Months Ended        Nine Months Ended
                                    September 30,1999        September 30,1999
                                    -----------------        -----------------

United States                            $ 3,187                 $ 6,420

Europe                                       409                     754
                                         -------                 -------
                                         $ 3,596                 $ 7,174

    During the three months ended September 30, 1998, three customers each represented more than 10% of total revenues. During the three months ended September 30, 1999 and nine months ended September 30, 1998 and 1999, no customer accounted for more than 10% of total revenues.

Note 9.  Recent Pronouncements

    Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY establishes accounting methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations. We will adopt SFAS No. 133 effective during 2000.

    The American Institute of Certified Public Accountants, or AICPA, issued Statement of Position (SOP), No. 98-9, MODIFICATION OF SOP NO. 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS. SOP No. 98-9 amends SOP No. 97-2 to require an entity to recognize revenue for multiple element arrangements by means of the "residual method" when:

         there is vendor-specific evidence of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting;

         vendor specific evidence of fair value does not exist for one or more of the delivered elements; and

         all revenue recognition criteria of SOP No. 97-2, other than the requirement for vendor-specific evidence of the fair value of each delivered element, are satisfied.

    SOP No. 98-9 will be effective for our year beginning January 1, 2000. We do not expect any material effect from the adoption of SOP No. 98-9.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained or incorporated by reference in this section, the following discussion contains forward-looking statements that involve risks and uncertainties. Kana's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to these differences include, but are not limited to, those discussed herein with this quarterly report on Form 10-Q and Registration statement on Form S-1 filed with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date such statements are made.

OVERVIEW

    We were incorporated in July 1996 but had no significant operations until 1997. Through January 1998, we were a development stage enterprise and had no revenues. Our operating activities during this period related primarily to conducting research, developing our initial products, raising capital and building our sales and marketing organization. In February 1998, we released the first commercially available version of the Kana platform. To date, we have derived substantially all of our revenues from licensing our software and related services. To date, we have sold our products worldwide primarily through our direct sales force.

    On August 13, 1999, we closed a merger with Connectify, Inc. pursuant to which Connectify became our wholly owned subsidiary. Connectify develops, markets and supports electronic direct marketing software for e-Businesses. Connectify's software enables e-Businesses to profile and target potential and existing customers and then deliver and track personalized e-mails to their customers. By using electronic direct marketing software in this way, e-Businesses can build customer loyalty, increase the probability of repeat transactions and reduce customer attrition. Connectify was based in San Mateo, California, and had 31 employees as of the merger.

    In connection with the merger, we issued approximately 3,491,000 shares of our common stock in exchange for all outstanding shares of Connectify capital stock and reserved 208,345 shares of common stock for issuance upon the exercise of Connectify options and warrants we assumed in connection with the merger. The merger was accounted for as a pooling of interests.

    We derive our revenues from the sale of software product licenses and from professional services including implementation, customization, hosting and maintenance. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed and determinable and collection of the fee is probable. Service revenue includes revenues from maintenance contracts, implementation, customization and hosting services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Revenue from implementation, customization and hosting services is recognized as the services are provided. Revenue under arrangements where multiple products or services are sold together is allocated to each element based on its relative fair value.

    Our cost of license revenue includes royalties due to a third party for technology integrated into some of our products, the cost of product documentation, the cost of the media used to deliver our products and shipping costs. Cost of service revenue consists primarily of personnel-related expenses, travel costs, equipment costs and overhead associated with delivering professional services to our customers.

    Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category, some expenditures, such as compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, facilities costs and third-party professional services fees, occur in each of these categories.

    We allocate the total costs for information services and facilities to each functional area that uses the information services and facilities based on its relative headcount. These allocated costs include rent and other facility-related costs for the corporate office, communication charges and depreciation expense for furniture and equipment.

    In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation totaling approximately $23,825,000 through September 30, 1999. This amount represents the total difference between the exercise prices of stock options and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28. We recorded approximately $6.0 million of deferred stock-based compensation for the three months ended September 30, 1999 and approximately $20.7 million of deferred stock-based compensation for the nine months ended September 30, 1999. The amortization of deferred stock-based compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

    Since the beginning of 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception and, for the nine months ended September 30, 1999, incurred a net loss of $19.6 million. As of September 30, 1999, we had an accumulated deficit of $28.2 million. We believe our future success is contingent upon providing superior customer service, increasing our customer base and developing our products. We intend to invest heavily in sales, marketing, research and development, client services and infrastructure to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

    We had 212 full-time employees as of September 30, 1999 and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we must invest in and implement scaleable operational systems, procedures and controls. We expect future expansion to continue to challenge our ability to hire, train, manage and retain employees.

    We believe that period-to-period comparisons of our historical operating results are not necessarily meaningful and should not be relied upon as being indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly evolving markets like ours. Although we have experienced significant revenue growth recently, this trend may not continue. Furthermore, we may not achieve or maintain profitability in the future.

RESULTS OF OPERATIONS

    The following table sets forth the results of operations for the three and nine months ended September 30, 1998 and 1999 expressed as a percentage of total revenues.

                                   Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                    1999        1998          1999        1998
                                    ----        ----          ----        ----
Revenues:
   License                          73.6%       83.1%         75.9%       88.8%
   Service                          26.4        16.9          24.1        11.2
                                    ----        ----          ----        ----
      Total revenues               100.0       100.0         100.0       100.0
                                   -----       -----         -----       -----
Cost of revenues:
   License                           1.5         3.0           1.8         2.7
   Service                          46.5        32.8          39.2        20.0
                                    ----        ----          ----        ----
      Total cost of revenues        48.0        35.8          41.0        22.7
                                    ----        ----          ----        ----

Gross profit                        52.0        64.2          59.0        77.3
                                    ----        ----          ----        ----
Operating expenses:
   Sales and marketing             118.0       201.6         128.3       209.6
   Research and development         65.3       134.6          79.0       134.7
   General and administrative       21.7        53.6          24.6        50.5
   Amortization of deferred
    stock-based compensation        90.8        61.2          88.2        63.5
   Acquisition related costs        25.3          --          12.7          --
                                   -----       -----         -----       -----
      Total operating expenses     321.1       451.0         332.8       458.3
                                   -----       -----         -----       -----

Operating loss                    (269.1)     (386.8)       (273.8)     (381.0)
Other income, net                    2.2         6.6           2.6         6.4
                                  -------     -------       -------     -------
    Net loss                      (266.9)%    (380.2)%      (271.2)%    (374.6)%
                                  =======     =======       =======     =======


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

    Total revenues increased to $3.6 million for the three months ended September 30, 1999 from $575,000 for the three months ended September 30, 1998. License revenue increased to $2.6 million for the three months ended September 30, 1999 from $478,000 for the three months ended September 30, 1998. This increase in license revenue was due primarily to increased market acceptance of our products, expansion of our product line and increased sales generated by our expanded sales force. Total sales personnel increased to 59 people at September 30, 1999 from 11 people at September 30, 1998. License revenue represented 73.6% of total revenues for the three months ended September 30, 1999 and 83.1% of total revenues for the three months ended September 30, 1998.

    Service revenue increased to $949,000 for the three months ended September 30, 1999 from $97,000 for the three months ended September 30, 1998. This increase in service revenue was due primarily to the increased licensing activity described above, resulting in increased revenue from customer implementations, customization projects, maintenance contracts and hosted service. Service revenue represented 26.4% of total revenues for the three months ended September 30, 1999 and 16.9% of total revenues for the three months ended September 30, 1998.

    Revenue from international sales for the three months ended September 30, 1999 was 11.4% of total revenues. There was no international revenue for the three months ended September 30, 1998.

Cost of Revenues

    Cost of license revenue includes third party software royalties, product packaging, documentation and production. Cost of license revenue increased to $52,000 for the three months ended September 30, 1999 from $17,000 for the three months ended September 30, 1998. The absolute dollar increase in the cost of license revenue was due primarily to royalties. As a percentage of license revenue, cost of license revenue was 2% for the three months ended September 30, 1999 and 3.6% for the three months ended September 30, 1998. The decrease in cost of license revenue as a percent of license revenue was due primarily to the increase in license revenue over the period. We anticipate that the cost of license revenue will increase in absolute dollars as we license additional technologies, but will decrease as a percentage of license revenue.

    Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementations and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue increased to $1.7 million for the three months ended September 30, 1999 from $189,000 for the three months ended September 30, 1998. The growth in cost of service revenue was attributable primarily to an increase in personnel and related costs associated with an increased number of customers and recruiting fees. Cost of service revenue as a percent of service revenue was 176% for the three months ended September 30, 1999 and 195% for the three months ended September 30, 1998. The decrease in cost of service revenue as a percent of service revenue was due primarily to the increase in service revenue over the period. We anticipate that cost of service revenue will increase in absolute dollars, but will decrease as a percentage of service revenue.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows, and marketing collateral materials. Sales and marketing expenses increased to $4.2 million for the three months ended September 30, 1999 from $1.2 million for the three months ended September 30, 1998. This increase was attributable primarily to the addition of sales and marketing personnel, an increase in sales commissions associated with increased revenues and higher marketing costs due to expanded advertising and promotional activities. As a percentage of total revenues, sales and marketing expenses were 118% for the three months ended September 30, 1999 and 201.6% for the three months ended September 30, 1998. This decrease in sales and marketing expense as a percent of total revenues was due primarily to the increase in total revenues over the period. We expect to continue to increase our marketing and promotional efforts and hire additional sales personnel. We further expect our sales and marketing expenses to increase due to the Connectify merger. Accordingly, we anticipate that sales and marketing expenses will increase in absolute dollars, but may decrease as a percentage of total revenues from period to period.

    Research and Development. Research and development expenses consist primarily of compensation and related costs for engineering employees and contractors responsible for new product development and for enhancement of existing products and quality assurance activities. Research and development expenses increased to $2.3 million for the three months ended September 30, 1999 from $774,000 for the three months ended September 30, 1998. This increase was attributable primarily to the addition of personnel associated with product development and related benefits, consulting and recruiting costs. As a percentage of total revenues, research and development expenses were 65.3% for the three months ended September 30, 1999 and 134.6% for the three months ended

September 30, 1998. This decrease in research and development expense as a percent of total revenues was due primarily to the increase in total revenues over the period. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars, but may decrease as a percentage of total revenues from period to period. We further expect our research and development expenses to increase due to the Connectify merger.

    General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting and other general corporate expenses. General and administrative expenses increased to $782,000 for the three months ended September 30, 1999 from $308,000 for the three months ended September 30, 1998, due primarily to increased personnel, legal and professional fees, facilities and other related costs necessary to support our growth. As a percentage of total revenues, general and administrative expenses were 21.7% for the three months ended September 30, 1999 and 53.6% for the three months ended September 30, 1998. This decrease in general and administrative expenses as a percent of total revenues was due primarily to the increase in total revenues over the period. We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation as a public company. However, we expect that these expenses may decrease as a percentage of total revenues from period to period.

Other Income, Net

    Other income, net consists primarily of interest earned on cash and short-term investments, offset by interest expense related to a note. Other income, net was $79,000 for the three months ended September 30, 1999 and $38,000 for the three months ended September 30, 1998. The increase in other income, net was due primarily to increased interest income earned on higher cash balances offset by interest expense.

Provision for Income Taxes

    We have incurred operating losses for all periods from inception through September 30, 1999, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

Net Loss

    Our net loss increased to $9.6 million for the three months ended September 30, 1999 from $2.2 million for the three months ended September 30, 1998. We have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue for profitability.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

    Total revenues increased to $7.2 million for the nine months ended September 30, 1999 from $1.2 million for the nine months ended September 30, 1998. License revenue increased to $5.4 million for the nine months ended September 30, 1999 from $1.1 million for the nine months ended September 30, 1998. This increase in license revenue was due primarily to increased market acceptance of our products, expansion of our product line and increased sales generated by our expanded sales force. License revenue represented 75.9% of total revenues for the nine months ended September 30, 1999 and 88.8% of total revenues for the nine months ended September 30, 1998.

    Service revenue increased to $1.7 million for the nine months ended September 30, 1999 from $138,000 for the nine months ended September 30, 1998. This increase in service revenue was due primarily to the increased licensing activity described above, resulting in increased revenue from customer implementations, customization projects, maintenance contracts and hosted service. Service revenue represented 24.1% of total revenues for the nine months ended September 30, 1999 and 11.2% of total revenues for the nine months ended September 30, 1998.

    Revenue from international sales for the nine months ended September 30, 1999 was 10.5% of total revenues. There were no international sales for the nine months ended September 30, 1998.

Cost of Revenues

    Cost of license revenue includes third party software royalties, product packaging, documentation and production. Cost of license revenue increased to $124,000 for the nine months ended September 30, 1999 from $33,000 for the nine months ended September 30, 1998. As a percentage of license revenue, cost of license revenue was 2.3% for the nine months ended September 30, 1999 and 3% for the nine months ended September 30, 1998. The absolute dollar increase in the cost of license revenue was due primarily to royalties, product documentation costs and delivery costs for shipments to customers.

     Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementations and training services organization, allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue increased to $2.8 million for the nine months ended September 30, 1999 from $246,000 for the nine months ended September 30, 1998. The growth in cost of service revenue was attributable primarily to an increase in personnel dedicated to support our growing number of customers and related facility expenses and in system costs. Cost of service revenue as a percent of service revenue was 162% for the nine months ended September 30, 1999 and 178% for the nine months ended September 30, 1998.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows, and marketing collateral materials. Sales and marketing expenses increased to $9.2 million for the nine months ended September 30, 1999 from $2.6 million for the nine months ended September 30, 1998. This increase was attributable primarily to the addition of sales and marketing personnel, an increase in sales commissions associated with increased revenues and higher marketing costs due to expanded promotional activities. As a percentage of total revenues, sales and marketing expenses were 128.3% for the nine months ended September 30, 1999 and 209.6% for the nine months ended September 30, 1998. This decrease in sales and marketing expense as a percent of total revenues was due primarily to the increase in total revenues over the period.

    Research and Development. Research and development expenses consist primarily of compensation and related costs for engineering employees and contractors responsible for new product development and for enhancement of existing products and quality assurance activities. Research and development expenses increased to $5.7 million for the nine months ended September 30, 1999 from $1.7 million for the nine months ended September 30, 1998. This increase was attributable primarily to the addition of personnel associated with product development and related benefits, consulting and recruiting costs. As a percentage of total revenues, research and development expenses were 79% for the nine months ended September 30, 1999 and 134.7% for the nine months ended September 30, 1998. This decrease in research and development expense as a percent of total revenues was due primarily to the increase in total revenues over the period.

    General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting and other general corporate expenses. General and administrative expenses increased to $1.8 million for the nine months ended September 30, 1999 from $622,000 for the nine months ended September 30, 1998, due primarily to increased personnel, consultants and facilities expenses necessary to support our growth. As a percentage of total revenues, general and administrative expenses were 24.6% for the nine months ended September 30, 1999 and 50.5% for the nine months ended September 30, 1998. This decrease in general and administrative expenses as a percent of total revenues was due primarily to the increase in total revenues over the period.

Other Income, Net

    Other income, net consists primarily of interest earned on cash and short-term investments, offset by interest expense related to a note payable and loss from disposition of assets. Other income, net was $186,000 for the nine months ended September 30, 1999 and $79,000 for the nine months ended September 30, 1998. The increase in other income, net was due primarily to increased interest income earned on higher cash balances offset by a loss from disposition of assets and interest expense.

Provision for Income Taxes

    We have incurred operating losses for all periods from inception through September 30, 1999, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

Net Loss

    Our net loss increased to $19.5 million for the nine months ended September 30, 1999 from $4.6 million for the nine months ended September 30, 1998. We have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue for profitability.

LIQUIDITY AND CAPITAL RESOURCES

    In September 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $51.0 million. Prior to the offering, we had financed our operations primarily from private sales of convertible preferred stock totaling $26.6 million and, to a lesser extent, from bank borrowings and lease financing.

    Our operating activities used $7.5 million of cash for the nine months ended September 30, 1999, which is primarily attributable to net losses experienced during this period as we invested in the development of our products, expanded our sales force and expanded our infrastructure to support our growth. Our operating activities used $3.8 million of cash for the nine months ended September 30, 1998, which is primarily attributable to net losses experienced during this period, increases in accounts receivable and prepaid assets offset by amortization of stock-based compensation.

    Our investing activities, consisting of purchases of computer equipment, furniture, fixtures and leasehold improvements to support our growing number of employees and net purchases of short-term investments, used $10.8 million of cash for the nine months ended September 30, 1999. Our investing activities used $759,000 of cash for the nine months ended September 30, 1998, which is primarily due to purchases of computer equipment, furniture, fixtures and leasehold improvements.

    Our financing activities generated $62.6 million in cash for the nine months ended September 30, 1999, primarily from the net proceeds of our initial public offering, net proceeds from private sales of preferred stock, and to a lesser extent, from bank borrowings. Our financing activities generated $16.1 million in cash for the nine months ended September 30, 1998, primarily from the net proceeds from private sales of preferred stock.

    At September 30, 1999, we had cash and cash equivalents aggregating $57.2 million and short-term investments totaling $7.4 million. Our short-term investments secure two letters of credit issued in connection with the lease of our corporate offices. We have two lines of credit totaling $4.0 million, which are secured by all of our assets, bear interest at the bank's prime rate (8.25% as of September 30, 1999), and expire on March 2, 2000 and June 30, 2000. Our total bank debt was $1.9 million at September 30, 1999.

    Our capital requirements depend on numerous factors. We expect to devote substantial resources to continue our research and development efforts, expand our sales, support, marketing and product development organizations, establish additional facilities worldwide and build the infrastructure necessary to support our growth. We have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We have spent $1.0 million on our new facility headquarters and expect to spend a substantial amount throughout the remainder of the year. We believe that the net proceeds from the sale of the common stock in our initial public offering will be sufficient to meet our working capital and operating resource expenditure requirements for the next 18 months. However, we may need to raise additional funds in order to fund more rapid expansion, including significant increases in personnel and office facilities; to develop new or enhance existing services or products; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any financing may be dilutive to existing investors.

YEAR 2000 READINESS DISCLOSURE

Year 2000 Compliance

    Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with these Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

    In the fourth quarter of 1998 we initiated a Year 2000 compliance program. The program is being directed by our quality assurance group. Our quality assurance group is charged with identifying issues of potential risk within each department and making the appropriate evaluation, modification, upgrade or replacement. Members of our quality assurance group have worked with members of each of our principal internal divisions in the course of assessing our Year 2000 compliance.

Scope of Year 2000 Assessment

    The scope of our Year 2000 compliance program includes testing the Kana platform and the IT and non-IT systems used at our office in Palo Alto, California. Our other sales offices use the same third-party hardware and software systems as those in our Palo Alto office. Accordingly, our quality assurance group determined that it would not conduct an independent review of those systems. The operational areas under investigation include:

     - products;

     - software applications;

     - facilities;

     - suppliers and vendors; and

     - computer systems.

    We do not currently have any information concerning the Year 2000 compliance status of our customers and do not expect to obtain any such information. If our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures, especially technology expenditures that were budgeted for our products, to address Year 2000 compliance problems, our business could suffer.

Budget and Schedule

    We have funded our Year 2000 plan from available cash and have not separately accounted for these expenses in the past. To date, external expenditures for Year 2000 compliance have totaled less than $20,000. Because our products were designed to be Year 2000 compliant, most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the internal evaluation process and Year 2000 compliance matters generally. We may experience unanticipated, material problems and expenses associated with Year 2000 compliance that could harm our business. Finally, we are also subject to external forces that might generally affect industry and commerce, such as Year 2000 compliance failures by utility or transportation companies and related service interruptions.

    We have completed the evaluation of our products and our third-party software systems.

Products

    We have completed testing of the products we have shipped to date. Our testing has determined that these products are capable of properly distinguishing between 20th and 21st century dates, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with these products are also capable of properly distinguishing between 20th and 21st century dates.

Third-party Hardware and Software Systems and Services

    We have completed the process of evaluating all of the critical third-party systems and software we use in our business. We have received written statements of Year 2000 compliance from substantially all of the providers of hardware used in our business. We have identified approximately 20 different software vendors that provide software products in our business. If any of the compliance statements we have received from our third-party software or hardware providers are false, our internal systems and our ability to ship our product would be materially harmed.

    We are in the process of obtaining written compliance statements as to Year 2000 compliance from our hosting service provider and our other third-party service providers, including our Internet service providers, cellular telephone providers and all of our utilities. We expect to receive compliance statements from such entities without additional expenditures by December 1, 1999.

Contingency Plan

    Our compliance program has been substantially completed, except for obtaining a few additional compliance statements from third party vendors. We do not presently have a contingency plan for handling year 2000 problems that are not detected and corrected prior to their occurrence and do not expect to have one in place unless deemed necessary.

    We may discover Year 2000 compliance problems in our systems that will require substantial revision. In addition, third-party software, hardware or services incorporated into our products and services may need to be revised or replaced, all of which could be time-consuming and expensive and result in the following, any of which could adversely affect our business:

     - delay or loss of revenue;

     - cancellation of customer contracts;

     - diversion of development resources;

     - damage to our reputation;

     - increased service and warranty costs; and

     - litigation costs.

    Our failure to fix or replace our third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions.

RISK FACTORS ASSOCIATED WITH KANA'S BUSINESS AND FUTURE OPERATING RESULTS

    Kana's future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

  This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this "Risks Associated With Kana's Business and Future Operating Results" and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statement, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

    We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. We were incorporated in July 1996 and we first recorded revenue in February 1998. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. Many of these risks are discussed in the subheadings below, and include our ability to:

     - attract more customers;

     - implement our sales, marketing and after-sales service initiatives, both domestically and internationally; and

     - execute our product development activities.

    We may not successfully address any of these risks.

OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND WE MAY FAIL TO MEET EXPECTATIONS, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

    Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because our products and services are relatively new and our prospects uncertain. If our quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described in the subheadings below as well as:

     - the evolving and varying demand for customer communication software products and services for e-Businesses, particularly our products and services;
     - the timing of new releases of our products;
     - the discretionary nature of our customers' purchasing and budgetary cycles;
     - changes in our pricing policies or those of our competitors;
     - the timing of execution of large contracts that materially affect our operating results;
     - the mix of sales channels through which our products and services are sold;
     - the mix of our domestic and international sales;
     - costs related to the customization of our products;
     - our ability to expand our operations, and the amount and timing of expenditures related to this expansion;

     - any costs or expenses related to our anticipated move to new corporate offices; and
     - global economic conditions, as well as those specific to large enterprises with high e-mail volume.

    We also often offer volume-based pricing, which may affect our operating margins. Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenues levels. As a result, if total revenues for a particular quarter are below our expectations, we could not proportionately reduce operating expenses for that quarter. Therefore, this revenue shortfall would have a disproportionate effect on our expected operating results for that quarter. In addition, because our service revenue is largely correlated with our license revenue, a decline in license revenue could also cause a decline in our service revenue in the same quarter or in subsequent quarters.

    Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE, WHICH MAY REDUCE THE TRADING PRICE OF OUR COMMON STOCK

    Since we began operations in 1997, we have incurred substantial operating losses in every quarter. As a result of accumulated operating losses, at September 30, 1999, we had an accumulated deficit of approximately $28.2 million. For the three months ended September 30, 1999, we had a net loss of $9.6 million, or 375% of revenues for that period. Since inception, we have funded our business primarily through selling our stock, not from cash generated by our business. Our growth in recent periods has been from a limited base of customers, and we may not be able to sustain these growth rates. We expect to continue to increase our operating expenses. As a result, we expect to continue to experience losses and negative cash flows, even if sales of our products and services continue to grow, and may not generate sufficient revenues to achieve profitability in the future.

    In addition, as a result of the Connectify merger, we expect that our losses will increase even more significantly because of additional costs and expenses related to:

          - an increase in the number of our employees;
          - an increase in research and development activities;
          - an increase in sales and marketing activities; and
          - assimilation of operations and personnel.

    If we do achieve profitability, we may not be able to sustain or increase any profitability on a quarterly or annual basis in the future.

WE FACE SUBSTANTIAL COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY

    The market for our products and services is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share.

    We currently face competition for our products from systems designed by in-house and third-party development efforts. We expect that these systems will continue to be a principal source of competition for the foreseeable future. Our competitors include a number of companies offering one or more products for the e-Business communications market, some of which compete directly with our products. For example, our competitors include companies providing stand-alone point solutions, including Annuncio, Inc., Brightware, Inc., eGain Communications Corp., Mustang Software, Inc. and Responsys.com. In addition, we may compete with companies providing customer management and communications solutions, such as Clarify Inc. (which recently announced its proposed acquisition by Northern Telecom), Digital Impact, Inc., Genesys Telecommunications Laboratories, Inc. (which recently announced its proposed acquisition by Alcatel ), Lucent Technologies, Inc., Message Media, Inc., Oracle Corporation, Pivotal Corporation, Siebel Systems, Inc., Silknet Software, Inc. and Vantive Corporation (which recently announced its acquisition by PeopleSoft, Inc.).

    Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than do we. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. We may lose potential customers to competitors for various reasons, including the ability or willingness of our competitors to offer lower prices and other incentives that we cannot match. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of the recently announced industry consolidations, as well as future consolidations.

    We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

OUR FAILURE TO CONSUMMATE OUR EXPECTED SALES IN ANY GIVEN QUARTER COULD DRAMATICALLY HARM OUR OPERATING RESULTS BECAUSE OF THE LARGE SIZE OF OUR TYPICAL ORDERS

    Our sales cycle is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which we have little or no control. Consequently, if sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of a typical order, a lost or delayed sale could result in revenues that are lower than expected. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected.

WE MAY NOT BE ABLE TO FORECAST OUR REVENUES ACCURATELY BECAUSE OUR PRODUCTS HAVE A LONG AND VARIABLE SALES CYCLE

    The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken three to 12 months in the United States and longer in foreign countries. Our sales cycle has required pre-purchase evaluation by a significant number of individuals in our customers' organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to our prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products.

OUR STOCK PRICE MAY BE HIGHLY VOLATILE AND COULD DROP, PARTICULARLY BECAUSE OUR BUSINESS DEPENDS ON THE INTERNET

    The trading price of our common stock has in the past and is expected to continue in the future to fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and which have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock.

DIFFICULTIES IN IMPLEMENTING OUR PRODUCTS COULD HARM OUR REVENUES AND MARGINS

    Forecasting our revenues depends upon the timing of implementation of our products. This implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support or customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

OUR BUSINESS DEPENDS ON THE ACCEPTANCE OF OUR PRODUCTS AND SERVICES, AND IT IS UNCERTAIN WHETHER THE MARKET WILL ACCEPT OUR PRODUCTS AND SERVICES

    Of our total revenue of $3.6 million for the three months ended September 30, 1999, $2.6 million was derived from licenses of our product and $1 million from related services. We are not certain that our target customers will widely adopt and deploy our products and services. Our future financial performance will depend on the successful development, introduction and customer acceptance of new and enhanced versions of our products and services. In the future, we may not be successful in marketing our products and services or any new or enhanced products.

WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL NECESSARY TO DEVELOP OUR ENGINEERING, PROFESSIONAL SERVICES AND SUPPORT CAPABILITIES IN ORDER TO CONTINUE TO GROW

    We intend to increase our sales, marketing, engineering, professional services and product management personnel substantially over the next 12 months. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot continue to grow if we cannot attract qualified personnel. Our failure to attract and retain the highly trained personnel that are integral to our product development and professional services group, which is the group responsible for implementation and customization of, and technical support for, our products and services, may limit the rate at which we can develop and install new products or product enhancements, which would harm our business. We will need to increase our staff to support new customers and the expanding needs of our existing customers, without compromising the quality of our customer service. Hiring qualified professional services personnel, as well as sales, marketing, administrative and research and development personnel, is very competitive in our industry, particularly in the San Francisco Bay Area, where Kana is headquartered, due to the limited number of people available with the necessary technical skills. We expect to face greater difficulty attracting these personnel with equity incentives as a public company than we did in previous years as a privately held company.

WE MAY FACE DIFFICULTIES IN HIRING AND RETAINING QUALIFIED SALES PERSONNEL TO SELL OUR PRODUCTS AND SERVICES, WHICH COULD HARM OUR ABILITY TO INCREASE OUR REVENUES IN THE FUTURE

    Our financial success depends to a large degree on the ability of our direct sales force to increase sales to a level required to adequately fund marketing and product development activities. Therefore, our ability to increase revenues in the future depends considerably upon our success in recruiting, training and retaining additional direct sales personnel and the success of the direct sales force. Also, it may take a new salesperson a number of months before he or she becomes a productive member of our sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than we anticipate.

LOSS OF OUR CHIEF EXECUTIVE OFFICER AND PRESIDENT COULD HARM OUR BUSINESS

    Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of Michael J. McCloskey, our Chief Executive Officer, and Mark S. Gainey, our President and co-founder. The loss of the services of any of these individuals could harm our business and operations. In addition, we have not obtained life insurance benefiting Kana on any of our key employees or entered into employment agreements with our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

A FAILURE TO MANAGE OUR INTERNAL OPERATING AND FINANCIAL FUNCTIONS COULD LEAD TO INEFFICIENCIES IN CONDUCTING OUR BUSINESS AND SUBJECT US TO INCREASED EXPENSES

    Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. We have limited experience in managing rapid growth. We are experiencing a period of growth that is placing a significant strain on our managerial, financial and personnel resources. Our business will suffer if this growth continues and we fail to manage this growth. On September 30, 1999, we had a total of 212 full-time employees compared to 51 on September 30, 1998. We expect to continue to hire new employees at a rapid pace. For example, we added 89 employees in the third quarter of 1999, with 31 of these employees joining us as a result of the Connectify merger. Moreover, we need to continue to assimilate Connectify's operations into our operations. The rate of our recent growth has made management of that growth more difficult. Any additional growth will further strain our management, financial, personnel, internal training and other resources. To manage any future growth effectively, we must improve our financial and accounting systems, controls, reporting systems and procedures, integrate new personnel and manage expanded operations. Any failure to do so could negatively affect the quality of our products, our ability to respond to our customers, and retain key personnel, and our business in general. We plan to move our corporate offices to a new location in November 1999. This move may disrupt our business and operations.

THE INTEGRATION OF OUR NEW CHIEF EXECUTIVE OFFICER, VICE PRESIDENT OF BUSINESS DEVELOPMENT, VICE PRESIDENT OF MARKETING, VICE PRESIDENT OF ELECTRONIC DIRECT MARKETING AND VICE PRESIDENT OF INTERNATIONAL SALES INTO OUR MANAGEMENT TEAM MAY INTERFERE WITH OUR OPERATIONS

    We have recently hired a number of new officers, including our Chief Executive Officer, Michael J. McCloskey, who joined us in June 1999, and our Vice President of Business Development, Vice President of Marketing, Vice President of Electronic Direct Marketing and Vice President of International Sales, each of whom has been with us for less than four months. To integrate into our company, these individuals must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations.

THE CONNECTIFY MERGER MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND MANAGEMENT DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL AND OPERATIONS

    We may not realize the benefits from the Connectify merger. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. Other key Connectify personnel may decide not to work for us. In addition, Connectify's product will have to be integrated into our products, and it is uncertain whether we may accomplish this easily. These difficulties could disrupt our ongoing business, distract our management and employees or increase our expenses.

IF WE ACQUIRE ADDITIONAL COMPANIES, PRODUCTS OR TECHNOLOGIES, WE MAY FACE RISKS SIMILAR TO THOSE FACED IN THE CONNECTIFY MERGER

    If we are presented with appropriate opportunities, we intend to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we buy another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to the Connectify merger. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

DELAYS IN THE DEVELOPMENT OF NEW PRODUCTS OR ENHANCEMENTS TO EXISTING PRODUCTS WOULD HURT OUR SALES AND DAMAGE OUR REPUTATION

    To be competitive, we must develop and introduce on a timely basis new products and product enhancements for companies with significant e-Business customer interactions needs. Any failure to do so could harm our business. If we experience product delays in the future, we may face:

     - customer dissatisfaction;
     - cancellation of orders and license agreements;
     - negative publicity;
     - loss of revenues;
     - slower market acceptance; and
     - legal action by customers against us.

    In the future, our efforts to remedy this situation may not be successful and we may lose customers as a result. Delays in bringing to market new products or their enhancements, or the existence of defects in new products or their enhancements, could be exploited by our competitors. If we were to lose market share as a result of lapses in our product management, our business would suffer.

TECHNICAL PROBLEMS WITH EITHER OUR INTERNAL OR OUR OUTSOURCED COMPUTER AND COMMUNICATIONS SYSTEMS COULD INTERRUPT OUR KANA ONLINE SERVICE

    The success of our Kana Online service depends on the efficient and uninterrupted operation of our own and outsourced computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar adverse events. We have entered into an Internet-hosting agreement with Exodus Communications, Inc. to maintain all of our Kana Online servers at Exodus' data center in Santa Clara, California. Our operations depend on Exodus' ability to protect its and our systems in its data center against damage or interruption. Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. We have no formal disaster recovery plan in the event of damage or interruption, and our insurance policies may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our customers and result in reduced revenues.

IF WE FAIL TO BUILD SKILLS NECESSARY TO SELL OUR KANA ONLINE SERVICE, WE WILL LOSE REVENUE OPPORTUNITIES AND OUR SALES WILL SUFFER

    The skills necessary to market and sell Kana Online are different than those relating to our software products. We license our software products for a fixed fee based on the number of concurrent users and the optional applications purchased. We license Kana Online based on a fixed fee for installation, configuration and training, and a variable monthly component depending on actual customer usage. Our sales force sells both our software products and Kana Online. Because different skills are necessary to sell Kana Online versus our software products, our sales and marketing groups may not be able to maintain or increase the level of sales of either Kana Online or our software products.

OUR PENDING PATENTS MAY NEVER BE ISSUED AND, EVEN IF ISSUED, MAY PROVIDE US WITH LITTLE PROTECTION

    Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We regard the protection of patentable inventions as important to our future opportunities. We currently have four U.S. patent applications pending relating to our software. However, none of our technology is patented outside of the United States nor do we currently have any international patent applications pending. It is possible that:

     - our pending patent applications may not result in the issuance of patents;
     - any patents issued may not be broad enough to protect our proprietary rights;
     - any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;
     - current and future competitors may independently develop similar technology, duplicate our products or design around any of our patents;
     - and effective patent protection may not be available in every country in which we do business.

WE RELY UPON TRADEMARKS, COPYRIGHTS AND TRADE SECRETS TO PROTECT OUR PROPRIETARY RIGHTS, WHICH MAY NOT BE SUFFICIENT TO PROTECT OUR INTELLECTUAL PROPERTY

    We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have a registered trademark, "Kana", and pending trademark applications for our logo and "KANA COMMUNICATIONS and Design". However, none of our trademarks is registered outside of the United States, nor do we have any trademark applications pending outside of the United States. Moreover, despite any precautions that we have taken:

     - laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;
     - current federal laws that prohibit software copying provide only limited protection from software "pirates", and effective trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;
     - other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks; and
     - policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

    Also, the laws of other countries in which we market our products may offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

WE MAY BECOME INVOLVED IN LITIGATION OVER PROPRIETARY RIGHTS, WHICH COULD BE COSTLY AND TIME CONSUMING AND GENESYS TELECOMMUNICATIONS LABORATORIES, INC. HAS FILED AN INFRINGEMENT SUIT AGAINST US

    Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents that our products or technology infringe. Any of these third parties might make a claim of infringement against us. Many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. Any litigation, brought by us or others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

    On October 8, 1999, Genesys Telecommunications Laboratories, Inc. ("Genesys") filed a complaint against Kana in the United States District Court for the District of Delaware. Genesys alleges that Kana's Customer Messaging System 3.0 infringes one or more claims of a Genesys patent. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys' fees, costs and pre- and post-judgement interest. The litigation is currently in its early stages and we have not received information or documentation other than the filed complaint and therefore cannot fully evaluate the claim. We intend to fight this claim vigorously and do not expect it to materially impact the results from operations. Kana is not currently a party to any other material legal proceedings.

WE MAY FACE HIGHER COSTS AND LOST SALES IF OUR SOFTWARE CONTAINS ERRORS

    We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the mission- critical nature of our products and services, undetected errors are of particular concern. We have only a few "beta" customers that test new features and functionality of our software before we make these features and functionalities generally available to our customers. If our software contains undetected errors or we fail to meet our customers' expectations in a timely manner, we could experience:

     - loss of or delay in revenues expected from the new product and an immediate and significant loss of market share;
     - loss of existing customers that upgrade to the new product and of new customers;
     - failure to achieve market acceptance;
     - diversion of development resources;
     - injury to our reputation;
     - increased service and warranty costs;
     - legal actions by customers against us; and
     - increased insurance costs.

WE MAY FACE LIABILITY CLAIMS THAT COULD RESULT IN UNEXPECTED COSTS AND DAMAGE TO OUR REPUTATION

    Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages. However, these contractual limitations on liability may not be enforceable and we may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers' internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and distracting our management.

WE INTEND TO EXPAND OUR INTERNATIONAL OPERATIONS, WHICH COULD DIVERT MANAGEMENT ATTENTION AND PRESENT FINANCIAL ISSUES

    Our international operations are located in the United Kingdom and, to date, have been limited. We plan to expand our existing international operations and establish additional facilities in other parts of the world. We may face difficulties in accomplishing this expansion, including finding adequate staffing and management resources for our international operations. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. In addition, in order to expand our international sales operations, we will need to, among other things:

     - expand our international sales channel management and support organizations;
     - customize our products for local markets; and
     - develop relationships with international service providers and additional distributors and system integrators.

    Our investments in establishing facilities in other countries may not produce desired levels of revenues. Even if we are able to expand our international operations successfully, we may not be able to maintain or increase international market demand for our products. In addition, we have only licensed our products internationally since January 1999 and we have limited experience in developing localized versions of our software and marketing and distributing them internationally. Localizing our products may take longer than we anticipate due to difficulties in translation and delays we may experience in recruiting and training international staff.

OUR GROWTH COULD BE LIMITED IF WE FAIL TO EXECUTE OUR PLAN TO EXPAND INTERNATIONALLY

    For the three months ended September 30, 1999, we derived approximately 11.4% of our total revenues from sales outside North America. We also have established an office in the United Kingdom. As of September 30, 1999 we had 17 employees in our United Kingdom office. The United Kingdom office oversees and processes all orders for our products and services in Europe. As a result, we face risks from doing business on an international basis, any of which could impair our internal revenues. Although our international sales have not yet been materially affected by the following risks, we could, in the future, encounter greater difficulty in accounts receivable collection, longer sales cycles and collection periods or seasonal reductions in business activity. In addition, our international operations could cause our average tax rate to increase. Any of these events could harm our international sales and results of operations.

INTERNATIONAL LAWS AND REGULATIONS MAY EXPOSE US TO POTENTIAL COSTS AND
LITIGATION

    Our international operations will increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult to conduct our business. The European Union, in which we have a sales office, recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information, which, if applied to the sale of our products and services, could negatively impact our results of operations.

WE MAY SUFFER FOREIGN EXCHANGE RATE LOSSES

    Our international revenues are denominated in local currency. Therefore, a strengthening of other currencies versus the U.S. dollar could make our products less competitive in foreign markets. We do not currently engage in currency hedging activities. We have not yet but may in the future experience foreign exchange rate losses, especially to the extent that we do not engage in hedging.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING, IF REQUIRED, ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING COULD AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH

    We may need to raise additional funds to develop or enhance our products or services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We do not have a long enough operating history to know with certainty whether our existing cash and the proceeds of this offering will be sufficient to finance our anticipated growth. Additional financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

OUR EXECUTIVE OFFICERS AND DIRECTORS EXERCISE CONTROL OVER STOCKHOLDER VOTING MATTERS

    Our executive officers and directors, their affiliates and other substantial stockholders together control approximately 56.4% of the outstanding common stock. As a result, these stockholders, if they act together, are able to control all matters requiring approval of a majority of our stockholders, including the election of directors and significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control of Kana, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of Kana or its assets and might affect the market price of our common stock.

WE HAVE ADOPTED ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY

    The board of directors have the authority to issue up to 5,000,000 shares of preferred stock. Moreover, without any further vote or action on the part of the stockholders, the board of directors have the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if issued, might have preference over and harm the rights of the holders of common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

    Our certificate of incorporation, bylaws and equity compensation plans include provisions that may deter an unsolicited offer to purchase Kana. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving Kana. Furthermore, our board of directors will be divided into three classes, only one of which will be elected each year. Directors will only be removable by the affirmative vote of at least 66 2/3% of all classes of voting stock. These factors may further delay or prevent a change of control of Kana.

Risks Related to Our Industry

OUR FAILURE TO MANAGE MULTIPLE TECHNOLOGIES AND TECHNOLOGICAL CHANGE COULD HARM OUR FUTURE PRODUCT DEMAND

    Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render our products obsolete. The market for e-Business customer communication software is characterized by:

          - rapid technological change;
          - frequent new product introductions;
          - changes in customer requirements; and
          - evolving industry standards.

    Our products are designed to work on a variety of hardware and software platforms used by our customers. However, our software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments and other systems that our customers use. For example, the server component of the current version of our products runs on the Windows NT operating system from Microsoft, and we must develop products and services that are compatible with UNIX and other operating systems to meet the demands of our customers. If we cannot successfully develop these products in response to customer demands, our business could suffer. Also, we must constantly modify and improve our products to keep pace with changes made to these platforms and to database systems and other back-office applications and Internet-related applications. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may cause confusion in the market and harm our business. If we fail to modify or improve our products in response to evolving industry standards, our products could rapidly become obsolete, which would harm our business.

IF WE FAIL TO RESPOND TO CHANGING CUSTOMER PREFERENCES IN OUR MARKET, DEMAND FOR OUR PRODUCTS AND OUR ABILITY TO ENHANCE OUR REVENUES WILL SUFFER

    We must continually improve the performance, features and reliability of our products, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing software and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective customers. If we do not properly identify the feature preferences of prospective customers, or if we fail to deliver features that meet the requirements of these customers, our ability to market our products successfully and to increase our revenues could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead time.

IF THE INTERNET AND E-MAIL FAIL TO GROW AND BE ACCEPTED AS A MEDIUM OF COMMUNICATION, DEMAND FOR OUR PRODUCTS AND SERVICES WILL DECLINE

    We sell our products and services primarily to organizations that receive large volumes of e-mail and Web-based communications. Consequently, our future revenues and profits, if any, substantially depend upon the continued acceptance and use of the Internet and e-mail, which is evolving as a medium of communication. Rapid growth in the use of e-mail is a recent phenomenon and may not continue. Many of our customers have business models that are based on the continued growth of the Internet. As a result, a broad base of enterprises that use e-mail as a primary means of communication may not develop or be maintained. In addition, the market may not accept recently introduced products and services that process e-mail, including our products and services. Moreover, companies that have already invested significant resources in other methods of communications with customers, such as call centers, may be reluctant to adopt a new strategy that may limit or compete with their existing investments. If businesses do not continue to accept the Internet and e-mail as a medium of communication, our business would suffer.

FUTURE REGULATION OF THE INTERNET MAY SLOW ITS GROWTH, RESULTING IN DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES AND INCREASED COSTS OF DOING BUSINESS

    Due to the increasing popularity and use of the Internet, it is possible that state, federal and foreign regulators could adopt laws and regulations that impose additional burdens on those companies that conduct business online. These laws and regulations could discourage communication by e-mail or other Web-based communications, particularly targeted e-mail of the type facilitated by the Connectify product, which could reduce demand for our products and services.

    The growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that may inhibit the use of Internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet, particularly as it relates to online communication, could decrease demand for our products and services and increase our costs of doing business, or otherwise harm our business. Our costs could increase and our growth could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services.

YEAR 2000 ISSUES PRESENT TECHNOLOGICAL RISKS, COULD CAUSE DISRUPTION TO OUR BUSINESS AND COULD HARM SALES OF OUR PRODUCTS AND SERVICES

    Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with these Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

    Any failure of our material systems, our customers' material systems or the Internet to be Year 2000 compliant would have material adverse consequences for us. We are currently assessing the Year 2000 readiness of the software, computer technology and other services that we use that may not be Year 2000 compliant. We have not completed all operational tests on our internal systems. Accordingly, we are unable to predict to what extent our business may be affected if our software, the systems that operate in conjunction with our software or our internal systems experience a material Year 2000 failure. See "Year 2000 Readiness Disclosure".

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

    We develop products in the United States and sell these products in North America, Europe, Asia and Australia. Generally, our sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge our foreign exchange risk.

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investments consist primarily of commercial paper, which have an average fixed yield rate of 6%. These all mature within six months. Kana does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

    On October 8, 1999, Genesys Telecommunications Laboratories, Inc. ("Genesys") filed a complaint against Kana in the United States District Court for the District of Delaware. Genesys alleges that Kana's Customer Messaging System 3.0 infringes one or more claims of a Genesys patent. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys' fees, costs and pre- and post-judgement interest. The litigation is currently in its early stages and we have not received information or documentation other than the filed complaint and therefore cannot fully evaluate the claim. We intend to fight this claim vigorously and do not expect it to impact results. Kana is not currently a party to any other material legal proceedings. See "Risk Factors -- We may become involved in litigation over proprietary rights, which could be costly and time consuming and Genesys Telecommunications Laboratories, Inc. has filed an infringement suit against us."

Item 2.   Changes in Securities and Use of Proceeds

(d)       Use of Proceeds from Sales of Registered Securities.

    On September 27, 1999, Kana consummated its initial public offering of its Common Stock, $0.001 par value. The managing underwriters in the offering were Goldman Sach & Co, Hambrecht & Quist LLC and Wit Capital Corporation (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-82587) that was declared effective by the SEC on September 21, 1999. All 3,795,000 shares of Common Stock registered under the Registration Statement, including shares covered by an overallotment option that was exercised, were sold at a price to the public of $15.00 per share. The aggregate offering amount registered was $56,925,000,000. In connection with the offering, Kana paid an aggregate of $3,985,000 in underwriting discounts to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the offering, other than underwriting discounts. All amounts shown are estimated except for the registration fees of the SEC and the National Association of Securities Dealers, Inc. ("NASD").

          SEC Registration Fee                        $   28,130
          NASD Filing Fee                                  5,500
          Nasdaq National Market Listing Fee              91,000
          Printing and Engraving Expenses                440,000
          Legal Fees and Expenses                        700,000
          Accounting Fees and Expenses                   360,000
          Blue Sky Fees and Expenses                      15,000
          Transfer Agent Fees                             30,000
          Miscellaneous                                  276,370
                                                      ----------
                                                      $1,946,000
                                                      ==========
    Kana currently used the net proceeds from its initial public offering of Common Stock to invest in short-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of Kana. We currently estimate that we will use the net proceeds as follows: 45% for marketing and distribution activities; 20% for various product development initiatives; 10% for capital expenditures; and 25% for working capital and other general corporate purposes.

    In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending these uses, the net proceeds of the offering will be invested in short-term, interest-bearing, investment-grade instruments.

As of the date of this report, we can only estimate the particular uses for the net proceeds received upon completion of the offering. However, we currently have no formal plan for use of the expected offering proceeds, nor have we sought the advice of or received reports from any of our professional advisors regarding the use of the offering proceeds. As a result, the above estimates and our use of proceeds are subject to change at our management's discretion. The amounts actually expended for each of the purposes listed above may vary significantly depending upon a number of factors, including the progress of our marketing programs, capital spending requirements, and developments in Internet commerce.

Item 4.   Submission of Matters to a Vote of Security Holders

    By action by written consent of the majority of shareholders of Kana on June 17, 1999, the holders of 20,450,735 shares of outstanding capital stock approved an amendment to the 1997 Stock Option/Stock Issuance Plan increasing the authorized number of shares of common stock reserved for issuance thereunder under by 2,000,000 shares.

    By action by written consent of the majority of shareholders of Kana on July 8, 1999, the holders of 21,911,310 shares of outstanding capital stock (i) approved the Fourth Amended and Restated Articles of Incorporation and (ii) waived notice and preemptive rights under the Second Restated and Amended Shareholder' Agreement.

    By action by written consent of the majority of shareholders of Kana on August 12, 1999, the holders of 21,022,654 shares of outstanding capital stock approved the following actions: (i) the Certificate of Amendment to the Fourth Amended and Restated Articles of Incorporation; (ii) the Amendment to the Amended and Restated Bylaws; and (iii) an amendment to the 1997 Stock Option/Stock Issuance Plan increasing the authorized number of shares of common stock reserved for issuance thereunder by 1,000,000 shares.

    By action by written consent of the majority of shareholders of Kana on August 23, 1999, the holders of 20,719,933 shares of outstanding capital stock approved the following actions: (i) the reincorporation in the State of Delaware by creating a wholly owned subsidiary under the laws of the State of Delaware to acquire all of the assets and assume all of the liabilities of Kana pursuant to a statutory merger; (ii) the amendment to the Amended and Restated Certificate of Incorporation, effecting a two-for-three reverse stock split; (iii) the 1999 Stock Incentive Plan; (iv) the 1999 Employee Stock Purchase Plan; (v) an indemnification agreement for Kana's current and future officers and directors; and (vi) the public company Certificate of Incorporation and Bylaws to be filed or adopted, as applicable, at the closing of the initial public offering.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)    Exhibits

                 27     Financial Data Schedule

          (b)    Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 1999                  Kana Communications, Inc.



                                   /S/  MICHAEL J. MCCLOSKEY
                                   -------------------------
                                   Michael J. McCloskey
                                   Chief Executive Officer and Director




                                   /S/  JOSEPH D. MCCARTHY
                                   -----------------------
                                   Joseph D. McCarthy
                                   Vice President, Finance and Operations
                                  (Principal Financial and Accounting Officer)

                      EXHIBIT INDEX TO KANA COMMUNICATIONS, INC.
                             Quarterly Report on Form 10-Q
                       For the Quarter Ended September 30, 1999

Exhibit Number                     Description
--------------                     -----------

27                                 Financial Data Schedule