Form 10-K
period 1999-12-31
KANA COMMUNICATIONS INC
filed 2000-03-30
CIK 1089907

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the fiscal year ended December 31, 1999,

                                       Or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the transition period from      to

                       Commission File Number 000-26287

                               ----------------

                           KANA COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)

                               ----------------

               Delaware                              77-0435679
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or Organization)             Identification No.)

                     740 Bay Road, Redwood City, CA 94063
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (650) 298-9282

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value

                               ----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form.[_]

    As of March 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,234,550,000 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Market(R) on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 10, 2000, the Registrant had outstanding 60,809,098 shares of Common Stock.

                               ----------------

    This Report on Form 10-K includes 89 pages with the Index to Exhibits located on page 64.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           KANA COMMUNICATIONS, INC.

                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1999

                                                                           Page
                                                                           ----

                                      PART I
 Item 1  Business ......................................................     3
 Item 2  Properties.....................................................    17
 Item 3  Legal Proceedings..............................................    17
 Item 4  Submission of Matters to a Vote of Security Holders............    17

                                     PART II

 Item 5  Market for the Registrant's Common Equity and Related
         Stockholder Matters............................................    18
 Item 6  Selected Consolidated Financial Data...........................    20
 Item 7  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    21
 Item 7A Quantitative and Qualitative Disclosures About Market Risk.....    47
 Item 8  Financial Statements and Supplementary Data....................    47
 Item 9  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................    47

                                     PART III

 Item 10 Directors and Executive Officers of the Registrant.............    48
 Item 11 Executive Compensation.........................................    54
 Item 12 Security Ownership of Certain Beneficial Owners and
         Management.....................................................    59
 Item 13 Certain Relationships and Related Transactions.................    61

                                     PART IV

 Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-
         K..............................................................    63
 Signatures..............................................................   88

                                     PART I

    The following contains forward-looking statements within the meaning of
Section 21e of the Securities Exchange Act of 1934. Kana's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Overview

    Kana develops, markets and supports customer communication software products and services for e-Businesses. Kana defines e-Businesses as companies that leverage the reach and efficiency of the Internet to enhance their competitive market position, from Internet start-ups to the largest 2,000 companies in the world, commonly known as the "Global 2000". Kana's products and services allow these companies to manage high volumes of inbound and outbound e-mail and website-based communications, while facilitating the delivery of specific and personalized information to each customer. By using Kana's software products and services, e-Businesses can, among other things:

  . compile customer and communication history;

  . profile and send targeted communications to potential and existing customers;

  . generate automated confirmations, notifications and receipts related to e-commerce transactions;

  . respond to online service and support inquiries; and

  . trigger follow-on actions within the e-Business.

    As a result, Kana enables e-Businesses to enhance customer relationships, generate additional revenue opportunities and reduce the cost of online communications.

    Kana's software, which consists of applications built upon Kana's technology platform, is designed with a web-based architecture. By web-based, Kana means that its software design is based on the unique characteristics of the Internet and uses industry standards, such as the Java programming language, Hypertext Mark-up Language (HTML), and Extensible Mark-up Language
(XML). This web-based architecture allows Kana's products to facilitate scaleability and the integration of Kana's platform with other e-Business and legacy systems. By integrating with databases and other enterprise systems, Kana's technology platform functions as the online customer communications infrastructure for e-Businesses.

    Kana offers its products on both a license and a hosted basis. Kana also offers implementation, customization and maintenance services to support its customers. Kana On-Line, Kana's hosted application service, allows e-Businesses to rapidly and efficiently deploy an online customer communication system while minimizing their up-front investment in hardware, software and services.

    On December 3, 1999, Kana closed a merger with Business Evolution pursuant to which Business Evolution became Kana's wholly-owned subsidiary. Business Evolution develops, markets and supports real-time and e-mail based customer communications software for e-Businesses. Business Evolution's software enables e-Businesses to communicate with potential and existing customers through e-mail and real-time world wide web based applications. By using Business Evolution's software, e-businesses can enhance customer relationships and minimize lost sales. Business Evolution was based in Princeton, New Jersey, and had 66 employees at the time of the merger.

    On December 3, 1999, Kana closed a merger with netDialog pursuant to which netDialog became Kana's wholly-owned subsidiary. netDialog develops, markets and supports internet based self-service customer communications software for e-Businesses. netDialog's software enables e-Businesses to assemble customer experience to better communicate with potential and existing customers through world wide web based applications. By using netDialog's software, e-businesses can enhance customer relationships and minimize lost sales. netDialog was based in San Mateo, California, and had 45 employees at the time of the merger.

    Kana's objective is to become the leading provider of online customer communication software products and services for e-Businesses. To achieve its objective, Kana intends to expand its products to enter new markets, increase its global distribution capabilities and alliances, leverage its hosted application service and continue to emphasize customer advocacy and satisfaction.

    Kana's customers range from Global 2000 companies pursuing an e-Business strategy to rapidly growing Internet companies. As of December 31, 1999, each of more than 35 customers had ordered at least $110,000 of Kana's products and services, including:

    .eBay Inc                    .Ameritrade            .Telstra
    .eToys Inc                   .Kodak                 .Paine Webber
    .Chase American              .Gap
Airlines                         .barnesandnoble.com
    .Manhattan Bank

    No customer accounted for 10% or more of Kana's total revenues in 1998 or 1999.

Recent Developments

    On February 6, 2000, Kana entered into a definitive agreement to acquire Silknet Software, Inc. In the merger, Silknet will become a wholly-owned subsidiary of Kana, and each share of Silknet common stock will be exchanged for 1.66 shares of the common stock, par value $0.001 per share, of Kana Communications, Inc. We expect to issue approximately 28.5 million shares of our common stock and to assume 4.58 million common stock options and warrants in the merger.

    Silknet provides electronic customer relationship management software, or eCRM software, that allows companies to offer marketing, sales, e-commerce and support services through a single Web site interface personalized for individual customers. Silknet's products enable a company to deliver these services to its customers over the Web through customer self-service, assisted service or immediate, direct collaboration among that company and its customers, partners, employees and suppliers. These users can choose from a variety of communications media, such as the Web, e-mail and the telephone, to do business with that company. Silknet's software can capture and consolidate data derived from all of these sources and distribute it throughout a company and to its partners to provide a single view of the customer's interaction with that company.

    The proposed merger has not closed and is subject to approval by Kana and Silknet stockholders. The details of the merger are described in a Registration Statement on SEC Form S-4 that was declared effective by the SEC on March 22, 2000. Kana and Silknet have mailed a Joint Proxy Statement/Prospectus to Kana and Silknet stockholders in connection with the Special Meeting of Stockholders to be held on April 18, 2000. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS AND ANY OTHER MERGER-RELATED DOCUMENTS FILED WITH THE SEC, AS THEY CONTAIN IMPORTANT INFORMATION. Investors may obtain free copies of these documents through the SEC's website at http://www.sec.gov, Kana Communications, Inc., 740 Bay Road, Redwood City, CA 94063, attn: Investor Relations, telephone: (650) 298-9282, or Silknet Software, Inc., 50 Phillippe Cote Street, Manchester, NH 03101, (603) 625-0070 attn: Investor Relations.

    Kana, Silknet and their respective directors, officers and certain other employees may be soliciting proxies from Kana and Silknet stockholders in favor of the merger. Information concerning these solicitation participants is set forth in the Registration Statement on Form S-4.

Industry Background

    With the widespread adoption of the Internet, new businesses can enter and disrupt established markets virtually overnight. In this environment, most companies' customers have a variety of purchasing options and are only a click away from the competition. As a result, businesses need to be closer and more responsive to their customers than ever before. Whether a company is a Global 2000 enterprise, or a newly established Internet-based business, the ability to provide a high quality customer experience, and thus to establish long-term customer relationships and loyalty, is more important than ever. In fact, for many e-Businesses, superior customer service and the brand reputation that results are becoming key competitive advantages.

    Until recently, most customer communications took place in person, by telephone or by letter. In order to respond to these types of customer inquiries more effectively, many companies invested substantial resources in expensive call centers and traditional direct marketing initiatives. Call centers typically served a customer service function, employed costly technology and did not scale effectively. Traditional direct marketing is typically expensive and not effective in terms of conversion and response rates. With the advent of the Internet and the proliferation of e-mail, the manner in which businesses communicate with their customers has undergone a fundamental change: customers are now demanding that businesses be accessible and communicate online.

    Given the emerging shift to online customer interaction, traditional solutions are not addressing the fundamental changes required by e-Businesses. The Gartner Group estimates that companies will receive 25% of all customer inquiries via e-mail and web-based forms by 2001, so the incorporation of these new online communications channels is critical to continued success. However, most companies remain unprepared to address the dramatic growth of e-mail and web-based customer communications. A survey of 125 companies with content, consumer brands, travel, retail and financial services web sites conducted by Jupiter Communications in late 1998 found that 42% of the surveyed companies' web sites took longer than five days to reply to e-mail inquiries, never replied or were not accessible by e-mail.

    There can be negative consequences for an e-Business if it fails to manage online customer communications effectively. These consequences can include loss of customers, increased difficulty in acquiring new customers and a deterioration of competitive position. In addition, e-Businesses face higher operating and information technology costs without efficient and reliable management of online customer communications. Perhaps most significantly, e-Businesses may lose the opportunity to take advantage of new revenue-generating opportunities by failing to capitalize upon the wealth of information conveyed through online customer communications. While addressing these challenges, e-Businesses must also be able to deploy a customer communications solution across multiple departments, to integrate the solution with existing e-Business and legacy systems and databases and to scale the solution as volumes grow.

    Kana believes that in order for companies to compete effectively in today's rapidly changing e-Business environment, it must differentiate itself by providing the highest quality customer experience. To accomplish this, e-Businesses require a software solution that:

  . enables personalized online customer interaction that is timely, relevant and specific to the needs of the customer;

  . reduces operating and information technology costs while integrating with existing e-Business and legacy systems and databases across multiple departments; and

  . broadens the opportunities for revenue generation through the extraction, analysis and management of the valuable information contained within online customer interactions.

The Kana Solution

    Kana's products and services enable e-Businesses to manage their online customer communications in order to generate additional revenue opportunities, enhance customer relationships, and reduce operating and information technology costs. Kana On-Line, Kana's web-based service, offers the Kana solution on a hosted basis.

    Kana believes its products and services provide the following business benefits:

    Increased Revenue Opportunities. Kana's software enables e-Businesses to track and manage online customer communications and integrate online customer information with relevant data contained within existing corporate databases and systems. By integrating and using information in this way, e-Businesses can identify and create additional revenue-generating opportunities. For example, e-Businesses can:

  . proactively market and sell existing products and services in a targeted, individualized fashion using outbound messaging campaigns;

  . sell additional products and services, such as product upgrades, during the response process; and

  . identify and develop new product and service offerings.

    Enhanced Customer Relationships. Kana's products and services enable e-Businesses to interact with their customers in a personalized and timely manner. The ability to collaborate seamlessly across the enterprise facilitates the generation of comprehensive, accurate responses. Kana's software provides e-Businesses with the ability to track and manage online customer communications and integrate the online customer information with relevant data contained within existing corporate databases and systems. e-Businesses can then analyze and report on this information and launch customized initiatives in response to the gathered information. Kana believes that the resulting improvements in the overall customer experience will enable e-Businesses to significantly enhance customer retention and loyalty.

    Reduced Operating and Information Technology Costs. Kana's products and services reduce the operating and information technology costs of e-Businesses by increasing the efficiency and effectiveness of online customer communications. For instance, an e- Business using Kana's software will be able to handle significantly greater volumes of customer e-mails, thereby increasing efficiency and productivity, and reducing costs. Costs are further reduced as a result of migrating customer communications from expensive telephony-based environments to the more cost- effective channels of e-mail and the web.

    Kana's products use a combination of automation, business process and artificial intelligence workflow and advanced messaging analysis technologies to allow e-Businesses to deliver information and respond to customer messages rapidly and accurately, which can increase the effectiveness of messages delivered, decrease the number of repeat inquiries received and increase the efficiency of users. Kana's open, scaleable web-based architecture is designed to be integrated readily with e-Businesses' legacy systems, extending these systems' useful lives and allowing e-Businesses to avoid expensive upgrades. In addition, Kana's hosted web-based service, Kana On-Line, allows e-Businesses to utilize a customized Kana product while minimizing information technology infrastructure costs.

    In addition to these business benefits, Kana's products and services differ from those of Kana's competitors, and as a result of the following Kana believes they enable it to deliver superior value to e-Businesses:

    Advanced Architecture. Kana's software features a scaleable, web-based architecture that incorporates industry standards.

  . Web-Based. Kana's software is based upon a web-based architecture that supports multiple hardware and software platforms and browser-based interfaces. Kana's software runs on multiple hardware platforms simultaneously in order to enhance scaleability. In addition, Kana's software is readily deployable and performs in demanding operating environments.

  . Scaleable. Kana's architecture scales to accommodate large numbers of transactions and concurrent users. For example, by deploying Kana's advanced message classification technologies, e-Businesses can more effectively categorize customer messages, automate responses and increase message volume. Kana's architecture also scales to accommodate new functionalities and applications that may be required by e-Businesses.

  . Open and Standards-Based. Kana's software supports open industry standards such as the Java programming language, Hypertext Mark-up Language (HTML) and Extensible Mark-up Language (XML), and integrates easily with:

   . existing enterprise software environments;

   . e-mail, telephony, billing and customer relationship management systems;

   . product and other databases; and

   . a broad range of other information systems.

    The ability to share data across these multiple applications provides e-Businesses with a powerful tool for capitalizing on their customer communications.

  . Optimize Key Business Processes. Kana's software is designed to optimize workflow, information and communications associated with online customer communications. Kana's software can be configured to trigger not only a message delivery and response but also other actions within an organization. For example, Kana's software can alert an e-Business' engineering department if the e-Business receives repeat inquiries about a software defect or the human resources department if a resume is attached to a communication.

  . Enhanced Productivity. Kana's software is designed to automate key functions of the online communications process while simultaneously providing high-quality customer communications. Users can customize the applications and access an integrated knowledge base of corporate information to handle increased message volume. Kana's software also provides one-click access to customer histories and all previous communications so that users can accurately target customers and provide fully informed, accurate and personalized answers that are consistent across the organization. System administrators can set preferences, routing rules and user permissions and establish address books and message queues, all on a real-time basis.

  . Comprehensive Data Analysis and Reporting. Kana's software includes an application that analyzes metrics ranging from system utilization to user performance and provides a broad range of packaged reports that enable management to maximize message volume and user productivity. It also enables e-Businesses to maximize the value of their customer communications by collecting, extracting and analyzing the large amounts of information contained within online customer communications. e-Businesses can use this information to enhance their customer relationships and capitalize on new opportunities by identifying trends, understanding customer interests and responses, addressing problems and improving corporate decision-making. In addition, e-Businesses can use any data created or captured by Kana software to design custom reports and decision management tools.

  . Advanced Message Classification. Kana's software enables e-Businesses to classify and respond to customer messages rapidly and accurately with the desired level of human intervention. Kana is developing advanced message classification technologies that significantly increase the efficiency of the message management process. e-Businesses experiencing a high volume of inbound messages can choose the level of automation appropriate for their needs, including routing a message to a particular queue or user for response, categorizing a message for a fully automated response or allowing the creation of a fully personalized response to the inquiry.

The Kana Strategy

    Kana's objective is to become the leading provider of mission-critical online customer communication software products and services for e-Businesses. The key elements of Kana's strategy include:

    Extend Market Leadership Position. Kana's objective is to extend its position as a leader in the e-Business software market for managing online customer communications by leveraging its suite of software applications and establishing itself as the solution of choice. Kana intends to take advantage of its technological leadership, strategic customer base and distribution capabilities to extend its current position as a market leader. Moreover, Kana believes that, by broadening its platform and suite of applications, it can expand its market opportunities and solidify its position as a leading provider of comprehensive e-Business products and services.

    Expand Kana's Suite of Products to Enter New Markets. Kana intends to expand its suite of products to include additional e-commerce and content management applications in order to enter new markets. In developing these applications, Kana is working with its customers to identify the strategic and functional needs of e-Businesses that operate in the rapidly changing Internet environment. Kana's focus is to develop applications that address those needs and integrate them seamlessly with its existing platform to help e-Businesses establish broader and deeper customer relationships. Kana believes these applications will be integrated to merge e-commerce transactions with customer communications to create further revenue opportunities.

    Increase Distribution Capabilities. Kana intends to broaden and increase its distribution capabilities worldwide by combining the efforts of its direct sales force and its alliances with leading e-Business service and infrastructure providers. Kana's sales alliances are reseller arrangements or cooperative sales agreements with larger companies, such as MCI Worldcom, Inc., Davox, Inc. and Convergys Corporation. By expanding existing alliances and aggressively developing new ones, Kana can leverage others' sales, marketing and deployment capabilities to help establish Kana as a worldwide provider of e-Business products and services to manage online customer communications.

    Establish Technology Leadership with Open, Scaleable Web-based Architecture. Kana's objective is to establish the Kana architecture as the leading technology platform and market standard for e-Business products and services to manage online customer communications. To deliver the high performance required in the complex and rapidly changing e-Business environment, Kana has designed its products to be highly scaleable, easily customizable and readily able to integrate with existing enterprise applications and systems. Because Kana's web-based architecture is based on industry standards such as Java, HTML and XML, e-Businesses and third parties are able to develop and deploy new applications on top of the Kana platform. Kana intends to continue to develop and enhance its advanced architecture to efficiently handle the growing volume of online customer communications while providing increased functionality across e-Businesses.

    Leverage Hosted Web-Based Application Service. Kana offers Kana On-Line, Kana's hosted web-based application service, for e-Businesses that want to deploy an online customer communication system rapidly and efficiently while minimizing their up-front investment in hardware, software and services. Kana On-Line allows Kana to manage important customer data and monitor real-time, hands-on customer feedback on Kana's software. Kana intends to continue developing this service because this service allows Kana to target additional markets that are complementary to Kana's software-based solution, provides it with recurring revenue streams and may, in the future, allow it to enter into new business opportunities. To date, revenues received from Kana On-Line have not been material. Although Kana intends to develop and support this service, as a result of many factors, including the relative success of sales of Kana's products and Kana's services, Kana cannot accurately predict when revenues from Kana On-Line will become material.

    Emphasize Customer Advocacy and Satisfaction. Kana believes that delivering complete customer satisfaction is vital to growing Kana's business. Kana's emphasis on customer advocacy and satisfaction has provided it with a strong base of referenceable customers. This strategy provides many benefits, including potentially shortened sales cycles, incremental sales opportunities to Kana's installed-base of customers and new and improved products resulting from customer feedback. Kana intends to remain focused on providing the highest level of satisfaction to its customers and to continue to design its solutions to address their online customer communications needs. In addition, Kana intends to continue to build its professional services group, which maintains customer relationships beyond the implementation phase and is responsible for providing a superior customer experience.

Products and Services

  Kana Platform and Suite of Applications

    Kana's products are comprised of a software platform and a suite of customer communication applications. Together the platform and the applications create an advanced and scaleable online customer communication system for e-Businesses. The Kana platform consists of the Kana Core Technology, which includes Kana Conduits. The suite of software applications consists of Kana Connect, Kana Notify, Kana Realtime, Kana Assist, Kana Classify and Kana Response. License fees for Kana's software are typically based on the number of customer profiles processed by the software or the number of users authorized to access Kana's software at any given time, and is also dependent upon the specific application licensed.

    Kana Core Technology. The Kana Core Technology has a number of capabilities, including message delivery, enterprise integration, queue management, collaboration, personalization, automation, message transport and performance management. The Kana Core Technology uses an open, scaleable, web-based architecture and serves as the foundation for the suite of Kana applications. Kana Conduits, also part of the Kana Core Technology, allows e-Businesses to integrate the Kana platform with other enterprise applications such as telephony customer relationship management systems and e-commerce infrastructure. This integration is designed to allow applications to exchange information so that e-Businesses can communicate with their customers more efficiently and consistently.

    Kana Connect. Kana Connect is Kana's electronic direct marketing application that enables e-Businesses to proactively deliver individually targeted messages to increase the lifetime value of customers. The application enables marketers to profile, target and engage customers in one-to-one conversations through permission-based, e-mail communication.

    Kana Notify. Kana Notify is Kana's automated communications application that extends the customer retail experience by automating, customizing and managing transaction-related communications such as order status and receipts, and helps to reduce customer service inquiries by sending proactive messages.

    Kana Realtime. Kana Realtime is an e-commerce application that enables companies to engage in one-to-one realtime communications with customers to generate higher sales conversions. The solution's live two-way web-based dialogue between the company and customer provides immediate online sales assistance to help companies turn browsers into buyers, reduce shopping cart abandonment, cross-sell and up-sell during the sales cycle, and reduce sales service costs.

    Kana Assist. Kana Assist is an online self-service application that improves the customer experience by delivering context-sensitive answers to customer questions directly on the web site--allowing customers to quickly and conveniently obtain answers to their questions without the intervention of a customer service representative.

    Kana Classify. Kana Classify is Kana's advanced message classification technology that drives automated actions. Kana Classify categorizes customer messages and can automatically respond to customers, suggest responses for user review or route messages to skill-based queues.

    Kana Response. Kana Response is Kana's e-mail and web communications management application that assists e-Businesses in responding to large numbers of inbound customer communications. Kana Response provides rule-based automation, intelligent workflow, message queuing, specialized user tools and a centralized knowledge base of issues and responses.

   Kana On-Line

    Kana On-Line is a web-based application service that offers the Kana software on a hosted basis. Kana On-Line provides e-Businesses with access to a customized version of Kana's software without the need to purchase, install or maintain their own server or database infrastructure. With Kana On-Line, Kana hosts the back-end infrastructure and the customer accesses Kana's powerful functionality by deploying the core applications of the Kana solution.

    The hardware and core technology supporting Kana On-Line is pre-installed and managed at Exodus Communications, Inc., a leading provider of Internet server hosting and management solutions. Kana believes that Exodus is equipped to provide the security, reliability and performance required for hosting Kana's solution through its nationwide network operating centers and high-speed wide area network backbone.

    Kana On-Line offers several key benefits to e-Businesses:

  . Low Initial Investment. e-Businesses gain the benefits of the core components of the Kana software with limited hardware and software infrastructure costs.

  . Low Cost of Ownership. Because Kana hosts the back-end infrastructure for Kana On-Line, e-Businesses keep IT administration and overhead costs low while achieving the benefits of the Kana software.

  . Scalability. Kana On-Line is scaleable and, because of the Kana On-Line fee structure, an e-Business' costs will increase only as its usage increases.

  . Reliability and Security. A team of dedicated professionals monitors and maintains the customer business applications in a secure environment. Kana actively works to promote the security of e-Business data and the reliability of the Kana On-Line service.

  . Rapid Deployment. Since e-Businesses run the Kana software locally, they are not responsible for purchasing and configuring the appropriate hardware and the system can often be set up in a matter of days. A Kana On-Line representative works with the e-Business to ensure that the system is configured to meet its specific needs.

  . Easy Migration. Because Kana offers both a hosted and licensed version of the Kana software, e-Businesses can start by using Kana's hosted applications and convert to a premise license without disruption of their service or additional training for system users.

  Professional Services

    Kana's professional services group consists of consulting services, customer advocacy, technical support and education services.

    Consulting Services. Kana's consulting services group provides a wide range of business and technical expertise to support Kana's customers and partners during the implementation of solutions. This group brings deep functional and industry knowledge to the market as well as the technical capabilities to deliver premium consulting services for Kana's customers and partners.

    Customer Advocacy. Kana's customer advocacy group ensures ongoing customer satisfaction with the Kana solution. This includes providing experienced account planning to develop a long-term relationship and ensure business needs are being met as Kana's customers evolve and grow. The group develops a satisfaction plan with Kana's customers to ensure the successful delivery of services and resources.

    Technical Support. Kana's technical support group provides global support for Kana's customers through a number of channels, including phone and e-mail, as well as access to the Kana Support website.

    Education Services. Kana's education services group delivers a full set of training programs for Kana's customers and partners, including a comprehensive set of learning tracks for end users, business consultants, and developers through instructor-led, web-based, and onsite delivery. The group also provides up-to-date information to Kana's customers and partners through monthly newsletters, website FAQ's, and regional user groups.

Technology

    Kana's software incorporates industry standards, such as Java, HTML and XML, in order to facilitate customization and to enable efficient development cycles. The Kana software offers both web- and Windows-based interfaces.

   Open, Standards-Based Architecture

    The architecture of the Kana software is "open" because it relies upon industry standards that facilitate integration with customers' e-Business and legacy databases and systems and the development of applications on the Kana platform. These industry standards include:

  . Java;

  . JDBC (Java DataBase Connectivity);

  . standard relational databases from Oracle and Microsoft;

  . JSP (Java Server Pages); and

  . Microsoft ASP (Active Server Pages).

    The use of industry standards also permits the Kana platform to be readily customized to users' preferences.

   Scaleable Web-Based Architecture

    Kana's software relies on a scaleable web-based architecture. This architecture separates the different system components into logical layers, supports multiple hardware and software platforms, supports browser-based interfaces and enables the system to run on multiple hardware platforms simultaneously in order to enhance scaleability. The tiers are the presentation, user interface, workflow, business object, mail delivery, tracking and data layers.

   Advanced Message Classification Technologies

    Kana has focused its research and development of advanced message classification technologies on Bayesian Network technology. Bayesian Network technology is a classification technology approach that combines machine learning with human expertise to infer conclusions about new data. Using machine learning, the system automatically builds a classification model from existing customer messages, thereby reducing the cost and time of installation and maintenance and allowing the system to improve as new issues arise. With human expertise, the system enables managers to add their knowledge selectively to the system in order to improve accuracy and adjust the model to anticipate new issues or react to them in real time. Bayesian Network technology underlies Kana Classify, which categorizes customer messages and drives system automation.

   Ease of Platform Upgrade

    Kana's software may be readily upgraded to new versions of the Kana system. New versions of the software, when installed, are designed to recognize the historical data and configurations from the previous version of the system and automatically convert them to the new data format. This enables an e-Business to upgrade Kana's software without any programming or advanced technical capability.

Sales and Marketing

   Sales

    Kana's sales strategy is to pursue targeted accounts through a combination of its direct sales force and its strategic alliances. To date, Kana has targeted its sales efforts at the e-Business divisions of Global 2000 companies and at rapidly growing Internet companies. Kana maintains direct sales personnel domestically in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Texas, Virginia, Washington and Washington D.C., and internationally in the United Kingdom, Germany and Australia. The direct sales force is organized into regional teams, which include both sales representatives and systems engineers. As of December 31, 1999, Kana employed in its sales force 23 persons in its offices in the United Kingdom and Germany and three persons in its office in Australia. Kana's office in the United Kingdom is primarily responsible for sales in Europe generally, Kana's office in Germany is primarily responsible for sales in Germany and Austria, and Kana's office in Australia is primarily responsible for sales in Australia and Asia. Sales managers currently based in the United States handle other international sales and report to Kana's Vice President, International. Kana's direct sales force is complemented by telemarketing representatives based at Kana's headquarters in Redwood City, California.

    Kana complements its direct sales force with a series of reseller and sales alliances, such as those with MCI WorldCom, Inc., Davox, Inc. and Convergys Corporation. Through these alliances Kana is able to leverage additional sales, marketing and deployment capabilities. In the future, Kana intends to expand its distribution capabilities by increasing the size of its direct sales force, establishing additional sales offices both domestically and internationally and broadening its alliance activities. As of December 31, 1999, 93 of Kana's employees were engaged in sales activities. See "Item 1. Business--Strategic Relationships".

    Kana's total revenues derived from sources outside of the United States for fiscal year 1999 were $1,384,901. Prior to 1999, Kana did not derive revenues from sources outside of the United States.

   Marketing

    Kana's marketing programs are targeted at e-Businesses and are currently focused on educating its target market, generating new sales opportunities and creating awareness for Kana's e-Business customer communications software. Kana conducts marketing programs worldwide to educate its target market. In addition, Kana engages in a variety of marketing activities, including:

  . conducting seminars;

  . hosting regular customer events;

  . participating in industry and technology-related conferences and trade shows;

  . establishing and maintaining close relationships with recognized industry analysts;

  . conducting electronic and traditional direct mailings and ongoing public relations campaigns;

  . managing and maintaining Kana's web site;

  . conducting market research; and

  . creating and placing advertisements.

    Kana's marketing organization also serves an integral role in acquiring, organizing and prioritizing industry and customer feedback in order to help provide product direction to its development organizations. Kana has a detailed product management process that surveys customer and market needs to predict and prioritize future customer requirements. Kana also focuses on developing a range of joint marketing strategies and programs in order to leverage their existing strategic relationships and resources. These alliances provide collaborative resources to help extend the reach of Kana's presence in the marketplace. Kana intends to continue to pursue these alliances in the future. As of December 31, 1999, 32 of Kana's employees were engaged in marketing activities.

Strategic Relationships

    Kana has three types of strategic relationships: service relationships, marketing relationships and reseller and strategic sales relationships, that are designed to leverage Kana's services, software development and sales capabilities. These relationships are formal or informal agreements with third parties, and they are typically not exclusive and for a short term. However, Kana views these relationships as critical to Kana's success in providing enterprise-wide e-Business communication software products and services.

    Service Relationships. Kana collaborates with systems integrators such as Andersen Consulting and Scient Corporation. These collaborations occur on a project by project basis, and no formal agreements or commitments exist regarding Kana's relationships with these systems integrators. These systems integrators are highly trained in Kana's software, and on a project by project basis provide integration and implementation services.

    Marketing Relationships. Kana has established a series of relationships with marketing partners across a variety of industries, including providers of customer relationship management software, sales force automation software, telephony systems and IT hardware, that allow it to provide a comprehensive solution to e-Businesses. Kana's marketing relationships are typically contained in a written agreement, but these agreements generally may be terminated at any time by either party and do not contain penalties for nonperformance.

    Reseller and Strategic Sales Relationships. Kana complements its direct sales force with a series of reseller and strategic sales relationships in targeted industries such as telecommunications. Kana's agreements with these companies are typically in the form of value-added reseller agreements.

    In the future, Kana intends to establish additional strategic relationships to broaden its product offerings by addressing multiple channels of online communications and enhancing its distribution channels.

    Many of the companies with which Kana has struck relationships also work with competing software companies, and Kana's success will depend on their willingness and ability to devote sufficient resources and efforts to its products and services. Kana's arrangements with these parties typically are in the form of non-exclusive agreements that may be terminated by either party without cause or penalty and with limited notice. Therefore, Kana can provide no guarantee that any of these parties will continue their relationship with it.

Customers

    Kana's customers range from Global 2000 companies pursuing an e-Business strategy to rapidly growing Internet companies. As of December 31, 1999, Kana had licensed its solution to more than 300 customers in a variety of industries worldwide. The following is a list of customers that Kana believes are representative of its overall customer base:

    Internet Services            Financial                e-Tailing
    City Index                   Ameritrade               barnesandnoble.com
    eBay                         CBOE                     CDNOW
    eFax.com                     Datek                    Cendant
    Excite@Home                  Dime Savings Bank        Drugstore.com
    iVendor                      Dow Jones                eToys
    iVillage                     Financial Engines        Furniture.com
    JFAX.com                     Wit Capital              Insweb
    Lycos                                                 Reel.com
    priceline.com                                         Tickets.com
    The Motley Fool
    The Street.com

    Travel                       Communications           Other
    American Airlines            Ameritech                Coleman
    Canadian Airlines            AT&T                     Estee Lauder
    Mapquest.com                 Convergys                Ford Motor Company
    NorthKanast                  Davox                    General Motors
    SKanadish Railroads          NTL                      Hewlett-Packard
    Travelocity (Sabre)          Sprynet (Mindspring)     Microsoft
                                 Stream International     Shell International
                                 Telstra                  The Gap
                                 US Kanast                Williams-Sonoma

    No customer accounted for 10% or more of Kana's total revenues for 1999. Although a substantial portion of Kana's license and service revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitment contracts, Kana does not depend on any ongoing commitments from its large customers.

Research and Development

    Kana believes that strong product development capabilities are essential to its strategy of enhancing its core technology, developing additional applications incorporating that technology and maintaining the competitiveness of its product and service offerings. Kana has invested significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within Kana and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In addition, Kana has recruited key engineers and software developers with experience in the customer communications and internetworking markets and has complemented these individuals by hiring senior management with experience in enterprise application development, sales and deployment.

    Kana's research and development expenses totaled approximately $5.7 million for the year ended December 31, 1998 and $12.9 million for the year ended December 31, 1999. As of December 31, 1999, 115 of Kana's employees were engaged in research and development activities. Kana's success depends, in part, on its ability to enhance its existing customer interactions solutions and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of its prospective customers. Delays in bringing to market new products or their enhancements, or the existence of defects in new products or enhancements, could be exploited by Kana's competitors. If Kana were to lose market share as a result of lapses in its product management, its business would suffer.

Competition

    The market for Kana's products and services is intensely competitive, evolving and subject to rapid technological change. Kana expects the intensity of competition to increase in the future. Kana currently faces competition for its products from systems designed by in-house and third-party development efforts. Kana expects that these systems will continue to be a principal source of competition for the foreseeable future. Kana's competitors include a number of companies offering one or more products for the e-Business customer communication market, some of which compete directly with Kana's products. For example, Kana's competitors include companies providing stand-alone point solutions, including Annuncio, Inc., AskJeeves, Inc., Brightware, Inc., Digital Impact, Inc., eGain Communications Corp., Inference Corporation, Marketfirst, Inc., LivePerson, Inc., Mustang Software, Inc., Responsys.com. and Servicesoft, Inc. In addition, Kana may compete with companies providing customer management and communications solutions, such as Broadbase, Inc., Cisco Systems, Inc., Clarify Inc., (which has been acquired by Northern Telecom) E.piphany, Inc., Genesys Telecommunications Laboratories, Inc., (which has been acquired by Alcatel) Lucent Technologies, Inc., Message Media, Inc., Oracle Corporation, Pivotal Corporation, Siebel Systems, Inc., Silknet Software, Inc. (if the merger is not completed) and Vantive Corporation (which has agreed to be acquired by PeopleSoft, Inc.). Furthermore, Kana may face increased competition should it expand its product line, through acquisition of complementary businesses or otherwise.

    Kana believes that the principal competitive factors affecting its market include a significant base of referenceable customers, the breadth and depth of a given solution, product quality and performance, customer service, core technology, product scaleability and reliability, product features, the ability to implement solutions and the value of a given solution. Although Kana believes that its solution currently competes favorably with respect to these factors, Kana's market is relatively new and is evolving rapidly. Kana may not be able to maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

    Many of Kana's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than does Kana. In addition, many of Kana's competitors have well-established relationships with Kana's current and potential customers and have extensive knowledge of Kana's industry. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Kana also expects that competition will increase as a result of industry consolidations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Risk Factors--Kana faces substantial competition and may not be able to compete effectively".

Intellectual Property

    Kana relies upon a combination of patent, copyright, trade secret and trademark laws to protect its intellectual property. Kana currently has seven U.S. patent applications pending covering:

  . A customer communication software product for e-mail and website-based communications, using rules and message categories to codify workflow, including use of standard phrases, response templates, recipient lists and routing;

  . A customer communication software product for e-mail and website-based communications in which advanced workflow features are used in conjunction with rules, queues and timers;

  . A customer communication software product for e-mail and website-based communications that uses queues and timers to track, route and escalate the priority of messages;

  . A customer communication software product for e-mail and website-based communications that combines a rule-based workflow engine with a text classification system to automate e-mail response;

  . A customer communications software product for network based customer service that provides differing levels of customer response;

  . A method of using XML to distribute data between applications; and

  . A customer communications software product for providing live support over the world-wide web.

    These patents, if allowed, will cover a material portion of Kana's products and services. Kana has also filed international patent applications corresponding to three of Kana's U.S. applications.

    In addition, Kana has one U.S. trademark registration and seven pending U.S. trademark registrations as well as pending trademark registrations in Australia, Canada, the European Union, India, Japan, South Korea and Taiwan. Although Kana relies on patent, copyright, trade secret and trademark law to protect its technology, Kana believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. Kana can give no assurance that others will not develop technologies that are similar or superior to its technology.

    Kana generally enters into confidentiality or license agreements with its employees, consultants and alliance partners, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite Kana's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use Kana's products or technology or to develop products with the same functionality as its products. Policing unauthorized use of Kana's products is difficult, and Kana cannot be certain that the steps it has taken will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States. In addition, some of Kana's license agreements require Kana to place the source code for its products into escrow. These agreements generally provide that some parties will have a limited, non-exclusive right to use this code if:

  . there is a bankruptcy proceeding instituted by or against Kana;

  . Kana ceases to do business without a successor; or

  . Kana discontinues providing maintenance and support.

    Substantial litigation regarding intellectual property rights exists in the software industry. Kana's software products may be increasingly subject to third-party infringement claims as the number of competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Some of Kana's competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim Kana's technology infringes. Some of these competitors may make a claim of infringement against us with respect to Kana's products and technology. See "Legal Proceedings".

Employees

    As of December 31, 1999, Kana had 337 full-time employees, 73 of whom were in Kana's professional services group, 110 in sales and marketing, 99 in research and development, and 47 in finance, administration and operations. Kana added 182 employees between July 1, 1999 and December 31, 1999, which number does not include 118 new employees resulting from the Business Evolution and netDialog mergers. Kana's future performance depends in significant part upon the continued service of Kana's key technical, sales and marketing, and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of Kana's key employees could harm its business.

    Kana's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for these personnel is intense, particularly in the San Francisco Bay Area where Kana is headquartered. Due to the limited number of people available with the necessary technical skills and understanding of the Internet, Kana can give no assurance that it can retain or attract key personnel in the future. None of Kana's employees is represented by a labor union. Kana has not experienced any work stoppages and considers its relations with its employees to be good. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations Risk Factors--Kana may be unable to hire and retain the skilled personnel necessary to develop its engineering, professional services and support capabilities in order to continue to grow" and "--Kana may face difficulties in hiring and retaining qualified sales personnel to sell its products and services, which could harm Kana's ability to increase its revenues in the future".

ITEM 2. PROPERTIES

    Kana's corporate offices are located in Redwood City, California, where Kana leases approximately 60,861 square feet under a lease that expires in October 2006. As of December 31, 1999, the annual base rent for this facility was approximately $1.9 million. In addition, Kana leases facilities and offices domestically in Westport, Connecticut, Chicago, Illinois and Richardson, Texas; and internationally in the United Kingdom, Germany and Australia. The terms of these leases expire beginning in August 2000, and automatically renew unless earlier terminated. On February 11, 2000, Kana entered into an agreement to lease approximately 62,500 additional square feet in Redwood City, California under a lease that expires in December, 2010. The annual base rent for this facility for the first year is approximately $2.4 million. We believe that our corporate office space in Redwood City and the other facilities we currently lease will be sufficient to meet our needs through at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

    On October 8, 1999, Genesys Telecommunications Laboratories, Inc. filed a complaint against Kana in the United States District Court for the District of Delaware. Genesys has amended its complaint to allege that Kana's Customer Messaging System 3.0 infringes one or more claims of two Genesys patents. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys' fees, costs and pre- and post-judgment interest. The litigation is currently in its early stages and Kana has not received material information or documentation. Kana intends to fight this claim vigorously and does not expect it to impact results. Kana is not currently a party to any other material legal proceedings. See "Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations--Risk Factors." Kana may become involved in litigation over proprietary rights, which could be costly and time consuming, and Genesys Telecommunications Laboratories, Inc. has filed an infringement suit against Kana".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  (a) Market Information and Recent sales of Unregistered Securities

    Kana's common stock is listed on the Nasdaq Stock Market under the Symbol "KANA".

    The following table sets forth the range of high and low closing sales prices for each period indicated, adjusted for the two-for-three reverse stock split effective September 1999 and the two for one forward stock split effective February 2000:

                                                                 High     Low
                                                                ------- -------
   Year Ended December 31, 1999:
     Fourth quarter............................................ $122.50 $ 24.03
     Third quarter (from September 22, 1999)................... $ 26.13 $ 22.78

    The reported last sale price of Kana's common stock on the Nasdaq Stock Market on March 21, 2000 was $99.94. The approximate number of holders of record of the shares of the Company's common stock was 396 as of March 21, 2000. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. The Company estimates that the number of beneficial stockholders of the shares of the Company's common stock as of March 21, 2000 was approximately 36,667.

    Kana has authorized common stock, $.001 par value and Preferred Stock, $.001 par value. Kana has not issued any Preferred Stock.

    Kana has not paid any cash dividends on its capital stock. Kana currently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, Kana's existing credit facilities prohibit the payment of cash or stock dividends on Kana's capital stock without the lender's prior written consent. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    Kana made the following unregistered sales of its common stock during the quarter ended December 31, 1999:

                                Name of                   Persons of class
                             Underwriter or                of persons to
Transaction     Amount of      placement    Consideration whom securities        Exemption from
   Date      Securities Sold     agent        Received       were sold        Registration claimed
-----------  --------------- -------------- ------------- ----------------    --------------------
  12/3/99       1,120,286         None           (1)        Stockholders   Section 4(2) of the
                                                                           Securities Act of 1933, as
                                                                           amended
  12/3/99       1,890,200         None           (2)        Stockholders   Section 4(2) of the
                                                                           Securities Act of 1933, as
                                                                           amended

--------
(1)Pursuant to an Agreement and Plan of Reorganization dated as of December 3, 1999, by and among Kana Communications, Inc., Kong Acquisition Corp., a wholly-owned subsidiary of Kana Communications, Inc., and netDialog, Inc., on December 3, 1999 (the effective date of the acquisition), all outstanding shares of netDialog capital stock were converted into 1,120,286 shares of Kana common stock.

(2)Pursuant to an Agreement and Plan of Reorganization dated as of December 3, 1999, by and among Kana Communications, Inc., King Acquisition Corp., a wholly-owned subsidiary of Kana Communications, Inc., and Business Evolution, Inc., on December 3, 1999 (the effective date of the acquisition), all outstanding shares of Business Evolution capital stock were converted into 1,890,200 shares of Kana common stock.

  (b) Report of offering securities and use of proceeds therefrom:

    On September 21, 1999, we consummated our initial public offering of common stock, $0.001 par value. The managing underwriters in the offering were Goldman Sach & Co, Hambrecht & Quist LLC and Wit Capital Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Reg. No. 333-82587) that was declared effective by the SEC on September 21, 1999. All 7,590,000 shares of common stock registered under the registration statement, including shares covered by an over-allotment option that was exercised, were sold at a price to the public of $7.50 per share. The aggregate offering amount registered was $56,925,000. In connection with the offering, Kana paid an aggregate of $3,985,000 in underwriting discounts to the underwriters. In addition, the following table sets forth an approximation of all expenses incurred in connection with the offering, other than underwriting discounts. All amounts shown are approximations except for the registration fees of the SEC and the National Association of Securities Dealers, Inc.

   SEC Registration Fee............................................. $   28,130
   NASD Filing Fee..................................................      5,500
   Nasdaq National Market Listing Fee...............................     91,000
   Printing and Engraving Expenses..................................    440,000
   Legal Fees and Expenses..........................................    700,000
   Accounting Fees and Expenses.....................................    360,000
   Blue Sky Fees and Expenses.......................................     15,000
   Transfer Agent Fees..............................................     30,000
   Miscellaneous....................................................    276,370
                                                                     ----------
   Total Expenses:.................................................. $1,946,000
                                                                     ==========

    All of such expenses were direct or indirect payments to others.

    The net offering proceeds to us after deducting the total expenses above were approximately $51,066,000. From September 21, 1999 to December 31, 1999, we used such net offering proceeds from our initial public offering of common stock to invest in short-term, interest bearing, investment grade securities and used proceeds for working capital and other corporate purposes. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the registration statement. We used its existing cash balances to fund Kana's general operations.

    We currently estimate that we will use the remaining net proceeds as follows: 45% for marketing and distribution activities; 20% for various product development initiatives; 10% for capital expenditures; and 25% for working capital and other general corporate purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Kana Communications, Inc. and the notes to consolidated financial statements included elsewhere in this annual report.

    The consolidated statement of operations data for each of the years in the three-year period ended December 31, 1999, and the consolidated balance sheet data at December 31, 1998 and 1999 are derived from our consolidated financial statements. These consolidated financial statements have been audited by KPMG LLP, independent auditors, and are included elsewhere in this annual report. The diluted net loss per share computation excludes potential shares of common stock (preferred stock, options to purchase common stock and common stock subject to repurchase rights held by Kana), since their effect would be antidilutive. See Note 1 of Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute actual basic and diluted net loss per share. The historical results are not necessarily indicative of results to be expected for any future period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          Years Ended December 31,
                                  --------------------------------------------
                                       1999           1998           1997
                                  --------------  -------------  -------------
                                  (in thousands, except per share amounts)
Consolidated Statement of
 Operations Data:
Revenues:
  License........................ $       10,536  $       2,014  $        --
  Service........................          3,528            333           617
                                  --------------  -------------  ------------
    Total revenues...............         14,064          2,347           617
                                  --------------  -------------  ------------
Cost of revenues:
  License........................            271             54
  Service........................          6,610            666           253
                                  --------------  -------------  ------------
Total cost of revenues...........          6,881            720           253
                                  --------------  -------------  ------------
Gross profit.....................          7,183          1,627           364
Operating expenses:
  Sales and marketing............         21,199          5,504           512
  Research and development.......         12,854          5,669           971
  General and administrative.....          5,018          1,826           378
  Amortization of stock-based
   compensation..................         80,476          1,456           113
  Acquisition related costs......          5,635            --            --
                                  --------------  -------------  ------------
    Total operating expenses.....        125,182         14,455         1,974
                                  --------------  -------------  ------------
Operating loss...................       (117,999)       (12,828)       (1,610)
Other income (expense), net......           (744)           227            57
                                  --------------  -------------  ------------
    Net loss..................... $     (118,743) $     (12,601) $     (1,553)
                                  ==============  =============  ============
Basic and diluted net loss per
 share........................... $        (4.61) $       (2.01) $      (0.37)
                                  ==============  =============  ============
Shares used in computing basic
 and diluted net loss per share
 amounts.........................         25,772          6,258         4,152
                                  ==============  =============  ============

                                                              December 31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------- ------- ------
                                                             (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments....... $54,862 $14,035 $5,594
Working capital.........................................  40,236  11,833  5,364
Total assets............................................  70,229  16,876  6,158
Notes payable, less current portion.....................     412     726     51
Total stockholders' equity.............................. $48,500 $12,951 $5,684

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the Financial Condition and Results of Operations of Kana contains forward-looking statements within the meaning of
Section 21e of the Securities Exchange Act of 1934. Kana's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

    Kana was incorporated in July 1996 in California and was reincorporated in Delaware in September 1999. Kana had no significant operations until 1997. Through January 1998, Kana was a development stage enterprise and had no revenues. Kana's operating activities during this period related primarily to conducting research, developing its initial products, raising capital and building its sales and marketing organization. In February 1998, Kana released the first commercially available version of the Kana platform. To date, Kana has derived substantially all of its revenues from licensing its software and related services, and Kana has sold its products worldwide primarily through its direct sales force.

    On August 13, 1999, Kana closed a merger with Connectify, Inc. pursuant to which Connectify became a wholly-owned subsidiary of Kana. Connectify develops, markets and supports electronic direct marketing software for e-Businesses. Connectify's software enables e-Businesses to profile and target potential and existing customers and then deliver and track personalized e-mails to their customers. By using electronic direct marketing software in this way, e-Businesses can build customer loyalty, increase the probability of repeat transactions and reduce customer attrition. Connectify was based in San Mateo, California, and had 31 employees as of the merger.

    In connection with the merger, Kana issued approximately 6,982,000 shares of our common stock in exchange for all outstanding shares of Connectify capital stock and reserved 416,690 shares of common stock for issuance upon the exercise of Connectify options and warrants Kana assumed in connection with the merger. The merger was accounted for as a pooling of interests.

    On December 3, 1999, Kana closed a merger with Business Evolution, Inc. pursuant to which Business Evolution became Kana's wholly-owned subsidiary. Business Evolution is a leading provider of customer assistance support software that helps companies prioritize customer queries by urgency, and send responses through delayed or real-time channels. Business Evolution's offering, now called Kana Realtime, lets e-businesses engage their customers in a live two-way dialog while they are browsing a web site, helping them close more business and increase customer loyalty. Business Evolution is based in Princeton, New Jersey, and had 66 employees as of the merger.

    In connection with the acquisition of Business Evolution, 1,935,206 shares of Kana common stock, were issued or reserved for issuance for all outstanding shares, warrants and options of Business Evolution. This transaction was accounted for as a pooling of interests.

    On December 3, 1999, Kana closed a merger with netDialog, pursuant to which netDialog became Kana's wholly-owned subsidiary. netDialog provides context-sensitive, self-service customer service software. The company's online self-service solution, now called Kana Assist, turns e-business web sites into knowledge bases by delivering predictive and proactive answers to customer questions directly on the web site. In addition to building customer loyalty by enabling e-business customers to conveniently and quickly obtain answers to their questions, it also allows e-businesses to reduce customer support costs by helping customers directly on the web site without the intervention of a customer service representative. netDialog was based in San Mateo, California, and had 45 employees as of the merger.

    In connection with the acquisition of netDialog, 1,244,062 shares of our common stock, were issued or reserved for issuance for all outstanding shares, warrants, convertible notes and options of netDialog. This transaction was accounted for as a pooling of interests.

    On February 6, 2000, Kana and Silknet entered into a merger agreement whereby we will issue approximately 28.5 million shares of common stock in exchange for all of the outstanding shares of Silknet common stock and assume Silknet options and warrants to purchase approximately 4.58 million shares of Kana common stock. The proposed merger will be accounted for as a purchase and is subject to shareholder approval by both companies. As a result of the merger with Silknet, we expect to incur acquisition-related costs of approximately $20.7 million which will be included in the estimated purchase price of Silknet. This is an estimate and is subject to change. There can be no assurance that Kana will not incur additional charges to reflect costs associated with the merger and integration of the operations of the two companies. In addition, we estimate that we will record goodwill and intangible assets of approximately $3.9 billion, which will be amortized over a period of three years.

    We derive our revenues from the sale of software product licenses and from professional services including implementation, customization, hosting and maintenance. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, acceptance has occurred, the license fee is fixed and determinable and collection of the fee is probable. Service revenue includes revenues from maintenance contracts, implementation, customization and hosting services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Revenue from implementation, customization and hosting services is recognized as the services are provided. Revenue under arrangements where multiple products or services are sold together is allocated to each element based on its relative fair value.

    Our cost of license revenue includes royalties due to a third party for technology integrated into some of Kana's products, the cost of product documentation, the cost of the media used to deliver Kana's products and shipping costs. Cost of service revenue consists primarily of personnel-related expenses, travel costs, equipment costs and overhead associated with delivering professional services to Kana's customers.

    Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. Kana classifies all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category, some expenditures, such as compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, facilities costs and third-party professional services fees, occur in each of these categories.

    We allocate the total costs for information services and facilities to each functional area that uses the information services and facilities based on its relative headcount. These allocated costs include rent and other facility-related costs for the corporate office, communication charges and depreciation expense for furniture and equipment.

    In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation totaling approximately $97.0 million through December 31, 1999. This amount represents the total difference between the exercise prices of stock options and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28. Kana recorded approximately $93.2 million of deferred stock-based compensation for the year ended December 31, 1999, approximately $3.0 million of deferred stock- based compensation for the year ended December 31, 1998, and approximately $890,000 of deferred stock-based compensation for the year ended December 31, 1997. The amortization of deferred stock-based compensation is classified as a separate component of operating expenses in Kana's consolidated statements of operations.

    Since the beginning of 1997, Kana has incurred substantial costs to develop its products and to recruit, train and compensate personnel for its engineering, sales, marketing, client services and administration departments. As a result, Kana has incurred substantial losses since inception and, for the year ended December 31, 1999, incurred a net loss of $118.7 million. As of December 31, 1999, Kana had an accumulated deficit of $132.6 million. Kana believes its future success is contingent upon providing superior customer service, increasing its customer base and developing its products. Kana intends to invest heavily in sales, marketing, research and development, client services and infrastructure to support these activities. Kana therefore expects to continue to incur substantial operating losses for the foreseeable future.

    Kana had 337 full-time employees as of December 31, 1999 and intends to hire a significant number of employees in the future. This expansion places significant demands on Kana's management and operational resources. To manage this rapid growth, Kana must invest in and implement scaleable operational systems, procedures and controls. Kana expect future expansion to continue to challenge its ability to hire, train, manage and retain employees.

    Kana believes that its prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly evolving markets like Kana's. Although Kana has experienced significant revenue growth recently, this trend may not continue. Furthermore, Kana may not achieve or maintain profitability in the future.

                        Quarterly Results of Operations

    The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 1999. The information has been derived from Kana's unaudited consolidated financial statements that, in management's opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                         Quarter Ended
                          ---------------------------------------------------------------------------------------
                          Mar. 31,   June 30,   Sept. 30,   Dec. 31,    March 31,  June 30,   Sept. 30,  Dec. 31,
                            1999       1999       1999        1999        1998       1998       1998       1998
                          --------   --------   ---------   ---------   ---------  --------   ---------  --------
                                                        (In thousands)
Consolidated Statement
 of Operations Data:
Revenues:
 License................  $ 1,209    $ 1,821    $  2,781    $   4,725    $   161   $   464     $   600   $   788
 Service................      280        517         998        1,733         25        89         139        80
                          -------    -------    --------    ---------    -------   -------     -------   -------
 Total revenues.........    1,489      2,338       3,779        6,458        186       553         739       868
                          -------    -------    --------    ---------    -------   -------     -------   -------
Cost of revenues:
 License................       34         38          52          147          4        12          17        21
 Service................      498        851       2,191        3,070         36        63         225       342
                          -------    -------    --------    ---------    -------   -------     -------   -------
 Total cost of
  revenues..............      532        889       2,243        3,217         40        75         242       363
                          -------    -------    --------    ---------    -------   -------     -------   -------
Gross profit............      957      1,449       1,536        3,241        146       478         497       505
                          -------    -------    --------    ---------    -------   -------     -------   -------
Operating expenses:
 Sales and marketing....    2,479      4,180       5,482        9,058        586     1,218       1,723     1,977
 Research and
  development...........    2,329      2,732       3,384        4,409        918     1,023       1,787     1,941
 General and
  administrative........      725      1,086       1,402        1,805        255       443         529       599
 Amortization of
  deferred stock-based
  compensation..........      520      2,734       3,377       73,845        200       277         405       575
 Acquisition related
  costs.................       --         --         910        4,725         --        --          --        --
                          -------    -------    --------    ---------    -------   -------     -------   -------
 Total operating
  expenses..............    6,053     10,732      14,555       93,842      1,959     2,961       4,444     5,092
                          -------    -------    --------    ---------    -------   -------     -------   -------
Operating loss..........   (5,096)    (9,283)    (13,019)     (90,601)    (1,813)   (2,483)     (3,947)   (4,587)
Other income, net.......     (125)      (394)       (231)           6         43        24          51       109
                          -------    -------    --------    ---------    -------   -------     -------   -------
Net loss................  $(5,221)   $(9,677)   $(13,250)   $ (90,595)   $(1,770)  $(2,459)    $(3,896)  $(4,478)
                          =======    =======    ========    =========    =======   =======     =======   =======

As a Percentage of Total
 Revenues:
Revenues:
 License................     81.2 %     77.9 %      73.6 %       73.2 %     86.6 %    83.9 %      81.2 %    90.8 %
 Service................     18.8       22.1        26.4         26.8       13.4      16.1        18.8       9.2
                          -------    -------    --------    ---------    -------   -------     -------   -------
 Total revenues.........    100.0      100.0       100.0        100.0      100.0     100.0       100.0     100.0
                          -------    -------    --------    ---------    -------   -------     -------   -------
Cost of revenues:
 License................      2.3        1.6         1.4          2.3        2.2       2.2         2.3       2.4
 Service................     33.4       36.4        58.0         47.5       19.4      11.4        30.4      39.4
                          -------    -------    --------    ---------    -------   -------     -------   -------
 Total cost of
  revenues..............     35.7       38.0        59.4         49.8       21.5      13.6        32.7      41.8
                          -------    -------    --------    ---------    -------   -------     -------   -------
Gross profit............     64.3       62.0        40.6         50.2       78.5      86.4        67.3      58.2
                          -------    -------    --------    ---------    -------   -------     -------   -------
Operating expenses:
 Sales and marketing....    166.5      178.8       145.1        140.3      315.1     220.3       233.2     227.8
 Research and
  development...........    156.4      116.9        89.5         68.3      493.5     185.0       241.8     223.6
 General and
  administrative........     48.7       46.4        37.1         27.9      137.1      80.1        71.6      69.0
 Amortization of
  deferred stock-based
  compensation..........     34.9      116.9        89.4     1,143.45      107.5      50.1        54.8      66.2
 Acquisition related
  costs.................       --         --        24.1         73.2         --        --          --        --
                          -------    -------    --------    ---------    -------   -------     -------   -------
 Total operating
  expenses..............    406.5      459.0       385.2      1,453.1    1,053.2     535.4       601.4     586.6
Operating loss..........   (342.2)    (397.0)     (344.5)    (1,402.9)    (974.7)   (449.0)     (564.1)   (528.5)
Other income, net.......     (8.4)     (16.9)       (6.1)         0.1       23.1       4.3         6.9      12.6
                          -------    -------    --------    ---------    -------   -------     -------   -------
 Net loss...............   (350.6)%   (413.9)%    (350.6)%   (1,402.8)%   (951.6)%  (444.7)%    (527.2)%  (515.9)%
                          =======    =======    ========    =========    =======   =======     =======   =======

    The amount and timing of Kana's operating expenses generally will vary from quarter to quarter depending on Kana's level of actual and anticipated business activities. Kana's revenues and operating results are difficult to forecast and will fluctuate, and Kana believes that period-to-period comparisons of Kana's operating results will not necessarily be meaningful. As a result, you should not rely upon them as an indication of future performance.

Results of Operations

    The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenues.

                                                      Years Ended December
                                                              31,
                                                      ------------------------
                                                       1999     1998     1997
                                                      ------   ------   ------
Revenues:
  License............................................   74.9 %   85.8 %    --  %
  Service............................................   25.1     14.2    100.0
                                                      ------   ------   ------
    Total revenues...................................  100.0    100.0    100.0
                                                      ------   ------   ------
Cost of revenues:
  License............................................    1.9      2.3      --
  Service............................................   47.0     28.4     41.0
                                                      ------   ------   ------
    Total cost of revenues...........................   48.9     30.7     41.0
                                                      ------   ------   ------
Gross profit.........................................   51.1     69.3     59.2
Operating expenses:
  Sales and marketing................................  150.7    234.5     83.0
  Research and development...........................   91.4    241.6    157.4
  General and administrative.........................   35.7     77.8     61.3
  Amortization of stock-based compensation...........  572.2     62.0     18.3
  Acquisition related costs..........................   40.1      --       --
                                                      ------   ------   ------
    Total operating expenses.........................  890.1    615.9    319.9
                                                      ------   ------   ------
  Operating loss..................................... (839.0)  (546.6)   260.9
                                                      ------   ------   ------
Other income, (expense) net..........................   (5.3)     9.7      9.2
                                                      ------   ------   ------
    Net loss......................................... (844.3)% (536.9)% (251.7)%
                                                      ======   ======   ======

Operating Results for the Years Ended December 31, 1999, 1998 and 1997

 Revenues

    Total revenues increased by 500% to 14.1 million for the year ended December 31, 1999 from $2.3 million for the year ended December 31, 1998, primarily as a result of increased license revenue. License revenues increased by 423% to $10.5 million for the year ended December 31, 1999 from $2.0 million for 1998. This increase in license revenue was due primarily to increased market acceptance of Kana's products, expansion of Kana's product line and increased sales generated by Kana's expanded sales force. Total headcount in Kana's sales department increased to 93 people at December 31, 1999 from 20 people at December 31, 1998. License revenue represented 75% of total revenues for the year ended December 31, 1999 and 86% of total revenues for 1998.

    Service revenues increased by 960% to $3.5 million for the year ended December 31, 1999 from $333,000 for 1998. Service revenue increased primarily due to increased licensing activity, resulting in increased revenue from maintenance contracts, customer implementations and hosted service. Service revenue represented 25% of total revenues for the year ended December 31, 1999 and 14% of total revenues for 1998.

    Total revenues increased by 280% to $2.3 million for the year ended December 31, 1998 from $617,000 for 1997, primarily because Kana began recognizing license revenues in February 1998. License revenue represented 86% of total revenues for the year ended December 31, 1998. No license revenues were recognized in 1997. License revenue resulted from introduction of our product line and growing market acceptance of Kana's software products.

    Service revenues decreased by 46% to $333,000 for the year ended December 31, 1998 from $617,000 for 1997. This decrease in service revenues was due primarily to the completion of a special consulting project. Service revenue represented 14% of total revenues for the year ended December 31, 1998 and 100% of total revenues for the year ended December 31, 1997.

    Revenues from international sales for the years ended December 31, 1999, 1998 and 1997 were less than 10% of total revenues.

  Cost of Revenues

    Total cost of revenues increased by 856% to $6.9 million in 1999 from $720,000 in 1998, primarily due to increased cost of service revenues. Cost of license revenues increased by 402% to $271,000 in 1999 from $54,000 in 1998, associated with increased license revenues. As a percentage of license revenues, cost of license revenues was 3% in 1999 and 1998. Cost of license revenues includes third party software royalties, product packaging, documentation, production and delivery costs for shipments to customers.

    Cost of service revenues consists primarily of personnel, facilities and system costs incurred in providing customer support and with building Kana's customer service organization. Cost of service revenues increased by 893% to $6.6 million in 1999 from $666,000 in 1998. The growth in cost of service revenues was attributable primarily to an increase in personnel dedicated to support Kana's growing number of customers and related recruiting and travel expenses as well as facility expenses and system costs. As a percentage of service revenues, cost of service revenues was 187% in 1999 and 200% in 1998.

    Total cost of revenues increased by 185% to $720,000 in 1998 from $253,000 in 1997, primarily due to increased cost of service revenues. Cost of license revenues increased to $54,000 in 1998 from none in 1997. The increase in the cost of license revenue was due primarily to royalties, product documentation costs and delivery costs for shipments to customers. As a percentage of license revenues, cost of license revenues was 3% in 1998 and none in 1997.

    Cost of service revenues increased by 163% to $666,000 for the year ended December 31, 1998 from $253,000 in 1997. The growth in cost of service revenues was attributable primarily to an increase in personnel dedicated to support our growing number of customers and related facility expenses and system costs. Kana further expects its cost of service expenses to increase due to its recent mergers and anticipated growth. As a percent of service revenues, cost of service revenues was 31% in 1998 and 41% in 1997.

    Kana anticipates that the cost of license revenue will increase in absolute dollars as Kana licenses additional technologies, although cost of license revenue will vary as a percentage of license revenue from period to period. Kana anticipates that cost of service revenue will increase in absolute dollars.

  Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows, and marketing collateral materials. Sales and marketing expenses increased by 285% to $21.2 million for the year ended December 31, 1999 from $5.5 million for the year ended December 31, 1998. This increase was attributable primarily to the addition of sales and marketing personnel, an increase in sales commissions associated with increased revenues and higher marketing costs due to expanded promotional activities including advertising and trade show participation. As a percentage of total revenues, sales and marketing expenses were 151% for the year ended December 31, 1999 and 235% for the year ended December 31, 1998. This decrease in sales and marketing expense as a percent of total revenues was due primarily to the increase in total revenues over the period. Kana expects to continue to increase its marketing and promotional efforts and hire additional sales personnel. Kana further expects its sales and marketing expenses to increase due to its recent mergers. Accordingly, Kana anticipates that sales and marketing expenses will increase in absolute dollars, but will vary as a percentage of total revenues from period to period.

    Sales and marketing expenses were $5.5 million for the year ended December 31,1998 and $512,000 for 1997. The increase was due primarily to the addition of sales and marketing personnel, increased sales commissions related to increased total revenues and, to a lesser extent, increased marketing costs. As a percentage of total revenues, sales and marketing expenses were 235% in 1998 and 83% in 1997.

    Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by 127% to $12.9 million for the year ended December 31, 1999 from $5.7 million for the year ended December 31, 1998. This increase was attributable primarily to the addition of personnel associated with product development and related benefits and recruiting costs and related consulting expenses. As a percentage of total revenues, research and development expenses were 91% for the year ended December 31, 1999 and 242% for the year ended December 31, 1998. This decrease in research and development expense as a percent of total revenues was due primarily to the increase in total revenues over the period. Kana expects to continue to make substantial investments in research and development and anticipates that research and development expenses will continue to increase in absolute dollars, but will vary as a percentage of total revenues from period to period. Kana further expects its research and development expenses to increase due to its recent mergers.

    Research and development expenses increased by 484% to $5.7 million for the year ended December 31,1998 from $971,000 for 1997. The increase was attributable primarily to the addition of personnel associated with product development. As a percentage of total revenues, research and development expenses were 242% in 1998 and 157% in 1997.

    General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting and other general corporate expenses. General and administrative expenses increased by 175% to $5.0 million for the year ended December 31, 1999 from $1.8 million for the year ended December 31, 1998, due primarily to increased personnel, consultants, facilities expenses and outside services necessary to support Kana's growth. As a percentage of total revenues, general and administrative expenses were 36% for the year ended December 31, 1999 and 78% for 1998. This decrease in general and administrative expenses as a percent of total revenues from 1999 to 1998 was due primarily to the proportionately greater increase in total revenues than general and administrative expenses over the period. Kana expects that general and administrative expenses will increase in absolute dollars as Kana adds personnel and incurs additional costs related to the anticipated growth of its business and operation as a public company. Kana further expects its general and administrative expenses to increase due to its recent mergers and anticipated growth. However, Kana expects that these expenses will vary as a percentage of total revenues from period to period.

    General and administrative expenses increased by 383% to $1.8 million for the year ended December 31, 1998 from $378,000 for the year ended December 31, 1997. The increase was due primarily to the addition of management and financial personnel necessary to support Kana's growth. As a percentage of total revenues, general and administrative expenses were 78% in 1998 and 61% in 1997.

Amortization of stock-based compensation

    In connection with the granting of stock options to its employees, Kana recorded stock-based compensation totaling approximately $97.0 million through December 31, 1999. This amount represents the total difference between the exercise prices of stock options and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

    The amortization of stock-based compensation by operating expense is detailed as follows (in thousands):

                                                      Years ended, December 31,
                                                      ---------------------------
                                                        1999      1998    1997
                                                      --------- -------- --------
   Cost of service................................... $  19,752 $    143 $   13
   Sales and marketing...............................    34,000      564     52
   Research and development..........................    19,864      438     31
   General and administrative........................     6,860      311     17
                                                      --------- -------- ------
     Total........................................... $  80,476 $  1,456 $  113
                                                      ========= ======== ======

    Subsequent to the mergers with Business Evolution and netDialog, Kana granted options to certain employees hired from the acquired companies for an exercise price below the fair market value of the common stock. These options immediately vested on the date of grant. The difference between the market value of the underlying common stock and the exercise price of the options was recorded as compensation expense in the fourth quarter of 1999 in the amount of approximately $60.4 million.

Acquisition related costs

    In connection with the merger with Connectify, Kana recorded a charge for merger integration costs of $1.2 million consisting primarily of transaction fees for attorneys and accountants of approximately $390,000 and employee severance benefits and facility related costs of $780,000 in 1999. As of December 31, 1999, Kana had $30,000 remaining in accrued merger expenses, which Kana expects to pay by the first quarter of 2000.

    In connection with the mergers with Business Evolution and netDialog, Kana recorded a nonrecurring charge for merger integration costs of $4.5 million, consisting primarily of transaction fees for attorneys and accountants of approximately $1.5 million, advertising and announcements of $1.7 million incurred as of December 31, 1999, charges for the elimination of duplicate facilities of approximately $840,000 and severance costs and certain other related costs of approximately $433,000. As of December 31, 1999, Kana had $3,118,000 remaining in accrued acquisition related costs, which Kana expects to pay during 2000.

Other Income (Expense)

    Other income (expense) consists primarily of interest earned on cash and short-term investments, offset by interest expense related to warrants issued to convertible debt holders. Other income (expense) decreased by 272% to an expense of $744,000 for the year ended December 31, 1999 from income of $227,000 for 1998. The decrease in other income (expense) was due primarily to interest expense associated with warrants issued to convertible debt holders offset by increased interest income earned on higher average cash balances.

    Other income, net increased by 298% to $227,000 for the year ended December 31, 1998 from $57,000 for 1997. The increase was due primarily to an increase in interest income earned on higher balances of cash and short-term investments primarily from Kana's Series C preferred stock financing in September 1998.

Provision for Income Taxes

    Kana has incurred operating losses for all periods from inception through December 31, 1999, and therefore has not recorded a provision for income taxes. Kana has recorded a valuation allowance for the full amount of its gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

    As of December 31, 1999, Kana had net operating loss carryforwards for federal and state tax purposes of approximately $44.0 million and $34.6 million, respectively. These federal and state loss carryforwards are available to reduce future taxable income. The federal loss carryforwards expire at various dates into the year 2019. Under the provisions of the Internal Revenue Code, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Net Loss

    Kana's net loss was $118.7 million, $12.6 million and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Kana has experienced substantial increases in its expenditures since its inception consistent with growth in its operations and personnel. In addition, stock based compensation charges have contributed to the significant increase in net loss during 1999. Kana anticipates that its expenditures will continue to increase in the future. Although its revenue has grown in recent quarters, Kana cannot be certain that it can sustain this growth or that it will generate sufficient revenue to attain profitability.

Liquidity and Capital Resources

    In September 1999, Kana completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $51.1 million. Prior to the offering, Kana had financed its operations primarily from private sales of convertible preferred and common stock totaling $40.8 million and, to a lesser extent, from bank borrowings and lease financing.

    Our operating activities used $25.7 million of cash for the year ended December 31, 1999, which is primarily attributable to net losses experienced during this period excluding amortization of stock-based compensation as Kana invested in the development of its products, expanded its sales force and expanded its infrastructure to support its growth. Kana's operating activities used $10.1 million of cash for the year ended December 31, 1998, which is primarily attributable to net losses experienced during this period, excluding amortization of stock-based compensation.

    Our investing activities, consisting of purchases of computer equipment, furniture, fixtures and leasehold improvements to support its growing number of employees and net purchases of short-term investments, used $44.4 million of cash for the year ended December 31, 1999. Kana's investing activities used $1.4 million of cash for the year ended December 31, 1998, which is primarily due to purchases of computer equipment, furniture, fixtures and leasehold improvements.

    Our financing activities generated $75.0 million in cash for the year ended December 31, 1999, primarily from the net proceeds of its initial public offering, net proceeds from private sales of preferred and common stock, and net proceeds from debt arrangements. Kana's financing activities generated $20.0 million in cash for the year ended December 31, 1998, primarily from the net proceeds from private sales of preferred stock.

    At December 31, 1999, we had cash and cash equivalents aggregating $18.7 million and short-term investments totaling $36.2 million. A portion of our short-term investments secure three letters of credit totalling $1,806,000, issued in connection with the lease of its corporate office and two other offices. Kana has a line of credit totaling $3.0 million, which is secured by all of Kana's assets, bears interest at the bank's prime rate (8.5% as of December 31, 1999), and expires in May 2000. Kana's total bank debt was $1.2 million at December 31, 1999. In October 1999, Kana issued $2.8 million of subordinated promissory notes which bear an annual interest rate of 10%. These were paid in the first quarter of 2000.

    Our capital requirements depend on numerous factors. Kana expects to devote substantial resources to continue its research and development efforts, expand its sales, support, marketing and product development organizations, establish additional facilities worldwide and build the infrastructure necessary to support its growth. Kana has experienced substantial increases in its expenditures since its inception consistent with growth in operations and personnel, and Kana anticipates that its expenditures will continue to increase in the future. Kana believes that its current cash and projected revenues will be sufficient to meet its working capital and operating resource expenditure requirements for at least the next 12 months. However, Kana may need to raise additional funds in order to fund more rapid expansion, including significant increases in personnel and office facilities; to develop new or enhance existing services or products; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, other than the potential merger with Silknet, Kana may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, Kana may issue additional securities or need additional equity or debt financing and any financing may be dilutive to existing investors.

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

    In the fourth quarter of 1998 Kana initiated a Year 2000 compliance program. The program was directed by Kana's quality assurance group. Kana's quality assurance group was charged with identifying issues of potential risk within each department and making the appropriate evaluation, modification, upgrade or replacement. Members of the quality assurance group have worked with members of each of Kana's principal internal divisions in the course of assessing Year 2000 compliance.

    Kana has not observed any Year 2000 related problems with Kana's business or products as of this date. However, computer experts have warned that there may still be residual consequences of the change in centuries and any Year 2000 difficulties could result in a decrease in sales of Kana's products, an increase in allocation of resources to address Year 2000 problems of Kana's customers without additional revenue commensurate with the dedication of resources, or an increase in litigation costs relating to losses suffered by Kana's customers due to Year 2000 problems.

 Scope of Year 2000 Assessment

    The scope of Kana's Year 2000 compliance program included testing the Kana platform and the IT and non-IT systems used at Kana's corporate office in Redwood City, California. Kana's other sales offices use the same third-party hardware and software systems as those in the Redwood City office. Accordingly, the quality assurance group determined that it would not conduct an independent review of those systems. The operational areas under investigation included:

  . products;

  . software applications;

  . facilities;

  . suppliers and vendors; and

  . computer systems.

    Kana has not observed any significant Year 2000 related problems as of this date.

 Budget and Schedule

    Kana funded its Year 2000 plan from available cash and has not separately accounted for these expenses. To date, external expenditures for Year 2000 compliance have totaled less than $20,000. Because Kana's products were designed to be Year 2000 compliant, most of Kana's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the internal evaluation process and Year 2000 compliance matters generally. Kana may experience unanticipated, material problems and expenses associated with Year 2000 compliance that could harm its business. Finally, Kana is also subject to external forces that might generally affect industry and commerce, such as Year 2000 compliance failures by utility or transportation companies and related service interruptions.

    Kana has completed the evaluation of its products and its third-party software systems.

 Products

    Kana has tested the products shipped to date. Kana's testing determined that these products are capable of properly distinguishing between 20th and 21st century dates, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with these products are also capable of properly distinguishing between 20th and 21st century dates.

 Third-party Hardware and Software Systems and Services

    Kana evaluated all of the critical third-party systems and software it uses in its business. Kana received written statements of Year 2000 compliance from substantially all of the providers of hardware used in its business. Kana has identified approximately 20 different software vendors that provide software products in its business. If any of the compliance statements received from its third-party software or hardware providers are false, Kana's internal systems and ability to ship its product would be materially harmed.

    Kana obtained written compliance statements as to Year 2000 compliance from its hosting service provider and its other third-party service providers, including Kana's Internet service providers, cellular telephone providers and all of Kana's utilities. Kana received compliance statements from such entities without additional expenditures by December 31, 1999.

 Contingency Plan

    Kana may discover residual Year 2000 compliance problems in its systems that will require substantial revision. In addition, third-party software, hardware or services incorporated into Kana's products and services may need to be revised or replaced, all of which could be time-consuming and expensive and result in the following, any of which could adversely affect Kana's business:

  . delay or loss of revenue;

  . cancellation of customer contracts;

  . diversion of development resources;

  . damage to our reputation;

  . increased service and warranty costs; and

  . litigation costs.

    Kana did not experience any significant disruptions to its business, results of operations, or products as a result of the transition from 1999 to 2000. Kana plans to retain its Year 2000 contingency plans in case of any potential Year 2000 related events that may arise in the first half of 2000, including any Year 2000 problems encountered by Kana's customers and third-party providers. Kana believes it has taken the steps necessary to understand and resolve Year 2000 issues; however, failure to adequately address all known and unknown Y2K readiness issues could result in, among other things, unforseen operating expenses and lower net income.

    Our failure to fix or replace our third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions.

    Kana has not observed any significant problems with Year 2000 as of this date.

Recent Accounting Pronouncements

    In June 1998, the FASB issued Statement of Financial Accounting Standard
(SFAS) No. 133, Accounting for Derivative and Hedging Activities. This standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The type and use of the derivative, and whether it qualifies for hedge accounting, will determine the treatment of gains or losses resulting from changes in the derivative. Kana believes the adoption of SFAS No. 133 will not have a material effect on its results of operations, financial position, or cash flows. The statement will be effective for Kana beginning January 1, 2001.

    In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require the entity to recognize revenue for multiple element arrangements by means of the "residual method" when: (1) there is vendor-specific evidence of the fair values of all of the undelivered elements; (2) vendor-specific evidence of fair value does not exist for one or more of the delivered elements; and (3) the revenue recognition criteria of SOP 97-2 are satisfied. SOP 98-9 became effective January 1, 2000. Kana believes the adoption of SOP 98-9 will not have a material effect on its results of operations, financial position or cash flows.

   RISK FACTORS ASSOCIATED WITH KANA'S BUSINESS AND FUTURE OPERATING RESULTS

    Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

    This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this "Risks Associated With Kana's Business and Future Operating Results" and elsewhere in this annual report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statement, which reflect our management's view only as of the date of this annual report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Because Kana has a limited operating history, there is limited information upon which you can evaluate Kana's business

    Kana is still in the early stages of its development, and Kana's limited operating history makes it difficult to evaluate Kana's business and prospects. Kana was incorporated in July 1996 and first recorded revenue in February 1998. Thus, Kana has a limited operating history upon which you can evaluate its business and prospects. In addition, Kana's operating results include the results of operations of Connectify, Inc., netDialog, Inc. and Business Evolution, Inc., three companies acquired by Kana and accounted for as poolings of interests. Due to Kana's limited operating history, it is difficult or impossible to predict future results of operations. For example, Kana cannot forecast operating expenses based on its historical results because they are limited, and Kana is required to forecast expenses in part on future revenue projections. Moreover, due to Kana's limited operating history, any evaluation of its business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. Many of these risks are discussed in the subheadings below, and include Kana's ability to:

  . attract more customers;

  . implement its sales, marketing and after-sales service initiatives, both domestically and internationally;

  . execute its product development activities;

  . anticipate and adapt to the changing Internet market;

  . attract, retain and motivate qualified personnel;

  . respond to actions taken by its competitors;

  . continue to build an infrastructure to effectively manage growth and handle any future increased usage; and

  . integrate acquired businesses, technologies, products and services.

    If Kana is unsuccessful in addressing these risks or in executing its business strategy, its business, results of operations and financial condition would be materially and adversely affected.

Kana's quarterly revenues and operating results may fluctuate in future periods and Kana may fail to meet expectations, which may cause the price of Kana's common stock to decline

    Kana's quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because Kana's products and services are relatively new and Kana's prospects uncertain. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of Kana's common stock could decline substantially. Factors that might cause quarterly fluctuations in Kana's operating results include the factors described in the subheadings below as well as:

  . the evolving and varying demand for customer communication software products and services for e-Businesses, particularly Kana's products and services;

  . costs associated with integrating Kana's recent acquisitions, and costs associated with any future acquisitions;

  . the timing of new releases of Kana's products;

  . the discretionary nature of Kana's customers' purchasing and budgetary cycles;

  . changes in Kana's pricing policies or those of Kana's competitors;

  . the timing of execution of large contracts that materially affect Kana's operating results;

  . the mix of sales channels through which Kana's products and services are sold;

  . the mix of Kana's domestic and international sales;

  . costs related to the customization of Kana's products;

  . Kana's ability to expand its operations, and the amount and timing of expenditures related to this expansion; and

  . global economic conditions, as well as those specific to large enterprises with high e-mail volume.

    Kana also often offers volume-based pricing, which may affect operating margins. Most of Kana's expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, Kana's expense levels are based, in part, on its expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below expectations, Kana could not proportionately reduce operating expenses for that quarter. Therefore, this revenue shortfall would have a disproportionate effect on Kana's expected operating results for that quarter. In addition, because Kana's service revenue is largely correlated with its license revenue, a decline in license revenue could also cause a decline in service revenue in the same quarter or in subsequent quarters.

    Due to the foregoing factors, Kana believes that quarter-to-quarter comparisons of its operating results are not a good indication of its future performance.

Kana has a history of losses and may not be profitable in the future, which may reduce the trading price of Kana common stock

    Since Kana began operations in 1997, it has incurred substantial operating losses in every quarter. As a result of accumulated operating losses, at December 31, 1999, Kana had an accumulated deficit of approximately $133 million. For the twelve months ended December 31, 1999, Kana had a net loss of approximately $119 million, or 844% of revenues for that period. Since inception, Kana has funded its business primarily through selling its stock, not from cash generated by its business. Kana's growth in recent periods has been from a limited base of customers, and Kana may not be able to sustain these growth rates. Kana expects to continue to increase its operating expenses. As a result, Kana expects to continue to experience losses and negative cash flows, even if sales of its products and services continue to grow, and Kana may not generate sufficient revenues to achieve profitability in the future.

    In addition, as a result of its mergers with Connectify, netDialog and Business Evolution, Kana expects that its losses will increase even more significantly because of additional costs and expenses related to:

  . an increase in the number of employees;

  . an increase in research and development activities;

  . an increase in sales and marketing activities; and

  . assimilation of operations and personnel.

    If Kana does achieve profitability, it may not be able to sustain or increase any profitability on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ".

Kana faces substantial competition and may not be able to compete effectively

    The market for Kana's products and services is intensely competitive, evolving and subject to rapid technological change. Kana expects the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share.

    Kana currently faces competition for its products from systems designed by in-house and third-party development efforts. Kana expects that these systems will continue to be a principal source of competition for the foreseeable future. Kana's competitors include a number of companies offering one or more products for the e-Business communications market, some of which compete directly with Kana's products. For example, Kana's competitors include companies providing stand-alone point solutions, including Annuncio, Inc., AskJeeves, Inc., Brightware, Inc., Digital Impact, Inc., eGain Communications Corp., Inference Corp., Marketfirst, Inc., Live Person, Inc., Mustang Software, Inc., Responsys.com and Servicesoft, Inc. In addition, Kana may compete with companies providing customer management and communications solutions, such as Broadbase, Inc., Clarify Inc. (which was recently acquired by Northern Telecom), E.piphany, Inc., Genesys Telecommunications Laboratories, Inc. (which was recently acquired by Alcatel), Cisco Systems, Inc., Lucent Technologies, Inc., Message Media, Inc., Oracle Corporation, Pivotal Corporation, Siebel Systems, Inc., Silknet Software, Inc. (if the merger is not completed) and Vantive Corporation (which was recently acquired by PeopleSoft, Inc.). Furthermore, Kana may face increased competition should it expand its product line, through acquisition of complementary businesses or otherwise.

    Many of Kana's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than Kana has. In addition, many of Kana's competitors have well-established relationships with Kana's current and potential customers and have extensive knowledge of Kana's industry. Kana may lose potential customers to competitors for various reasons, including the ability or willingness of competitors to offer lower prices and other incentives that Kana cannot match. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Kana also expects that competition will increase as a result of recently-announced industry consolidations, as well as future consolidations.

    Kana may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm its business. See "Item 1. Business--Competition".

Kana's failure to consummate its expected sales in any given quarter could dramatically harm its operating results because of the large size of typical orders

    Kana's sales cycle is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which Kana has little or no control. Consequently, if sales expected from a specific customer in a particular quarter are not realized in that quarter, Kana is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of a typical order, a lost or delayed sale could result in revenues that are lower than expected. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected.

Kana may not be able to forecast its revenues accurately because its products have a long and variable sales cycle

    The long sales cycle for Kana's products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for Kana's products has taken three to 12 months in the United States and longer in foreign countries. Kana's sales cycle has required pre-purchase evaluation by a significant number of individuals in its customers' organizations. Along with third parties that often jointly market Kana's software with Kana, Kana invests significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of Kana's products. Many of Kana's customers evaluate Kana's software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy Kana's products.

Kana's stock price may be highly volatile and could drop, particularly because its business depends on the Internet

    The trading price of Kana's common stock has in the past and is expected to continue in the future to fluctuate widely as a result of a number of factors, many of which are outside Kana's control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and which have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of Kana common stock.

Difficulties in implementing Kana's products could harm Kana's revenues and margins

    Forecasting Kana's revenues depends upon the timing of implementation of its products. This implementation typically involves working with sophisticated software, computing and communications systems. If Kana experiences difficulties with implementation or does not meet project milestones in a timely manner, Kana could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require Kana to develop customized features or capabilities. If new or existing customers have difficulty deploying Kana's products or require significant amounts of Kana's professional services support or customized features, Kana's revenue recognition could be further delayed and Kana's costs could increase, causing increased variability in Kana's operating results.

Kana's business depends on the acceptance of its products and services, and it is uncertain whether the market will accept Kana's products and services

    Of Kana's total revenue of $14 million for the twelve months ended December 31, 1999, $10.5 million was derived from licenses of products and $3.5 million from related services. Kana is not certain that its target customers will widely adopt and deploy its products and services. Kana's future financial performance will depend on the successful development, introduction and customer acceptance of new and enhanced versions of Kana's products and services. In the future, Kana may not be successful in marketing its products and services or any new or enhanced products.

Kana may be unable to hire and retain the skilled personnel necessary to develop its engineering, professional services and support capabilities in order to continue to grow

    Kana intends to increase its sales, marketing, engineering, professional services and product management personnel over the next 12 months. Competition for these individuals is intense, and Kana may not be able to attract, assimilate or retain highly qualified personnel in the future. Kana's business cannot continue to grow if it cannot attract qualified personnel. Kana's failure to attract and retain the highly trained personnel that are integral to its product development and professional services group, which is the group responsible for implementation and customization of, and technical support for, Kana's products and services, may limit the rate at which Kana can develop and install new products or product enhancements, which would harm its business. Kana will need to increase its staff to support new customers and the expanding needs of its existing customers, without compromising the quality of Kana's customer service. Since Kana's inception, a number of employees have left or have been terminated, and Kana expects to lose more employees in the future. Hiring qualified professional services personnel, as well as sales, marketing, administrative and research and development personnel, is very competitive in Kana's industry, particularly in the San Francisco Bay Area, where Kana is headquartered, due to the limited number of people available with the necessary technical skills. Kana faces greater difficulty attracting these personnel with equity incentives as a public company than it did as a privately held company. See "Item 1. Business--Employees".

Kana may face difficulties in hiring and retaining qualified sales personnel to sell its products and services, which could harm Kana's ability to increase its revenues in the future

    Kana's financial success depends to a large degree on the ability of its direct sales force to increase sales to a level required to adequately fund marketing and product development activities. Therefore, Kana's ability to increase revenues in the future depends considerably upon its success in recruiting, training and retaining additional direct sales personnel and the success of the direct sales force. Also, it may take a new salesperson a number of months before he or she becomes a productive member of Kana's sales force. Kana's business will be harmed if it fails to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than Kana anticipates. See "Item 1. Business--Employees".

Loss of Kana's Chief Executive Officer or any of Kana's executive officers could harm Kana's business

    Kana's future success depends to a significant degree on the skills, experience and efforts of Kana's senior management. In particular, Kana depends upon the continued services of Michael J. McCloskey, its

Chief Executive Officer. The loss of the services of Mr. McCloskey or any of Kana's executive officers could harm Kana's business and operations. In addition, Kana has not obtained life insurance benefiting Kana on any of its key employees or entered into employment agreements with its key employees. If any of Kana's key employees left or was seriously injured and unable to work and Kana was unable to find a qualified replacement, Kana's business could be harmed.

A failure to manage Kana's internal operating and financial functions could lead to inefficiencies in conducting its business and subject Kana to increased expenses

    Kana's ability to offer its products and services successfully in a rapidly evolving market requires an effective planning and management process. Kana has limited experience in managing rapid growth. Kana is experiencing a period of growth that is placing a significant strain on its managerial, financial and personnel resources. Kana's business will suffer if this growth continues and Kana fails to manage it successfully. On December 31, 1999, Kana had a total of 363 full-time employees compared to 109 on December 31, 1998. Kana expects to continue to hire new employees at a rapid pace. For example, Kana added 182 employees between July 1, 1999 and December 31, 1999, which number excludes 118 new employees who joined Kana as a result of the Connectify, netDialog and Business Evolution mergers. Completion of the potential merger with Silknet is expected to result in approximately 300 new employees joining Kana. Moreover, Kana will need to assimilate substantially all of these companies' operations into its operations. The rate of Kana's recent growth has made management of that growth more difficult. Any additional growth will further strain Kana's management, financial, personnel, internal training and other resources. To manage any future growth effectively, Kana must improve its financial and accounting systems, controls, reporting systems and procedures, integrate new personnel and manage expanded operations. Any failure to do so could negatively affect the quality of Kana's products, Kana's ability to respond to its customers and retain key personnel, and Kana's business in general.

The integration of Kana's new Vice President of Human Resources, Vice President for Kana On-Line, Vice President of eBusiness Services and Vice President of Realtime into its management team may interfere with its operations

    Kana has recently hired a number of new officers, including a Vice President of Human Resources, Vice President for Kana On-Line, Vice President of eBusiness Services and Vice President of Realtime, each of whom has been with Kana for less than six months. Completion of the potential merger with Silknet is expected to result in additional officers joining Kana's management team. To integrate into Kana, these individuals must spend a significant amount of time learning Kana's business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to Kana's ongoing operations.

Kana has completed three mergers in the past eight months and has executed a definitive agreement for a fourth merger, and those mergers may result in disruptions to its business and management due to difficulties in assimilating personnel and operations

    Kana may not realize the benefits from the significant mergers it has completed. In August 1999, Kana acquired Connectify, and in December 1999, Kana acquired netDialog and Business Evolution. On February 6, 2000, Kana entered into a definitive agreement to merge with Silknet, Inc. Kana may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into its business. In particular, Kana will need to assimilate and retain key professional services, engineering and marketing personnel. This is particularly difficult with Business Evolution and Silknet, since their operations are located on the east coast and Kana is headquartered on the west coast. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, that they do not want to work for Kana. In addition, products of these companies will have to be integrated into Kana's products, and it is uncertain whether Kana may accomplish this easily or at all. These difficulties could disrupt Kana's ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky and Kana may also face unexpected costs, which may adversely affect operating results in any quarter.

The merger of Silknet Software, Inc. into Kana could adversely affect combined financial results

    If the benefits of the merger of Silknet Software, Inc. into Kana do not exceed the costs associated with the merger, including any dilution to Kana's stockholders resulting from the issuance of shares in connection with the merger, Kana's financial results, including earnings per share, could be adversely affected. In addition, Kana expects to record goodwill and intangible assets of approximately $3.9 billion, which will be amortized over a period of three years.

The market price of Kana common stock may decline as a result of the merger of Silknet Software, Inc. into Kana

    The market price of Kana common stock may decline as a result of the merger if:

  . the integration of Kana and Silknet is unsuccessful;

  . Kana does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or investors; or

  . the effect of the merger on Kana's financial results is not consistent with the expectations of financial or industry analysts or investors.

    The market price of the Kana common stock could also decline as a result of factors related to the merger which may currently be unforeseen. A decline in the market price of the Kana common stock could materially and adversely affect Kana's operating results.

If Kana acquires additional companies, products or technologies, it may face risks similar to those faced in its other mergers

    If Kana is presented with appropriate opportunities, Kana intends to make other investments in complementary companies, products or technologies. Kana may not realize the anticipated benefits of any other acquisition or investment. If Kana acquires another company, it will likely face the same risks, uncertainties and disruptions as discussed above with respect to its other mergers. Furthermore, Kana may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to Kana or Kana's existing stockholders. In addition, Kana's profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

Delays in the development of new products or enhancements to existing products would hurt Kana's sales and damage its reputation

    To be competitive, Kana must develop and introduce on a timely basis new products and product enhancements for companies with significant e-Business customer interactions needs. Any failure to do so could harm Kana's business. If Kana experiences product delays in the future, it may face:

  . customer dissatisfaction;

  . cancellation of orders and license agreements;

  . negative publicity;

  . loss of revenues;

  . slower market acceptance; and

  . legal action by customers.

    In the future, Kana's efforts to remedy this situation may not be successful and Kana may lose customers as a result. Delays in bringing to market new products or their enhancements, or the existence of defects in new products or their enhancements, could be exploited by Kana's competitors. If Kana were to lose market share as a result of lapses in its product management, Kana's business would suffer.

Technical problems with either Kana's internal or outsourced computer and communications systems could interrupt Kana's Kana On-Line service

    The success of the Kana On-Line service depends on the efficient and uninterrupted operation of its own and outsourced computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar adverse events. Kana has entered into an Internet-hosting agreement with Exodus Communications, Inc. to maintain all of the Kana On-Line servers at Exodus' data center in Santa Clara, California. Kana's operations depend on Exodus' ability to protect its and Kana's systems in Exodus' data center against damage or interruption. Exodus does not guarantee that Kana's Internet access will be uninterrupted, error-free or secure. Kana has no formal disaster recovery plan in the event of damage or interruption, and its insurance policies may not adequately compensate Kana for any losses that it may incur. Any system failure that causes an interruption in Kana's service or a decrease in responsiveness could harm Kana's relationships with customers and result in reduced revenues. See "Item 1. Business--Products and Services--Kana On-Line".

If Kana fails to build skills necessary to sell its Kana On-Line service, Kana will lose revenue opportunities and its sales will suffer

    The skills necessary to market and sell Kana On-Line are different from those relating to Kana's software products. Kana licenses its software products for a fixed fee based on the number of concurrent users and the optional applications purchased. Kana licenses Kana On-Line based on a fixed fee for installation, configuration and training, and a variable monthly component depending on actual customer usage. Kana's sales force sells both Kana's software products and Kana On-Line. Because different skills are necessary to sell Kana On-Line as compared to selling software products, Kana's sales and marketing groups may not be able to maintain or increase the level of sales of either Kana On-Line or Kana's software products.

Kana's pending patents may never be issued and, even if issued, may provide little protection

    Kana's success and ability to compete depend to a significant degree upon the protection of its software and other proprietary technology rights. Kana regards the protection of patentable inventions as important to its future opportunities. Kana currently has seven U.S. patent applications pending relating to its software. However, none of Kana's technology is patented outside of the United States, although Kana has filed three international patent applications corresponding to three of Kana's U.S. patent applications. It is possible that:

  . Kana's pending patent applications may not result in the issuance of patents;

  . any patents issued may not be broad enough to protect Kana's proprietary rights;

  . any issued patent could be successfully challenged by one or more third parties, which could result in Kana's loss of the right to prevent others from exploiting the inventions claimed in those patents;

  . current and future competitors may independently develop similar technology, duplicate Kana's products or design around any of Kana's patents; and

  . effective patent protection may not be available in every country in which Kana does business.

    See "Item 1. Business--Intellectual Property".

Kana relies upon trademarks, copyrights and trade secrets to protect its proprietary rights, which may not be sufficient to protect its intellectual property

    Kana also relies on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect its proprietary rights. In the United States, Kana currently has a registered trademark, "Kana", and seven pending trademark applications, including trademark applications for its logo and "KANA COMMUNICATIONS and Design". Although none of its trademarks is registered outside of the United States, Kana has trademark applications pending in Australia, Canada, the European Union, India, Japan, South Korea and Taiwan. Moreover, despite the precautions that Kana has taken:

  . laws and contractual restrictions may not be sufficient to prevent misappropriation of its technology or deter others from developing similar technologies;

  . current federal laws that prohibit software copying provide only limited protection from software "pirates", and effective trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;

  . other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of Kana's marks; and

  . policing unauthorized use of Kana's products and trademarks is difficult, expensive and time-consuming, and Kana may be unable to determine the extent of this unauthorized use.

    Also, the laws of other countries in which Kana markets its products may offer little or no effective protection of Kana's proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of Kana's proprietary technology could enable third parties to benefit from Kana's technology without paying Kana for it, which would significantly harm Kana's business. See "Item 1. Business--Intellectual Property".

Kana may become involved in litigation over proprietary rights, which could be costly and time consuming, and Genesys Telecommunications Laboratories, Inc. has filed an infringement suit against Kana

    Substantial litigation regarding intellectual property rights exists in Kana's industry. Kana expects that software in its industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents upon which Kana's products or technology infringe. Any of these third parties might make a claim of infringement against Kana. Many of Kana's software license agreements require Kana to indemnify its customers from any claim or finding of intellectual property infringement. Any litigation, brought by Kana or others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which Kana is accused of infringement might cause product shipment delays, require Kana to develop non-infringing technology or require Kana to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against Kana and it could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, Kana's business could be significantly harmed. See "Item 1. Business--Intellectual Property".

    On October 8, 1999, Genesys Telecommunications Laboratories, Inc. filed a complaint against Kana in the United States District Court for the District of Delaware. Genesys has amended its complaint to allege that Kana's Customer Messaging System 3.0 infringes one or more claims of two Genesys patents. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys' fees, costs and pre- and post-judgment interest. The litigation is currently in its early stages and Kana has not received material information or documentation. Kana intends to fight this claim vigorously and does not expect it to materially impact its results from operations. Kana is not currently a party to any other material legal proceedings.

Kana may face higher costs and lost sales if its software contains errors

    Kana faces the possibility of higher costs as a result of the complexity of its products and the potential for undetected errors. Due to the mission-critical nature of Kana's products and services, undetected errors are of particular concern. Kana has only a few "beta" customers that test new features and functionality of its software before Kana makes these features and functionalities generally available to its customers. If Kana's software contains undetected errors or Kana fails to meet customers' expectations in a timely manner, Kana could experience:

  . loss of or delay in revenues expected from the new product and an immediate and significant loss of market share;

  . loss of existing customers that upgrade to the new product and of new customers;

  . failure to achieve market acceptance;

  . diversion of development resources;

  . injury to its reputation;

  . increased service and warranty costs;

  . legal actions by customers; and

  . increased insurance costs.

Kana may face liability claims that could result in unexpected costs and damage to its reputation

    Kana's licenses with customers generally contain provisions designed to limit Kana's exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, Kana's license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to Kana for the product or service giving rise to the damages. However, these contractual limitations on liability may not be enforceable and Kana may be subject to claims based on errors in its software or mistakes in performing its services including claims relating to damages to its customers' internal systems. A product liability claim, whether or not successful, could harm Kana's business by increasing its costs, damaging its reputation and distracting its management.

Kana intends to expand its international operations, which could divert management attention and present financial issues

    Kana's international operations are located in the United Kingdom, Australia, Holland and Germany and, to date, have been limited. Kana plans to expand its existing international operations and establish additional facilities in other parts of the world. Kana may face difficulties in accomplishing this expansion, including finding adequate staffing and management resources for its international operations. The expansion of Kana's existing international operations and entry into additional international markets will require significant management attention and financial resources. In addition, in order to expand its international sales operations, Kana will need to, among other things:

  . expand its international sales channel management and support organizations;

  . customize its products for local markets; and

  . develop relationships with international service providers and additional distributors and system integrators.

    Kana's investments in establishing facilities in other countries may not produce desired levels of revenues. Even if Kana is able to expand its international operations successfully, Kana may not be able to maintain or increase international market demand for its products. In addition, Kana has only licensed its products internationally since January 1999 and has limited experience in developing localized versions of its software and marketing and distributing them internationally. Localizing Kana's products may take longer than Kana anticipates due to difficulties in translation and delays Kana may experience in recruiting and training international staff.

Kana's growth could be limited if it fails to execute its plan to expand internationally

    For the twelve month periods ended December 31, 1999 and December 31, 1998, Kana derived approximately 10% and 0%, respectively, of its total revenues from sales outside North America. Kana has established offices in the United Kingdom, Australia and Germany. As of December 31, 1999 Kana had 7 sales persons in its international offices. As a result, Kana faces risks from doing business on an international basis, any of which could impair its internal revenues. Kana could, in the future, encounter greater difficulty in accounts receivable collection, longer sales cycles and collection periods or seasonal reductions in business activity. In addition, Kana's international operations could cause its average tax rate to increase. Any of these events could harm Kana's international sales and results of operations.

International laws and regulations may expose Kana to potential costs and litigation

    Kana's international operations will increase its exposure to international laws and regulations. If Kana cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, it could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate Kana's products and services or levy sales or other taxes relating to Kana's activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for Kana to conduct its business. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain user information, which, if applied to the sale of Kana's products and services, could negatively impact Kana's results of operations.

Kana may suffer foreign exchange rate losses

    Kana's international revenues are denominated in local currency. Therefore, a weakening of other currencies versus the U.S. dollar could make Kana's products less competitive in foreign markets. Kana does not currently engage in currency hedging activities. Kana has not yet but may in the future experience foreign currency translation losses, especially to the extent that it does not engage in hedging.

Kana's prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing could affect its ability to pursue future growth

    Kana may need to raise additional funds to develop or enhance its products or services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. Kana does not have a long enough operating history to know with certainty whether its existing cash and expected revenues will be sufficient to finance its anticipated growth. Additional financing may not be available on terms that are acceptable to Kana. If Kana raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of Kana's current stockholders. If adequate funds are not available on acceptable terms, Kana's ability to fund its expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

Kana's executive officers and directors can exercise significant influence over stockholder voting matters

    After the closing of the potential merger, Kana's executive officers and directors, and their affiliates will together control approximately 37% of Kana's outstanding common stock. As a result, these stockholders, if they act together, will have a significant impact on all matters requiring approval of Kana's stockholders, including the election of directors and significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control of Kana, could deprive Kana's stockholders of an opportunity to receive a premium for their common stock as part of a sale of Kana or its assets and might affect the market price of Kana common stock.

Kana has adopted anti-takeover defenses that could delay or prevent an acquisition of Kana

    Kana's board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Moreover, without any further vote or action on the part of the stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if issued, might have preference over and harm the rights of the holders of common stock. Although the issuance of this preferred stock will provide Kana with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of Kana's outstanding voting stock. Kana currently has no plans to issue preferred stock.

    Kana's certificate of incorporation, bylaws and equity compensation plans include provisions that may deter an unsolicited offer to purchase Kana. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving Kana. Furthermore, Kana's board of directors is divided into three classes, only one of which is elected each year. Directors are removable by the affirmative vote of at least 66 2/3% of all classes of voting stock. These factors may further delay or prevent a change of control of Kana.

Kana's failure to manage multiple technologies and technological change could harm its future product demand

    Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render Kana's products obsolete. The market for e-Business customer communication software is characterized by:

  . rapid technological change;

  . frequent new product introductions;

  . changes in customer requirements; and

  . evolving industry standards.

    Kana's products are designed to work on a variety of hardware and software platforms used by Kana's customers. However, Kana's software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments and other systems that its customers use. For example, the server component of the current version of Kana's products runs on the Windows NT operating system from Microsoft, and Kana must develop products and services that are compatible with UNIX and other operating systems to meet the demands of its customers. If Kana cannot successfully develop these products in response to customer demands, Kana's business could suffer. Also, Kana must constantly modify and improve its products to keep pace with changes made to these platforms and to database systems and other back-office applications and Internet-related applications. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may cause confusion in the market and harm Kana's business. If Kana fails to modify or improve its products in response to evolving industry standards, its products could rapidly become obsolete, which would harm its business.

If Kana fails to respond to changing customer preferences in its market, demand for its products and Kana's ability to enhance its revenues will suffer

    Kana must continually improve the performance, features and reliability of its products, particularly in response to competitive offerings. Kana's success depends, in part, on Kana's ability to enhance its existing software and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of Kana's prospective customers. If Kana does not properly identify the feature preferences of prospective customers, or if Kana fails to deliver features that meet the requirements of these customers, Kana's ability to market its products successfully and to increase its revenues could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead time.

If the Internet and e-mail fail to grow and be accepted as media of communication, demand for Kana's products and services will decline

    Kana sells its products and services primarily to organizations that receive large volumes of e-mail and Web-based communications. Many of Kana's customers have business models that are based on the continued growth of the Internet. Consequently, Kana's future revenues and profits, if any, substantially depend upon the continued acceptance and use of the Internet and e-mail, which are evolving as media of communication. Rapid growth in the use of e-mail is a recent phenomenon and may not continue. As a result, a broad base of enterprises that use e-mail as a primary means of communication may not develop or be maintained. In addition, the market may not accept recently introduced products and services that process e-mail, including Kana's products and services. Moreover, companies that have already invested significant resources in other methods of communications with customers, such as call centers, may be reluctant to adopt a new strategy that may limit or compete with their existing investments. If businesses do not continue to accept the Internet and e-mail as media of communication, Kana's business will suffer.

Future regulation of the Internet may slow its growth, resulting in decreased demand for Kana's products and services and increased costs of doing business

    Due to the increasing popularity and use of the Internet, it is possible that state, federal and foreign regulators could adopt laws and regulations that impose additional burdens on those companies that conduct business online. These laws and regulations could discourage communication by e-mail or other Web-based communications, particularly targeted e-mail of the type facilitated by the Connectify product, which could reduce demand for Kana's products and services.

    The growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that may inhibit the use of Internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet, particularly as it relates to online communication, could decrease demand for Kana's products and services and increase Kana's costs of doing business, or otherwise harm its business. Kana's costs could increase and its growth could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to its business, or the application of existing laws and regulations to the Internet and other online services.

Year 2000 issues could continue to present technological risks, could cause disruption to Kana's business and could harm sales of its products and services

    Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with these Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

    Any failure of Kana's material systems, Kana's customers' material systems or the Internet to be Year 2000 compliant would have material adverse consequences for Kana. Kana is unable to predict to what extent its business may be affected if its software, the systems that operate in conjunction with its software or its internal systems experience a material failure due to residual Year 2000 problems. Residual Year 2000 issues may disrupt Kana's operations, subject Kana to liabilities and costs and lower net income. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Kana--Year 2000 Readiness Disclosure".

Kana's security could be breached, which could damage its reputation and deter customers from using its services

    Kana must protect its computer systems and network from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through Kana's computer systems and network, which could adversely affect Kana's ability to retain or attract customers, damage Kana's reputation and subject Kana to litigation. Kana has in the past, and could in the future, be subject to denial of service, vandalism and other attacks on its systems by Internet hackers. Although Kana intends to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may fail. Kana's insurance coverage in certain circumstances may be insufficient to cover issues that may result from such events.

Future sales of stock could affect Kana's stock price

    If Kana's stockholders sell substantial amounts of Kana common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of Kana common stock could fall. These sales also might make it more difficult for Kana to sell equity or equity-related securities in the future at a time and price that Kana deems appropriate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Kana develops products in the United States and sells these products in North America, Europe, Asia and Australia. Generally, Kana's sales are made in local currency. As a result, Kana's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Kana does not currently use derivative instruments to hedge against foreign exchange risk.

    Kana's exposure to market rate risk for changes in interest rates relates primarily to Kana's investment portfolio. Kana's investments consist primarily of short-term municipals and commercial paper, which have an average fixed yield rate of 6%. These all mature within six months. Kana does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Kana's consolidated financial statements, together with related notes and the report of KPMG LLP, independent auditors, are set forth on the pages indicated in Item 14, and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    KPMG LLP was previously the principal accountants for Kana. On March 22, 2000, Kana and KPMG LLP mutually agreed to terminate KPMG LLP's appointment as principal accountants due to an anticipated business relationship between the two companies. The decision to change accountants was approved by the audit committee of the board of directors of the Company.

    In connection with the audits of the fiscal years ended December 31, 1998 and 1999, and the subsequent interim period through March 22, 2000, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

    The audit reports of KPMG LLP on the consolidated financial statements of Kana as of and for the years ended December 31, 1998 and 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding the executive officers and directors of Kana as of March 10, 2000.

             Name           Age                     Position
             ----           ---                     --------
   Michael J. McCloskey....  44 Chief Executive Officer and Director
   Mark S. Gainey..........  31 President and Chairman of the Board of Directors
   Joseph G. Ansanelli.....  30 Vice President, Marketing
   Timothy E. Campbell.....  38 Vice President and General Manager, Kana On-Line
   Ian P. Cavanagh.........  34 Vice President, Business Development
   Alexander E. Evans......  42 Vice President, International
   Paul R. Holland.........  39 Vice President, Worldwide Sales
   Pallipuram V. Kannan....  32 Vice President, RealTime
   Joseph D. McCarthy......  35 Vice President, Finance and Operations
   William R. Phelps.......  38 Vice President, Professional Services
   Toya A. Rico............  40 Vice President, Human Resource s
   Donald R. Whitt.........  42 Vice President, eBusiness Services
   Michael R. Wolfe........  31 Vice President, Engineering
   David M. Beirne.........  35 Director
   Robert W. Frick.........  62 Director
   Eric A. Hahn............  39 Director
   Charles A. Holloway,      63
    Ph.D. .................     Director
   Steven T. Jurvetson.....  32 Director
   Ariel Poler.............  32 Director

    Michael J. McCloskey. Mr. McCloskey joined Kana in June 1999 as Chief Executive Officer and a director. Prior to joining Kana, from September 1996 to February 1999, Mr. McCloskey served in various positions with Genesys Telecommunications Laboratories, Inc., a provider of enterprise interaction management software, including President from July 1998 to December 1998, Chief Operating Officer from September 1997 to July 1998 and Vice President, Finance and International, Chief Financial Officer and Secretary from September 1996 to July 1998. From May 1995 to September 1996, he served as Vice President, Finance, Chief Financial Officer and Vice President, Operations at Network Appliance, Inc., a network data storage device company. From September 1993 to May 1995, Mr. McCloskey served as Executive Vice President and Chief Financial Officer at Digital Microwave Corporation, a telecommunications company. From 1991 to 1993, Mr. McCloskey was the Chief Operating Officer and a member of the board of directors of Wavefront Technologies, a 3-D graphics visualization software development company. Mr. McCloskey holds a B.S. in Business Administration from Santa Clara University.

    Mark S. Gainey. Mr. Gainey co-founded Kana in January 1996, served as President, Chief Executive Officer and a director of Kana from January 1996 to June 1999 and currently serves as its President and Chairman of the Board of Directors. Prior to co-founding Kana, from April 1991 to September 1995, Mr. Gainey served as an associate with TA Associates, Inc., a venture capital firm, where he focused primarily on technology and business services investments. Mr. Gainey holds a B.A. in General Studies from Harvard University.

    Joseph G. Ansanelli. Mr. Ansanelli joined Kana in August 1999 as Vice President, Marketing in connection with Kana's acquisition of Connectify, Inc. Mr. Ansanelli co-founded Connectify in May 1998 and served as its President and Chief Executive Officer. From February 1997 to May 1998, Mr. Ansanelli managed a consulting company where he focused primarily on strategic marketing and business development services for internet companies. From April 1996 to January 1997, Mr. Ansanelli served as Director of Internet Product Marketing for Macromedia, Inc., an Internet and multimedia tools software company. From May 1992 to March 1996, Mr. Ansanelli held various product marketing positions at Apple Computer, Inc. Mr. Ansanelli holds a B.S. in Applied Economics with a concentration in Marketing from the Wharton School at the University of Pennsylvania.

    Timothy E. Campbell. Mr. Campbell joined Kana as Vice President and General Manager of Kana On-Line in December 1999 in connection with our acquisition of netDialog, Inc., where he had been employed as Vice President of Client Services and Chief Services Officer since February 1999. From May 1997 to February 1999, Mr. Campbell served as Senior Vice President of Consulting, Americas for Baan Company, an enterprise software company. From September 1995 to February 1997, Mr. Campbell was Vice President of client services at Aurum Software Inc. Prior to joining Aurum, Mr. Campbell had been with Electronic Data Systems, Inc. since 1988 where he had been involved in systems integration, MIS, and consulting.

    Ian P. Cavanagh. Mr. Cavanagh joined Kana in July 1999 as Vice President, Business Development. Prior to joining Kana, from February 1996 to July 1999, Mr. Cavanagh served in various management roles at Genesys Telecommunications Laboratories, Inc., a provider of enterprise interaction management software, most recently as Vice President, Asia Pacific and Managing Director, Canada. From 1994 to February 1996, Mr. Cavanagh served as Senior Manager-Call Centre Service Development with the New Brunswick Telephone Company. Prior to 1994, Mr. Cavanagh served as Senior Manager-Service Development with Stentor Canadian Network Management, an alliance of Canadian telecommunication service providers. Previously, Mr. Cavanagh held several engineering positions with NBTel. Mr. Cavanagh holds a Bachelor of Electrical Engineering from the Technical University of Nova Scotia and Acadia University.

    Alexander E. Evans. Mr. Evans joined Kana in July 1999 as Vice President, International. Prior to joining Kana, from May 1994 to July 1999, Mr. Evans served as the Managing Director, Europe for Genesys Telecommunications Laboratories, Inc., with responsibility for Europe, Middle East and Africa. Prior to May 1994, Mr. Evans served in various managerial and sales capacities at Digital Systems Ltd., a company that supplies outbound predictive dialers. Previously, Mr. Evans served in various managerial, technical and marketing positions at Digital Equipment Corp. Prior to his employment by Digital Equipment, Mr. Evans worked in various technical and project roles involving material requirement planning, process control and automated manufacturing systems at Dupont, Inc., Mars Electronics Ltd. & Metal Box PLC. Mr. Evans holds a degree in Electronics from John Moore University, England.

    Paul R. Holland. Mr. Holland joined Kana in December 1997 as Vice President, Worldwide Sales. Prior to joining Kana, from September 1994 to September 1997, Mr. Holland worked at Pure Atria Corporation (now Rational Software Corporation), a software tools company, most recently as its Vice President, Europe. From June 1992 to September 1994, Mr. Holland held various sales positions at Pure Atria Corporation (then Pure Software Corporation). From 1988 to 1992, Mr. Holland was director of marketing and sales for Rothchild Consultants, a high technology market research company. Mr. Holland holds a B.S. in Public Administration from James Madison University, an M.A. in Foreign Affairs from the University of Virginia and an M.B.A. from the University of California at Berkeley.

    Pallipuram V. Kannan. Mr. Kannan joined Kana as Vice President, RealTime in December 1999 in connection with our acquisition of Business Evolution, Inc. Mr. Kannan co-founded Business Evolution in July 1995 and served as its President and Chief Executive Officer. From 1991 to June 1995, Mr. Kannan worked as a consultant in various project management roles at Oracle and IBM. Mr. Kannan is a Chartered Accountant in India and holds post- graduate degrees in Accounting and Finance.

    Joseph D. McCarthy. Mr. McCarthy joined Kana in March 1998 as Director of Finance and Operations and served as Vice President, Finance and Operations from April 1999 to December 1999, and has served as Vice President, Finance since December 1999. Prior to joining Kana, from September 1997 to March 1998, Mr. McCarthy served as Vice President, Finance at Reasoning, Inc., a transformation software company. From March 1995 to September 1997, Mr. McCarthy served as Corporate Controller of Pure Atria Corporation (now Rational Software Corporation), a software tools company, and from September 1993 to March 1995 he served as Controller of International Network Services, a network services company. Mr. McCarthy holds a B.B.A. in Accounting from the University of Notre Dame.

    William R. Phelps. Mr. Phelps joined Kana in December 1998 as Vice President, Professional Services. Prior to joining Kana, from March 1997 to November 1998, Mr. Phelps served as Vice President, Professional Services for CrossWorlds Software, Inc., an application integration software company. From January 1994 to February 1997, Mr. Phelps served as a principal consultant at Booz, Allen & Hamilton, a management consulting firm. Mr. Phelps holds a B.S. in Industrial Engineering from Stanford University.

    Toya A. Rico. Ms. Rico joined Kana in January 2000 as Vice President, Human Resources. Prior to joining Kana, from October 1996 through May 1999, Ms. Rico served as Director, Human Resources at Adaptec, Inc., a bandwidth management company. From May 1988 through September 1996, Ms. Rico served in a variety of human resources management positions at 3Com Corporation, a computer networking company. Ms. Rico holds a B.A. in Communications from California State University, San Francisco.

    Donald R. Whitt. Mr. Whitt joined Kana as Vice President, eBusiness Services in December 1999 in connection with our acquisition of netDialog, Inc. From May 1999 to December 1999 Mr. Whitt served as Vice President, eBusiness Services at netDialog. From May 1998 to April 1999, Mr. Whitt served as Director of Product Development Services at netDialog. From July 1997 to May 1998, Mr. Whitt was an independent web development consultant. From November 1994 to June 1997, Mr. Whitt served as Director of Technical Operations for America Online. Mr. Whitt holds a B.A. in philosophy from California State University, Chico.

    Michael R. Wolfe. Mr. Wolfe joined Kana in May 1997 as Director of Engineering and has served as Vice President, Engineering since April 1998. Prior to joining Kana, from March 1995 to February 1997, Mr. Wolfe served as Director of Engineering at Internet Profiles Corporation, an internet marketing company. From February 1994 to March 1995, Mr. Wolfe was an associate at Wells Fargo Nikko, specializing in software development. From June 1991 to February 1994, Mr. Wolfe was a software programming analyst at Goldman, Sachs & Co. Mr. Wolfe has taught computer science at Stanford University and the University of California at Berkeley. Mr. Wolfe holds a B.S. and M.S. in Computer Science from Stanford University.

    David M. Beirne. Mr. Beirne has served as a director of Kana since September 1997. Mr. Beirne has been a Managing Member of Benchmark Capital, a venture capital firm, since June 1997. Prior to joining Benchmark Capital, Mr. Beirne founded Ramsey/Beirne Associates, an executive search firm, and served as its Chief Executive Officer from October 1987 to June 1997. Mr. Beirne serves on the board of directors of Scient Corporation, PlanetRx.com, Inc., Webvan Group, Inc., 1-800-FLOWERS.COM, Inc., and several private companies. Mr. Beirne holds a B.S. in Management from Bryant College.

    Robert W. Frick. Mr. Frick has served as a director of Kana since August 1999. Mr. Frick previously served as the Vice Chairman of the Board, Chief Financial Officer and head of the World Banking Group for Bank of America, as Managing Director of BankAmerica International, and as President of Bank of America's venture capital subsidiary. He is now retired. Mr. Frick previously served as a director of Connectify, Inc. from its founding to its acquisition by Kana, and he currently serves on the board of directors of six private companies. Mr. Frick holds a B.S. in Civil Engineering and an M.B.A. from Washington University in St. Louis, Missouri.

    Eric A. Hahn. Mr. Hahn has served as a director of Kana since June 1998. Mr. Hahn is a founding partner of Inventures Group, a leading "mentor investment" stage venture capital firm. From November 1996 to June 1998, Mr. Hahn served as the Executive Vice President and Chief Technical Officer of Netscape Communications Corporation and served as a member of Netscape's Executive Committee. Mr. Hahn also served as General Manager of Netscape's Server Products Division, overseeing Netscape's product development and marketing activities for enterprise Internet, intranet and extranet servers, from November 1995 to November 1996. Prior to joining Netscape, from February 1993 to November 1995, Mr. Hahn was founder and Chief Executive Officer of Collabra Software, Inc., a groupware provider that was acquired by Netscape. Mr. Hahn holds a B.S. in Computer Science from the Worcester Polytechnic Institute.

    Dr. Charles A. Holloway. Dr. Holloway has served as a director of Kana since December 1996. Dr. Holloway holds the Kleiner, Perkins, Caufield & Byers Professorship in Management at the Stanford Graduate School of Business and has been a faculty member of the Stanford Graduate School of Business since 1968. Dr. Holloway is also currently co-director of the Stanford Center for Entrepreneurial Studies at the Graduate School of Business. Dr. Holloway was the founding co-chair of the Stanford Integrated Manufacturing Association, a cooperative effort between the Graduate School of Business and the School of Engineering, which focuses on research and curriculum development in manufacturing and technology. Dr. Holloway serves on the board of directors of several private companies. Dr. Holloway holds a B.S. in Electrical Engineering from the University of California at Berkeley and an M.S. in Nuclear Engineering and Ph.D. in Business Administration from the University of California, Los Angeles.

    Steven T. Jurvetson. Mr. Jurvetson has served as a director of Kana since April 1997. Mr. Jurvetson has been a Managing Director of Draper Fisher Jurvetson, a venture capital firm, since June 1995. Prior to joining Draper Fisher Jurvetson, from July 1990 to September 1993, Mr. Jurvetson served as a consultant with Bain & Company, a management consulting firm. Mr. Jurvetson served as a research and development engineer at Hewlett-Packard during the summer months from June 1987 to August 1989. Mr. Jurvetson serves on the boards of directors of Cognigine Corporation, FastParts, Inc., iTv Corp., Tacit Knowledge Corporation, Third Voice, Inc. and ReleaseNow.com Corporation. Mr. Jurvetson holds a B.S. and an M.S. in Electrical Engineering from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

    Ariel Poler. Mr. Poler has served as a director of Kana since December 1996. Mr. Poler has been the Chief Executive Officer of Topica Inc., a compiler and provider of e-mail lists, since January 1998 and has served as a director of Topica since February 1998. Mr. Poler founded and served as Chief Executive Officer of Internet Profiles Inc. (IPRO), a Web measurement and auditing service company, from May 1994 to January 1996. Mr. Poler served on the board of directors of LinkExchange, Inc., a privately held Web advertising network, from October 1996 to October 1998. Mr. Poler holds a B.S. in Mathematics with Computer Science from the Massachusetts Institute of Technology and an M.B.A. from the Stanford Graduate School of Business.

Board of Directors and Committees

    Kana currently has authorized eight directors. The board consists of eight directors divided into three classes, with each class serving for a term of three years. At each annual meeting of stockholders, directors will be elected by the holders of common stock to succeed the directors whose terms are expiring. Messrs. Beirne, Frick and Jurvetson are Class I directors whose terms will expire in 2000, Messrs. Hahn and Poler and Dr. Holloway are Class II directors whose terms will expire in 2001 and Messrs. Gainey and McCloskey are Class III directors whose terms will expire in 2002. If the merger with Silknet is consummated, Kana will increase the size of its board to nine directors. James C. Wood will be appointed to fill the new seat on Kana's board of directors until his successor is duly elected and qualified. Mr. Wood will be a Class III director and his term will expire in 2002. Kana's officers serve at the discretion of the board.

    Kana has established an audit committee composed of independent directors, which reviews and supervises Kana's financial controls, including the selection of its auditors, reviews the books and accounts, meets with its officers regarding its financial controls, acts upon recommendations of the auditors and takes any further actions the audit committee deems necessary to complete an audit of Kana's books and accounts, as well as addressing other matters that may come before it or as directed by the board. The audit committee currently consists of two directors, Dr. Holloway and Mr. Jurvetson.

    Kana has established a compensation committee, which reviews and approves the compensation and benefits for Kana's executive officers, administers its stock plans and performs other duties as may from time to time be determined by the board. The compensation committee currently consists of two directors, Messrs. Beirne and Hahn.

Compensation Committee Interlocks and Insider Participation

    During 1999, Kana's compensation committee consisted of Messrs. Beirne and Hahn. Neither Mr. Beirne nor Mr. Hahn was an employee of Kana or its subsidiaries during 1999 or at any time prior to 1999. None of Kana's executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Kana's board of directors or compensation committee.

Director Compensation

    Kana currently does not compensate any non-employee member of the board. Directors who are also employees of Kana do not receive additional compensation for serving as directors.

    Non-employee directors are eligible to receive discretionary option grants and stock issuances under the 1999 Stock Incentive Plan. In addition, under the 1999 Stock Incentive Plan, each new non-employee director will receive an automatic option grant for 40,000 shares upon his or her initial appointment or election to the board, and continuing non-employee directors will receive an automatic option grant for 10,000 shares on the date of each annual meeting of stockholders.

    In August 1999, Kana granted an option to purchase 66,666 shares of common stock to Mr. Frick at an exercise price of $4.50 per share under its 1997 Stock Option/Stock Issuance Plan. The option was fully vested and immediately exercisable on the grant date. Mr. Frick exercised this option in full in September 1999. Mr. Frick delivered a full-recourse promissory note in the amount of $300,000 to Kana in full payment of the purchase price. The note bears interest at a rate of 6.0% per annum, compounded annually, and is payable in a lump sum on September 18, 2004.

    In September 1999, Kana granted an option to purchase 60,000 shares of common stock to Dr. Holloway at an exercise price of $7.50 per share under the Discretionary Grant program of its 1999 Stock Incentive Plan. The option may be exercised for unvested shares, subject to Kana's right to repurchase those shares at the exercise price paid per share if Dr. Holloway leaves the Board before the shares vest. Twenty-five percent of the option shares will vest upon Dr. Holloway's completion of one year of service measured from September 20, 1999, and the balance of the option shares will vest in a series of 36 equal monthly installments upon his completion of each additional month of service thereafter. All unvested shares will immediately vest upon a merger or asset sale, the successful completion of a hostile tender offer for more than 50% of Kana's outstanding voting securities, or a change in the majority of the board through one or more contested elections for board membership.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Kana's executive officers and directors and persons who own more than ten percent of a registered class of Kana's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Kana with copies of these reports. Based on Kana's review of the copies of these reports it has received, and written representations, if any, received from reporting persons with respect to the filing of reports on Form 3, 4 and 5, Kana believes that all filings required to be made by the reporting persons for 1999 were made on a timely basis for 1999 with the following exception: a Form 5 for Don Whitt, an executive officer of Kana, reporting the grant in December 1999 of options to purchase 46,746 shares of common stock was filed in February 2000. The grant should have been reported on a Form 4 filed in January 2000. In addition, a Form 5 for Timothy Campbell, an executive officer of Kana, reporting the grant in December 1999 of options to purchase 51,944 shares of common stock was filed in February 2000. The grant should have been reported on a Form 4 filed in January 2000.

ITEM 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

    The following table sets forth information concerning compensation earned for the year ended December 31, 1999, by the two individuals who served as Kana's Chief Executive Officer during the 1999 fiscal year and each of the four other most highly compensated executive officers whose salary and bonus for the 1999 fiscal year exceeded $100,000, for services rendered in all capacities to Kana and its subsidiaries for the fiscal years ended December 31, 1998, and 1999. The listed individuals are referred to hereafter as the "Named Executive Officers." No other executive officers who otherwise would have been includable in this table on the basis of salary and bonus earned during 1999 have been excluded because they terminated employment or changed their executive status during the year.

    The salary figures include amounts the employees put into Kana's tax-qualified plan pursuant to Section 401(k) of the Internal Revenue Code. However, compensation in the form of perquisites and other personal benefits that constituted less than 10% of the total annual salary and bonus of each of the Named Executive Officers in fiscal 1999 is excluded. The option grants reflected in the table below were made under Kana's 1997 Stock Option/Stock Issuance Plan.

                                                                    Long-Term
                                                                   Compensation
                                                                      Awards
                                                                   ------------
                                                      Annual
                                                   Compensation     Securities
                                          Year  ------------------  Underlying
       Name and Principal Position        Ended Salary($) Bonus($) Options (#)
       ---------------------------        ----- --------- -------- ------------
Michael J. McCloskey(1).................. 1999    81,250      --    1,866,666
 Chief Executive Officer and Director

Mark S. Gainey(2)........................ 1999   122,500      --          --
 President and Chairman of the Board of
  Directors                               1998    72,500      --          --

Joseph D. McCarthy(3).................... 1999   143,308      --      100,000
 Vice President, Finance and Operations   1998    92,917      --      213,332

Paul R. Holland(4)....................... 1999    75,000  721,600         --
 Vice President, Worldwide Sales          1998    75,000  139,022         --

William R. Phelps(5)..................... 1999   130,000   56,000     413,332
 Vice President, Professional Services    1998     8,917      --          --

Michael R. Wolfe(6)...................... 1999   135,000      --      100,000
 Vice President, Engineering              1998   103,333      --          --

--------
(1) Mr. McCloskey joined Kana and became chief executive officer in June 1999. His annualized salary for 1999 was $150,000. As of December 31, 1999, Mr. McCloskey held 1,306,666 unvested shares acquired upon the exercise of the 1,866,666-share option granted him in June 1999. The shares will vest in a series of 42 successive equal monthly upon his completion of each month of service over the 42-month period measured from December 20, 1999. The year-end market value of those shares, less the consideration he paid for them, was $133,492,265.

(2) Mr. Gainey served as President, Chief Executive Officer, and Chairman of the Board of Directors of Kana until June 17, 1999, when Mr. McCloskey became CEO. Mr. Gainey remains as President and Chairman. As of December 31, 1999, Mr. Gainey held 625,000 unvested shares of common stock acquired pursuant to a Restricted Stock Purchase Agreement dated April 7, 1997. The shares will vest in a series of 6 successive equal monthly upon his completion of each month of service over the 6-month period measured from December 5, 1999. The year-end market value of those shares, less the consideration he paid for them, was $64,012,500.

(3) Mr. McCarthy joined Kana in March 1998. As of December 31, 1999, he held 220,000 unvested shares of common stock acquired in connection with option exercises. 120,000 of the shares will vest in a series of 27 successive equal monthly installments upon his completion of each month of service over the 27-month period measured from December 23, 1999. The remaining 100,000 shares will vest as follows: 25% upon his continuation in service through June 16, 2000, and the balance in a series of 36 successive equal monthly installments upon his completion of each additional month of service thereafter. The aggregate year-end market value of those shares, less the consideration he paid for them, was $22,511,750.
(4) As of December 31, 1999, Mr. Holland held 133,332 unvested shares of Kana common stock acquired in connection with option exercises. As a result of transfers made by Mr. Holland, the following entity also held unvested shares originally issued to him in connection with his option exercises:
    The Holland/Yates Family Trust dated July 23, 1999, 272,374 shares. The unvested shares held by Mr. Holland and his transferees will vest in a series of 23 successive equal monthly upon his completion of each month of service over the 23-month period measured from January 1, 2000. The aggregate year-end market value of these shares (less the consideration paid by Mr. Holland for them) was $41,569,652.
(5) Mr. Phelps joined Kana in December 1998. As of December 31, 1999, Mr. Phelps held 321,666 unvested shares of common stock acquired in connection with option exercises. 275,000 of the shares will vest in a series of 36 successive equal monthly installments upon his completion of each month of service over the 36-month period measured from December 7, 1999. The remaining 46,666 shares will vest as follows: 25% upon his continuation in service through June 16, 2000, and the balance in a series of 36 successive equal monthly installments upon his completion of each additional month of service thereafter. The aggregate year-end market value of those shares, less the consideration he paid for those shares, was $32,907,578.
(6) As of December 31, 1999, Mr. Wolfe held 265,278 unvested shares of common stock acquired in connection with option exercises. 165,278 of the shares will vest in a series of 17 successive equal monthly installments upon his completion of each month of service over the 17-month period measured from December 19, 1999. The remaining 100,000 shares will vest as follows: 25% upon his continuation in service through August 18, 2000, and the balance in a series of 36 successive equal monthly installments upon his completion of each additional month of service thereafter. The aggregate year-end market value of those shares, less the consideration he paid for them, was $16,938,516.

Option Grants in Last Fiscal Year

    The following table sets forth information with respect to stock options granted to each of the Named Executive Officers in 1999. Kana granted options to purchase up to a total of 8,760,866 shares to employees during the year, and the table's percentage column shows how much of that total was granted to the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during 1999.

    The table includes the potential realizable value over the 10-year term of the options, based on assumed rates of stock price appreciation of 5% and 10%, compounded annually. The potential realizable value is calculated based on the initial public offering price of the common stock, assuming that price appreciates at the indicated rate for the entire term of the option and that the option is exercised and sold on the last day of its term at the appreciated price. All options listed have a term of 10 years. The stock price appreciation rates of 5% and 10% are assumed pursuant to the rules of the Securities and Exchange Commission. Kana can give no assurance that the actual stock price will appreciate over the 10-year option term at the assumed 5% and 10% levels or at any other defined level. Actual gains, if any, on stock option exercises will be dependent on the future performance of Kana's common stock. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.

    The option grants to the Named Executive Officers were made under Kana's 1997 Stock Option/Stock Issuance Plan. The exercise price for each option grant is equal to the fair market value of Kana's common stock on the grant, as determined in good faith by the board of directors. All options were immediately exercisable in full, but Kana can buy back any shares purchased under those options, at the exercise price paid per share, to the extent the shares are not vested when the officer leaves Kana. Kana's repurchase rights will lapse on an accelerated basis under certain conditions in conjunction with a change of control. See "Item 11. Executive Compensation--Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements."

                             OPTION GRANTS IN 1999

                                                                 Potential Realizable
                                                                   Value at Assumed
                                     Percent                     Annual Rates of Stock
                                       of                         Price Appreciation
                          Number of   Total                       for Option Term at
                         Securities  Options Exercise               Initial Public
                         Underlying  Granted  Price                Offering Price(1)
                           Options     in      Per    Expiration ---------------------
Name                     Granted (#)  1999    Share      Date        5%        10%
----                     ----------- ------- -------- ---------- ---------- ----------
Michael J. McCloskey....  1,866,666   21.31% $0.3375    6/16/09  22,169,850 35,677,715
Mark S. Gainey..........        --      --       --         --          --         --
Joseph McCarthy.........    100,000    1.14%  0.3375    6/16/09   1,187,671  1,911,307
Paul R. Holland.........        --      --       --                     --         --
William R. Phelps.......    366,666    4.19%   0.175   12/06/08   4,415,286  7,068,612
                             46,666    0.53%  0.3375    6/16/09     554,239    891,930
Michael R. Wolfe........    100,000    1.14%    4.50    8/17/09     771,671  1,495,307

--------
(1) The 5% and 10% values are based upon the $7.50 price per share at which the common stock was sold in the initial public offering on September 21, 2000.

                      OPTION EXERCISES IN LAST FISCAL YEAR

    The following table sets forth the number of shares the Named Executive Officers purchased in connection with option exercises during the 1999 fiscal year and the value they realized on those exercises. None of these Named Executive Officers held any unexercised options at the end of the 1999 fiscal year. None of them exercised any stock appreciation rights during 1999, and none held any stock appreciation rights at the end of the year.

    The value realized is based on the fair market value of Kana's common stock on the date of exercise, minus the exercise price payable for the shares. The fair market value was determined in good faith by the board of directors for exercises before September 21, 1999, and was based on Kana's closing price on the exercise date for exercises on or after September 21, 1999. The exercise price for each grant equaled the fair market value on the date of exercise, so the Named Executive Officers who exercised did not realize any value on the exercises.

                                                   # of Securities
                                               Underlying Unexercised   Value of Unexercised In-
                          Number of            Options/ SARs at Fiscal   the-Money Options/SARs
                           Shares                     Year End             at Fiscal Year End
                         Acquired on  Value   ------------------------- -------------------------
Name                      Exercise   Realized Exercisable Unexercisable Exercisable Unexercisable
----                     ----------- -------- ----------- ------------- ----------- -------------
Michael McCloskey.......  1,866,666      0         --           --           --           --
Mark S. Gainey..........        --      --         --           --           --           --
Joseph D. McCarthy......    100,000      0         --           --           --           --
Paul R. Holland.........        --      --         --           --           --           --
William R. Phelps.......    366,666      0         --           --           --           --
                             46,666      0         --           --           --           --
Michael R. Wolfe........    100,000      0         --           --           --           --

        EMPLOYMENT ARRANGEMENTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS
                       AND CHANGE IN CONTROL ARRANGEMENTS

    In February 1997, Dr. Holloway, one of Kana's directors, exercised an option to purchase 106,666 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, Kana will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, if Kana is acquired by merger or asset sale, Kana's right to repurchase the unvested shares will automatically lapse in its entirety, and the shares will vest in full, unless the repurchase right is assigned to the successor entity.

    Also in June 1998, Mr. Poler, one of Kana's directors, exercised options to purchase a total of 333,332 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, Kana will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, if Kana is acquired by merger or asset sale, Kana's right to repurchase the unvested shares will automatically lapse in its entirety, and the shares will vest in full, unless the repurchase right is assigned to the successor entity.

    In April 1997, Kana sold to Mr. Gainey, Kana's co-founder, President and Chairman of the Board, 5,000,000 shares of common stock at a purchase price of $0.01 per share. To the extent the shares are unvested at the time of his termination of service, Kana will have the right to repurchase those shares at the original purchase price paid per share The repurchase right lapses in a series of equal monthly installments over a four-year period measured from June 4, 1996. If Kana is acquired by merger or asset sale and Mr. Gainey is not offered employment or is terminated without cause within three months after the transaction, his shares will vest in full and no longer be subject to repurchase. If Kana is acquired by merger or asset sale and Mr. Gainey is terminated without cause more than three months after the transaction, or if he is terminated without cause not in connection with any merger or asset sale, then 50% of his unvested shares will vest and no longer be subject to repurchase.

    In April 1998, Mr. Holland, Kana's Vice President, Worldwide Sales, exercised an option to purchase 811,410 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, Kana will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, upon an acquisition of Kana by merger or asset sale, Kana's right to repurchase the unvested shares will automatically lapse in its entirety, and the shares will vest in full, unless the repurchase right is assigned to the successor entity. In addition, if Kana is acquired by merger or asset sale and Mr. Holland is not offered comparable employment by the successor entity, Kana's right to repurchase the unvested shares will automatically lapse and the shares will vest in full.

    In June 1998, Mr. McCarthy, Kana's Vice President, Finance and Operations, exercised an option to purchase 213,332 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, Kana will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, upon an acquisition of Kana by merger or asset sale, Kana's right to repurchase the unvested shares will automatically lapse in its entirety, and the shares will vest in full, unless the repurchase right is assigned to the successor entity. In addition, if Kana is acquired by merger or asset sale and Mr. McCarthy is not offered employment by the successor entity, 50% of the unvested shares will vest and no longer be subject to repurchase.

    In July 1998, Mr. Hahn, one of Kana's directors, exercised an option to purchase 150,066 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, Kana will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, if Kana is acquired by merger or asset sale, Kana's right to repurchase the unvested shares will automatically lapse in its entirety and the shares will vest in full.

    Also in July 1998, Dr. Holloway exercised an option to purchase 53,332 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, Kana will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, upon an acquisition of Kana by merger or asset sale, Kana's right to repurchase all of the unvested shares will automatically lapse in its entirety, and the shares will vest in full, unless the repurchase right is assigned to the successor entity. In addition, if Kana is acquired by merger or asset sale and Dr. Holloway does not provide services to the successor entity, 25% of the unvested shares will vest and no longer be subject to repurchase.

    In February and June 1999, Mr. Phelps, Kana's Vice President, Professional Services, exercised an option to purchase a total of 413,332 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, Kana will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, upon an acquisition of Kana by merger or asset sale, Kana's right to repurchase the unvested shares will automatically lapse in its entirety, and the shares will vest in full, unless the repurchase right is assigned to the successor entity. In addition, if Kana is acquired by merger or asset sale and Mr. Phelps is not offered employment by the successor entity, 25% of the unvested shares will vest and no longer be subject to repurchase.

    In June 1999, Kana entered into an employment arrangement with Mr. McCloskey, Kana's Chief Executive Officer. In connection with this arrangement, Kana granted Mr. McCloskey an option to purchase 1,866,666 shares of common stock, which Mr. McCloskey exercised in June 1999. 1,493,334 of the shares are subject to a right of repurchase granted to Kana which will allow Kana to repurchase those shares at the option exercise price paid per share, to the extent those shares are unvested at the time of his termination of service. Under the stock purchase agreement and the terms of Mr. McCloskey's employment arrangement, the unvested shares will vest in a series of 48 successive equal monthly upon his completion of each month of service over the 48-month period measured from June, 17, 1999. However, all or part of the shares will vest on an accelerated basis, following a change of control of Kana, under the following circumstances:

  . if Mr. McCloskey is not offered full-time employment with the successor corporation, all of his then unvested shares of common stock will accelerate and vest in full;

  . if Mr. McCloskey is offered full-time employment with the successor corporation as that corporation's chief executive officer, all of his then unvested shares of common stock will continue to vest in accordance with their original terms;

  . if Mr. McCloskey is offered full-time employment with the successor corporation as other than that corporation's chief executive officer, the rate at which his then unvested shares of common stock vest will double, such that his shares of common stock will vest at a rate equivalent to 62,224 shares of common stock per month;

  . if Mr. McCloskey is offered full-time employment with the successor corporation as set forth in the second and third points above and he does not accept the position, his shares of common stock will be subject to immediate repurchase; and

  . if Mr. McCloskey is terminated without cause by the successor corporation following the change in control, all of his then unvested shares of common stock will accelerate and vest in full.

    Also in June 1999, Mr. McCarthy exercised an option to purchase 100,000 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, Kana will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, upon an acquisition of Kana by merger or asset sale, Kana's right to repurchase the unvested shares will automatically lapse in its entirety, and the shares will vest in full, unless the repurchase right is assigned to the successor entity. In addition, if Kana is acquired by merger or asset sale and Mr. McCarthy is not offered employment by the successor entity, 25% of the unvested shares will vest and no longer be subject to repurchase.

    In August 1999, Kana granted an option to purchase 66,666 fully vested shares of common stock to Mr. Frick at an exercise price of $4.50 per share, which he exercised in full in September 1999.

    In August 1999, Kana granted an option to purchase 100,000 shares of common stock at $4.50 per share to Mr. Wolfe, which Mr. Wolfe exercised in September 1999. To the extent the purchased shares are unvested at the time of his termination of service, Kana will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, upon an acquisition of Kana by merger or asset sale, Kana's right to repurchase the unvested shares will automatically lapse in its entirety, and the shares will vest in full, unless the repurchase right is assigned to the successor entity. In addition, if Kana is acquired by merger or asset sale and Mr. Wolfe is not offered employment by the successor entity, 25% of the unvested shares will vest and no longer be subject to repurchase.

    Generally, Kana's option grants to employees, other than those under the 1999 Special Stock Option Plan, provide that if Kana is acquired by merger or asset sale and the employee is not offered employment by the successor entity, then 25% of any unvested shares held by that individual will vest and no longer be subject to repurchase.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The table below sets forth information regarding the beneficial ownership of Kana's common stock as of March 10, 2000, by the following individuals or groups:

  . each person or entity who is known by Kana to own beneficially more than five percent of Kana's outstanding stock;

  . each of the Named Executive Officers;

  . each director of Kana; and

  . all directors and executive officers as a group.

    Applicable percentage ownership in the following table is based on 60,809,098 shares of common stock outstanding as of March 10, 2000, as adjusted to include all options exercisable within 60 days of March 10, 2000 held by the particular stockholder and that are included in the first column.

    Unless otherwise indicated, the principal address of each of the stockholders below is c/o Kana Communications, Inc., 740 Bay Road, Redwood City, CA 94063. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

                                                  Percentage of Shares
                              Number of            Beneficially Owned
                                Shares    ------------------------------------
    Name and Address of      Beneficially
      Beneficial Owner          Owned     Prior to the Merger After the Merger
    -------------------      ------------ ------------------- ----------------
Entities affiliated with
 Draper Fisher
 Jurvetson(1)...............   8,044,794         13.2%               9.0%
Entities affiliated with
 Benchmark Capital
 Partners L.P.(2)...........   8,624,254         14.2                9.7
Mark S. Gainey(3)...........   4,752,000          7.8                5.3
Michael J. McCloskey(4).....   1,866,666          3.1                2.1
Paul R. Holland(5)..........     811,410          1.3                  *
William R. Phelps(6)........     413,334            *                  *
Joseph D. McCarthy(7).......     313,334            *                  *
Michael R. Wolfe............     628,732          1.0                  *
Steven T. Jurvetson(1)......   8,044,794         13.2                9.0
David M. Beirne(2)..........   8,624,254         14.2                9.7
Eric A. Hahn(8).............     433,898            *                  *
Ariel Poler(9)..............     321,332            *                  *
Dr. Charles A.
 Holloway(10)...............     219,998            *                  *
Robert W. Frick.............     146,312            *                  *
James C. Wood(11)...........         --           --                 2.9
All directors and executive
 officers as a group
 (20 persons)...............  29,983,648         49.3               33.6

--------
  *Less than one percent.

 (1) Principal address is 400 Seaport Court, Suite 250, Redwood City, CA 94063. Includes 7,481,660 shares of common stock held by Draper Fisher Associates Fund IV, L.P. and 563,134 shares of common stock held by Draper Fisher Partners IV, LLC. Mr. Jurvetson disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in the Draper Fisher Jurvetson Funds.

 (2) Principal address is 2480 Sand Hill Road, Suite 200, Menlo Park, CA 94025. Represents 7,566,694 shares of common stock held by Benchmark Capital Partners, L.P., and 1,057,558 shares of common stock held by Benchmark Founders' Fund L.P. Mr. Beirne, one of Kana's directors, is a Managing Member of Benchmark Capital Management Co., LLC. Mr. Beirne disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in the Benchmark funds.

 (3) Represents shares of common stock held by the Mark and Elisabeth Gainey Family Trust. Includes 937,500 shares of common stock subject to Kana's right of repurchase. This repurchase right lapses with respect to 104,166 shares per month.

 (4) Includes 1,462,224 shares of common stock subject to Kana's right of repurchase. This repurchase right lapses with respect to 31,108 shares per month.

 (5) Includes 26,666 shares of common stock held by The Paul Holland Grantor Retained Annuity Trust, 26,666 shares of common stock held by The Linda Yates Holland Grantor Retained Annuity Trust, 53,332 shares of common stock held by the Yates/Holland 1999 Irrevocable Trust, 571,410 shares of common stock held by The Yates/Holland Family Trust and 133,332 shares of common stock held by Paul Holland and Linda Yates as community property. Includes 456,420 shares of common stock subject to Kana's right of repurchase. This repurchase right lapses with respect to 16,902 shares per month.

 (6) Includes 26,666 shares of common stock held by The William Phelps Grantor Retained Annuity Trust, 26,666 shares of common stock held by The Margaret Phelps Grantor Retained Annuity Trust and 360,000 shares of common stock held by The Phelps Family Trust. Includes 366,666 shares of common stock subject to Kana's right of repurchase. This repurchase right lapses with respect to 91,666 in December 1999 and 7,638 shares per month. Also includes 26,666 shares of common stock subject to Kana's right of repurchase, which lapses with respect to 11,666 shares in June 2000 and 972 shares per month thereafter.

 (7) Includes 33,332 shares of common stock held by The Joseph McCarthy Grantor Retained Annuity Trust, 33,332 shares of common stock held by Siobhan Lawlor Grantor Retained Annuity Trust. Includes 133,334 shares of common stock subject to Kana's right of repurchase. This repurchase right lapses with respect to 4,444 shares per month. Also includes 100,000 shares of common stock subject to Kana's right of repurchase, which lapses with respect to 25,000 shares in June 2000 and 2,084 shares per month thereafter.

 (8) Includes 100,042 shares of common stock subject to Kana's right of repurchase. This repurchase right lapses with respect to 3,128 shares per month.

 (9) Includes 6,666 shares of common stock held by Alejandro W. Poler and 3,332 shares of common stock held by Noel Poler.

(10) Includes 19,259 shares of common stock subject to Kana's right of repurchase. This repurchase right lapses with respect to 1,481 shares per month. Also includes 55,000 shares of common stock subject to Kana's right of repurchase which lapses with respect to 1,250 shares per month.

(11) Nominated to be appointed to Kana's board of directors upon completion of the merger. Principal address is c/o Silknet Software, Inc., 50 Philippe Cote Street, Manchester, NH 03101. Upon completion of the merger and exchange of his Silknet common stock for shares of Kana common stock, Mr. Wood will own 2,567,430 shares of Kana Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Sales of Securities. In July 1999, Kana sold to various investors, including entities affiliated with Draper Fisher Jurvetson and entities affiliated with Benchmark Capital, a total of 838,466 shares of Series D preferred stock for total consideration of $10,200,004.

    On August 13, 1999, Kana closed a merger with Connectify pursuant to which Connectify became a wholly-owned subsidiary of Kana. In connection with the merger, Kana issued approximately 6,982,000 shares of its common stock in exchange for all outstanding shares of Connectify capital stock and reserved 416,690 shares of common stock for issuance upon the exercise of Connectify options and warrants Kana assumed in connection with the merger.

    On December 3, 1999, Kana closed a merger with Business Evolution pursuant to which Business Evolution became Kana's wholly-owned subsidiary. In connection with the acquisition of Business Evolution, approximately 1,935,206 shares of Kana common stock, valued at approximately $140 million, were issued or reserved for issuance for all outstanding shares, warrants and options of Business Evolution.

    On December 3, 1999, Kana closed a merger with netDialog, pursuant to which netDialog became Kana's wholly-owned subsidiary. In connection with the acquisition of netDialog, approximately 1,244,062 shares of Kana common stock, valued at approximately $90 million, were issued or reserved for issuance for all outstanding shares, warrants, convertible notes and options of netDialog.

    Loans to and Other Arrangements with Officers and Directors. In connection with the option exercises described under "Item 11. Executive Compensation-- Employment Arrangements,

Termination of Employment Arrangements and Change of Control Arrangements," the following officers and directors delivered five-year full recourse promissory notes, bearing interest at an annual rate of 5.7%, except in the case of Robert
W. Frick and Michael R. Wolfe whose notes bear interest at an annual rate of 6.0%, in amounts and with the balances indicated:

                                        Original Amount of Amount Outstanding at
                                         Promissory Note     December 31, 1999
                                        ------------------ ---------------------
Officer or Director
Michael J. McCloskey...................    $630,000.00          $600,052.83
Robert W. Frick........................     299,997.00           310,541.89
William R. Phelps......................      79,000.00            83,674.13
Ian P. Cavanagh........................     900,000.00           930,046.84
Michael R. Wolfe.......................     458,000.00                  --
Joseph G. Ansanelli....................      85,000.00            87,737.80

    Kana has entered into an employment arrangement with Michael J. McCloskey, its Chief Executive Officer. See "Item 11. Executive Compensation--Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements."

    Kana has granted options to its executive officers and directors. See "Item
11. Executive Compensation--Executive Compensation" and "--Director
Compensation."

    Kana has entered into an indemnification agreement with each of its executive officers and directors containing provisions that may require it, among other things, to indemnify its executive officers and directors against liabilities that may arise by reason of their status or service as executive officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

    1. Financial Statements.

                                                                           Page
                                                                           ----
         Independent Auditors' Report ....................................  65
         Consolidated Balance Sheets as of December 31, 1999 and 1998.....  66
         Consolidated Statements of Operations and Comprehensive Loss for
          the Years ended December 31, 1999 1998 and 1997.................  67
         Consolidated Statements of Stockholders' Equity for the Years
          ended December 31, 1999, 1998 and 1997..........................  68
         Consolidated Statements of Cash Flows for the Years ended
          December 31, 1999, 1998 and 1997................................  70
         Notes to Consolidated Financial Statements.......................  71

      2.Financial Statement Schedules.

       Schedule                            Title                            Page
       --------                            -----                            ----
                Independent Auditors Report on Schedule...................   86
       II       Valuation and Qualifying Accounts ........................   87

      Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

    3. Exhibits.

  Exhibit
  Number                         Description of Document
 --------                        -----------------------
  2.1*    Agreement and Plan of Reorganization, dated December 3, 1999, by and among Kana, King Acquisition Corp. and Business Evolution, Inc.

  2.2* Agreement and Plan of Reorganization, dated December 3, 1999, by and among Kana, Kong Acquisition Corp. and netDialog.

  2.3** Agreement and Plan of Reorganization, dated February 6, 2000, by and among Kana Communications, Inc., Pistol Acquisition Corp. and Silknet
          Software, Inc.

  3.1***  Second Amended and Restated Certificate of Incorporation.

  3.2***  Amended and Restated Bylaws.

  4.1***  Fourth Amended and Restated Investors' Rights Agreement dated August
          13, 1999 by and among Kana and parties listed on Schedule A therein.

  4.2+    Form of amendment to Fourth Amended and Restated Investors' Rights
          Agreement.
 10.1***  Kana's 1997 Stock Option/Stock Issuance Plan.

 10.2***  Kana's 1999 Stock Incentive Plan.

 10.3***  Kana's 1999 Employee Stock Purchase Plan.

 10.4***  Form of Kana's Directors' and Officers' Indemnification Agreement.

 10.5***  Form of Kana's License Agreement.

 10.6***  Letter of Credit, dated July 9, 1999, with Silicon Valley Bank and
          Kana.

 10.7***  Lease, dated May 1998, by and between Encina Properties and Kana.

 10.8***  Office/R&D Lease, dated June 18, 1999, by and between Chestnut Bay
          LLC and Kana.


  Exhibit
  Number                         Description of Document
 --------                        -----------------------
 10.9***  Form of Kana's Kana On-Line Service Agreement.

 10.10*** Form of Kana's Restricted Stock Purchase Agreement.

 10.11*** QuickStart Loan and Security Agreement, dated November 6, 1998, with
          Silicon Valley Bank and Connectify, Inc.

 10.12+   Lease, dated February 11, 2000, by and between Veterans Self-Storage,
          LLC and the Registrant.

 10.13+   Amended and Restated 1999 Stock Incentive Plan of Kana
          Communications, Inc.

 16.1     Letter from KPMG LLP, dated March 30, 2000.

 21.1+    Subsidiaries of Kana Communications, Inc.

 23.1     Consent of KPMG LLP, Independent Auditors.
 24.1     Power of Attorney (See Signature Page).

 27.1     Financial Data Schedule.

 99.1++   Connectify, Inc. 1998 Stock Plan.

          Connectify, Inc. 1998 Stock Plan Form of Incentive Stock Option
 99.2++   Agreement.

          Connectify, Inc. 1998 Stock Plan Form of Nonstatutory Stock Option
 99.3++   Agreement.

 99.4++   Form of Option Assumption Agreement.

 99.5+++  Business Evolution, Inc. 1999 Stock Plan.

 99.6+++  Business Evolution, Inc. Form of Stock Option Agreement.

 99.7+++  Form of Option Assumption Agreement--12 Months Acceleration (Business
          Evolution Option Shares).

 99.8+++  Form of Option Assumption Agreement --24 Months Acceleration
          (Business Evolution Option Shares).

 99.9+++  NetDialog, Inc. 1997 Stock Plan.

 99.10+++ NetDialog, Inc. Form of Stock Option Agreement.

 99.11+++ Form of Option Assumption Agreement (NetDialog Option Shares).

--------
  * Previously filed as an exhibit to the Form 8-K filed with the Commission of Kana on December 14, 1999, and incorporated into this annual report by reference.
 ** Previously filed as an exhibit to the form 13D filed with the Commission by the registrant on February 16, 2000, and incorporated into this annual report by reference.
*** Incorporated into this annual report by reference to Kana's registration statement on Form S-1, File No. 333-82587, originally filed with the Commission on July 9, 1999, as subsequently amended.
  + Incorporated into this annual report by reference to Kana's registration statement on Form S-4, File No. 333-32428, originally filed with the Commission on March 14, 2000, as subsequently amended.
 ++ Previously filed as an exhibit to the Form S-8 filed with the Commission by Kana on December 6, 1999 and incorporated into this annual report by reference.
+++ Previously filed as an exhibit to the Form S-8 filed with the Commission by Kana on December 23, 1999 and incorporated into this annual report by reference.

  (b) Reports on Form 8-K.

    1.On December 14, 1999, the Company filed a Current Report on Form 8-K reporting under Item 5, relating to the acquisitions of Business Evolution, Inc., a Delaware corporation and NetDialog, Inc., a California corporation.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Kana Communications, Inc.

    We have audited the accompanying consolidated balance sheets of Kana Communications, Inc. and subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kana Communications, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Mountain View, California
January 20, 2000, except
 as to Note 8, which is
 as of February 11, 2000

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                              December 31,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
                          Assets
Current assets:
  Cash and cash equivalents............................... $  18,695  $ 13,875
  Short-term investments..................................    36,167       160
  Accounts receivable, less allowance for doubtful
   accounts of $366 in 1999 and $110 in 1998 .............     4,655       847
  Prepaid expenses and other current assets...............     2,036       150
                                                           ---------  --------
    Total current assets..................................    61,553    15,032
Property and equipment, net...............................     8,360     1,473
Other assets..............................................       316       371
                                                           ---------  --------
    Total assets.......................................... $  70,229  $ 16,876
                                                           =========  ========
           Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of notes payable........................ $   4,224  $  1,071
  Accounts payable........................................     2,766       698
  Accrued commissions.....................................     1,984       143
  Accrued payroll.........................................     1,639       280
  Other accrued liabilities...............................     1,303       445
  Accrued acquisition related costs.......................     3,148       --
  Deferred revenue........................................     6,253       562
                                                           ---------  --------
    Total current liabilities.............................    21,317     3,199
Notes payable, less current portion.......................       412       726
                                                           ---------  --------
    Total liabilities.....................................    21,729     3,925
                                                           ---------  --------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $0.001 par value;
   50,000,000 and 5,000,000 shares authorized; no and
   12,512,641 shares issued and outstanding...............       --         13
  Common stock, $0.001 par value; 60,000,000 and
   100,000,000 shares authorized; 60,766,650 and
   19,274,516 shares issued and outstanding...............        61        19
  Additional paid-in capital..............................   202,473    29,246
  Deferred stock-based compensation.......................   (14,962)   (2,284)
  Notes receivable from stockholders......................    (6,380)     (164)
  Accumulated other comprehensive losses..................       (75)       (5)
  Accumulated deficit.....................................  (132,617)  (13,874)
                                                           ---------  --------
    Total stockholders' equity............................    48,500    12,951
                                                           ---------  --------
    Total liabilities and stockholders' equity............ $  70,229  $ 16,876
                                                           =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                     (In thousands, except per share data)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1999       1998     1997
                                                  ---------  --------  -------
Revenue:
  License........................................ $  10,536  $  2,014  $   --
  Service........................................     3,528       333      617
                                                  ---------  --------  -------
    Total revenue................................    14,064     2,347      617
                                                  ---------  --------  -------
Cost of revenue:
  License........................................       271        54      --
  Service, excluding amortization of stock-based
   compensation of $19,752, $143 and $13.........     6,610       666      253
                                                  ---------  --------  -------
    Total cost of revenue........................     6,881       720      253
                                                  ---------  --------  -------
    Gross profit.................................     7,183     1,627      364
                                                  ---------  --------  -------
Operating expenses:
  Sales and marketing, excluding amortization of
   stock-based compensation of $34,000, $564 and
   $52...........................................    21,199     5,504      512
  Research and development, excluding
   amortization of stock-based compensation of
   $19,864, $438 and $31.........................    12,854     5,669      971
  General and administrative, excluding
   amortization of stock-based compensation of
   $6,860, $311 and $17..........................     5,018     1,826      378
  Amortization of stock-based compensation.......    80,476     1,456      113
  Acquisition related costs......................     5,635       --       --
                                                  ---------  --------  -------
    Total operating expenses.....................   125,182    14,455    1,974
                                                  ---------  --------  -------
Operating loss...................................  (117,999)  (12,828)  (1,610)
Other income (expense), net......................      (744)      227       57
                                                  ---------  --------  -------
    Net loss.....................................  (118,743)  (12,601)  (1,553)
                                                  ---------  --------  -------
Other comprehensive loss:
  Net unrealized gain on available for sale
   securities....................................        26       --       --
  Foreign currency translation adjustments.......       (96)       (5)     --
                                                  ---------  --------  -------
    Total other comprehensive loss...............       (70)       (5)     --
                                                  ---------  --------  -------
    Comprehensive loss........................... $(118,813) $(12,606) $(1,553)
                                                  =========  ========  =======
Basic and diluted net loss per share............. $   (4.61) $  (2.01) $ (0.37)
                                                  =========  ========  =======
Shares used in computing basic and diluted net
 loss per share amounts..........................    25,772     6,258    4,152
                                                  =========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (In thousands, except share data)

                     Convertible                                                  Notes      Accumulated
                   Preferred Stock    Common Stock     Additional   Deferred    Receivable      Other
                  ----------------- ------------------  Paid-in   Stock-based      From     Comprehensive Accumulated
                    Shares   Amount   Shares    Amount  Capital   Compensation Stockholders    Losses       Deficit
                  ---------- ------ ----------  ------ ---------- ------------ ------------ ------------- -----------
Balances,
January 1,
1997............         --  $ --      106,742  $ --     $  --       $  --        $ --          $ --        $   280
Issuance of
common stock to
Kana and
netDialog
founders........         --    --    6,931,916      7        (6)        --          --            --            --
Issuance of
common stock
upon exercise of
stock options...         --    --      106,666    --        --          --          --            --            --
Repurchase of
founders' common
stock, net......         --    --     (833,332)   --        --          --          --            --            --
Issuance of
Series A and B
convertible
preferred stock,
net.............   8,917,855     9         --     --      4,764         --          --            --            --
Issuance of
common stock of
pooled company..         --    --      173,232    --      2,070         --          --            --            --
Issuance of
shares of common
stock in
exchange for
services........         --    --        1,334    --          7         --          --            --            --
Deferred stock-
based
compensation....         --    --          --     --        890        (890)        --            --            --
Amortization of
deferred stock-
based
compensation....         --    --          --     --        --          106         --            --            --
Net loss........         --    --          --     --        --          --          --            --         (1,553)
                  ---------- -----  ----------  -----    ------      ------       -----         -----       -------
Balances,
December 31,
1997............   8,917,855     9   6,486,558      7     7,725        (784)        --            --         (1,273)
Issuance of
common stock to
Connectify and
BEI founders....         --    --    3,954,940      4        61         --          --            --            --
Issuance of
stock upon
exercise of
stock options
and warrants,
net of
repurchases.....      68,139   --    5,314,624      5       174         --         (164)          --            --
Issuance of
common stock of
pooled
companies.......         --    --    3,442,704      3     6,573         --          --            --            --
Issuance of
Series B and C
convertible
preferred stock,
net.............   3,526,647     4         --     --     11,624         --          --            --            --
Issuance of
common stock and
warrants in
exchange for
services and
intellectual
property........         --    --       75,690    --        133         --          --            --            --
Deferred stock-
based
compensation....         --    --          --     --      2,956      (2,956)        --            --            --
Amortization of
deferred stock-
based
compensation....         --    --          --     --        --        1,456         --            --            --
Other
comprehensive
loss............         --    --          --     --        --          --          --             (5)          --
Net loss........         --    --          --     --        --          --          --            --        (12,601)
                  ---------- -----  ----------  -----    ------      ------       -----         -----       -------
Balances,
December 31,
1998............  12,512,641    13  19,274,516     19    29,246      (2,284)       (164)           (5)      (13,874)
                      Total
                  Stockholders'
                     Equity
                  -------------
Balances,
January 1,
1997............     $   280
Issuance of
common stock to
Kana and
netDialog
founders........           1
Issuance of
common stock
upon exercise of
stock options...         --
Repurchase of
founders' common
stock, net......         --
Issuance of
Series A and B
convertible
preferred stock,
net.............       4,773
Issuance of
common stock of
pooled company..       2,070
Issuance of
shares of common
stock in
exchange for
services........           7
Deferred stock-
based
compensation....         --
Amortization of
deferred stock-
based
compensation....         106
Net loss........       (1,553)
                  -------------
Balances,
December 31,
1997............       5,684
Issuance of
common stock to
Connectify and
BEI founders....          65
Issuance of
stock upon
exercise of
stock options
and warrants,
net of
repurchases.....          15
Issuance of
common stock of
pooled
companies.......       6,576
Issuance of
Series B and C
convertible
preferred stock,
net.............      11,628
Issuance of
common stock and
warrants in
exchange for
services and
intellectual
property........         133
Deferred stock-
based
compensation....         --
Amortization of
deferred stock-
based
compensation....       1,456
Other
comprehensive
loss............          (5)
Net loss........     (12,601)
                  -------------
Balances,
December 31,
1998............      12,951

                  KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--(Continued)
                       (In thousands, except share data)

                     Convertible                                                    Notes      Accumulated
                   Preferred Stock       Common Stock    Additional   Deferred    Receivable      Other
                  -------------------  -----------------  Paid-in   Stock-based      From     Comprehensive Accumulated
                    Shares     Amount    Shares   Amount  Capital   Compensation Stockholders    Losses       Deficit
                  -----------  ------  ---------- ------ ---------- ------------ ------------ ------------- -----------
Balances,
December 31,
1998............   12,512,641     13   19,274,516   19      29,246      (2,284)       (164)         (5)        (13,874)
Issuance of
common stock
upon exercise of
stock options
and warrants,
net of
repurchases.....          --     --     5,749,356    6       6,393         --       (6,544)        --              --
Issuance of
Series D
convertible
preferred
stock...........      838,466    --           --   --       10,169         --          --          --              --
Conversion of
convertible
preferred stock
to common
stock...........  (13,351,107)   (13)  26,702,214   27         (14)        --          --          --              --
Issuance of
common stock of
pooled
companies.......          --     --       964,964    1       5,790         --          --          --              --
Issuance of
common stock in
exchange for
services........          --     --         5,306  --           60         --          --          --              --
Issuance of
common stock in
conjunction with
initial public
offering, net...          --     --     7,590,000    8      51,058         --          --          --              --
Conversion of
debt, accrued
interest, and
warrants to
common stock....          --     --       480,294  --        5,058         --          --          --              --
Payments on
notes receivable
from
stockholders....          --     --           --   --          --          --          501         --              --
Interest
receivable from
notes receivable
from
stockholders....          --     --           --   --          --          --         (173)        --              --
Interest expense
from warrants
issued in
connection with
bridge loans....          --     --           --   --        1,559         --          --          --              --
Deferred stock-
based
compensation....          --     --           --   --       93,154     (93,154)        --          --              --
Amortization of
deferred stock-
based
compensation....          --     --           --   --          --       80,476         --          --              --
Other
comprehensive
loss............          --     --           --   --          --          --          --          (70)            --
Net loss........          --     --           --   --          --          --          --          --         (118,743)
                  -----------  -----   ----------  ---    --------    --------     -------        ----       ---------
Balances,
December 31,
1999............          --   $ --    60,766,650  $61    $202,473    $(14,962)    $(6,380)       $(75)      $(132,617)
                  ===========  =====   ==========  ===    ========    ========     =======        ====       =========
                      Total
                  Stockholders'
                     Equity
                  -------------
Balances,
December 31,
1998............      12,951
Issuance of
common stock
upon exercise of
stock options
and warrants,
net of
repurchases.....        (145)
Issuance of
Series D
convertible
preferred
stock...........      10,169
Conversion of
convertible
preferred stock
to common
stock...........         --
Issuance of
common stock of
pooled
companies.......       5,791
Issuance of
common stock in
exchange for
services........          60
Issuance of
common stock in
conjunction with
initial public
offering, net...      51,066
Conversion of
debt, accrued
interest, and
warrants to
common stock....       5,058
Payments on
notes receivable
from
stockholders....         501
Interest
receivable from
notes receivable
from
stockholders....        (173)
Interest expense
from warrants
issued in
connection with
bridge loans....       1,559
Deferred stock-
based
compensation....         --
Amortization of
deferred stock-
based
compensation....      80,476
Other
comprehensive
loss............         (70)
Net loss........    (118,743)
                  -------------
Balances,
December 31,
1999............    $ 48,500
                  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1999       1998     1997
                                                   ---------  --------  -------
Cash flows from operating activities:
 Net loss........................................  $(118,743) $(12,601) $(1,553)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................      1,531       328       45
  Amortization of stock-based compensation and
   other stock-based items.......................     80,536     1,589      113
  Interest expense from warrants issued in
   connection with bridge loans..................      1,559       --       --
  Conversion of accrued interest to common
   stock.........................................        258       --       --
  Interest on stockholders' notes receivable.....       (173)      --       --
  Changes in operating assets and liabilities:
   Accounts receivable...........................     (3,807)     (690)     (15)
   Prepaid expenses and other assets.............     (1,831)     (469)     (50)
   Accounts payable and accrued liabilities......      9,274     1,177      379
   Deferred revenue..............................      5,691       562      --
                                                   ---------  --------  -------
   Net cash used in operating activities.........    (25,705)  (10,104)  (1,081)
                                                   ---------  --------  -------
Cash flows from investing activities:
 (Purchases) sales of short-term investments,
  net............................................    (35,981)       50     (210)
 Purchases of property and equipment.............     (8,418)   (1,446)    (371)
                                                   ---------  --------  -------
   Net cash used in investing activities.........    (44,399)   (1,396)    (581)
                                                   ---------  --------  -------
Cash flows from financing activities:
 Proceeds from notes payable and convertible
  notes payable..................................      9,790     1,834      256
 Payments on notes payable.......................     (2,151)     (122)     --
 Net proceeds from issuance of convertible
  preferred stock................................     10,169    11,628    4,603
 Net proceeds from issuance of common stock and
  warrants.......................................      5,645     6,656    2,070
 Net proceeds from initial public offering.......     51,066       --       --
 Payments on stockholders' notes receivable......        501       --       --
                                                   ---------  --------  -------
   Net cash provided by financing activities.....     75,020    19,996    6,929
                                                   ---------  --------  -------
Effect of exchange rate changes on cash and cash
 equivalents.....................................        (96)       (5)     --
                                                   ---------  --------  -------
Net change in cash and cash equivalents..........      4,820     8,491    5,267
Cash and cash equivalents at beginning of year...     13,875     5,384      117
                                                   ---------  --------  -------
Cash and cash equivalents at end of year.........  $  18,695  $ 13,875  $ 5,384
                                                   =========  ========  =======
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest..........  $     131  $     36  $     3
                                                   =========  ========  =======
 Noncash investing and financial activities:
  Issuance of Series A convertible preferred
   stock upon conversion of stockholder loan.....  $     --   $    --   $   170
                                                   =========  ========  =======
  Issuance of common stock upon conversion of
   convertible note payable......................  $   4,800  $    300  $   --
                                                   =========  ========  =======
  Issuance of common stock in exchange for notes
   receivable from stockholders..................  $   6,544  $    155  $   --
                                                   =========  ========  =======
  Grant of options to purchase common stock with
   an exercise price below fair value............  $  93,154  $  2,273  $   890
                                                   =========  ========  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997

1. Description of Business and Summary of Significant Accounting Policies

    (a) Description of Business

    Kana Communications, Inc. and subsidiaries (the Company or Kana) develop, market and support customer communications software products and services for e-Businesses. The Company sells its products primarily in the United States and, to a lesser extent, in Europe primarily through its direct sales force.

    (b) Principles of Consolidation

    The consolidated financial statements include the financial statements of Kana Communications, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (c) Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (d) Foreign Currency Translation

    The functional currency for the Company's international subsidiary is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses are translated at the average exchange rates prevailing during the year. Any translation adjustments are included in other comprehensive loss.

    (e) Cash Equivalents and Short-Term Investments

    The Company considers all highly liquid investments with an original maturity or reset date of three months or less to be cash equivalents. The Company has classified its cash equivalents and short-term investments as "available for sale." These items are carried at fair value, based on the quoted market prices, and unrealized gains and losses, are reported as a separate component of accumulated other comprehensive losses in stockholders' equity. All short term investments mature in less than one year. To date, realized gains or losses have not been material.

    (f) Property and Equipment

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the life of the improvement.

    The Company evaluates long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

    (g) Concentration of Credit Risk

    Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains cash and cash equivalents with two domestic financial institutions. From time to time, the Company's cash balances with its financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.

    The Company's customers are currently concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been immaterial.

    (h) Revenue Recognition

    The Company recognizes revenue in accordance with Statement of Position
(SOP) 97-2, Software Revenue Recognition. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

    License revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed and determinable, and collectibility is considered probable. Maintenance contracts generally call for the Company to provide technical support and software updates and upgrades to customers. Revenue from maintenance contracts is recognized ratably over the term of the maintenance contract, on a straight-line basis. Other service revenue, consisting primarily of consulting and implementation, is generally recognized at the time the service is performed.

    (i) Software Development Costs

    Software development costs are expensed as incurred until technological feasibility of the underlying software product is achieved. After technological feasibility is established, software development costs are capitalized. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or based on the ratio of current revenue to total projected product revenue, whichever is greater. To date, technological feasibility and general availability of such software have occurred simultaneously and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


    The Company accounts for the costs of computer software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was effective for fiscal years beginning after December 15, 1998. This statement requires that certain costs incurred during a software development project be capitalized. These costs generally include external direct costs of materials and services consumed in the project, and internal costs such as payroll and benefits of those employees directly associated with the development of the software. During 1999, the Company did not capitalize any internal costs as such costs qualifying for capitalization have been insignificant. External direct costs of purchased internal use software have been capitalized and included in fixed assets.

    (j) Income Taxes

    The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not.

    (k) Stock-Based Compensation

    The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock. Nonemployee options are accounted for under Statement of Financial Accounting Standards (SFAS) No. 123.

    Deferred stock-based compensation resulting from employee and nonemployee option grants is amortized on an accelerated basis over the vesting period of the individual options, generally four years, in accordance with Financial Accounting Standards Board Interpretation No. 28.

    (l) Comprehensive Loss

    Other comprehensive loss recorded by the Company for the years ended December 31, 1999 and 1998 was attributable to foreign currency translation adjustments for the Company's U.K. subsidiary and unrealized gain from investments. Tax effects and reclassification adjustments of comprehensive loss are not material.

    (m) Net Loss Per Share

    Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method, and from convertible securities

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

using the as-if converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive.

    Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

                                                  Years Ended December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                              ---------- ---------- ----------
Stock options and warrants...................  3,771,116    824,630  3,576,632
Common stock subject to repurchase...........  9,101,206  8,926,146  5,189,824
Convertible preferred stock (as if converted
 basis)......................................        --  25,025,282 17,835,710
                                              ---------- ---------- ----------
                                              12,872,322 34,776,058 26,602,166
                                              ========== ========== ==========

    (n) Segment Reporting

    The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief executive officer, the chief operating decision maker, evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

    The Company's revenues derived from sources outside of the United States, primarily in the United Kingdom, for the year ended December 31, 1999 were approximately $1,385,000. Prior to 1999, the Company's revenues have been earned primarily from customers in the United States. In addition, all significant operations and assets are based in the United States. No customer accounted for more than 10% of revenues for the years ended December 31, 1999, 1998 and 1997.

    (o) Recent Accounting Pronouncements

    In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require the entity to recognize revenue for multiple element arrangements by means of the "residual method" when: 1) there is vendor-specific evidence of the fair values of all of the undelivered elements; 2) vendor-specific evidence of fair value does not exist for one or more of the delivered elements; and 3) the revenue recognition criteria of SOP 97-2 are satisfied. SOP 98-9 will be effective beginning January 1, 2000. The Company believes the adoption of SOP 98-9 will not have a material effect on its results of operations, financial position or cash flows.

    In June 1998, the FASB issued Statement of Financial Accounting Standard
(SFAS) No. 133, Accounting for Derivative and Hedging Activities. This standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The type and use of the derivative, and whether it qualifies for hedge accounting, will determine the treatment of gains or losses resulting from changes in the derivative. The Company believes the adoption of SFAS No. 133 will not have a material effect on its results of operations, financial position, or cash flows. The statement will be effective for the Company beginning January 1, 2001.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


2. Business Combinations

    On August 13, 1999, the Company issued 6,982,542 shares of its common stock to the shareholders of Connectify in exchange for all of the outstanding capital stock of Connectify. Prior to the consummation of the merger, 5,095,819 shares of the outstanding Kana perferred stock were converted to 10,191,638 shares of Kana common stock. As a result of the conversion, the Company created a controlling class of common stock.

    On December 3, 1999, in connection with the acquisition of Business Evolution, Inc. ("BEI"), 1,935,206 shares of Kana common stock were issued or reserved for issuance for all outstanding shares, warrants and options of BEI. Pursuant to the terms of the merger, BEI's convertible preferred stock with a book value of $4,976,000 converted into 474,332 shares of Kana common stock. On the same date, in connection with the acquisition of netDialog, Inc. ("netDialog"), 1,244,062 shares of Kana common stock were issued or reserved for issuance for all outstanding shares, warrants, convertible notes and options of netDialog. Pursuant to the terms of the merger, netDialog's redeemable preferred stock with a book value of $4,995,000 and convertible debt with a book value of $4,800,000 converted into 773,942 shares of Kana's common stock at the closing of the merger.

    The mergers have been accounted for as poolings of interests, and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of the acquired companies. No significant adjustments were required to conform the accounting policies of the Company and the acquired companies.

    In connection with the merger with Connectify, Kana recorded a charge for merger integration costs of $1.2 million consisting primarily of transaction fees for attorneys and accountants of approximately $390,000 and employee severance benefits and facility related costs of $780,000. As of December 31, 1999, Kana had $30,000 remaining in accrued acquisition related costs, which Kana expects to pay by the first quarter of fiscal 2000.

    In connection with the mergers with BEI and netDialog, the Company recorded a nonrecurring charge for merger integration costs of $4.5 million, consisting primarily of transaction fees for attorneys and accountants of approximately $1.5 million, merger-related advertising and announcements of $1.7 million incurred by December 31, 1999, charges for the elimination of duplicate facilities of approximately $840,000 and severance costs and certain other related costs of approximately $433,000. As of December 31, 1999, Kana had $3,118,000 remaining in accrued acquisition related costs, which Kana expects to pay during fiscal 2000.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


    Certain results of operations data for the separate companies and the combined amounts presented in the consolidated financial statements were as follows (in thousands):

                                                 Nine Months    Years Ended
                                                    Ended       December 31,
                                                September 30, -----------------
                                                    1999        1998     1997
                                                ------------- --------  -------
                                                 (Unaudited)
                                                 -----------
Revenues:
  Kana.........................................   $  7,174    $  2,049  $   --
  Connectify(1)................................        --          --       --
  BEI..........................................        361         298      617
  netDialog....................................         72         --       --
                                                  --------    --------  -------
                                                  $  7,607    $  2,347  $   617
                                                  ========    ========  =======

                                                 Nine Months    Years Ended
                                                    Ended       December 31,
                                                September 30, -----------------
                                                    1999        1998     1997
                                                ------------- --------  -------
                                                 (Unaudited)
                                                -------------
Net Loss:
  Kana.........................................   $(16,828)   $ (6,337) $(1,383)
  Connectify(1)................................     (2,627)     (1,041)     --
  BEI..........................................     (2,404)     (1,360)      93
  netDialog....................................     (6,288)     (3,863)    (262)
                                                  --------    --------  -------
                                                  $(28,147)   $(12,601) $(1,553)
                                                  ========    ========  =======

--------
(1) Connectify figures included in the nine months ended 1999 are stated for the six months ended June 30, 1999.

3. Financial Statements Detail

    Cash equivalents consist of the following as of December 31, 1999 (in thousands):

                                                  Unrealized Unrealized  Fair
                                           Cost      Loss       Gain     Value
                                          ------- ---------- ---------- -------
   Money market funds.................... $ 3,553    $--        $--     $ 3,553
   Municipal securities..................   4,014     --         --       4,014
   Commercial paper......................   7,949     --         --       7,949
   Certificates of deposit...............     283     --         --         283
                                          -------    ----       ----    -------
                                          $15,799    $--        $--     $15,799
                                          =======    ====       ====    =======

    Short-term investments consist of the following as of December 31, 1999 (in thousands):

                                                  Unrealized Unrealized  Fair
                                           Cost      Loss       Gain     Value
                                          ------- ---------- ---------- -------
   Municipal securities.................. $18,450    $--        $--     $18,450
   Commercial paper......................   9,330     --          23      9,307
   Corporate bonds.......................   5,121     --           3      5,118
   Certificates of deposit...............   3,292     --         --       3,292
                                          -------    ----       ----    -------
                                          $36,193    $--        $ 26    $36,167
                                          =======    ====       ====    =======

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

    As of December 31, 1998, short-term investments consisted of certificates of deposit.

    Property and equipment, net consisted of the following (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------- ------
   Computer equipment........................................... $ 6,688 $1,352
   Furniture and fixtures.......................................   1,972    259
   Leasehold improvements.......................................   1,531    241
                                                                 ------- ------
                                                                  10,191  1,852
   Less accumulated depreciation and amortization...............   1,831    379
                                                                 ------- ------
                                                                 $ 8,360 $1,473
                                                                 ======= ======

    Other income (expense), net consisted of the following (in thousands):

                                                              Year Ended
                                                             December 31,
                                                           -------------------
                                                            1999    1998  1997
                                                           -------  ----  ----
   Interest income........................................ $ 1,419  $324  $59
   Interest expense.......................................    (520)  (53)  (2)
   Interest expense from warrants issued in connection
    with bridge loans.....................................  (1,559)  (35) --
   Other .................................................     (84)   (9) --
                                                           -------  ----  ---
                                                           $  (744) $227  $57
                                                           =======  ====  ===

4. Notes Payable

    The Company maintained a line of credit providing for borrowings of up to $3,000,000 and $2,000,000 as of December 31, 1999 and 1998, respectively, to be used for qualified equipment purchases or working capital needs. Borrowings under the line of credit are collateralized by all of the Company's assets and bear interest at the bank's prime rate (8.50% and 7.75% as of December 31, 1999 and 1998, respectively). Total borrowings as of December 31, 1999 and 1998 were $1,187,000 and $720,000, respectively. The line of credit expires on March 2, 2000.

    As of December 31, 1998, the Company had two commercial loans totalling $1,077,000. These were paid as of December 31, 1999.

    On May 18, 1999, the Company entered into two term loan obligations totaling $685,000. The loans bear interest at a fixed rate of approximately 14.5% and mature in June 2002. The aggregate principal payments due under these obligations are as follows (in thousands):

   Year Ending December 31,
   ------------------------
   2000.................................................................. $237
   2001..................................................................  263
   2002..................................................................  149
                                                                          ----
                                                                          $649
                                                                          ====

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

    On October 22, 1999, the Company issued subordinated promissory notes in the aggregate principal amount of $2,800,000 to entities affiliated with Bay Partners, BankAmerica Ventures and 5S Ventures LLC. Such notes bear interest at an annual rate of 10%. This debt was paid in January 2000.

5. Stockholders' Equity

    (a) Reincorporation

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

    (b) Initial Public Offering

    On September 21, 1999, Kana consummated its initial public offering in which it sold 7,590,000 shares of common stock, including 990,000 shares in connection with the exercise of the underwriters' over-allotment option, at $7.50 per share. Kana received approximately $51.0 million in cash, net of underwriting discounts, commissions and other offering costs. The net proceeds were predominately held in short-term municipal securities and commercial paper at December 31, 1999.

    (c) Convertible Preferred Stock

    Since inception Kana issued 13,351,107 shares of convertible preferred stock. During 1999, at the time of the Connectify merger, 11,581,379 shares were converted to common stock and, 1,769,728 shares were converted to common stock at the initial public offering at a ratio of 1 share of preferred stock for 2 shares of common stock.

    (d) Common Stock

    The Company has issued to founders 10,994,398 shares of common stock, which are subject to repurchase on termination of employment. Such repurchase rights lapse in a series of equal monthly installments over a four year period ending in June 2000 and May 2002. As of December 31, 1999, 2,401,412 shares were subject to repurchase. During 1997, the Company repurchased a net of 833,332 shares from one founder at the original exercise price of $0.00005 per share.

    Certain option holders have exercised options to purchase shares of restricted common stock in exchange for five-year full recourse promissory notes. The notes bear interest at 5.7% and expire on various dates through 2004. The Company has the right to repurchase all unvested shares purchased by the notes at the original exercise price in the event of employee termination. The number of shares subject to this repurchase right decreases as the shares vest under the original option terms, generally over four years. As of December 31, 1999, there were 6,699,794 shares subject to repurchase. These options were exercised at prices ranging from $0.02 to $4.50 with a weighted-average exercise price of $3.29 per share.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


    (e) Stock Compensation Plans

    The Company's 1997 Stock Option/Stock Issuance Plan (the 1997 Plan) provides for stock options to be granted to employees, independent contractors, officers, and directors. Options are generally granted at an exercise price equivalent to the estimated fair market value per share at the date of grant, as determined by the Company's Board of Directors. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than 10 years from the date of grant. Options are immediately exercisable and generally vest over four years, 25% one year after the grant date and the remainder at a rate of 1/36 per month thereafter. Connectify's 1998 Stock Plan, netDialog's 1997 Stock Plan and BEI's 1999 Stock Plan have similar terms as those of the 1997 Plan. Outstanding options under all these plans were assumed in the merger.

    On July 7, 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan (the 1999 Plan), which will serve as the successor plan to the 1997 Plan. The Board of Directors also approved a 1999 Employee Stock Purchase Plan (the 1999 ESPP). These plans became effective immediately prior to the IPO. The common stock reserved for future issuances under these plans was 18% of the shares of common stock outstanding immediately after the IPO. Additionally, the share reserve in each plan will automatically increase on the first trading day in January each year, beginning with calendar year 2000, in an amount equal to the lesser of (i) the number of shares initially reserved for such increase in each respective plan, (ii) 4.25% and 0.75% of the then outstanding shares for the 1999 Plan and the 1999 ESPP, respectively, or (iii) an amount determined by the Board of Directors.

    The 1999 ESPP allows eligible employees to purchase common stock through payroll deductions of up to 15% of an employee's compensation. The 1999 ESPP currently has a two-year offering period that ends in October 2001. The purchase price of the common stock will be equal to 85% of the fair market value per share on the participant's entry date into the offering period, or, if lower, 85% of fair market value per share on each semi-annual purchase date. The 1999 ESPP qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. No shares have been issued from the 1999 ESPP as of December 31, 1999.

    In December 1999, the board of directors approved the 1999 Special Stock Option Plan and 1,000,000 shares of common stock were reserved for issuance under this plan. The Special Stock Option Plan has similar terms as those of the 1997 plan, except that options may be granted with an exercise price less than, equal to, or greater than the fair market value of the option shares on the grant date.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


    A summary of stock option activity follows:

                                           Shares                    Weighted
                                        Available for   Number       Average
                                            Grant     of Shares   Exercise Price
                                        ------------- ----------  --------------
Balances, December 31, 1996............         --           --       $  --
  Additional shares authorized.........   7,434,222          --          --
  Options granted......................  (3,503,810)   3,503,810        0.03
  Options exercised....................         --      (106,666)       0.01
  Options canceled.....................         --           --          --
                                         ----------   ----------
Balances, December 31, 1997............   3,930,412    3,397,144        0.03
  Additional shares authorized.........   3,825,842          --          --
  Options granted......................  (3,004,420)   3,004,420        0.13
  Options exercised....................         --    (5,394,478)       0.04
  Options canceled.....................     230,770     (230,770)       0.12
                                         ----------   ----------
Balances, December 31, 1998............   4,982,604      776,316        0.19
  Additional shares authorized.........  11,976,310          --          --
  Options granted......................  (9,394,740)   9,394,740        6.24
  Options exercised....................         --    (6,096,242)       1.01
  Options canceled.....................     303,698     (303,698)      14.88
                                         ----------   ----------
Balances, December 31, 1999............   7,867,872    3,771,116      $12.71
                                         ==========   ==========

    The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                                   Options
                                    Options Outstanding          Exercisable
                               ------------------------------ ------------------
                                          Weighted
                                           Average   Weighted           Weighted
                                          Remaining  Average            Average
                               Number of Contractual Exercise Number of Exercise
                                shares      Life      Price    Shares    Price
                               --------- ----------- -------- --------- --------
$0.02.........................    33,332     7.3      $ 0.02     33,332  $0.02
$0.03--$0.18..................   104,796     9.2      $ 0.17    104,796  $0.17
$0.26--$0.34..................    10,666     9.3      $ 0.34     10,666  $0.34
$1.81--$2.25..................   590,048     9.6      $ 2.16    486,058  $2.23
$3.38--$4.50..................   491,598     9.6      $ 4.45    491,598  $4.45
$7.50......................... 1,346,730     9.7      $ 7.50     60,000  $7.50
$15.00........................   738,264    10.0      $15.00        --     --
$31.63--$40.57................   304,400     9.8      $39.62        --     --
$73.50--$85.24................   151,282     9.9      $73.64        --     --
                               ---------                      ---------
$0.02--$85.24................. 3,771,116     9.1      $12.71  1,186,450  $3.15
                               =========                      =========

    The Company uses the intrinsic-value method in accounting for its stock-based compensation plans. Accordingly, compensation cost has been recognized in the financial statements for those options issued with exercise prices at less than fair value at date of grant. With respect to the stock options granted from inception through December 31, 1999, the Company recorded deferred stock-based compensation of $97.0 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. Subsequent to the consummation of the BEI and netDialog acquisitions, the Company granted 698,264 under the 1999 Special Stock Option Plan options to certain employees hired from the acquired companies for an exercise price

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

below the fair market value of the common stock. These options were immediately vested on the date of grant and 50% of the options can be exercised 15 months after the grant date and the remaining 50% of the options can be exercised 30 months after the grant date, provided the individual remains an employee of the Company. If the employee is terminated prior to these dates, the options can be exercised after 9.5 years. The difference between the fair market value of the underlying common stock and the exercise price of the options was recorded as compensation expense in the fourth quarter of 1999 in the amount of approximately $60,372,000.

    Pursuant to SFAS No. 123, the Company is required to disclose the pro forma effects on net loss and net loss per share data as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plans. Had compensation costs been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and basic and diluted net loss per share would not have been materially impacted for the years ended December 31, 1997 and 1998. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 1999 would have been as indicated below (in thousands):

                                                                     Year Ended
                                                                    December 31,
                                                                        1999
                                                                    ------------
   Net loss:
     As reported...................................................  $(118,743)
     Pro forma.....................................................  $(124,603)
   Basic and diluted net loss per share:
     As reported...................................................  $   (4.61)
     Pro forma.....................................................  $   (4.83)

    The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted average assumptions:

                                     Options                     ESPP
                            ------------------------- --------------------------
                            Interest                  Interest
                              Rate   Term  Volatility   Rate    Term  Volatility
                            -------- ----- ---------- -------- ------ ----------
   1999--Post IPO..........   5.45%  3 yrs    100%      5.14%  6 mths    100%
   1999--Pre IPO...........   5.30%  3         --         --   --         --
   1998....................   5.15%  3         --         --   --         --
   1997....................   6.22%  3         --         --   --         --

    The weighted average fair value of the employee stock purchase rights granted under the 1999 ESPP during 1999 was $6.55. The weighted average fair value and exercise price of the options granted in 1997, 1998, and 1999 are as follows:

                                          Weighted Average   Weighted Average
                                           Exercise Price       Fair Value
                                         ------------------ ------------------
                                          1999  1998  1997   1999  1998  1997
                                         ------ ----- ----- ------ ----- -----
Exercise price equals fair value on
 grant date............................. $24.67 $ --  $ --  $15.94 $ --  $ --
Exercise price exceeds fair value on
 grant date.............................   2.71 $0.13 $0.03  12.83  0.13  0.03
                                         ------ ----- ----- ------ ----- -----
Total options........................... $ 6.24 $0.13 $0.03 $13.39 $0.13 $0.03
                                         ====== ===== ===== ====== ===== =====

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


    (f) Warrants

    In connection with the Series A preferred stock issuance, the Company issued a warrant to two investors to purchase 89,744 shares of Series A preferred stock with an exercise price of $0.20 per share. The warrants were exercisable any time prior to April 7, 1998. The fair value of the warrants computed using the Black-Scholes option pricing model on the date of grant was not material. In lieu of paying cash upon exercise of the warrants in 1998, the warrant holders surrendered 43,209 shares of Series A preferred stock back to the Company.

    In connection with the issuance of convertible notes payable of $300,000, Connectify issued warrants to purchase 48,314 shares of common stock for $1.25 per share in August 1998. Such warrants were exercised at the time of the initial public offering. Using the Black-Scholes pricing model, the Company determined that the fair value of the warrants was $35,000 at the date of grant. Accordingly, following the conversion of the convertible notes payable in 1998, the Company recorded $35,000 of interest expense associated with the warrants.

    In connection with its convertible debt offerings, netDialog issued warrants to purchase preferred stock. The warrants were initially exercisable into an amount of preferred stock equal to 10% of the value of the convertible debt outstanding. As long as the convertible debt remained outstanding, the amount of preferred stock into which the warrants could be exercised increased in tranches of 3.33% of the value of the debt every two or three months following the initial grant date up to a maximum of an additional 10% of the debt value.

    The fair value of each tranche of warrants was measured at each date the exercise terms of the warrants changed. The fair value of the warrants was treated as a discount on the convertible debt and recorded as interest expense. In connection with the acquisition of netDialog, all warrants issued under the arrangement were converted into approximately 74,000 shares of Kana common stock at an exercise price of $12.13 per share, of which, approximately 10,000 shares of Kana common stock were surrendered back to the Company in lieu of paying cash. The full value of the warrants of approximately $1.6 million was expensed during the year ended December 31, 1999.

6. Commitments and Contingencies

    (a) Lease Obligations

    On June 18, 1999, the Company entered into a lease agreement for a new facility. Payments under this lease began in November 1999. The Company leases its facilities under noncancelable operating leases with various expiration dates through October 2006. In connection with its existing leases, the Company entered into three letters for credit totalling $1,645,000, expiring in 2000 and 2001. The letters of credit are secured by certificates of deposit.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


    Future minimum lease payments under noncancelable operating leases as of December 31, 1999, were as follows (in thousands):

                                                                     Operating
   Year ending December 31,                                           Leases
   ------------------------                                          ---------
   2000.............................................................  $ 2,587
   2001.............................................................    2,487
   2002.............................................................    2,554
   2003.............................................................    2,196
   2004.............................................................    2,189
   Thereafter.......................................................    4,599
                                                                      -------
                                                                      $16,612
                                                                      =======

    Rent expense, net of sublease payments, was approximately $1,620,000, $604,000 and $85,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Sublease payments were approximately $212,000, $140,000 and -0-in the years ended December 31, 1999, 1998 and 1997, respectively. The Company's sublease and the underlying lease arrangements expired in December 1999.

    (b) Litigation

    On October 8, 1999, Genesys Telecommunications Laboratories, Inc. (Genesys) filed a complaint against Kana in the United States District Court for the District of Delaware. Genesys alleges that Kana's Customer Messaging System 3.0 infringes upon one or more claims of a Genesys patent. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys' fees, costs and pre- and post-judgment interest. The litigation is currently in its early stages and Kana has not received material information or documentation. Kana intends to fight this claim vigorously and does not expect it to materially impact its results from operations. Kana is not currently a party to any other material legal proceedings.

7. Income Taxes

    The 1999, 1998 and 1997 income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands):

                                                  Years Ended December 31,
                                                  -----------------------------
                                                    1999       1998     1997
                                                  ---------  --------  --------
Federal tax benefit at statutory rate............ $ (40,372) $ (4,284) $ (528)
Stock compensation expense.......................    27,222       432     --
Merger costs.....................................       726       --      --
Current year foreign losses, no tax benefit
 recognized......................................       486       --      --
Current year net operating losses and temporary
 differences, no tax benefit recognized..........    11,896     3,172     478
S corporation income, no tax effect..............       --        123      12
Other permanent differences......................        42       557      38
                                                  ---------  --------  ------
  Total tax expense.............................. $     --   $    --   $  --
                                                  =========  ========  ======

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


    The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below (in thousands):

                                                                 Years Ended
                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
Deferred tax assets:
  Accruals and reserves........................................ $ 2,489  $1,065
  Plant and equipment..........................................     --        2
  Net operating loss and credit carryforwards..................  18,020   4,409
                                                                -------  ------
Gross deferred tax assets......................................  20,509   5,476
Valuation allowance............................................ (20,469) (5,459)
                                                                -------  ------
    Total deferred tax assets..................................      40      17
Deferred tax liabilities:
  Plant and equipment..........................................     (40)    (17)
                                                                -------  ------
    Total deferred tax liabilities.............................     (40)    (17)
                                                                -------  ------
    Net deferred tax assets (liabilities)...................... $   --   $  --
                                                                =======  ======

    The net change in the valuation allowance for the year ended December 31, 1999 was an increase of approximately $15,010,000. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

    As of December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $43,969,000 and $34,621,000, respectively. The federal net operating loss carryforwards, if not offset against future taxable income, will expire from 2011 through 2019. The state net operating loss carryforwards, if not offset against future taxable income, expire from 2003 through 2004.

    As of December 31, 1999, unused research and development tax credits of approximately $623,000 and $425,000 were available to reduce future federal and state income taxes, respectively. Federal credit carryforwards expire from 2011 through 2019. The Company also has an unused California manufacturers' investment credit of approximately $15,000. The California manufacturers' investment credit, if not utilized, will expire in 2008.

    The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" as defined. Some of the U.S. federal and California net operating loss carryforwards are subject to limitation as a result of these restrictions. The ownership change restrictions are not expected to impair the Company's ability to utilize the affected carryforward items. If there should be a subsequent ownership change, as defined, of the Company, its ability to utilize its carryforwards could be reduced.

8. Subsequent Events

    On January 10, 2000, the Company announced that its Board of Directors has approved a two-for-one stock split of its common stock. The split will be effected in the form of a stock dividend. Stockholders will receive one additional share for each share held of record at the end of business

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997

on January 28, 2000. Shares resulting from the split were distributed by the transfer agent in February 2000. The accompanying financial statements have been retroactively restated to reflect the effect of this stock split.

    On February 6, 2000, the Company, Pistol Acquisition Corp., a wholly-owned, subsidiary of Kana, and Silknet Software, Inc. ("Silknet") entered into an Agreement and Plan of Reorganization. As a result of the merger, each outstanding share of Silknet common stock will be converted into the right to acquire 1.66 shares of Kana common stock. In addition, all outstanding options and warrants to purchase Silknet common stock will be assumed by Kana, adjusted for the exchange ratio. On a fully diluted basis, Kana will issue (or reserve) approximately 32.8 million shares of its common stock having a value of approximately $4.2 billion based on Kana's closing stock price on February 4, 2000. The transaction will be accounted for as a purchase.

    On February 11, 2000, the Company entered into an agreement to lease approximately 62,500 square feet under a lease that expires in December 2010. The annual base rent for this facility for the first year is approximately $2.4 million. The total lease obligation pursuant to this lease is $28.3 million.

                    INDEPENDENT AUDITORS REPORT ON SCHEDULE

The Board of Directors and Stockholders
Kana Communications, Inc.:

The audits referred to in our report included herein dated January 20, 2000, except as to Note 8, which is as of February 11, 2000, included the accompanying financial statement schedule as of December 31, 1999, and for each of the years in the three-year period ended December 31, 1999. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, the accompanying financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
January 20, 2000

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           KANA COMMUNICATIONS, INC.

                                      Balance at Charged             Balance at
                                      Beginning     To                  End
                                      of Period  Revenues Deductions  of Year
                                      ---------- -------- ---------- ----------
Allowance for Doubtful Accounts:
  Year ended December 31, 1999.......    $110      $156      $--        $366
  Year ended December 31, 1998.......     --        110       --         110
  Year ended December 31, 1997.......     --        --        --         --

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on this 30th day of March, 2000.

                                          Kana Communications, Inc.

                                                 /s/ Michael J. Mccloskey
                                          By: _________________________________
                                                   Michael J. McCloskey
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. McCloskey, Mark S. Gainey and Joseph D. McCarthy, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

   /s/ Michael J. McCloskey          Chief Executive Officer and     March 30, 2000
____________________________________  Director (Principal
       Michael J. McCloskey           Executive Officer)

    /s/ Joseph D. McCarthy           Vice President, Finance and     March 30, 2000
____________________________________  Operations (Principal
        Joseph D. McCarthy            Financial and Accounting
                                      Officer)

      /s/ Mark S. Gainey             President and Chairman of       March 30, 2000
____________________________________  the Board of Directors
           Mark S. Gainey

      /s/ David M. Beirne            Director                        March 30, 2000
____________________________________
          David M. Beirne

      /s/ Robert W. Frick            Director                        March 30, 2000
____________________________________
          Robert W. Frick

       /s/ Eric A. Hahn              Director                        March 30, 2000
____________________________________
            Eric A. Hahn

             Signature                           Title                    Date
             ---------                           -----                    ----

  /s/ Dr. Charles A. Holloway        Director                        March 30, 2000
____________________________________
      Dr. Charles A. Holloway

    /s/ Steven T. Jurvetson          Director                        March 30, 2000
____________________________________
        Steven T. Jurvetson

        /s/ Ariel Poler              Director                        March 30, 2000
____________________________________
            Ariel Poler