Form 10-Q
period 2000-03-31
KANA COMMUNICATIONS INC
filed 2000-05-12
CIK 1089907

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                        Commission File number 000-26287


                            Kana Communications, Inc.
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                      77-0435679
         --------                                      ----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

                                  740 Bay Road
                         Redwood City, California 94063
                    ----------------------------------------
                    (Address of Principal Executive Offices)
       Registrant's Telephone Number, Including Area Code: (650) 298-9282

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

On April 19, 2000, approximately 90,108,680 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                            Kana Communications, Inc.
                                    Form 10-Q
                          Quarter Ended March 31, 2000


                                      Index

Part I: Financial Information

     Item 1: Financial Statements

          Unaudited Condensed Consolidated Balance Sheets at March 31,         3
          2000 and December 31, 1999

          Unaudited Condensed Consolidated Statements of Operations for the    4
          three months ended March 31, 2000 and 1999

          Unaudited Condensed Consolidated Statements of Cash Flows for the    5
          three months ended March 31, 2000 and 1999

          Notes to the Unaudited Condensed Consolidated Financial              6
          Statements


     Item 2: Management's Discussion and Analysis of Financial Condition and   9
             Results of Operations

     Item 3: Quantitative and Qualitative Disclosures About Market Risk       27

Part II: Other Information

     Item 1. Legal Proceedings                                                28

     Item 2. Changes in Securities and Use of Proceeds                        28

     Item 6. Exhibits and Reports on Form 8-K                                 29

Signatures

Exhibit Index

PART  I: FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                            KANA COMMUNICATIONS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                           March 31,             December 31,
                                                               2000                 1999
                                                               ----                 ----
ASSETS

Current assets:
 Cash and cash equivalents                                     $ 18,414             $ 18,695
 Short-term investments                                          17,254               34,522
 Accounts receivable, net                                         9,595                4,655
 Prepaid expenses and other current assets                        2,324                2,036
                                                       -----------------   ------------------
   Total current assets                                          47,587               59,908
Property and equipment, net                                      12,776                8,360
Other assets                                                      3,996                1,961
                                                       -----------------   ------------------
  Total assets                                                 $ 64,359              $70,229
                                                       =================   ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of notes payable                               $ 1,428              $ 4,224
 Accounts payable                                                 5,301                2,766
 Accrued payroll and related expenses                             4,553                3,623
 Accrued liabilities                                              2,487                4,451
 Deferred revenue                                                12,525                6,253
                                                       -----------------   ------------------
   Total current liabilities                                     26,294               21,317
Notes payable, less current portion                                 362                  412
                                                       -----------------   ------------------
   Total liabilities                                             26,656               21,729
                                                       -----------------   ------------------

Stockholders' equity:
 Common stock                                                        61                   61
 Additional paid-in capital                                     206,013              202,473
 Deferred stock-based compensation                              (15,082)             (14,962)
 Notes receivable from stockholders                              (6,114)              (6,380)
 Accumulated other comprehensive losses                            (110)                 (75)
 Accumulated deficit                                           (147,065)            (132,617)
                                                       -----------------   ------------------
   Total stockholders' equity                                    37,703               48,500
                                                       -----------------   ------------------
   Total liabilities and stockholders' equity                  $ 64,359            $  70,229
                                                       =================   ==================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            KANA COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)


                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                             2000               1999
                                                       -----------------   --------------
Revenue:
     License                                                  $   7,329          $ 1,209
     Service                                                      3,359              280
                                                       -----------------   ---------------

Total revenue                                                    10,688            1,489
                                                       -----------------   --------------

Cost of revenue:

     License                                                        143               34
     Service (excluding stock-based compensation
          of $815 and $128, respectively)                         4,032              498
                                                       -----------------   --------------

Total cost of revenue                                             4,175              532
                                                       -----------------   --------------

Gross profit                                                      6,513              957
                                                       -----------------   --------------

Operating expenses:
     Sales and marketing (excluding stock-based
          compensation of $1,403 and $220,
          respectively)                                          11,210            2,479
     Research and development (excluding stock-
          based compensation of $819 and $128,
          respectively)                                           5,239            2,329
     General and administrative (excluding stock-
          based compensation of $283 and $44,
          respectively)                                           1,835              725
     Amortization of deferred stock-based
          compensation                                            3,320              520
                                                       -----------------   --------------
Total operating expenses                                         21,604            6,053
                                                       -----------------   --------------
Operating loss                                                  (15,091)          (5,096)
Other income & expense, net                                         680             (125)
                                                       -----------------   --------------
Loss before income taxes                                        (14,411)          (5,221)
Income taxes                                                         37                -
                                                       -----------------   --------------
Net loss                                                      $ (14,448)        $ (5,221)
                                                       =================   ==============

Basic and diluted net loss per share                          $   (0.27)        $  (0.92)
                                                       =================   ==============
Shares used in computing basic and diluted net
     loss per share                                              52,550            5,655
                                                       =================   ==============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            KANA COMMUNICATIONS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                  2000               1999
                                                                          --------------    ----------------
                                                                                              C>
Cash flows from operating activities:
     Net loss                                                             $     (14,448)      $    (5,221)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                              996               163
          Amortization of stock-based compensation                                3,320               520
          Noncash interest on warrants and bridge loans                               -               216
          Changes in operating assets and liabilities:
               Accounts receivable                                               (4,940)             (308)
               Prepaid and other current assets                                  (2,323)             (154)
               Accounts payable and accrued liabilities                           1,502               892
               Deferred revenue                                                   6,273               682
                                                                          --------------   ---------------

Net cash used in operating activities                                            (9,620)           (3,210)
                                                                          --------------   ---------------

Cash flows from investing activities:
     Sales (purchases) of short-term investments                                 17,268            (2,076)
     Property and equipment purchases                                            (5,413)             (513)
                                                                          --------------   ---------------
Net cash provided by (used in) investing activities                              11,855            (2,589)
                                                                          --------------   ---------------

Cash flows from financing activities:
     Payments on notes payable                                                   (2,846)              (28)
     Proceeds from notes payable                                                      -             2,847
     Proceeds from issuance of common stock                                          75               230
     Proceeds from stockholders' notes receivable                                   266                 -
                                                                          --------------   ---------------

Net cash (used in) provided by financing activities                              (2,505)            3,049
                                                                          --------------   ---------------

Effect of exchange rate changes on cash and cash equivalents                        (11)              (19)
                                                                          --------------   ---------------
                                                                                   (281)           (2,769)
Net decrease in cash and cash equivalents
Cash and cash equivalents at beginning of period                                 18,695            13,875
                                                                          --------------   ---------------
Cash and cash equivalents at end of period                                  $    18,414       $    11,106
                                                                          ==============   ===============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by Kana Communications, Inc. ("Kana" or the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Kana's audited consolidated financial statements and notes included in Kana's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2. STOCKHOLDERS' EQUITY

     On January 10, 2000, Kana announced that its Board of Directors approved a two-for-one stock split of its common stock. The split was effected in the form of a stock dividend. Stockholders received one additional share for each share held of record at the end of business on January 28, 2000. Shares resulting from the split were distributed by the transfer agent in February 2000. The accompanying financial statements have been retroactively restated to reflect the effect of this stock split.

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

     All convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Kana have been excluded from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted loss per share are as follows (in thousands):


                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                       2000           1999
                                                       ----           ----

Stock options and warrants                             3,646           435

Common stock subject to repurchase                     6,803         6,541

Convertible preferred stock                                -        25,025
                                                ------------     ---------
                                                      10,449        32,001
                                                ============     =========

     The weighted average exercise price of stock options outstanding was $12.89 and $0.33 as of March 31, 2000 and 1999, respectively.

NOTE 3. COMPREHENSIVE LOSS

     The components of comprehensive loss for the three months ended March 31, 2000 and 1999 were as follows (in thousands):

                                                 Three Months Ended
                                                      March 31,
                                                --------------------
                                                2000        1999
                                            ------------  ----------
Net loss                                     $  (14,448)   $ (5,221)
Foreign currency translation adjustments            (35)        (14)
                                            ------------  ----------
                                             $  (14,483)   $ (5,235)
                                            ============  ==========

Tax effects of foreign currency translation adjustments are not material.

NOTE 4.  DEFERRED STOCK-BASED COMPENSATION

     Kana uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, compensation cost is recognized for stock options when the exercise price of an option is less than the fair value of the underlying common stock as of the grant date for each stock option. Kana recorded approximately $3.4 million of deferred stock-based compensation for the three months ended March 31, 2000. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

NOTE 5.  LEGAL PROCEEDINGS

     On October 8, 1999, Genesys Telecommunications Laboratories, Inc. ("Genesys") filed a complaint against Kana in the United States District Court for the District of Delaware. Genesys alleges that Kana's Customer Messaging System 3.0 infringes one or more claims of a Genesys patent. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys' fees, costs and pre- and post-judgement interest. The litigation is currently in its early stages and therefore Kana cannot fully evaluate the claim. Kana intends to fight this claim vigorously and does not expect it to materially impact the results from operations. Kana is not currently a party to any other material legal proceedings.

NOTE 6.  SEGMENT INFORMATION

     Kana's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, Kana considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. Kana's long-lived assets are primarily in the United States. Geographic information on revenue for the three months ended March 31, 2000 are as follows (in thousands):

                                               Three Months Ended
                                                    March 31,
                                              --------------------
                                                2000         1999
                                             -----------  ---------
United States                                $ 9,578       $ 1,452
International                                  1,110            37
                                             -----------  ---------
                                             $10,688       $ 1,489
                                             ===========  =========

     During the three months ended March 31, 2000, no customer represented more than 10% of total revenues. During the three months ended March 31, 1999, one customer accounted for more than 10% of total revenues.

NOTE 7.  SUBSEQUENT EVENTS

     On February 6, 2000, Kana, Pistol Acquisition Corp., a wholly-owned, subsidiary of Kana, and Silknet Software, Inc. ("Silknet") entered into an Agreement and Plan of Reorganization. On April 19, 2000, this transaction was completed. As a result of the merger, each outstanding share of Silknet common stock was converted into the right to acquire 1.66 shares of Kana common stock. In addition, all outstanding options and warrants to purchase Silknet common stock were assumed by Kana, adjusted for the exchange ratio. On a fully diluted basis, Kana issued (or reserved) approximately 33.6 million shares of its common stock having a value of approximately $4.2 billion. The transaction will be accounted for as a purchase. As a result, Kana will record on its balance sheet the fair market value of Silknet's assets and liabilities and identifiable intangibles and goodwill of approximately $4.0 billion. Kana will amortize the intangible assets and goodwill acquired in connection with the merger over a three-year period, resulting in an approximate $1.3 billion charge per year that will negatively affect Kana's results of operations during this period.

     On February 11, 2000, the Company entered into an agreement to lease approximately 62,500 square feet under a lease that expires in December 2010. The annual base rent for this facility for the first year is approximately $2.4 million. The total lease obligation pursuant to this lease is $28.3 million.

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments - Deferral of the Effect Date of SFAS Statement No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. Kana will adopt SFAS 133 in 2001. Kana expects the adoption of SFAS 133 will not affect results of operations.

     In December 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require the entity to recognize revenue for multiple element arrangements by means of the "residual method" when: (1) there is vendor-specific evidence of the fair values of all of the undelivered elements;
(2) vendor-specific evidence of fair value does not exist for one or more of the delivered elements; and (3) the revenue recognition criteria of SOP 97-2 are satisfied. SOP 98-9 became effective January 1, 2000. Kana adopted SOP 98-9 on January 1, 2000 without any material effect on its results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. Kana does not believe SAB 101 will have a material impact on the financial statements.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS SECTION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. KANA'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN WITH THIS QUARTERLY REPORT ON FORM 10-Q, THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AND THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ANY FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE SUCH STATEMENTS ARE MADE.

OVERVIEW

     We derive our revenues from the sale of software product licenses and from professional services including implementation, system integration, hosting and maintenance. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed and determinable and collection of the fee is probable. Service revenue includes revenues from maintenance contracts, implementation, customization and hosting services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Revenue from implementation, customization and hosting services is recognized as the services are provided. Revenue under arrangements where multiple products or services are sold together is allocated to each element based on its relative fair value.

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

     In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation in the aggregate of approximately $100.4 million through March 31, 2000. This amount represents the total difference between the exercise prices of stock options and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28. The amortization of deferred stock-based compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

     Since the beginning of 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception and, for the three months ended March 31, 2000, incurred a net loss of $14.4 million. As of March 31, 2000, we had an accumulated deficit of $147.1 million. We believe our future success is contingent upon providing superior customer service, increasing our customer base and developing our products. We intend to invest heavily in sales, marketing, research and development, client services and infrastructure to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

     We had 426 full-time employees as of March 31, 2000 and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we must invest in and implement scaleable operational systems, procedures and controls. We expect future expansion to continue to challenge our ability to hire, train, manage and retain employees.

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

RECENT DEVELOPMENTS

     Pursuant to an Agreement and Plan of Reorganization dated as of February 6, 2000, by and among Kana, Pistol Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Kana ("Merger Sub"), and Silknet Software, Inc., a Delaware corporation ("Silknet"), Merger Sub merged with and into Silknet, and Silknet became a wholly-owned subsidiary of Kana, effective April 19, 2000 (the "Merger").

     In connection with the Merger, each share of Silknet common stock outstanding immediately prior to the consummation of the Merger was converted into the right to receive 1.66 shares of Kana common stock (the "Exchange Ratio") and Kana assumed Silknet's outstanding stock options and warrants based on the Exchange Ratio, issuing approximately 29.2 million shares of Kana common stock and assuming options and warrants to acquire approximately 4.4 million shares of Kana common stock. The transaction is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and will be accounted for using the purchase method of accounting. After giving effect to the issuance of shares in connection with the Merger, Kana will have approximately 90,108,680 shares of Kana common stock outstanding. The details of the merger are described in a Registration Statement on Form S-4 that was declared effective by the Securities and Exchange Commission ("SEC") on March 22, 2000 and a Current Report on Form 8-K filed with the SEC on May 4, 2000 and amended on May 8, 2000.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations for the three months ended March 31, 2000 and 1999 expressed as a percentage of total revenues.

                                             Three Months Ended
                                                   March 31,
                                             ------------------

                                              2000          1999
                                             ------      -------

Revenues:
     License                                 68.6%         81.2%
     Service                                 31.4          18.8
                                            -------      -------

         Total revenues                     100.0         100.0
                                            -------      -------

Cost of revenues:
     License                                  1.3           2.3
     Service                                 37.7          33.4
                                            -------      -------

         Total cost of revenues              39.0          35.7
                                            -------      -------

Gross profit                                 61.0          64.3

Operating expenses:
     Sales and marketing                    104.9         166.5
     Research and development                49.0         156.4
     General and administrative              17.2          48.7
     Amortization of deferred stock-based
     compensation                            31.1          34.9
                                            -------      -------

     Total operating expenses               202.2         406.5
                                            -------      -------

Operating loss                             (141.2)       (342.2)
                                            -------      -------
Other income, expense                         6.0          (8.4)

     Net loss                              (135.2)%      (350.6)%
                                            =======      =======

COMPARISON OF THE THREE MONTHS ENDED MARCH 31,
2000 AND 1999

Revenues

     Total revenues increased to $10.7 million for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999. License revenue increased to $7.3 million for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999. The increase in license revenue was due primarily to increased market acceptance of our products, expansion of our product line and increased sales generated by our expanded sales force. Total sales personnel increased to 124 people at March 31, 2000 from 24 people at March 31, 1999. License revenue represented 69% of total revenues for the three months ended March 31, 2000 and 81% of total revenues for the three months ended March 31, 1999.

     Service revenue increased to $3.4 million for the three months ended March 31, 2000 from $280,000 for the three months ended March 31, 1999. This increase in service revenue was due primarily to the increased licensing activity described above, resulting in increased revenue from customer implementations, system integration projects, maintenance contracts and hosted service. Service revenue represented 31% of total revenues for the three months ended March 31, 2000 and 19% of total revenues for the three months ended March 31, 1999.

     Revenue from international sales for the three months ended March 31, 2000 was 10.4%, and 2.5% for the three months ended March 31, 1999.

Cost of Revenues

     Cost of license revenue includes third party software royalties, product packaging, documentation and production. Cost of license revenue increased to $143,000 for the three months ended March 31, 2000 from $34,000 for the three months ended March 31, 1999. The absolute dollar increase in the cost of license revenue was due principally to royalties. As a percentage of license revenue, cost of license revenue was 2% for the three months ended March 31, 2000 and 3% for the three months ended March 31, 1999. The decrease in cost of license revenue as a percent of license revenue was due primarily to the increase in license revenue over the period. We anticipate that the cost of license revenue will increase in absolute dollars as we license additional technologies, but will decrease as a percentage of license revenue.

     Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementations and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue increased to $4.0 million for the three months ended March 31, 2000 from $498,000 for the three months ended March 31, 1999. The growth in cost of service revenue was attributable primarily to an increase in personnel and related costs associated with an increased number of customers and recruiting fees. Cost of service revenue as a percent of service revenue was 120% for the three months ended March 31, 2000 and 178% for the three months ended March 31,1999. The decrease in cost of service revenue as a percent of service revenue was due primarily to the increase in service revenue over the period. We anticipate that cost of service revenue will increase in absolute dollars, but will decrease as a percentage of service revenue.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows, and marketing collateral materials. Sales and marketing expenses increased to $11.2 million for the three months ended March 31, 2000 from $2.5 million for the three months ended March 31, 1999. This increase was attributable primarily to the addition of sales and marketing personnel, an increase in sales commissions associated with increased revenues and higher marketing costs due to expanded advertising and promotional activities. As a percentage of total revenues, sales and marketing expenses were 105% for the three months ended March 31, 2000 and 167% for the three months ended March 31, 1999. This decrease in sales and marketing expense as a percent of total revenues was due primarily to the increase in total revenues over the period. We expect to continue to increase our marketing and promotional efforts and hire additional sales personnel. We further expect our sales and marketing expenses to increase due to our recent mergers. Accordingly, we anticipate that sales and marketing expenses will increase in absolute dollars, but will vary as a percentage of total revenues from period to period.

     Research and Development. Research and development expenses consist primarily of compensation and related costs for engineering employees and contractors responsible for new product development and for enhancement of existing products and quality assurance activities. Research and development expenses increased to $5.2 million for the three months ended March 31, 2000 from $2.3 million for the three months ended March 31, 1999. This increase was attributable primarily to the addition of personnel associated with product development and related benefits, consulting and recruiting costs. As a percentage of total revenues, research and development expenses were 49% for the three months ended March 31, 2000 and 156% for the three months ended March 31, 1999. This decrease in research and development expense as a percent of total revenues was due primarily to the increase in total revenues over the period. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars, but will vary as a percentage of total revenues from period to period. We further expect our research and development expenses to increase due to our recent mergers.

     General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting and other general corporate expenses. General and administrative expenses increased to $1.8 million for the three months ended March 31, 2000 from $725,000 for the three months ended March 31, 1999, due primarily to increased personnel, legal and professional fees, facilities and other related costs necessary to support our growth. As a percentage of total revenues, general and administrative expenses were 17% for the three months ended March 31, 2000 and 49% for the three months ended March 31, 1999. This decrease in general and administrative expenses as a percent of total revenues was due primarily to the increase in total revenues over the period. We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation as a public company. However, we expect that these expenses will vary as a percentage of total revenues from period to period.

Amortization of stock-based compensation

     In connection with the granting of stock options to its employees, Kana recorded stock-based compensation in the aggregate of approximately $100.4 million through March 31, 2000. This amount represents the total difference between the exercise prices of stock options and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

     The amortization of stock-based compensation by operating expense is detailed as follows (in thousands):


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                ------------------
                                                                                  2000       1999
                                                                                -------   --------

     Cost of service.........................................................     $815       $128
     Sales and marketing.....................................................    1,403        220
     Research and development................................................      819        128
     General and administrative..............................................      283         44
                                                                                -------   --------
          Total..............................................................   $3,320       $520
                                                                                =======   ========


Other Income (Expense), Net

     Other income (expense), net consists primarily of interest earned on cash and short- term investments, offset by interest expense related to a note. Other income (expense), net was $680,000 for the three months ended March 31, 2000 and $(125,000) for the three months ended March 31, 1999. The increase in net was due primarily to increased interest income earned on higher cash balances offset by interest expense.

Provision for Income Taxes

     We have incurred operating losses for all periods from inception through March 31, 2000. We have recorded a provision for income taxes for the minimum tax provisions. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

Net Loss

     Our net loss increased to $14.4 million for the three months ended March 31, 2000 from $5.2 million for the three months ended March 31, 1999. We have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue for profitability.

LIQUIDITY AND CAPITAL RESOURCES

     Our operating activities used $9.6 million of cash for the three months ended March 31, 2000, which is primarily attributable to net losses experienced during this period as we invested in the development of our products, expanded our sales force and expanded our infrastructure to support our growth and increase in sales, which led to an increase in accounts receivable. Our operating activities used $3.2 million of cash for the three months ended March 31, 1999, which is primarily attributable to net losses experienced during this period.

     Our investing activities consisted primarily of net sales of short-term investments, purchases of computer equipment, furniture, fixtures and leasehold improvements to support our growing number of employees, and provided $11.9 million of cash for the three months ended March 31, 2000. Our investing activities used $2.6 million of cash for the three months ended March 31, 1999, which is primarily due to purchases of short-term investments and computer equipment, furniture, fixtures and leasehold improvements.

     Our financing activities used $2.5 million in cash for the three months ended March 31, 2000, primarily due to payments on bank borrowings. Our financing activities generated $3.0 million in cash for the three months ended March 31, 1999, primarily from the net proceeds from bank borrowings.

     At March 31, 2000, we had cash and cash equivalents aggregating $18.4 million and short-term investments totaling $17.3 million. We have two lines of credit totaling $3.0 million, which are secured by all of our assets, bear interest at the bank's prime rate (9.0% as of March 31, 2000), and expire in May 2000 and June 2000. Our total bank debt was $1.8 million at March 31, 2000.

     Our capital requirements depend on numerous factors. We expect to devote substantial resources to continue our research and development efforts, expand our sales, support, marketing and product development organizations, establish additional facilities worldwide and build the infrastructure necessary to support our growth. We have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that the net proceeds from the sale of the common stock in our initial public offering and collections on our accounts receivable will be sufficient to meet our working capital and operating resource expenditure requirements for the next 18 months. However, we may need to raise additional funds in order to fund more rapid expansion, including significant increases in personnel and office facilities; to develop new or enhance existing services or products; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any financing may be dilutive to existing investors.

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

BECAUSE KANA HAS A LIMITED OPERATING HISTORY, THERE IS LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE KANA'S BUSINESS

     Kana is still in the early stages of its development, and Kana's limited operating history makes it difficult to evaluate Kana's business and prospects. Kana was incorporated in July 1996 and first recorded revenue in February 1998. Thus, Kana has a limited operating history upon which you can evaluate its business and prospects. In addition, Kana's operating results include the results of operations of Connectify, Inc., netDialog, Inc. and Business Evolution, Inc., three companies acquired by Kana and accounted for as poolings of interests. Due to Kana's limited operating history, it is difficult or impossible to predict future results of operations. For example, Kana cannot forecast operating expenses based on its historical results because they are limited, and Kana is required to forecast expenses in part on future revenue projections. Moreover, due to Kana's limited operating history, any evaluation of its business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. Many of these risks are discussed in the subheadings below, and include Kana's ability to:

     o    attract more customers;

     o implement its sales, marketing and after-sales service initiatives, both domestically and internationally;

     o    execute its product development activities;

     o    anticipate and adapt to the changing Internet market;

     o    attract, retain and motivate qualified personnel;

     o    respond to actions taken by its competitors;

     o continue to build an infrastructure to effectively manage growth and handle any future increased usage; and

     o    integrate acquired businesses, technologies, products and services.

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

     Kana's quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because Kana's products and services are relatively new and Kana's prospects uncertain. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of Kana's common stock could decline substantially. Factors that might cause quarterly fluctuations in Kana's operating results include the factors described in the subheadings below as well as:

     o the evolving and varying demand for customer communication software products and services for e-Businesses, particularly Kana's products and services;

     o costs associated with integrating Kana's recent acquisitions, and costs associated with any future acquisitions;

     o    the timing of new releases of Kana's products;

     o the discretionary nature of Kana's customers' purchasing and budgetary cycles;

     o    changes in Kana's pricing policies or those of Kana's competitors;

     o the timing of execution of large contracts that materially affect Kana's operating results;

     o the mix of sales channels through which Kana's products and services are sold;

     o    the mix of Kana's domestic and international sales;

     o    costs related to the customization of Kana's products;

     o Kana's ability to expand its operations, and the amount and timing of expenditures related to this expansion; and

     o global economic conditions, as well as those specific to large enterprises with high e-mail volume.

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

KANA HAS A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE, WHICH MAY REDUCE THE TRADING PRICE OF KANA COMMON STOCK

     Since Kana began operations in 1997, it has incurred substantial operating losses in every quarter. At March 31, 2000, Kana had an accumulated deficit of approximately $147 million. For the three months ended March 31, 2000, Kana had a net loss of approximately $14.4 million, or 135% of revenues for that period. Since inception, Kana has funded its business primarily through selling its stock, not from cash generated by its business. Kana's growth in recent periods has been from a limited base of customers, and Kana may not be able to sustain these growth rates. Kana expects to continue to increase its operating expenses. As a result, Kana expects to continue to experience losses and negative cash flows, even if sales of its products and services continue to grow, and Kana may not generate sufficient revenues to achieve profitability in the future.

     In addition, as a result of its mergers with Connectify, netDialog, Business Evolution, and Silknet, Kana expects that its losses will increase even more significantly because of additional costs and expenses related to:

     o    an increase in the number of employees;

     o    an increase in research and development activities;

     o    an increase in sales and marketing activities; and

     o    assimilation of operations and personnel.

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

     Kana currently faces competition for its products from systems designed by in-house and third-party development efforts. Kana expects that these systems will continue to be a principal source of competition for the foreseeable future. Kana's competitors include a number of companies offering one or more products for the e-Business communications market, some of which compete directly with Kana's products. For example, Kana's competitors include companies providing stand-alone point solutions, including Annuncio, Inc., AskJeeves, Inc., Brightware, Inc., Digital Impact, Inc., eGain Communications Corp., Inference Corp., Marketfirst, Inc., Live Person, Inc., Mustang Software, Inc., Responsys.com and Servicesoft, Inc. In addition, Kana may compete with companies providing customer management and communications solutions, such as Broadbase, Inc., Clarify Inc. (which was recently acquired by Northern Telecom), E.piphany, Inc., Genesys Telecommunications Laboratories, Inc. (which was recently acquired by Alcatel), Cisco Systems, Inc., Lucent Technologies, Inc., Message Media, Inc., Oracle Corporation, Pivotal Corporation, Siebel Systems, Inc., and Vantive Corporation (which was recently acquired by PeopleSoft, Inc.). Furthermore, Kana may face increased competition should it expand its product line, through acquisition of complementary businesses or otherwise.

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

     Of Kana's total revenue of $10.7 million for the three months ended March 31, 2000, $7.3 million was derived from licenses of products and $3.4 million from related services. Kana is not certain that its target customers will widely adopt and deploy its products and services. Kana's future financial performance will depend on the successful development, introduction and customer acceptance of new and enhanced versions of Kana's products and services. In the future, Kana may not be successful in marketing its products and services or any new or enhanced products.

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

     Kana's ability to offer its products and services successfully in a rapidly evolving market requires an effective planning and management process. Kana has limited experience in managing rapid growth. Kana is experiencing a period of growth that is placing a significant strain on its managerial, financial and personnel resources. Kana's business will suffer if this growth continues and Kana fails to manage it successfully. On March 31, 2000, Kana had a total of 426 full-time employees compared to 135 on March 31, 1999. Kana expects to continue to hire new employees at a rapid pace. Recent completion of the merger with Silknet is expected to result in approximately 300 new employees joining Kana. Moreover, Kana will need to assimilate substantially all of these companies' operations into its operations. The rate of Kana's recent growth has made management of that growth more difficult. Any additional growth will further strain Kana's management, financial, personnel, internal training and other resources. To manage any future growth effectively, Kana must improve its financial and accounting systems, controls, reporting systems and procedures, integrate new personnel and manage expanded operations. Any failure to do so could negatively affect the quality of Kana's products, Kana's ability to respond to its customers and retain key personnel, and Kana's business in general.

THE INTEGRATION OF KANA'S NEW PRESIDENT, VICE PRESIDENT OF PRODUCT DEVELOPMENT, VICE PRESIDENT OF MARKETING, CHIEF FINANCIAL OFFICER, VICE PRESIDENT OF HUMAN RESOURCES, VICE PRESIDENT FOR KANA ON-LINE, VICE PRESIDENT OF EBUSINESS SERVICES AND VICE PRESIDENT OF REALTIME INTO ITS MANAGEMENT TEAM MAY INTERFERE WITH ITS OPERATIONS

     The Recent completion of the merger with Silknet has resulted in the addition of a new President, Vice President of Development, and Vice President of Marketing. In addition, Kana has recently hired a Chief Financial Officer, Vice President of Human Resources, Vice President for Kana On-Line, Vice President of eBusiness Services and Vice President of Realtime, each of whom has been with Kana for less than six months. To integrate into Kana, these individuals must spend a significant amount of time learning Kana's business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to Kana's ongoing operations.

KANA HAS COMPLETED FOUR MERGERS IN THE PAST TEN MONTHS, AND THOSE MERGERS MAY RESULT IN DISRUPTIONS TO ITS BUSINESS AND MANAGEMENT DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL AND OPERATIONS

     Kana may not realize the benefits from the significant mergers it has completed. In August 1999, Kana acquired Connectify, and in December 1999, Kana acquired netDialog and Business Evolution. On April 19, 2000, Kana completed its merger with Silknet. Kana may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into its business. In particular, Kana will need to assimilate and retain key professional services, engineering and marketing personnel. This is particularly difficult with Business Evolution and Silknet, since their operations are located on the east coast and Kana is headquartered on the west coast. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, that they do not want to work for Kana. In addition, products of these companies will have to be integrated into Kana's products, and it is uncertain whether Kana may accomplish this easily or at all. These difficulties could disrupt Kana's ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky and Kana may also face unexpected costs, which may adversely affect operating results in any quarter.

THE MERGER OF SILKNET SOFTWARE, INC. INTO KANA COULD ADVERSELY AFFECT COMBINED FINANCIAL RESULTS

     If the benefits of the merger of Silknet into Kana do not exceed the costs associated with the merger, including any dilution to Kana's stockholders resulting from the issuance of shares in connection with the merger, Kana's financial results, including earnings per share, could be adversely affected. In addition, Kana expects to record goodwill and intangible assets of approximately $4.0 billion, which will be amortized over a period of three years.

THE MARKET PRICE OF KANA COMMON STOCK MAY DECLINE AS A RESULT OF THE MERGER OF SILKNET SOFTWARE, INC. INTO KANA

     The market price of Kana common stock may decline as a result of the merger if:

     o    the integration of Kana and Silknet is unsuccessful;

     o Kana does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or investors; or

     o the effect of the merger on Kana's financial results is not consistent with the expectations of financial or industry analysts or investors.

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

DELAYS IN THE DEVELOPMENT OF NEW PRODUCTS OR ENHANCEMENTS TO EXISTING PRODUCTS WOULD HURT KANA'S SALES AND DAMAGE ITS REPUTATION

     To be competitive, Kana must develop and introduce on a timely basis new products and product enhancements for companies with significant e-Business customer interactions needs. Any failure to do so could harm Kana's business. If Kana experiences product delays in the future, it may face:

     o    customer dissatisfaction;

     o    cancellation of orders and license agreements;

     o    negative publicity;

     o    loss of revenues;

     o    slower market acceptance; and

     o    legal action by customers.

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

KANA'S PENDING PATENTS MAY NEVER BE ISSUED AND, EVEN IF ISSUED, MAY PROVIDE LITTLE PROTECTION

     Kana's success and ability to compete depend to a significant degree upon the protection of its software and other proprietary technology rights. Kana regards the protection of patentable inventions as important to its future opportunities. Kana currently has seven U.S. patent applications pending relating to its software. However, none of Kana's technology is patented outside of the United States, although Kana has filed three international patent applications corresponding to three of Kana's U.S. patent applications. It is possible that:

     o Kana's pending patent applications may not result in the issuance of patents;

     o any patents issued may not be broad enough to protect Kana's proprietary rights;

     o any issued patent could be successfully challenged by one or more third parties, which could result in Kana's loss of the right to prevent others from exploiting the inventions claimed in those patents;

     o current and future competitors may independently develop similar technology, duplicate Kana's products or design around any of Kana's patents; and

     o effective patent protection may not be available in every country in which Kana does business.

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

     Kana also relies on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect its proprietary rights. In the United States, Kana currently has a registered trademark, "Kana", and seven pending trademark applications, including trademark applications for its logo and "KANA COMMUNICATIONS and Design". Although none of its trademarks is registered outside of the United States, Kana has trademark applications pending in Australia, Canada, the European Union, India, Japan, South Korea and Taiwan. Moreover, despite the precautions that Kana has taken:

     o laws and contractual restrictions may not be sufficient to prevent misappropriation of its technology or deter others from developing similar technologies;

     o current federal laws that prohibit software copying provide only limited protection from software "pirates", and effective trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;

     o other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of Kana's marks; and

     o policing unauthorized use of Kana's products and trademarks is difficult, expensive and time-consuming, and Kana may be unable to determine the extent of this unauthorized use.

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

KANA MAY FACE HIGHER COSTS AND LOST SALES IF ITS SOFTWARE CONTAINS ERRORS

     Kana faces the possibility of higher costs as a result of the complexity of its products and the potential for undetected errors. Due to the mission-critical nature of Kana's products and services, undetected errors are of particular concern. Kana has only a few "beta" customers that test new features and functionality of its software before Kana makes these features and functionalities generally available to its customers. If Kana's software contains undetected errors or Kana fails to meet customers' expectations in a timely manner, Kana could experience:

     o loss of or delay in revenues expected from the new product and an immediate and significant loss of market share;

     o loss of existing customers that upgrade to the new product and of new customers;

     o    failure to achieve market acceptance;

     o    diversion of development resources;

     o    injury to its reputation;

     o    increased service and warranty costs;

     o    legal actions by customers; and

     o    increased insurance costs.


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

KANA INTENDS TO EXPAND ITS INTERNATIONAL OPERATIONS, WHICH COULD DIVERT MANAGEMENT ATTENTION AND PRESENT FINANCIAL ISSUES

     Kana's international operations are located in the United Kingdom, Australia, Holland, Germany and Japan and, to date, have been limited. Kana plans to expand its existing international operations and establish additional facilities in other parts of the world. Kana may face difficulties in accomplishing this expansion, including finding adequate staffing and management resources for its international operations. The expansion of Kana's existing international operations and entry into additional international markets will require significant management attention and financial resources. In addition, in order to expand its international sales operations, Kana will need to, among other things:

     o expand its international sales channel management and support organizations;

     o    customize its products for local markets; and

     o develop relationships with international service providers and additional distributors and system integrators.

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

KANA'S GROWTH COULD BE LIMITED IF IT FAILS TO EXECUTE ITS PLAN TO EXPAND INTERNATIONALLY

     For the three month periods ended March 31, 2000 and March 31, 1999, Kana derived approximately 10.4% and 2.5%, respectively, of its total revenues from sales outside North America. Kana has established offices in the United Kingdom, Australia and Germany. As of December 31, 1999 Kana had 7 sales persons in its international offices. As a result, Kana faces risks from doing business on an international basis, any of which could impair its internal revenues. Kana could, in the future, encounter greater difficulty in accounts receivable collection, longer sales cycles and collection periods or seasonal reductions in business activity. In addition, Kana's international operations could cause its average tax rate to increase. Any of these events could harm Kana's international sales and results of operations.

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

KANA'S EXECUTIVE OFFICERS AND DIRECTORS CAN EXERCISE SIGNIFICANT INFLUENCE OVER STOCKHOLDER VOTING MATTERS

     After the closing of the merger, Kana's executive officers and directors, and their affiliates together control approximately 37% of Kana's outstanding common stock. As a result, these stockholders, if they act together, will have a significant impact on all matters requiring approval of Kana's stockholders, including the election of directors and significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control of Kana, could deprive Kana's stockholders of an opportunity to receive a premium for their common stock as part of a sale of Kana or its assets and might affect the market price of Kana common stock.

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

KANA'S FAILURE TO MANAGE MULTIPLE TECHNOLOGIES AND TECHNOLOGICAL CHANGE COULD HARM ITS FUTURE PRODUCT DEMAND

     Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render Kana's products obsolete. The market for e-Business customer communication software is characterized by:

     o    rapid technological change;

     o    frequent new product introductions;

     o    changes in customer requirements; and

     o    evolving industry standards.

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

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investments consist primarily of commercial paper, which have an average fixed yield rate of 6%. These all mature within three months. Kana does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

     On October 8, 1999, Genesys Telecommunications Laboratories, Inc. ("Genesys") filed a complaint against Kana in the United States District Court for the District of Delaware. Genesys alleges that Kana's Customer Messaging System 3.0 infringes one or more claims of a Genesys patent. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys' fees, costs and pre- and post-judgement interest. The litigation is currently in its early stages and therefore we cannot fully evaluate the claim. We intend to fight this claim vigorously and do not expect it to impact results. We are not currently a party to any other material legal proceedings. See "Risk Factors -- We may become involved in litigation over proprietary rights, which could be costly and time consuming and Genesys Telecommunications Laboratories, Inc. has filed an infringement suit against us."

Item 2.  Changes in Securities and Use of Proceeds

     On September 21, 1999, we consummated our initial public offering of common stock, $0.001 par value. The managing underwriters in the offering were Goldman Sachs & Co, Hambrecht & Quist LLC and Wit Capital Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Reg. No. 333-82587) that was declared effective by the SEC on September 21, 1999. All 7,590,000 shares of common stock registered under the registration statement, including shares covered by an over-allotment option that was exercised, were sold at a price to the public of $7.50 per share. The aggregate offering amount registered was $56,925,000. In connection with the offering, Kana paid an aggregate of $3,985,000 in underwriting discounts to the underwriters. In addition, the following table sets forth an approximation of all expenses incurred in connection with the offering, other than underwriting discounts. All amounts shown are approximations except for the registration fees of the SEC and the National Association of Securities Dealers, Inc.

     SEC Registration Fee........................................       $ 28,130
     NASD Filing Fee.............................................          5,500
     Nasdaq National Market Listing Fee..........................         91,000
     Printing and Engraving Expenses.............................        440,000
     Legal Fees and Expenses.....................................        700,000
     Accounting Fees and Expenses................................        360,000
     Blue Sky Fees and Expenses..................................         15,000
     Transfer Agent Fees.........................................         30,000
     Miscellaneous...............................................        276,370
     Total Expenses:.............................................     $1,946,000

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

          27 Financial Data Schedule

     (b) Reports on Form 8-K:

          (1) Amended Form 8-K filed March 30, 2000; Change in Registrant's certifying accountants.

          (2) Form 8-K filed March 29, 2000; Change in Registrant's certifying accountants.

          (3) Amended Form 8-K filed February 14, 2000; Acquisition of BEI and netDialog.

          (4) Form 8-K filed February 7, 2000; Kana, Pistol Acquisition Corp. and Silknet Software, Inc. entered into an Agreement of Plan of Reorganization

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2000                       Kana Communications, Inc.



                                   /s/  MICHAEL J. MCCLOSKEY
                                   -------------------------
                                   Michael J. McCloskey
                                   Chief Executive Officer and Director


                                   /s/  BRIAN K. ALLEN
                                   -------------------------
                                   Brian K. Allen
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                   EXHIBIT INDEX TO KANA COMMUNICATIONS, INC.
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2000


Exhibit Number                      Description
--------------------                -------------------

         27                         Financial Data Schedule