Form 10-Q
period 2000-06-30
KANA COMMUNICATIONS INC
filed 2000-08-14
CIK 1089907

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                ----------   ----------

                        Commission File number 000-26287

                            Kana Communications, Inc.
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                     77-0435679
         ---------                                    ----------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                                  740 Bay Road
                         Redwood City, California 94063
                   -------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (650) 298-9282

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]


On July 31, 2000, approximately 93,228,000 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                            Kana Communications, Inc.

                                    Form 10-Q

                           Quarter Ended June 30, 2000

                                      Index

Part I: Financial Information

  Item 1:  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets at June 30, 2000                     3
           and December 31, 1999

           Unaudited Condensed Consolidated Statement of Operations for the                     4
           Three months and Six months ended June 30, 2000 and 1999

           Unaudited Condensed Consolidated Statements of Cash Flows for the                    5
           Six months ended June 30, 2000 and 1999

           Notes to the Unaudited Condensed Consolidated Financial Statements                   6


  Item 2:  Management's Discussion and Analysis of Financial Condition and                     10
           Results of Operations


  Item 3:  Quantitative and Qualitative Disclosures About Market Risk                          30

Part II:   Other Information

  Item 1.  Legal Proceedings                                                                   31

  Item 2.  Changes in Securities and Use of Proceeds                                           31

  Item 4.  Submission of Matters to a Vote of Security Holders                                 32

  Item 6.  Exhibits and Reports on Form 8-K                                                    32

Signatures

Exhibit Index

PART  I: FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                            KANA COMMUNICATIONS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            June 30,            December 31,
                                                              2000                  1999
                                                              ----                   ----
ASSETS

Current assets:
 Cash and cash equivalents                                $   159,760           $   18,695
 Short-term investments                                         3,082               34,522
 Accounts receivable, net                                      31,719                4,655
 Prepaid expenses and other current assets                      5,202                2,036
                                                           ----------           ----------
   Total current assets                                       199,763               59,908

Property and equipment, net                                    22,249                8,360
Goodwill and identifiable intangibles                       3,510,792                    -
Other assets                                                    8,640                1,961
                                                          -----------           ----------
   Total assets                                           $ 3,741,444           $   70,229
                                                          ===========           ==========
LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities:
 Current portion of notes payable                         $     1,462           $    4,224
 Accounts payable                                               5,243                2,766
 Accrued payroll and related expenses                          11,987                3,623
 Accrued liabilities                                           11,883                1,303
 Accrued acquisition related costs                             30,868                3,148
 Deferred revenue                                              21,908                6,253
                                                          -----------           ----------
   Total current liabilities                                   83,351               21,317
Notes payable, less current portion                               262                  412
                                                          -----------           ----------

   Total liabilities                                           83,613               21,729
                                                          -----------           ----------
Stockholders' equity:
 Common stock                                                      93                   61
 Additional paid-in capital                                 4,109,094              202,473
 Deferred stock-based compensation                            (13,000)             (14,962)
 Notes receivable from stockholders                            (5,974)              (6,380)
 Accumulated other comprehensive losses                          (376)                 (75)
 Accumulated deficit                                         (432,006)            (132,617)
                                                          -----------           ----------
 Total Stockholders' Equity                                 3,657,831               48,500
                                                          -----------           ----------
   Total liabilities and stockholders' equity             $ 3,741,444           $   70,229
                                                          ===========           ==========

           See accompanying notes to unaudited condensed consolidated financial statements.

                            KANA COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)


                                                         Three Months Ended            Six Months Ended

                                                              JUNE 30,                     JUNE 30,
                                                              --------                     --------
                                                           2000           1999         2000        1999
                                                       -----------   -----------   -----------   ----------
Revenue:
     License                                           $    15,574   $     1,821   $    22,903   $    3,030
     Service                                                 9,909           517        13,270          797
                                                       -----------   -----------   -----------   ----------
Total revenue                                               25,483         2,338        36,173        3,827
                                                       -----------   -----------   -----------   ----------
Cost of revenue:
     License                                                   658            38           801           72
     Service (excluding stock-based
          compensation of $875, $671, $1,690
          and $799, respectively)                           10,772           851        14,804        1,349
                                                       -----------   -----------   -----------   ----------
Total cost of revenue                                       11,430           889        15,605        1,421
                                                       -----------   -----------   -----------   ----------
Gross profit                                                14,053         1,449        20,568        2,406
                                                       -----------   -----------   -----------   ----------
Operating expenses:
     Sales and marketing (excluding stock-
          based compensation of $1,522, $1,155,
          $2,925 and $1,375, respectively)                  21,338         4,180        32,548        6,659
     Research and development (excluding
          stock-based compensation of $880,
           $675, $1,699 and $803, respectively)             11,059         2,732        16,298        5,061
     General and administrative (excluding
          stock-based compensation of $316,
           $233, $599 and $277, respectively)                3,747         1,086         5,582        1,811
     Amortization of goodwill and identifiable
          intangibles                                      247,043             -       247,043            -
     Amortization of deferred stock-based
          compensation                                       3,593         2,734         6,913        3,254
     In process research and development                     6,900             -         6,900            -
     Acquisition related costs                               6,564             -         6,564            -
                                                       -----------   -----------   -----------   ----------
Total operating expenses                                   300,244        10,732       321,848       16,785
                                                       -----------   -----------   -----------   ----------
Operating loss                                            (286,191)       (9,283)     (301,280)     (14,379)
Other income & expense, net                                  1,247          (394)        1,891         (519)
                                                       -----------   -----------   -----------   ----------

Net loss                                               $  (284,944)  $    (9,677)  $  (299,389)  $  (14,898)
                                                      ============ ============== ==============  ==========
Basic and diluted net loss per share                   $     (3.58)  $     (1.55)  $     (4.53)  $    (2.51)
                                                      ============   ===========   ===========   ===========
Shares used in computing basic and diluted
     net loss per share                                     79,509         6,232        66,030        5,944
                                                      ============   ===========   ===========   ===========

           See accompanying notes to unaudited condensed consolidated financial statements.

                            KANA COMMUNICATIONS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                     2000                 1999
                                                              ------------------     -----------------
Cash flows from operating activities:
     Net loss                                                 $         (299,389)     $        (14,898)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation                                                      2,968                   373
         Noncash charges                                                 260,856                 3,793
         Changes in operating assets and liabilities:
              Accounts receivable                                        (17,944)                 (801)
              Prepaid and other current assets                            (7,136)                 (646)
              Accounts payable and accrued liabilities                     6,294                 2,109
              Deferred revenue                                            12,164                 1,419
                                                              ------------------     -----------------
         Net cash used in operating activities                           (42,187)               (8,651)
                                                              ------------------     -----------------
Cash flows from investing activities:
     Sales (purchases) of short-term investments                          31,433                (2,091)
     Property and equipment purchases                                    (11,742)               (1,344)
     Cash acquired from acquisition                                       43,135                     -
                                                              ------------------     -----------------
          Net cash provided by (used in) investing activities             62,826                (3,435)
                                                              ------------------     -----------------
Cash flows from financing activities:
     Payments on notes payable                                            (3,034)                  (65)
     Proceeds from notes payable and convertible notes
          payable                                                              -                 4,461
     Proceeds from issuance of common stock and
          warrants                                                       123,355                   310
     Payments on stockholders' notes receivable                              406                     -
                                                              ------------------     -----------------
          Net cash provided by financing activities                      120,727                 4,706
                                                              ------------------     -----------------
Effect of exchange rate changes on cash and cash
     equivalents                                                            (301)                  (37)
                                                              ------------------      ----------------
Net increase (decrease) in cash and cash equivalents                     141,065                (7,417)
Cash and cash equivalents at beginning of period                          18,695                13,875
                                                              ------------------      ----------------
Cash and cash equivalents at end of period                      $        159,760     $           6,458
                                                              ==================     =================
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                     $            130     $              27
                                                              ==================     =================
     Issuance of common stock in exchange for notes
          receivable from stockholders                          $              -                 1,041
                                                              ==================     =================

           See accompanying notes to unaudited condensed consolidated financial statements.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by Kana Communications, Inc. ("Kana" or the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's ("SEC") rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Kana's audited consolidated financial statements and notes included in Kana's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2.  NET LOSS PER SHARE

      Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method, and convertible securities using the as-if converted basis. The following table presents the calculation of basic and diluted net loss per share (in thousands), except per share amounts.

                                                           Three Months Ended          Six Months Ended
                                                               JUNE 30,                    JUNE 30,
                                                               --------                    --------
                                                           2000            1999          2000         1999
                                                           ----            ----          ----         ----

Net loss                                                $ (284,944)    $  (9,677)     $(299,389)   $ (14,898)
                                                       ===========     =========      =========    =========
Basic and diluted:
   Weighted-average shares of common stock
       outstanding                                          85,420         8,044         72,185        8,164
   Less weighted-average shares subject to
       repurchase                                            5,911         1,812          6,155        2,220
                                                        ----------     ---------      ---------    ---------

   Weighted-average shares used in computing basic
       and diluted net loss per common share                79,509         6,232         66,030        5,944
                                                        ----------     ---------      ---------    ---------
Basic and diluted net loss per common share            $     (3.58)    $   (1.55)     $   (4.53)   $   (2.51)
                                                       ===========     =========      =========    =========

      All convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Kana have been excluded from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted loss per share are as follows (in thousands):


                                                        Six Months Ended
                                                            JUNE 30,
                                                            --------
                                                       2000          1999
                                                       ----          ----

Stock options and warrants                         14,623,607       421,156

Common stock subject to repurchase                  5,644,931     8,418,674

Convertible preferred stock                                 -    25,025,282
                                                  -----------    ----------
                                                   20,268,538    33,868,112
                                                  ===========    ==========

      The weighted average exercise price of stock options outstanding was $58.33 and $0.43 as of June 30, 2000 and 1999, respectively.

NOTE 3.  COMPREHENSIVE LOSS

      The components of comprehensive loss for the three months and six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                                          Three Months Ended           Six Months Ended
                                                               JUNE 30,                     JUNE 30,
                                                               --------                     --------

                                                           2000           1999           2000         1999
                                                           ----           ----           ----         ----
Net loss                                               $  (284,944)    $  (9,677)     $(299,389)   $ (14,898)
Foreign currency translation adjustments                      (266)          (18)          (301)         (37)
                                                        ----------     ---------      ---------    ---------
                                                       $  (285,210)    $  (9,695)     $(299,690)   $ (14,935)
                                                       ===========     =========      =========    =========

Tax effects of foreign currency translation adjustments are not material.

NOTE 4.  STOCK-BASED COMPENSATION

      Kana uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, compensation cost is recognized for stock options when the exercise price of an option is less than the fair value of the underlying common stock as of the grant date for each stock option. Kana recorded approximately $1.5 million and $11.6 million of deferred stock-based compensation for the three months ended June 30, 2000 and 1999, respectively, and $5.0 million and $14.4 million for the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000, there was approximately $13.0 million of deferred stock-based compensation remaining to be amortized. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

NOTE 5.  LEGAL PROCEEDINGS

      On October 8, 1999, Genesys Telecommunications Laboratories, Inc. ("Genesys") filed a complaint against Kana in the United States District Court for the District of Delaware. Genesys has amended its complaint to allege that Kana's Customer Messaging System 3.0 infringes upon one or more claims of two Genesys patents. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys' fees, costs and pre- and post-judgment interest. The litigation is currently in its early stages and we have not received material information or documentation. Kana intends to defend itself from this claim vigorously and does not expect it to materially impact our results from operations. Kana is not currently a party to any other material legal proceedings.

NOTE 6.  SEGMENT INFORMATION

      Kana's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, Kana considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. Kana's long-lived assets are primarily in the United States. Geographic information on revenue for the three months and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                     Three Months Ended     Six Months Ended
                                           JUNE 30,              JUNE 30,
                                           -------              --------
                                     2000        1999       2000       1999
                                     ----        ----       ----       ----
United States                     $22,550       $2,031     $32,155     $3,483
International                       2,933          307       4,018        344
                                ---------     --------   ---------   --------
                                  $25,483       $2,338     $36,173     $3,827
                                =========     ========   =========   ========

      During the three months and six months ended June 30, 2000 and 1999, no customer represented more than 10% of total revenues.

NOTE 7.  ACQUISITION OF SILKNET SOFTWARE, INC.

       On April 19, 2000, the Company finalized the acquisition of Silknet Software, Inc. ("Silknet"). In connection with the merger, each share of Silknet common stock outstanding immediately prior to the consummation of the merger was converted into the right to receive 1.66 shares of Kana common stock (the "Exchange Ratio") and Kana assumed Silknet's outstanding stock options and warrants based on the Exchange Ratio, issuing approximately 29.2 million shares of Kana common stock and assuming options and warrants to acquire approximately
4.0 million shares of Kana common stock. The transaction is accounted for using the purchase method of accounting.

       The Company has accounted for the merger as a purchase. As a result, Kana recorded on its balance sheet the fair market value of Silknet's assets and liabilities, acquisition-related costs of $32.9 million, and goodwill and identifiable intangibles of approximately $3.8 billion. Goodwill and intangible assets acquired in connection with the merger will be amortized over a three-year period, resulting in an approximate $1.3 billion charge per year. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands).

Tangible assets acquired.......................................... $     60,074
Identifiable intangibles acquired:
In-process research and development...............................        6,900
Existing technology...............................................       14,400
In-place workforce................................................        6,600
Goodwill..........................................................    3,736,835
Liabilities assumed...............................................      (13,562)
                                                                    -----------
   Net assets acquired............................................ $  3,811,247
                                                                    ============

       The estimated purchase price was approximately $3.8 billion, measured as the average fair market value of Kana's outstanding common stock from January 31, to February 14, 2000, five trading days before and after the merger agreement was announced plus the Black-Scholes calculated value of the options and warrants of Silknet assumed by Kana in the merger, and other costs directly related to the merger as follows (in thousands):

Fair market value of Kana's common stock............................$  3,373,425
Fair market value of Silknet options and warrants assumed...........     404,922
Acquisition-related costs...........................................      32,900
                                                                    ------------
Total...............................................................$  3,811,247
                                                                    ============

         The following unaudited pro forma net revenues, net loss and net loss per share data for the six months ended June 30, 2000 and 1999 are based on the respective historical financial statements of the Company and Silknet. The pro forma data reflects the consolidated results of operations as if the merger with Silknet occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                                (Unaudited Pro Forma)
                                                                  Six Months Ended
                                                                       JUNE 30,
                                                                   2000        1999
                                                                   ----        ----
       (In thousands, except per share data)
       Net revenue                                            $  49,497    $  12,309
       Net loss                                               $(682,179)   $(647,733)
       Basic and diluted net loss per share                   $   (8.21)   $  (22.78)
       Shares used in basic and diluted net loss per share
          calculation                                            83,134       28,439

NOTE 8.  PRIVATE PLACEMENT FUNDING

         On June 12, 2000, the Company sold 2,500,000 shares of common stock in a private placement at $50.00 per share for net proceeds of approximately $120.0 million. The shares of common stock sold were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Reg. No. 333-40338) that was declared effective by the SEC on July 11, 2000.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments - Deferral of the Effect Date of SFAS Statement No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. Kana will adopt SFAS 133 in 2001. Kana expects that the adoption of SFAS 133 will not affect results of operations.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 is effective in the quarter beginning October 1, 2000. Kana does not believe SAB 101 will have a material impact on the financial statements.

      In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not have a material impact on the Company's historical financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS SECTION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. KANA'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN WITH THIS QUARTERLY REPORT ON FORM 10-Q, THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AND THE COMPANY'S REGISTRATION STATEMENTS ON FORM S-4 AND FORM S-1 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ANY FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE SUCH STATEMENTS ARE MADE.

                                    OVERVIEW

       We were incorporated in July 1996 in California and were reincorporated in Delaware in September 1999. We had no significant operations until 1997. Through January 1998, we were a development stage enterprise and had no revenues. Our operating activities during this period related primarily to conducting research, developing our initial products, raising capital and building our sales and marketing organization. In February 1998, we released the first commercially available version of the Kana platform. To date, we have derived substantially all of our revenues from licensing our software and related services, and we have sold our products worldwide primarily through our direct sales force.

       On August 13, 1999, we completed a merger with Connectify, Inc. pursuant to which Connectify became our wholly-owned subsidiary. Connectify develops, markets and supports electronic direct marketing software for e-businesses. Connectify's software enables e-businesses to profile and target potential and existing customers and then deliver and track personalized e-mails to their customers. By using electronic direct marketing software in this way, e-businesses can build customer loyalty, increase the probability of repeat transactions and reduce customer attrition. Connectify was based in San Mateo, California, and had 31 employees as of the merger.

       In connection with the merger, we issued approximately 6,982,542 shares of our common stock in exchange for all outstanding shares of Connectify capital stock and reserved 416,690 shares of common stock for issuance upon the exercise of Connectify options and warrants we assumed in connection with the merger. The merger was accounted for as a pooling of interests.

       On December 3, 1999, we completed a merger with Business Evolution, Inc. pursuant to which Business Evolution became our wholly-owned subsidiary. Business Evolution is a leading provider of customer assistance support software that helps companies prioritize customer queries by urgency, and send responses through delayed or realtime channels. Business Evolution's offerings, now called Kana I-Mail and Kana Voice, let e-businesses engage their customers in a live two-way dialog while they are browsing a Web site, helping them to conduct more business and increase customer loyalty. Business Evolution was based in Princeton, New Jersey, and had 66 employees as of the merger.

       In connection with the acquisition of Business Evolution, 1,890,200 shares of our common stock were issued for all outstanding shares and warrants of Business Evolution. This transaction was accounted for as a pooling of interests.

       On December 3, 1999, we completed a merger with netDialog, Inc. pursuant to which netDialog became our wholly-owned subsidiary. netDialog provides context-sensitive, self-service customer service software. netDialog's online self-service solution, now called Kana Assist, turns e-business Web sites into knowledge bases by delivering predictive and proactive answers to customer questions directly on the Web site. In addition to building customer loyalty by enabling e-business customers to conveniently and quickly obtain answers to their questions, it also allows e-businesses to reduce customer support costs by helping customers directly on the Web site without the intervention of a customer service representative. netDialog was based in San Mateo, California, and had 45 employees as of the merger.

       In connection with the acquisition of netDialog, 1,120,286 shares of our common stock were issued for all outstanding shares, warrants and convertible notes of netDialog. This transaction was accounted for as a pooling of interests.

       We derive our revenues from the sale of software product licenses and from professional services including implementation, consulting, hosting and maintenance. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, acceptance has occurred, the license fee is fixed and determinable and collection of the fee is probable. Service revenue includes revenues from maintenance contracts, implementation, consulting and hosting services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Revenue from implementation, consulting and hosting services is recognized as the services are provided. Revenue under arrangements where multiple products or services are sold together is allocated to each element based on their relative fair values.

       Our cost of license revenue includes royalties due to third parties for technology integrated into some of our products, the cost of product documentation, the cost of the media used to deliver our products and shipping costs. Cost of service revenue consists primarily of personnel-related expenses, travel costs, equipment costs and overhead associated with delivering professional services to our customers.

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

       We allocate the total costs for information services and facilities to each functional area that uses the information services and facilities based on its relative headcount. These allocated costs include rent and other facility-related costs, communication charges and depreciation expense for furniture and equipment.

       In connection with the granting of stock options to our employees, we recorded unearned stock-based compensation totaling approximately $102.0 million through June 30, 2000. This amount represents the total difference between the exercise prices of stock options and the deemed fair market value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28. We recorded approximately $6.9 million of unearned stock-based compensation for the six months ended June 30, 2000, approximately $93.2 million of unearned stock-based compensation for the year ended December 31, 1999 and approximately $3.0 million of unearned stock-based compensation for the year ended December 31, 1998. The amortization of stock-based compensation is classified as a separate component of operating expenses in our consolidated statements of operations.

       Since the beginning of 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception and, for the six months ended June 30, 2000, incurred a net loss of $299.4 million. As of June 30, 2000, we had an accumulated deficit of $432.0 million. We believe our future success is contingent upon providing superior customer service, increasing our customer base and developing our products. We intend to invest heavily in sales, marketing, research and development, client services and infrastructure to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

       We had 889 full-time employees as of June 30, 2000 and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we must invest in and implement scaleable operational systems, procedures and controls. We expect future expansion to continue to challenge our ability to hire, train, manage and retain employees.

       We believe that our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly evolving markets like ours. Although we have experienced significant revenue growth recently, this trend may not continue. Furthermore, we may not achieve or maintain profitability in the future.

                               RECENT DEVELOPMENTS

          On April 19, 2000, we completed a merger with Silknet Software, Inc under which Silknet became our wholly-owned subsidiary. Silknet provides enterprise relationship management software, or eRM software, that allows companies to offer marketing, sales, e-commerce and support services through a single Web site interface personalized for individual customers. Silknet's products enable a company to deliver these services to its customers over the Web through customer self-service, assisted service or immediate, direct collaboration among that company and its customers, partners, employees and suppliers. These users can choose from a variety of communications media, such as the Web, e-mail and the telephone, to do business with the enterprise. Silknet's software can capture and consolidate data derived from all of these sources and distribute it throughout a company and to its partners to provide a single view of the customer's interaction with that company.

       In connection with the Silknet merger, each share of Silknet common stock outstanding immediately prior to the consummation of the merger was converted into the right to receive 1.66 shares of our common stock and we assumed Silknet's outstanding stock options and warrants based on the exchange ratio, issuing approximately 29.2 million shares of our common stock and reserving 4.0 million shares of common stock for issuance upon the exercise of Silknet options and warrants we assumed in connection with the merger. The transaction was accounted for using the purchase method of accounting. In connection with the merger, we have recorded goodwill and intangible assets of approximately $3.8 billion, which will be amortized over a period of three years.

       On June 12, 2000, we sold 2,500,000 shares of our common stock for gross proceeds of $125.0 million (net proceeds of approximately $120.0 million) in a private placement transaction with entities affiliated with Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc., entities affiliated with The Galleon Group, DWS Investments and Metzler Investments. The shares of common stock sold in the private placement were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Reg. No. 333-40338) that was declared effective by the SEC on July 11, 2000.

                         RESULTS OF SELECTED OPERATIONS

       The following table sets forth selected data for periods indicated expressed as a percentage of total revenues.

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                            ------------   -----------     -----------------------
                                                               2000           1999           2000         1999
                                                            ------------   -----------     --------     ---------
Revenues:
     License...............................................        61.0%          78.0%        63.3%         79.2%
     Service...............................................        39.0           22.0         36.7          20.8
                                                            -----------    -----------     --------     ---------
         Total revenues....................................       100.0          100.0        100.0         100.0
                                                            -----------    -----------     --------     ---------
Cost of revenues:
     License...............................................         3.0            2.0          2.2           1.9
     Service...............................................        42.0           36.0         40.9          35.2
                                                            -----------   -----------     --------     ---------
         Total cost of revenues............................        45.0           38.0         43.1          37.1
                                                            -----------    -----------     --------     ---------
Gross profit...............................................        55.0           62.0         56.9          62.9
Selected operating expenses:
     Sales and marketing...................................        84.0          179.0         90.0         174.0
     Research and development..............................        43.0          117.0         45.0         132.2
     General and administrative............................        15.0%          46.0%        15.4%         47.4%


                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

       Total revenues increased to $25.5 million for the three months ended June 30, 2000 from $2.3 million for the three months ended June 30, 1999. License revenue increased to $15.6 million for the three months ended June 30, 2000 from $1.8 million for the three months ended June 30, 1999. Total revenues increased to $36.2 million for the six months ended June 30, 2000 from $3.8 million for the six months ended June 30, 1999. License revenue increased to $22.9 million for the six months ended June 30, 2000 from $3.0 million for the six months ended June 30, 1999. The increase in license revenue was due primarily to increased market acceptance of our products, expansion of our product line and increased sales generated by our expanded sales force. Total sales personnel increased to 219 people at June 30, 2000 from 39 people at June 30, 1999. Much of this expansion and related increases is attributable to our acquisition of Silknet and the inclusion of its revenues from the effective date of the merger.

        License revenue represented 61% of total revenues for the three months ended June 30, 2000 and 78% of total revenues for the three months ended June 30, 1999. License revenue represented 63% of total revenues for the six months ended June 30, 2000 and 79% of total revenues for the six months ended June 30, 1999.

       Service revenue increased to $9.9 million for the three months ended June 30, 2000 from $517,000 for the three months ended June 30, 1999. Service revenue increased to $13.3 million for the six months ended June 30, 2000 from $797,000 for the six months ended June 30, 1999. This increase in service revenue was due primarily to the increased licensing activity described above, resulting in increased revenue from customer implementations, system integration projects, maintenance contracts and hosted service. Much of this expansion and related increases is attributable to our acquisition of Silknet from the effective date of the merger.

       Service revenue represented 39% of total revenues for the three months ended June 30, 2000 and 22% of total revenues for the three months ended June 30, 1999. Service revenue represented 37% of total revenues for the six months ended June 30, 2000 and 21% of total revenues for the six months ended June 30, 1999. Revenue from international sales for the six months ended June 30, 2000 was 11%, and 9% for the six months ended June 30, 1999.

COST OF REVENUES

       Cost of license revenue includes third parties' software royalties, product packaging, documentation and production. Cost of license revenue increased to $658,000 for the three months ended June 30, 2000 from $38,000 for the three months ended June 30, 1999. As a percentage of license revenue, cost of license revenue was 4% for the three months ended June 30, 2000 and 2% for the three months ended June 30, 1999. Cost of license revenue increased to $801,000 for the six months ended June 30, 2000 from $72,000 for the six months ended June 30, 1999. The absolute dollar increase in the cost of license revenue was due principally to royalties. As a percentage of license revenue, cost of license revenue was 3% for the six months ended June 30, 2000 and 2% for the six months ended June 30, 1999. We anticipate that the cost of license revenue will increase in absolute dollars as we license additional technologies. Cost of license revenue as a percentage of license revenue has varied in the past due to the timing and volume of product sales and the nature of royalty agreements in place at the time.

       Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementations and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue increased to $10.8 million for the three months ended June 30, 2000 from $851,000 for the three months ended June 30, 1999. Cost of service revenue as a percent of service revenue was 109% for the three months ended June 30, 2000 and 165% for the three months ended June 30, 1999. Cost of service revenue increased to $14.8 million for the six months ended June 30, 2000 from $1.3 million for the six months ended June 30, 1999. The growth in cost of service revenue was attributable primarily to an increase in personnel and related costs associated with an increased number of customers and recruiting fees. Much of this growth and related increases is attributable to our acquisition of Silknet from the effective date of the merger. Cost of service revenue as a percent of service revenue was 112% for the six months ended June 30, 2000 and 169% for the six months ended June 30,1999. The decrease in cost of service revenue as a percent of service revenue was due primarily to the increase in service revenue over the period. We anticipate that cost of service revenue will increase in absolute dollars, but will decrease as a percentage of service revenue.

       Cost of license and service revenue excludes amortization of deferred stock based amortization and amortization of acquired technology.

OPERATING EXPENSES

       SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows, and marketing collateral materials. Sales and marketing expenses increased to $21.3 million for the three months ended June 30, 2000 from $4.2 million for the three months ended June 30, 1999. As a percentage of total revenues, sales and marketing expenses were 84% for the three months ended June 30, 2000 and 179% for the three months ended June 30, 1999. Sales and marketing expenses increased to $32.5 million for the six months ended June 30, 2000 from $6.7 million for the six months ended June 30, 1999. This increase was attributable primarily to the addition of sales and marketing personnel, an increase in sales commissions associated with increased revenues and higher marketing costs due to expanded advertising and promotional activities. Much of this growth and related increases is attributable to our acquisition of Silknet from the effective date of the merger. As a percentage of total revenues, sales and marketing expenses were 90% for the six months ended June 30, 2000 and 174% for the six months ended June 30, 1999. This decrease in sales and marketing expense as a percent of total revenues was due primarily to the increase in total revenues over the period. We expect to continue to increase our marketing and promotional efforts and hire additional sales personnel. We further expect our sales and marketing expenses to increase due to our recent mergers. Accordingly, we anticipate that sales and marketing expenses will increase in absolute dollars, but will vary as a percentage of total revenues from period to period.

       RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation and related costs for engineering employees and contractors responsible for new product development and for enhancement of existing products and quality assurance activities. Research and development expenses increased to $11.1 million for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999. As a percentage of total revenues, research and development expenses were 43% for the three months ended June 30, 2000 and 117% for the six months ended June 30, 1999. Research and development expenses increased to $16.3 million for the six months ended June 30, 2000 from $5.1 million for the six months ended June 30, 1999. This increase was attributable primarily to the addition of personnel associated with product development and related benefits, consulting and recruiting costs. Much of this growth and related increases is attributable to our acquisition of Silknet from the effective date of the merger. As a percentage of total revenues, research and development expenses were 45% for the six months ended June 30, 2000 and 132% for the six months ended June 30, 1999. This decrease in research and development expense as a percent of total revenues was due primarily to the increase in total revenues over the period. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars, but will vary as a percentage of total revenues from period to period. We further expect our research and development expenses to increase due to our recent mergers.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting and other general corporate expenses. General and administrative expenses increased to $3.7 million for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999. As a percentage of total revenues, general and administrative expenses were 15% for the three months ended June 30, 2000 and 46% for the three months ended June 30, 1999. General and administrative expenses increased to $5.6 million for the six months ended June 30, 2000 from $1.8 million for the six months ended June 30, 1999, due primarily to increased personnel, legal and professional fees, facilities and other related costs necessary to support our growth. Much of this growth and related increases is attributable to our acquisition of Silknet from the effective date of the merger. As a percentage of total revenues, general and administrative expenses were 15% for the six months ended June 30, 2000 and 47% for the six months ended June 30, 1999. This decrease in general and administrative expenses as a percent of total revenues was due primarily to the increase in total revenues over the period. We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation as a public company. However, we expect that these expenses will vary as a percentage of total revenues from period to period.

       AMORTIZATION OF GOODWILL AND IDENTIFIABLE INTANGIBLES. On April 19, 2000, Kana consummated its merger with Silknet. As a result of the merger, $3.8 billion was allocated to goodwill and identifiable intangibles. This amount is being amortized on a straight-line basis over a period of three years from the date of acquisition. For the three months and six months ended June 30, 2000, we recorded $247.0 million in amortization.

       AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation of which $13.0 million remains unamortized at June 30, 2000. This amount represents the total difference between the exercise prices of stock options and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

       The amortization of stock-based compensation by operating expense is detailed as follows (in thousands):

                                                            THREE MONTHS           SIX MONTHS
                                                           ENDED JUNE 30,         ENDED JUNE 30,
                                                       --------------------    --------------------
                                                         2000        1999        2000        1999
                                                       --------     -------    --------   ---------
Cost of service.....................................   $    875     $   671    $ 1,690   $  799
Sales and marketing.................................      1,522       1,155      2,925    1,375
Research and development............................        880         675      1,699      803
General and administrative..........................        316         233        599      277
                                                       --------     -------    ------   ---------
     Total..........................................   $  3,593     $ 2,734    $ 6,913   $3,254
                                                       ========     =======     ======  =========

         IN PROCESS RESEARCH AND DEVELOPMENT. In connection with the merger of Silknet, net intangibles of $6.9 million were allocated to in process research and development. The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility has not been achieved and which have no alternative future use at the merger date, assessing the stage and expected date of completion of the research and development effort at the merger date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

         The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Silknet had two projects in process that were 90% complete.

       The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the technologies in the process of development, taking into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows included allocations of operating expenses and income taxes but excluded the expected completion costs of the in-process projects, and were discounted at a rate of 20% to arrive at a net present value. The discount rate included a factor that took into account the uncertainty surrounding the successful deployment of in-process technology projects. This net present value was allocated to in-process research and development based on the percentage of completion at the merger date.

       ACQUISITION RELATED COSTS. In connection with the Silknet merger, we recorded $6.6 million of transaction costs and merger-related integration expenses. These amounts consisted primarily of merger-related advertising and announcements of $4.5 million and duplicate facility costs of $1.0 million.

       OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of interest earned on cash and short-term investments, offset by interest expense related to a note. Other income (expense), net was $2.0 million for the six months ended June 30, 2000 and $(519,000) for the six months ended June 30, 1999. The increase was due primarily to increased interest income earned on higher cash balances offset by interest expense.

       PROVISION FOR INCOME TAXES. We have incurred operating losses for all periods from inception through June 30, 2000. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

       NET LOSS. Our net loss increased to $299.4 million for the six months ended June 30, 2000 from $14.9 million for the six months ended June 30, 1999. We have experienced substantial costs related to our recent acquisition of Silknet, and substantial increases in our expenditures since our inception consistent with growth in our operations and personnel. We anticipate that our expenditures will continue to increase in the future. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue for profitability.

LIQUIDITY AND CAPITAL RESOURCES

       In June 2000, we completed the private placement of 2,500,000 shares of our common stock, raising net proceeds of approximately $120.0 million. In September 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $51.1 million. Prior to the initial public offering, we had financed our operations primarily from private sales of convertible preferred and common stock totaling $40.8 million and, to a lesser extent, from bank borrowings and lease financing.

       Our operating activities used $42.2 million of cash for the six months ended June 30, 2000 and $25.7 million of cash for the year ended December 31, 1999. Such uses are primarily attributable to net losses experienced during these periods as we invested in the development of our products, expanded our sales force and expanded our infrastructure to support our growth and increase in sales, leading to an increase in accounts receivable. Our operating activities used $8.7 million of cash for the six months ended June 30, 1999 and $10.1 million of cash for the year ended December 31, 1998, which is primarily attributable to net losses experienced during this period.

       Our investing activities consisted primarily of the acquisition of Silknet, net sales of short-term investments, purchases of computer equipment, furniture, fixtures and leasehold improvements to support our growing number of employees, and provided $62.8 million of cash for the six months ended June 30, 2000 and used $44.4 million of cash for the year ended December 31, 1999. Our investing activities used $3.4 million of cash for the six months ended

June 30, 1999 and $1.4 million of cash for the year ended December 31, 1998, which is primarily due to purchases of short-term investments and computer equipment, furniture, fixtures and leasehold improvements.

       Our financing activities provided $120.7 million in cash for the six months ended June 30, 2000, primarily due to proceeds from the private placement. For the year ended December 31, 1999, our financing activities generated $75.0 million in cash primarily from the net proceeds of our initial public offering, net proceeds from private sales of preferred and common stock, and net proceeds from debt arrangements. For the six months ended June 30, 1999, our financing activities generated $4.7 million in cash, primarily from the net proceeds from bank borrowings. For the year ended December 31, 1998, our financing activities generated $20.0 million in cash primarily from the net proceeds from private sales of preferred stock.

       At June 30, 2000, we had cash and cash equivalents aggregating $159.8 million and short-term investments totaling $3.1 million. We have a line of credit totaling $3.0 million, which is secured by all of our assets, bears interest at the bank's prime rate (9.5% as of June 30, 2000), and is in the process of being extended at June 30, 2000. Our total bank debt was $1.7 million at June 30, 2000.

       Our capital requirements depend on numerous factors. We expect to devote substantial resources to continue our research and development efforts, expand our sales, support, marketing and product development organizations, establish additional facilities worldwide and build the infrastructure necessary to support our growth. We have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that the net proceeds from the sale of the common stock in our initial public offering, the private placement of our common stock and collections on our accounts receivable will be sufficient to meet our working capital and operating resource expenditure requirements for the next 18 months. However, we may need to raise additional funds in order to fund more rapid expansion, including significant increases in personnel and office facilities, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any financing may be dilutive to existing investors.

        RISK FACTORS ASSOCIATED WITH KANA'S BUSINESS AND FUTURE OPERATING
                                     RESULTS

       OUR FUTURE OPERATING RESULTS MAY VARY SUBSTANTIALLY FROM PERIOD TO PERIOD. THE PRICE OF OUR COMMON STOCK WILL FLUCTUATE IN THE FUTURE, AND AN INVESTMENT IN OUR COMMON STOCK IS SUBJECT TO A VARIETY OF RISKS, INCLUDING BUT NOT LIMITED TO THE SPECIFIC RISKS IDENTIFIED BELOW. INEVITABLY, SOME INVESTORS IN OUR SECURITIES WILL EXPERIENCE GAINS WHILE OTHERS WILL EXPERIENCE LOSSES DEPENDING ON THE PRICES AT WHICH THEY PURCHASE AND SELL SECURITIES. PROSPECTIVE AND EXISTING INVESTORS ARE STRONGLY URGED TO CAREFULLY CONSIDER THE VARIOUS CAUTIONARY STATEMENTS AND RISKS SET FORTH IN THIS REPORT AND OUR OTHER PUBLIC FILINGS.

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

                          RISKS RELATED TO OUR BUSINESS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, THERE IS LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE OUR BUSINESS

       We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. We were incorporated in July 1996 and first recorded revenue in February 1998. Thus, we have a limited operating history upon which you can evaluate our business and prospects. In addition, our operating results include the results of operations of Connectify, Inc., netDialog, Inc., Business Evolution, Inc., and Silknet Software, Inc., four companies acquired by us the first three of which were accounted for as pooling of interests and the last accounted for as a purchase. Due to our limited operating history, it is difficult or impossible to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. Many of these risks are discussed in the subheadings below, and include our ability to:

       o   attract more customers;

       o implement our sales, marketing and after-sales service initiatives, both domestically and internationally;

       o   execute our product development activities;

       o   anticipate and adapt to the changing Internet market;

       o   attract, retain and motivate qualified personnel;

       o   respond to actions taken by our competitors;

       o continue to build an infrastructure to effectively manage growth and handle any future increased usage; and

       o   integrate acquired businesses, technologies, products and services.

       If we are unsuccessful in addressing these risks or in executing our business strategy, our business, results of operations and financial condition would be materially and adversely affected.

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

       o costs associated with integrating our recent acquisitions, and costs associated with any future acquisitions;

       o   the timing of new releases of our products;

       o the discretionary nature of our customers' purchasing and budgetary cycles;

       o   changes in our pricing policies or those of our competitors;

       o the timing of execution of large contracts that materially affect our operating results;

       o the mix of sales channels through which our products and services are sold;

       o   the mix of our domestic and international sales;

       o   costs related to the customization of our products;

       o our ability to expand our operations, and the amount and timing of expenditures related to this expansion; and

       o global economic the conditions, as well as those specific to large enterprises with high e-mail volume.

       We also often offer volume-based pricing, which may affect operating margins. Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below expectations, we could not proportionately reduce operating expenses for that quarter. Therefore, this revenue shortfall would have a disproportionate effect on our expected operating results for that quarter. In addition, because our service revenue is largely correlated with our license revenue, a decline in license revenue could also cause a decline in service revenue in the same quarter or in subsequent quarters.

       Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE, WHICH MAY REDUCE THE TRADING PRICE OF OUR COMMON STOCK

       Since we began operations in 1997, we have incurred substantial operating losses in every quarter. As a result of accumulated operating losses, as of June 30, 2000, we had an accumulated deficit of approximately $432.0 million. For the six months ended June 30, 2000, we had a net loss of approximately $299.4 million, or 827.7% of revenues for that period. Since inception, we have funded our business primarily through selling our stock, not from cash generated by our business. Our growth in recent periods has been from a limited base of customers, and we may not be able to sustain these growth rates. We expect to continue to increase our operating expenses. As a result, we expect to continue to experience losses and negative cash flows, even if sales of our products and services continue to grow, and we may not generate sufficient revenues to achieve profitability in the future.

       In addition, as a result of our mergers with Connectify, netDialog, Business Evolution and Silknet, we expect that our losses will increase even more significantly because of additional costs and expenses related to:

       o   an increase in the number of employees;

       o   an increase in research and development activities;

       o   an increase in sales and marketing activities; and

       o   assimilation of operations and personnel.

       If we do achieve profitability, we may not be able to sustain or increase any profitability on a quarterly or annual basis in the future.

WE HAVE COMPLETED FOUR MERGERS IN THE PAST TWELVE MONTHS, AND THOSE MERGERS MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND MANAGEMENT DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL AND OPERATIONS

       We may not realize the benefits from the significant mergers we have completed. In August 1999, we acquired Connectify, and in December 1999, we acquired netDialog and Business Evolution. On April 19, 2000, we completed our merger with Silknet. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. This is particularly difficult with Business Evolution and Silknet, since their operations are located on the east coast and we are headquartered on the west coast. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, that they do not want to work for us. In addition, products of these companies will have to be integrated into our products, and it is uncertain whether we may accomplish this easily or at all. These difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky and we may also face unexpected costs, which may adversely affect operating results in any quarter.

THE MERGER OF SILKNET INTO OUR COMPANY COULD ADVERSELY AFFECT COMBINED FINANCIAL RESULTS

       If the benefits of the merger of Silknet into our company do not exceed the costs associated with the merger, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected. In addition, we have recorded goodwill and intangible assets of approximately $3.8 billion in connection with the merger, which will be amortized over a period of three years.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF THE MERGER OF SILKNET INTO OUR COMPANY

       The market price of our common stock may decline as a result of the merger if:

       o   the integration of our company and Silknet is unsuccessful;

       o we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or investors; or

       o the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts or investors.

       The market price of our common stock could also decline as a result of factors related to the merger which may currently be unforeseen. A decline in the market price of our common stock could materially and adversely affect our operating results.

IF WE ACQUIRE ADDITIONAL COMPANIES, PRODUCTS OR TECHNOLOGIES, WE MAY FACE RISKS SIMILAR TO THOSE FACED IN OUR OTHER MERGERS

       If we are presented with appropriate opportunities, we intend to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to our other mergers. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our company or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

WE FACE SUBSTANTIAL COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY

       The market for our products and services is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share.

       We currently face competition for our products from systems designed by in-house and third-party development efforts. We expect that these systems will continue to be a principal source of competition for the foreseeable future. Our competitors include a number of companies offering one or more products for the e-business communications and relationship management market, some of which compete directly with our products. For example, our competitors include companies providing stand-alone point solutions, including Annuncio, Inc., AskJeeves, Inc., Brightware, Inc., Broadbase, Inc., Digital Impact, Inc., eGain Communications Corp., E.piphany, Inc., Inference Corp., Marketfirst, Inc., Live Person, Inc., Mustang Software, Inc., Responsys.com and Servicesoft, Inc. In addition, we compete with companies providing traditional, client-server based customer management and communications solutions, such as Clarify Inc. (which was acquired by Northern Telecom), Genesys Telecommunications Laboratories, Inc. (which was acquired by Alcatel), Cisco Systems, Inc., Lucent Technologies, Inc., Message Media, Inc., Oracle Corporation, Pivotal Corporation, Siebel Systems, Inc. and Vantive Corporation (which was acquired by PeopleSoft, Inc.). Furthermore, we may face increased competition should we expand our product line, through acquisition of complementary businesses or otherwise.

       Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. We may lose potential customers to competitors for various reasons, including the ability or willingness of competitors to offer lower prices and other incentives that we cannot match. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of recently-announced industry consolidations, as well as future consolidations.

       We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

OUR FAILURE TO CONSUMMATE OUR EXPECTED SALES IN ANY GIVEN QUARTER COULD DRAMATICALLY HARM OUR OPERATING RESULTS BECAUSE OF THE LARGE SIZE OF TYPICAL ORDERS

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

WE MAY NOT BE ABLE TO FORECAST OUR REVENUES ACCURATELY BECAUSE OUR PRODUCTS HAVE A LONG AND VARIABLE SALES CYCLE

       The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken 3 to 12 months in the United States and longer in foreign countries. Our sales cycle has required pre-purchase evaluation by a significant number of individuals in our customers' organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products.

OUR STOCK PRICE MAY BE HIGHLY VOLATILE AND COULD DROP, PARTICULARLY BECAUSE OUR BUSINESS DEPENDS ON THE INTERNET

       The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock.

FUTURE SALES OF STOCK COULD AFFECT OUR STOCK PRICE

       If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

       In particular, in July 2000, the lockup agreement executed by the affiliates of Kana and Silknet elapsed and such stockholders are eligible to sell all vested shares. In addition, on August 14, 2000, shares held by former Connectify stockholders will become eligible for sale under Rule 144. Also in July 2000, we filed a registration statement to allow the resale of shares held by former netDialog and Business Evolution stockholders in accordance with the terms of those merger agreements.

WE MAY ISSUE STOCK AT A DISCOUNT TO THE CURRENT MARKET PRICE, WHICH WOULD DILUTE OUR EXISTING STOCKHOLDERS

       In order to raise the funds we need to execute our business plan and fund operations generally, we may continue to issue stock at a discount to the current market price. Transactions of that kind would result in dilution to our existing stockholders.

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

OUR BUSINESS DEPENDS ON THE ACCEPTANCE OF OUR PRODUCTS AND SERVICES, AND IT IS UNCERTAIN WHETHER THE MARKET WILL ACCEPT OUR PRODUCTS AND SERVICES

       Of our total revenue of $36.2 million for the six months ended June 30, 2000, $22.9 million was derived from licenses of products and $13.3 million from related services. We are not certain that our target customers will widely adopt and deploy our products and services. Our future financial performance will depend on the successful development, introduction and customer acceptance of new and enhanced versions of our products and services. In the future, we may not be successful in marketing our products and services, including any new or enhanced products.

WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL NECESSARY TO DEVELOP OUR ENGINEERING, PROFESSIONAL SERVICES AND SUPPORT CAPABILITIES IN ORDER TO CONTINUE TO GROW

       We intend to increase our sales, marketing, engineering, professional services and product management personnel over the next 12 months. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot continue to grow if we cannot attract qualified personnel. Our failure to attract and retain the highly trained personnel that are integral to our product development and professional services group, which is the group responsible for implementation and customization of, and technical support for, our products and services, may limit the rate at which we can develop and install new products or product enhancements, which would harm our business. We will need to increase our staff to support new customers and the expanding needs of our existing customers, without compromising the quality of our customer service. Since our inception, a number of employees have left or have been terminated, and we expect to lose more employees in the future. Hiring qualified professional services personnel, as well as sales, marketing, administrative and research and development personnel, is very competitive in our industry, particularly in the San Francisco Bay Area, where we are headquartered, due to the limited number of people available with the necessary technical skills. We face greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company.

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

LOSS OF OUR CHIEF EXECUTIVE OFFICER OR ANY OF OUR EXECUTIVE OFFICERS COULD HARM OUR BUSINESS

       Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of Michael J. McCloskey, our Chief Executive Officer. The loss of the services of Mr. McCloskey or any of our executive officers could harm our business and operations. In addition, we have not obtained life insurance benefiting us on any of our employees or entered into employment agreements with our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

A FAILURE TO MANAGE OUR INTERNAL OPERATING AND FINANCIAL FUNCTIONS COULD LEAD TO INEFFICIENCIES IN CONDUCTING OUR BUSINESS AND SUBJECT US TO INCREASED EXPENSES

       Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. We have limited experience in managing rapid growth. We are experiencing a period of growth that is placing a significant strain on our managerial, financial and personnel resources. Our business will suffer if this growth continues and we fail to manage it successfully. On June 30, 2000, we had a total of 889 full-time employees compared to 98 on June 30, 1999. We expect to continue to hire new employees at a rapid pace. The recent completion of the merger with Silknet resulted in approximately 300 new employees joining us. Moreover, we will need to assimilate substantially all of Silknet's operations into our operations. The rate of our recent growth has made management of that growth more difficult. Any additional growth will further strain our management, financial, personnel, internal training and other resources. To manage any future growth effectively, we must improve our financial and accounting systems, controls, reporting systems and procedures, integrate new personnel and manage expanded operations. Any failure to do so could negatively affect the quality of our products, our ability to respond to our customers and retain key personnel, and our business in general.

THE INTEGRATION OF OUR NEW PRESIDENT, VICE PRESIDENT OF PRODUCT DEVELOPMENT, VICE PRESIDENT OF MARKETING, CHIEF FINANCIAL OFFICER, VICE PRESIDENT OF HUMAN RESOURCES, VICE PRESIDENT OF EBUSINESS SERVICES AND VICE PRESIDENT OF REALTIME INTO OUR MANAGEMENT TEAM MAY INTERFERE WITH OUR OPERATIONS

       The recent completion of the merger with Silknet has resulted in the addition of a new President, Vice President of Development and Vice President of Marketing. In addition, we have recently hired a Chief Financial Officer and Vice President of Human Resources, each of whom has been with us for less than nine months. To integrate into our company, these individuals must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations.

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

TECHNICAL PROBLEMS WITH EITHER OUR INTERNAL OR OUTSOURCED COMPUTER AND COMMUNICATIONS SYSTEMS COULD INTERRUPT OUR KANA ONLINE SERVICE

       The success of the Kana Online service depends on the efficient and uninterrupted operation of our own and outsourced computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar adverse events. We have entered into an Internet-hosting agreement with Exodus Communications, Inc. to maintain certain of the Kana Online servers at Exodus' data center in Santa Clara, California. Our operations depend on Exodus' ability to protect its and our systems in Exodus' data center against damage or interruption. Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. We have no formal disaster recovery plan in the event of damage or interruption, and our insurance policies may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with customers and result in reduced revenues.

IF WE FAIL TO BUILD SKILLS NECESSARY TO SELL OUR KANA ONLINE SERVICE, WE WILL LOSE REVENUE OPPORTUNITIES AND OUR SALES WILL SUFFER

       The skills necessary to market and sell Kana Online are different from those relating to our software products. We license our software products for a fixed fee based on the number of concurrent users and the optional applications purchased. We license Kana Online based on a fixed fee for installation, configuration and training, and a variable monthly component depending on actual customer usage. Our sales force sells both our software products and Kana Online. Because different skills are necessary to sell Kana Online as compared to selling software products, our sales and marketing groups may not be able to maintain or increase the level of sales of either Kana Online or our software products.

OUR PENDING PATENTS MAY NEVER BE ISSUED AND, EVEN IF ISSUED, MAY PROVIDE LITTLE PROTECTION

       Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We regard the protection of patentable inventions as important to our future opportunities. We currently have nine U.S. patent applications pending relating to our software. Although we have filed four international patent applications corresponding to four of our U.S. patent applications, none of our technology is patented outside of the United States. It is possible that:

       o our pending patent applications may not result in the issuance of patents;

       o any patents issued may not be broad enough to protect our proprietary rights;

       o any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;

       o current and future competitors may independently develop similar technology, duplicate our products or design around any of our patents; and

       o effective patent protection may not be available in every country in which we do business.

WE RELY UPON TRADEMARKS, COPYRIGHTS AND TRADE SECRETS TO PROTECT OUR PROPRIETARY RIGHTS, WHICH MAY NOT BE SUFFICIENT TO PROTECT OUR INTELLECTUAL PROPERTY

       We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. In the United States, we currently have a registered trademark, "Kana," and seven pending trademark applications, including trademark applications for our logo and "KANA COMMUNICATIONS and Design." Although none of our trademarks is registered outside of the United States, we have trademark applications pending in Australia, Canada, the European Union, India, Japan, South Korea and Taiwan. However, despite the precautions that we have taken:

       o laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

       o current federal laws that prohibit software copying provide only limited protection from software "pirates," and effective trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;

       o other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks; and

       o policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

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

       Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents upon which our products or technology infringe. Any of these third parties might make a claim of infringement against us. Many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. Any litigation, brought by us or others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

       On October 8, 1999, Genesys Telecommunications Laboratories, Inc. filed a complaint against us in the United States District Court for the District of Delaware. Genesys has amended its complaint to allege that our Customer Messaging System 3.0 infringes upon one or more claims of two Genesys patents. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys' fees, costs and pre- and post-judgment interest. The litigation is currently in its early stages and we have not received material information or documentation. We intend to defend ourselves from this claim vigorously and do not expect it to materially impact our results from operations. We are not currently a party to any other material legal proceedings.

WE MAY FACE HIGHER COSTS AND LOST SALES IF OUR SOFTWARE CONTAINS ERRORS

       We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the mission-critical nature of our products and services, undetected errors are of particular concern. We have only a few "beta" customers that test new features and functionality of our software before we make these features and functionalities generally available to our customers. If our software contains undetected errors or we fail to meet customers' expectations in a timely manner, we could experience:

       o loss of or delay in revenues expected from the new product and an immediate and significant loss of market share;

       o loss of existing customers that upgrade to the new product and of new customers;

       o   failure to achieve market acceptance;

       o   diversion of development resources;

       o   injury to our reputation;

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

WE INTEND TO EXPAND OUR INTERNATIONAL OPERATIONS, WHICH COULD DIVERT MANAGEMENT ATTENTION AND PRESENT FINANCIAL ISSUES

       Our international operations are located in the United Kingdom, Australia, Germany and Japan and, to date, have been limited. We plan to expand our existing international operations and establish additional facilities in other parts of the world. We may face difficulties in accomplishing this expansion, including finding adequate staffing and management resources for our international operations. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. In addition, in order to expand our international sales operations, we will need to, among other things:

       o expand our international sales channel management and support organizations;

       o   customize our products for local markets; and

       o develop relationships with international service providers and additional distributors and system integrators.

       Our investments in establishing facilities in other countries may not produce desired levels of revenues. Even if we are able to expand our international operations successfully, we may not be able to maintain or increase international market demand for our products. In addition, we have only licensed our products internationally since January 1999 and have limited experience in developing localized versions of our software and marketing and distributing them internationally. Localizing our products may take longer than we anticipate due to difficulties in translation and delays we may experience in recruiting and training international staff.

OUR GROWTH COULD BE LIMITED IF WE FAIL TO EXECUTE OUR PLAN TO EXPAND INTERNATIONALLY

       For the six month periods ended June 30, 2000 and June 30, 1999, we derived approximately 10.4% and 9%, respectively, of our total revenues from sales outside North America. We have established offices in the United Kingdom, Australia, Germany and Japan. As of June 30, 2000, we had 70 sales persons in our offices outside of North America. As a result, we face risks from doing business on an international basis, any of which could impair our internal revenues. We could, in the future, encounter greater difficulty in accounts receivable collection, longer sales cycles and collection periods or seasonal reductions in business activity. In addition, our international operations could cause our average tax rate to increase. Any of these events could harm our international sales and results of operations.

INTERNATIONAL LAWS AND REGULATIONS MAY EXPOSE US TO POTENTIAL COSTS AND
LITIGATION

       Our international operations will increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain user information, which, if applied to the sale of our products and services, could negatively impact our results of operations.

WE MAY SUFFER FOREIGN EXCHANGE RATE LOSSES

       Our international revenues are denominated in local currency. Therefore, a weakening of other currencies versus the U.S. dollar could make our products less competitive in foreign markets. We do not currently engage in currency hedging activities. We have not yet but may in the future experience significant foreign currency translation losses, especially to the extent that we do not engage in hedging.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING, IF REQUIRED, ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING COULD AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH

       We may need to raise additional funds to develop or enhance our products or services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We do not have a long enough operating history to know with certainty whether our existing cash and expected revenues will be sufficient to finance our anticipated growth. Additional financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

OUR EXECUTIVE OFFICERS AND DIRECTORS CAN EXERCISE SIGNIFICANT INFLUENCE OVER STOCKHOLDER VOTING MATTERS

       Our executive officers and directors, and their affiliates together control approximately 33.6% of our outstanding common stock. As a result, these stockholders, if they act together, will have a significant impact on all matters requiring approval of our stockholders, including the election of directors and significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the market price of our common stock.

WE HAVE ADOPTED ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY

       Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Moreover, without any further vote or action on the part of the stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if issued, might have preference over and harm the rights of the holders of common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

       Our certificate of incorporation, bylaws and equity compensation plans include provisions that may deter an unsolicited offer to purchase our company. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving our company. Furthermore, our board of directors is divided into three classes, only one of which is elected each year. Directors are removable by the affirmative vote of at least 66 2/3% of all classes of voting stock. These factors may further delay or prevent a change of control of our company.

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

IF THE INTERNET AND E-MAIL FAIL TO GROW AND BE ACCEPTED AS MEDIA OF COMMUNICATION, DEMAND FOR OUR PRODUCTS AND SERVICES WILL DECLINE

       We sell our products and services primarily to organizations that receive large volumes of e-mail and Web-based communications. Many of our customers have business models that are based on the continued growth of the Internet. Consequently, our future revenues and profits, if any, substantially depend upon the continued acceptance and use of the Internet and e-mail, which are evolving as media of communication. Rapid growth in the use of e-mail is a recent phenomenon and may not continue. As a result, a broad base of enterprises that use e-mail as a primary means of communication may not develop or be maintained. In addition, the market may not accept recently introduced products and services that process e-mail, including our products and services. Moreover, companies that have already invested significant resources in other methods of communications with customers, such as call centers, may be reluctant to adopt a new strategy that may limit or compete with their existing investments. If businesses do not continue to accept the Internet and e-mail as media of communication, our business will suffer.

FUTURE REGULATION OF THE INTERNET MAY SLOW OUR GROWTH, RESULTING IN DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES AND INCREASED COSTS OF DOING BUSINESS

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

OUR SECURITY COULD BE BREACHED, WHICH COULD DAMAGE OUR REPUTATION AND DETER CUSTOMERS FROM USING OUR SERVICES

       We must protect our computer systems and network from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which could adversely affect our ability to retain or attract customers, damage our reputation and subject us to litigation. We have been in the past, and could be in the future, subject to denial of service, vandalism and other attacks on our systems by Internet hackers. Although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may fail. Our insurance coverage in certain circumstances may be insufficient to cover losses that may result from such events.

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

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investments consist primarily of short-term municipals, which have an average fixed yield rate of 6.7%. These all mature within three months. Kana does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      On October 8, 1999, Genesys Telecommunications Laboratories, Inc. ("Genesys") filed a complaint against Kana in the United States District Court for the District of Delaware. Genesys has amended its complaint to allege that Kana's Customer Messaging System 3.0 infringes upon one or more claims of two Genesys patents. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys' fees, costs and pre- and post-judgment interest. The litigation is currently in its early stages and we have not received material information or documentation. Kana intends to defend itself from this claim vigorously and does not expect it to materially impact our results from operations. Kana is not currently a party to any other material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

SEC Registration Fee....................................  $            28,130
NASD Filing Fee.........................................                5,500
Nasdaq National Market Listing Fee......................               91,000
Printing and Engraving Expenses.........................              440,000
Legal Fees and Expenses.................................              700,000
Accounting Fees and Expenses............................              300,000
Blue Sky Fees and Expenses..............................               15,000
Transfer Agent Fees.....................................               30,000
Miscellaneous...........................................              264,370
                                                          --------------------

Total Expenses..........................................  $         1,874,000
                                                          ====================

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

          We currently estimate that we will use the remaining net proceeds as follows: 45% for marketing and distribution activities; 20% for various product development initiatives; 10% for working capital and other general corporate purposes.

     On June 12, 2000, we sold 2,500,000 shares of our common stock in a private placement transaction with entities affiliated with Putnam Investment Management, Inc., entities affiliated with The Putnam Advisory Company, Inc., entities affiliated with The Galleon Group, DWS Investments and Metzler Investments for an aggregate purchase price of $125,000,000. This private placement transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering, and we believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2). The shares of common stock sold in the private placement were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Reg. No. 333-40338) that was declared effective by the SEC on July 11, 2000. Upon resale of the common stock sold in the private placement transaction and registered under the registration statement, the selling stockholders will receive all of the proceeds from such sale. We will not receive any of the proceeds from sales by the selling stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A Special Meeting of Stockholders was held on April 18, 2000 to act on the following matters:

     1. To approve the issuance of common stock as part of the merger agreement among the Company, Silknet Software, Inc. ("Silknet") and Pitsol Acquisition Corporation. The votes cast for and against this action were 47,166,669 and 900, respectively, with 1,450 votes abstaining.

     2. To approve an amendment to increase the Company's authorized shares from 100,000,000 to 1,000,000,000. The votes cast for and against this action were 46,625,693 and 1,426,972, respectively, with 36,170 votes abstaining.

     3. To approve an amendment to the Company's 1999 Stock Incentive Plan to increase the plan by an additional 10,000,000 shares and to increase the limitation on the maximum number of shares by which the share reserve under the plan is to increase each year pursuant to the automatic share increase provisions of the plan from 4,000,000 to 6,000,000 shares. The votes cast for and against this action were 45,438,591 and 1,398,371, respectively, with 25,588 votes abstaining.

         Based on these voting results, the issuance of common stock for the acquisition of Silknet, the amendment to increase the Company's authorized shares from 100,000,000 to 1,000,000,000 and the amendment to the Company's 1999 Stock Incentive Plan to increase the plan by an additional 10,000,000 shares and to increase the limitation on the maximum number of shares by which the share reserve under the plan is to increase each year pursuant to the automatic share increase provisions of the plan from 4,000,000 to 6,000,000 shares, were approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits

                27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                (1)      On April 20, 2000, we filed a report on Form 8-K,
                         Item 4 regarding the engagement of new independent accountants.

                (2)      On May 4, 2000, we filed a report on Form 8-K,
                         Items 2, 5 and 7 regarding the acquisition of Silknet Software, Inc.

                (3) On June 15, 2000, we filed a report on Form 8-K, Items 5 and 7 regarding the sale of our common stock in a private placement transaction.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2000                    Kana Communications, Inc.



                                   /S/  MICHAEL J. MCCLOSKEY
                                   ------------------------------------
                                   Michael J. McCloskey
                                   Chief Executive Officer and Director


                                   /S/  BRIAN K. ALLEN
                                   ------------------------------------
                                   Brian K. Allen
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                   EXHIBIT INDEX TO KANA COMMUNICATIONS, INC.
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2000

Exhibit Number         Description
--------------         ------------

    27                 Financial Data Schedule