Form 10-K/A
period 1999-12-31
KANA COMMUNICATIONS INC
filed 2000-08-30
CIK 1089907

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-K/A
                                 --------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999,

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                                    000-26287
                            (COMMISSION FILE NUMBER)

                                 --------------
                            KANA COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                 --------------


              DELAWARE                                      77-0435679
    (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or Organization                      Identification No.)

                      740 BAY ROAD, REDWOOD CITY, CA 94063
               (Address of principal executive offices) (Zip Code)

                                 (650) 298-9282
              (Registrant's telephone number, including area code)
                                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. / /

     As of July 17, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,281,390,639 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Market(R) on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of August 18, 2000, the Registrant had outstanding 93,308,145 shares of Common Stock.
                                 --------------
     This Report on Form 10-K/A includes 78 pages with the Index to Exhibits located on page 56.

================================================================================

                            KANA COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

                          ANNUAL REPORT ON FORM 10-K/A
                        FOR YEAR ENDED DECEMBER 31, 1999


                                     PART I
                                                                                                        PAGE
Item 1        Business..............................................................................       3
Item 2        Properties............................................................................      15
Item 3        Legal Proceedings.....................................................................      16
Item 4        Submission of Matters to a Vote of Security Holders...................................      16

                                     PART II

Item 5        Market for the Registrant's Common Equity and Related Stockholder Matters.............      17
Item 6        Selected Consolidated Financial Data..................................................      19
Item 7        Management's Discussion and Analysis of Financial Condition and Results of
              Operations............................................................................      20
Item 7A       Quantitative and Qualitative Disclosures About Market Risk............................      42
Item 8        Financial Statements and Supplementary Data...........................................      43
Item 9        Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure............................................................................      43

                                     PART III

Item 10       Directors and Executive Officers of the Registrant....................................      44
Item 11       Executive Compensation................................................................      48
Item 12       Security Ownership of Certain Beneficial Owners and Management........................      52
Item 13       Certain Relationships and Related Transactions........................................      54

                                     PART IV

Item 14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................      56
Signatures    ......................................................................................      78

                                     PART I

       THE FOLLOWING CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. OUR ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS", ELSEWHERE IN THIS REPORT AND IN OUR OTHER PUBLIC FILINGS.

ITEM 1. BUSINESS

OVERVIEW

       We are a leading provider of integrated e-business solutions that deliver a Web-architected e-business platform and a comprehensive suite of customer-facing applications for marketing, sales and service. We define e-businesses as companies that leverage the reach and efficiency of the Internet to enhance their competitive market position, from Internet start-ups to the largest 2,000 companies in the world, commonly known as the "Global 2000." Our products and services allow companies to offer customers, business partners and businesses alike, the ability to collaborate with the company and each other to efficiently resolve their problems and to receive timely, easy to access, relevant information. By using our software products and services, e-businesses can, among other things:

       o offer a Web-based point of entry (or portals) for customers, business partners and the enterprise to give all relevant parties within an e-business their own global view of their communications and relationships;

       o deliver a managed and integrated set of communication channels, such as e-mail, Web, chat, instant messaging, voice over the Internet, phone and person-to-person;

       o provide a broad range of interaction applications that empower customers and partners to choose where, when, and how to interact with the company. These applications offer four methods of operation: assisted service, virtual assisted service, self-service and proactive service;

       o provide a suite of e-business and communications applications that integrate marketing, sales and service functions, helping e-businesses provide complete customer lifecycle solutions that engage, acquire and grow the customer base; and

       o establish an open, scaleable platform that can be easily deployed and integrated into existing applications and data sources.

       As a result, we enable e-businesses to increase sales, reduce costs and build greater customer loyalty. Our software, which consists of applications built upon our technology platform, is designed with a Web-based architecture. By Web-based, we mean that our software design is based on the unique characteristics of Internet technologies and uses Internet industry open standards, such as the Java programming language, Hypertext Mark-Up Language
(HTML), and Extensible Mark-up Language (XML). This Web-based architecture enhances the scalability of our software and enables the rapid integration of our platform with other e-business and legacy application and data systems. By integrating with databases and other enterprise systems, our technology platform functions as the software infrastructure for rapidly deploying and changing an e-business solution.

       We offer our products on both a license and a hosted basis. We also offer implementation, consulting and maintenance services to support our customers. Kana Online, our hosted application service, allows e-businesses to rapidly and efficiently deploy our integrated e-business solutions while minimizing their up-front investment in hardware, software and services.

       Our objective is to become the leading provider of mission critical Web-architected communications and relationship management software products and services for e-businesses. To achieve our objective, we intend to expand our products to enter new markets, increase our global distribution capabilities and alliances, leverage our hosted application service and continue to emphasize customer advocacy and satisfaction.

       Our customers range from Global 2000 companies pursuing an e-business strategy to rapidly growing Internet companies. The following is a representative list of our customers:
      o   eBay                    o    eToys                    o   E*Trade
      o   American Airlines       o    Ameritrade               o   Kodak
      o   The Gap                 o    barnesandnoble.com       o   Sprint PCS

       No customer accounted for 10% or more of our total revenues in 1998 or 1999.

RECENT DEVELOPMENTS

       On June 12, 2000, we sold 2,500,000 shares of our common stock for gross proceeds of $125.0 million (net proceeds of approximately $120.0 million) in a private placement transaction with entities affiliated with Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc., entities affiliated with The Galleon Group, DWS Investments and Metzler Investments. On June 28, 2000, we registered with the Securities and Exchange Commission our common stock for resale by these selling stockholders.

       On April 19, 2000, we completed a merger with Silknet Software, Inc. under which Silknet became our wholly-owned subsidiary. Silknet provides electronic relationship management software, or eRM software, that allows companies to offer marketing, sales, e-commerce and support services through a single Web site interface personalized for individual customers. Silknet's products enable a company to deliver these services to its customers over the Web through customer self-service, assisted service or immediate, direct collaboration among that company and its customers, partners, employees and suppliers. These users can choose from a variety of communications media, such as the Web, e-mail and the telephone, to do business with that company. Silknet's software can capture and consolidate data derived from all of these sources and distribute it throughout a company and to its partners to provide a single view of the customer's interaction with that company.

       In connection with the merger, each share of Silknet common stock outstanding immediately prior to the completion of the Merger was converted into the right to receive 1.66 shares of our common stock and we assumed Silknet's outstanding stock options and warrants based on the exchange ratio, issuing approximately 29.2 million shares of our common stock and reserving approximately 4.0 million shares of our common stock for Silknet options and warrants assumed by us. The transaction is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and was accounted for using the purchase method of accounting.

INDUSTRY BACKGROUND

       With the widespread adoption of the Internet, new businesses can enter and disrupt established markets virtually overnight. In this environment, most companies and customers have a variety of purchasing options and are only a click away from being able to defect to the competition. Whether a company is a Global 2000 enterprise, or a newly established Internet-based business, the ability to provide a high quality interaction and experience, and thus to establish long-term relationships and loyalty, is critical to business survival.

       Until recently, the relationships with customers and partners were based on interactions in-person, by telephone or by letter. In order to respond to these types of inquiries more effectively, many companies invested substantial resources in expensive call centers and traditional direct marketing initiatives. Call centers typically served a customer service function, employed costly technology and did not scale effectively. Traditional direct marketing is typically expensive and not highly effective in terms of conversion and response rates. With the advent of the Internet and the proliferation of e-mail, the manner through which businesses communicate has undergone a fundamental change: customers and partners are now demanding that businesses be accessible anytime and through a variety of channels, including the Web, e-mail, telephone and storefront.

       Given the emerging shift to online customer and partner interaction, traditional solutions are not addressing the fundamental changes required by e-businesses. Datamonitor reported that U.S. online businesses lost over $6.1 billion in potential e-commerce sales in 1999 alone due to lack of customer service at their Web sites. And as of October 1999, Gartner Group estimated that more than 90 percent of enterprises are not adequately prepared to handle online customer service inquiries.

       There can be negative consequences for a business if it fails to manage customer interactions effectively. These consequences can include loss of customers, increased difficulty in acquiring new customers and a deterioration of competitive position. In a recent Harris Interactive study, leading Web sites were consistently found to generate more revenue from the customers that sought and received service with the company over those customers who did not. In addition, businesses face higher operating and information technology costs without efficient and reliable management of customer and partner interactions. Perhaps most significantly, businesses may lose the opportunity to take advantage of new revenue-generating opportunities by failing to capitalize upon the wealth of information conveyed through these communications. While addressing these challenges, businesses must also be able to deploy a customer communications solution across multiple departments, to integrate the solution with existing business and legacy systems and databases and to scale the solution as volumes grow.

       As a result, businesses need to build an infrastructure so that customers, the enterprise and partners can interact effectively and efficiently. A business will then be able to enhance the customer experience by not only better servicing the customer, but by also providing communications mechanisms so its partners and the enterprise can better collaborate with each other.

       We believe that in order for companies to compete effectively in today's rapidly changing business environment, they must differentiate themselves by providing the highest quality experience for their customers and partners. To accomplish this, businesses require an integrated set of e-business solutions that:

       o allow the customer, the partner and the enterprise each a global view of its communications and relationships with the other parties;

       o empower customers to choose how, when and where to interact with the e-business;

       o establish an open, scaleable platform that can be easily deployed and integrated into existing applications and data sources;

       o broaden the opportunities for revenue generation through the extraction, analysis and management of valuable information contained within online interactions; and

       o reduce operating and information technology costs while integrating with existing e-business and legacy systems.

THE KANA SOLUTION

       Our products and services enable e-businesses to manage their e-business interactions and relationships in order to generate additional revenue opportunities, enhance customer and partner loyalty, and reduce operating and information technology costs. For those companies unwilling or unable to implement the solution themselves, Kana Online, our Web-based service, offers certain of our solution on a hosted basis.

       We believe our products and services provide the following business benefits:

       INCREASED REVENUE OPPORTUNITIES. Our software enables e-businesses to track and manage customer and business partner interactions and integrate the resulting information with relevant data contained within existing corporate databases and systems. By integrating and using information in this way, e-businesses can identify and create additional revenue-generating opportunities. For example, e-businesses can convert marketing interactions into sales by attaching highly personalized and targeted communications in electronic direct marketing campaigns, decrease shopping cart abandonment with proactive customer service and optimize the abilities of the best sales representative by automating those skills online to create highly sophisticated automated sales assistants.

       ENHANCED CUSTOMER RELATIONSHIPS. Our products and services were developed to meet the needs of both the customer and the e-business. Through personalized, Web-based points of entry for the customer and business partners, we provide a complete overview of all facets of the customer's and partner's relationship with the e-business. This unique viewpoint allows the customer to interact with the e-business on the customer's terms, whether shopping, managing his or her account or learning about products and services. This ability to collaborate seamlessly across the enterprise facilitates the generation of comprehensive, accurate and timely interactions.

       Our software also provides e-businesses with the ability to track and manage online customer interactions. E-businesses can analyze and report on this information and launch customized initiatives in response to the gathered information. We believe that the resulting improvements in the overall customer experience will enable e-businesses to significantly enhance customer retention and loyalty.

       REDUCED OPERATING AND INFORMATION TECHNOLOGY COSTS. Our products and services reduce the operating and information technology costs of e-businesses by increasing the efficiency and effectiveness of online customer and partner interactions and transactions. For instance, an e-business using our software will be able to integrate Web operations with other business computing systems, such as fulfillment, call center and supply chain systems, thereby increasing efficiency and productivity, and reducing costs. Costs may be further reduced as a result of integrating expensive telephony-based environments with the more cost-effective channels of e-mail and the Web.

       Our products use a combination of automation, business rules, artificial intelligence, workflow, analytics and advanced messaging analysis technologies to allow e-businesses to deliver information and respond to customer requests rapidly and accurately. Our open, scaleable Web-based architecture is designed to be integrated readily with e-businesses' legacy systems, extending these systems' useful lives and allowing e-businesses to avoid expensive upgrades. In addition, our hosted, Web-based service, Kana Online, allows e-businesses to utilize certain of our product while minimizing information technology infrastructure costs.

       In addition to these business benefits, our products provide e-businesses:

       o WEB-ARCHITECTED PLATFORM. Our software is developed upon a Web-based architecture that supports multiple hardware and software platforms and browser-based interfaces. Our software runs on multiple hardware platforms simultaneously in order to enhance scaleability and increase reliability. In addition, our open, standards-based software is readily deployable and integrates rapidly with existing applications and data sources.

       o PROVEN SCALABILITY AND RELIABILITY. We offer an open and scalable platform that allows rapid configuration and deployment and allows modular growth to handle large numbers of transactions and concurrent users.

       o OPEN AND STANDARDS-BASED. Our software supports open industry standards such as the Java programming language, Hypertext Mark-up Language (HTML) and Extensible Mark-up Language (XML), and integrates easily with:

           o    existing enterprise software environments;

           o    e-mail, telephony, billing and ERP systems;

           o    product and other databases; and

           o    a broad range of other information systems.

       The ability to share data across these multiple applications provides e-businesses with a powerful tool for capitalizing on their customer interactions.

       OPTIMIZE KEY BUSINESS PROCESSES. Our software is designed to optimize workflow, information and communications associated with e-business communications. Our software can be configured to trigger not only a message delivery and response but also other actions within an organization. For example, our software can alert an e-business' engineering department if the e-business receives repeat inquiries about a software defect or the human resources department if a resume is attached to a communication.

       ENHANCED PRODUCTIVITY. Our software is designed to automate key functions of e-business communications process while simultaneously providing high-quality customer communications. Users can customize the applications and access an integrated knowledge base of corporate information to handle increased message volume. Our software also provides one-click access to customer histories and all previous communications so that users can accurately target customers and provide fully informed, accurate and personalized answers that are consistent across the organization. System administrators can set preferences, routing rules and user permissions and establish address books and message queues, all on a real-time basis.

THE KANA STRATEGY

       Our objective is to become the leading provider of Web-architected communications and relationship management products and services for e-businesses. The key elements of our strategy include:

       EXTEND MARKET LEADERSHIP POSITION. Our objective is to extend our position as a leader in the e-business software market by delivering a broad range of world-class Web-architected e-business and interaction applications with a modular, flexible and scaleable platform. We intend to take advantage of our technological leadership, strategic customer base and distribution capabilities to extend our current position as a market leader. Moreover, we believe that, by broadening our suite of products and services that enable companies to interact with their customers in the most cost-effective and efficient ways possible, we can expand our market opportunities and solidify our position as a leading provider of comprehensive e-business products and services.

       EXPAND OUR SUITE OF PRODUCTS TO ENTER NEW MARKETS. We intend to expand our suite of products to include additional e-commerce and business applications in order to enter new markets. In developing these applications, we are working with our customers to identify the strategic and functional needs of e-businesses that operate in the rapidly changing Internet environment. Our focus is to develop applications that address those needs and integrate them seamlessly with our existing platform to help e-businesses establish broader and deeper customer relationships. We believe these applications will be integrated to merge e-commerce transactions with customer communications to create further revenue opportunities.

       INCREASE DISTRIBUTION CAPABILITIES. We intend to broaden and increase our distribution capabilities worldwide by combining the efforts of our direct sales force and our alliances with leading e-business service and infrastructure providers, such as Andersen Consulting, Convergys Corporation, Davox, IBM, KPMG Consulting and Siemens. By expanding existing alliances and aggressively developing new ones, we can leverage others' sales, marketing and deployment capabilities to help establish us as a worldwide provider of e-business products and services to manage online customer communications.

       ESTABLISH TECHNOLOGY LEADERSHIP WITH OPEN, SCALEABLE WEB-BASED ARCHITECTURE. Our objective is to establish our architecture as the leading technology platform and market standard for e-business products and services. To deliver the high performance required in the complex and rapidly changing e-business environment, we have designed our products to be highly scaleable, easily customizable and readily able to integrate with existing enterprise applications and systems. Our Web-based platform enables a universal customer history, allowing the enterprise to view all interactions from one location, allows the enterprise to scale to millions of daily interactions and allows for workflow and business rule adjustments in real time without disabling the entire system.

       In addition, because our Web-based architecture is based on industry standards such as Java, HTML and XML, e-businesses and third parties are able to develop and deploy new applications on top of our platform. We intend to continue to develop and enhance our advanced architecture to efficiently handle the growing volume of online customer communications while providing increased functionality across e-businesses.

       LEVERAGE HOSTED WEB-BASED APPLICATION SERVICE. We offer Kana Online, our hosted Web-based application service, for e-businesses that want to deploy an online customer interaction system rapidly and efficiently while minimizing their up-front investment in hardware, software and services. Kana Online allows us to manage important customer data and monitor realtime, hands-on customer feedback on our software. We intend to continue developing this service because this service allows us to target additional markets that are complementary to our software-based solution, provide us with recurring revenue streams and may, in the future, allow us to enter into new business opportunities. To date, revenues received from Kana Online have not been significant. Although we intend to develop and support this service, as a result of many factors, including the relative success of sales of our products and our services, we cannot accurately predict when revenues from Kana Online will become significant.

       EMPHASIZE CUSTOMER ADVOCACY AND SATISFACTION. We believe that delivering complete customer satisfaction is vital to growing our business. Our emphasis on customer advocacy and satisfaction has provided us with a strong base of referenceable customers. This strategy provides many benefits, including potentially shortened sales cycles, incremental sales opportunities to our installed-base of customers and new and improved products resulting from customer feedback. We intend to remain focused on providing the highest level of satisfaction to our customers and to continue to design our solutions to address their online customer communications needs. In addition, we intend to continue to build our professional services group, which maintains customer relationships beyond the implementation phase and is responsible for providing a superior customer experience.

PRODUCTS AND SERVICES

       OUR PLATFORM AND SUITE OF APPLICATIONS Our products are comprised of a flexible solutions platform and applications for marketing, sales and service. Together the platform and the applications create an advanced and scaleable customer-centric e-business solution. The suite of software applications consists of the Kana eBusiness Platform, Kana Service, Kana Commerce, Kana Connect, Kana I-Mail, Kana Voice, Kana Assist, Kana Advisor, Kana Phone, Kana Classify and Kana Response.

       KANA EBUSINESS PLATFORM. The Kana eBusiness Platform is an expandable platform for building, deploying and adapting software applications. The platform can service additional users by adding more hardware, allowing a company to service a growing customer base. Our platform can also be tailored and extended to add features and functionality to accommodate and integrate the way a customer requires services and the way a company does business as that company's business evolves. The Kana eBusiness Platform integrates personalized interactions, collaborations and transactions over the Web among a company and that company's customers, partners, employees and suppliers.

       KANA SERVICE. Kana Service is a customer services application that enables a company to unify all touch points with a customer into a single view that can be provided to both the customer services agent as well as the customer. Kana Service includes a case management function that enables case creation and resolution, workload management and user-defined workflows to support a company's internal customer services process.

       KANA COMMERCE. Kana Commerce application combines the Kana eBusiness Platform and Microsoft's Site Server engine and enables a company to create and manage an electronic storefront over the Web. In addition, the Kana eCommerce application integrates Kana Service with third-party e-commerce products, enabling personalized shopping, service and support through a single Web site interface for both business to consumer and business to business commerce. Kana eCommerce creates a single, unified view of the customer relationship and transactions across departments, such as marketing, sales, customer service, billing, purchasing and product development, and also among partners, employees and suppliers.

       KANA CONNECT. Kana Connect is our electronic direct marketing application that enables e-businesses to proactively deliver individually targeted messages to increase the lifetime value of customers. The application enables marketers to profile, target and engage customers in one-to-one conversations through permission-based, e-mail communication.

       KANA I-MAIL. Kana I-Mail lets e-businesses engage in one-to-one realtime communications with customers. The solution's two-way Web-based instant messaging between the company and customer provides immediate online assistance to the customer. Kana I-Mail delivers different service levels to customers based on a number of contextual factors such as the Web page the customer is browsing, the value of the items in the customer's shopping cart and the nature of the customer's question to determine the appropriate service level for that individual.

       KANA VOICE. Kana Voice allows customers to have a voice conversation with a company agent over the Internet. Customers simply click on a button and are connected with a live agent online. When a customer requests a voice conversation, a secure connection is made between the customer and the company representative using a robust communications network. Kana Voice also takes advantage of collaborative Web browsing, Web history tracking, prioritization, escalation, knowledgebase and agent and administrator features.

       KANA ADVISOR. Kana Advisor is a Web-based application that provides an electronic, or virtual, personal sales assistant who helps a customer through the online purchasing process and builds a higher level of trust and interaction between a company and its customers. This makes it possible for a company to provide consultative and expert sales assistance in a manner that can be far more cost-effective than human-assisted sales.

       KANA ASSIST. Kana Assist is an online self-service application that improves the customer experience by delivering context-sensitive answers to customer questions directly on the Web site, allowing customers to quickly and conveniently obtain answers to their questions without the intervention of a customer service representative.

     KANA PHONE. Kana Phone integrates to third-party computer telephone software applications, providing customer service representatives with a single interface to customer inquiries received over various media, including the Web, e-mail and the telephone.

     KANA CLASSIFY. Kana Classify is our advanced message classification technology that drives automated actions. Kana Classify categorizes customer messages and can automatically respond to customers, suggest responses for user review or route messages to skill-based queues.

     KANA RESPONSE. Kana Response is our e-mail and Web communications management application that assists e-businesses in responding to large numbers of inbound customer communications. Kana Response provides rule-based automation, intelligent workflow, message queuing, specialized user tools and a centralized knowledge base of issues and responses.

KANA ONLINE

     Kana Online is a Web-based application service that offers our software on a hosted basis. Kana Online provides e-businesses with access to a customized version of our software without the need to purchase, install or maintain their own server or database infrastructure. With Kana Online, we host the back-end infrastructure and the customer accesses our powerful functionality through a Web browser or by deploying Kana's Power Client.

     The hardware and core technology supporting Kana Online is pre-installed and managed at Exodus Communications, Inc., a leading provider of Internet server hosting and management solutions. We believe that Exodus is equipped to provide the security, reliability and performance required for hosting our solution through its nationwide network operating centers and high-speed wide area network backbone.

     Kana Online offers several key benefits to e-businesses:

     O LOW INITIAL INVESTMENT. E-businesses gain the benefits of the core components of our software with limited hardware and software infrastructure costs.

     O LOW COST OF USE. Because we host the back-end infrastructure for Kana Online, e-businesses keep IT administration and overhead costs low while achieving the benefits of our software.

     O SCALABILITY. Kana Online is scaleable and, because of the Kana Online fee structure, an e-business' costs will increase only as its usage increases.

     O RELIABILITY AND SECURITY. A team of dedicated professionals monitors and maintains the customer business applications in a secure environment. We actively work to promote the security of e-business data and the reliability of the Kana Online service.

     O RAPID DEPLOYMENT. Since e-businesses run our software locally, they are not responsible for purchasing and configuring the appropriate hardware and the system can often be set up in a matter of days. A Kana Online representative works with the e-business to ensure that the system is configured to meet its specific needs.

     O EASY MIGRATION. Because we offer both a hosted and licensed version of our software, e-businesses can start by using our hosted applications and convert to a premise license without disruption of their service or additional training for system users.

SERVICES

     PROFESSIONAL SERVICES. Our professional services group consists of consulting services, customer advocacy, technical support and education services.

     CONSULTING SERVICES. Our consulting services group provides a wide range of business and technical expertise to support our customers and partners during the implementation of solutions. This group brings deep functional and industry knowledge to the market as well as the technical capabilities to deliver premium consulting services for our customers and partners.

     CUSTOMER ADVOCACY. Our customer advocacy group ensures ongoing customer satisfaction with our solution. This includes providing experienced account planning to develop a long-term relationship and ensure business needs are being met as our customers evolve and grow. The group develops a satisfaction plan with our customers to ensure the successful delivery of services and resources.

     TECHNICAL SUPPORT. Our technical support group provides global support for our customers through a number of channels, including phone and e-mail, as well as access to the Kana Support Website.

     EDUCATION SERVICES. Our education services group delivers a full set of training programs for our customers and partners, including a comprehensive set of learning tracks for end users, business consultants, and developers through instructor-led, Web-based, and onsite delivery. The group also provides up-to-date information to our customers and partners through monthly newsletters, Web site FAQ's, and regional user groups.

TECHNOLOGY

     Our software incorporates industry standards, such as Java, HTML, XML, and the J2EE framework, in order to facilitate customization and to enable efficient development cycles. Our software offers both Web and Windows-based interfaces and relies on commercial application servers and database platforms to provide scalability and redundancy.

     OPEN, STANDARDS-BASED ARCHITECTURE. The architecture of our software is "open" because it relies upon industry standards that facilitate integration with customers' e-business and legacy databases and systems and the development of applications on our platform. These industry standards include:

     o    Java;

     o    JDBC (Java DataBase Connectivity);

     o    Standard relational databases from Oracle, Microsoft, and IBM;

     o    JSP (Java Server Pages);

     o    The J2EE framework; and

     o    XML, for presentation layers, metadata, and integration.

     The use of industry standards also permits our platform to be readily customized to users' preferences.

     SCALEABLE WEB-BASED ARCHITECTURE. Our software relies on a scaleable Web-based architecture. This architecture separates the different system components into logical layers, supports multiple hardware and software platforms, supports browser-based interfaces and enables the system to run on multiple hardware platforms simultaneously in order to enhance scaleability. The tiers are the presentation, user interface, workflow, business object, mail delivery, tracking and data layers.

     ADVANCED MESSAGE CLASSIFICATION TECHNOLOGIES. We have focused our research and development of advanced message classification technologies on Bayesian Network technology. Bayesian Network technology is a classification technology approach that combines machine learning with human expertise to infer conclusions about new data. Using machine learning, the system automatically builds a classification model from existing customer messages, thereby reducing the cost and time of installation and maintenance and allowing the system to improve as new issues arise. With human expertise, the system enables managers to add their knowledge selectively to the system in order to improve accuracy and adjust the model to anticipate new issues or react to them in real time. Bayesian Network technology underlies Kana Classify, which categorizes customer messages and drives system automation.

     EASE OF PLATFORM UPGRADE. Our software may be readily upgraded to new versions of our system. New versions of the software, when installed, are designed to recognize the historical data and configurations from the previous version of the system and automatically convert them to the new data format. This enables an e-business to upgrade our software without any programming or advanced technical capability.

SALES AND MARKETING

     SALES. Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and our strategic alliances. To date, we have targeted our sales efforts at the e-business divisions of Global 2000 companies and at rapidly growing Internet companies. We maintain direct sales personnel domestically in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Texas, Utah, Virginia, Washington and Washington D.C., and internationally in the United Kingdom, Germany, Australia and Japan. The direct sales force is organized into regional teams, which include both sales representatives and systems engineers. As of June 30, 2000, we employed in our sales force 70 persons in our offices outside of North America. Our office in the United Kingdom is primarily responsible for sales in Europe generally, and our office in Australia is primarily responsible for sales in Australia and Asia. Sales managers currently based in the United States handle other international sales and report to our Vice President, International. Our direct sales force is complemented by telemarketing representatives based at our headquarters in Redwood City, California and Manchester, New Hampshire.

     We complement our direct sales force with a series of reseller and sales alliances, such as those with Andersen Consulting, Convergys Corporation., Davox, KPMG Consulting, IBM and Siemens. Through these alliances we are able to leverage additional sales, marketing and deployment capabilities. In the future, we intend to expand our distribution capabilities by increasing the size of our direct sales force, establishing additional sales offices both domestically and internationally and broadening our alliance activities. See "Business--Strategic Relationships."

     MARKETING. Our marketing programs are targeted at e-businesses and are currently focused on educating our target market, generating new sales opportunities and creating awareness for our e-business customer communications software. We conduct marketing programs worldwide to educate our target market. In addition, we engage in a variety of marketing activities, including:

     o    conducting seminars;

     o    hosting regular customer events;

     o participating in industry and technology-related conferences and trade shows;

     o establishing and maintaining close relationships with recognized industry analysts;

     o conducting electronic and traditional direct mailings and ongoing public relations campaigns;

     o    managing and maintaining our Web site;

     o    conducting market research;

     o organizing and implementing electronic and traditional direct marketing; and

     o    creating and placing advertisements.

     Our marketing organization also serves an integral role in acquiring, organizing and prioritizing industry and customer feedback in order to help provide product direction to our development organizations. We have a detailed product management process that surveys customer and market needs to predict and prioritize future customer requirements, and a product marketing team dedicated to delivering product positioning and messaging. We also focus on developing a range of joint marketing strategies and programs in order to leverage our existing strategic relationships and resources. These alliances provide collaborative resources to help extend the reach of our presence in the marketplace. We intend to continue to pursue these alliances in the future.

STRATEGIC RELATIONSHIPS

     We have three types of strategic relationships: service relationships, technology relationships, and reseller and strategic sales relationships, all designed to expand our market coverage. These relationships are formal or informal agreements with third parties. We view these relationships as critical to our success in providing enterprise-wide integrated e-business products and services.

     Recently introduced, the Kana Alliance Program was developed to meet the increasing demand by companies to partner with us. The program provides partners with the tools, information and marketing benefits through which they can develop, promote and sell our products and services. Companies participate in the program at different levels based on their market presence and on mutual commitments to establishing successful relationships.

     SERVICE RELATIONSHIPS. We collaborate with systems integrators such as Andersen Consulting, CSC Consulting and KPMG Consulting. With the implementation of our Alliance Program, formal agreements are put into place for these relationships. These systems integrators are highly trained in our software and provide integration and implementation services to mutual customers.

     TECHNOLOGY RELATIONSHIPS. We have established relationships with technology partners across a variety of solution areas, including sales force automation, analytics, content management, telephony systems and IT hardware, that allow us to provide comprehensive solutions to e-businesses. These technology relationships are typically formalized in a written agreement and are focused on technology initiatives and marketing. The agreements are annually renewable, but generally may be terminated at any time by either party and do not contain penalties for nonperformance.

     RESELLER AND STRATEGIC SALES RELATIONSHIPS. We complement our direct sales force with reseller and strategic sales relationships with companies in targeted geographies and industries. Our agreements with these companies are typically in the form of value-added reseller agreements.

     In the future, we intend to establish additional strategic relationships to further broaden our product offerings and enhance our distribution channels.

     Many of the companies with which we have initiated relationships also work with competing software companies, and the success of the relationship will depend on their willingness and ability to devote sufficient resources and efforts to our products and services. Our arrangements with these parties typically are in the form of non-exclusive agreements that may be terminated by either party without cause or penalty and with limited notice. Therefore, we can provide no guarantee that any of these parties will continue their relationship with us.

CUSTOMERS

       Our customers range from Global 2000 companies pursuing an e-business strategy to rapidly growing Internet companies. As of June 30, 2000, we have licensed our solution to more than 600 customers in a variety of industries worldwide. The following is a list of customers that we believe are representative of our overall customer base:

INTERNET SERVICES             FINANCIAL                     TRAVEL
CityIndex                     Ameritrade                    American Airlines
ebay                          BankAmerica                   Canadian Airlines
eFax.com                      CBOE                          Mapquest.com
Excite@Home                   ChannelPoint                  Royal Carribean
GoTo.com                      Datek                         Skanadish Railroads
Homeshare                     DimeSavingsBank               Travel Company
iVendor                       DowJones
iVillage                      eCloser                       OTHER
JFAX.com                      E*Trade                       Coleman
Lycos                         FinancialEngines              Estee Lauder
priceline.com                 WitCapital                    Esteel
TheMotleyFool                                               Ford Motor Company
TheStreet.com                                               FuelSpot
                                                            General Motors
E-TAILING                     COMMUNICATIONS                Hewlett-Packard
barnesandnoble.com            Ameritech                     Microsoft
CDNOW                         AT&T                          S&H Greenpoints
Cendant                       BellSouth                     Shell International
Dan'sChocolates               Convergys                     The Gap
Drugstore.com                 Davox                         Utility.com
etoys                         NTL                           Williams-Sonoma
Furniture.com                 Sprint PCS
InsWeb                        Sprynet(Mindspring)
OfficeDepot                   StreamInternational
Priceline
PrintConnect
Tickets.com

       No customer accounted for 10% or more of our total revenues for 1999. Although a substantial portion of our license and service revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitment contracts, we do not depend on any ongoing commitments from our large customers.

RESEARCH AND DEVELOPMENT

       We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within our organization and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In addition, we have recruited key engineers and software developers with experience in the customer communications and internetworking markets and have complemented these individuals by hiring senior management with experience in enterprise application development, sales and deployment.

       As of June 30, 2000, 295 of our employees were engaged in research and development activities. Our success depends, in part, on our ability to enhance our existing customer interactions solutions and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective customers. Delays in bringing to market new products or their enhancements, or the existence of defects in new products or enhancements, could be exploited by our competitors. If we were to lose market share as a result of lapses in our product management, our business would suffer.

COMPETITION

     The market for our products and services is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. We currently face competition for our products from systems designed by in-house and third-party development efforts. We expect that these systems will continue to be a principal source of competition for the foreseeable future. Our competitors include a number of companies offering one or more products for the e-business communications and relationship management market, some of which compete directly with our products. For example, our competitors include companies providing stand-alone point solutions, including Annuncio, Inc., AskJeeves, Inc., Brightware, Inc., Broadbase, Inc., Digital Impact, Inc., eGain Communications Corp., E.piphany Inc., Inference Corp., Marketfirst, Inc., Live Person, Inc., Mustang Software, Inc., Responsys.com and Servicesoft, Inc. In addition, we compete with companies providing traditional, client-server based customer management and communications solutions, such as Clarify Inc. (which was recently acquired by Northern Telecom), Genesys Telecommunications Laboratories, Inc. (which was recently acquired by Alcatel), Cisco Systems, Inc., Lucent Technologies, Inc., Message Media, Inc., Oracle Corporation, Pivotal Corporation, Siebel Systems, Inc. and Vantive Corporation (which was recently acquired by PeopleSoft, Inc.). Furthermore, we may face increased competition should we expand our product line, through acquisition of complementary businesses or otherwise.

       We believe that the principal competitive factors affecting our market include a significant base of referenceable customers, the breadth and depth of a given solution, product quality and performance, customer service, core technology, product scaleability and reliability, product features, the ability to implement solutions and the value of a given solution. Although we believe that our solution currently competes favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

       Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than do we. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. See "Risk Factors--We face substantial competition and may not be able to compete effectively."

INTELLECTUAL PROPERTY

       We rely upon a combination of patent, copyright, trade secret and trademark laws to protect our intellectual property. We currently have nine U.S. patent applications pending. These patents, if allowed, will cover a material portion of our products and services. We have also filed international patent applications corresponding to four of our U.S. applications.

       In addition, we have one U.S. trademark registration and seven pending U.S. trademark registrations as well as pending trademark registrations in Australia, Canada, the European Union, India, Japan, South Korea and Taiwan. Although we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We can give no assurance that others will not develop technologies that are similar or superior to our technology.

       We generally enter into confidentiality or license agreements with our employees, consultants and alliance partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States. In addition, some of our license agreements require us to place the source code for our products into escrow. These agreements generally provide that some parties will have a limited, non-exclusive right to use this code if:

       o   there is a bankruptcy proceeding instituted by or against us;

       o   we cease to do business without a successor; or

       o   we discontinue providing maintenance and support.

       Substantial litigation regarding intellectual property rights exists in the software industry. Our software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these competitors may make a claim of infringement against us with respect to our products and technology. See "Risk Factors--We may become involved in litigation over proprietary rights, which could be costly and time consuming, and Genesys Telecommunication Laboratories, Inc., has filed an infringement suit against us."

EMPLOYEES

       As of June 30, 2000, we had 889 full-time employees, 214 of whom were in our professional services group, 287 in sales and marketing, 295 in research and development, and 93 in finance, administration and operations. We have added 791 employees between June 30, 1999 and June 30, 2000. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business.

       Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for these personnel is intense, particularly in the San Francisco Bay Area where we are headquartered. Due to the limited number of people available with the necessary technical skills and understanding of the Internet, we can give no assurance that we can retain or attract key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. See "Risk Factors--We may be unable to hire and retain the skilled personnel necessary to develop our engineering, professional services and support capabilities in order to continue to grow" and "--We may face difficulties in hiring and retaining qualified sales personnel to sell our products and services, which could harm our ability to increase our revenues in the future."

ITEM 2. PROPERTIES

       Our corporate offices are located in Redwood City, California, where we lease approximately 60,861 square feet under a lease that expires in October 2006. As of December 31, 1999, the annual base rent for this facility was approximately $1.9 million. Also, we lease approximately 88,094 square feet of space in two office buildings in Manchester, New Hampshire. The lease expires in April 2005, and we have an option to extend the lease for two additional five-year terms. In addition, we lease facilities and offices in several cities throughout the United States, including New York, New York, Westport, Connecticut, Chicago, llinois and Richardson, Texas, and internationally in the United Kingdom, Germany and Australia. The terms of these leases expire beginning in August 2000, and automatically renew unless earlier terminated. On February 11, 2000, we entered into an agreement to lease approximately 62,500 additional square feet in Redwood City, California under a lease that expires in December 2010. The annual base rent for this facility for the first year is approximately $2.4 million. We believe that our corporate office space in Redwood City and the other facilities we currently lease will be sufficient to meet our needs through at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

       On October 8, 1999, Genesys Telecommunications Laboratories, Inc. filed a complaint against us in the United States District Court for the District of Delaware. Genesys has amended its complaint to allege that our Customer Messaging System 3.0 infringes one or more claims of two Genesys patents. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys' fees, costs and pre- and post-judgment interest. The litigation is currently in its early stages and we have not received material information or documentation. We intend to fight this claim vigorously and do not expect it to impact our results from operations. We are not currently a party to any other material legal proceedings. See "Risk Factors--We may become involved in litigation over proprietary rights, which could be costly and time consuming, and Genesys Telecommunications Laboratories, Inc. has filed an infringement suit against us."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     (A)  MARKET INFORMATION AND RECENT SALES OF UNREGISTERED SECURITIES

     Our common stock is listed on the Nasdaq Stock Market under the Symbol "KANA".

     The following table sets forth the range of high and low closing sales prices for each period indicated, adjusted for the two-for-three reverse stock split effective September 1999 and the two for one forward stock split effective February 2000:

                                                                                               HIGH       LOW
                                                                                             ---------  ---------
YEAR ENDED DECEMBER 31, 1999:
   Fourth quarter.........................................................................   $ 122.50   $  24.03
   Third quarter (from September 22, 1999)................................................   $  26.13   $  22.78

     The reported last sale price of our common stock on the Nasdaq Stock Market on August 18, 2000 was $40.50. The approximate number of holders of record of the shares of our common stock was 601 as of such date. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the beneficial stockholders of the shares of Kana common stock as of August 18, 2000 was approximately 97,000.

     We have authorized common stock, $.001 par value and Preferred Stock, $.001 par value. We have not issued any Preferred Stock.

     We have not paid any cash dividends on our capital stock. We currently intend to retain our earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing credit facilities prohibit the payment of cash or stock dividends on our capital stock without the lender's prior written consent. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     We made the following unregistered sales of our common stock during the quarter ended December 31, 1999:

                                     NAME OF                       PERSONS OF CLASS
                   AMOUNT OF      UNDERWRITER OR                     OF PERSONS TO
  TRANSACTION      SECURITIES       PLACEMENT       CONSIDERATION   WHOM SECURITIES          EXEMPTION FROM
     DATE             SOLD            AGENT            RECEIVED        WERE SOLD          REGISTRATION CLAIMED
----------------  -------------  -----------------  --------------  ----------------  ------------------------------
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

--------------
(1) Pursuant to an Agreement and Plan of Reorganization dated as of December 3, 1999, by and among Kana Communications, Inc., Kong Acquisition Corp., a wholly-owned subsidiary of Kana Communications, Inc., and netDialog, Inc., on December 3, 1999 (the effective date of the acquisition), all outstanding shares of netDialog capital stock were converted into 1,120,286 shares of Kana common stock.
(2) Pursuant to an Agreement and Plan of Reorganization dated as of December 3, 1999, by and among Kana Communications, Inc., King Acquisition Corp., a wholly-owned subsidiary of Kana Communications, Inc., and Business Evolution, Inc., on December 3, 1999 (the effective date of the acquisition), all outstanding shares of Business Evolution capital stock were converted into 1,890,200 shares of Kana common stock.

     (B)  REPORT OF OFFERING SECURITIES AND USE OF PROCEEDS THERE FROM:

     On September 21, 1999, we consummated our initial public offering of common stock, $0.001 par value. The managing underwriters in the offering were Goldman Sach & Co, Hambrecht & Quist LLC and Wit Capital Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Reg. No. 333-82587) that was declared effective by the SEC on

September 21, 1999. All 7,590,000 shares of common stock registered under the registration statement, including shares covered by an over-allotment option that was exercised, were sold at a price to the public of $7.50 per share. The aggregate offering amount registered was $56,925,000. In connection with the offering, we paid an aggregate of $3,985,000 in underwriting discounts to the underwriters. In addition, the following table sets forth an approximation of all expenses incurred in connection with the offering, other than underwriting discounts. All amounts shown are approximations except for the registration fees of the SEC and the National Association of Securities Dealers, Inc.

SEC Registration Fee..............................................................................   $    28,130
NASD Filing Fee...................................................................................         5,500
Nasdaq National Market Listing Fee................................................................        91,000
Printing and Engraving Expenses...................................................................       440,000
Legal Fees and Expenses...........................................................................       700,000
Accounting Fees and Expenses......................................................................       360,000
Blue Sky Fees and Expenses........................................................................        15,000
Transfer Agent Fees...............................................................................        30,000
Miscellaneous.....................................................................................       276,370
                                                                                                     ------------
Total Expenses:...................................................................................   $ 1,946,000
                                                                                                     ============

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

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1999         1998        1997
                                                                              ------------ -----------  ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
   License.................................................................   $    10,536  $    2,014         --
   Service.................................................................         3,528         333        617
                                                                              ------------ -----------  ---------
     Total revenues........................................................        14,064       2,347        617
                                                                              ------------ -----------  ---------
Cost of revenues:
   License.................................................................           271          54
   Service.................................................................         6,610         666        253
                                                                              ------------ -----------  ---------
Total cost of revenues.....................................................         6,881         720        253
                                                                              ------------ -----------  ---------
Gross profit...............................................................         7,183       1,627        364
Operating expenses:
   Sales and marketing.....................................................        21,199       5,504        512
   Research and development................................................        12,854       5,669        971
   General and administrative..............................................         5,018       1,826        378
   Amortization of stock-based compensation................................        80,476       1,456        113
   Acquisition related costs...............................................         5,635          --         --
                                                                              ------------ -----------  ---------
     Total operating expenses..............................................       125,182      14,455      1,974
                                                                              ------------ -----------  ---------
Operating loss.............................................................      (117,999)    (12,828)    (1,610)
Other income (expense), net................................................          (744)        227         57
                                                                              ------------ -----------  ---------
     Net loss..............................................................   $  (118,743) $  (12,601)  $ (1,553)
                                                                              ============ ===========  =========
Basic and diluted net loss per share.......................................   $     (4.61) $    (2.01)  $  (0.37)
                                                                              ============ ===========  =========
Shares used in computing basic and diluted net loss per share amounts......        25,772       6,258      4,152
                                                                              ============ ===========  =========


                                                                                         DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1999         1998        1997
                                                                              ------------ -----------  ---------
                                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments..........................   $    53,217  $   14,035   $  5,594
Working capital............................................................        38,591      11,833      5,364
Total assets...............................................................        70,229      16,876      6,158
Notes payable, less current portion........................................           412         726         51
Total stockholders' equity.................................................   $    48,500  $   12,951   $  5,684

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF KANA CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. OUR ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS", ELSEWHERE IN THIS REPORT AND IN OUR OTHER PUBLIC FILINGS.

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

     Since the beginning of 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we incurred substantial losses since inception and, for the year ended December 31, 1999, incurred a net loss of $118.7 million. As of December 31, 1999, we had an accumulated deficit of $132.6 million. We believe our future success is contingent upon providing superior customer service, increasing our customer base and developing our products. We intend to invest heavily in sales, marketing, research and development, client services and infrastructure to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

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

RECENT DEVELOPMENT

     On June 12, 2000, we sold 2,500,000 shares of our common stock for gross proceeds of $125.0 million (net proceeds of approximately $120.0 million) in a private placement transaction with entities affiliated with Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc., entities affiliated with The Galleon Group, DWS Investments and Metzler Investments. On June 28, 2000, we registered with the Securities and Exchange Commission our common stock for resale by these selling stockholders.

     On April 19, 2000, we completed a merger with Silknet Software, Inc. under which Silknet became our wholly-owned subsidiary. Silknet provides electronic relationship management software, or eRM software, that allows companies to offer marketing, sales, e-commerce and support services through a single Web site interface personalized for individual customers. Silknet's products enable a company to deliver these services to its customers over the Web through customer self-service, assisted service or immediate, direct collaboration among that company and its customers, partners, employees and suppliers. These users can choose from a variety of communications media, such as the Web, e-mail and the telephone, to do business with that company. Silknet's software can capture and consolidate data derived from all of these sources and distribute it throughout a company and to its partners to provide a single view of the customer's interaction with that company.

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

     This report relates to Kana's financial and operating condition for the year ended December 31, 1999. For further information about the Silknet merger and other more recent developments, please see our Registration Statements on Forms S-4 and S-1, quarterly reports on 10-Q and other reports filed with the SEC.

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

                                                                     QUARTER ENDED
                                                                   -------------------
                                                                                          JUNE    SEPT.
                                   MAR. 31,  JUNE 30,  SEPT. 30,    DEC. 31,    MARCH      30,     30,    DEC. 31,
                                     1999      1999       1999        1999    31, 1998    1998    1998     1998
                                   --------  --------  ----------  ---------  --------  ------- -------- --------
                                                                     (IN THOUSANDS)
CONSOLIDATED STATEMENT OF
   OPERATIONS DATA:
Revenues:
   License.......................   $ 1,209   $ 1,821   $   2,781   $  4,725   $   161    $ 464  $   600  $   788
   Service.......................       280       517         998      1,733        25       89      139       80
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
       Total revenues............     1,489     2,338       3,779      6,458       186      553      739      868
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
Cost of revenues:
   License.......................        34        38          52        147         4       12       17       21
   Service.......................       498       851       2,191      3,070        36       63      225      342
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
       Total cost of revenues....       532       889       2,243      3,217        40       75      242      363
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
Gross profit.....................       957     1,449       1,536      3,241       146      478      497      505
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
Operating expenses:
   Sales and marketing...........     2,479     4,180       5,482      9,058       586    1,218    1,723    1,977
   Research and development......     2,329     2,732       3,384      4,409       918    1,023    1,787    1,941
   General and administrative....       725     1,086       1,402      1,805       255      443      529      599
   Amortization of deferred
     stock-based compensation....       520     2,734       3,377     73,845       200      277      405      575
   Acquisition related costs.....        --        --         910      4,725        --       --       --       --
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
       Total operating expenses..     6,053    10,732      14,555     93,842     1,959    2,961    4,444    5,092
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
Operating loss...................    (5,096)   (9,283)    (13,019)   (90,601)   (1,813)  (2,483)  (3,947)  (4,587)
Other income, net................      (125)     (394)       (231)         6        43       24       51      109
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
Net loss.........................   $(5,221)  $(9,677)  $ (13,250)  $(90,595)  $(1,770) $(2,459) $(3,896) $(4,478)
                                    ========  ========  ==========  =========  ========  ======= ======== ========

AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
   License.......................      81.2%     77.9%       73.6%      73.2%     86.6%    83.9%    81.2%    90.8%
   Service.......................      18.8      22.1        26.4       26.8      13.4     16.1     18.8      9.2
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
       Total revenues............     100.0     100.0       100.0      100.0     100.0    100.0    100.0    100.0
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
Cost of revenues:
   License.......................       2.3       1.6         1.4        2.3       2.2      2.2      2.3      2.4
   Service.......................      33.4      36.4        58.0       47.5      19.4     11.4     30.4     39.4
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
       Total cost of revenues....      35.7      38.0        59.4       49.8      21.5     13.6     32.7     41.8
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
Gross profit.....................      64.3      62.0        40.6       50.2      78.5     86.4     67.3     58.2
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
Operating expenses:
   Sales and marketing...........     166.5     178.8       145.1      140.3     315.1    220.3    233.2    227.8
   Research and development......     156.4     116.9        89.5       68.3     493.5    185.0    241.8    223.6
   General and administrative....      48.7      46.4        37.1       27.9     137.1     80.1     71.6     69.0
   Amortization of deferred
     stock-based compensation....      34.9     116.9        89.4   1,143.45     107.5     50.1     54.8     66.2
   Acquisition related costs.....        --        --        24.1       73.2        --       --       --       --
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
       Total operating expenses..     406.5     459.0       385.2    1,453.1   1,053.2    535.4    601.4    586.6
Operating loss...................    (342.2)   (397.0)     (344.5)  (1,402.9)   (974.7)  (449.0)  (564.1)  (528.5)
Other income, net................      (8.4)    (16.9)       (6.1)       0.1      23.1      4.3      6.9     12.6
                                    --------  --------  ----------  ---------  --------  ------- -------- --------
       Net loss..................    (350.6)%  (413.9)%    (350.6)% (1,402.8)%  (951.6)% (444.7)% (527.2)% (515.9)%
                                    ========  ========  ==========  =========  ========  ======= ======== ========

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

RESULTS OF OPERATIONS

       The following table sets forth the results of operations for the periods presented expressed as a percentage of total revenues.

                                                    YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1999      1998       1997
                                                  ---------  --------   -------
Revenues:
     License....................................      74.9%     85.8%       --%
     Service....................................      25.1      14.2     100.0
                                                  ---------  --------   -------
       Total revenues...........................     100.0     100.0     100.0
                                                  ---------  --------   -------
Cost of revenues:
   License......................................       1.9       2.3        --
   Service......................................      47.0      28.4      41.0
                                                  ---------  --------   -------
       Total cost of revenues...................      48.9      30.7      41.0
                                                  ---------  --------   -------
Gross profit....................................      51.1      69.3      59.0
Operating expenses:
   Sales and marketing..........................     150.7     234.5      83.0
   Research and development.....................      91.4     241.6     157.4
   General and administrative...................      35.7      77.8      61.3
   Amortization of stock-based compensation.....     572.2      62.0      18.3
   Acquisition related costs....................      40.1        --        --
                                                  ---------  --------   -------
       Total operating expenses.................     890.1     615.9     320.0
                                                  ---------  --------   -------
Operating loss..................................    (839.0)   (546.6)    261.0
                                                  ---------  --------   -------
Other income, (expense) net.....................      (5.3)      9.7       9.2
                                                  ---------  --------   -------
       Net loss.................................    (844.3)%  (536.9)%  (251.8)%
                                                  =========  ========   =======


     OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

REVENUES

       Total revenues increased by 500% to $14.1 million for the year ended December 31, 1999 from $2.3 million for the year ended December 31, 1998, primarily as a result of increased license revenue. License revenues increased by 423% to $10.5 million for the year ended December 31, 1999 from $2.0 million for 1998. This increase in license revenue was due primarily to increased market acceptance of our products, expansion of our product line and increased sales generated by our expanded sales force. Total headcount in our sales department increased to 93 people at December 31, 1999 from 20 people at December 31, 1998. License revenue represented 75% of total revenues for the year ended December 31, 1999 and 86% of total revenues for 1998.

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

       Total revenues increased by 280% to $2.3 million for the year ended December 31, 1998 from $617,000 for 1997, primarily because we began recognizing license revenues in February 1998. License revenue represented 86% of total revenues for the year ended December 31, 1998. No license revenues were recognized in 1997. License revenue resulted from introduction of our product line and growing market acceptance of our software products.

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

       Cost of service revenues consists primarily of personnel, facilities and system costs incurred in providing customer support and with building our customer service organization. Cost of service revenues increased by 893% to $6.6 million in 1999 from $666,000 in 1998. The growth in cost of service revenues was attributable primarily to an increase in personnel dedicated to support our growing number of customers and related recruiting and travel expenses as well as facility expenses and system costs. As a percentage of service revenues, cost of service revenues was 187% in 1999 and 200% in 1998.

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

       Cost of service revenues increased by 163% to $666,000 for the year ended December 31, 1998 from $253,000 in 1997. The growth in cost of service revenues was attributable primarily to an increase in personnel dedicated to support our growing number of customers and related facility expenses and system costs. We further expect our cost of service expenses to increase due to its recent mergers and anticipated growth. As a percent of service revenues, cost of service revenues was 200% in 1998 and 41% in 1997.

       We anticipate that the cost of license revenue will increase in absolute dollars as our licenses additional technologies, although cost of license revenue will vary as a percentage of license revenue from period to period. We anticipate that cost of service revenue will increase in absolute dollars.

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

       RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by 127% to $12.9 million for the year ended December 31, 1999 from $5.7 million for the year ended December 31, 1998. This increase was attributable primarily to the addition of personnel associated with product development and related benefits and recruiting costs and related consulting expenses. As a percentage of total revenues, research and development expenses were 91% for the year ended December 31, 1999 and 242% for the year ended December 31, 1998. This decrease in research and development expense as a percent of total revenues was due primarily to the increase in total revenues over the period. We expect to continue to make substantial investments in research and development and anticipates that research and development expenses will continue to increase in absolute dollars, but will vary as a percentage of total revenues from period to period. We further expect our research and development expenses to increase due to our recent mergers.

       Research and development expenses increased by 484% to $5.7 million for the year ended December 31,1998 from $971,000 for 1997. The increase was attributable primarily to the addition of personnel associated with product development. As a percentage of total revenues, research and development expenses were 242% in 1998 and 157% in 1997.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting and other general corporate expenses. General and administrative expenses increased by 175% to $5.0 million for the year ended December 31, 1999 from $1.8 million for the year ended December 31, 1998, due primarily to increased personnel, consultants, facilities expenses and outside services necessary to support our growth. As a percentage of total revenues, general and administrative expenses were 36% for the year ended December 31, 1999 and 78% for 1998. This decrease in general and administrative expenses as a percent of total revenues from 1999 to 1998 was due primarily to the proportionately greater increase in total revenues than general and administrative expenses over the period. We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incurs additional costs related to the anticipated growth of our business and operation as a public company. We further expect our general and administrative expenses to increase due to our recent mergers and anticipated growth. However, we expect that these expenses will vary as a percentage of total revenues from period to period.

       General and administrative expenses increased by 383% to $1.8 million for the year ended December 31, 1998 from $378,000 for the year ended December 31, 1997. The increase was due primarily to the addition of management and financial personnel necessary to support our growth. As a percentage of total revenues, general and administrative expenses were 78% in 1998 and 61% in 1997.

AMORTIZATION OF STOCK-BASED COMPENSATION

       In connection with the granting of stock options to its employees, we recorded stock-based compensation totaling approximately $97.0 million through December 31, 1999. This amount represents the total difference between the exercise prices of stock options and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

       The amortization of stock-based compensation by operating expense is detailed as follows (in thousands):

                                                  YEARS ENDED, DECEMBER 31,
                                                ------------------------------
                                                   1999        1998     1997
                                                ------------ --------- -------
Cost of service..............................   $    19,752  $    143  $   13
Sales and marketing..........................        34,000       564      52
Research and development.....................        19,864       438      31
General and administrative...................         6,860       311      17
                                                ------------ --------- -------
   Total.....................................   $    80,476  $  1,456  $  113
                                                ============ ========= =======

       Subsequent to the mergers with Business Evolution and netDialog, we granted options to certain employees hired from the acquired companies for an exercise price below the fair market value of the common stock. These options immediately vested on the date of grant. The difference between the market value of the underlying common stock and the exercise price of the options was recorded as compensation expense in the fourth quarter of 1999 in the amount of approximately $60.4 million.

ACQUISITION RELATED COSTS

       In connection with the merger with Connectify, we recorded a charge for merger integration costs of $1.2 million consisting primarily of transaction fees for attorneys and accountants of approximately $390,000 and employee severance benefits and facility related costs of $780,000 in 1999. As of December 31, 1999, we had $30,000 remaining in accrued merger expenses, which we expect to pay by the first quarter of 2000.

       In connection with the mergers with Business Evolution and netDialog, we recorded a nonrecurring charge for merger integration costs of $4.5 million, consisting primarily of transaction fees for attorneys and accountants of approximately $1.5 million, advertising and announcements of $1.7 million incurred as of December 31, 1999, charges for the elimination of duplicate facilities of approximately $840,000 and severance costs and certain other related costs of approximately $433,000. As of December 31, 1999, we had $3,118,000 remaining in accrued acquisition related costs, which we expect to pay during 2000.

OTHER INCOME (EXPENSE)

       Other income (expense) consists primarily of interest earned on cash and short-term investments, offset by interest expense related to warrants issued to convertible debt holders. Other income (expense) decreased by 428% to an expense of $744,000 for the year ended December 31, 1999 from income of $227,000 for 1998. The decrease in other income (expense) was due primarily to interest expense associated with warrants issued to convertible debt holders offset by increased interest income earned on higher average cash balances.

       Other income, net increased by 298% to $227,000 for the year ended December 31, 1998 from $57,000 for 1997. The increase was due primarily to an increase in interest income earned on higher balances of cash and short-term investments primarily from our Series C preferred stock financing in September 1998.

PROVISION FOR INCOME TAXES

       We have incurred operating losses for all periods from inception through December 31, 1999, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

       As of December 31, 1999, we had net operating loss carryforwards for federal and state tax purposes of approximately $44.0 million and $34.6 million, respectively. These federal and state loss carryforwards are available to reduce future taxable income. The federal loss carryforwards expire at various dates into the year 2019. Under the provisions of the Internal Revenue Code, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

NET LOSS

       Our net loss was $118.7 million, $12.6 million and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. We have experienced substantial increases in our expenditures since inception consistent with growth in our operations and personnel. In addition, stock based compensation charges have contributed to the significant increase in net loss during 1999. We anticipate that our expenditures will continue to increase in the future. Although our revenue has grown in recent quarters, we cannot be certain that it can sustain this growth or that it will generate sufficient revenue to attain profitability.

LIQUIDITY AND CAPITAL RESOURCES

       In September 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $51.1 million. Prior to the offering, we financed our operations primarily from private sales of convertible preferred and common stock totaling $40.8 million and, to a lesser extent, from bank borrowings and lease financing.

       Our operating activities used $25.7 million of cash for the year ended December 31, 1999, which is primarily attributable to net losses experienced during this period excluding amortization of stock-based compensation as we invested in the development of our products, expanded our sales force and expanded our infrastructure to support our growth. Our operating activities used $10.1 million of cash for the year ended December 31, 1998, which is primarily attributable to net losses experienced during this period, excluding amortization of stock-based compensation.

       Our investing activities, consisting of purchases of computer equipment, furniture, fixtures and leasehold improvements to support our growing number of employees and net purchases of short-term investments, used $44.4 million of cash for the year ended December 31, 1999. Our investing activities used $1.4 million of cash for the year ended December 31, 1998, which is primarily due to purchases of computer equipment, furniture, fixtures and leasehold improvements.

       Our financing activities generated $75.0 million in cash for the year ended December 31, 1999, primarily from the net proceeds of our initial public offering, net proceeds from private sales of preferred and common stock, and net proceeds from debt arrangements. Our financing activities generated $20.0 million in cash for the year ended December 31, 1998, primarily from the net proceeds from private sales of preferred stock.

       At December 31, 1999, we had cash and cash equivalents aggregating $18.7 million and short-term investments totaling $34.5 million. A portion of our short-term investments secure three letters of credit totalling $1,806,000, issued in connection with the lease of our corporate office and two other offices. We had a line of credit totaling $3.0 million, which is secured by all of Kana's assets, bears interest at the bank's prime rate (8.5% as of December 31, 1999), and expires in May 2000. Our total bank debt was $1.2 million at December 31, 1999. In October 1999, we issued $2.8 million of subordinated promissory notes which bear an annual interest rate of 10%. These were paid in the first quarter of 2000.

       Our capital requirements depend on numerous factors. We expect to devote substantial resources to continue our research and development efforts, expand our sales, support, marketing and product development organizations, establish additional facilities worldwide and build the infrastructure necessary to support our growth. We have experienced substantial increases in our expenditures since inception consistent with growth in operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that our current cash and projected revenues will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in order to fund more rapid expansion, including significant increases in personnel and office facilities; to develop new or enhance existing services or products; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any financing may be dilutive to existing investors.

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

       In the fourth quarter of 1998 we initiated a Year 2000 compliance program. The program was directed by our quality assurance group. Kana's quality assurance group was charged with identifying issues of potential risk within each department and making the appropriate evaluation, modification, upgrade or replacement. Members of the quality assurance group have worked with members of each of our principal internal divisions in the course of assessing Year 2000 compliance.

       We have not observed any Year 2000 related problems with our business or products as of this date. However, computer experts have warned that there may still be residual consequences of the change in centuries and any Year 2000 difficulties could result in a decrease in sales of our products, an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with the dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to Year 2000 problems.

       SCOPE OF YEAR 2000 ASSESSMENT

       The scope of Kana's Year 2000 compliance program included testing the Kana platform and the IT and non-IT systems used at our corporate office in Redwood City, California. Our other sales offices use the same third-party hardware and software systems as those in the Redwood City office. Accordingly, the quality assurance group determined that it would not conduct an independent review of those systems. The operational areas under investigation included:

       o   products;

       o   software applications;

       o   facilities;

       o   suppliers and vendors; and

       o   computer systems.

       We have not observed any significant Year 2000 related problems as of this date.

       BUDGET AND SCHEDULE

       We funded our Year 2000 plan from available cash and has not separately accounted for these expenses. To date, external expenditures for Year 2000 compliance have totaled less than $20,000. Because our products were designed to be Year 2000 compliant, most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the internal evaluation process and Year 2000 compliance matters generally. We may experience unanticipated, material problems and expenses associated with Year 2000 compliance that could harm our business. Finally, we are also subject to external forces that might generally affect industry and commerce, such as Year 2000 compliance failures by utility or transportation companies and related service interruptions.

       We have completed the evaluation of our products and our third-party software systems.

       PRODUCTS

       We have tested the products shipped to date. Our testing determined that these products are capable of properly distinguishing between 20th and 21st century dates, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with these products are also capable of properly distinguishing between 20th and 21st century dates.

       THIRD-PARTY HARDWARE AND SOFTWARE SYSTEMS AND SERVICES

       We evaluated all of the critical third-party systems and software we use in our business. We received written statements of Year 2000 compliance from substantially all of the providers of hardware used in our business. We have identified approximately 20 different software vendors that provide software products in our business. If any of the compliance statements received from our third-party software or hardware providers are false, our internal systems and ability to ship our product would be materially harmed.

       We obtained written compliance statements as to Year 2000 compliance from our hosting service provider and our other third-party service providers, including our Internet service providers, cellular telephone providers and all of our utilities. We received compliance statements from such entities without additional expenditures by December 31, 1999.

       CONTINGENCY PLAN

       We may discover residual Year 2000 compliance problems in our systems that will require substantial revision. In addition, third-party software, hardware or services incorporated into our products and services may need to be revised or replaced, all of which could be time-consuming and expensive and result in the following, any of which could adversely affect our business:

       o   delay or loss of revenue;

       o   cancellation of customer contracts;

       o   diversion of development resources;

       o   damage to our reputation;

       o   increased service and warranty costs; and

       o   litigation costs.

       We did not experience any significant disruptions to its business, results of operations, or products as a result of the transition from 1999 to 2000. We plan to retain our Year 2000 contingency plans in case of any potential Year 2000 related events that may arise in the first half of 2000, including any Year 2000 problems encountered by Kana's customers and third-party providers. We believe we have taken the steps necessary to understand and resolve Year 2000 issues; however, failure to adequately address all known and unknown Y2K readiness issues could result in, among other things, unforseen operating expenses and lower net income.

       Our failure to fix or replace our third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions.

       Kana has not observed any significant problems with Year 2000 as of this date.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments - Deferral of the Effect Date of SFAS Statement No. 133." SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. We will adopt SFAS 133 in 2001. We expect the adoption of SFAS 133 will not affect results of our operations, financial position or cash flows.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 is effective in the quarter beginning October 1, 2000. We do not believe SAB 101 will have a material impact on our results of operations, financial position or cash flows.

       In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25." This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation has not and will not have a material impact on our results of operations, financial position or cash flows.

                                  RISK FACTORS

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

       THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT RATHER ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT OUR BUSINESS AND INDUSTRY, OUR BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", ESTIMATES" AND VARIATIONS OF THESE WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, ARE DIFFICULT TO PREDICT AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DESCRIBED IN "RISKS RELATED TO OUR BUSINESS", "RISKS RELATED TO OUR INDUSTRY" AND ELSEWHERE IN THIS REPORT. FORWARD-LOOKING STATEMENTS THAT WERE TRUE AT THE TIME MADE MAY ULTIMATELY PROVE TO BE INCORRECT OR FALSE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH REFLECT OUR MANAGEMENT'S VIEW ONLY AS OF THE DATE OF THIS REPORT. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


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

WE HAVE COMPLETED FOUR MERGERS IN THE PAST ELEVEN MONTHS, AND THOSE MERGERS MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND MANAGEMENT DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL AND OPERATIONS

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

       In particular, in July 2000, the lockup agreement executed by the affiliates of Kana and Silknet elapsed and such stockholders are eligible to sell all vested shares. In addition, on August 14, 2000, shares held by former Connectify stockholders became eligible for sale under Rule 144. Also in July 2000, we filed a registration statement that allows the resale of shares held by former netDialog and Business Evolution stockholders in accordance with the terms of those merger agreements.

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

THE INTEGRATION OF OUR NEW PRESIDENT, VICE PRESIDENT OF DEVELOPMENT, VICE PRESIDENT OF MARKETING, CHIEF FINANCIAL OFFICER, VICE PRESIDENT OF HUMAN RESOURCES, VICE PRESIDENT OF EBUSINESS SERVICES AND VICE PRESIDENT OF REALTIME INTO OUR MANAGEMENT TEAM MAY INTERFERE WITH OUR OPERATIONS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States and sell these products in North America, Europe, Asia and Australia. Generally, Our sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge against foreign exchange risk.

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investments consist primarily of short-term municipals and commercial paper, which have an average fixed yield rate of 6%. These all mature within six months. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with related notes and the report of KPMG LLP, independent auditors, are set forth on the pages indicated in Item 14, and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     KPMG LLP was previously our principal accountants. On March 22, 2000, we and KPMG LLP mutually agreed to terminate KPMG LLP's appointment as principal accountants due to an anticipated business relationship between our two companies. The decision to change accountants was approved by the audit committee of our board of directors. In connection with the audits of the fiscal years ended December 31, 1998 and 1999, and the subsequent interim period through March 22, 2000, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The audit reports of KPMG LLP on our consolidated financial statements as of and for the years ended December 31, 1998 and 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     Effective April 19, 2000, PricewaterhouseCoopers LLP was engaged as our independent accountants. Prior to April 19, 2000, we had not consulted with PricewaterhouseCoopers LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that PricewaterhouseCoopers LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. Additionally, prior to April 19, 2000, we had not consulted with PricewaterhouseCoopers LLP regarding any matter that was either the subject of a disagreement, or a reportable event.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding our executive officers and directors (including ages as of August 18, 2000):

NAME                                          AGE                            POSITION
----                                          ---                            --------
Michael J. McCloskey.......................   44   Chief Executive Officer and Chairman of the Board of Directors
James C. Wood .............................   43   President and Director
Brian K. Allen ............................   39   Chief Financial Officer
Ian P. Cavanagh............................   34   Vice President, Business Development
Nigel K. Donovan...........................   44   Vice President, Development
Alexander E. Evans.........................   43   Vice President, International
David B. Fowler............................   46   Vice President, Corporate Marketing
Paul R. Holland............................   39   Vice President, Worldwide Sales
William R. Phelps..........................   38   Vice President, Professional Services
Toya A. Rico...............................   40   Vice President, Human Resources
Michael R. Wolfe...........................   32   Chief Technology Officer
David M. Beirne............................   36   Director
Robert W. Frick............................   63   Director
Mark S. Gainey ............................   32   Director
Eric A. Hahn...............................   40   Director
Charles A. Holloway, Ph.D..................   64   Director
Steven T. Jurvetson........................   33   Director

     MICHAEL J. MCCLOSKEY. Mr. McCloskey joined us in June 1999 as Chief Executive Officer and a director, and currently serves as our Chairman of the Board of Directors. Prior to joining us, from September 1996 to February 1999, Mr. McCloskey served in various positions with Genesys Telecommunications Laboratories, Inc., a provider of enterprise interaction management software, including President from July 1998 to December 1998, Chief Operating Officer from September 1997 to July 1998 and Vice President, Finance and International, Chief Financial Officer and Secretary from September 1996 to July 1998. From May 1995 to September 1996, he served as Vice President, Finance, Chief Financial Officer and Vice President, Operations at Network Appliance, Inc., a network data storage device company. From September 1993 to May 1995, Mr. McCloskey served as Executive Vice President and Chief Financial Officer at Digital Microwave Corporation, a telecommunications company. From 1991 to 1993, Mr. McCloskey was the Chief Operating Officer and a member of the board of directors of Wavefront Technologies, a 3-D graphics visualization software development company. Mr. McCloskey holds a B.S. in Business Administration from Santa Clara University.

     JAMES C. WOOD. Mr. Wood joined us in April 2000 as a director in connection with our acquisition of Silknet Software, Inc. and has served as our President since May 2000. Mr. Wood founded Silknet in March 1995 and served as its Chairman of the Board, President and Chief Executive Officer. From January 1988 until November 1994, Mr. Wood served as President and Chief Executive Officer of CODA Incorporated, a subsidiary of CODA Limited, a financial accounting software company. Mr. Wood also served as a director of CODA Limited from November 1988 until November 1994. Mr. Wood holds a B.S. in Electrical Engineering from Villanova University.

     BRIAN K. ALLEN. Mr. Allen joined us in April 2000 as Chief Financial Officer. Prior to joining us, from 1983 until 1986 and from 1989 to April 2000, Mr. Allen was with KPMG LLP, and was admitted to the partnership in 1995. From 1986 to 1989, Mr. Allen was a member of the staff of the Division of Corporation Finance at the Securities and Exchange Commission. Mr. Allen holds a B.S. in Business Administration from the University of Montana and is a CPA.

     IAN P. CAVANAGH. Mr. Cavanagh joined us in July 1999 as Vice President, Business Development. Prior to joining us, from February 1996 to July 1999, Mr. Cavanagh served in various management roles at Genesys Telecommunications Laboratories, Inc., a provider of enterprise interaction management software, most recently as Vice President, Asia Pacific and Managing Director, Canada. From 1994 to February 1996, Mr. Cavanagh served as

Senior Manager-Call Centre Service Development with the New Brunswick Telephone Company. Prior to 1994, Mr. Cavanagh served as Senior Manager-Service Development with Stentor Canadian Network Management, an alliance of Canadian telecommunication service providers. Previously, Mr. Cavanagh held several engineering positions with NBTel. Mr. Cavanagh holds a Bachelor of Electrical Engineering from the Technical University of Nova Scotia and Acadia University.

     NIGEL K. DONOVAN. Mr. Donovan joined us in April 2000 as Vice President, Development in connection with our acquisition of Silknet Software, Inc. Prior to joining us, from February 1999 to April 2000, Mr. Donovan served as Senior Vice President and Chief Operating Officer of Silknet. From November 1995 to February 1999 Mr. Donovan served as Silknet's Vice President--Professional Services. From November 1996 to October 1998, he also served as Silknet's Treasurer and from May 1997 to October 1998 as its Chief Financial Officer. In addition, Mr. Donovan served as director of Silknet from October 1996 to February 1999. From March 1988 until October 1995, Mr. Donovan served as Vice President--Professional Services of CODA Incorporated. Mr. Donovan holds a B.A. in Accounting and Finance from the London School of Business Studies.

     ALEXANDER E. EVANS. Mr. Evans joined us in July 1999 as Vice President, International. Prior to joining us, from May 1994 to July 1999, Mr. Evans served as the Managing Director, Europe for Genesys Telecommunications Laboratories, Inc., with responsibility for Europe, Middle East and Africa. Prior to May 1994, Mr. Evans served in various managerial and sales capacities at Digital Systems Ltd., a company that supplies outbound predictive dialers. Previously, Mr. Evans served in various managerial, technical and marketing positions at Digital Equipment Corp. Prior to his employment by Digital Equipment, Mr. Evans worked in various technical and project roles involving material requirement planning, process control and automated manufacturing systems at Dupont, Inc., Mars Electronics Ltd. and Metal Box PLC. Mr. Evans holds a degree in Electronics from John Moore University, England.

     DAVID B. FOWLER. Mr. Fowler joined us in April 2000 as Vice President, Corporate Marketing in connection with our acquisition of Silknet Software, Inc. Prior to joining us, from April 1999 to April 2000, Mr. Fowler served as Vice President--Marketing of Silknet. From April 1995 to March 1999, Mr. Fowler served as Vice President--Sales and Marketing for Gradient Technologies, a software company. From December 1993 to March 1995, Mr. Fowler served as Vice President--Sales and Marketing for FTP Software. Mr. Fowler holds a B.S. in Computer Science from Worcester Polytechnic Institute and an M.B.A. from New York University.

     PAUL R. HOLLAND. Mr. Holland joined us in December 1997 as Vice President, Worldwide Sales. Prior to joining us, from September 1994 to September 1997, Mr. Holland worked at Pure Atria Corporation (now Rational Software Corporation), a software tools company, most recently as its Vice President, Europe. From June 1992 to September 1994, Mr. Holland held various sales positions at Pure Atria Corporation (then Pure Software Corporation). From 1988 to 1992, Mr. Holland was director of marketing and sales for Rothchild Consultants, a high technology market research company. Mr. Holland holds a B.S. in Public Administration from James Madison University, an M.A. in Foreign Affairs from the University of Virginia and an M.B.A. from the University of California at Berkeley.

     WILLIAM R. PHELPS. Mr. Phelps joined us in December 1998 as Vice President, Professional Services. Prior to joining us, from March 1997 to November 1998, Mr. Phelps served as Vice President, Professional Services for CrossWorlds Software, Inc., an application integration software company. From January 1994 to February 1997, Mr. Phelps served as a principal consultant at Booz, Allen & Hamilton, a management consulting firm. Mr. Phelps holds a B.S. in Industrial Engineering from Stanford University.

     TOYA A. RICO. Ms. Rico joined us in January 2000 as Vice President, Human Resources. Prior to joining us, from October 1996 through May 1999, Ms. Rico served as Director, Human Resources at Adaptec, Inc., a bandwidth management company. From May 1988 through September 1996, Ms. Rico served in a variety of human resources management positions at 3Com Corporation, a computer networking company. Ms. Rico holds a B.A. in Communications from California State University, San Francisco.

       MICHAEL R. WOLFE. Mr. Wolfe joined us in May 1997 and served as Director of Engineering until April 1998, as Vice President, Engineering from April 1998 through April 2000 and is currently our Chief Technology Officer. Prior to joining us, from March 1995 to February 1997, Mr. Wolfe served as Director of Engineering at Internet Profiles Corporation, an Internet marketing company. From February 1994 to March 1995, Mr. Wolfe was an associate at Wells Fargo Nikko, specializing in software development. From June 1991 to February 1994, Mr. Wolfe was a software programming analyst at Goldman, Sachs & Co. Mr. Wolfe has taught computer science at Stanford University and the University of California at Berkeley. Mr. Wolfe holds a B.S. and M.S. in Computer Science from Stanford University.

     DAVID M. BEIRNE. Mr. Beirne has served as one of our directors since September 1997. Mr. Beirne has been a Managing Member of Benchmark Capital, a venture capital firm, since June 1997. Prior to joining Benchmark Capital, Mr. Beirne founded Ramsey/Beirne Associates, an executive search firm, and served as its Chief Executive Officer from October 1987 to June 1997. Mr. Beirne serves on the board of directors of Scient Corporation, PlanetRx.com, Inc., Webvan Group, Inc., 1-800-FLOWERS.COM, Inc., and several private companies. Mr. Beirne holds a B.S. in Management from Bryant College.

     ROBERT W. FRICK. Mr. Frick has served as one of our directors since August 1999. Mr. Frick previously served as the Vice Chairman of the Board, Chief Financial Officer and head of the World Banking Group for Bank of America, as Managing Director of BankAmerica International, and as President of Bank of America's venture capital subsidiary. He is now retired. Mr. Frick previously served as a director of Connectify, Inc. from its founding to its acquisition by us, and he currently serves on the board of directors of six private companies. Mr. Frick holds a B.S. in Civil Engineering and an M.B.A. from Washington University in St. Louis, Missouri.

     MARK S. GAINEY. Mr. Gainey co-founded our company in January 1996, has served as a director since January 1996, served as our Chief Executive Officer from January 1996 to June 1999, served as our President from January 1996 through April 2000 and served as our Chairman of the Board of Directors from April 2000 through June 2000. Prior to co-founding our company, from April 1991 to September 1995, Mr. Gainey served as an associate with TA Associates, Inc., a venture capital firm, where he focused primarily on technology and business services investments. Mr. Gainey holds a B.A. in General Studies from Harvard University.

     ERIC A. HAHN. Mr. Hahn has served as one of our directors since June 1998. Mr. Hahn is a founding partner of Inventures Group, a venture capital firm. From November 1996 to June 1998, Mr. Hahn served as the Executive Vice President and later as the Chief Technical Officer of Netscape Communications Corporation and served as a member of Netscape's Executive Committee. Mr. Hahn also served as General Manager of Netscape's Server Products Division, overseeing Netscape's product development and marketing activities for enterprise Internet, intranet and extranet servers, from November 1995 to November 1996. Prior to joining Netscape, from February 1993 to November 1995, Mr. Hahn was founder and Chief Executive Officer of Collabra Software, Inc., a groupware provider that was acquired by Netscape. Mr. Hahn holds a B.S. and Ph.D. in Computer Science from the Worcester Polytechnic Institute.

     DR. CHARLES A. HOLLOWAY. Dr. Holloway has served as one of our directors since December 1996. Dr. Holloway holds the Kleiner, Perkins, Caufield & Byers Professorship in Management at the Stanford Graduate School of Business and has been a faculty member of the Stanford Graduate School of Business since 1968. Dr. Holloway is also currently co-director of the Stanford Center for Entrepreneurial Studies at the Graduate School of Business. Dr. Holloway was the founding co-chair of the Stanford Integrated Manufacturing Association, a cooperative effort between the Graduate School of Business and the School of Engineering, which focuses on research and curriculum development in manufacturing and technology. Dr. Holloway serves on the board of directors of several private companies. Dr. Holloway holds a B.S. in Electrical Engineering from the University of California at Berkeley and an M.S. in Nuclear Engineering and Ph.D. in Business Administration from the University of California, Los Angeles.

     STEVEN T. JURVETSON. Mr. Jurvetson has served as one of our directors since April 1997. Mr. Jurvetson has been a Managing Director of Draper Fisher Jurvetson, a venture capital firm, since June 1995. Prior to joining Draper Fisher Jurvetson, from July 1990 to September 1993, Mr. Jurvetson served as a consultant with Bain & Company, a management consulting firm. Mr. Jurvetson served as a research and development engineer at Hewlett-Packard during the summer months from June 1987 to August 1989. Mr. Jurvetson serves on the boards of directors of Cognigine Corporation, FastParts, Inc., iTv Corp., Tacit Knowledge Corporation, Third Voice, Inc., ReleaseNow.com Corporation, Everdream Corporation and Vivaldi Networks, Inc. Mr. Jurvetson holds a B.S. and an M.S. in Electrical Engineering from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

BOARD OF DIRECTORS AND COMMITTEES

     We currently have authorized nine directors. At present, the board consists of eight directors divided into three classes, with each class serving for a term of three years, and we currently have one vacancy. At each annual meeting of stockholders, directors will be elected by the holders of common stock to succeed the directors whose terms are expiring. Messrs. Beirne, Frick and Jurvetson are Class I directors whose terms will expire in 2000, Mr. Hahn and Dr. Holloway are Class II directors whose terms will expire in 2001 and Messrs. Gainey, McCloskey and Wood are Class III directors whose terms will expire in 2002. Our officers serve at the discretion of the board.

     We have established an audit committee composed of independent directors, which reviews and supervises our financial controls, including the selection of our auditors, reviews the books and accounts, meets with our officers regarding our financial controls, acts upon recommendations of the auditors and takes any further actions the audit committee deems necessary to complete an audit of our books and accounts, as well as addressing other matters that may come before us or as directed by the board. The audit committee currently consists of three directors, Dr. Holloway and Messrs. Jurvetson and Frick.

     We have established a compensation committee, which reviews and approves the compensation and benefits for our executive officers, administers our stock plans and performs other duties as may from time to time be determined by the board. The compensation committee currently consists of two directors, Messrs. Beirne and Hahn.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999, our compensation committee consisted of Messrs. Beirne and Hahn. Neither Mr. Beirne nor Mr. Hahn was an employee of us or our subsidiaries during 1999 or at any time prior to 1999. None of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

DIRECTOR COMPENSATION

     We currently do not compensate any non-employee member of the board. Directors who are also our employees do not receive additional compensation for serving as directors.

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

     In August 1999, we granted an option to purchase 66,666 shares of common stock to Mr. Frick at an exercise price of $4.50 per share under our 1997 Stock Option/Stock Issuance Plan. The option was fully vested and immediately exercisable on the grant date. Mr. Frick exercised this option in full in September 1999. Mr. Frick delivered a full-recourse promissory note in the amount of $300,000 to us in full payment of the purchase price. The note bears interest at a rate of 6.0% per annum, compounded annually, and is payable in a lump sum on September 18, 2004.

     In September 1999, we granted an option to purchase 60,000 shares of common stock to Dr. Holloway at an exercise price of $7.50 per share under the Discretionary Grant program of our 1999 Stock Incentive Plan. The option may be exercised for unvested shares, subject to our right to repurchase those shares at the exercise price paid per share if Dr. Holloway leaves the board before the shares vest. Twenty-five percent of the option shares will vest upon Dr. Holloway's completion of one year of service measured from September 20, 1999, and the balance of the option shares will vest in a series of 36 equal monthly installments upon his completion of each additional month of service thereafter. All unvested shares will immediately vest upon a merger or asset sale, the successful completion of a hostile tender offer for more than 50% of our outstanding voting securities, or a change in the majority of the board through one or more contested elections for board membership.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The members of the board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports which we received from such persons for their fiscal year 1999 transactions in the common stock and their common stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 1999, we believe that the executive officers and the board members complied with all their reporting requirements under Section 16(a) for such fiscal year, although Mr. Gregory Gretsch did not timely file a Form 4 and Messrs. Timothy Campbell and Donald Whitt did not timely file Form 5's.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning compensation earned for the year ended December 31, 1999, by the two individuals who served as our Chief Executive Officer during the 1999 fiscal year, and by each of our four other most highly compensated current executive officers whose salary and bonus for the 1999 fiscal year exceeded $100,000. The listed individuals are referred to in this report as the Named Executive Officers. No other executive officers who otherwise would have been includable in this table on the basis of salary and bonus earned during 1999 have been excluded because they terminated employment or changed their executive status during the year.

     The salary figures include amounts the employees put into our tax-qualified plan pursuant to Section 401(k) of the Internal Revenue Code. However, compensation in the form of perquisites and other personal benefits that constituted less than the lesser of either $50,000 or 10% of the total annual salary and bonus of each of the Named Executive Officers in fiscal 1999 is excluded. The option grants reflected in the table below were made under our 1997 Stock Option Issuance Plan.

                                                                                                       LONG-TERM
                                                                                                     COMPENSATION
                                                                                                        AWARDS
                                                                  ANNUAL COMPENSATION                 SECURITIES
                                                       ------------------------------------------     UNDERLYING
  NAME AND PRINCIPAL  POSITION                             YEAR         SALARY($)      BONUS($)       OPTIONS (#)
  --------------------------                           ------------   ------------   ------------   --------------
  Michael J. McCloskey(1)...........................      1999             81,250             --        1,866,666
     Chief Executive Officer
  Mark S. Gainey(2).................................      1999            122,500             --               --
     Former Chief Executive Officer
  Joseph D. McCarthy(3).............................      1999            143,308             --          100,000
     Former Vice President, Finance and Operations
  Paul R. Holland...................................      1999             75,000        721,600               --
     Vice President, Worldwide Sales
  William R. Phelps.................................      1999            130,000         56,000          413,330
     Vice President, Professional Services
  Michael R. Wolfe..................................      1999            135,000             --          100,000
     Chief Technology Officer

--------------
     (1) Mr. McCloskey joined us and became our Chief Executive Officer in June 1999. His annualized salary for 1999 was $150,000.
     (2) Mr. Gainey served as our Chief Executive Officer through June 1999 and served as our President from January 1996 through April 2000.
     (3) Mr. McCarthy joined us in March 1998 and resigned from his position as Vice President, Finance and Operations effective May 2000.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to stock options granted to each of the Named Executive Officers in 1999. We granted options to purchase up to a total of 8,760,866 shares to employees during the year, and the table's percentage column shows how much of that total was granted to the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during 1999.

     The table includes the potential realizable value over the 10-year term of the options, based on assumed rates of stock price appreciation of 5% and 10%, compounded annually. The potential realizable value is calculated based on the initial public offering price of the common stock, assuming that price appreciates at the indicated rate for the entire term of the option and that the option is exercised and sold on the last day of its term at the appreciated price. All options listed have a term of 10 years. The stock price appreciation rates of 5% and 10% are assumed pursuant to the rules of the Securities and Exchange Commission. We can give no assurance that the actual stock price will appreciate over the 10-year option term at the assumed 5% and 10% levels or at any other defined level. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.

     The option grants to the Named Executive Officers were made under our 1997 Stock Option/Stock Issuance Plan. The exercise price for each option grant is equal to the fair market value of our common stock on the date of grant, as determined in good faith by the board of directors. All options are immediately exercisable in full, but we can buy back any shares purchased under those options, at the exercise price paid per share, to the extent the shares are not vested when the officer leaves our employment. Our repurchase rights will lapse on an accelerated basis under certain conditions in conjunction with a change of control. See "Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements."

OPTION GRANTS IN 1999 FISCAL YEAR

                                                         % OF
                                                         TOTAL                              POTENTIAL REALIZABLE
                                             NUMBER     OPTIONS                               VALUE AT ASSUMED
                                               OF       GRANTED      INDIVIDUAL GRANT       ANNUAL RATES OF STOCK
                                           SECURITIES     TO       --------------------    PRICE APPRECIATION FOR
                                           UNDERLYING  EMPLOYEES   EXERCISE                    OPTION TERM (1)
                                            OPTIONS     FISCAL      PRICE    EXPIRATION  ------------------------
NAME                                       GRANTED(#)    YEAR      ($/SH)      DATE         5% ($)       10%($)
--------                                   ----------  ----------  --------  ----------  -----------  -----------
Michael J. McCloskey....................   1,866,666       21.31    0.3375    06/16/09   22,169,850   35,677,715
Mark S. Gainey .........................          --          --        --          --           --           --
Joseph McCarthy ........................     100,000        1.14    0.3375    06/16/09    1,187,671    1,911,307
Paul R. Holland.........................          --          --        --          --           --           --
William R. Phelps.......................     366,664        4.19     0.175    12/06/08    4,415,286    7,068,612
                                              46,666        0.53    0.3375    06/16/09      554,239      891,930
Michael R. Wolfe .......................     100,000        1.14      4.50    08/17/09      771,671    1,495,307

--------------
  (1) The 5% and 10% values are based upon the $7.50 price per share at which the common stock was sold in the initial public offering on September 21, 1999.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

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

     The value realized is based on the fair market value of our common stock on the date of exercise, minus the exercise price payable for the shares. The fair market value was determined in good faith by the board of directors for exercises before September 21, 1999, and was based on our closing price on the exercise date for exercises on or after September 21, 1999. The exercise price for each grant equaled the fair market value on the date of exercise, so the Named Executive Officers who exercised did not realize any value on the exercises.


                                                        # OF SECURITIES UNDERLYING   VALUE OF UNEXERCISED IN-THE-MONEY
                              NUMBER OF                 UNEXERCISED OPTIONS/SARS               OPTIONS/SARS
                               SHARES                      AT FISCAL YEAR-END(#)           AT FISCAL YEAR-END($)
                             ACQUIRED ON      VALUE     ---------------------------  ---------------------------------
NAME                         EXERCISE(#)   REALIZED ($) EXERCISABLE   UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
----                         ------------  -----------  ------------  -------------  ---------------  ----------------
Michael J. McCloskey.....      1,866,666            0            --             --                --                --
Mark S. Gainey...........             --           --            --             --                --                --
Joseph D. McCarthy.......        100,000            0            --             --                --                --
Paul R. Holland..........             --           --            --             --                --                --
William R. Phelps........        366,664            0            --             --                --                --
                                  46,666            0            --             --                --                --
Michael R. Wolfe.........        100,000            0            --             --                --                --

      EMPLOYMENT ARRANGEMENTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND
                         CHANGE IN CONTROL ARRANGEMENTS

     In February 1997, Dr. Holloway, one of our directors, exercised an option to purchase 106,666 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. At the time of this report, these shares were fully vested.

     In April 1997, we sold to Mr. Gainey, our co-founder and one of our directors, 5,000,000 shares of common stock at a purchase price of $0.01 per share. At the time of this report, these shares were fully vested.

     In April 1998, Mr. Holland, our Vice President, Worldwide Sales, exercised an option to purchase 811,406 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, we will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, if we are acquired by merger or asset sale, our right to repurchase the unvested shares will automatically lapse in its entirety, and the shares will vest in full, unless the repurchase right is assigned to the successor entity. In addition, if we are acquired by merger or asset sale and Mr. Holland is not offered comparable employment by the successor entity, our right to repurchase the unvested shares will automatically lapse and the shares will vest in full.

     Also in April 1998, Mr. Wolfe, our Chief Technology Officer, exercised an option to purchase 466,666 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, we will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, if we are acquired by merger or asset sale, our right to repurchase the unvested shares will automatically lapse in its entirety and the shares will vest in full.

     In June 1998, Mr. McCarthy, our former Vice President, Finance and Operations, exercised an option to purchase 213,330 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. Mr. McCarthy will continue to provide services to the Company through August 31, 2000. We will repurchase all shares unvested as of August 31, 2000 at the exercise price paid per share. Under the stock purchase agreement, if we are acquired by merger or asset sale, our right to repurchase the unvested shares will automatically lapse in its entirety and the shares will vest in full.

     In July 1998, Mr. Hahn, one of our directors, exercised an option to purchase 150,064 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, we will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, if we are acquired by merger or asset sale, our right to repurchase the unvested shares will automatically lapse in its entirety and the shares will vest in full.

     Also in July 1998, Dr. Holloway, one of our directors exercised an option to purchase 53,332 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, we will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, if we are acquired by merger or asset sale, our right to repurchase all of the unvested shares will automatically lapse in its entirety, and the shares will vest in full, unless the repurchase right is assigned to the successor entity. In addition, if we are acquired by merger or asset sale and Dr. Holloway does not provide services to the successor entity, 25% of the unvested shares will vest and no longer be subject to repurchase.

     In February and June 1999, Mr. Phelps, our Vice President, Professional Services, exercised options to purchase a total of 413,330 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, we will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, if we are acquired by merger or asset sale, our right to repurchase the unvested shares will automatically lapse in its entirety, and the shares will vest in full, unless the repurchase right is assigned to the successor entity. In addition, if we are acquired by merger or asset sale and Mr. Phelps is not offered employment by the successor entity, 25% of the unvested shares will vest and no longer be subject to repurchase.

     In June 1999, we entered into an employment arrangement with Mr. McCloskey, our Chief Executive Officer. In connection with this arrangement, we granted Mr. McCloskey an option to purchase 1,866,666 shares of common stock, which Mr. McCloskey exercised in June 1999. Of these shares, 1,119,999 are subject to a right of repurchase granted to us which will allow us to repurchase those shares at the option exercise price paid per share, to the extent those shares are unvested at the time of his termination of service. Under the stock purchase agreement and the terms of Mr. McCloskey's employment arrangement, the unvested shares will vest in a series of 48 successive equal monthly installments upon his completion of each month of service over the 48-month period measured from June 17, 1999. However, all or part of the shares will vest on an accelerated basis, following a change of control of our company, under the following circumstances:

     o if Mr. McCloskey is not offered full-time employment with the successor corporation, all of his then unvested shares of common stock will accelerate and vest in full;

     o if Mr. McCloskey is offered full-time employment with the successor corporation as that corporation's chief executive officer, all of his then unvested shares of common stock will continue to vest in accordance with their original terms;

     o if Mr. McCloskey is offered full-time employment with the successor corporation as other than that corporation's chief executive officer, the rate at which his then unvested shares of common stock vest will double, such that his shares of common stock will vest at a rate equivalent to 62,224 shares of common stock per month;

     o if Mr. McCloskey is offered full-time employment with the successor corporation as set forth in the second and third points above and he does not accept the position, his shares of common stock will be subject to immediate repurchase; and

     o if Mr. McCloskey is terminated without cause by the successor corporation following the change in control, all of his then unvested shares of common stock will accelerate and vest in full.

     Also in June 1999, Mr. McCarthy exercised an option to purchase 100,000 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. Mr. McCarthy will continue to provide services to the Company through August 31, 2000. We will repurchase all shares unvested as of August 31, 2000 at the exercise price paid per share. Under the stock purchase agreement, if we are acquired by merger or asset sale, our right to repurchase the unvested shares will automatically lapse in its entirety and the shares will vest in full.

     In August 1999, we granted an option to purchase 66,666 fully vested shares of common stock to Mr. Frick, one of our directors, at an exercise price of $4.50 per share, which he exercised in full in September 1999.

     In September 1999, Mr. Wolfe exercised an option to purchase 100,000 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, we will have the right to repurchase those shares at the exercise price paid per share.

     Under the stock purchase agreement, if we are acquired by merger or asset sale, our right to repurchase the unvested shares will automatically lapse in its entirety, and the shares will vest in full, unless the repurchase right is assigned to the successor entity. In addition, if we are acquired by merger or asset sale and Mr. Wolfe is not offered employment by the successor entity, 25% of the unvested shares will vest and no longer be subject to repurchase.

     Also in September 1999, Mr. Wolfe exercised an option to purchase 66,666 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, we will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, if we are acquired by merger or asset sale, our right to repurchase the unvested shares will automatically lapse in its entirety and the shares will vest in full.

     In April 2000, we entered into an employment arrangement with Mr. Allen, our Chief Financial Officer. Mr. Allen's annual salary is $200,000. In connection with this arrangement, we granted Mr. Allen an option to purchase 500,000 shares of common stock, of which the option to purchase 80,000 shares was granted at an exercise price of $15 per share, and the option to purchase the remaining 420,000 shares was granted at the fair market value which was $39.31 on the grant date. Under the stock purchase agreement and the terms of Mr. Allen's employment arrangement, the option shares will vest in a series of 48 successive equal monthly installments upon his completion of each month of service over the 48-month period measured from April 19, 2000. However, part of the shares will vest on an accelerated basis if we sign an agreement to acquire another company within 90 days after April 19, 2000 and the acquisition is consummated within 90 days of signing the agreement, as follows:

     o if Mr. Allen is offered a position with us in a capacity other than as the Chief Financial Officer following the acquisition, the rate of vesting on each of his options will double beginning on the closing date of the acquisition;

     o if Mr. Allen is not offered a position with us following the acquisition, his options will accelerate with respect to 12 months of additional vesting beginning on the closing date of the acquisition;

     o if Mr. Allen continues to serve as Chief Financial Officer following the acquisition, then all of his then unvested shares of common stock will continue to vest in accordance with their original terms.

     If Mr. Allen is involuntarily terminated or voluntarily resigns for good reason during the 12 months following a change of control of our company, he will accelerate with respect to 24 months of additional vesting measured from his termination or resignation date.

     Generally, our option grants to employees, other than those under the 1999 Special Stock Option Plan, provide that if we are acquired by merger or asset sale and the employee is not offered employment by the successor entity, then 25% of any unvested shares held by that individual will vest and no longer be subject to repurchase.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth information regarding the beneficial ownership of our common stock as of June 30, 2000, by the following individuals or groups:

     o each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;

     o    each of the Named Executive Officers;

     o    each of our directors; and

     o    all current directors and executive officers as a group.

     Applicable percentage ownership in the following table is based on 93,162,339 shares of common stock outstanding as of June 30, 2000, as adjusted to include all options exercisable within 60 days of June 30, 2000 held by the particular stockholder and that are included in the first column.

     Unless otherwise indicated, the principal address of each of the stockholders below is c/o Kana Communications, Inc., 740 Bay Road, Redwood City, CA 94063. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.


                                                                                        NUMBER OF      PERCENTAGE
                                                                                         SHARES        OF SHARES
                                                                                        BENEFICIALLY   BENEFICIALL
NAME AND ADDRESS OF BENEFICIAL OWNER                                                     OWNED (#)      OWNED (%)
-----------------------------------                                                   -------------- ------------
Entities affiliated with Draper Fisher Jurvetson(1)................................       8,077,674          8.7
Entities affiliated with Benchmark Capital Partners L.P.(2)........................       8,624,250          9.3
Entities affiliated with CMG @Ventures II LLC(10)..................................       4,707,553          5.1
Mark S. Gainey(3)..................................................................       4,579,966          4.9
Michael J. McCloskey(4)............................................................       1,869,466          2.0
James C. Wood......................................................................       2,582,230          2.8
Paul R. Holland(5).................................................................         816,206            *
William R. Phelps(6)...............................................................         416,130            *
Joseph D. McCarthy(7)..............................................................         316,130            *
Michael R. Wolfe...................................................................         630,782            *
Steven T. Jurvetson(1).............................................................       8,077,674          8.7
David M. Beirne(2)(11).............................................................       8,828,580          9.5
Eric A. Hahn(8)....................................................................         433,898            *
Dr. Charles A. Holloway(9).........................................................         159,998            *
Robert W. Frick....................................................................         147,034            *
All current directors and executive officers as a group (18 persons)...............      31,314,960         33.6

---------------
    * Less than one percent.
  (1) Principal address is 400 Seaport Court, Suite 250, Redwood City, CA 94063. Includes 7,481,660 shares of common stock held by Draper Fisher Associates Fund IV, L.P., 563,134 shares of common stock held by Draper Fisher Partners IV, LLC and 32,880 shares of common stock held by Draper Richards L.P. Mr. Jurvetson disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in the Draper Fisher Jurvetson Funds.
  (2) Principal address is 2480 Sand Hill Road, Suite 200, Menlo Park, CA 94025. Represents 7,566,694 shares of common stock held by Benchmark Capital Partners, L.P., and 1,057,556 shares of common stock held by Benchmark Founders' Fund L.P. Mr. Beirne, one of our directors, is a Managing Member of Benchmark Capital Management Co., LLC. Mr. Beirne disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in the Benchmark funds.
  (3) Represents 4,578,666 shares of common stock held by the Mark and Elisabeth Gainey Family Trust.
  (4) Includes 1,057,777 shares of common stock subject to our right of repurchase. This repurchase right lapses with respect to 31,111 shares per month.
  (5) Includes 26,666 shares of common stock held by The Paul Holland Grantor Retained Annuity Trust, 26,666 shares of common stock held by The Linda Yates Holland Grantor Retained Annuity Trust, 53,332 shares of common stock held by the Yates/Holland 1999 Irrevocable Trust, 571,410 shares of common stock held by The Yates/Holland Family Trust and 133,332 shares of common stock held by Paul Holland and Linda Yates as community property. Includes 270,469 shares of common stock subject to our right of repurchase. This repurchase right lapses with respect to 16,904 shares per month.
  (6) Includes 26,666 shares of common stock held by The William Phelps Grantor Retained Annuity Trust, 26,666 shares of common stock held by The Margaret Phelps Grantor Retained Annuity Trust and 360,000 shares of common stock held by The Phelps Family Trust. Includes 213,888 shares of common stock subject to our right of repurchase. This repurchase right lapses with respect to 7,638 shares per month. Also includes 34,028 shares of common stock subject to our right of repurchase, which lapses with respect to 972 shares per month.
  (7) Includes 33,332 shares of common stock held by The Joseph McCarthy Grantor Retained Annuity Trust and 33,332 shares of common stock held by Siobhan Lawlor Grantor Retained Annuity Trust. Includes 88,889 shares of common stock subject to our right of repurchase. This repurchase right lapses with respect to 4,444 shares per month. Also includes 72,917 shares of common stock subject to our right of repurchase, which lapses with respect to 2,084 shares per month. Mr. McCarthy will continue to provide services to us through August 31, 2000. We will repurchase all shares unvested as of August 31, 2000 at the exercise price paid per share.

  (8) Includes 68,780 shares of common stock subject to our right of repurchase. This repurchase right lapses with respect to 3,126 shares per month.
  (9) Includes 8,889 shares of common stock subject to our right of repurchase. This repurchase right lapses with respect to 1,481 shares per month.
 (10) Principal address is 100 Brickstone Plaza, Andover, MA 01810. Includes a warrant to purchase 123,404 shares of common stock.
 (11) Includes 192,000 shares of common stock held by Ramsey/Beirne Investment Pool II, LLC. Mr. Beirne, one of our directors, was Chief Executive Officer of Ramsey/Beirne Associates until June 1997. Mr. Beirne disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in the Ramsey/Beirne Investment Pool II, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALES OF SECURITIES

     Since January 1999, we have been a party to several transactions in which the amount involved exceeded $60,000 and in which any of our directors or executive officers, any holder of more than 5% of our outstanding capital stock or any member of their immediate families had a direct or indirect material interest.

     These transactions include:

     In July 1999, we sold to various investors, including entities affiliated with Draper Fisher Jurvetson and entities affiliated with Benchmark Capital, a total of 1,676,932 shares of Series D preferred stock for total consideration of $10,200,004. At the time of the financing, Mr. Jurvetson, a Managing Director of Draper Fisher Jurvetson, and Mr. Beirne, a Managing Member of Benchmark Capital, were two of our directors.

     On August 13, 1999, we closed a merger with Connectify, Inc. pursuant to which Connectify became our wholly-owned subsidiary. In connection with the acquisition, we issued approximately 6,982,542 shares of our common stock in exchange for all outstanding shares of Connectify capital stock and reserved 416,690 shares of common stock for issuance upon the exercise of Connectify options and warrants. In connection with the acquisition, Mr. Frick, a director of Connectify, Inc., became one of our directors.

     On December 3, 1999, we closed a merger with Business Evolution, Inc. pursuant to which Business Evolution became our wholly-owned subsidiary. In connection with the acquisition of Business Evolution, approximately 1,890,200 shares of our common stock, valued at approximately $140 million, were issued for all outstanding shares and warrants of Business Evolution.

     On December 3, 1999, we closed a merger with netDialog, Inc. pursuant to which netDialog became our wholly-owned subsidiary. In connection with the acquisition of netDialog, approximately 1,120,286 shares of our common stock, valued at approximately $90 million, were issued for all outstanding shares, warrants and convertible notes of netDialog.

     On April 19, 2000, we closed a merger with Silknet Software, Inc., pursuant to which Silknet became our wholly-owned subsidiary. In connection with the acquisition of Silknet, approximately 33 million shares of common stock, valued at approximately $4.2 billion, were issued or reserved for issuance for all outstanding shares, warrants and options of Silknet. In connection with the acquisition, Mr. Wood, a founder and the Chairman of the Board, President and Chief Executive Officer of Silknet, became one of our directors.

LOANS TO AND OTHER ARRANGEMENTS WITH OFFICERS AND DIRECTORS

     In connection with the option exercises described under "Employment Arrangements, Termination of Employment Arrangements and Change of Control Arrangements," the following officers and directors delivered five-year full recourse promissory notes, bearing interest at an annual rate of 5.7%, except in the case of Messrs. Frick and Wolfe whose notes bear interest at an annual rate of 6.0%, in amounts and with the balances indicated:

                                                ORIGINAL
                                               AMOUNT OF        AMOUNT
OFFICER OR                                     PROMISSORY    OUTSTANDING AT
DIRECTOR                                         NOTE        JULY 31, 2000
-----------                                   ------------- ----------------
Michael J. McCloskey........................  $    630,000  $       672,535
Robert W. Frick.............................       299,997          316,722
William R. Phelps...........................        79,000           75,301
Ian P. Cavanagh.............................       900,000          947,634
Michael R. Wolfe............................       458,000                0

     We have entered into an employment arrangement with Mr. McCloskey, our Chief Executive Officer. See "Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements."

     We have granted options to our executive officers and directors. See "Management--Director Compensation" and "--Executive Compensation."

     We have entered into an indemnification agreement with each of our executive officers and directors containing provisions that may require us, among other things, to indemnify our executive officers and directors against liabilities that may arise by reason of our status or service as executive officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

              1. FINANCIAL STATEMENTS.

                                                                                                           PAGE
                                                                                                           ------
Independent Auditors' Report............................................................................      65
Consolidated Balance Sheets as of December 31, 1999 and 1998............................................      66
   Consolidated Statements of Operations and Comprehensive Loss for the
     Years ended December 31, 1999 1998 and 1997........................................................      67
   Consolidated Statements of Stockholders' Equity for the Years ended
     December 31, 1999, 1998 and 1997...................................................................      68
   Consolidated Statements of Cash Flows for the Years ended December 31,
     1999, 1998 and 1997................................................................................      70
Notes to Consolidated Financial Statements..............................................................      71

             2.   FINANCIAL STATEMENT SCHEDULES.

 SCHEDULE                                                  TITLE                                           PAGE
-----------                                                -----                                           ------
              Independent Auditors Report on Schedule....................................................     86
    II        Valuation and Qualifying Accounts..........................................................     87

     Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

             3.   EXHIBITS.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
----------                  ------------------------
2.1*         Agreement and Plan of Reorganization, dated December 3, 1999, by and among Kana, King Acquisition Corp. and Business Evolution, Inc.
2.2*         Agreement and Plan of Reorganization, dated December 3, 1999, by and among Kana, Kong Acquisition Corp. and netDialog.
2.3**        Agreement and Plan of Reorganization, dated February 6, 2000, by and among Kana Communications, Inc., Pistol Acquisition Corp. and
             Silknet Software, Inc.
3.1***       Second Amended and Restated Certificate of Incorporation.
3.2***       Amended and Restated Bylaws.
4.1***       Fourth Amended and Restated Investors' Rights Agreement dated
             August 13, 1999 by and among Kana and parties listed on Schedule A therein.
4.2+         Form of amendment to Fourth Amended and Restated Investors' Rights
             Agreement.
10.1***      Kana's 1997 Stock Option/Stock Issuance Plan.
10.2***      Kana's 1999 Stock Incentive Plan.
10.3***      Kana's 1999 Employee Stock Purchase Plan.
10.4***      Form of Kana's Directors' and Officers' Indemnification Agreement.
10.5***      Form of Kana's License Agreement.
10.6***      Letter of Credit, dated July 9, 1999, with Silicon Valley Bank and
             Kana.
10.7***      Lease, dated May 1998, by and between Encina Properties and Kana.
10.8***      Office/R&D Lease, dated June 18, 1999, by and between Chestnut Bay
             LLC and Kana.
10.9***      Form of Kana's Kana On-Line Service Agreement.
10.10***     Form of Kana's Restricted Stock Purchase Agreement.
             QuickStart Loan and Security Agreement, dated November 6, 1998, with Silicon Valley Bank and
10.11***     Connectify, Inc.
10.12+       Lease, dated February 11, 2000, by and between Veterans Self-
             Storage, LLC and the Registrant.
10.13+       Amended and Restated 1999 Stock Incentive Plan of Kana
             Communications, Inc.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
----------                  ------------------------
16.1++++     Letter from KPMG LLP, dated March 30, 2000.
21.1+        Subsidiaries of Kana Communications, Inc.
23.1         Consent of KPMG LLP, Independent Auditors.
24.1++++     Power of Attorney.
27.1         Financial Data Schedule.
99.1++       Connectify, Inc. 1998 Stock Plan.
99.2++       Connectify, Inc. 1998 Stock Plan Form of Incentive Stock Option
             Agreement.
99.3++       Connectify, Inc. 1998 Stock Plan Form of Nonstatutory Stock Option
             Agreement.
99.4++       Form of Option Assumption Agreement.
99.5+++      Business Evolution, Inc. 1999 Stock Plan.
99.6+++      Business Evolution, Inc. Form of Stock Option Agreement.
99.7+++      Form of Option Assumption Agreement--12 Months Acceleration
             (Business Evolution Option Shares).
99.8+++      Form of Option Assumption Agreement--24 Months Acceleration
             (Business Evolution Option Shares).
99.9+++      netDialog, Inc. 1997 Stock Plan.
99.10+++     netDialog, Inc. Form of Stock Option Agreement.
99.11+++     Form of Option Assumption Agreement (netDialog Option Shares).
--------------
    * Previously filed as an exhibit to the Form 8-K filed with the Commission by Kana on December 14, 1999, and incorporated into this annual report by reference.
   ** Previously filed as an exhibit to the form 13D filed with the Commission by Kana on February 16, 2000, and incorporated into this annual report by reference.
  *** Incorporated into this annual report by reference to Kana's registration statement on Form S-1, File No. 333-82587, originally filed with the Commission on July 9, 1999, as subsequently amended.
    + Incorporated into this annual report by reference to Kana's registration statement on Form S-4, File No. 333-32428, originally filed with the Commission on March 14, 2000, as subsequently amended.
   ++ Previously filed as an exhibit to the Form S-8 filed with the Commission by Kana on December 6, 1999 and incorporated into this annual report by reference.
  +++ Previously filed as an exhibit to the Form S-8 filed with the Commission by Kana on December 23, 1999 and incorporated into this annual report by reference.
 ++++ Previously filed as an exhibit to the Form 10-K filed with the Commission by Kana on March 30, 2000 and incorporated into this annual report by reference.

     (B) REPORTS ON FORM 8-K.

     1. On December 14, 1999, the Company filed a Current Report on Form 8-K reporting under Item 5, relating to the acquisitions of Business Evolution, Inc., a Delaware corporation and netDialog, Inc., a California corporation.

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


                                              /s/  KPMG LLP
                                                   --------------------------




Mountain View, California
January 20, 2000, except
  as to Note 8, which is
  as of February 11, 2000

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                DECEMBER 31,
                                                                                           -----------------------
                                                                                             1999         1998
                                                                                           ----------  -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents............................................................   $  18,695   $   13,875
   Short-term investments...............................................................      34,522          160
   Accounts receivable, less allowance for doubtful accounts of $366 in 1999 and $110
     in 1998............................................................................       4,655          847
   Prepaid expenses and other current assets............................................       2,036          150
                                                                                           ----------  -----------
   Total current assets.................................................................      59,908       15,032
   Property and equipment, net..........................................................       8,360        1,473
   Other assets.........................................................................       1,961          371
                                                                                           ----------  -----------
   Total assets.........................................................................   $  70,229   $   16,876
                                                                                           ==========  ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable.....................................................   $   4,224   $    1,071
   Accounts payable.....................................................................       2,766          698
   Accrued commissions..................................................................       1,984          143
   Accrued payroll......................................................................       1,639          280
   Other accrued liabilities............................................................       1,303          445
   Accrued acquisition related costs....................................................       3,148           --
   Deferred revenue.....................................................................       6,253          562
                                                                                           ----------  -----------
   Total current liabilities............................................................      21,317        3,199
   Notes payable, less current portion..................................................         412          726
                                                                                           ----------  -----------
   Total liabilities....................................................................      21,729        3,925
                                                                                           ----------  -----------
Commitments and contingencies
Stockholders' equity:
   Convertible preferred stock, $0.001 par value; 5,000,000 and 50,000,000 shares
     authorized; no and 12,512,641 shares issued and outstanding........................          --           13
   Common stock, $0.001 par value; 60,000,000 and 100,000,000 shares authorized;
     60,766,650 and 19,274,516 shares issued and outstanding............................          61           19
   Additional paid-in capital...........................................................     202,473       29,246
   Deferred stock-based compensation....................................................     (14,962)      (2,284)
   Notes receivable from stockholders...................................................      (6,380)        (164)
   Accumulated other comprehensive losses...............................................         (75)          (5)
   Accumulated deficit..................................................................    (132,617)     (13,874)
                                                                                           ----------  -----------
   Total stockholders' equity...........................................................      48,500       12,951
                                                                                           ----------  -----------
   Total liabilities and stockholders' equity...........................................   $  70,229   $   16,876
                                                                                           ==========  ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1999         1998        1997
                                                                              ------------ -----------  ---------
Revenue:
     License...............................................................   $    10,536  $    2,014   $     --
     Service...............................................................         3,528         333        617
                                                                              ------------ -----------  ---------
         Total revenue.....................................................        14,064       2,347        617
                                                                              ------------ -----------  ---------
Cost of revenue:
     License...............................................................           271          54         --
     Service, excluding amortization of stock-based compensation of
       $19,752, $143 and $13...............................................         6,610         666        253
                                                                              ------------ -----------  ---------
         Total cost of revenue.............................................         6,881         720        253
                                                                              ------------ -----------  ---------
         Gross profit......................................................         7,183       1,627        364
                                                                              ------------ -----------  ---------
Operating expenses:
     Sales and marketing, excluding amortization of stock-based
       compensation of $34,000, $564 and $52...............................        21,199       5,504        512
     Research and development, excluding amortization of stock-
       based compensation of $19,864, $438 and $31.........................        12,854       5,669        971
     General and administrative, excluding amortization of stock-
       based compensation of $6,860, $311 and $17..........................         5,018       1,826        378
     Amortization of stock-based compensation..............................        80,476       1,456        113
     Acquisition related costs.............................................         5,635          --         --
                                                                              ------------ -----------  ---------
         Total operating expenses..........................................       125,182      14,455      1,974
                                                                              ------------ -----------  ---------
Operating loss.............................................................      (117,999)    (12,828)    (1,610)
Other income (expense), net................................................          (744)        227         57
                                                                              ------------ -----------  ---------
         Net loss..........................................................      (118,743)    (12,601)    (1,553)
                                                                              ------------ -----------  ---------
Other comprehensive loss:
     Net unrealized gain on available for sale securities..................            26          --         --
     Foreign currency translation adjustments..............................           (96)         (5)        --
                                                                              ------------ -----------  ---------
         Total other comprehensive loss....................................           (70)         (5)        --
                                                                              ------------ -----------  ---------
         Comprehensive loss................................................   $  (118,813) $  (12,606)  $ (1,553)
Basic and diluted net loss per share.......................................   $     (4.61) $    (2.01)  $  (0.37)
                                                                              ============ ===========  =========
Shares used in computing basic and diluted net loss per share
   amounts.................................................................        25,772       6,258      4,152
                                                                              ============ ===========  =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  CONVERTIBLE PREFERRED STOCK
                                                              STOCK                       COMMON STOCK               ADDITIONAL
                                                 -----------------------------  ---------------------------------     PAID-IN
                                                      SHARES          AMOUNT         SHARES            AMOUNT          CAPITAL
                                                 ----------------  -----------  ----------------  ---------------  ---------------
Balances, January 1, 1997.....................                --   $       --           106,742   $           --    $          --
Issuance of common stock to Kana and                          --           --         6,931,916                7               (6)
   netDialog founders.........................
Issuance of common stock upon exercise of
   stock options..............................                --           --           106,666               --               --
Repurchase of founders' common stock, net.....                --           --          (833,332)              --               --
Issuance of Series A and B convertible
   preferred stock, net.......................         8,917,855            9                --               --            4,764
Issuance of common stock of pooled company....                --           --           173,232               --            2,070
Deferred stock-based compensation.............                --           --                --               --              890
Issuance of shares of common stock in
   exchange for services......................                --           --             1,334               --                7
Amortization of deferred stock-based
   compensation...............................                --           --                --               --               --
Net loss......................................                --           --                --               --               --
Balances, December 31, 1997...................         8,917,855            9         6,486,558                7            7,725
Issuance of common stock to Connectify and
   BEI founders...............................                --           --         3,954,940                4               61
Issuance of stock upon exercise of stock
   options and warrants, net of repurchases...            68,139           --         5,314,624                5              174
Issuance of common stock of pooled companies..                --           --         3,442,704                3            6,573
Issuance of Series B and C convertible
   preferred stock, net.......................         3,526,647            4                --               --           11,624
Issuance of common stock and warrants in
   exchange for services and intellectual
   property...................................                --           --            75,690               --              133
Deferred stock-based compensation                             --           --                --               --            2,956
Amortization of deferred stock-based
   compensation...............................                --           --                --               --               --
Other comprehensive loss......................                --           --                --               --               --
Net loss......................................                --           --                --               --               --
                                                 ----------------  -----------  ----------------  ---------------  ---------------
Balances, December 31, 1998...................        12,512,641           13        19,274,516               19           29,246



                                                                          NOTES            ACCUMULATED
                                                     DEFERRED          RECEIVABLE              OTHER
                                                    STOCK-BASED           FROM            COMPREHENSIVE       ACCUMULATED
                                                    COMPENSATION       STOCKHOLDERS           LOSSES             DEFICIT
                                                 ------------------  ----------------   ------------------  ----------------
Balances, January 1, 1997.....................    $             --    $           --     $             --    $          280
Issuance of common stock to Kana and                            --                --                   --                --
   netDialog founders.........................
Issuance of common stock upon exercise of
   stock options..............................                  --                --                   --                --
Repurchase of founders' common stock, net.....                  --                --                   --                --
Issuance of Series A and B convertible
   preferred stock, net.......................                  --                --                   --                --
Issuance of common stock of pooled company....                  --                --                   --                --
Deferred stock-based compensation.............                (890)               --                   --                --
Issuance of shares of common stock in
   exchange for services......................                  --                --                   --                --
Amortization of deferred stock-based
   compensation...............................                 106                --                   --                --
Net loss......................................                  --                --                   --            (1,553)
Balances, December 31, 1997...................                (784)               --                   --            (1,273)
Issuance of common stock to Connectify and
   BEI founders...............................                  --                --                   --                --
Issuance of stock upon exercise of stock
   options and warrants, net of repurchases...                  --              (164)                  --                --
Issuance of common stock of pooled companies..                  --                --                   --                --
Issuance of Series B and C convertible
   preferred stock, net.......................                  --                --                   --                --
Issuance of common stock and warrants in
   exchange for services and intellectual
   property...................................                  --                --                   --                --
Deferred stock-based compensation                           (2,956)               --                   --                --
Amortization of deferred stock-based
   compensation...............................               1,456                --                   --                --
Other comprehensive loss......................                  --                --                   (5)               --
Net loss......................................                  --                --                   --           (12,601)
                                                 ------------------  ----------------   ------------------  ----------------
Balances, December 31, 1998...................              (2,284)             (164)                  (5)          (13,874)



                                                       TOTAL
                                                  STOCKHOLDERS'
                                                      EQUITY
                                                 ----------------
Balances, January 1, 1997.....................   $           280
Issuance of common stock to Kana and                           1
   netDialog founders.........................
Issuance of common stock upon exercise of
   stock options..............................                --
Repurchase of founders' common stock, net.....                --
Issuance of Series A and B convertible
   preferred stock, net.......................             4,773
Issuance of common stock of pooled company....             2,070
Deferred stock-based compensation.............                --
Issuance of shares of common stock in
   exchange for services......................                 7
Amortization of deferred stock-based
   compensation...............................               106
Net loss......................................            (1,553)
Balances, December 31, 1997...................             5,684
Issuance of common stock to Connectify and
   BEI founders...............................                65
Issuance of stock upon exercise of stock
   options and warrants, net of repurchases...                15
Issuance of common stock of pooled companies..             6,576
Issuance of Series B and C convertible
   preferred stock, net.......................            11,628
Issuance of common stock and warrants in
   exchange for services and intellectual
   property...................................               133
Deferred stock-based compensation                             --
Amortization of deferred stock-based
   compensation...............................             1,456
Other comprehensive loss......................                (5)
Net loss......................................           (12,601)
                                                 ----------------
Balances, December 31, 1998...................            12,951

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--(CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                             CONVERTIBLE PREFERRED STOCK               COMMON STOCK                 ADDITIONAL
                                           --------------------------------  ----------------------------------      PAID-IN
                                                SHARES            AMOUNT          SHARES            AMOUNT           CAPITAL
                                           -----------------   ------------  ----------------  ----------------  ---------------
Balances, December 31, 1998............          12,512,641             13        19,274,516                19           29,246
Issuance of common stock upon exercise                   --             --         5,749,356                 6            6,393
   of stock options and warrants, net
   of repurchases......................
Issuance of Series D convertible
   preferred stock.....................             838,466             --                --                --           10,169
Conversion of convertible preferred
   stock to common stock...............         (13,351,107)           (13)       26,702,214                27              (14)
Issuance of common stock of pooled
   companies...........................                  --             --           964,964                 1            5,790
Issuance of common stock in exchange
   for services........................                  --             --             5,306                --               60
Issuance of common stock in
   conjunction with initial public
   offering, net.......................                  --             --         7,590,000                 8           51,058
Conversion of debt, accrued interest,
   and warrants to common stock........                  --             --           480,294                --            5,058
Payments on notes receivable from
   stockholders........................                  --             --                --                --               --
Interest receivable from notes
   receivable from stockholders........                  --             --                --                --               --
Interest expense from warrants issued
   in connection with bridge loans.....                  --             --                --                --            1,559
Deferred stock-based compensation......                  --             --                --                --           93,154
Amortization of deferred stock-based
   compensation........................                  --             --                --                --               --
Other comprehensive loss...............                  --             --                --                --               --
Net loss...............................                  --             --                --                --               --
                                           -----------------   ------------  ----------------  ----------------  ---------------
Balances, December 31, 1999............                  --    $        --        60,766,650   $            61   $      202,473
                                           =================   ============  ================  ================  ===============



                                                                   NOTES            ACCUMULATED
                                               DEFERRED         RECEIVABLE             OTHER
                                             STOCK-BASED           FROM            COMPREHENSIVE        ACCUMULATED
                                             COMPENSATION       STOCKHOLDERS           LOSSES              DEFICIT
                                          ------------------  ----------------   ------------------   ----------------
Balances, December 31, 1998............              (2,284)             (164)                  (5)           (13,874)
Issuance of common stock upon exercise                   --            (6,544)                  --                 --
   of stock options and warrants, net
   of repurchases......................
Issuance of Series D convertible
   preferred stock.....................                  --                --                   --                 --
Conversion of convertible preferred
   stock to common stock...............                  --                --                   --                 --
Issuance of common stock of pooled
   companies...........................                  --                --                   --                 --
Issuance of common stock in exchange
   for services........................                  --                --                   --                 --
Issuance of common stock in
   conjunction with initial public
   offering, net.......................                  --                --                   --                 --
Conversion of debt, accrued interest,
   and warrants to common stock........                  --                --                   --                 --
Payments on notes receivable from
   stockholders........................                  --               501                   --                 --
Interest receivable from notes
   receivable from stockholders........                  --              (173)                  --                 --
Interest expense from warrants issued
   in connection with bridge loans.....                  --                --                   --                 --
Deferred stock-based compensation......             (93,154)               --                   --                 --
Amortization of deferred stock-based
   compensation........................              80,476                --                   --                 --
Other comprehensive loss...............                  --                --                  (70)                --
Net loss...............................                  --                --                   --           (118,743)
                                          ------------------  ----------------   ------------------   ----------------
Balances, December 31, 1999............   $         (14,962)  $        (6,380)   $             (75)   $      (132,617)
                                          ==================  ================   ==================   ================



                                                 TOTAL
                                              STOCKHOLDERS'
                                                 EQUITY
                                           ------------------
Balances, December 31, 1998............               12,951
Issuance of common stock upon exercise                  (145)
   of stock options and warrants, net
   of repurchases......................
Issuance of Series D convertible
   preferred stock.....................               10,169
Conversion of convertible preferred
   stock to common stock...............                   --
Issuance of common stock of pooled
   companies...........................                5,791
Issuance of common stock in exchange
   for services........................                   60
Issuance of common stock in
   conjunction with initial public
   offering, net.......................               51,066
Conversion of debt, accrued interest,
   and warrants to common stock........                5,058
Payments on notes receivable from
   stockholders........................                  501
Interest receivable from notes
   receivable from stockholders........                 (173)
Interest expense from warrants issued
   in connection with bridge loans.....                1,559
Deferred stock-based compensation......                   --
Amortization of deferred stock-based
   compensation........................               80,476
Other comprehensive loss...............                  (70)
Net loss...............................             (118,743)
                                           ------------------
Balances, December 31, 1999............    $          48,500
                                           ==================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1999        1998        1997
                                                                               -----------  ----------  ---------
Cash flows from operating activities:
   Net loss.................................................................   $ (118,743)  $ (12,601)  $ (1,553)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..........................................        1,531         328         45
     Amortization of stock-based compensation and other stock-based items...       80,536       1,589        113
     Interest expense from warrants issued in connection with bridge loans..        1,559          --         --
     Conversion of accrued interest to common stock.........................          258          --         --
     Interest on stockholders' notes receivable.............................         (173)         --         --
     Changes in operating assets and liabilities:
       Accounts receivable..................................................       (3,807)       (690)       (15)
       Prepaid expenses and other assets....................................       (1,831)       (469)       (50)
       Accounts payable and accrued liabilities.............................        9,274       1,177        379
       Deferred revenue.....................................................        5,691         562         --
                                                                               -----------  ----------  ---------
       Net cash used in operating activities................................      (25,705)    (10,104)    (1,081)
                                                                               -----------  ----------  ---------
Cash flows from investing activities:
   (Purchases) sales of short-term investments, net.........................      (35,981)         50       (210)
   Purchases of property and equipment......................................       (8,418)     (1,446)      (371)
                                                                               -----------  ----------  ---------
       Net cash used in investing activities................................      (44,399)     (1,396)      (581)
                                                                               -----------  ----------  ---------
Cash flows from financing activities:
   Proceeds from notes payable and convertible notes payable................        9,790       1,834        256
   Payments on notes payable................................................       (2,151)       (122)        --
   Net proceeds from issuance of convertible preferred stock................       10,169      11,628      4,603
   Net proceeds from issuance of common stock and warrants..................        5,645       6,656      2,070
   Net proceeds from initial public offering................................       51,066          --         --
   Payments on stockholders' notes receivable...............................          501          --         --
                                                                               -----------  ----------  ---------
       Net cash provided by financing activities............................       75,020      19,996      6,929
                                                                               -----------  ----------  ---------
Effect of exchange rate changes on cash and cash equivalents................          (96)         (5)        --
                                                                               -----------  ----------  ---------
Net change in cash and cash equivalents.....................................        4,820       8,491      5,267
Cash and cash equivalents at beginning of year..............................       13,875       5,384        117
                                                                               -----------  ----------  ---------
Cash and cash equivalents at end of year....................................   $   18,695   $  13,875   $  5,384
                                                                               ===========  ==========  =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest...................................   $      131   $      36   $      3
                                                                               ===========  ==========  =========
   Noncash investing and financial activities:
     Issuance of Series A convertible preferred stock upon conversion of
       stockholder loan.....................................................   $       --   $      --   $    170
                                                                               ===========  ==========  =========
     Issuance of common stock upon conversion of convertible note payable...   $    4,800   $     300   $     --
                                                                               ===========  ==========  =========
     Issuance of common stock in exchange for notes receivable
       from stockholders....................................................   $    6,544   $     155   $     --
                                                                               ===========  ==========  =========
     Grant of options to purchase common stock with an exercise price below
       fair value...........................................................   $   93,154   $   2,273   $    890
                                                                               ===========  ==========  =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


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

     The Company evaluates long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

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

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997


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

     License revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed and determinable, and collectibility is considered probable. Maintenance contracts generally call for the Company to provide technical support and software updates and upgrades to customers. Revenue from maintenance contracts is recognized ratably over the term of the maintenance contract, on a straight- line basis. Other service revenue, consisting primarily of consulting and implementation, is generally recognized at the time the service is performed.

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

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997


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

     Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

                                                                                YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                           1999           1998          1997
                                                                        ------------  -------------  ------------
Stock options and warrants...........................................     3,771,116        824,630     3,576,632
Common stock subject to repurchase...................................     9,101,206      8,926,146     5,189,824
Convertible preferred stock (as if converted basis)..................            --     25,025,282    17,835,710
                                                                        ------------  -------------  ------------
                                                                         12,872,322     34,776,058    26,602,166
                                                                        ============  =============  ============

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

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997


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

     Certain results of operations data for the separate companies and the combined amounts presented in the consolidated financial statements were as follows (in thousands):


                                                 NINE MONTHS     YEARS ENDED
                                                   ENDED         DECEMBER 31,
                                                SEPTEMBER 30,  -----------------
                                                    1999        1998      1997
                                                -------------  --------  -------
                                                (UNAUDITED)
Revenues:
     Kana....................................   $      7,174   $ 2,049   $   --
     Connectify(1)...........................             --        --       --
     BEI.....................................            361       298      617
     netDialog...............................             72        --       --
                                                -------------  --------  -------
                                                $      7,607   $ 2,347   $  617
                                                =============  ========  =======

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997


                                     NINE MONTHS
                                         ENDED           YEARS ENDED
                                     SEPTEMBER 30,       DECEMBER 31,
                                     -------------   ---------------------
                                          1999          1998        1997
                                     -------------   ----------  ---------
                                      (UNAUDITED)
Net Loss:.........................
     Kana.........................       $(16,828)    $(6,337)  $ (1,384)
     Connectify(1)................         (2,627)     (1,041)        --
     BEI..........................         (2,404)     (1,360)        93
     netDialog....................         (6,288)     (3,863)      (262)
                                     -------------  ----------  ---------
                                         $(28,147)   $(12,601)  $ (1,553)
                                     =============  ==========  =========

--------------
  (1) Connectify figures included in the nine months ended 1999 are stated for the six months ended June 30, 1999.

3. FINANCIAL STATEMENTS DETAIL

     Cash equivalents consist of the following as of December 31, 1999 (in thousands):

                                                    UNREALIZED  UNREALIZED     FAIR
                                          COST         LOSS        GAIN        VALUE
                                        ----------  ----------- -----------  ----------
Money market funds....................  $   3,553   $       --  $       --   $   3,553
Municipal securities..................      4,014           --          --       4,014
Commercial paper......................      7,949           --          --       7,949
Certificates of deposit...............        283           --          --         283
                                        ----------  ----------- -----------  ----------
                                        $  15,799   $       --  $       --   $  15,799
                                        ==========  =========== ===========  ==========

     Short-term investments consist of the following as of December 31, 1999 (in thousands):

                                          COST      UNREALIZED  UNREALIZED     FAIR
                                                      LOSS         GAIN       VALUE
                                        ----------  ----------  ----------- -----------
Municipal securities.................   $  18,450   $      --   $       --  $   18,450
Commercial paper.....................       9,286          --           23       9,307
Corporate bonds......................       5,115          --            3       5,118
Certificates of deposit..............       1,647          --           --       1,647
                                        ----------  ----------  ----------- -----------
                                        $  34,496   $      --   $       26  $   34,522
                                        ==========  ==========  =========== ===========

As of December 31, 1998, short-term investments consisted of certificates of deposit.

Property and equipment, net consisted of the following (in thousands):

                                                         DECEMBER 31,
                                                      -------------------
                                                       1999       1998
                                                      --------  ---------
Computer equipment.................................   $ 6,688   $  1,352
Furniture and fixtures.............................     1,972        259
Leasehold improvements.............................     1,531        241
                                                      --------  ---------
                                                       10,191      1,852
Less accumulated depreciation and amortization.....     1,831        379
                                                      --------  ---------
                                                      $ 8,360   $  1,473
                                                      ========  =========

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997

       Other income (expense), net consisted of the following (in thousands):


                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                             ------------------------
                                                                              1999      1998   1997
                                                                             --------  ------- ------
Interest income...........................................................   $ 1,419   $  324  $  59
Interest expense..........................................................      (520)     (53)    (2)
Interest expense from warrants issued in connection with bridge loans.....    (1,559)     (35)    --
Other.....................................................................       (84)      (9)    --
                                                                             --------  ------- ------
                                                                             $  (744)  $  227  $  57
                                                                             ========  ======= ======

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

     On May 18, 1999, the Company entered into two term loan obligations totaling $685,000. The loans bear interest at a fixed rate of approximately 14.5% and mature in June 2002. The aggregate principal payments due under these obligations are as follows (in thousands):

YEAR ENDING DECEMBER 31,
-------------------------
     2000...................................   $  237
     2001...................................      263
     2002...................................      149
                                               -------
                                               $  649
                                               =======

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

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997

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

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997

     A summary of stock option activity follows:

                                                                                                       WEIGHTED
                                                                              SHARES                   AVERAGE
                                                                            AVAILABLE       NUMBER     EXERCISE
                                                                            FOR GRANT     OF SHARES     PRICE
                                                                           ------------- ------------- ----------
Balances, December 31, 1996.............................................             --            --  $      --
     Additional shares authorized.......................................      7,434,222            --         --
     Options granted....................................................     (3,503,810)    3,503,810       0.03
     Options exercised..................................................             --      (106,666)      0.01
     Options canceled...................................................             --            --         --
                                                                           ------------- -------------
Balances, December 31, 1997.............................................      3,930,412     3,397,144       0.03
     Additional shares authorized.......................................      3,825,842            --         --
     Options granted....................................................     (3,004,420)    3,004,420       0.13
     Options exercised..................................................             --    (5,394,478)      0.04
     Options canceled...................................................        230,770      (230,770)      0.12
                                                                           ------------- -------------
Balances, December 31, 1998.............................................      4,982,604       776,316       0.19
     Additional shares authorized.......................................     11,976,310            --         --
     Options granted....................................................     (9,394,740)    9,394,740       6.24
     Options exercised..................................................             --    (6,096,242)      1.01
     Options canceled...................................................        303,698      (303,698)     14.88
                                                                           ------------- -------------
Balances, December 31, 1999.............................................      7,867,872     3,771,116      12.71
                                                                           ============= =============

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                    -----------------------------------  ------------------------
                                                                 WEIGHTED
                                                                  AVERAGE     WEIGHTED                  WEIGHTED
                                                                 REMAINING    AVERAGE                   AVERAGE
                                                     NUMBER OF  CONTRACTUAL   EXERCISE    NUMBER OF     EXERCISE
                                                      SHARES       LIFE       PPRICE       SHARES        PRICE
                                                    ----------- -----------   ---------  -------------  ---------
$0.02.............................................       33,332         7.3    $   0.02         33,332   $   0.02
$0.03--$0.18......................................      104,796         9.2    $   0.17        104,796   $   0.17
$0.26--$0.34......................................       10,666         9.3    $   0.34         10,666   $   0.34
$1.81--$2.25......................................      590,048         9.6    $   2.16        486,058   $   2.23
$3.38--$4.50......................................      491,598         9.6    $   4.45        491,598   $   4.45
$7.50.............................................    1,346,730         9.7    $   7.50         60,000   $   7.50
$15.00............................................      738,264        10.0    $  15.00             --         --
$31.63--$40.57....................................      304,400         9.8    $  39.62             --         --
$73.50--$85.24....................................      151,282         9.9    $  73.64             --         --
                                                    -----------                          -------------
$0.02--$85.24.....................................    3,771,116         9.1    $  12.71      1,186,450   $   3.15
                                                    ===========                          =============

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

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997

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

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                               1999
                                                           -------------
Net loss:
     As reported........................................   $   (118,743)
     Pro forma..........................................   $   (124,603)
Basic and diluted net loss per share:
     As reported........................................   $      (4.61)
     Pro forma..........................................   $      (4.83)

     The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted average assumptions:

                                                              OPTIONS                          ESPP
                                                    -----------------------------  ------------------------------
                                                    INTEREST                       INTEREST
                                                      RATE     TERM    VOLATILITY   RATE      TERM     VOLATILITY
                                                    ---------  ------  ----------  --------- --------  ----------
     1999--Post IPO............................          5.45%  3 yrs         100%      5.14%  6 mths         100%
     1999--Pre IPO.............................          5.30%      3          --         --       --          --
     1998.....................................           5.15%      3          --         --       --          --
     1997.....................................           6.22%      3          --         --       --          --

     The weighted average fair value of the employee stock purchase rights granted under the 1999 ESPP during 1999 was $6.55. The weighted average fair value and exercise price of the options granted in 1997, 1998, and 1999 are as follows:

                                                                 WEIGHTED AVERAGE           WEIGHTED AVERAGE
                                                                  EXERCISE PRICE               FAIR VALUE

                                                             -------------------------  -------------------------
                                                              1999     1998     1997     1999     1998     1997
                                                             -------- -------  -------  --------  ------  -------
Exercise price equals fair value on grant date............   $ 24.67  $   --   $   --   $ 15.94   $  --   $   --
Exercise price exceeds fair value on grant date...........      2.71  $ 0.13   $ 0.03     12.83    0.13     0.03
Total options.............................................   $  6.24  $ 0.13   $ 0.03   $ 13.39   $0.13   $ 0.03
                                                             ======== =======  =======  ========  ======  =======

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

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997


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

     Future minimum lease payments under noncancelable operating leases as of December 31, 1999, were as follows (in thousands):

                                                                                                        OPERATING
YEAR ENDING DECEMBER 31,                                                                                 LEASES
-------------------------                                                                              ----------
     2000...........................................................................................   $   2,587
     2001...........................................................................................       2,487
     2002...........................................................................................       2,554
     2003...........................................................................................       2,196
     2004...........................................................................................       2,189
     Thereafter.....................................................................................       4,599
                                                                                                       ----------
                                                                                                       $  16,612
                                                                                                       ==========

     Rent expense, net of sublease payments, was approximately $1,620,000, $604,000 and $85,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Sublease payments were approximately $212,000, $140,000 and -0- in the years ended December 31, 1999, 1998 and 1997, respectively. The Company's sublease and the underlying lease arrangements expired in December 1999.

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

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997

7.   INCOME TAXES

     The 1999, 1998 and 1997 income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                    1999        1998      1997
                                                                                 -----------  ---------  --------
Federal tax benefit at statutory rate..........................................  $  (40,372)  $ (4,284)  $  (528)
Stock compensation expense.....................................................      27,222        432        --
Merger costs...................................................................         726         --        --
Current year foreign losses, no tax benefit recognized.........................         486         --        --
Current year net operating losses and temporary differences, no tax benefit
   recognized..................................................................      11,896      3,172       478
S corporation income, no tax effect............................................          --        123        12
Other permanent differences....................................................          42        557        38
                                                                                 -----------  ---------  --------
   Total tax expense...........................................................  $       --    $    --    $   --
                                                                                 ===========  =========  ========

     The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below (in thousands):

                                                                                                 YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1999       1998
                                                                                             ---------  ---------
Deferred tax assets:
     Accruals and reserves................................................................   $  2,489   $  1,065
     Plant and equipment..................................................................         --          2
     Net operating loss and credit carryforwards..........................................     18,020      4,409
                                                                                             ---------
Gross deferred tax assets.................................................................     20,509      5,476
Valuation allowance.......................................................................    (20,469)    (5,459)
                                                                                             ---------  ---------
       Total deferred tax assets..........................................................         40         17
Deferred tax liabilities:
     Plant and equipment..................................................................        (40)       (17)
                                                                                             ---------  ---------
       Total deferred tax liabilities.....................................................        (40)       (17)
                                                                                             ---------  ---------
       Net deferred tax assets (liabilities)..............................................   $     --    $    --
                                                                                             =========  =========

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

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997


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

                                                /s/  KPMG LLP
                                               -------------------------------

Mountain View, California
January 20, 2000

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                            KANA COMMUNICATIONS, INC.

                                                                  BALANCE AT   CHARGED                 BALANCE AT
                                                                  BEGINNING       TO                     END OF
                                                                  OF PERIOD    REVENUES   DEDUCTIONS      YEAR
                                                                  -----------  ---------  -----------  ----------
Allowance for Doubtful Accounts:
     Year ended December 31, 1999..............................   $      110   $    156   $       --   $     366
     Year ended December 31, 1998..............................           --        110           --         110
     Year ended December 31, 1997..............................           --         --           --          --

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on this 28th day of August, 2000.

                                             Kana Communications, Inc.


                                             By:  /S/  MICHAEL J. MCCLOSKEY
                                                  -----------------------------
                                                  Michael J. McCloskey
                                                  CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                       TITLE                          DATE
                  ---------                                       -----                          ----

          /S/ MICHAEL J. MCCLOSKEY             Chief Executive Officer and                 August 28, 2000
--------------------------------------------     Chairman of the Board of Directors
            Michael J. McCloskey                 (Principal Executive Officer)


             /S/ JAMES C. WOOD                 President and Director                      August 28, 2000
--------------------------------------------
               James C. Wood


             /S/ BRIAN K. ALLEN                Chief Financial Officer                     August 28, 2000
--------------------------------------------     (Principal Financial and Accounting
               Brian K. Allen                    Officer)


                     *                         Director                                    August 28, 2000
--------------------------------------------
              David M. Beirne


                     *                         Director                                    August 28, 2000
--------------------------------------------
              Robert W. Frick


                     *                         Director                                    August 28, 2000
--------------------------------------------
               Mark S. Gainey


                     *                         Director                                    August 28, 2000
--------------------------------------------
                Eric A. Hahn


                     *                         Director                                    August 28, 2000
--------------------------------------------
          Dr. Charles A. Holloway


                     *                         Director                                    August 28, 2000
--------------------------------------------
            Steven T. Jurvetson

    *  By Michael J. McCloskey as Attorney in Fact