Form 10-Q
period 2000-09-30
KANA COMMUNICATIONS INC
filed 2000-11-14
CIK 1089907

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

000-26287
(Commission File number)

Kana Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0435679 (I.R.S. Employer Identification No.)

740 Bay Road Redwood City, California (Address of principal executive offices)	94063 (Zip Code)

(650) 298-9282
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             On October 31, 2000, approximately 93,801,000 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Kana Communications, Inc.
Form 10-Q
Quarter Ended September 30, 2000

Index

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	3
	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2000 and 1999	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Part II.	Other Information
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 6.	Exhibits and Reports on Form 8-K	30

Signatures	31
Exhibit Index	32

Part I. Financial Information

Item 1.   Financial Statements

KANA COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2000	December 31, 1999

ASSETS
Current assets:
Cash and cash equivalents	$112,885	$18,695
Short-term investments	2,387	34,522
Accounts receivable, net	37,653	4,655
Prepaid expenses and other current assets	8,295	2,036

Total current assets	161,220	59,908
Property and equipment, net	31,388	8,360
Goodwill and identifiable intangibles	3,196,152	—
Other assets	7,962	1,961

Total assets	$3,396,722	$70,229

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable	$1,446	$4,224
Accounts payable	6,261	2,766
Accrued payroll and related expenses	8,659	3,623
Accrued liabilities	12,449	1,303
Accrued acquisition related costs	15,050	3,148
Deferred revenue	24,552	6,253

Total current liabilities	68,417	21,317
Notes payable, less current portion	219	412

Total liabilities	68,636	21,729

Stockholders’ equity:
Common stock	94	61
Additional paid-in capital	4,126,237	202,473
Deferred stock-based compensation	(25,057)	(14,962)
Notes receivable from stockholders	(5,539)	(6,380)
Accumulated other comprehensive income (loss)	691	(75)
Accumulated deficit	(768,340)	(132,617)

Total stockholders’ equity	3,328,086	48,500

Total liabilities and stockholders’ equity	$3,396,722	$70,229

See accompanying notes to unaudited condensed consolidated financial statements.

KANA COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenue:
License	$23,730	$2,781	$46,633	$5,811
Service	16,913	998	30,183	1,795

Total revenue	40,643	3,779	76,816	7,606

Cost of revenue:
License	918	52	1,719	124
Service (excluding stock-based compensation of $655, $829, $2,345 and $1,628, respectively)	16,354	2,191	31,158	3,540

Total cost of revenue	17,272	2,243	32,877	3,664

Gross profit	23,371	1,536	43,939	3,942

Operating expenses:
Sales and marketing (excluding stock-based compensation of $2,250, $1,427 $5,175 and $2,802, respectively)	25,749	5,482	58,297	12,141
Research and development (excluding stock-based compensation of $658 $833, $2,357 and $1,636, respectively)	12,993	3,384	29,291	8,445
General and administrative (excluding stock-based compensation of $227, $288, $826 and $565, respectively)	6,347	1,402	11,929	3,213
Amortization of goodwill and identifiable intangibles	312,865	—	559,908	—
Amortization of deferred stock-based compensation	3,790	3,377	10,703	6,631
In process research and development	—	—	6,900	—
Acquisition related costs	—	910	6,564	910

Total operating expenses	361,744	14,555	683,592	31,340

Operating loss	(338,373)	(13,019)	(639,653)	(27,398)
Other income & expense, net	2,039	(231)	3,930	(750)

Net loss	$(336,334)	$(13,250)	$(635,723)	$(28,148)

Basic and diluted net loss per share	$(3.81)	$(0.48)	$(7.57)	$(1.64)

Shares used in computing basic and diluted net loss per share	88,388	27,786	83,949	17,186

See accompanying notes to unaudited condensed consolidated financial statements.

KANA COMMUNICATIONS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2000	1999

Cash flows from operating activities:
Net loss	$(635,723)	$(28,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,869	693
Noncash charges	577,511	7,390
Changes in operating assets and liabilities:
Accounts receivable	(23,877)	(1,714)
Prepaid and other current assets	(9,552)	(1,463)
Accounts payable and accrued liabilities	4,701	5,193
Deferred revenue	16,584	4,210

Net cash used in operating activities	(64,487)	(13,839)

Cash flows from investing activities:
Sales (purchases) of short-term investments	32,128	(7,403)
Property and equipment purchases	(23,782)	(4,026)
Cash acquired from acquisition	27,165	—

Net cash provided by (used in) investing activities	35,511	(11,429

Cash flows from financing activities:
Payments on notes payable	(3,093)	(975)
Proceeds from notes payable and convertible notes payable	—	6,461
Proceeds from issuance of common stock and warrants	124,794	66,722
Payments on stockholders’ notes receivable	699	—

Net cash provided by financing activities	122,400	72,208

Effect of exchange rate changes on cash and cash equivalents	766	(32)

Net increase in cash and cash equivalents	94,190	46,908
Cash and cash equivalents at beginning of period	18,695	13,875

Cash and cash equivalents at end of period	$112,885	$60,783

Supplemental disclosure of cash flow information: Cash paid during the period for interest	$225	$59

See accompanying notes to unaudited condensed consolidated financial statements.

KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

             The unaudited condensed consolidated financial statements have been prepared by Kana Communications, Inc. (“Kana” or the “Company” ) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be rea d in conjunction with Kana’s audited consolidated financial statements and notes included in Kana’s annual report on Form 10-K as amended for the year ended December 31, 1999.

Note 2.   Net Loss per Share

             Basic net loss per share is computed using the weighted–average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method, and convertible securities using the as-if converted basis. The following table presents the calculation of basic and diluted net loss per share (in thousands), except per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net loss	$(336,334)	$(13,250)	$(635,723)	$(28,148)

Basic and diluted:
Weighted-average shares of common stock outstanding	93,420	32,774	89,729	21,492
Less weighted-average shares subject to repurchase	5,032	4,988	5,780	4,306

Weighted-average shares used in computing basic and diluted net loss per common share	88,388	27,786	83,949	17,186

Basic and diluted net loss per common share	$(3.81)	$(0.48)	$(7.57)	$(1.64)

             All convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Kana have been excluded from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

	September 30,

	2000	1999

Stock options and warrants	21,875	2,339
Common stock subject to repurchase	4,690	9,846

	26,565	12,185

             The weighted average exercise price of stock options outstanding was $57.71 and $6.01 as of September 30, 2000 and 1999, respectively.

Note 3.   Comprehensive Loss

             Comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss was $335.3 million and $13.2 million for the three months ended September 30, 2000 and 1999, respectively. Comprehensive loss was $634.7 million and $28.2 million for the nine months ended September 30, 2000 and 1999, respectively.

Note 4.   Stock-Based Compensation

             Kana uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, compensation cost is recognized for stock options when the exercise price of an option is less than the fair value of the underlying common stock as of the grant date for each stock option. Kana recorded approximately $40,000 and $6.0 million of deferred stock-based compensation for the three months ended September 30, 2000 and 1999, respectively, and $5.0 million and $20.7 million for the nine months ended September 30, 2000 and 1999, respectively. Deferred stock-based compensation is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

             On September 6, 2000, Kana issued to Andersen Consulting LLP (“Andersen”) 400,000 shares of common stock and a warrant to purchase up to 725,000 shares of common stock pursuant to a stock and warrant purchase agreement in connection with our global strategic alliance. The shares of the common stock issued to Andersen are fully vested and the Company will incur a fixed charge to stock-based compensation over the four-year term of the global strategic alliance based upon the fair market value of the common stock on September 6, 2000, the date of closing, of $37.125. A portion of the shares of common stock purchasable upon exercise of the warrant is fully vested with the remainder becoming vested upon the achievement of certain performance goals. The Company will incur a charge to stock-based compensation when the performance goals are achieved, such charge to be measured using the Black-Scholes va luation model and the fair market value of the common stock at the time of achievement of such goals.

             Kana recorded $15.8 million of deferred stock-based compensation due to the issuance of common stock to Andersen. This amount represents the fair market value of 400,000 shares of common stock on September 6, 2000, of $37.125 and the value of 125,000 shares of common stock fully vested and exercisable under the warrant valued based on the Black-Scholes model. This amount is being amortized ratably over the term of the agreement. As of September 30, 2000 the unvested shares of common stock under the warrant had a fair market value of approximately $4.6 million based upon the fair market value of our common stock.

             As of September 30, 2000, there was approximately $25.1 million of total unearned deferred stock-based compensation remaining to be amortized.

Note 5.   Legal Proceedings

             On October 8, 1999, Genesys Telecommunications Laboratories, Inc. (“Genesys”) filed a complaint against Kana in the United States District Court for the District of Delaware. Genesys has amended its complaint to allege that Kana’s Customer Messaging System 3.0 infringes upon one or more claims of two Genesys patents. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys’ fees, costs and pre- and post-judgment interest. The litigation is currently nearing the completion of the discovery phase. Kana intends to defend itself from this claim vigorously. Kana is not currently a party to any other material legal proceedings.

Note 6.   Segment Information

             Kana’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, Kana considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. Kana’s long-lived assets are primarily in the United States. Geographic information on revenue for the three months and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

United States	$35,127	$3,370	$67,281	$6,852
International	5,516	409	9,535	754

	$40,643	$3,779	$76,816	$7,606

             During the three months and nine months ended September 30, 2000 and 1999, no customer represented more than 10% of total revenues for the three months ended September 30, 2000.

Note 7.   Acquisition of Silknet Software, Inc.

             On April 19, 2000, the Company finalized the acquisition of Silknet Software, Inc. (“Silknet”). In connection with the merger, each share of Silknet common stock outstanding immediately prior to the consummation of the merger was converted into the right to receive 1.66 shares of Kana common stock (the “Exchange Ratio”) and Kana assumed Silknet’s outstanding stock options and warrants based on the Exchange Ratio, issuing approximately 29.2 million shares of Kana common stock and assuming options and warrants to acquire approximately 4.0 million shares of Kana common stock. The transaction was accounted for using the purchase method of accounting.

             As of the acquisition date, Kana recorded the fair market value of Silknet’s assets and liabilities. The resulting goodwill and intangible assets acquired in connection with the merger will be amortized over a three-year period, resulting in an approximate $1.3 billion charge per year. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands):

Tangible assets acquired	$60,074
Identifiable intangibles acquired:
In-process research and development	6,900
Existing technology	14,400
In-place workforce	6,600
Goodwill	3,736,835
Liabilities assumed	(13,562)

Net assets acquired	$3,811,247

             The estimated purchase price was approximately $3.8 billion, measured as the average fair market value of Kana’s outstanding common stock from January 31, to February 14, 2000, five trading days before and after the merger agreement was announced plus the Black-Scholes calculated value of the options and warrants of Silknet assumed by Kana in the merger, and other costs directly related to the merger as follows (in thousands):

Fair market value of Kana’s common stock	$3,373,425
Fair market value of Silknet options and warrants assumed	404,922
Acquisition-related costs	32,900

Total	$3,811,247

             In the third quarter ended September 30, 2000, Kana recorded a reduction of goodwill of $1.7 million.

             The following unaudited pro forma net revenues, net loss and net loss per share data for the nine months ended September 30, 2000 and 1999 are based on the respective historical financial statements of the Company and Silknet. The pro forma data reflects the consolidated results of operations as if the merger with Silknet occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

	Nine Months Ended September 30,

	2000	1999

(In thousands, except per share data)	(Unaudited Pro Forma)
Net revenue	$90,140	$22,272
Net loss	$(1,018,513)	$(976,735)
Basic and diluted net loss per share	$(12.00)	$(29.07)
Shares used in basic and diluted net loss per share calculation	84,885	33,597

Note 8.   Private Placement

             On June 12, 2000, the Company sold 2,500,000 shares of common stock in a private placement at $50.00 per share for net proceeds of approximately $120.0 million.

Note 9.   Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 “Accounting for Derivative Instruments – Deferral of the Effect Date of SFAS Statement No. 133” (“SFAS 137”). SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. Kana will adopt SFAS 133 in 2001. Kana expects that the adoption of SFAS 133 will not affect results of operations.

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 is effective in the quarter beginning October 1, 2000. Kana does not believe the adoption of SAB 101 will have a material impact on the financial statements.

             In March 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25”. This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not have a material impact on the Company’s historical financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             Except for historical information contained or incorporated by reference in this section, the following discussion contains forward-looking statements that involve risks and uncertainties. Kana’s actual results could differ significantly from those discussed herein. Factors that could cause or contribute to these differences include, but are not limited to, those discussed herein with this quarterly report on Form 10-Q, the Company’s annual report on Form 10-K, and the Company’s registration statements on Form S-4, Form S-1 and Form S-3 filed with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date such statements are made.

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

             On April 19, 2000, we completed a merger with Silknet Software, Inc. under which Silknet became our wholly-owned subsidiary. Silknet provides enterprise relationship management software, or eRM software, that allows companies to offer marketing, sales, e-commerce and support services through a single Web site interface personalized for individual customers. Silknet’s products enable a company to deliver these services to its customers over the Web through customer self-service, assisted service or immediate, direct collaboration among that company and its customers, partners, employees and suppliers. These users can choose from a variety of communications media, such as the Web, e-mail and the telephone, to do business with the enterprise. Silknet’s software can capture and consolidate data derived from all of these sources and distribute it throughout a company and to its partners to provide a single view of the customer’s interaction with that company.

             In connection with the Silknet merger, each share of Silknet common stock outstanding immediately prior to the consummation of the merger was converted into the right to receive 1.66 shares of our common stock and we assumed Silknet’s outstanding stock options and warrants based on the exchange ratio, issuing approximately 29.2 million shares of our common stock and reserving 4.0  million shares of common stock for issuance upon the exercise of Silknet options and warrants we assumed in connection with the merger. The transaction was accounted for using the purchase method of accounting. In connection with the merger, we have recorded goodwill and intangible assets of approximately $3.8 billion, which will be amortized over a period of three years.

             On June 12, 2000, we sold 2,500,000 shares of our common stock for gross proceeds of $125.0 million (net proceeds of approximately $120.0 million) in a private placement transaction with entities affiliated with Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc., entities affiliated with The Galleon Group, DWS Investments and Metzler Investments.

             We derive our revenues from the sale of software product licenses and from professional services including implementation, consulting, hosting and maintenance. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, acceptance has occurred, the license fee is fixed and determinable and collection of the fee is probable. If the arrangement involves significant customization of the software, the fee, excluding the portion attributable to maintenance, is recognized using the percentage-of-completion method. Service revenue includes revenues from maintenance contracts, implementation, consulting and hosting services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Revenue from implementation, consulting and hosting services is recognized as the services are provided. Revenue under arrangements where multiple products or services are sold together is allocated to each element based on their relative fair values.

             Our cost of license revenue includes royalties due to third parties for technology integrated into some of our products, the cost of product documentation, the cost of the media used to deliver our products and shipping costs. Cost of service revenue consists primarily of personnel-related expenses, subcontracted consultants, travel costs, equipment costs and overhead associated with delivering professional services to our customers.

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

             In connection with the granting of stock options to our employees, we recorded unearned stock-based compensation totaling approximately $102.0 million through September 30, 2000. This amount represents the total difference between the exercise prices of stock options and the deemed fair market value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28. The amortization of stock-based compensation is classified as a separate component of operating expenses in our consolidated statements of operations.

             On September 6, 2000, Kana issued to Andersen Consulting LLP (“Andersen”) 400,000 shares of common stock and a warrant to purchase up to 725,000 shares of common stock pursuant to a stock and warrant purchase agreement in connection with our global strategic alliance. The shares of our common stock issued to Andersen are fully vested and the Company will incur a fixed charge to stock-based compensation over the four-year term of the global strategic alliance based upon the fair market value of our common stock on September 6, 2000, the date of closing, of $37.125. A portion of the shares of common stock purchasable upon exercise of the warrant is fully vested with the remainder becoming vested upon the achievement of certain performance goals. The Company will incur a charge to stock-based compensation when the performance goals are achieved, such charge to be measured using the Black-Scholes valuation model and the fair market value of our common stock at the time of achievement of such goals.

             Kana recorded $15.8 million of deferred stock-based compensation due to the issuance of common stock to Andersen. This amount represents the fair market value of 400,000 shares of common stock on September 6, 2000, of $37.125 and the value of 125,000 shares of common stock fully vested and exercisable under the warrant valued based on the Black-Scholes model. This amount is being amortized ratably over the term of the agreement. As of September 30, 2000 the unvested shares of common stock under the warrant had a fair market value of approximately $4.6 million based upon the fair market value of our common stock.

             As of September 30, 2000, there was approximately $25.1 million of total unearned deferred stock-based compensation remaining to be amortized.

             Since the beginning of 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception and, for the nine months ended September 30, 2000, incurred a net loss of $635.7 million. As of September 30, 2000, we had an accumulated deficit of $768.3 million. We believe our future success is contingent upon providing superior customer service, increasing our customer base and developing our products. We intend to invest heavily in sales, marketing, research and development, client services and infrastructure to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

             We had 1,127 full-time employees as of September 30, 2000 and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth, we must invest in and implement scaleable operational systems, procedures and controls. We expect future expansion to continue to challenge our ability to hire, train, manage and retain employees.

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

Selected Results of Operations Data

             The following table sets forth selected data for periods indicated expressed as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues:
License	58%	74%	61%	76%
Service	42	26	39	24

Total revenues	100	100	100	100

Cost of revenues:
License	2	1	2	2
Service	40	58	41	47

Total cost of revenues	42	59	43	49

Gross profit	58	41	57	51
Selected operating expenses:
Sales and marketing	63	145	76	160
Research and development	32	90	38	111
General and administrative	16%	37%	16%	42%

Three and Nine Months Ended September 30, 2000 and 1999

Revenues

             Total revenues increased to $40.6 million for the three months ended September 30, 2000 from $3.8 million for the three months ended September 30, 1999. License revenue increased to $23.7 million for the three months ended September 30, 2000 from $2.8 million for the three months ended September 30, 1999. Total revenues increased to $76.8 million for the nine months ended September 30, 2000 from $7.6 million for the nine months ended September 30, 1999. License revenue increased to $46.6 million for the nine months ended September 30, 2000 from $5.8 million for the nine months ended September 30, 1999. The increase in license revenue was due primarily to increased market acceptance of our products, expansion of our product line and increased sales generated by our expanded sales force. A substantial portion of this expansion and related increases is attributable to our acquisition of Silknet and the inclu sion of its revenues from the effective date of the merger.

             License revenue represented 58% of total revenues for the three months ended September 30, 2000 and 74% of total revenues for the three months ended September 30, 1999. License revenue represented 61% of total revenues for the nine months ended September 30, 2000 and 76% of total revenues for the nine months ended September 30, 1999.

             Service revenue increased to $16.9 million for the three months ended September 30, 2000 from $1.0 million for the three months ended September 30, 1999. Service revenue increased to $30.2 million for the nine months ended September 30, 2000 from $1.8 million for the nine months ended September 30, 1999. These increases in service revenue were due primarily to the increased licensing activity described above, resulting in increased revenue from customer implementations, system integration projects, maintenance contracts and hosted service. Much of this expansion and related increases is attributable to our acquisition of Silknet and the inclusion of its revenues from the effective date of the merger.

             Service revenue represented 42% of total revenues for the three months ended September 30, 2000 and 26% of total revenues for the three months ended September 30, 1999. Service revenue represented 39% of total revenues for the nine months ended September 30, 2000 and 24% of total revenues for the nine months ended September 30, 1999. Revenue from international sales for the nine months ended September 30, 2000 was 14%, and 10% for the nine months ended September 30, 1999.

Cost of Revenues

             Cost of license revenue includes third parties’ software royalties, product packaging, documentation and production. Cost of license revenue increased to $1.0 million for the three months ended September 30, 2000 from

$52,000 for the three months ended September 30, 1999. As a percentage of license revenue, cost of license revenue was 4% for the three months ended September 30, 2000 and 2% for the three months ended September 30, 1999. Cost of license revenue increased to $1.7 million for the nine months ended September 30, 2000 from $124,000 for the nine months ended September 30, 1999. The absolute dollar increase in the cost of license revenue was due principally to royalties. As a percentage of license revenue, cost of license revenue was 4% for the nine months ended September 30, 2000 and 2% for the nine months ended September 30, 1999. We anticipate that the cost of license revenue will increase in absolute dollars as we license additional technologies. Cost of license revenue as a percentage of license revenue has varied in the past due to the timing and volume of product sales and the nature of royalty agreements in place at the time.

             Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementations and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue increased to $16.4 million for the three months ended September 30, 2000 from $2.2 for the three months ended September 30, 1999. Cost of service revenue as a percent of service revenue was 97% for the three months ended September 30, 2000 and 220% for the three months ended September 30, 1999. Cost of service revenue increased to $31.2 million for the nine months ended September 30, 2000 from $3.5 million for the nine months ended September 30, 1999. The growth in cost of service revenue was attributable primarily to an increase in personnel and related costs associated with an increased number of customers, recruiting fees and outside consul tants. Additional increases are attributable to our acquisition of Silknet and the inclusion of its cost of service revenues from the effective date of the merger. Cost of service revenue as a percent of service revenue was 103% for the nine months ended September 30, 2000 and 197% for the nine months ended September 30,1999. The decrease in cost of service revenue as a percent of service revenue was due primarily to the increase in service revenue over the period. We anticipate that cost of service revenue will increase in absolute dollars, but will decrease as a percentage of service revenue.

             Cost of license and service revenue excludes amortization of deferred stock based amortization and amortization of acquired technology.

Operating Expenses

             Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows, and marketing collateral materials. Sales and marketing expenses increased to $25.7 million for the three months ended September 30, 2000 from $5.5 million for the three months ended September 30, 1999. As a percentage of total revenues, sales and marketing expenses were 63% for the three months ended September 30, 2000 and 145% for the three months ended September 30, 1999. Sales and marketing expenses increased to $58.3 million for the nine months ended September 30, 2000 from $12.1 million for the nine months ended September 30, 1999. This increase was attributable primarily to the addition of sales and marketing personnel, an increase in sales commissions associated with increas ed revenues and higher marketing costs due to expanded advertising and promotional activities. Additional increases are attributable to our acquisition of Silknet and the inclusion of its sales and marketing expenses from the effective date of the merger. As a percentage of total revenues, sales and marketing expenses were 76% for the nine months ended September 30, 2000 and 160% for the nine months ended September 30, 1999. This decrease in sales and marketing expense as a percent of total revenues was due primarily to the increase in total revenues over the period. We expect to continue to increase our marketing and promotional efforts and hire additional sales personnel. Accordingly, we anticipate that sales and marketing expenses will increase in absolute dollars, but will vary as a percentage of total revenues from period to period.

             Research and Development. Research and development expenses consist primarily of compensation and related costs for engineering employees and contractors responsible for new product development and for enhancement of existing products and quality assurance activities. Research and development expenses increased to $13.0 million for the three months ended September 30, 2000 from $3.4 million for the three months ended September 30, 1999. As a percentage of total revenues, research and development expenses were 32% for the three months ended September 30, 2000 and 90% for the three months ended September 30, 1999. Research and development expenses increased to $29.3 million for the nine months ended September 30, 2000 from $8.4 million for the nine months ended September 30, 1999. This increase was attributable primarily to the addition of personnel associated with product development and related ben efits, consulting and recruiting costs. Much of this growth and related increases is attributable to our acquisition of Silknet and the inclusion of its research and development expenses from the effective date of the merger. As a percentage of total revenues, research and development expenses were 38% for the nine months ended September 30, 2000 and 111% for the nine months ended September 30, 1999. This decrease in research and development expense as a percent of total revenues was due primarily to the increase in total revenues over the period. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars, but will vary as a percentage of total revenues from period to period.

             General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting and other general corporate expenses. General and administrative expenses increased to $6.3 million for the three months ended September 30, 2000 from $1.4 million for the three months ended September 30, 1999. As a percentage of total revenues, general and administrative expenses were 16% for the three months ended September 30, 2000 and 37% for the three months ended September 30, 1999. General and administrative expenses increased to $11.9 million for the nine months ended September 30, 2000 from $3.2 million for the nine months ended September 30, 1999, due primarily to increased personnel, legal and professional fees, facilities and other related costs necessary to support our growth. Much of this growth and related increases is att ributable to our acquisition of Silknet and the inclusion of its general and administrative expenses from the effective date of the merger. As a percentage of total revenues, general and administrative expenses were 16% for the nine months ended September 30, 2000 and 42% for the nine months ended September 30, 1999. This decrease in general and administrative expenses as a percent of total revenues was due primarily to the increase in total revenues over the period. We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the anticipated growth of our business and operation as a public company. However, we expect that these expenses will vary as a percentage of total revenues from period to period.

             Amortization of Goodwill and Identifiable Intangibles. On April 19, 2000, Kana consummated its merger with Silknet. As a result of the merger, $3.8 billion was allocated to goodwill and identifiable intangibles. This amount is being amortized on a straight-line basis over a period of three years from the date of acquisition. We recorded $312.9 million and $559.9 million in amortization for the three months and nine months ended September 30, 2000.

             Amortization of Deferred Stock-Based Compensation. In connection with the granting of stock options to our employees, we recorded deferred stock-based compensation. This represents the total difference between the exercise prices of stock options and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders’ equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

             Kana recorded $15.8 million of deferred stock-based compensation due to the issuance of common stock on September 6, 2000. This amount represents the fair market value of 400,000 shares of common stock on September 6, 2000, of $37.125 pursuant to an agreement with Andersen Consulting, LLP and the value of 125,000 shares of common stock fully vested and exercisable under the warrant based on the Black-Scholes model. This amount is included as a component of stockholders’ equity and is being amortized ratably over the term of the agreement.

             As of September 30, 2000, there was approximately $25.1 million of total unearned deferred stock-based compensation remaining to be amortized.

             The amortization of stock-based compensation by operating expense is detailed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Cost of service	$655	$829	$2,345	$1,628
Sales and marketing	2,250	1,427	5,175	2,802
Research and development	658	833	2,357	1,636
General and administrative	227	288	826	565

Total	$3,790	$3,377	$10,703	$6,631

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

             Acquisition Related Costs. In connection with the Silknet merger, on April 19, 2000, we recorded $6.6 million of transaction costs and merger-related integration expenses. These amounts consisted primarily of merger-related advertising and announcements of $4.5 million and duplicate facility costs of $1.0 million.

             Other Income (Expense), Net. Other income (expense), net consists primarily of interest earned on cash and short-term investments, offset by interest expense related to a note. Other income (expense), net was $3.9 million income for the nine months ended September 30, 2000 and $1 million expense for the nine months ended September 30, 1999. The increase was due primarily to increased interest income earned on higher cash balances offset by interest expense.

             Provision for Income Taxes. We have incurred operating losses for all periods from inception through September 30, 2000. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

             Net Loss. Our net loss increased to $635.7 million for the nine months ended September 30, 2000 from $28.1 million for the nine months ended September 30, 1999. We have experienced substantial costs related to our recent acquisition of Silknet, and substantial increases in our expenditures since our inception consistent with growth in our operations and personnel. We anticipate that our expenditures will continue to increase in the future. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue for profitability.

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

             Our operating activities used $64.5 million of cash for the nine months ended September 30, 2000. Such uses are primarily attributable to net losses experienced during these periods as we invested in the development of our products, expansion of our sales force and expansion of our infrastructure to support our growth and increase in sales, leading to an increase in accounts receivable. Our operating activities used $13.8 million of cash for the nine months ended September 30, which is primarily attributable to net losses experienced during this period.

             Our investing activities consisted primarily of the acquisition of Silknet, net sales of short-term investments, purchases of computer equipment, furniture, fixtures and leasehold improvements to support our growing number of employees, and provided $35.6 million of cash for the nine months ended September 30, 2000. Our investing activities used $11.4 million of cash for the nine months ended September 30, 1999, which is primarily due to purchases of short-term investments and computer equipment, furniture, fixtures and leasehold improvements.

             Our financing activities provided $122.4 million in cash for the nine months ended September 30, 2000, primarily due to proceeds from the private placement. For the nine months ended September 30, 1999, our financing activities generated $72.2 million in cash, primarily from the net proceeds from our initial public offering.

             At September 30, 2000, we had cash and cash equivalents aggregating $112.9 million and short-term investments totaling $2.4 million. We have a line of credit totaling $10.0 million, which is secured by all of our assets, bears interest at the bank’s prime rate (9.5% as of September 30, 2000), and expires on July 31, 2001. Our total bank debt was $1.7 million at September 30, 2000.

             Our capital requirements depend on numerous factors. We expect to devote substantial resources to continue our research and development efforts, expand our sales, support, marketing and product development organizations, establish additional facilities worldwide and build the infrastructure necessary to support our growth. We have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that our cash balance, the private placement of our common stock and collections on our accounts receivable will be sufficient to meet our working capital and operating resource expenditure requirements for the next 18 months. However, we may need to raise additional funds in order to fund more rapid expansion, including significant increases in personnel and o ffice facilities, to develop new or enhance existing services or products, to respond to competitive pressures, or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any financing may be dilutive to existing investors.

RISK FACTORS ASSOCIATED WITH KANA’S BUSINESS AND FUTURE OPERATING RESULTS

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

             This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this “Risks Associated with Kana’s Business and Future Operating Resul ts” and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statement, which reflect our management’s view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

Because we have a limited operating history, there is limited information upon which you can evaluate our business

             We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. We were incorporated in July 1996 and first recorded revenue in February 1998. Thus, we have a limited operating history upon which you can evaluate our business and prospects. In addition, our operating results include the results of operations of Connectify, Inc., netDialog, Inc., Business Evolution, Inc., and Silknet Software, Inc., four companies acquired by us the first three of which were accounted for as pooling of interests and the last accounted for as a purchase. Due to our limited operating history, it is difficult or impossible to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projectio ns. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. Many of these risks are discussed in the subheadings below, and include our ability to:

  attract more customers;
  implement our sales, marketing and after-sales service initiatives, both domestically and internationally;
  execute our product development activities;
  anticipate and adapt to the changing Internet market;
  attract, retain and motivate qualified personnel;
  respond to actions taken by our competitors;
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
  the timing of new releases of our products;
  the discretionary nature of our customers’ purchasing and budgetary cycles;
  changes in our pricing policies or those of our competitors;
  the timing of execution of large contracts that materially affect our operating results;
  the mix of sales channels through which our products and services are sold;
  the mix of our domestic and international sales;
  costs related to the customization of our products;
  our ability to expand our operations, and the amount and timing of expenditures related to this expansion; and
  global economic conditions, as well as those specific to large enterprises with high internet volume.

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

We have a history of losses and may not be profitable in the future, which may reduce the trading price of our common stock

             Since we began operations in 1997, we have incurred substantial operating losses in every quarter. As a result of accumulated operating losses, as of September 30, 2000, we had an accumulated deficit of approximately $768.3 million. For the nine months ended September 30, 2000, we had a net loss of approximately $635.7 million, or 828% of revenues for that period. Since inception, we have funded our business primarily through selling our stock, not from cash generated by our business. Our growth in recent periods has been from a limited base of customers, and we may not be able to sustain these growth rates. We expect to continue to increase our operating expenses. As a result, we expect to continue to experience losses and negative cash flows, even if sales of our products and services continue to grow, and we may not generate sufficient revenues to achieve profitability in the future.

             In addition, as a result of our mergers with Connectify, netDialog, Business Evolution and Silknet, we expect that our losses will increase even more significantly because of additional costs and expenses related to:

  an increase in the number of employees;
  an increase in research and development activities;

  an increase in sales and marketing activities; and
  assimilation of operations and personnel.

             In addition, in connection with the acquisition of Silknet in April 2000, we recorded goodwill and intangible assets of approximately $3.8 billion in connection with the merger, which will be amortized over a period of three years.

             Further, in connection with the issuance of 400,000 shares of our common stock and a warrant to purchase up to 725,000 shares of our common stock to Andersen Consulting LLP pursuant to a stock and warrant purchase agreement, dated September 6, 2000, we will incur substantial charges to stock-based compensation. With respect to the 400,000 shares of common stock, we will incur a fixed charge to stock-based compensation over the four-year term of our global strategic alliance with Andersen based upon the fair market value of our common stock on September 6, 2000, the date of closing, of $37.125. With respect to the warrant, we will incur a charge to stock-based compensation when certain performance goals are achieved, such charge to be measured using the Black-Scholes valuation model and the fair market value of our common stock at the time of achievement of such goals. Because of the accounting policies ap plicable to the warrant, the charges associated with the warrant will be measured in part upon the changes in the fair market value of our stock. Accordingly, significant increases in our stock price could result in substantial non-cash accounting charges and variations in our results of operations.

             If we do achieve profitability, we may not be able to sustain or increase any profitability on a quarterly or annual basis in the future.

We have completed four mergers in the past twelve months, and those mergers may result in disruptions to our business and management due to difficulties in assimilating personnel and operations

             We may not realize the benefits from the significant mergers we have completed. In August 1999, we acquired Connectify, and in December 1999, we acquired netDialog and Business Evolution. On April 19, 2000, we completed our merger with Silknet. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. This is particularly difficult with Business Evolution and Silknet, since their operations are located on the east coast and we are headquartered on the west coast. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, that they do not want to work for us. In addition, products of these companies will have to be integrated into our products, and it is uncertai n whether we may accomplish this easily or at all. These difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky and we may also face unexpected costs, which may adversely affect operating results in any quarter.

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

  the integration of our company and Silknet is unsuccessful;
  we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or investors; or
  the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts or investors.

             The market price of our common stock could also decline as a result of factors related to the merger that may currently be unforeseen. A decline in the market price of our common stock could materially and adversely affect our operating results.

If we acquire additional companies, products or technologies, we may face risks similar to those faced in our other mergers

             If we are presented with appropriate opportunities, we intend to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to our other mergers. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our company or our existing stockholders. In addition, our profitability may suffer because of ac quisition-related costs or amortization costs for acquired goodwill and other intangible assets.

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

Our failure to consummate our expected sales in any given quarter could dramatically harm our operating results because of the large size of typical orders

             Our sales cycle is subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews, over which we have little or no control. Consequently, if sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of a typical order, a lost or delayed sale could result in revenues that are lower than expected. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle

             The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken 3 to 12 months in the United States and longer in foreign countries. Our sales cycle has required pre-purchase evaluation by a significant number of individuals in our customers’ organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products.

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

             In particular, in July 2000, the lockup agreement executed by the affiliates of Kana and Silknet elapsed and such stockholders are eligible to sell all vested shares. In addition, in August 2000, shares held by former Connectity stockholders became eligible for sale under Rule 144.

We may issue stock at a discount to the current market price, which would dilute our existing stockholders

             In order to raise the funds we need to execute our business plan and fund operations generally, we may continue to issue stock at a discount to the current market price. Transactions of that kind would result in dilution to our existing stockholders.

Difficulties in implementing our products could harm our revenues and margins.

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

Our business depends on the acceptance of our products and services, and it is uncertain whether the market will accept our products and services

             Of our total revenue of $76.8 million for the nine months ended September 30, 2000, $46.6 million was derived from licenses of products and $30.2 million from related services. We are not certain that our target customers will widely adopt and deploy our products and services. Our future financial performance will depend on the successful development, introduction and customer acceptance of new and enhanced versions of our products and services. In the future, we may not be successful in marketing our products and services, including any new or enhanced products.

We may be unable to hire and retain the skilled personnel necessary to develop our engineering, professional services and support capabilities in order to continue to grow

             We intend to increase our sales, marketing, engineering, professional services and product management personnel over the next 12 months. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot continue to grow if we cannot attract qualified personnel. Our failure to attract and retain the highly trained personnel that are integral to our product development and professional services group, which is the group responsible for implementation and customization of, and technical support for, our products and services, may limit the rate at which we can develop and install new products or product enhancements, which would harm our business. We will need to increase our staff to support new customers and the expanding needs of our existing customers, without compromising the quality of our customer service . Since our inception, a number of employees have left or have been terminated, and we expect to lose more employees in the future. Hiring qualified professional services personnel, as well as sales, marketing, administrative and research and development personnel, is very competitive in our industry, particularly in the San Francisco Bay Area, where we are headquartered, due to the limited number of people available with the necessary technical skills. We face greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company.

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

A failure to manage our internal operating and financial functions could lead to inefficiencies in conducting our business and subject us to increased expenses

             Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. We have limited experience in managing rapid growth. We are experiencing a period of growth that is placing a significant strain on our managerial, financial and personnel resources. Our business will suffer if this growth continues and we fail to manage it successfully. Our number of employees has grown substantially since September 30, 1999 and we expect to continue to hire new employees at a rapid pace. Moreover, we will need to assimilate substantially all of Silknet’s operations into our operations. The rate of our recent growth has made management of that growth more difficult. Any additional growth will further strain our management, financial, personnel, internal training and other resources. To manage any future growth effectively, we must impro ve our financial and accounting systems, controls, reporting systems and procedures, integrate new personnel and manage expanded operations. Any failure to do so could negatively affect the quality of our products, our ability to respond to our customers and retain key personnel, and our business in general.

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

  customer dissatisfaction;
  cancellation of orders and license agreements;
  negative publicity;
  loss of revenues;
  slower market acceptance; and
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

Technical problems with either our internal or outsourced computer and communications systems could interrupt our Kana Online service

             The success of the Kana Online service depends on the efficient and uninterrupted operation of our own and outsourced computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar adverse events. We have entered into an Internet-hosting agreement with Exodus Communications, Inc. to maintain certain of the Kana Online servers at Exodus’ data center in Santa Clara, California. Our operations depend on Exodus’ ability to protect its and our systems in Exodus’ data center against damage or interruption. Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. We have no formal disaster recovery plan in the event of damage or interruption, and our insurance policies may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with customers and result in reduced revenues.

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

  our pending patent applications may not result in the issuance of patents;
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

We rely upon trademarks, copyrights and trade secrets to protect our proprietary rights, which may not be sufficient to protect our intellectual property

             We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. In the United States, we currently have a registered trademark, “Kana,” and seven pending trademark applications, including trademark applications for our logo and “ KANA COMMUNICATIONS and Design.” Although none of our trademarks is registered outside of the United States, we have trademark applications pending in Australia, Canada, the European Union, India, Japan, South Korea and Taiwan. However, despite the precautions that we have taken:

  laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;
  current federal laws that prohibit software copying provide only limited protection from software “pirates,” and effective trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;
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

We may become involved in litigation over proprietary rights, which could be costly and time consuming, and Genesys Telecommunications Laboratories, Inc. has filed an infringement suit against us

             Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents upon which our products or technology infringe. Any of these third parties might make a claim of infringement against us. Many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to dev elop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

             On October 8, 1999, Genesys Telecommunications Laboratories, Inc. (“Genesys”) filed a complaint against Kana in the United States District Court for the District of Delaware. Genesys has amended its complaint to allege that Kana’s Customer Messaging System 3.0 infringes upon one or more claims of two Genesys patents. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys’ fees, costs and pre- and post-judgment interest. The litigation is currently nearing the completion of the discovery phase. Kana intends to defend itself from this claim vigorously. Kana is not currently a party to any other material legal proceedings.

We may face higher costs and lost sales if our software contains errors

             We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the mission-critical nature of our products and services, undetected errors are of particular concern. We have only a few “beta” customers that test new features and functionality of our software before we make these features and functionalities generally available to our customers. If our software contains undetected errors or we fail to meet customers’ expectations in a timely manner, we could experience:

  loss of or delay in revenues expected from the new product and an immediate and significant loss of market share;
  loss of existing customers that upgrade to the new product and of new customers;
  failure to achieve market acceptance;
  diversion of development resources;
  injury to our reputation;
  increased service and warranty costs;
  legal actions by customers; and
  increased insurance costs.

We may face liability claims that could result in unexpected costs and damage to our reputation

             Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages. However, these contractual limitations on liability may not be enforceable and we may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers’ internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and distracting our management.

We intend to expand our international operations, which could divert management attention and present financial issues

             Our international operations are located in various countries throughout Europe, Australia, Japan, Latin America and Singapore, and to date, have been limited. We plan to expand our existing international operations and establish additional facilities in other parts of the world. We may face difficulties in accomplishing this expansion, including finding adequate staffing and management resources for our international operations. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. In addition, in order to expand our international sales operations, we will need to, among other things:

  expand our international sales channel management and support organizations;
  customize our products for local markets; and
  develop relationships with international service providers and additional distributors and system integrators.

             Our investments in establishing facilities in other countries may not produce desired levels of revenues. Even if we are able to expand our international operations successfully, we may not be able to maintain or increase international market demand for our products. In addition, we have only licensed our products internationally since January 1999 and have limited experience in developing localized versions of our software and marketing and distributing them internationally. Localizing our products may take longer than we anticipate due to difficulties in translation and delays we may experience in recruiting and training international staff .

Our growth could be limited if we fail to execute our plan to expand internationally

             For the nine month periods ended September 30, 2000 and September 30, 1999, we derived approximately 14% and 10%, respectively, of our total revenues from sales outside North America. We have established offices throughout Europe, Australia, Japan and Singapore. As a result, we face risks from doing business on an international basis, any of which could impair our internal revenues. We could, in the future, encounter greater difficulty in accounts receivable collection, longer sales cycles and collection periods or seasonal reductions in business activity. In addition, our international operations could cause our average tax rate to increase. Any of these events could harm our international sales and results of operations.

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

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing could affect our ability to pursue future growth

             We may need to raise additional funds to develop or enhance our products or services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We do not have a long enough operating history to know with certainty whether our existing cash and expected revenues will be sufficient to finance our anticipated growth. Additional financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise r espond to competitive pressures would be significantly limited.

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

Risks Related to Our Industry

Our failure to manage multiple technologies and technological change could harm our future product demand

             Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render our products obsolete. The market for eRM, eCRM customer communication and similar software is characterized by:

  rapid technological change;
  frequent new product introductions;
  changes in customer requirements; and
  evolving industry standards.

             Our products are designed to work on a variety of hardware and software platforms used by our customers. However, our software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments and other systems that our customers use. For example, the server component of the current version of our products runs on the Windows NT operating system from Microsoft, and we must develop products and services that are compatible with UNIX and other operating systems to meet the demands of our customers. If we cannot successfully develop these products in response to customer demands, our business could suffer. Also, we must constantly modify and improve our products to keep pace with changes made to these platforms and to database systems and other back-office applications and Internet-related applications. This may result in uncertainty relating to t he timing and nature of new product announcements, introductions or modifications, which may cause confusion in the market and harm our business. If we fail to modify or improve our products in response to evolving industry standards, our products could rapidly become obsolete, which would harm our business.

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

If the Internet, e-mail and web-based communications fail to grow and be accepted as media of communication, demand for our products and services will decline

             We sell our products and services primarily to organizations that receive large volumes of e-mail and Web-based communications. Many of our customers have business models that are based on the continued growth of the Internet. Consequently, our future revenues and profits, if any, substantially depend upon the continued acceptance and use of the Internet and e-mail, which are evolving as media of communication. Rapid growth in the use of e-mail is a recent phenomenon and may not continue. As a result, a broad base of enterprises that use e-mail as a primary means of communication may not develop or be maintained. In addition, the market may not accept recently introduced products and services that process e-mail, including our products and services. Moreover, companies that have already invested significant resources in other methods of communications with customers, such as call centers, may be reluctant to adopt a new strategy that may limit or compete with their existing investments. If businesses do not continue to accept the Internet, e-mail and other forms of web-based communication as media for interacting with the customer, our business will suffer.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

             We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin and South America. Generally, our sales are made in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge our foreign exchange risk.

             Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investments consist primarily of commercial paper and short-term municipals, which have an average fixed yield rate of 6.6%. These all mature within three months. Kana does not consider its cash equivalents to be subject to interest rate risk due to their short maturities.

Part II. Other Information

Item 1.   Legal Proceedings

             On October 8, 1999, Genesys Telecommunications Laboratories, Inc. (“Genesys”) filed a complaint against Kana in the United States District Court for the District of Delaware. Genesys has amended its complaint to allege that Kana’s Customer Messaging System 3.0 infringes upon one or more claims of two Genesys patents. Genesys is seeking relief in the forms of an injunction, damages, punitive damages, attorneys’ fees, costs and pre- and post-judgment interest. The litigation is currently nearing the completion of the discovery phase. Kana intends to defend itself from this claim vigorously. Kana is not currently a party to any other material legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds

             On September 21, 1999, we consummated our initial public offering of common stock, $0.001 par value. The managing underwriters in the offering were Goldman Sachs & Co, Hambrecht & Quist LLC and Wit Capital Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Reg. No. 333-82587) that was declared effective by the SEC on September 21, 1999. All 7,590,000 shares of common stock registered under the registration statement, including shares covered by an over-allotment option that was exercised, were sold at a price to the public of $7.50 per share. The aggregate offering amount registered was $56,925,000. In connection with the offering, Kana paid an aggregate of $3,985,000 in underwriting discounts to the underwriters. In addition, the following table sets forth an approximation of all expen ses incurred in connection with the offering, other than underwriting discounts. All amounts shown are approximations except for the registration fees of the SEC and the National Association of Securities Dealers, Inc.

SEC Registration Fee	$28,130
NASD Filing Fee	5,500
Nasdaq National Market Listing Fee	91,000
Printing and Engraving Expenses	440,000
Legal Fees and Expenses	700,000
Accounting Fees and Expenses	300,000
Blue Sky Fees and Expenses	15,000
Transfer Agent Fees	30,000
Miscellaneous	264,370

Total Expenses	$1,874,000

             All of such expenses were direct or indirect payments to others.

             The net offering proceeds to us after deducting the total expenses above were approximately $51,066,000. From September 21, 1999 to September  30, 2000, we used such net offering proceeds from our initial public offering of common stock to invest in short-term, interest bearing, investment grade securities and for marketing and distribution activities, various product development initiatives and for working capital and other corporate purposes. This use of proceeds did not represent a material change in the use of proceeds described in the prospectus of the registration statement. We used its existing cash balances to fund Kana’s general operations. As of September 30, 2000, we have used all of the proceeds from our initial public offering.

             On September 6, 2000, we issued to Andersen Consulting LLP 400,000 shares of common stock and a warrant to purchase up to 725,000 shares of common stock pursuant to a stock and warrant purchase agreement and in connection with our global strategic alliance with Andersen. This transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering, and we believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2). The shares of common stock issued to Andersen and the shares of common stock issuable to Andersen upon exercise of the warrant were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-3 (Reg. No. 333-46624) that has not yet been declared effective by the SEC. Upon resale of the common stock issued or issuable in the transaction and registered under an effective registration statement, the selling stockholder will receive all of the proceeds from such sale. We will not receive any of the proceeds from sales by the selling stockholder.

             On June 12, 2000, we sold 2,500,000 shares of our common stock in a private placement transaction with entities affiliated with Putnam Investment Management, Inc., entities affiliated with The Putnam Advisory Company, Inc., entities affiliated with The Galleon Group, DWS Investments and Metzler Investments for an aggregate purchase price of $125,000,000. This private placement transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering, and we believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2). The shares of common stock sold in the private placement were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-3 (Reg. No. 333-40338) that was declared effective by the SEC on October 27, 2000. Upon resale of the common stock sold in the private pl acement transaction and registered under the registration statement, the selling stockholders will receive all of the proceeds from such sale. We will not receive any of the proceeds from sales by the selling stockholders.

Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits

Exhibit Number	Description
27	Financial Data Schedule

             (b)  Reports on Form 8-K:

             None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANA COMMUNICATIONS, INC
November 14, 2000	/s/ Michael J. McCloskey

Michael J. McCloskey Chief Executive Officer and Chairman of the Board

/s/ Brian K. Allen

Brian K. Allen Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX TO KANA COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2000

Exhibit Number	Description
27	Financial Data Schedule