Form 10-K
period 2000-12-31
KANA COMMUNICATIONS INC
filed 2001-04-02
CIK 1089907

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended December 31, 2000,

                                       or

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the transition period from _____ to ______

                                   000-26287
                            (Commission File Number)

                               ----------------

                           KANA COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                   77-0435679
       (State or other jurisdiction            (I.R.S. Employer Identification No.)
     of incorporation or Organization)

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. [_]

   As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $241,444,076 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 28, 2001, the Registrant had outstanding 94,345,305 shares of Common Stock.

                               ----------------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           KANA COMMUNICATIONS, INC.

                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2000

                                      PART I

                                                                           Page
                                                                           ----
 ITEM 1  BUSINESS.......................................................     3

 ITEM 2  PROPERTIES.....................................................    14

 ITEM 3  LEGAL PROCEEDINGS..............................................    14

 ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    14

                                     PART II

 ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...........................................    17

 ITEM 6  SELECTED CONSOLIDATED FINANCIAL DATA...........................    18

 ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.........................................    19

 ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    42

 ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    42

 ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE..........................................    42

                                     PART III

 ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    43

 ITEM 11 EXECUTIVE COMPENSATION.........................................    44

 ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................    48

 ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    49

                                     PART IV

 ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
          K.............................................................    51

 SIGNATURES..............................................................   82

                                     PART I

   The following contains forward-looking statements within the meaning of
Section 21e of the Securities Exchange Act of 1934. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors," elsewhere in this report and in our other public filings.

ITEM 1. BUSINESS

Overview

   We are a leading provider of enterprise Relationship Management (eRM) software solutions that deliver integrated communication and business applications built on a Web-architected platform. Our eRM software solutions redefine and extend the enterprise to incorporate customers, partners, and suppliers in collaborative business relationships for greater long-term loyalty and profitability. At the same time, our eRM solutions enable enterprises to lower operating and distribution costs as they build relationships. Using our software products and services, enterprises can:

  . offer to customers, partners, and suppliers a consistent, personalized, and comprehensive view of their business relationship so that they can learn, buy, and get care that is relevant and targeted to their needs.

  . offer customers, partners, and suppliers an integrated business experience across their service, sales, and marketing activities.

  . embrace customers, partners, and suppliers in productive and efficient relationships through collaborative participation in automated business processes.

  . enhance the effectiveness of both online and offline relationships via integrated communication channels and interactions methods.

  . facilitate integrated information and services via a scalable, flexible, and adaptable Web-architected platform.

   Our customers range from Global 2000 companies pursuing an e-business strategy to growing Internet companies. The following is a representative list of our customers:

   . eBay                                      . E*Trade
   . American Airlines                         . Kodak
   . The Gap                                   . BellSouth

   No customer accounted for 10% or more of our total revenues in 1998, 1999 or 2000.

   References in this annual report on Form 10-K to "Kana," "we," "our," and "us" collectively refer to Kana Communications, Inc., a Delaware corporation, its subsidiary and its California predecessor. Our principal executive offices are located at 740 Bay Road, Redwood City, California 94063 and our telephone number is (650) 298-9282.

Recent Developments

   On February 28, 2001, we filed a tender offer statement on Schedule TO announcing our offer to exchange certain eligible options outstanding under our stock option plans for new options to purchase shares of our common stock to be granted on or after six months and one day after the tendered options are accepted and cancelled and for restricted shares of our common stock.

   On February 21, 2001, we announced the appointment of Art M. Rodriguez as our interim chief financial officer, replacing James C. Wood, our chief executive officer and chairman of the board of directors, who acted as our interim chief financial officer following the January 2001 resignation of our former chief financial officer, Brian K. Allen, for personal reasons.

   On January 18, 2001, we announced the appointment of James C. Wood as our new chief executive officer and chairman of the board, in connection with the January 2001 resignation of our former chief executive officer and chairman of the board, Michael J. McCloskey, for health reasons.

Industry Background

   In today's economy, customers and partners have a variety of purchasing options and are only a click away from being able to defect to the competition. Whether a company is a Global 2000 enterprise, or a newly established Internet-based business, the ability to provide a high quality interaction and experience, and thus to establish long-term relationships and loyalty, is critical to business survival.

   Until recently, the relationships with customers and partners were based on interactions in-person, by telephone or by letter. In order to respond to these types of inquiries more effectively, many companies invested substantial resources in expensive call centers and traditional direct marketing initiatives. Call centers typically served a customer service function, employed costly technology and did not scale effectively. Traditional direct marketing is typically expensive and not highly effective in terms of conversion and response rates. With the advent of the Internet and the proliferation of electronic communications, the manner through which businesses communicate has undergone a fundamental change: customers, partners, and suppliers are now demanding that businesses be accessible anytime and through a variety of channels, including the Web, wireless, e-mail, telephone, and storefront.

   Given the emerging shift to enhanced customer and partner interaction, traditional solutions are not addressing the fundamental changes required by enterprises. Businesses have concluded that, in order to differentiate themselves from their competitors, they must provide superior customer service--regardless of the customer contact channel. Therefore, it is no surprise that according to the Gartner Group, the enterprises that are able to synchronize customer-facing interactions across channels will outperform competitors with siloed channels by 20 percent.

   There can be negative consequences for a business if it fails to manage these interactions effectively. These consequences can include loss of customers, increased difficulty in acquiring new customers and a deterioration of competitive position. IMT Strategies recently recognized the negative impact on e-brand loyalty and customer retention associated with inconsistent service across channels, particularly since customers are now just one click away from switching their allegiances to a competitor or airing their complaints in public forums. In addition, businesses face higher operating and information technology costs without efficient and reliable management of customer and partner interactions. Perhaps most significantly, businesses may lose the opportunity to take advantage of new revenue-generating opportunities by failing to capitalize upon the wealth of information conveyed through these communications. While addressing these challenges, businesses must also be able to deploy an enterprise relationship management solution across multiple departments, to integrate the solution with existing business and legacy systems and databases and to scale the solution as volumes grow.

The Kana eRM Solution

   We believe that in order for companies to be successful in today's rapidly changing global economy, they must differentiate themselves by enhancing business relationships while simultaneously decreasing operating costs, increasing efficiency through business process automation, eliminating information fragmentation to reduce information technology costs, and adapting rapidly to changing business requirements. Our products and services are designed to meet these challenges to generate higher revenue and long-term customer, partner, and supplier loyalty. We believe our products and services provide the following business benefits:

  . Enhanced Business Relationships and Decreased Operating Costs. Our products provide customers, partners, suppliers, and enterprise staff with a complete view of their interactions and activities and deliver this information via personalized Web portals. All users benefit from a complete view by receiving relevant information at the right time, resulting in finer control over their business relationships. In addition, with greater access to information, customers, partners, and suppliers can resolve business issues without assistance, thus reducing the enterprise's costs for building effective relationships. Capabilities such as managed self service make enterprise knowledge available to customers, partners, and suppliers.

    Enterprises are able to gain a complete view of business relationships across departmental functions and communication channels. Our software provides one-click access to complete customer histories and interactions so that staff can provide informed, personalized, and consistent answers. In addition, our software provides enterprises with the ability to analyze customer information to launch customized initiatives in response to gathered information. We believe that the resulting improvement in the business experience enables enterprises to significantly enhance customer satisfaction, retention, and loyalty.

  . Business Process Automation for Increased Efficiency. Our software enables enterprises to automate communication and business processes across the organization. Our products use a combination of workflow automation, business rules for decision-making, artificial intelligence, analytics and advanced messaging analysis technologies to create efficient business processes. By extending processes across the enterprise, all departments can act upon valuable information. For example, our software can alert a sales department of a potential lead resulting from a service representative's interaction with a customer to solve a problem.

    Even more importantly, our products enable the enterprise to extend business process automation outside its walls to embrace customers, partners, and suppliers in the processes. This "extranet" workflow capability means that users inside and outside the corporation can collaborate as one to efficiently resolve business issues.

  . Integrated Enterprise Information and Reduced Technology Costs. Our products and services can reduce enterprise operating and information technology costs by delivering a suite of business applications for marketing, sales, and service functions integrated with our broad range of electronic and traditional communication applications.

    Our integrated communication applications enable customers, partners, suppliers, and enterprise staff to mix and match as many communications channels as needed to complete a business task, including electronic and traditional telephone-based communications. Integrated communication applications have the benefit of lowering operational business costs as the enterprise can blend scarce resources efficiently to manage all types of requests across multiple communication channels.

    Our suite of business applications enables enterprises to manage the complete marketing, sales, and service business lifecycle from building permission-based marketing campaigns, to acquiring and keeping customers, to managing requests for service. By integrating these applications, enterprises can easily identify and create additional revenue-generating opportunities without significant IT effort. For example, our business applications can convert marketing interactions into sales by attaching highly personalized and targeted communications in electronic direct marketing campaigns using information gathered via requests for service assistance.

    Our communication and business applications are built on a Web-architected foundation designed to integrate not only Kana-delivered applications, but information and processes residing in legacy systems and existing enterprise data sources. Our Web-based architecture extends the useful lives of these diverse and heterogeneous information sources, helping the enterprise to avoid expensive application redesign and redevelopment.

   Rapid Adaptation to Changing Market Conditions. Our software is built on a Web-based architecture for rapid application customization and deployment, network flexibility, and scalability to manage exponential growth. Based on widely accepted industry standards, our software uses standards such as Java J2EE, JDBC, JNDI, JMS, World Wide Web Consortium standards, HTML, XML, and Workflow Management Coalition standards to facilitate rapid application customization, efficient development cycles, and real-time adaptation to changes in business conditions. In combination with these standards and industry-leading Web, application, and database servers, our software can help enterprises achieve the scalability, fault tolerance, application adaptability, and network flexibility required for today's global business operations.

The Kana Strategy

   Our strategy for achieving our goals as the leading provider of eRM software solutions includes the following objectives:

   Extend Market Leadership Position. We intend to extend our position as a leader in the eRM software market by delivering a broad range of business and communication applications built on a Web-architected, flexible, and scalable platform. We intend to take advantage of our technological leadership, strategic customer base and distribution capabilities to extend our current position as a market leader. Moreover, we believe that, by broadening our suite of products and services that enable companies to interact with their customers, partners, and suppliers in the most cost-effective and efficient ways possible, we can expand our market opportunities and solidify our position as a leading provider of comprehensive eRM solutions and services.

   Expand Our Suite of Products to Enter New Markets. We intend to expand our suite of products to include additional marketing, sales and service capabilities in order to enter new markets. We are working with our customers and strategic partners to identify the strategic and functional needs of enterprises that operate in the rapidly changing Web environment. Our focus is to develop applications and partnerships that address those needs and integrate them seamlessly with our existing platform to help enterprises establish broader and deeper business relationships. We believe these applications will be integrated to merge Web-based marketing, sales, and service transactions with customer communications to create further revenue opportunities.

   Increase Distribution Capabilities. We intend to broaden and increase our distribution capabilities worldwide by combining the efforts of our direct sales force and our alliances with leading e-business service and infrastructure providers, such as Accenture LLP, Aspect, IBM, KPMG Consulting and Siemens. By expanding existing alliances and aggressively developing new ones, we can leverage others' sales, marketing and deployment capabilities to help establish us as a worldwide provider of eRM products and services.

   Continue Technology Leadership. We intend to continue our technology leadership with our Web-based architecture as the leading technology platform and market standard for eRM products and services. To deliver the high performance required in the complex and rapidly changing eRM environment, we have designed our products to be highly scalable, easily customizable and readily able to integrate with existing enterprise applications and systems. Our Web-based platform enables a complete view of all people, activities, and interactions from one location, allowing the enterprise to scale to millions of daily interactions and to modify automated business process in real time without disabling the entire system.

   Emphasize Customer Satisfaction. We believe that delivering complete customer satisfaction is vital to growing our business. Our emphasis on customer satisfaction has provided us with a strong base of customers who can be referenced. This strategy provides many benefits, including potentially shortened sales cycles, incremental sales opportunities to our installed-base of customers, and new and improved products resulting from customer feedback. We intend to remain focused on providing the highest level of satisfaction to our customers and to continue designing our solutions to address their enterprise needs. In addition, we intend to continue to enhance our professional services group's capabilities, to maintain customer relationships beyond the implementation phase and provide a superior customer experience.

Products and Services

   Our Suite of eRM Software Solutions. Our suite of integrated communication and business applications built on a Web-based platform create an advanced technological solution for eRM. The suite consists of Kana eBusiness Platform, Kana Service, Kana Connect, Kana Response, Kana I-Mail, Kana Voice, Kana mBusiness, Kana Classify, and Kana Conduits.

   Kana eBusiness Platform. Kana eBusiness Platform is our Web-architected, standards-based foundation for building, deploying, and modifying software applications. Kana eBusiness Platform is designed for near linear scalability, enabling the enterprise to quickly add users to service a growing customer base. Applications built on Kana eBusiness Platform can be extended to add features and functionality to accommodate and integrate the enterprise's specific data and processes, including information residing in legacy systems and data sources. Kana eBusiness Platform provides the foundation for integrated, personalized interactions, collaborations, and transactions between the enterprise and its customers, partners, and suppliers.

   Kana Service. Kana Service is a complete customer care application that enables the enterprise to automate contact center processes and extend those processes to customers, partners, and suppliers for a global view of their relationships with the enterprise. By delivering proactive service, self-service, and assisted service in combination with integrated communication channels, Kana Service empowers business associates to play an active part in managing their relationships with the enterprise. At the same time, Kana Service delivers efficiencies to significantly reduce the costs of providing superior customer care through extensive service request and knowledge base management capabilities.

   Kana Connect. Kana Connect is our electronic direct marketing application that enables the enterprise to proactively deliver individually targeted messages to increase the lifetime value of customers. The application enables marketers to profile, target and engage customers in one-to-one conversations through permission-based, e-mail communication.

   Kana Response. Kana Response is our e-mail and Web communications management application that assists enterprises in responding to large numbers of inbound customer e-mail communications. Kana Response provides rule-based automation, intelligent workflow, message queuing, specialized user tools and a centralized knowledge base of issues and responses.

   Kana I-Mail. Kana I-Mail lets the enterprise engage in one-to-one real-time communications with customers. The solution's two-way Web-based instant messaging between the company and customer provides immediate online assistance to the customer. Kana I-Mail delivers different service levels to customers based on a number of factors such as the Web page the customer is browsing, the value of the items in the customer's shopping cart, or the nature of the customer's question to determine the appropriate service level for that individual.

   Kana Voice. Kana Voice allows customers to have a voice conversation over the Internet. Customers simply click on a button and are connected with a live agent online. Kana Voice also provides collaborative Web browsing, Web history tracking, prioritization, escalation, knowledge base and agent and administrator features.

   Kana mBusiness. Kana mBusiness provides wireless access to customer and partner Web portals to support sales and marketing inquiries, personalized responses, service resolution, transaction confirmation, and contact management. It uses standards such as WAP and WML so that users can easily author content across wireless-enabled devices. Kana mBusiness also allows wireless portals to be customized, enabling users to check and act on marketing, sales, and service applications.

   Kana Classify. Kana Classify is our advanced message classification technology that drives automated actions. Kana Classify categorizes customer messages and can automatically respond to customers, suggest responses for user review or route messages to appropriate queues.

   Kana Conduits. Kana Conduits integrate leading third-party applications with Kana software. Kana Conduits for Computer Teleploy Integration (CTI) provide integration with leading computer telephony applications, providing enterprise agents with a single interface to inquiries received over various media, including the Web, e-mail and the telephone. Additional Kana Conduits deliver such capabilities as integration with advanced Web collaboration vendors and leading Customer Relationship Management (CRM) vendors.

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

   Open, Standards-Based Architecture. The architecture of our software is "open" because it relies upon industry standards that facilitate integration with customers' e-business and legacy databases and systems and the development of applications on our platform. These industry standards include:

  . Java;

  . JDBC (Java DataBase Connectivity);

  . Standard relational databases from Oracle, Microsoft, and IBM;

  . JSP (Java Server Pages);

  . The J2EE (Java 2 Enterprise Edition) framework; and

  . XML, for presentation layers, metadata, and integration.

   The use of industry standards also permits our platform to be readily customized to users' preferences.

   Scaleable Web-Based Architecture. Our software relies on a scaleable Web-based architecture. This architecture separates the different system components into logical layers, supports multiple hardware and software platforms, supports browser-based interfaces and enables the system to run on multiple hardware platforms simultaneously in order to enhance scalability. The tiers are the presentation, user interface, workflow, business object, mail delivery, tracking and data layers.

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

Sales and Marketing

   Sales. Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and our strategic alliances. To date, we have targeted our sales efforts at the e-business divisions of Global 2000 companies and at rapidly growing Internet companies. We maintain direct sales personnel across the United States and internationally throughout Europe, Canada, Latin America, Australia, Singapore and Japan. The direct sales force is organized into regional teams, which include both sales representatives and systems engineers. As of December 31, 2000, we employed in our sales force 105 persons in our offices outside of North America. Our office in the United Kingdom is primarily responsible for sales in Europe generally. Sales managers currently based in the United States handle other international sales and report to our Vice President, International. Our direct sales force is complemented by telemarketing representatives based at our headquarters in Redwood City, California and Manchester, New Hampshire.

   We complement our direct sales force with a series of reseller and sales alliances, such as those with Accenture, Aspect, KPMG Consulting, IBM and Siemens. Through these alliances we are able to leverage additional sales, marketing and deployment capabilities. In the future, we intend to expand our distribution capabilities by increasing the size of our direct sales force, establishing additional sales offices both domestically and internationally and broadening our alliance activities.

   Marketing. Our marketing programs are targeted at e-businesses and are currently focused on educating our target market, generating new sales opportunities and creating awareness for our e-business customer communications software. We conduct marketing programs worldwide to educate our target market. In addition, we engage in a variety of marketing activities, including:

  . conducting seminars, including Web Seminars

  . hosting regular customer events;

  . participating in industry and technology-related conferences and trade shows;

  . establishing and maintaining close relationships with recognized industry analysts;

  . conducting electronic and traditional direct mailings and ongoing public relations campaigns;

  . managing and maintaining our Web site;

  . conducting market research;

  . organizing and implementing electronic and traditional direct marketing;
    and

  . creating sales tools.

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

   Service Relationships. We collaborate with systems integrators such as Accenture, CSC Consulting and KPMG Consulting. With the implementation of our Alliance Program, formal agreements are put into place for these relationships. These systems integrators are highly trained in our software and provide integration and implementation services to mutual customers.

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

   In 2000, we entered into a global alliance with IBM, which provides for resale, joint development, joint marketing and other activities. In the future, we intend to establish additional strategic relationships to further broaden our product offerings and enhance our distribution channels.

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

Customers

   Our customers range from Global 2000 companies pursuing an e-business strategy to growing Internet companies. As of December 31, 2000, we have licensed our solution to more than 600 customers in a variety of industries worldwide. The following is a list of customers that we believe are representative of our overall customer base:

Internet Services             Financial Services/Insurance  Travel
Alta Vista                    Aetna                         American Airlines
eBay                          Ameritrade                    British Airways
Hotjobs                       Capital One                   Carlson Company
Lycos                         Chase Manhattan               Delta Airlines
priceline.com                 Cigna                         Northwest Airlines
QXL                           E*Trade                       Rail Europe
                              National Westminster          Travelocity
High-tech                     Southtrust Bank
Analog Devices
Fujitsu                       Automotive                    Consumer Goods
Interwoven                    Ford                          Adidas
Microsoft                     General Motors                Avon
Peoplesoft                    Renault                       Gateway
SAP                                                         Kodak
Sony Computer Entertainment   Communications/Media          Maytag
                              Ameritech                     Nokia
Retail                        AT&T Broadband
1-800 Flowers                 BellSouth
Ballard Designs               BT Syncordia
Barnes & Noble.com            Disney
Federated                     MTV
Home Depot                    Sprint ION
J. Crew                       Qwest
Staples                       Verizon
The Gap                       Yahoo!
Williams-Sonoma

   No customer accounted for 10% or more of our total revenues in 1998, 1999 or 2000. Although a substantial portion of our license and service revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitment contracts, we do not depend on any ongoing commitments from our large customers.

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

   As of December 31, 2000, 315 of our employees were engaged in research and development activities. As a result of our recent workforce reductions in the first quarter of 2001, as of February 28, 2001, 258 of our employees were engaged in research and development activities. Our success depends, in part, on our ability to enhance our existing customer interactions solutions and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective customers. Delays in bringing to market new products or their enhancements, or the existence of defects in new products or enhancements, could be exploited by our competitors. If we were to lose market share as a result of lapses in our product management, our business would suffer.

Competition

   The market for our products and services is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. We currently face competition for our products from systems designed by both in-house and third-party development efforts. We expect that these systems will continue to be a principal source of competition for the foreseeable future. Our competitors include a number of companies offering one or more products for the e-business communications and relationship management market, some of which compete directly with our products. For example, our competitors include companies providing traditional, client-server based customer management and communications solutions, such as Clarify Inc. (which was recently acquired by Nortel), Cisco Systems, Inc., Avaya, Inc., Oracle Corporation, Pivotal Corporation, Quintus Corporation, Siebel Systems, Inc. and Vantive Corporation (which was recently acquired by PeopleSoft, Inc.). In addition, we compete with companies providing stand-alone point solutions, including Annuncio, Inc., AskJeeves Inc., Brightware, Inc. (which was recently acquired by FirePond), Broadbase, Inc. (which recently acquired another competitor, Servicesoft), Delano Technology, Inc., Digital Impact, Inc., eGain Communications Corp., E.piphany Inc., Live Person, Inc, MarketFirst, Inc., Responsys.com, Inc. and Talisma Corporation. Furthermore, we may face increased competition should we expand our product line, through acquisition of complementary businesses or otherwise.

   We believe that the principal competitive factors affecting our market include a significant base of referenceable customers, the breadth and depth of a given solution, product quality and performance, customer service, core technology, product scalability and reliability, product features, the ability to implement solutions and the value of a given solution. Although we believe that our solution currently competes favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

   Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than do we. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations. See "Risk Factors-We face substantial competition and may not be able to compete effectively."

Intellectual Property

   We rely upon a combination of patent, copyright, trade secret and trademark laws to protect our intellectual property. We currently have one issued U.S. patent and eight U.S. patent applications pending. Our pending applications, if allowed, in conjunction with our issued patent, will cover a material portion of our products and services. We have also filed international patent applications corresponding to four of our U.S. applications.

   In addition, we have one U.S. trademark registration and seven pending U.S. trademark registrations, two trademark registrations in the European Union, one trademark registration in Australia, as well as additional pending trademark registrations in Australia, Canada, the European Union, India, Japan, South Korea and Taiwan. Although we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. Others may develop technologies that are similar or superior to our technology.

   We generally enter into confidentiality or license agreements with our employees, consultants and alliance partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States. In addition, some of our license agreements require us to place the source code for our products into escrow. These agreements generally provide that some parties will have a limited, non-exclusive right to use this code if:

  . there is a bankruptcy proceeding instituted by or against us;

  . we cease to do business without a successor; or

  . we discontinue providing maintenance and support.

   Substantial litigation regarding intellectual property rights exists in the software industry. Our software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these competitors may make a claim of infringement against us with respect to our products and technology. See "Risk Factors--We may become involved in litigation over proprietary rights, which could be costly and time consuming."

Employees

   As of December 31, 2000, we had 1,181 full-time employees, 320 of whom were in our professional services group, 430 in sales and marketing, 315 in research and development, and 116 in finance, administration and operations. We recently restructured our organization in the first quarter of 2001 with workforce reductions of approximately 300 employees, in order to streamline operations, reduce costs and bring our staffing and structure in line with industry standards and current economic conditions.

   Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business.

   Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for these personnel is intense, particularly in the San Francisco Bay Area where we are headquartered. Due to the limited number of people available with the necessary technical skills and understanding of the Internet, we may not be able to retain or attract these key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. See "Risk Factors--We may be unable to hire and retain the skilled personnel necessary to develop our engineering, professional services and support capabilities in order to continue to grow," "--We may face difficulties in hiring and retaining qualified sales personnel to sell our products and services, which could harm our ability to increase our revenues in the future," and "--Our workforce reduction and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel."

ITEM 2. PROPERTIES

   Our corporate offices are located in Redwood City, California, where we lease approximately 60,861 square feet under a lease that expires in October 2006. As of December 31, 2000, the annual base rent for this facility was approximately $1.9 million. Also, we lease approximately 88,094 square feet of space in two office buildings in Manchester, New Hampshire. The lease expires in April 2005, and we have an option to extend the lease for two additional five-year terms. In addition, we lease facilities and offices in several cities throughout the United States, and internationally throughout Europe, Australia, Japan, Singapore and Latin America. The terms of these leases began to expire in August 2000, but automatically renewed unless earlier terminated. On February 11, 2000, we entered into an agreement to lease approximately 62,500 additional square feet in Redwood City, California under a lease that expires in December 2010. The annual base rent for this facility for the first year is approximately $2.4 million. We believe that our corporate office space in Redwood City and the other facilities we currently lease will be sufficient to meet our needs through at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

   On October 8, 1999, Genesys Telecommunications Laboratories, Inc. filed a complaint against us in the United States District Court for the District of Delaware. Genesys subsequently amended its complaint to allege that our Customer Messaging System 3.0 infringes one or more claims of two Genesys patents. In connection with the license agreement and reseller agreement that we entered into with Genesys on December 29, 2000, the complaint was dismissed with prejudice. We are not currently a party to any other material legal proceedings. See "Risk Factors--We may become involved in litigation over proprietary rights, which could be costly and time consuming."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's annual meeting of stockholders was held on October 4, 2000 (the "Annual Meeting"). The following matters were considered and voted upon at the Annual Meeting:

   The first matter related to the election of three directors, David M. Beirne, Robert W. Frick and Steven T. Jurvetson, to serve for a three-year term ending in the year 2003 and until their successors are duly elected and qualified. The votes cast and withheld for such nominees were as follows:

      Name                                                      For     Withheld
      ----                                                      ---     --------
   David M. Beirne.......................................... 59,576,795 130,824
   Robert W. Frick.......................................... 59,482,922 224,697
   Steven T. Jurvetson...................................... 59,437,318 270,301

   The second matter related to the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2000. The votes cast for and against this action were 56,842,368 and 2,855,773, respectively, with 9,478 votes abstaining.

   Based on these voting results, each of the directors nominated was elected and the second matter was approved.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth information regarding our current executive officers and directors (with ages as of December 31, 2000):

    Name                 Age                            Position
    ----                 ---                            --------
James C. Wood...........  44 Chief Executive Officer and Chairman of the Board of Directors
David B. Fowler.........  47 President
Nigel K. Donovan........  45 Chief Operating Officer
Art M. Rodriguez........  45 Interim Chief Financial Officer
Toya A. Rico............  40 Chief Personnel Officer
David M. Beirne.........  36 Director
Robert W. Frick.........  63 Director
Mark S. Gainey..........  32 Director
Eric A. Hahn............  40 Director
Charles A. Holloway,
 Ph.D...................  64 Director
Steven T. Jurvetson.....  33 Director

   James C. Wood. Mr. Wood joined us in April 2000 as a director in connection with our acquisition of Silknet Software, Inc. and served as our President from May 2000 until he was appointed as our Chief Executive Officer and Chairman of the Board of Directors in January 2001. Mr. Wood founded Silknet in March 1995 and served as its Chairman of the Board, President and Chief Executive Officer. From January 1988 until November 1994, Mr. Wood served as President and Chief Executive Officer of CODA Incorporated, a subsidiary of CODA Limited, a financial accounting software company. Mr. Wood also served as a director of CODA Limited from November 1988 until November 1994. Mr. Wood holds a B.S. in Electrical Engineering from Villanova University.

   David B. Fowler. Mr. Fowler joined us in connection with our acquisition of Silknet Software, Inc. and served as our Vice President, Corporate Marketing from April 2000 until he was appointed as our President in January 2001. Prior to joining us, from April 1999 to April 2000, Mr. Fowler served as Vice President--Marketing of Silknet. From April 1995 to March 1999, Mr. Fowler served as Vice President--Sales and Marketing for Gradient Technologies, a software company. From December 1993 to March 1995, Mr. Fowler served as Vice President--Sales and Marketing for FTP Software. Mr. Fowler holds a B.S. in Computer Science from Worcester Polytechnic Institute and an M.B.A. from New York University.

   Nigel K. Donovan. Mr. Donovan joined us in connection with our acquisition of Silknet Software, Inc. and served as our Vice President, Development from April 2000 until he was appointed as our Chief Operating Officer in January 2001. Prior to joining us, from February 1999 to April 2000, Mr. Donovan served as Senior Vice President and Chief Operating Officer of Silknet. From November 1995 to February 1999 Mr. Donovan served as Silknet's Vice President-- Professional Services. From November 1996 to October 1998, he also served as Silknet's Treasurer and from May 1997 to October 1998 as its Chief Financial Officer. In addition, Mr. Donovan served as director of Silknet from October 1996 to February 1999. From March 1988 until October 1995, Mr. Donovan served as Vice President--Professional Services of CODA Incorporated. Mr. Donovan holds a B.A. in Accounting and Finance from the London School of Business Studies.

   Art M. Rodriguez. Mr. Rodriguez joined us in July 2000 as our Vice President of Finance and currently serves as the interim Chief Financial Officer. Prior to joining us, Mr. Rodriguez spent 15 years in various financial positions at Hewlett Packard Co., most recently as the controller for the Customer Service & Support Group. Before his work at Hewlett Packard, Mr. Rodriguez served as a Captain in the United States Marine Corps. Mr. Rodriguez has an M.B.A. from the University of California at Los Angeles.

   Toya A. Rico. Ms. Rico joined us in January 2000 as Vice President, Human Resources and was appointed as our Chief Personnel Officer in January 2001. Prior to joining us, from October 1996 through May

1999, Ms. Rico served as Director, Human Resources at Adaptec, Inc., a bandwidth management company. From May 1988 through September 1996, Ms. Rico served in a variety of human resources management positions at 3Com Corporation, a computer networking company. Ms. Rico holds a B.A. in Communications from California State University, San Francisco.

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

   The following table sets forth the range of high and low closing sales prices for each period indicated, adjusted for the two-for-three reverse stock split effective September 1999 and the two-for-one forward stock split effective February 2000:

                                                                  High    Low
                                                                 ------- ------
   Fiscal 1999
   Third Quarter (from September 22, 1999)...................... $ 26.13 $22.78
   Quarter Ended December 31, 1999..............................  122.50  24.03

   Fiscal 2000
   First Quarter................................................  169.81  68.00
   Second Quarter...............................................   61.88  29.63
   Third Quarter................................................   72.25  22.00
   Fourth Quarter...............................................   28.36   8.84

   There were approximately 712 stockholders of record as of February 28, 2001. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the beneficial stockholders of the shares of our common stock as of February 14, 2001 was approximately 86,564.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Kana Communications, Inc. and the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K.

   The consolidated statement of operations data for each of the years in the four-year period ended December 31, 2000, and the consolidated balance sheet data at December 31, 1999 and 2000 are derived from our consolidated financial statements. The diluted net loss per share computation excludes potential shares of common stock (preferred stock, options to purchase common stock and common stock subject to repurchase rights held by us), since their effect would be antidilutive. See Note 1 of Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute actual basic and diluted net loss per share and goodwill impairment in the year ended December 31, 2000. The historical results are not necessarily indicative of results to be expected for any future period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                            Years Ended December 31,
                                     -----------------------------------------
                                        2000        1999       1998     1997
                                     -----------  ---------  --------  -------
                                        (in thousands, except per share
                                                    amounts)
Consolidated Statement of
 Operations Data:
Revenues:
 License...........................  $    75,360  $  10,536  $  2,014  $   --
 Service...........................       43,887      3,528       333      617
                                     -----------  ---------  --------  -------
 Total revenues....................      119,247     14,064     2,347      617
                                     -----------  ---------  --------  -------
Cost of revenues:
 License...........................        2,856        271        54      --
 Service...........................       56,201      6,610       666      253
                                     -----------  ---------  --------  -------
Total cost of revenues.............       59,057      6,881       720      253
                                     -----------  ---------  --------  -------
Gross profit.......................       60,190      7,183     1,627      364
                                     -----------  ---------  --------  -------
Operating expenses:
 Sales and marketing...............       88,186     21,199     5,504      512
 Research and development..........       42,724     12,854     5,669      971
 General and administrative........       18,945      5,018     1,826      378
 Amortization of stock-based
  compensation.....................       14,715     80,476     1,456      113
 Amortization of goodwill and
  identifiable intangibles.........      873,022        --        --       --
 In process research and
  development......................        6,900        --        --       --
 Acquisition related costs.........        6,564      5,635       --       --
 Goodwill impairment...............    2,084,841        --        --       --
                                     -----------  ---------  --------  -------
 Total operating expenses..........    3,135,897    125,182    14,455    1,974
                                     -----------  ---------  --------  -------
Operating loss.....................   (3,075,707)  (117,999)  (12,828)  (1,610)
Other income (expense), net........        4,834       (744)      227       57
                                     -----------  ---------  --------  -------
 Net loss..........................  $(3,070,873) $(118,743) $(12,601) $(1,553)
                                     ===========  =========  ========  =======
Basic and diluted net loss per
 share.............................  $    (39.57) $   (4.61) $  (2.01) $ (0.37)
                                     ===========  =========  ========  =======
Shares used in computing basic and
 diluted net loss per share
 amounts...........................       77,610     25,772     6,258    4,152
                                     ===========  =========  ========  =======
                                                  December 31,
                                     -----------------------------------------
                                        2000        1999       1998     1997
                                     -----------  ---------  --------  -------
                                                 (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-
 term investments..................  $    76,499  $  53,217  $ 14,035  $ 5,594
Working capital....................       54,234     38,591    11,833    5,364
Total assets.......................      980,124     70,229    16,876    6,158
Total stockholders' equity.........  $   899,452  $  48,500  $ 12,951  $ 5,684

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors," elsewhere in this report and in our other public filings.

Overview

   We are a leading provider of enterprise Relationship Management (eRM) software solutions that deliver integrated communication and business applications built on a Web-architectured platform. We were incorporated in July 1996 in California and were reincorporated in Delaware in September 1999. We had no significant operations until 1997. In February 1998, we released the first commercially available version of the Kana platform. To date, we have derived substantially all of our revenues from licensing our software and related services, and we have sold our products worldwide primarily through our direct sales force.

   On August 13, 1999, we completed a merger with Connectify pursuant to which Connectify became our wholly-owned subsidiary. In connection with the merger, we issued approximately 6,982,542 shares of our common stock in exchange for all outstanding shares of Connectify capital stock and reserved 416,690 shares of common stock for issuance upon the exercise of Connectify options and warrants we assumed in connection with the merger. The merger was accounted for as a pooling of interests.

   On December 3, 1999, we completed a merger with Business Evolution pursuant to which Business Evolution became our wholly-owned subsidiary. In connection with the acquisition of Business Evolution, 1,890,200 shares of our common stock were issued for all outstanding shares and warrants of Business Evolution. This transaction was accounted for as a pooling of interests.

   On December 3, 1999, we completed a merger with netDialog pursuant to which netDialog became our wholly-owned subsidiary. In connection with the acquisition of netDialog, 1,120,286 shares of our common stock were issued for all outstanding shares, warrants and convertible notes of netDialog. This transaction was accounted for as a pooling of interests.

   On April 19, 2000, we completed a merger with Silknet under which Silknet became our wholly-owned subsidiary. In connection with the Silknet merger, each share of Silknet common stock outstanding immediately prior to the completion of the merger was converted into the right to receive 1.66 shares of our common stock and we assumed Silknet's outstanding stock options and warrants based on the exchange ratio, issuing approximately 29.2 million shares of our common stock and reserving 4.0 million shares of common stock for issuance upon the exercise of Silknet options and warrants we assumed in connection with the merger. The transaction was accounted for using the purchase method of accounting. In connection with the merger, we have recorded goodwill and intangible assets of approximately $3.8 billion, which we were amortizing over a period of three years.

   During the quarter ended December 31, 2000, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. As a result of our review, we recorded a $2.1 billion impairment charge to reduce our goodwill. The remaining goodwill and identifiable intangibles balance of approximately $800.0 million will be amortized over the remaining useful life.

   On June 12, 2000, we sold 2,500,000 shares of our common stock for gross proceeds of $125.0 million (net proceeds of approximately $120.0 million) in a private placement transaction.

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

   Since 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception and, for the twelve months ended December 31, 2000, incurred a net loss of $3.1 billion. As of December 31, 2000, we had an accumulated deficit of $3.2 billion. We believe our future success is contingent upon providing superior customer service, increasing our customer base and developing our products. We expect to decrease our operating losses for the foreseeable future.

   As of December 31, 2000, we had 1,181 full-time employees. We recently restructured our organization in the first quarter of 2001 with workforce reductions of approximately 300 employees, in order to streamline operations, reduce costs and bring our staffing and structure in line with industry standards. We may reduce our workforce again in the near future.

   We believe that our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly evolving markets like ours. Although we have experienced significant revenue growth recently, this trend may not continue, particularly in light of increasing competition in our markets, the worsening economic outlook and declining expenditures on enterprise software products. Furthermore, we may not achieve or maintain profitability in the future.

                        QUARTERLY RESULTS OF OPERATIONS

   The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2000. The information has been derived from our unaudited consolidated financial statements that, in management's opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                          Quarter Ended
                          -------------------------------------------------------------------------------------
                          Mar. 31,  June 30,  Sept. 30,  Dec. 31,  March 31,  June 30,   Sept. 30,   Dec. 31,
                            1999      1999      1999       1999      2000       2000       2000        2000
                          --------  --------  ---------  --------  ---------  ---------  ---------  -----------
                                                          (in thousands)
Consolidated Statement
 of Operations Data:
Revenues:
 License................  $ 1,209   $ 1,821   $  2,781   $  4,725  $  7,329   $  15,574  $  23,730  $    28,727
 Service................      280       517        998      1,733     3,361       9,909     16,913       13,704
                          -------   -------   --------   --------  --------   ---------  ---------  -----------
  Total revenues........    1,489     2,338      3,779      6,458    10,690      25,483     40,643       42,431
                          -------   -------   --------   --------  --------   ---------  ---------  -----------
Cost of revenues:
 License................       34        38         52        147       143         658        918        1,137
 Service................      498       851      2,191      3,070     4,032      10,772     16,354       25,043
                          -------   -------   --------   --------  --------   ---------  ---------  -----------
  Total cost of
   revenues.............      532       889      2,243      3,217     4,175      11,430     17,272       26,180
                          -------   -------   --------   --------  --------   ---------  ---------  -----------
Gross profit............      957     1,449      1,536      3,241     6,515      14,053     23,371       16,251
                          -------   -------   --------   --------  --------   ---------  ---------  -----------
Operating expenses:
 Sales and marketing....    2,479     4,180      5,482      9,058    11,210      21,338     25,749       29,889
 Research and
  development...........    2,329     2,732      3,384      4,409     5,239      11,059     12,993       13,433
 General and
  administrative........      725     1,086      1,402      1,805     1,835       3,747      6,347        7,016
 Amortization of stock-
  based compensation....      520     2,734      3,377     73,845     3,320       3,593      3,790        4,012
 Amortization of
  goodwill and
  identifiable
  intangibles...........      --        --         --         --        --      247,043    312,865      313,114
 In process research and
  development...........      --        --         --         --        --        6,900        --           --
 Acquisition related
  costs.................      --        --         910      4,725       --        6,564        --           --
 Goodwill impairment....      --        --         --         --        --          --         --     2,084,841
                          -------   -------   --------   --------  --------   ---------  ---------  -----------
  Total operating
   expenses.............    6,053    10,732     14,555     93,842    21,604     300,244    361,744    2,452,305
                          -------   -------   --------   --------  --------   ---------  ---------  -----------
Operating loss..........   (5,096)   (9,283)   (13,019)   (90,601)  (15,089)   (286,191)  (338,373)  (2,436,054)
Other income (expense),
 net....................     (125)     (394)      (231)         6       644       1,247      2,039          904
                          -------   -------   --------   --------  --------   ---------  ---------  -----------
Net loss................  $(5,221)  $(9,677)  $(13,250)  $(90,595) $(14,445)  $(284,944) $(336,334) $(2,435,150)
                          =======   =======   ========   ========  ========   =========  =========  ===========
As a Percentage of Total
 Revenues:
Revenues:
 License................     81.2%     77.9%      73.6%      73.2%     68.6%       61.1%      58.4%        67.7%
 Service................     18.8      22.1       26.4       26.8      31.4        38.9       41.6         32.3
                          -------   -------   --------   --------  --------   ---------  ---------  -----------
  Total revenues........    100.0     100.0      100.0      100.0     100.0       100.0      100.0        100.0
                          -------   -------   --------   --------  --------   ---------  ---------  -----------
Cost of revenues:
 License................      2.3       1.6        1.4        2.3       1.3         2.6        2.3          2.7
 Service................     33.4      36.4       58.0       47.5      37.7        42.3       40.2         59.0
                          -------   -------   --------   --------  --------   ---------  ---------  -----------
  Total cost of
   revenues.............     35.7      38.0       59.4       49.8      39.0        44.9       42.5         61.7
                          -------   -------   --------   --------  --------   ---------  ---------  -----------
Gross profit............     64.3      62.0       40.6       50.2      61.0        55.1       57.5         38.3
                          -------   -------   --------   --------  --------   ---------  ---------  -----------
Selected operating
 expenses:
 Sales and marketing....    166.5     178.8      145.1      140.3     104.9        83.7       63.4         70.4
 Research and
  development...........    156.4     116.9       89.5       68.3      49.0        43.4       32.0         31.7
 General and
  administrative........     48.7      46.4       37.1       27.9      17.2        14.7       15.6         16.5

   The amount and timing of our operating expenses generally will vary from quarter to quarter depending on our level of actual and anticipated business activities. Our revenues and operating results are difficult to forecast and will fluctuate, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful. As a result, you should not rely upon them as an indication of future performance.

Results of Operations

   The following table sets forth selected data for the periods presented expressed as a percentage of total revenues.

                                                               Years Ended
                                                              December 31,
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
   Revenues:
    License................................................  63.2%  74.9%  85.8%
    Service................................................  36.8   25.1   14.2
                                                            -----  -----  -----
     Total revenues........................................ 100.0  100.0  100.0
                                                            -----  -----  -----
   Cost of revenues:
    License................................................   2.4    1.9    2.3
    Service................................................  47.1   47.0   28.4
                                                            -----  -----  -----
     Total cost of revenues................................  49.5   48.9   30.7
                                                            -----  -----  -----
   Gross profit............................................  50.5   51.1   69.3

   Selected operating expenses:
    Sales and marketing....................................  74.0  150.7  234.5
    Research and development...............................  35.8   91.4  241.5
    General and administrative.............................  15.9   35.7   77.8

            COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenues

   Total revenues increased by 748% to $119.2 million for the year ended December 31, 2000 from $14.1 million for the year ended December 31, 1999 primarily as a result of increased license revenue. License revenues increased by 615% to $75.4 million for the year ended December 31, 2000 from $10.5 million for 1999. This increase in license revenue was due primarily to increased market acceptance of our products, expansion of our product line and increased sales generated by our expanded sales force and the acquisition of Silknet. License revenue represented 63% of total revenues for the year ended December 31, 2000 and 75% of total revenues for 1999.

   Service revenues increased by 1,144% to $43.9 million for the year ended December 31, 2000 from $3.5 million for 1999. Service revenue increased primarily due to increased licensing activity described above, resulting in increased revenue from customer implementations, system integration projects, maintenance contracts and hosted service. Service revenue represented 37% of total revenues for the year ended December 31, 2000 and 25% of total revenues for 1999.

   Revenues from international sales were $19.5 million and $1.4 million in the years ended December 31, 2000 and 1999. Our international revenues were derived from sales in Europe, Canada, Asia Pacific and Latin America.

Cost of Revenues

   Total cost of revenues increased by 758% to $59.1 million for the year ended December 31, 2000 from $6.9 million for the year ended December 31, 1999, primarily due to increased cost of service revenues. Cost of license revenues increased by 954% to $2.9 million for the year ended December 31, 2000 from $271,000 for the year ended December 31, 1999, the increase mainly associated with increased license revenues and new third party software royalties. As a percentage of license revenues, cost of license revenues was 4% for the year ended December 31, 2000 and 3% for the year ended December 31, 1999. Cost of license revenues includes third party software royalties, product packaging, documentation, production and delivery costs for shipments to customers.

   Cost of service revenues consists primarily of salaries and related expenses for our customer support, implementation and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenues increased by 750% to $56.2 million for the year ended December 31, 2000 from $6.6 million for the year ended December 31, 1999. The growth in cost of service revenues was attributable to an increase in personnel dedicated to support our growing number of customers and related recruiting, travel, related facility and system costs and third party consulting expenses. Additional increases are attributable to our acquisition of Silknet and the inclusion of its cost of service revenues from the effective date of the merger. As a percentage of service revenues, cost of service revenues was 128% in 2000 and 187% in 1999. We anticipate that cost of service revenue will be relatively stable in absolute dollars in future periods.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows, and marketing collateral materials. Sales and marketing expenses increased by 316% to $88.2 million for the year ended December 31, 2000 from $21.2 million for the year ended December 31, 1999. This increase was attributable primarily to the addition of sales and marketing personnel from internal growth and the Silknet acquisition, the expansion of our international sales offices, an increase in sales commissions associated with increased revenues and higher marketing costs due to expanded advertising and promotional activities. As a percentage of total revenues, sales and marketing expenses were 74% for the year ended December 31, 2000 and 151% for the year ended December 31, 1999. This decrease in sales and marketing expense as a percent of total revenues was due primarily to the increase in total revenues over the prior period. We anticipate that sales and marketing expenses will be relatively stable in absolute dollars, but will vary as a percentage of total revenues from period to period.

   Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by 232% to $42.7 million for the year ended December 31, 2000 from $12.9 million for the year ended December 31, 1999. This increase was attributable primarily to the addition of personnel, due to internal growth and the Silknet acquisition, product development and related benefits, and consulting expenses. As a percentage of total revenues, research and development expenses were 36% for the year ended December 31, 2000 and 91% for the year ended December 31, 1999. This decrease in research and development expense as a percent of total revenues was due primarily to the increase in total revenues over the prior period. We expect to continue to make investments in research and development, but anticipate that research and development expenses will be relatively stable in absolute dollars, but will vary as a percentage of total revenues from period to period.

   General and Administrative. General and administrative expenses increased by 278% to $18.9 million for the year ended December 31, 2000 from $5.0 million for the year ended December 31, 1999, due primarily to increased personnel from internal growth and the Silknet acquisition, increase in allowance for doubtful accounts, increase in legal and other professional service provider fees. As a percentage of total revenues, general and administrative expenses were 16% for the year ended December 31, 2000 and 36% for the year ended December 31, 1999. This decrease in general and administrative expenses as a percent of total revenues was due primarily to the proportionately greater increase in total revenues than general and administrative expenses over the prior period. We expect that general and administrative expenses will be relatively stable in absolute dollars. However, we expect that these expenses will vary as a percentage of total revenues from period to period.

Amortization of Stock-Based Compensation

   In connection with the granting of stock options to our employees, we recorded unearned stock-based compensation totaling approximately $101.0 million through December 31, 2000. This amount represents the total difference between the exercise prices of stock options and the deemed fair market value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

   On September 6, 2000, we issued to Accenture 400,000 shares of common stock and a warrant to purchase up to 725,000 shares of common stock pursuant to a stock and warrant purchase agreement in connection with our global strategic alliance. The shares of the common stock issued were fully vested, and we have recorded a charge of approximately $14.8 million to be amortized over the four-year term of the agreement. The portion of the warrant to purchase 125,000 shares of common stock is fully vested with the remainder becoming vested upon the achievement of certain performance goals. The vested warrants were valued using the Black-Scholes model resulting in a charge of $1.0 million to be amortized over the four-year term of the agreement. We will incur a charge to stock-based compensation for the unvested portion of the warrant when performance goals are achieved.

   On December 31, 2000, Accenture earned and vested in a portion of the warrant to purchase 121,628 shares of common stock. This vesting of shares resulted in a stock-based charge to operations of $968,000 during the quarter ended December 31, 2000. As of December 31, 2000, shares of common stock under the warrant which were unvested had a fair value of approximately $5.0 million based upon the fair market value of our common stock at such date.

   On February 28, 2001, we filed a tender offer statement on Schedule TO announcing our offer to exchange certain eligible options outstanding under the stock option plans for new options to purchase shares of our common stock and for restricted shares of our common stock. The new options will be granted on or after six months and one day after the date the tendered options are accepted and cancelled. There are options to purchase approximately 18,000,000 shares of our common stock that could be exchanged if all the options eligible under stock option plans were tendered by the employees. We will incur a charge to compensation expense in connection with the issuance of the restricted shares of common stock, based upon the fair market value of the common stock at the time of the exchange. The charge to compensation expense will be amortized over the six month vesting term of the restricted stock. Had the compensation cost related to the maximum number of restricted shares issuable under the offer been determined based upon the fair market value of $3.0625 per share at the date of the tender offer, the total compensation charge would have approximated $6.9 million.

   As of December 31, 2000, there was approximately $21.6 million of total unearned deferred stock-based compensation remaining to be amortized.

   The amortization of stock-based compensation by operating expense is detailed as follows (in thousands):

                                                         Years ended, December
                                                                  31,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------- ------- ------
   Cost of service...................................... $ 2,816 $19,752 $  143
   Sales and marketing..................................   8,078  34,000    564
   Research and development.............................   2,831  19,864    438
   General and administrative...........................     990   6,860    311
                                                         ------- ------- ------
    Total............................................... $14,715 $80,476 $1,456
                                                         ======= ======= ======

Amortization of Goodwill and Identifiable Intangibles

   On April 19, 2000, we completed a merger with Silknet. As a result of the merger, $3.8 billion was allocated to goodwill and identifiable intangibles. This amount is being amortized on a straight-line basis over a period of three years from the date of acquisition. We recorded $873.0 million in amortization for the year ended December 31, 2000.

In Process Research and Development

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

Acquisition Related Costs

   In connection with the Silknet merger, we recorded $6.6 million of transaction costs and merger-related integration expenses. These amounts consisted primarily of merger-related advertising and announcements of $4.5 million and duplicate facility costs of $1.0 million.

Goodwill Impairment

   We performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. The assessment was performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Silknet acquisition resulting in our net book value of our assets prior to the impairment charge significantly exceeding our market capitalization, the overall decline in the industry growth rates, and our lower fourth quarter of 2000 actual and projected operating results. As a result of our review, we recorded a $2.1 billion impairment charge to reduce goodwill. The charge was determined based upon our estimated discounted cash flows over the remaining estimated useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows including the discount rate were determined using our best estimates as of such date. The remaining goodwill balance of approximately $800.0 million will be amortized over its remaining useful life. We will continue to assess the recoverability of the remaining goodwill and intangibles periodically in accordance with our policy.

Other Income (Expense), net

   Other income (expense), net in 2000 consists primarily of interest earned on cash and short-term investments and in 1999, interest expense related to warrants issued to convertible debt holders offset by interest income. Other income (expense), net was income of $4.8 million for the year ended December 31, 2000 and expense of $744,000 for the year ended December 31, 1999. The increase in other income (expense), net was primarily interest income earned on higher average cash balances and lower interest expense paid on debt.

Provision for Income Taxes

   We have incurred operating losses for all periods from inception through December 31, 2000, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

   As of December 31, 2000 and December 31, 1999, we had net operating loss carryforwards for federal and state tax purposes of approximately $122.8 million and $53.6 million, respectively. These federal and state loss carryforwards are available to reduce future taxable income. The federal loss carryforwards expire at various dates into the year 2020. Under the provisions of the Internal Revenue Code of 1986, as amended, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Net Loss

   Our net loss was $3.1 billion and $118.7 million for the years ended December 31, 2000, and 1999 respectively. We have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and personnel. In addition, goodwill impairment, amortization of goodwill and identifiable intangibles and stock based compensation charges have contributed to the significant increase in net loss during 2000. We anticipate that our expenditures will continue to increase in the future. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue to attain profitability.

            COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenue

   Total revenues increased by 500% to $14.1 million for the year ended December 31, 1999 from $2.3 million for the year ended December 31, 1998. License revenues increased by 423% to $10.5 million for the year ended December 31, 1999 from $2.0 million for 1998. This increase in license revenue was due primarily to increased market acceptance of our products, expansion of our product line and increased sales generated by our expanded sales force.

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

Cost of Revenues

   Total cost of revenues increased by 856% to $6.9 million for the year ended December 31, 1999 from $720,000 for the year ended December 31, 1998, primarily due to increased cost of service revenues. Cost of service revenues increased by 892% to $6.6 million for the year ended December 31, 1999 from $666,000 for the year ended December 31, 1998. The growth in cost of service revenues was attributable primarily to an increase in personnel dedicated to support our growing number of customers and related recruiting and travel expenses as well as facility expenses and system costs.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses increased by 285% to $21.2 million for the year ended December 31, 1999 from $5.5 million for the year ended December 31, 1998. This increase was attributable primarily to the addition of sales and marketing personnel, an increase in sales commissions and higher marketing costs due to expanded promotional activities including advertising and trade show participation.

   Research and Development. Research and development expenses increased by 127% to $12.9 million for the year ended December 31, 1999 from $5.7 million for the year ended December 31, 1998. This increase was attributable primarily to the addition of personnel associated with product development and related benefits and recruiting costs and related consulting expenses.

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

Amortization of Stock-Based Compensation

   In connection with the granting of stock options to employees, we recorded stock-based compensation totaling approximately $97.0 million through December 31, 1999. Subsequent to the mergers with Business Evolution and netDialog, we granted options to certain employees hired from the acquired companies for an exercise price below the fair market value of the common stock. These options immediately vested on the date of grant. The difference between the market value of the underlying common stock and the exercise price of the options was recorded as compensation expense in the fourth quarter of 1999 in the amount of approximately $60.4 million.

Acquisition Related Costs

   In connection with the merger with Connectify, we recorded a nonrecurring charge for merger integration costs of $1.2 million consisting primarily of transaction fees for attorneys and accountants of approximately $390,000 and employee severance benefits and facility related costs of $780,000 in 1999.

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

Other Income (Expense), net

   Other income (expense), net consists primarily of interest earned on cash and short-term investments, offset by interest expense related to warrants issued to convertible debt holders. Other income, net decreased by 428% to an expense of $744,000 for the year ended December 31, 1999 from income of $227,000 for 1998. The decrease in other income (expense), net was due primarily to interest expense associated with warrants issued to convertible debt holders offset by increased interest income earned on higher average cash balances.

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

   As of December 31, 2000, we had $76.5 million in cash, cash equivalents and short-term investments and $54.2 million in working capital. We estimate that we will have approximately $20.0 million in cash, cash equivalents and short-term investments as of March 31, 2001.

   Our operating activities used $90.7 million of cash for the year ended December 31, 2000. These uses are primarily attributable to net losses experienced during these periods as we invested in the development of our products, expansion of our sales force and expansion of our infrastructure to support our growth and increase in sales leading to an increase in accounts receivable. Our operating activities used $25.7 million of cash for the year ended December 31, 1999.

   Our investing activities consisting primarily of net sales of short-term investments, cash acquired from the acquisition of Silknet, offset by purchases of computer equipment, furniture, fixtures and leasehold improvements to support our growing number of employees, provided $22.4 million of cash for the year ended December 31, 2000. Our investing activities used $44.4 million of cash for the year ended December 31, 1999, which is primarily due to purchases of short-term investments and computer equipment, furniture, fixtures and leasehold improvements.

   Our financing activities provided $126.2 million in cash for the year ended December 31, 2000, primarily due to proceeds from the private placement in June 2000 of 2,500,000 shares of our common stock, raising net proceeds of approximately $120.0 million. Our financing activities provided $75.0 million for the year ended December 31, 1999, primarily from the net proceeds from our initial public offering and proceeds from notes payable and issuance of convertible preferred stock.

   We have a line of credit totaling $10.0 million, which is secured by all of our assets, bears interest at the bank's prime rate (9.5% as of December 31, 2000), and expires on July 31, 2001. The line of credit contains certain financial covenants including: a quick asset ratio of at least 1.75 and a tangible net worth of at least $60,000,000. We were in compliance with all debt covenants as of December 31, 2000. Total borrowings as of December 31, 2000 and 1999 were $1,187,000 under this line of credit. The entire balance under this line of credit is due on the expiration date, July 31, 2001. Our total bank debt, including the borrowings under the line of credit, was $1.6 million at December 31, 2000.

   Our capital requirements depend on numerous factors. We expect to devote resources to continue our research and development efforts, and expand our sales, support, marketing and product development organizations. In addition, although we have curtailed capital expenditures, we have made commitments to establish additional facilities and infrastructure growth, which we will need to fund.

   We have experienced substantial increases in expenditures since our inception consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. To reduce our expenditures, we recently restructured in several areas, including reduced staffing, expense management and curtailed capital spending. For example, in the first quarter of 2001, we reduced our workforce by approximately 25%, in order to streamline operations, reduce costs and bring our staffing and structure in line with industry standards. However, these actions will not be sufficient for us to obtain a positive cash flow. Therefore, we plan to further reduce our expenditures. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern. We are uncertain whether our cash balance, collections on our accounts receivable and funding from projected operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months and believe it will be necessary for us to substantially increase revenues and reduce expenditures. If we are unable to substantially increase revenues, reduce expenditures and collect upon accounts receivable or if we incur unexpected expenditures, then we will need to raise additional funds in order to continue as a going concern. Especially in light of our declining stock price and the extreme volatility in the technology capital markets, additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any financing may be dilutive to existing investors.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which is effective in the first quarter of 2001. The adoption of SFAS 133 did not have any material effect on our results of operations, financial position or cash flows.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 became effective in the quarter beginning October 1, 2000. The adoption of SAB 101 did not have a material impact on our results of operations, financial position or cash flows.

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

   This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from" those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risks Related to Our Business,""Risks Related to Our Industry" and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

                         Risks Related to Our Business

Because we have a limited operating history, there is limited information upon which you can evaluate our business

   We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. We were incorporated in July 1996 and first recorded revenue in February 1998. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. Many of these risks are discussed in the subheadings below, and include our ability to:

  . attract more customers;

  . implement our sales, marketing and after-sales service initiatives, both domestically and internationally;

  . execute our product development activities;

  . anticipate and adapt to the changing Internet market;

  . attract, retain and motivate qualified personnel;

  . respond to actions taken by our competitors;

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

  . budget and spending decisions by information technology departments of our customers;

  . costs associated with integrating our recent acquisitions, and costs associated with any future acquisitions;

  . our ability to manage our expenses;

  . the timing of new releases of our products;

  . the discretionary nature of our customers' purchasing and budgetary cycles;

  . changes in our pricing policies or those of our competitors;

  . the timing of execution of large contracts that materially affect our operating results;

  . the mix of sales channels through which our products and services are sold;

  . the mix of our domestic and international sales;

  . costs related to the customization of our products;

  . our ability to expand our operations, and the amount and timing of expenditures related to this expansion; and

  . decisions by customers and potential customers to delay purchasing our products; and

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

We have a history of losses and may not be profitable in the future and may not be able to generate sufficient revenue or funding to continue as a going concern

   Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As a result of accumulated operating losses, we have a significant accumulated deficit. This has caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Since inception, we have funded our business primarily through selling our stock, not from cash generated by our business. Our growth in recent periods has been from a limited base of customers, and we may not be able to increase revenues sufficiently to keep pace with our growing expenditures. We may not be able to increase the growth of our revenues in the future. As a result, we expect to continue to experience losses and negative cash flows, even if sales of our products and services continue to grow, and we may not generate sufficient revenues to achieve profitability in the future. Accordingly, we plan to reduce our operating expenses and may require additional financing. There can be no assurance that any such financing would be available on acceptable terms, if at all. With the decline in our stock price, any such financing is likely to be dilutive to existing stockholders. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern.

We may incur non-cash charges related to issuances of our equity which could harm our operating results

   Further, in connection with the issuance of 400,000 shares of our common stock and a warrant to purchase up to 725,000 shares of our common stock to Accenture pursuant to a stock and warrant purchase agreement dated September 6, 2000, we will incur substantial charges to stock-based compensation. With respect to the 400,000 shares of common stock, we recorded $14.8 million of deferred stock-based compensation which will be amortized over the four-year term of our global strategic alliance with Accenture based upon the fair market value of our common stock on September 6, 2000, the date of closing, of $37.125 per share. With respect to the warrant, 125,000 shares of common stock were fully vested and exercisable under the warrant and were valued on September 6, 2000 using the Black-Scholes model and are being amortized over four years. On the unearned portion of the warrant, we will incur a charge to stock-based compensation when certain performance goals are achieved. This charge will be measured using the Black-Scholes valuation model and the fair market value of our common stock at the time of achievement of these goals. Accordingly, significant increases in our stock price could result in substantial non-cash accounting charges and variations in our results of operations.

   If we do achieve profitability, we may not be able to sustain or increase any profitability on a quarterly or annual basis in the future.

We may be unable to hire and retain the skilled personnel necessary to develop our engineering, professional services and support capabilities in order to continue to grow

   We may increase our sales, marketing, engineering, professional services and product management personnel in the future. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot continue to grow if we cannot attract qualified personnel. Our failure to attract and retain the highly trained personnel that are integral to our product development and professional services group, which is the group responsible for implementation and customization of, and technical support for, our products and services, may limit the rate at which we can develop and install new products or product enhancements, which would harm our business. We may need to increase our staff to support new customers and the expanding needs of our existing customers, without compromising the quality of our customer service. Since our inception, a number of employees have left or have been terminated, and we expect to lose more employees in the future. Recently, we restructured our organization and terminated a significant number of employees in the process. Hiring qualified professional services personnel, as well as sales, marketing, administrative and research and development personnel, is very competitive in our industry, particularly in the San Francisco Bay Area, where we are headquartered, due to the limited number of people available with the necessary technical skills. We face greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company. In addition, in light of our recent workforce reduction, we may face additional difficulty in attracting and retaining these professionals and other key personnel. Also, the workforce reduction may adversely affect the morale of, and our ability to retain, those employees who are not being terminated. Because our stock price has recently suffered a significant decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If our retention efforts are ineffective, employee turnover could increase and our ability to provide client service and execute our strategy would be negatively affected.

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

Our workforce reduction and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel

   In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we recently restructured our organization in the first quarter of 2001with reductions in our workforce by approximately 300 employees. There may be costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plans. We recently filed a tender offer statement on Schedule TO announcing our offer to exchange certain eligible options outstanding under our stock option plans for new options to purchase shares of our common stock and for restricted shares of our common stock. Our employees may not elect to tender their options outstanding in exchange for new options and restricted stock and thus the intended result of the shares exchange program, to create performance and retention incentives, may not be realized. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

We have appointed a new chief executive officer, a new president, a new interim chief financial officer, and a new chief operating officer, and the integration of these officers may interfere with our operations

   In February 2001, we announced the appointment of Art. M. Rodriguez as our interim chief financial officer, replacing James C. Wood, our chief executive officer and chairman of the board, who was appointed as our interim chief financial officer in January, 2001. In January 2001, we announced the appointment of James C. Wood as our new chief executive officer, interim chief financial officer and chairman of the board, in connection with the January 2001 resignations of our former chief executive officer and chairman of the board, Michael J. McCloskey, for health reasons, and of our former chief financial officer, Brian K. Allen, for personal reasons. We also announced the appointment of David B. Fowler as our new president and Nigel K. Donovan as our new chief operating officer. The transitions of Messrs. Rodriguez, Wood, Fowler and Donovan has resulted and will continue to result in disruption to our ongoing operations, and these transitions may materially harm the way that the market perceives our company and the price of our common stock.

Loss of our Chief Executive Officer or any of our executive officers could harm our business

   Our future success depends to a significant degree on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of Mr. Wood. The loss of the services of Mr. Wood or any of our executive officers could harm our business and operations. In addition, we have not obtained life insurance benefiting us on any of our employees or entered into employment agreements with our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

We face substantial competition and may not be able to compete effectively

   The market for our products and services is intensely competitive, evolving and subject to rapid technological change. In addition, changes in the perceived needs of customers for specific products, features and services may result in our products becoming uncompetitive. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share.

   We currently face competition for our products from systems designed by in-house and third-party development efforts. We expect that these systems will continue to be a principal source of competition for the foreseeable future. Our competitors include a number of companies offering one or more products for the e-business communications and relationship management market, some of which compete directly with our products. For example, our competitors include companies providing stand-alone point solutions, including Annuncio, Inc., AskJeeves, Inc., Brightware, Inc., Broadbase, Inc., Digital Impact, Inc., eGain Communications Corp., E.piphany, Inc., Inference Corp., Marketfirst, Inc., Live Person, Inc., Mustang Software, Inc. (which was acquired by Quintus Corporation), Responsys.com and Servicesoft, Inc. (which was acquired by Broadbase Software, Inc.). In addition, we compete with companies providing traditional, client-server based customer management and communications solutions, such as Clarify Inc. (which was acquired by Northern Telecom), Alcatel, Cisco Systems, Inc., Lucent Technologies, Inc., Message Media, Inc., Oracle Corporation, Pivotal Corporation, Siebel Systems, Inc. and Vantive Corporation (which was acquired by PeopleSoft, Inc.). Changes in our products may also impact the ability of our sales force to effectively sell. Furthermore, we may face increased competition should we expand our product line, through acquisition of complementary businesses or otherwise.

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

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle

   The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken 3 to 12 months in the United States and longer in foreign countries. Our sales cycle has required pre-purchase evaluation by a significant number of individuals in our customers' organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. In the event of an economic downturn, the sales cycle for our products may become longer and it may require more resources to complete sales.

Our stock price has been highly volatile and has experienced a significant drop, particularly because our business depends on the Internet, and may continue to be volatile and drop

   The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Our common stock reached a high of $175.50 and traded as low as $8.25 in the year 2000, and on February 28, 2001 the last reported sales price of the shares on the Nasdaq Stock Market was $3.0625.

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

A failure to manage our internal operating and financial functions could lead to inefficiencies in conducting our business and subject us to increased expenses

   Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. We have limited experience in managing rapid growth. We have recently experienced a period of growth that has placed a significant strain on our managerial, financial and personnel resources. Our business will suffer if we fail to manage this growth successfully. Our number of employees has grown more than ten-fold since June 30, 1999, when we had 98 employees, and we expect to continue to hire new employees at a rapid rate. Moreover, we will need to assimilate substantially all of Silknet's operations into our operations. The rate of our recent growth has made management of that growth more difficult. Any additional growth will further strain our management, financial, personnel, internal training and other resources. To manage any future growth effectively, we must improve our financial and accounting systems, controls, reporting systems and procedures, integrate new personnel and manage expanded operations. Any failure to do so could negatively affect the quality of our products, our ability to respond to our customers and retain key personnel, and our business in general.

Delays in the development of new products or enhancements to existing products would hurt our sales and damage our reputation

   To be competitive, we must develop and introduce on a timely basis new products and product enhancements for companies with significant e-business customer interactions needs. Our ability to deliver competitive products may be impacted by the resources we have to devote to the suite of products, the rate of change of competitive products and required company responses to changes in the demands of our customers. Any failure to do so could harm our business. If we experience product delays in the future, we may face:

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

Technical problems with either our internal or outsourced computer and communications systems could interrupt our Kana Online service

   The success of the Kana Online service depends on the recruitment and retainment of qualified staff as well as the efficient and uninterrupted operation of our own and outsourced computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar adverse events. We have entered into an Internet-hosting agreement with two data center's, Exodus Communications, Inc. to maintain all of the Kana Online servers at Exodus' data center in Santa Clara, California servicing our West Coast Customers, and UUNET's data center in Princeton, New Jersey servicing our East Coast customers. Our operations depend on both Exodus' and UUNET's ability to protect its and our systems in Exodus' and UUNET's data center against damage or interruption. Both data centers do not guarantee that our Internet access will be uninterrupted, error-free or secure. We have no formal disaster recovery plan in the event of damage or interruption, and our insurance policies may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with customers and result in reduced revenues.

   We are currently contemplating outsourcing the management and operation of the Kana Online service. If we proceed with such plan with a third party, we may have less control over the operations of the service, which could also harm our relationships with customers and result in reduced revenues.

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

Our pending patents may never be issued and, even if issued, may provide little protection

   Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We regard the protection of patentable inventions as important to our future opportunities. We currently have one issued U.S. patent and eight U.S. patent applications pending relating to our software. Although we have filed four international patent applications corresponding to four of our U.S. patent applications, none of our technology is patented outside of the United States. It is possible that:

  . our pending patent applications may not result in the issuance of patents;

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

We rely upon trademarks, copyrights and trade secrets to protect our proprietary rights, which may not be sufficient to protect our intellectual property

   We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. In the United States, we currently have a registered trademark, "Kana," and seven pending trademark applications, including trademark applications for our logo and "KANA COMMUNICATIONS and Design." Outside of the United States, we have two trademark registrations in the European Union, one trademark registration in Australia, and we have additional trademark applications pending in Australia, Canada, the European Union, India, Japan, South Korea and Taiwan. However, despite the precautions that we have taken:

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

  . other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks; and

  . policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

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

  . injury to our reputation;

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

Our international operations could divert management attention and present financial issues

   Our international operations are located throughout Europe, Australia, Japan, Singapore and Brazil, and, to date, have been limited. We may expand our existing international operations and establish additional facilities in other parts of the world. We may face difficulties in accomplishing this expansion, including finding adequate staffing and management resources for our international operations. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. In addition, in order to expand our international sales operations, we will need to, among other things:

  . expand our international sales channel management and support organizations;

  . customize our products for local markets; and

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

Our growth could be limited if we fail to execute our plan to expand internationally

   For the twelve month periods ended December 31, 2000 and December 31, 1999, we derived approximately 16% and 10%, respectively, of our total revenues from sales outside North America. We have established offices in the United Kingdom, Australia, Germany, Japan, Holland, France, Spain, Sweden, Singapore and Brazil. As a result, we face risks from doing business on an international basis, any of which could impair our internal revenues. We could, in the future, encounter greater difficulty in accounts receivable collection, longer sales cycles and collection periods or seasonal reductions in business activity. In addition, our international operations could cause our average tax rate to increase. Any of these events could harm our international sales and results of operations.

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

We may suffer foreign exchange rate losses

   Our international revenues and expenses are denominated in local currency. Therefore, a weakening of other currencies versus the U.S. dollar could make our products less competitive in foreign markets and could negatively affect our operating results and cash flows. We do not currently engage in currency hedging activities. We have not yet but may in the future experience significant foreign currency transaction losses, especially to the extent that we do not engage in hedging.

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing could affect our ability to pursue future growth

   We may need to raise additional funds to develop or enhance our products or services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We do not have a long enough operating history to know with certainty whether our existing cash and expected revenues will be sufficient to finance our anticipated growth. Additional financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

We have completed four mergers, and those mergers may result in disruptions to our business and management due to difficulties in assimilating personnel and operations

   We may not realize the benefits from the significant mergers we have completed. In August 1999, we acquired Connectify, and in December 1999, we acquired netDialog and Business Evolution. On April 19, 2000, we completed our merger with Silknet. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. This is particularly difficult with Business Evolution and Silknet, since their operations are located on the east coast and we are headquartered on the west coast. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, that they do not want to work for us. In addition, products of these companies will have to be integrated into our products, and it is uncertain whether we may accomplish this easily or at all. These difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky and we may also face unexpected costs, which may adversely affect operating results in any quarter.

The merger of Silknet into our company could adversely affect combined financial results

   If the benefits of the merger of Silknet into our company do not exceed the costs associated with the merger, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected. In addition, we have recorded goodwill and intangible assets of approximately $3.8 billion in connection with the merger.

   As a result of the acquisition of Silknet, we recorded significant intangible assets which, in accordance with generally accepted accounting principles, are required to be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the fourth quarter of 2000, we reviewed the goodwill and intangible assets related to the merger with Silknet for impairment and, as a result of our review, we recorded an impairment charge of $2.1 billion.

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

Our executive officers and directors can exercise significant influence over stockholder voting matters

   As of February 28, 2001, our executive officers and directors, and their affiliates together control approximately 16.43% of our outstanding common stock. As a result, these stockholders, if they act together, will have a significant impact on all matters requiring approval of our stockholders, including the election of directors and significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the market price of our common stock.

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

If the Internet and web-based communications fail to grow and be accepted as media of communication, demand for our products and services will decline

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. Generally, our sales are made in local currency. As a result, our financial results and cashflows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge against foreign exchange risk.

   Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investments consist primarily of short-term municipals and commercial paper, which have an average fixed yield rate of 6.8%. These all mature within six months. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our consolidated financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, and KPMG LLP, independent accountants, are set forth on the pages indicated in Item 14, and incorporated herein by this reference.

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

   Effective April 19, 2000, PricewaterhouseCoopers LLP was engaged as our independent accountants. Prior to April 19, 2000, we had not consulted with PricewaterhouseCoopers LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that PricewaterhouseCoopers LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. Additionally, prior to April 19, 2000, we had not consulted with PricewaterhouseCoopers LLP regarding any matter that was either the subject of a disagreement, or a reportable event.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding directors and executive officers is set forth under "Directors and Executive Officers of the Registrant" in Part I of this 10-K.

Board of Directors and Committees

   We currently have authorized nine directors. At present, the board consists of six directors divided into three classes, with each class serving for a term of three years, and we currently have three vacancies. At each annual meeting of stockholders, directors will be elected by the holders of common stock to succeed the directors whose terms are expiring. Messrs. Beirne, Frick and Jurvetson are Class I directors whose terms will expire in 2003, Mr. Hahn and Dr. Holloway are Class II directors whose terms will expire in 2001 and Mr.Wood is a Class III director whose term will expire in 2002. Our officers serve at the discretion of the board.

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

Compensation Committee Interlocks and Insider Participation

   During 2000, our compensation committee consisted of Messrs. Beirne and Hahn. Neither Mr. Beirne nor Mr. Hahn was an employee of us or our subsidiaries during 2000 or at any time prior to 2000. None of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

   The members of the board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports which we received from such persons for their 2000 transactions in the common stock and their common stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for 2000, we believe that the executive officers and the board members complied with all their reporting requirements under Section 16(a) for 2000 except as follows: the five non-employee directors (Messrs. Beirne, Frick, Hahn, Holloway and Jurvetson) did not file timely Form 5s to report the non-employee director option that was automatically granted on the date of our Annual Stockholders Meeting held on October 4, 2000; Joseph Ansanelli, Ian Cavanagh, Nigel Donovan, David Fowler, Michael Wolfe and James Wood filed late Form 4s; James Wood, Nigel Donovan, and Eric Carlson filed late Form 3s.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

   The following table sets forth certain information concerning compensation earned for the year ended December 31, 2000, by the individual who served as our Chief Executive Officer during 2000, by the individual who is currently serving as our Chief Executive Officer, and by each of our four other most highly compensated current executive officers whose salary and bonus for 2000 exceeded $100,000. The listed individuals are referred to in this report as the Named Executive Officers. No other executive officers who otherwise would have been includable in this table on the basis of salary and bonus earned during 2000 have been excluded because they terminated employment or changed their executive status during the year.

   The salary figures include amounts the employees invested into our tax-qualified plan pursuant to Section 401(k) of the Internal Revenue Code. However, compensation in the form of perquisites and other personal benefits that constituted less than the lesser of either $50,000 or 10% of the total annual salary and bonus of each of the Named Executive Officers in 2000 is excluded. The option grants reflected in the table below for 2000 were made under our 1999 Stock Option Issuance Plan.

                                                                 Long-Term
                                                                Compensation
                                                                   Awards
                                          Annual Compensation    Securities
                                        -----------------------  Underlying
       Name and Principal Position      Year Salary($) Bonus($) Options (#)
       ---------------------------      ---- --------- -------- ------------
   James C. Wood....................... 2000  200,000   75,000         100
    Chief Executive Officer (1)         1999  186,122  100,000      41,499(2)
                                        1998  140,881      --          --

   Michael J. McCloskey (3)............ 2000  150,000      --      375,100(4)
    Former Chief Executive Officer      1999   81,250      --    1,866,666

   Nigel K. Donovan.................... 2000  180,000  100,000     200,100
    Chief Operations Officer            1999  158,290  100,000      45,000(2)
                                        1998  120,750      --       74,700(2)

   Paul R. Holland (5)................. 2000  156,250  393,098     195,100(6)
    Former Vice President, Worldwide
     Sales                              1999   75,000  721,600         --
                                        1998   75,000  139,022

   William R. Phelps................... 2000  200,000   60,000     195,100(7)
    Vice President, Professional
     Services                           1999  130,000   56,000     413,330
                                        1998    8,917      --          --

   Alexander E. Evans.................. 2000  149,886  250,979      65,100
    Vice President, International (8)   1999   63,115   53,928     400,000

- --------
(1) Mr. Wood joined us as a director in April 2000 in connection with our acquisition of Silknet Software, Inc. and served as our President from May 2000 to January 2001. In January 2001, Mr. Wood became our Chief Executive Officer.

(2) Options granted to Messr.'s Wood and Donovan prior to our fiscal year 2000 were granted pursuant to the stock incentive plans for Silknet Software, Inc. that have been assumed by us.
(3) Mr. McCloskey served as our Chief Executive Officer from June 1999 through January 2001.
(4) A 375,000 share option granted to Mr. McCloskey on April 19, 2000 was cancelled on October 25, 2000.
(5) Mr. Holland served as our Vice President, Worldwide Sales from December 1997 through December 2000.
(6) A 150,000 share option granted to Mr. Holland on February 22, 2000 was cancelled on October 25, 2000.
(7) A 150,000 share option granted to Mr. Phelps on February 22, 2000 was cancelled on October 25, 2000.
(8) Mr. Evans joined us in July 1999. Mr. Evan's cash compensation was converted from U.K. currency to U.S. currency based upon an average exchange rate of 1.51703 for 2000 and 1.6178 for 1999.

Option Grants in Last Fiscal Year

   The following table sets forth information with respect to stock options granted to each of the Named Executive Officers in 2000. We granted options to purchase up to a total of approximately 21,787,000 shares to employees during the year (including grants made by Silknet Software, Inc. in 2000), and the table's percentage column shows how much of that total was granted to the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during 2000.

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

   The option grants to the Named Executive Officers were made under our 1999 Stock Option/Stock Issuance Plan. The exercise price for each option grant is equal to the fair market value of our common stock on the date of grant, as determined in good faith by the board of directors. See "Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements."

Option Grants in 2000

                                                                             Potential Realizable
                                                                               Value at Assumed
                                                                             Annual Rates of Stock
                         Number of     % of Total                             Price Appreciation
                         Securities     Options        Individual Grant       for Option Term (1)
                         Underlying    Granted to  ------------------------- ---------------------
                          Options     Employees in Exercise Price Expiration
   Name                  Granted (#)  Fiscal Year      ($/Sh)        Date      5% ($)    10% ($)
   ----                  ----------   ------------ -------------- ---------- ---------- ----------
James C. Wood...........      100           *            10.00     04/19/10       5,404      9,197
Michael J. McCloskey....  375,000(2)      1.7          39.3125     04/19/10   9,271,282 23,495,250
                              100           *            10.00     04/19/10       5,404      9,197

Nigel K. Donovan........  200,000           *          39.3125     04/19/10   4,944,684  2,530,800
                              100           *            10.00     04/19/10       5,404      9,197
                          100,000           *            15.25     10/18/10

Paul R. Holland.........  150,000(2)        *         129.6875      2/22/10  12,233,966 31,003,271
                           45,000           *          39.3125     04/19/10   1,112,554  2,819,430
                              100           *            10.00     04/19/10       5,404      9,197

William R. Phelps.......  150,000(2)        *         129.6875      2/22/10  12,233,966 31,003,271
                           45,000           *          39.3125     04/19/10   1,112,554  2,819,430
                              100           *            10.00     04/19/10       5,404      9,197

Alexander E. Evans......   50,000           *         129.6875      2/22/10   4,077,989 10,334,424
                           15,000           *          39.3125     04/19/10     370,851     39,810
                              100           *            10.00     04/19/10       5,404      9,197

- --------
 *  denotes, less than one percent (1%).
(1) The exercise prices of all options granted in fiscal year 2000 are well above the last close price of the Company's common stock of $3.0625 on February 28, 2001.
(2) This option was cancelled by the optionholder on October 25, 2000.

Aggregated Option Exercises and Fiscal Year-End Values

   The following table sets forth the number of shares underlying exercisable and unexercisable options held by the Named Executive Officers at the end of 2000, and the value of such options. None of the Executive Officers exercised any options during 2000, other than Mr. Donovan. None of them exercised any stock appreciation rights during 2000, and none held any stock appreciation rights at the end of the year.

   The value realized is based on the fair market value of our common stock on the date of exercise, minus the exercise price payable for the shares, except in the event of a same day sale transaction, in which case the actual sale price is used. With the exception of an option to purchase 100 shares granted to all of our employees on April 19, 2000, the exercise price for each grant equaled the fair market value on the date of exercise. None of such 100 share option was exercised by any of the Named Executive Officer, so the Named Executive Officers did not realize any value on the exercise of any stock option in 2000.

                                                       # of Securities
                          Number of                Underlying Unexercised   Value of Unexercised in-
                           Shares                  Options/SARs at Fiscal   the-Money Options/SARs at
                         Acquired on                    Year-End (#)           Fiscal Year-End ($)
                          Exercise      Value     ------------------------- -------------------------
   Name                      (#)     Realized ($) Exercisable Unexercisable Exercisable Unexercisable
   ----                  ----------- ------------ ----------- ------------- ----------- -------------
James C. Wood...........         0            0      24,309       17,290           150           0
Michael J. McCloskey....         0            0         100            0           150           0
Nigel K. Donovan........   100,000    3,772,100     482,319      329,739     5,619,697     129,978
Paul R. Holland.........         0            0         100       45,000           150           0
William R. Phelps.......         0            0         100       45,000           150           0
Alexander E. Evans......         0            0     400,100       65,000     3,700,150           0

 EMPLOYMENT ARRANGEMENTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE IN
                              CONTROL ARRANGEMENTS

   In February 1997, Dr. Holloway, one of our directors, exercised an option to purchase 106,666 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. At the time of this report, these shares were fully vested.

   In April 1998, Mr. Holland, our former Vice President, Worldwide Sales, exercised an option to purchase 811,406 shares of common stock and entered into a stock purchase agreement for the purchase of those shares. To the extent the shares are unvested at the time of his termination of service, we will have the right to repurchase those shares at the exercise price paid per share. Under the stock purchase agreement, if we are acquired by merger or asset sale, our right to repurchase the unvested shares will automatically lapse in its entirety, and the shares will vest in full, unless the repurchase right is assigned to the successor entity. In addition, if we are acquired by merger or asset sale and Mr. Holland is not offered comparable employment by the successor entity, our right to repurchase the unvested shares will automatically lapse and the shares will vest in full.

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

   In June 1999, we entered into an employment arrangement with Mr. McCloskey, our former Chief Executive Officer. In connection with this arrangement, we granted Mr. McCloskey an option to purchase 1,866,666 shares of common stock, which Mr. McCloskey exercised in June 1999. Of these shares, 1,119,999 are subject to a right of repurchase granted to us which will allow us to repurchase those shares at the option exercise price paid per share, to the extent those shares are unvested at the time of his termination of service. Under the stock purchase agreement and the terms of Mr. McCloskey's employment arrangement, the unvested shares will vest in a series of 48 successive equal monthly installments upon his completion of each month of service over the 48-month period measured from June 17, 1999. However, all or part of the shares will vest on an accelerated basis, following a change of control of our company, under the various circumstances. Michael McCloskey resigned as CEO in January 2001 due to the discovery of a medical condition that prevented him from continuing to serve in such capacity. In March 2001, Mr. McCloskey resigned as an employee of the Company. In addition, the Board of Directors approved the acceleration of the 871,111 shares that remained unvested under such option grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The table below sets forth information regarding the beneficial ownership of our common stock as of February 28, 2001, by the following individuals or groups:

  . each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;

  . each of the Named Executive Officers;

  . each of our directors; and

  . all current directors and executive officers as a group.

   Applicable percentage ownership in the following table is based on 94,345,305 shares of common stock outstanding as of February 28, 2001, as adjusted to include all options exercisable within 60 days of February 28, 2001 held by the particular stockholder and that are included in the first column.

   Unless otherwise indicated, the principal address of each of the stockholders below is c/o Kana Communications, Inc., 740 Bay Road, Redwood City, CA 94063. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

                                                      Number of    Percentage
                                                        Shares     of Shares
                                                     Beneficially Beneficially
    Name and Address of Beneficial Owner              Owned (#)    Owned (%)
    ------------------------------------             ------------ ------------
Entities affiliated with Draper Fisher
 Jurvetson(1).......................................   7,875,162       8.3
Entities affiliated with Benchmark Capital Partners
 L.P.(2)............................................   6,927,511       7.3
Entities affiliated with CMG @Ventures II LLC.......   4,700,759       5.0
Michael J. McCloskey................................   1,870,604       2.0
James C. Wood.......................................   2,471,646       2.6
Paul R. Holland(3)..................................     759,844        *
William R. Phelps(4)................................     379,768        *
Alexander E. Evans..................................     426,021        *
Nigel K. Donovan....................................     585,161        *
Steven T. Jurvetson(1)..............................   8,215,331       8.7
David M. Beirne(2)(5)...............................   7,309,190       7.7
Eric A. Hahn(6).....................................     397,705        *
Dr. Charles A. Holloway.............................     103,748        *
Robert W. Frick.....................................     157,034        *
All current directors and executive officers as a
 group (10 persons).................................  19,373,634      20.5

- --------
 *  Less than one percent.
(1) Principal address is 400 Seaport Court, Suite 250, Redwood City, CA 94063. Includes 7,335,461 shares of common stock held by Draper Fisher Associates Fund IV, L.P., 506,821 shares of common stock held by Draper Fisher Partners IV, LLC and 32,880 shares of common stock held by Draper Richards L.P. Mr. Jurvetson disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in the Draper Fisher Jurvetson Funds.

(2) Principal address is 2480 Sand Hill Road, Suite 200, Menlo Park, CA 94025. Represents 6,436,773 shares of common stock held by Benchmark Capital Partners, L.P., and 490,738 shares of common stock held by Benchmark Founders' Fund L.P. Mr. Beirne, one of our directors, is a Managing Member of Benchmark Capital Management Co., LLC. Mr. Beirne disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in the Benchmark funds.
(3) Includes 26,666 shares of common stock held by The Paul Holland Grantor Retained Annuity Trust, 26,666 shares of common stock held by The Linda Yates Holland Grantor Retained Annuity Trust, 53,332 shares of common stock held by the Yates/Holland 1999 Irrevocable Trust, 513,910 shares of common stock held by The Yates/Holland Family Trust and 133,332 shares of common stock held by Paul Holland and Linda Yates as community property. Includes 135,235 shares of common stock subject to our right of repurchase. This repurchase right lapses with respect to 16,904 shares per month.
(4) Includes 26,278 shares of common stock held by The William Phelps Grantor Retained Annuity Trust, 27,478 shares of common stock held by The Margaret Phelps Grantor Retained Annuity Trust and 322,074 shares of common stock held by The Phelps Family Trust. Includes 152,778 shares of common stock subject to our right of repurchase. This repurchase right lapses with respect to 7,638 shares per month. Also includes 25,278 shares of common stock subject to our right of repurchase, which lapses with respect to 972 shares per month.
(5) Includes 192,000 shares of common stock held by Ramsey/Beirne Investment Pool II, LLC. Mr. Beirne, one of our directors, was Chief Executive Officer of Ramsey/Beirne Associates until June 1997. Mr. Beirne disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in the Ramsey/Beirne Investment Pool II, LLC.
(6) Includes 43,769 shares of common stock subject to our right of repurchase. This repurchase right lapses with respect to 3,126 shares per month.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sales of Securities

   Since January 2000, we have been a party to several transactions in which the amount involved exceeded $60,000 and in which any of our directors or executive officers, any holder of more than 5% of our outstanding capital stock or any member of their immediate families had a direct or indirect material interest.

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

Loans to and Other Arrangements with Officers and Directors

   In connection with the option exercises described under "Employment Arrangements, Termination of Employment Arrangements and Change of Control Arrangements," the following officers and directors delivered five-year full recourse promissory notes, bearing interest at an annual rate of 5.7%, except in the case of Mr. Frick whose note bears interest at an annual rate of 6.0%, in amounts and with the balances indicated:

                                                        Original      Amount
                                                       Amount of  Outstanding at
                                                       Promissory  December 31,
    Officer or Director                                   Note         2000
    -------------------                                ---------- --------------
   Michael J. McCloskey(1)............................  $630,000     $686,500
   Robert W. Frick....................................   299,997      323,489
   William R. Phelps(2)...............................    79,000       17,155
   Ian P. Cavanagh....................................   900,000      974,772

- --------
(1) $304,500 remained outstanding as of March 8, 2001.
(2) This loan had been paid in full as of March 8, 2001.

   We entered into an employment arrangement with Mr. McCloskey, our former Chief Executive Officer. See "Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report:

      1. Financial Statements.

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  54
Independent Auditors' Report.............................................  55
Consolidated Balance Sheets as of December 31, 2000 and 1999.............  56
Consolidated Statements of Operations and Comprehensive Loss for the
 Years ended December 31, 2000, 1999 and 1998............................  57
Consolidated Statements of Stockholders' Equity for the Years ended
 December 31, 2000, 1999 and 1998........................................  58
Consolidated Statements of Cash Flows for the Years ended December 31,
 2000, 1999 and 1998.....................................................  61
Notes to Consolidated Financial Statements...............................  62

      2. Financial Statement Schedules.

 Schedule                              Title                              Page
 --------                              -----                              ----
                Report of Independent Accountants on Financial Statement
          Schedule......................................................   79
          Independent Auditors Report on Schedule.......................   80
   II     Valuation and Qualifying Accounts.............................   81

   Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

      3. Exhibits.

 Exhibit
  Number                         Description of Document
 -------                         -----------------------
  2.1(1)  Agreement and Plan of Reorganization, dated August 13, 1999, by and among Kana Communications, Inc., KCI Acquisition, Inc. and
           Connectify, Inc.

  2.2(3) Agreement and Plan of Reorganization, dated December 3, 1999, by and among Kana Communications, Inc., King Acquisition Corp. and Business
           Evolution, Inc.

  2.3(3) Agreement and Plan of Reorganization, dated December 3, 1999, by and among Kana Communications, Inc., Kong Acquisition Corp. and netDialog.

  2.4(6) Agreement and Plan of Reorganization, dated February 6, 2000, by and among Kana Communications, Inc., Pistol Acquisition Corp. and
           Silknet Software, Inc.

  3.1(11) Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.

  3.2(1)  Amended and Restated Bylaws.

  4.1(1)  Form of Registrant's Specimen Common Stock Certificate

  4.2(1)  Fourth Amended and Restated Investors' Rights Agreement dated August
           13, 1999 by and among Kana Communications, Inc. and parties listed on Schedule A therein.

  4.3(7)  Form of amendment to Fourth Amended and Restated Investors' Rights
           Agreement.

  4.4(12) Registration Rights Agreement, dated June 7, 2000, by and among Kana
           Communications, Inc. and the parties listed on Exhibit A thereto.

  4.5(14) Stock and Warrant Purchase Agreement, dated September 6, 2000 by and among Kana Communications, Inc. and Andersen Consulting LLP.

  Exhibit
  Number                          Description of Document
  -------                         -----------------------
  4.6(14)* Warrant to purchase Common Stock, dated September 6, 2000 between
            Kana Communications, Inc. and Andersen Consulting LLP.

 10.1(1)   Registrant's 1997 Stock Option/Stock Issuance Plan.

 10.2(1)   Registrant's 1999 Stock Incentive Plan.

 10.3(1)   Registrant's 1999 Employee Stock Purchase Plan.

 10.4(8)   Registrant's 1999 Special Stock Option Plan.

 10.5(8)   Registrant's 1999 Special Stock Option Plan--Form of Nonstatutory
            Stock Option Agreement-- 4-year vesting.

 10.6(8)   Registrant's 1999 Special Stock Option Plan--Form of Nonstatutory
            Stock Option Agreement--30-month vesting.

 10.7(1)   Form of Registrant's Directors' and Officers' Indemnification
            Agreement.

 10.8(1)   Form of Registrant's License Agreement.

 10.9(1)   Letter of Credit, dated July 9, 1999, with Silicon Valley Bank and the Registrant.

 10.10(1)  Lease, dated May 1998, by and between Encina Properties and the
            Registrant.

 10.11(1)  Office/R&D Lease, dated June 18, 1999, by and between Chestnut Bay
            LLC and the Registrant.

 10.12(1)  Form of Registrant's Kana Online Service Agreement.

 10.13(1)  Form of Registrant's Restricted Stock Purchase Agreement.

 10.14(1)  QuickStart Loan and Security Agreement, dated November 6, 1998, with
            Silicon Valley Bank and Connectify, Inc.

 10.15(7)  Lease, dated February 11, 2000, by and between Veterans Self-
            Storage, LLC and the Registrant.

 10.16(7)  Amended and Restated 1999 Stock Incentive Plan of Kana
            Communications, Inc.

 10.17(12) Stock Purchase Agreement, dated June 7, 2000, by and among Kana
            Communications, Inc. and the parties listed on Exhibit A thereto.

 10.18(13) Lease, dated November 15, 1999, by and between 1848 Associates and
            Silknet, Inc.

 16.1(9)   Letter from KPMG LLP, dated March 30, 2000.

 23.1      Consent of KPMG LLP, Independent Auditors.

 23.2      Consent of PricewaterhouseCoopers LLP, Independent Accountants.

 24.1      Power of Attorney (See Signature Page).

 99.1(6)   Connectify, Inc. 1998 Stock Plan.

 99.2(6)   Connectify, Inc. 1998 Stock Plan Form of Incentive Stock Option
            Agreement.

 99.3(6)   Connectify, Inc. 1998 Stock Plan Form of Nonstatutory Stock Option
            Agreement.

 99.4(6)   Form of Option Assumption Agreement.

 99.5(4)   Business Evolution, Inc. 1999 Stock Plan.

 99.6(4)   Business Evolution, Inc. Form of Stock Option Agreement.

 99.7(4)   Form of Option Assumption Agreement--12 Months Acceleration
            (Business Evolution Option Shares).

 99.8(4)   Form of Option Assumption Agreement--24 Months Acceleration
            (Business Evolution Option Shares).

 99.9(4)   netDialog, Inc. 1997 Stock Plan.

 99.10(4)  netDialog, Inc. Form of Stock Option Agreement.

 99.11(4)  Form of Option Assumption Agreement (netDialog Option Shares).

 99.12(10) Silknet Software, Inc. 1999 Employee Stock Purchase Plan.

  Exhibit
  Number                          Description of Document
  -------                         -----------------------
 99.13(10) Silknet Software, Inc. 1999 Stock Option and Stock Incentive Plan.

 99.14(10) Silknet Software, Inc. 1999 Non-Employee Director Stock Option Plan.

 99.15(10) Silknet Software, Inc. Employee Stock Option Plan.

 99.16(10) Insite Marketing Technology, Inc. 1997 Stock Option Plan.

 99.17(10) Form of Option Assumption Agreement (Silknet Option Shares).

 99.18(10) Form of Option Assumption Agreement--Acceleration (Silknet Option
            Shares).

 99.19(3)  Press Release, dated December 6, 1999, announcing the closing of the
            Registrant's acquisitions of Business Evolution, Inc. and netDialog.

 99.20(3)  Press Release, dated December 6, 1999, announcing the release of two new products.

 99.21(5)  Joint Press Release with Silknet Software, Inc., dated February 7,
            2000.

 99.22(12) Press Release, dated June 7, 2000.

 99.23(12) Press Release, dated June 14, 2000.

- --------
  * Confidential treatment has been granted with respect to certain portions of this exhibit.
 (1) Previously filed as an exhibit to the registration statement on Form S-1, File No. 333-82587, originally filed with the Commission by the Registrant on July 9, 1999, as subsequently amended, and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Form S-8 filed with the Commission by the Registrant on December 6, 1999 and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on December 14, 1999, and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Form S-8 filed with the Commission by the Registrant on December 23, 1999 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on February 7, 2000, and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Form 13D filed with the Commission by the Registrant on February 16, 2000, and incorporated herein by reference.
 (7) Previously filed as an exhibit to the registration statement on Form S-4, File No. 333-32428, originally filed with the Commission by the Registrant on March 14, 2000, as subsequently amended, and incorporated herein by reference.
 (8) Previously filed as an exhibit to the Form S-8 filed with the Commission by the Registrant on March 14, 2000 and incorporated herein by reference.
 (9) Previously filed as an exhibit to the Form 10-K filed with the Commission by the Registrant on March 30, 2000 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Form S-8 filed with the Commission by the Registrant on April 27, 2000 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on May 4, 2000, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Form 8-K filed with the Commission by the Registrant on June 15, 2000, and incorporated herein by reference.
(13) Previously filed as an exhibit to the registration statement on Form S-1, File No. 333-40338, originally filed with the Commission by the Registrant on June 28, 2000, as subsequently amended, and incorporated herein by reference.
(14) Previously filed as an exhibit to the registration statement on Form S-3, File No. 333-46624, originally filed with the Commission by the Registrant on September 26, 2000, as subsequently amended, and incorporated herein by reference.

   (b) Reports on Form 8-K.

   None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Kana Communications, Inc.

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Kana Communications, Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a significant accumulated deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 23, 2001, except for Note 9, which is as of February 28, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Kana Communications, Inc.:

We have audited the accompanying consolidated balance sheet of Kana Communications, Inc. and subsidiary as of December 31, 1999 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kana
Communications, Inc. and subsidiary as of December 31, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Mountain View, California
January 20, 2000

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        -----------  ---------
                        ASSETS

Current assets:
 Cash and cash equivalents............................. $    76,202  $  18,695
 Short-term investments................................         297     34,522
 Accounts receivable, less allowance for doubtful
  accounts of $1,966 in 2000 and $366 in 1999..........      43,393      4,655
 Prepaid expenses and other current assets.............      14,866      2,036
                                                        -----------  ---------
 Total current assets..................................     134,758     59,908
Property and equipment, net............................      40,095      8,360
Intangible assets, principally goodwill................     800,000        --
Other assets...........................................       5,271      1,961
                                                        -----------  ---------
  Total assets......................................... $   980,124  $  70,229
                                                        ===========  =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of notes payable...................... $     1,456  $   4,224
 Accounts payable......................................      17,980      2,766
 Accrued liabilities...................................      35,846      8,074
 Deferred revenue......................................      25,242      6,253
                                                        -----------  ---------
  Total current liabilities............................      80,524     21,317
Notes payable, less current portion....................         148        412
                                                        -----------  ---------
  Total liabilities....................................      80,672     21,729
                                                        -----------  ---------
Commitments and contingencies (Note 7)
Stockholders' equity:
 Convertible preferred stock, $0.001 par value;
  5,000,000 shares authorized; no shares issued and
  outstanding..........................................         --         --
 Common stock, $0.001 par value; 1,000,000,000 and
  100,000,000 shares authorized; 94,051,837 and
  60,766,650 shares issued and outstanding.............          94         61
 Additional paid-in capital............................   4,130,231    202,473
 Deferred stock-based compensation.....................     (21,639)   (14,962)
 Notes receivable from stockholders....................      (5,367)    (6,380)
 Accumulated other comprehensive losses................        (377)       (75)
 Accumulated deficit...................................  (3,203,490)  (132,617)
                                                        -----------  ---------
  Total stockholders' equity...........................     899,452     48,500
                                                        -----------  ---------
  Total liabilities and stockholders' equity........... $   980,124  $  70,229
                                                        ===========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (In thousands, except per share data)

                                                 Years Ended December 31,
                                              --------------------------------
                                                 2000        1999       1998
                                              -----------  ---------  --------
Revenues:
 License..................................... $    75,360  $  10,536  $  2,014
 Service.....................................      43,887      3,528       333
                                              -----------  ---------  --------
   Total revenues............................     119,247     14,064     2,347
                                              -----------  ---------  --------
Cost of revenues:
 License.....................................       2,856        271        54
 Service, excluding amortization of stock-
  based compensation of $2,816, $19,752 and
  $143.......................................      56,201      6,610       666
                                              -----------  ---------  --------
   Total cost of revenues....................      59,057      6,881       720
                                              -----------  ---------  --------
Gross profit.................................      60,190      7,183     1,627
                                              -----------  ---------  --------
Operating expenses:
 Sales and marketing, excluding amortization
  of stock-based compensation of $8,078,
  $34,000 and $564...........................      88,186     21,199     5,504
 Research and development, excluding
  amortization of stock-based compensation of
  $2,831, $19,864 and $438...................      42,724     12,854     5,669
 General and administrative, excluding
  amortization of stock-based compensation of
  $990, $6,860 and $311......................      18,945      5,018     1,826
 Amortization of stock-based compensation....      14,715     80,476     1,456
 Amortization of goodwill and identifiable
  intangibles................................     873,022        --        --
 In-process research and development.........       6,900        --        --
 Acquisition related costs...................       6,564      5,635       --
 Goodwill impairment.........................   2,084,841        --        --
                                              -----------  ---------  --------
   Total operating expenses..................   3,135,897    125,182    14,455
                                              -----------  ---------  --------
Operating loss...............................  (3,075,707)  (117,999)  (12,828)
Other income (expense), net..................       4,834       (744)      227
                                              -----------  ---------  --------
   Net loss..................................  (3,070,873)  (118,743)  (12,601)
                                              -----------  ---------  --------
Other comprehensive loss:
 Net unrealized gain (loss) on available for
  sale securities............................         (26)        26       --
 Foreign currency translation adjustments....        (276)       (96)       (5)
                                              -----------  ---------  --------
   Total other comprehensive loss............        (302)       (70)       (5)
                                              -----------  ---------  --------
   Comprehensive loss........................ $(3,071,175) $(118,813) $(12,606)
                                              ===========  =========  ========
Basic and diluted net loss per share......... $    (39.57) $   (4.61) $  (2.01)
                                              ===========  =========  ========
Shares used in computing basic and diluted
 net loss per share..........................      77,610     25,772     6,258
                                              ===========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                     Convertible                                                 Notes      Accumulated
                   Preferred Stock    Common Stock    Additional   Deferred    Receivable      Other                     Total
                  ----------------- -----------------  Paid-in   Stock-based      From     Comprehensive Accumulated Stockholders'
                    Shares   Amount   Shares   Amount  Capital   Compensation Stockholders    Losses       Deficit      Equity
                  ---------- ------ ---------- ------ ---------- ------------ ------------ ------------- ----------- -------------
Balances,
December 31,
1997............   8,917,855  $ 9    6,486,558   $7    $ 7,725     $  (784)      $ --          $ --       $ (1,273)    $  5,684
Issuance of
common stock to
Connectify and
BEI founders....         --   --     3,954,940    4         61         --          --            --            --            65
Issuance of
stock upon
exercise of
stock options
and warrants,
net of
repurchases.....      68,139  --     5,314,624    5        174         --         (164)          --            --            15
Issuance of
common stock of
pooled
companies.......         --   --     3,442,704    3      6,573         --          --            --            --         6,576
Issuance of
Series B and C
convertible
preferred stock,
net.............   3,526,647    4          --   --      11,624         --          --            --            --        11,628
Issuance of
common stock and
warrants in
exchange for
services and
intellectual
property........         --   --        75,690  --         133         --          --            --            --           133
Deferred stock-
based
compensation....         --   --           --   --       2,956      (2,956)        --            --            --           --
Amortization of
deferred stock-
based
compensation....         --   --           --   --         --        1,456         --            --            --         1,456
Other
comprehensive
loss............         --   --           --   --         --          --          --             (5)          --            (5)
Net loss........         --   --           --   --         --          --          --            --        (12,601)     (12,601)
                  ----------  ---   ----------  ---    -------     -------       -----         -----      --------     --------
Balances,
December 31,
1998............  12,512,641   13   19,274,516   19     29,246      (2,284)       (164)           (5)      (13,874)      12,951

  The accompanying notes are an integral part of these consolidated financial statements.

                  KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

                     Convertible                                                   Notes      Accumulated
                   Preferred Stock      Common Stock    Additional   Deferred    Receivable      Other
                  ------------------- -----------------  Paid-in   Stock-based      From     Comprehensive Accumulated
                    Shares     Amount   Shares   Amount  Capital   Compensation Stockholders    Losses       Deficit
                  -----------  ------ ---------- ------ ---------- ------------ ------------ ------------- -----------
Balances,
December 31,
1998............   12,512,641    13   19,274,516   19     29,246      (2,284)        (164)         (5)       (13,874)
Issuance of
common stock
upon exercise of
stock options
and warrants,
net of
repurchases.....          --    --     5,749,356    6      6,393         --        (6,544)        --             --
Issuance of
Series D
convertible
preferred
stock...........      838,466   --           --   --      10,169         --           --          --             --
Conversion of
convertible
preferred stock
to common
stock...........  (13,351,107)  (13)  26,702,214   27        (14)        --           --          --             --
Issuance of
common stock of
pooled
companies.......          --    --       964,964    1      5,790         --           --          --             --
Issuance of
common stock in
exchange for
services........          --    --         5,306  --          60         --           --          --             --
Issuance of
common stock in
conjunction with
initial public
offering, net...          --    --     7,590,000    8     51,058         --           --          --             --
Conversion of
debt, accrued
interest, and
warrants to
common stock....          --    --       480,294  --       5,058         --           --          --             --
Payments on
notes receivable
from
stockholders....          --    --           --   --         --          --           501         --             --
Interest
receivable from
notes receivable
from
stockholders....          --    --           --   --         --          --          (173)        --             --
Interest expense
from warrants
issued in
connection with
bridge loans....          --    --           --   --       1,559         --           --          --             --
Deferred stock-
based
compensation....          --    --           --   --      93,154     (93,154)         --          --             --
Amortization of
deferred stock--
based
compensation....          --    --           --   --         --       80,476          --          --             --
Other
comprehensive
loss............          --    --           --   --         --          --           --          (70)           --
Net loss........          --    --           --   --         --          --           --          --        (118,743)
                  -----------   ---   ----------  ---    -------     -------       ------         ---       --------
Balances,
December 31,
1999............          --    --    60,766,650   61    202,473     (14,962)      (6,380)        (75)      (132,617)
                      Total
                  Stockholders'
                     Equity
                  -------------
Balances,
December 31,
1998............      12,951
Issuance of
common stock
upon exercise of
stock options
and warrants,
net of
repurchases.....        (145)
Issuance of
Series D
convertible
preferred
stock...........      10,169
Conversion of
convertible
preferred stock
to common
stock...........         --
Issuance of
common stock of
pooled
companies.......       5,791
Issuance of
common stock in
exchange for
services........          60
Issuance of
common stock in
conjunction with
initial public
offering, net...      51,066
Conversion of
debt, accrued
interest, and
warrants to
common stock....       5,058
Payments on
notes receivable
from
stockholders....         501
Interest
receivable from
notes receivable
from
stockholders....        (173)
Interest expense
from warrants
issued in
connection with
bridge loans....       1,559
Deferred stock-
based
compensation....         --
Amortization of
deferred stock--
based
compensation....      80,476
Other
comprehensive
loss............         (70)
Net loss........    (118,743)
                  -------------
Balances,
December 31,
1999............      48,500

  The accompanying notes are an integral part of these consolidated financial statements.

                  KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                       (In thousands, except share data)

                    Convertible                                                   Notes      Accumulated
                  Preferred Stock      Common Stock    Additional   Deferred    Receivable      Other
                  -----------------  -----------------  Paid-in   Stock-based      From     Comprehensive Accumulated
                  Shares   Amount      Shares   Amount  Capital   Compensation Stockholders    Losses       Deficit
                  -------  --------  ---------- ------ ---------- ------------ ------------ ------------- -----------
Balances,
December 31,
1999............       --       --   60,766,650   61      202,473    (14,962)     (6,380)         (75)       (132,617)
Issuance of
common stock
upon exercise of
stock options
and warrants,
net of
repurchases.....       --       --      696,318  --         3,462        408         320          --              --
Issuance of
common stock for
Employee Stock
Purchase Plan...       --       --      502,133    1        4,606        --          --           --              --
Issuance of
common stock
related to
Silknet
Software, Inc.
acquisition.....       --       --   29,186,736   29    3,778,318        --          --           --              --
Issuance of
common stock and
warrants related
to Accenture
agreement.......       --       --      400,000    1       16,778    (16,779)        --           --              --
Issuance of
common stock
related to
private
placement, net..       --       --    2,500,000    2      119,573        --          --           --              --
Deferred stock-
based
compensation....       --       --          --   --         5,021     (5,021)        --           --              --
Amortization of
deferred stock-
based
compensation....       --       --          --   --           --      14,715         --           --              --
Payments on
notes receivable
from
stockholders....       --       --          --   --           --         --          945          --              --
Other
comprehensive
loss............       --       --          --   --           --         --          --          (302)            --
Interest on
notes receivable
from
stockholders....       --       --          --   --           --         --         (252)         --              --
Net loss........       --       --          --   --           --         --          --           --       (3,070,873)
                   ------- --------  ----------  ---   ----------   --------     -------        -----     -----------
Balances,
December 31,
2000............       --  $    --   94,051,837  $94   $4,130,231   $(21,639)    $(5,367)       $(377)    $(3,203,490)
                   ======= ========  ==========  ===   ==========   ========     =======        =====     ===========
                      Total
                  Stockholders'
                     Equity
                  -------------
Balances,
December 31,
1999............        48,500
Issuance of
common stock
upon exercise of
stock options
and warrants,
net of
repurchases.....         4,190
Issuance of
common stock for
Employee Stock
Purchase Plan...         4,607
Issuance of
common stock
related to
Silknet
Software, Inc.
acquisition.....     3,778,347
Issuance of
common stock and
warrants related
to Accenture
agreement.......           --
Issuance of
common stock
related to
private
placement, net..       119,575
Deferred stock-
based
compensation....           --
Amortization of
deferred stock-
based
compensation....        14,715
Payments on
notes receivable
from
stockholders....           945
Other
comprehensive
loss............          (302)
Interest on
notes receivable
from
stockholders....          (252)
Net loss........    (3,070,873)
                  -------------
Balances,
December 31,
2000............   $   899,452
                  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Years Ended December 31,
                                               --------------------------------
                                                  2000        1999       1998
                                               -----------  ---------  --------
Cash flows from operating activities:
 Net loss....................................  $(3,070,873) $(118,743) $(12,601)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization..............      882,032      1,531       328
  In process research and development........        6,900        --        --
  Goodwill impairment........................    2,084,841        --        --
  Amortization of stock-based compensation
   and other stock-based items...............       14,715     80,536     1,589
  Noncash interest (income) expense..........         (252)     1,644       --
  Changes in operating assets and
   liabilities, net of effects from purchase
   of Silknet:
  Accounts receivable........................      (30,691)    (3,807)     (690)
  Prepaid expenses and other assets..........      (13,706)    (1,831)     (469)
  Accounts payable and accrued liabilities...       19,014      9,274     1,177
  Deferred revenue...........................       17,273      5,691       562
                                               -----------  ---------  --------
  Net cash used in operating activities......      (90,747)   (25,705)  (10,104)
                                               -----------  ---------  --------
Cash flows from investing activities:
 Sales (purchases) of short-term investments,
  net........................................       34,225    (35,981)       50
 Purchases of property and equipment.........      (35,637)    (8,418)   (1,446)
 Cash acquired from acquisition..............       23,806        --        --
                                               -----------  ---------  --------
  Net cash provided by (used in) investing
   activities................................       22,394    (44,399)   (1,396)
                                               -----------  ---------  --------
Cash flows from financing activities:
 Proceeds from notes payable and convertible
  notes payable..............................          --       9,790     1,834
 Payments on notes payable...................       (3,155)    (2,151)     (122)
 Net proceeds from issuance of convertible
  preferred stock............................          --      10,169    11,628
 Net proceeds from issuance of common stock
  and warrants...............................      128,372     56,711     6,656
 Payments on stockholders' notes receivable..          945        501       --
                                               -----------  ---------  --------
  Net cash provided by financing activities..      126,162     75,020    19,996
                                               -----------  ---------  --------
Effect of exchange rate changes on cash and
 cash equivalents............................         (302)       (96)       (5)
                                               -----------  ---------  --------
Net change in cash and cash equivalents......       57,507      4,820     8,491
Cash and cash equivalents at beginning of
 year........................................       18,695     13,875     5,384
                                               -----------  ---------  --------
Cash and cash equivalents at end of year.....  $    76,202  $  18,695  $ 13,875
                                               ===========  =========  ========
Supplemental disclosure of cash flow
 information:
 Cash paid during the year for interest......  $       242  $     131  $     36
                                               ===========  =========  ========
 Noncash activities:
  Issuance of common stock upon conversion of
   convertible note payable..................  $       --   $   4,800  $    300
                                               ===========  =========  ========
  Issuance (repurchase) of common stock in
   exchange for notes receivable from
   stockholders..............................  $      (320) $   6,544  $    155
                                               ===========  =========  ========
  Grant of options to purchase common stock
   with an exercise price below fair market
   value.....................................  $     5,021  $  93,154  $  2,273
                                               ===========  =========  ========
  Issuance of common stock related to Silknet
   Software, Inc. acquisition................  $ 3,778,347  $     --   $    --
                                               ===========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999, and 1998

1. Description of Business and Summary of Significant Accounting Policies

 (a) Description of Business

   Kana Communications, Inc. and its subsidiaries (the Company or Kana) develop, market and support customer communications software products and services for e-Businesses. The Company sells its products primarily in the United States and, to a lesser extent, in Europe primarily through its direct sales force.

 (b) Principles of Consolidation

   The consolidated financial statements include the financial statements of Kana Communications, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 (c) Basis of Presentation and Liquidity

   The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a consolidated net loss of approximately $3.1 billion for the year ended December 31, 2000. Included in the aggregate net loss is approximately $2.1 billion related to the long-lived asset impairment in 2000.

   In February 2000, the Company restructured its operations and reduced its workforce by 25% of its employee base. The Company continues to face significant risks associated with successful execution of its strategy. These risks include, but are not limited to technology and product development, introduction and market acceptance of new products and services, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel.

   The Company may need additional funds for promoting new products and services and working capital required to support increased sales and support any investments.

   There can be no assurance, however, that such financing would be available when needed, if at all, or on favorable terms and conditions. If results of operations for 2001 do not meet management's expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company's services and products, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. The Company is uncertain whether its cash balances and cash flow from operations will be sufficient to fund its operations for the next twelve months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then the Company will need to raise additional funding to continue as a going concern.

 (d) Use of Estimates

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

 (e) Foreign Currency Translation

   The functional currency for the Company's international subsidiaries is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses are translated at the average exchange rates prevailing during the year. Any translation adjustments are included in other comprehensive loss.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

 (f) Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid investments with an original maturity or reset date of three months or less to be cash equivalents. The Company has classified its cash equivalents and short-term investments as "available for sale." These items are carried at fair value, based on the quoted market prices, and unrealized gains and losses, are reported as a separate component of accumulated other comprehensive losses in stockholders' equity. All short- term investments mature in less than one year. To date, realized gains or losses have not been material.

 (g) Fair value of Financial Instruments

   The carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximates their fair values due to their relatively short maturities.

 (h) Concentration of Credit Risk

   Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains cash and cash equivalents with four domestic financial institutions. From time to time, the Company's cash balances with its financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.

   The Company's customers are currently concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. As of December 31, 2000 and 1999, no customer represented more than 10% of total accounts receivable.

 (i) Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the life of the improvement. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $9,010,000, $1,531,000 and $328,000,
respectively.

 (j) Intangible assets and impairment

   Goodwill and identifiable intangibles are carried at cost less accumulated amortization. The Company amortizes goodwill and other identifiable intangibles on a straight-line basis over their estimated useful lives, which is three years for the acquisition of Silknet.

   The Company assesses the impairment of long-lived assets periodically in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in its stock price for a sustained period,

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES and its market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

   The Company has performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. The assessment was performed primarily due to the significant sustained decline in the Company's stock price since the valuation date of the shares issued in the Silknet acquisition resulting in the Company's net book value of its assets prior to the impairment charge significantly exceeding the Company's market capitalization, the overall decline in the industry growth rates, and the Company's lower fourth quarter of 2000 actual and projected operating results. As a result, the Company recorded a $2.1 billion impairment charge to reduce goodwill. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date. The remaining goodwill balance of approximately $800 million will be amortized over its remaining useful life.

 (k) Revenue Recognition

   The Company generally recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue recognized from software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. The determination of fair value is based on objective evidence that is specific to the vendor. If evidence of fair value for the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

   License revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred provided the arrangement does not require significant customization of the software, the fee is fixed and determinable and collectibility is considered probable. If the arrangement involves significant customization of the software, the fees, excluding the portion attributable to maintenance, are recognized using the percentage-of-completion method. Revenue from maintenance contracts is recognized ratably over the term of the maintenance contract on a straight-line basis. Service revenue, consisting primarily of consulting, implementation, and hosting, is generally recognized at the time the service is performed.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 was effective in the quarter beginning October 1, 2000. The adoption of SAB 101 did not have a material impact on the financial statements.

 (l) Software Development Costs

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

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

   The Company accounts for the costs of computer software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires that certain costs incurred during a software development project be capitalized. These costs generally include external direct costs of materials and services consumed in the project, and internal costs such as payroll and benefits of those employees directly associated with the development of the software. To date, this SOP has not had a material impact on the Company's financial position or results of operations.

 (m) Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expense was $7,386,000, $2,579,000, $852,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

 (n) Stock-Based Compensation

   The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock.

   Deferred stock-based compensation resulting from option grants is amortized on an accelerated basis over the vesting period of the individual options, generally four years, in accordance with Financial Accounting Standards Board Interpretation No. 28.

 (o) Income Taxes

   Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not.

 (p) Comprehensive Loss

   Other comprehensive loss recorded by the Company for the years ended December 31, 2000 and 1999 was primarily attributable to foreign currency translation adjustments.

 (q) Net Loss Per Share

   Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method, and convertible securities using the as-if converted basis. The following table presents the calculation of basic and diluted net loss per share:

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                Years Ended December 31,
                                             --------------------------------
                                                2000        1999       1998
                                             -----------  ---------  --------
                                               (in thousands, except per
                                                     share amounts)
   Numerator:
    Net loss................................ $(3,070,873) $(118,743) $(12,601)
                                             -----------  ---------  --------
   Denominator:
    Weighted-average shares of common stock
     outstanding............................      83,055     34,873    15,184
    Less weighted-average shares subject to
     repurchase.............................      (5,445)    (9,101)   (8,926)
                                             -----------  ---------  --------
    Denominator for basic and diluted
     calculation............................      77,610     25,772     6,258
                                             ===========  =========  ========
   Basic and diluted net loss per common
    share................................... $    (39.57) $   (4.61) $  (2.01)
                                             ===========  =========  ========

   All convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by Kana have been excluded from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

                                                           Years Ended December
                                                                   31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
   Stock options and warrants............................. 25,547  3,771    825
   Common stock subject to repurchase.....................  3,886  9,101  8,926
   Convertible preferred stock (as if converted basis)....    --     --  25,025
                                                           ------ ------ ------
                                                           29,433 12,872 34,776
                                                           ====== ====== ======

 (q) Segment Reporting

   Kana's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, Kana considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. Kana's long-lived assets are primarily in the United States. Geographic information on revenue for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                          Years Ended December
                                                                   31,
                                                         -----------------------
                                                           2000    1999    1998
                                                         -------- ------- ------
   United States........................................ $ 99,753 $12,679 $2,347
   International........................................   19,494   1,385    --
                                                         -------- ------- ------
                                                         $119,247 $14,064 $2,347
                                                         ======== ======= ======

   During the years ended December 31, 2000, 1999 and 1998, no customer represented more than 10% of total revenues. As of December 31, 2000, revenue from the United Kingdom accounted for approximately $12,860,000 or 11% of total revenue. Revenue to any one foreign country did not exceed 10% of total revenue in 1999 and 1998.

 (r) Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which is effective in the first quarter of 2001. The adoption of SFAS 133 did not have any material effect on its results of operations.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

2. Business Combinations

   On April 19, 2000, the Company acquired Silknet Software, Inc. ("Silknet"). In connection with the merger, each share of Silknet common stock was converted into the right to receive 1.66 shares of the Company's common stock (the "Exchange Ratio") and the Company assumed Silknet's outstanding stock options and warrants based on the Exchange Ratio, issuing approximately 29,000,000 shares of common stock and assuming options and warrants to acquire approximately 4,000,000 shares of the Company's common stock. The transaction was accounted for using the purchase method of accounting.

   As of the acquisition date, the Company recorded the fair market value of Silknet's assets and liabilities. The resulting goodwill and intangible assets acquired in connection with the merger are being amortized over a three-year period. The allocation of the purchase price to assets acquired and liabilities assumed is as follows (in thousands):

   Tangible assets acquired......................................... $   60,074
   Identifiable intangibles acquired:
    In process research and development.............................      6,900
    Existing technology.............................................     14,400
    In-place workforce..............................................      6,600
    Goodwill........................................................  3,736,835
   Liabilities assumed..............................................    (13,562)
                                                                     ----------
    Net assets acquired............................................. $3,811,247
                                                                     ==========

   The purchase price was determined using the average fair market value of the Company's common stock from January 31, 2000 to February 14, 2000, five trading days before and after the merger agreement was announced. The purchase price is summarized as follows (in thousands):

   Fair market value of common stock................................ $3,373,425
   Fair market value of options and warrants assumed................    404,922
   Acquisition-related costs........................................     32,900
                                                                     ----------
   Total............................................................ $3,811,247
                                                                     ==========

   As of December 31, 2000, the Company had approximately $13,500,000 remaining in accrued acquisition-related costs, which it expects to pay during fiscal 2001.

   In connection with the merger of Silknet, $6,900,000 was allocated to in-process research and development. The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility has not been achieved and which have no alternative future use at the merger date, assessing the stage and expected date of completion of the research and development effort at the merger date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

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

   The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the technologies in the process of development, taking into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows included allocations of operating expenses and income taxes but excluded the expected completion costs of the in-process projects, and were discounted at a rate of 20% to arrive at a net present value. The discount rate included a factor that took into account the uncertainty surrounding the successful deployment of in-process technology projects. This net present value was allocated to in-process research and development based on the percentage of completion at the merger date.

   In connection with the Silknet merger, the Company recorded $6,600,000 of transaction costs and merger-related integration expenses. These amounts consisted primarily of merger-related advertising and announcements of $4,500,000 and duplicate facility costs of $1,000,000.

   The following unaudited pro forma net revenues, net loss and net loss per share data for the years ended December 31, 2000 and 1999 are based on the respective historical financial statements of the Company and Silknet. The pro forma data reflects the consolidated results of operations as if the merger with Silknet occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                      Years Ended December
                                                               31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
                                                      (In thousands, except
                                                         per share data)
                                                           (unaudited)
   Net revenues..................................... $   132,571  $    36,594
   Net loss......................................... $(3,415,192) $(1,385,313)
   Basic and diluted net loss per share............. $    (39.56) $    (30.52)
   Shares used in basic and diluted net loss per
    share calculation...............................      86,326       45,392

   As discussed in Note 1, the Company recorded a $2.1 billion impairment charge to reduce the value of goodwill resulting from the Silknet acquisition. Such amount is not included in the above unaudited pro forma information.

   On August 13, 1999, the Company issued 6,982,542 shares of its common stock to the shareholders of Connectify in exchange for all of the outstanding capital stock of Connectify. Prior to the consummation of the merger, 5,095,819 shares of the outstanding Kana preferred stock were converted to 10,191,638 shares of Kana common stock. As a result of the conversion, the Company created a controlling class of common stock.

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

   The mergers in 1999 have been accounted for as poolings of interests, and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of the acquired companies. No significant adjustments were required to conform the accounting policies of the Company and the acquired companies.

   In connection with the merger with Connectify, Kana recorded a charge for merger integration costs of $1.2 million consisting primarily of transaction fees of approximately $390,000 and employee severance benefits and facility related costs of $780,000. As of December 31, 2000, these costs were paid in their entirety.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

   In connection with the mergers with BEI and netDialog, the Company recorded a nonrecurring charge for merger integration costs of $4.5 million, consisting primarily of transaction fees of approximately $1.5 million, merger-related advertising and announcements of $1.7 million charges for the elimination of duplicate facilities of approximately $840,000 and severance costs and certain other related costs of approximately $433,000. As of December 31, 2000, these costs were paid in their entirety.

   Certain results of operations data for the separate companies and the combined amounts presented in the consolidated financial statements were as follows (in thousands):

                                                       Nine Months
                                                          Ended      Year Ended
                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                       (Unaudited)
   Revenues:
     Kana............................................   $  7,174      $  2,049
     Connectify(1)...................................        --            --
     BEI.............................................        361           298
     NetDialog.......................................         72           --
                                                        --------      --------
                                                        $  7,607      $  2,347
                                                        ========      ========
                                                       Nine Months
                                                          Ended      Year Ended
                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                       (Unaudited)
   Net Loss:
     Kana............................................   $(16,828)     $ (6,337)
     Connectify(1)...................................     (2,627)       (1,041)
     BEI.............................................     (2,404)       (1,360)
     NetDialog.......................................     (6,288)       (3,863)
                                                        --------      --------
                                                        $(28,147)     $(12,601)
                                                        ========      ========

- --------
(1) Connectify figures included in the nine months ended 1999 are stated for the six months ended June 30, 1999.

3. Financial Statement Detail

   Cash equivalents consisted of the following (in thousands):

                                                                 December 31,
                                                               ----------------
                                                                 2000    1999
                                                               -------- -------
   Money market funds......................................... $  7,225 $ 3,553
   Commercial paper...........................................   25,722   7,949
   Municipal securities.......................................   31,901   4,014
   Certificates of deposit....................................      --      283
                                                               -------- -------
                                                               $ 64,848 $15,799
                                                               ======== =======

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

   Short-term investments consisted of the following (in thousands):

                                                                   December 31,
                                                                   ------------
                                                                   2000  1999
                                                                   ---- -------
   Commercial paper............................................... $--  $ 9,307
   Municipal securities...........................................  --   18,450
   Corporate notes/bonds..........................................  --    5,118
   Certificates of deposit........................................  297   1,647
                                                                   ---- -------
                                                                   $297 $34,522
                                                                   ==== =======

   Unrealized gains and losses on available-for-sale securities at December 31, 2000 and 1999 were immaterial.

   Property and equipment, net consisted of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Computer equipment........................................ $ 38,582  $ 6,688
   Furniture and fixtures....................................    5,743    1,972
   Leasehold improvements....................................    6,611    1,531
                                                              --------  -------
                                                                50,936   10,191
   Less accumulated depreciation and amortization............  (10,841)  (1,831)
                                                              --------  -------
                                                              $ 40,095  $ 8,360
                                                              ========  =======

   Accrued liabilities consisted of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Accrued payroll and related expenses...................... $  8,470  $ 1,639
   Accrued commissions.......................................    2,372    1,984
   Accrued acquisition related costs.........................   13,547    3,148
   Other accrued liabilities.................................   11,457    1,303
                                                              --------  -------
                                                              $ 35,846  $ 8,074
                                                              ========  =======

   Other income (expense), net consisted of the following (in thousands):

                                                        Year Ended December
                                                                31,
                                                        ---------------------
                                                         2000    1999    1998
                                                        ------  -------  ----
   Interest income..................................... $5,991  $ 1,419  $324
   Interest expense....................................   (242)    (520)  (53)
   Interest expense from warrants issued in connection
    with bridge loans..................................    --    (1,559)  (35)
   Other...............................................   (915)     (84)   (9)
                                                        ------  -------  ----
                                                        $4,834  $  (744) $227
                                                        ======  =======  ====

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

4. Notes Payable

   The Company maintained a line of credit providing for borrowings of up to $10,000,000 as of December 31, 2000, to be used for qualified equipment purchases or working capital needs. Borrowings under the line of credit are collateralized by all of the Company's assets and bear interest at the bank's prime rate (9.50% as of December 31, 2000). The line of credit contains certain financial covenants including: a quick asset ratio of at least 1.75 and a tangible net worth of at least $60,000,000. The Company was in compliance with all debt covenants as of December 31, 2000. Total borrowings as of December 31, 2000 and 1999 were $1,187,000. The entire balance under this line of credit is due on the expiration date, July 31, 2001.

   On May 18, 1999, the Company entered into two term loan obligations totaling $685,000 of which $417,000 and $649,000 was outstanding at December 31, 2000 and 1999, respectively. The loans bear interest at a fixed rate of approximately 14.5% and mature in June 2002. The aggregate principal payments due under these obligations are as follows (in thousands):

   Year Ending December 31,
   ------------------------
     2001.................................................................. $269
     2002..................................................................  148
                                                                            ----
                                                                            $417
                                                                            ====

   On October 22, 1999, the Company issued subordinated promissory notes in the aggregate principal amount of $2,800,000. Such notes bore interest at an annual rate of 10%. These notes were paid in January 2000.

5. Stockholders' Equity

 (a) Reincorporation and Stock Splits

   On April 18, 2000, the Board of Directors of the Company approved an increase to the authorized number of shares of common stock from 100,000,000 to 1,000,000,000.

   The Board of Directors approved a two-for-one stock split of the common stock for stockholders of record on January 28, 2000. The accompanying financial statements have been retroactively restated to reflect the effect of this stock split.

   In September 1999, Kana reincorporated into the State of Delaware, effected a two-for-three reverse stock split of Kana's common stock and preferred stock and increased Kana's authorized common stock to 100,000,000 shares. The accompanying financial statements have been retroactively restated to reflect the effect of this reincorporation and reverse stock split.

 (b) Private Placement and Initial Public Offering

   On June 12, 2000, the Company sold 2,500,000 shares of common stock at $50.00 per share in a private placement transaction. Kana received approximately $120 million in net proceeds.

   On September 21, 1999, Kana consummated its initial public offering in which it sold 7,590,000 shares of common stock at $7.50 per share. Kana received approximately $51 million in cash, net of underwriting discounts, commissions and other offering costs.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

 (c) Convertible Preferred Stock

   Since inception, Kana issued 13,351,107 shares of convertible preferred stock. During 1999, 11,581,379 shares were converted to common stock at the time of the Connectify merger and 1,769,728 shares were converted to common stock at the initial public offering at a ratio of 1 share of preferred stock for 2 shares of common stock.

 (d) Common Stock

   The Company has issued to founders 10,994,398 shares of common stock, which are subject to repurchase on termination of employment. Such repurchase rights lapse in a series of equal monthly installments over a four year period ending in June 2000. As of December 31, 2000, all shares were vested.

   Certain option holders have exercised options to purchase shares of restricted common stock in exchange for five-year full recourse promissory notes. The notes bear interest at 5.7% and expire on various dates through 2004. The Company has the right to repurchase all unvested shares purchased by the notes at the original exercise price in the event of employee termination. The number of shares subject to this repurchase right decreases as the shares vest under the original option terms, generally over four years. As of December 31, 2000, there were 3,886,100 shares subject to repurchase. These options were exercised at prices ranging from $0.02 to $4.50 with a weighted-average exercise price of $3.29 per share.

 (e) Stock Compensation Plans

   The Company's 1999 Stock Incentive Plan (the "1999 Plan"), as successor to the 1997 Stock Option/Stock Issuance Plan (the "1997 Plan"), provides for a total of 35,819,474 shares of the Company's common stock to be granted to employees, independent contractors, officers, and directors. Options are generally granted at an exercise price equivalent to the estimated fair market value per share at the date of grant, as determined by the Company's Board of Directors. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than 10 years from the date of grant. Options are immediately exercisable and generally vest over four years, 25% one year after the grant date and the remainder at a rate of 1/36 per month thereafter. Plans of acquired companies have similar terms as those of the 1999 Plan. Outstanding options under all these plans were assumed in the respective merger or acquisition.

   The 1999 Employee Stock Purchase Plan ("1999 ESPP") allows eligible employees to purchase common stock through payroll deductions of up to 15% of an employee's compensation. The 1999 ESPP currently has a two-year offering period that ends in October 2001. The purchase price of the common stock will be equal to 85% of the fair market value per share on the participant's entry date into the offering period, or, if lower, 85% of fair market value per share on each semi-annual purchase date. The 1999 ESPP qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. As of December 31, 2000, 502,133 shares were issued from the 1999 ESPP.

   In December 1999, the board of directors approved the 1999 Special Stock Option Plan and 1,000,000 shares of common stock were reserved for issuance under this plan. The Special Stock Option Plan has similar terms as those of the 1999 Plan, except that options may be granted with an exercise price less than, equal to, or greater than the fair market value of the option shares on the grant date. As of December 31, 2000, 904,014 shares have been granted.

                  KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

   A summary of stock option activity follows:

                                                            Options Outstanding
                                                            --------------------
                                                                        Weighted
                                                 Shares                 Average
                                                Available   Number of   Exercise
                                                for Grant     Shares     Price
                                               -----------  ----------  --------
Balances, December 31, 1997...................   3,930,412   3,397,144   $ 0.03
  Additional shares authorized................   3,825,842         --       --
  Options granted.............................  (3,004,420)  3,004,420     0.13
  Options exercised...........................         --   (5,394,478)    0.04
  Options canceled............................     230,770    (230,770)    0.12
                                               -----------  ----------
Balances, December 31, 1998...................   4,982,604     776,316     0.19
  Additional shares authorized................  11,976,310         --       --
  Options granted.............................  (9,394,740)  9,394,740     6.24
  Options exercised...........................         --   (6,096,242)    1.01
  Options canceled............................     303,698    (303,698)   14.88
                                               -----------  ----------
Balances, December 31, 1999...................   7,867,872   3,771,116    12.71
  Additional shares authorized................  12,583,100         --       --
  Options assumed.............................         --    3,421,990    16.87
  Options granted............................. (21,512,998) 21,512,998    52.13
  Options exercised...........................         --   (1,036,371)    4.12
  Options canceled and retired................   2,792,347  (2,848,000)   78.88
                                               -----------  ----------
Balances, December 31, 2000...................   1,730,321  24,821,733    39.78
                                               ===========  ==========

   The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                                                   Options
                                    Options Outstanding          Exercisable
                              ------------------------------- ------------------
                                          Weighted
                                           Average   Weighted           Weighted
                                          Remaining  Average            Average
                              Number of  Contractual Exercise Number of Exercise
                                shares      Life      Price    Shares    Price
                              ---------- ----------- -------- --------- --------
$0.02--$1.06.................  1,124,585     6.6     $  0.59  1,006,830 $  0.54
$1.81--$9.04.................  2,515,770     7.5     $  5.53  1,557,142 $  4.70
$10.00--$14.46...............  1,402,942     9.2     $ 14.16     68,683 $ 10.61
$15.00--$22.25...............  7,149,508     9.7     $ 16.77    408,340 $ 15.83
$23.50--$25.38...............    339,826     9.3     $ 23.73     84,703 $ 23.34
$27.04--$29.67...............    294,093     8.8     $ 29.35    160,357 $ 29.36
$33.66--$56.63...............  8,347,311     9.4     $ 46.12    332,699 $ 49.02
$73.50--$85.24...............    822,626     9.5     $ 80.24     97,398 $ 78.59
$129.69--$164.46.............  2,825,072     9.1     $129.36     32,879 $114.31
                              ----------                      ---------
                              24,821,733     9.1     $ 39.78  3,749,031 $ 13.19
                              ==========                      =========

   The weighted average exercise price of stock options outstanding was $12.71 as of December 31, 1999.

   The Company uses the intrinsic-value method in accounting for its stock-based compensation plans. Accordingly, compensation cost has been recognized in the financial statements for those options issued with exercise prices at less than fair value at date of grant. With respect to the stock options granted from inception through December 31, 2000, the Company recorded deferred stock-based compensation of $101.0 million for

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. Subsequent to the consummation of the BEI and netDialog acquisitions, the Company granted 698,264 under the 1999 Special Stock Option Plan options to certain employees hired from the acquired companies for an exercise price below the fair market value of the common stock. These options were immediately vested on the date of grant and 50% of the options can be exercised 15 months after the grant date and the remaining 50% of the options can be exercised 30 months after the grant date, provided the individual remains an employee of the Company. If the employee is terminated prior to these dates, the options can be exercised after 9.5 years. The difference between the fair market value of the underlying common stock and the exercise price of the options was recorded as compensation expense in the fourth quarter of 1999 in the amount of approximately $60,372,000.

   On September 6, 2000, the Company issued to Accenture 400,000 shares of common stock and a warrant to purchase up to 725,000 shares of common stock pursuant to a stock and warrant purchase agreement in connection with our global strategic alliance. The shares of common stock issued were fully vested and the Company has recorded a charge of approximately $14.8 million to be amortized over the four-year term of the agreement. The portion of the warrant to purchase 125,000 shares of common stock is fully vested with the remainder becoming vested upon the achievement of certain performance goals. The vested warrants were valued using the Black-Scholes model resulting in a charge of $1.0 million to be amortized over the four-year term of the agreement. The Company will incur a charge to stock-based compensation for the unvested portion of the warrant when performance goals are achieved.

   On December 31, 2000, Accenture earned and vested in a portion of the warrant to purchase 121,628 shares of common stock. This vesting of shares resulted in a charge to operations of $968,000 during the quarter ended December 31, 2000. As of December 31, 2000, shares of common stock under the warrant which are unvested had a fair value of approximately $5.0 million based upon the fair market value of our common stock at such date.

   Had compensation costs been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and basic and diluted net loss per share would not have been materially impacted for the year ended December 31, 1998. Had compensation cost for the Company's plans been determined consistent with the fair value approach in SFAS No. 123, the Company's net loss and net loss per share would have been as indicated below (in thousands, except per share amounts):

                                                         Year Ended December
                                                                 31,
                                                        ----------------------
                                                           2000        1999
                                                        -----------  ---------
   Net loss:
     As reported....................................... $(3,070,873) $(118,743)
     Pro forma......................................... $(3,190,035) $(124,603)
   Basic and diluted net loss per share:
     As reported....................................... $    (39.57) $   (4.61)
     Pro forma......................................... $    (41.10) $   (4.83)

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

   The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted average assumptions:

                                     Options                     ESPP
                            ------------------------- --------------------------
                            Interest                  Interest
                              Rate   Term  Volatility   Rate    Term  Volatility
                            -------- ----- ---------- -------- ------ ----------
   2000....................   6.16%  3 yrs    100%      5.30%  9 mths    100%
   1999--Post IPO..........   5.45%  3 yrs    100%      5.14%  6 mths    100%
   1999--Pre IPO...........   5.30%  3 yrs    --         --       --     --
   1998....................   5.15%  3 yrs    --         --       --     --

   The weighted average fair value of the employee stock purchase rights granted under the 1999 ESPP during 2000 and 1999 was $4.99 and $6.55, respectively. The weighted average fair value and exercise price of the options granted in 1998, 1999, and 2000 are as follows:

                                         Weighted Average    Weighted Average
                                          Exercise Price        Fair Value
                                        ------------------- -------------------
                                         2000   1999  1998   2000   1999  1998
                                        ------ ------ ----- ------ ------ -----
   Exercise price equals fair value on
    grant date........................  $51.22 $24.67 $ --  $33.49 $15.94 $ --
   Exercise price exceeds fair value
    on grant date.....................  $81.12 $ 2.71 $0.13 $52.69 $12.83 $0.13
   Total options......................  $52.13 $ 6.24 $0.13 $34.20 $13.39 $0.13

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

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

6. Retirement Plan

   The Company has a 401(k) retirement plan, which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified amount. The Company, at its discretion, may make additional matching contributions on behalf of the participants of the retirement plan. No contributions were made by the Company for the years ended December 31, 2000, 1999 and 1998.

7. Commitments and Contingencies

 (a) Lease Obligations

   The Company leases its facilities under noncancelable operating leases with various expiration dates through October 2006. In connection with its existing leases, the Company entered into three letters for credit totaling $1,645,000 which expire in 2000 and 2001. The letters of credit are supported by the Company's line of credit.

   Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

                                                                      Operating
   Year ending December 31,                                            Leases
   ------------------------                                           ---------
    2001............................................................. $  11,662
    2002.............................................................    10,723
    2003.............................................................     9,959
    2004.............................................................     9,548
    2005.............................................................     8,712
    Thereafter.......................................................    50,803
                                                                      ---------
                                                                      $ 101,407
                                                                      =========

   Rent expense, net of sublease payments, was approximately $8,012,000, $1,620,000 and $604,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Sublease payments were approximately $324,000, $212,000 and $140,000 in the years ended December 31, 2000, 1999 and 1998, respectively. The Company's sublease and the underlying lease arrangements expired in December 2000.

 (b) Litigation

   On October 8, 1999, Genesys Telecommunications Laboratories, Inc. (Genesys) filed a complaint against Kana in the United States District Court for the District of Delaware alleging patent infringement. On December 29, 2000, the Company entered into a License Agreement and a Worldwide Bilateral Reseller Agreement with Genesys Telecommunications Laboratories, Inc. Under the terms of the License Agreement, the Company received a license to use or distribute products which make use of technology which may be covered by certain patents owned by Genesys. Under the terms of the Reseller Agreement, Genesys granted to the Company the right to use or resell to third parties Genesys products, and the Company granted to Genesys the right to use or resell to third parties our products. In connection with the Reseller Agreement and the License Agreement, the litigation between the Company and Genesys has been dismissed with prejudice and the Company recognized a $2,000,000 charge to operations. The Company is not currently a party to any other material legal proceedings.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

8. Income Taxes

   The 2000, 1999 and 1998 income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands):

                                                 Years Ended December 31,
                                               ------------------------------
                                                  2000        1999     1998
                                               -----------  --------  -------
   Federal tax benefit at statutory rate...... $(1,040,940) $(40,372) $(4,284)
   Stock compensation expense.................       3,861    27,222      432
   Merger costs...............................       7,564       726      --
   Foreign losses.............................      (3,157)      486      --
   Net operating losses and temporary
    differences, no tax benefit recognized....      29,674    11,896    3,172
   Goodwill amortization and impairment.......   1,005,673       --       --
   Other permanent differences................      (2,675)       42      680
                                               -----------  --------  -------
    Total .................................... $       --   $    --   $   --
                                               ===========  ========  =======

   The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set as follows (in thousands):

                                                                Years Ended
                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Deferred tax assets (liabilities):
     Accruals and reserves.................................  $  3,017  $  2,489
     Plant and equipment...................................     1,131       (40)
     Credit carryforwards..................................     1,126     1,063
     Net operating loss....................................    44,869    16,957
                                                             --------  --------
   Gross deferred tax assets...............................    50,143    20,469
   Valuation allowance.....................................   (50,143)  (20,469)
                                                             --------  --------
     Net deferred tax assets (liabilities).................  $    --   $    --
                                                             ========  ========

   The net change in the valuation allowance for the year ended December 31, 2000 was an increase of approximately $29,664,000. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

   As of December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $122,767,000 and $53,619,000, respectively. The federal net operating loss carryforwards, if not offset against future taxable income, will expire from 2011 through 2020. The state net operating loss carryforwards, if not offset against future taxable income, expire from 2003 through 2005.

   As of December 31, 2000, unused research and development tax credits of approximately $914,000 and $321,000 were available to reduce future federal and state income taxes, respectively. Federal credit carryforwards expire from 2011 through 2020.

   Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

                   KANA COMMUNICATIONS, INC. AND SUBSIDIARIES

9. Subsequent Events

   On February 28, 2001, the Company filed a tender offer statement on Schedule TO announcing its offer to exchange certain eligible options outstanding under the stock option plans for new options to purchase shares of common stock and for restricted shares of common stock. The new options will be granted on or after six months and one day after the date the tendered options are accepted and cancelled. There are options to purchase approximately 18,000,000 shares of common stock that could be exchanged if all the options eligible under stock option plans were tendered by the employees. The Company will incur a charge to compensation expense in connection with the issuance of the restricted shares of common stock. Such charge is based on the fair market value of the common stock at the time of the exchange. The charge to compensation expense will be amortized over the six month vesting term of the restricted stock. Had the compensation cost related to the maximum number of restricted shares issuable under the offer been determined based upon the fair market value of $3.0625 per share at the date of the tender offer, the total compensation charge would have approximated $6,900,000.

   On February 28, 2001, the Company announced a restructuring which included a reduction of employees across all departments, representing approximately 25% of its employees and other measures to reduce operating costs. As part of the restructuring, the Company expects to record a charge to earnings of approximately $17.0 million in the first fiscal quarter of 2001. The charge is based on estimates of termination benefits, the cost to terminate certain leases and other related costs.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Kana Communications, Inc.:

   Our audit of the consolidated financial statements referred to in our report dated January 23, 2001, except for Note 9, which is as of February 28, 2001, appearing in the 2000 Annual Report on Form 10-K of Kana Communications, Inc. also included an audit of the financial statement schedule for the year ended December 31, 2000 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the year ended December 31, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, CA
January 23, 2001

                    INDEPENDENT AUDITORS REPORT ON SCHEDULE

The Board of Directors and Stockholders
Kana Communications, Inc.:

The audits referred to in our report included herein dated January 20, 2000 included the accompanying financial statement schedule for each of the years in the two-year period ended December 31, 1999. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, the accompanying financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
January 20, 2000

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           KANA COMMUNICATIONS, INC.

                                                      Charged
                                           Balance at To Cost            Balance
                                           Beginning    and              at End
                                           of Period  Expense Deductions of Year
                                           ---------- ------- ---------- -------
Allowance for Doubtful Accounts:
 Year ended December 31, 2000.............    $366     1,962     (362)   $1,966
 Year ended December 31, 1999.............     110       256      --        366
 Year ended December 31, 1998.............     --        110      --        110

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on this 2nd day of April, 2001.

                                          KANA COMMUNICATIONS, INC.

                                                    /s/ James C. Wood
                                          By: _________________________________
                                                       James C. Wood
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James C. Wood, David B. Fowler and Franklin P. Huang, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Title               Date
              ---------                         -----               ----


        /s/ James C. Wood             Chief Executive Officer   April 2, 2001
 ____________________________________  and Chairman of the
            James C. Wood              Board of Directors
                                       (Principal Executive
                                       Officer)

       /s/ Art M. Rodriguez           Interim Chief Financial   April 2, 2001
 ____________________________________  Officer (Principal
           Art M. Rodriguez            Financial and
                                       Accounting Officer)

       /s/ David B. Fowler            President                 April 2, 2001
 ____________________________________
           David B. Fowler

       /s/ David M. Beirne            Director                  April 2, 2001
 ____________________________________
           David M. Beirne

       /s/ Robert W. Frick            Director                  April 2, 2001
 ____________________________________
           Robert W. Frick

         /s/ Eric A. Hahn             Director                  April 2, 2001
 ____________________________________
             Eric A. Hahn

     /s/ Charles A. Holloway          Director                  April 2, 2001
 ____________________________________
       Dr. Charles A. Holloway

     /s/ Steven T. Jurvetson          Director                  April 2, 2001
 ____________________________________
         Steven T. Jurvetson