Form 10-K/A
period 2000-12-31
KANA COMMUNICATIONS INC
filed 2001-04-03
CIK 1089907

===============================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               ______________
                                 FORM 10-K/A
                       (Amendment No. 1 to Form 10-K)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000,
                                     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ___________

                                  000-26287
                          (Commission File Number)
                               ______________
                          KANA COMMUNICATIONS, INC.
           (Exact name of Registrant as specified in its charter)
                               ______________

                 Delaware                                  77-0435679
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or Organization)                 Identification No.)

                    740 Bay Road, Redwood City, CA 94063
             (Address of principal executive offices) (Zip Code)

                               (650) 298-9282
            (Registrant's telephone number, including area code)
                               ______________
         Securities registered pursuant to Section 12(b) of the Act:
                                    None
         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.001 par value
                               ______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form. [ ]

     As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $241,444,076 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 28, 2001, the Registrant had outstanding 94,345,305 shares of Common Stock.
                               ______________

===============================================================================

     We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on April 2, 2001, solely to correct a typographical error that appeared in the table listing the names and ages of our current executive officers and directors. In accordance with General Instruction G to Form 10-K, the information regarding our executive officers and directors, required by Part III, Item 10 of Form 10-K, is included in Part I of our Annual Report under the caption "Directors and Executive Officers of the Registrant." The correct information is set forth below.


             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding our current executive officers and directors (with ages as of December 31, 2000):

            Name              Age                             Position
----------------------------  ---  --------------------------------------------------------------
James C. Wood...............   44  Chief Executive Officer and Chairman of the Board of Directors
David B. Fowler.............   47  President
Nigel K. Donovan............   45  Chief Operating Officer
Art M. Rodriguez............   45  Interim Chief Financial Officer
Toya A. Rico................   40  Chief Personnel Officer
David M. Beirne.............   36  Director
Robert W. Frick.............   63  Director
Eric A. Hahn................   40  Director
Charles A. Holloway, Ph.D...   64  Director
Steven T. Jurvetson.........   33  Director

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

                                       KANA COMMUNICATIONS, INC.

Date: April 3, 2001                    By: /s/  James C. Wood
                                          -------------------------------------
                                          James C. Wood
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                         Title                                   Date
------------------------------------  -------------------------------------------------------  --------------------
    /s/ James C. Wood                 Chief Executive Officer and Chairman of                     April 3, 2001
------------------------------------    the Board of Directors  (Principal Executive
        James C. Wood                   Officer)

             *                        Interim Chief Financial Officer (Principal                  April 3, 2001
------------------------------------    Financial and Accounting Officer)
      Art M. Rodriguez

             *                        President                                                   April 3, 2001
------------------------------------
       David B. Fowler

             *                        Director                                                    April 3, 2001
------------------------------------
       David M. Beirne

             *                        Director                                                    April 3, 2001
------------------------------------
       Robert W. Frick

             *                        Director                                                    April 3, 2001
------------------------------------
       Eric A. Hahn

             *                        Director                                                    April 3, 2001
------------------------------------
  Dr. Charles A. Holloway

             *                        Director                                                    April 3, 2001
------------------------------------
    Steven T. Jurvetson


* By James C. Wood as Attorney-in-fact