Form 10-Q
period 2001-03-31
KANA COMMUNICATIONS INC
filed 2001-05-15
CIK 1089907

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to

                        Commission File number 000-27163


                           Kana Communications, Inc.
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                    77-0435679
          --------                                    ----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

                                  740 Bay Road
                         Redwood City, California 94063
                         ------------------------------
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (650) 298-9282

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
                                              ----       ----

On April 30, 2001, approximately 94,612,549 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                           Kana Communications, Inc.
                                   Form 10-Q
                          Quarter Ended March 31, 2001


                                     Index


Part I:    Financial Information

   Item 1:  Financial Statements
     Unaudited Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000            3

     Unaudited Condensed Consolidated Statements of Operations for the Three months ended               4
     March 31, 2001 and 2000

     Unaudited Condensed Consolidated Statements of Cash Flows for the Three months ended               5
     March 31, 2001 and 2000

     Notes to the Unaudited Condensed Consolidated Financial Statements                                 6

   Item 2:  Management's Discussion and Analysis of Financial Condition and Results of                  9
            Operations

   Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                 30

Part II:  Other Information

   Item 1.  Legal Proceedings                                                                          31

   Item 6.  Exhibits and Reports on Form 8-K                                                           31

Signatures                                                                                             32


                        Part  I:  Financial Information

Item 1:  Financial Statements


                           KANA COMMUNICATIONS, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                            March 31,                December 31,
                                                              2001                      2000
                                                           -----------               -----------
ASSETS
Current assets:
    Cash and cash equivalents                              $    20,724               $    76,202
    Short-term investments                                         275                       297
    Accounts receivable, net                                    27,141                    43,393
    Prepaid expenses and other current assets                   12,914                    14,866
                                                           -----------               -----------
      Total current assets                                      61,054                   134,758

Property and equipment, net                                     37,048                    40,095
Goodwill and identifiable intangibles, net                     109,777                   800,000
Other assets                                                     5,258                     5,271
                                                           -----------               -----------
      Total assets                                         $   213,137               $   980,124
                                                           ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of notes payable                       $     1,466               $     1,456
    Accounts payable                                            11,327                    17,980
    Accrued liabilities                                         26,019                    35,846
    Deferred revenue                                            23,325                    25,242
                                                           -----------               -----------
      Total current liabilities                                 62,137                    80,524
Notes payable, less current portion                                 75                       148
                                                           -----------               -----------
      Total liabilities                                         62,212                    80,672
                                                           -----------               -----------

Stockholders' equity:
    Common stock                                                    94                        94
    Additional paid-in capital                               4,130,391                 4,130,231
    Deferred stock-based compensation                          (17,527)                  (21,639)
    Notes receivable from stockholders                          (4,524)                   (5,367)
    Accumulated other comprehensive loss                        (1,123)                     (377)
    Accumulated deficit                                     (3,956,386)               (3,203,490)
                                                           -----------               -----------
    Total stockholders' equity                                 150,925                   899,452
                                                           -----------               -----------
    Total liabilities and stockholders' equity             $   213,137               $   980,124
                                                           ===========               ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                           KANA COMMUNICATIONS, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                                     Three Months Ended March 31,
                                                                             -----------------------------------------
                                                                                  2001                            2000
                                                                             ---------                        --------
Revenues:
     License                                                                 $  11,857                        $  7,329
     Service                                                                    12,298                           3,359
                                                                             ---------                        --------
Total revenues                                                                  24,155                          10,688
                                                                             ---------                        --------
Cost of revenues:
     License                                                                       633                             143
     Service (excluding stock-based
       compensation of $431 and $815, respectively)                             16,829                           4,032
                                                                             ---------                        --------
Total cost of revenues                                                          17,462                           4,175
                                                                             ---------                        --------
Gross profit                                                                     6,693                           6,513
                                                                             ---------                        --------
Operating expenses:
     Sales and marketing (excluding stock-based
       compensation of $1,865 and $1,403,respectively)                          26,534                          11,210
     Research and development (excluding
       stock-based compensation of $434
       and $819, respectively)                                                  12,949                           5,239
     General and administrative (excluding
       stock-based compensation of $1,382
       and $283, respectively)                                                   6,068                           1,835
     Restructuring costs                                                        19,930                              --
     Amortization of stock-based compensation                                    4,112                           3,320
     Amortization of goodwill and identifiable intangibles                      86,852                              --
     Goodwill impairment                                                       603,446                              --
                                                                             ---------                        --------
Total operating expenses                                                       759,891                          21,604
                                                                             ---------                        --------
Operating loss                                                                (753,198)                        (15,091)
Other income & expense, net                                                        302                             643
                                                                             ---------                        --------
Net loss                                                                     $(752,896)                       $(14,448)
                                                                             =========                        ========
Basic and diluted net loss per share                                         $   (8.23)                       $  (0.27)
                                                                             =========                        ========
Shares used in computing basic and diluted
  net loss per share                                                            91,518                          52,550
                                                                             =========                        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                           KANA COMMUNICATIONS, INC.
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                     Three Months Ended March 31,
                                                                             -----------------------------------------
                                                                                  2001                            2000
                                                                             ---------                        --------
Cash flows from operating activities:
     Net loss                                                                $(752,896)                       $(14,448)
     Adjustments to reconcile net loss to net cash used in
             operating activities:
          Depreciation                                                           3,911                             996
          Other non-cash charges                                               701,712                           3,320
          Changes in operating assets and liabilities:
                Accounts receivable                                             16,177                          (4,940)
                Prepaid and other current assets                                 1,965                          (2,323)
                Accounts payable and accrued liabilities                        (3,382)                          1,502
                Deferred revenue                                                (1,917)                          6,273
                                                                             ---------                        --------
          Net cash used in operating activities                                (34,430)                         (9,620)
                                                                             ---------                        --------
Cash flows from investing activities:
     Sales of short-term investments                                                22                          17,268
     Property and equipment purchases                                           (8,166)                         (5,413)
     Acquisition related costs                                                 (13,098)                             --
                                                                             ---------                        --------
            Net cash (used in) provided by investing
             activities                                                        (21,242)                         11,855
                                                                             ---------                        --------
Cash flows from financing activities:
     Payments on notes payable                                                     (63)                         (2,846)
     Proceeds from issuance of common stock and
          warrants                                                                 160                              75
     Payments on stockholders' notes receivable                                    843                             266
                                                                             ---------                        --------
            Net cash provided by (used in) financing
             activities                                                            940                          (2,505)
                                                                             ---------                        --------
Effect of exchange rate changes on cash and cash
      equivalents                                                                 (746)                            (11)
                                                                             ---------                        --------
Net decrease in cash and cash equivalents                                      (55,478)                           (281)
Cash and cash equivalents at beginning of period                                76,202                          18,695
                                                                             ---------                        --------
Cash and cash equivalents at end of period                                   $  20,724                        $ 18,414
                                                                             =========                        ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                $      45                        $     90
                                                                             =========                        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                  KANA COMMUNICATIONS, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation and Liquidity

  The unaudited condensed consolidated financial statements have been prepared by Kana Communications, Inc. ("Kana" or the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's ("SEC") rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Kana's audited consolidated financial statements and notes included in Kana's annual report on Form 10-K for the year ended December 31, 2000.

   The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a consolidated net loss of approximately $753 million for the three months ended March 31, 2001. Included in the aggregate net loss is approximately $603 million related to the long-lived asset impairment for the three months ended March 31, 2001.

   In February 2001, the Company restructured its operations and reduced its workforce by 25% of its employee base. In April 2001, the Company again restructured its operations and reduced its workforce by 40% of its then employee base. As described in Note 10, in April 2001, the Company entered into a definitive merger agreement with Broadbase Software, Inc. ("Broadbase").

   The Company may need additional capital to fund operations. In addition, as discussed in Note 8, the Company is not in compliance with financial covenants under its debt agreements. There can be no assurance, however, that such financing would be available when needed, if at all, or on favorable terms and conditions. If results of operations for the remainder of 2001 do not meet management's expectations, the proposed merger with Broadbase is not consummated, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company's services and products, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. The Company is uncertain whether its cash balances and cash flow from operations will be sufficient to fund its operations for the next twelve months. If the Company is unable to substantially increase revenues, reduce expenditures, generate cash flows from operations, or consummate the proposed Broadbase merger, then the Company will need to raise additional funding to continue as a going concern.

Note 2.   Net Loss per Share

   Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method. The following table presents the calculation of basic and diluted net loss per share:

                                                                                     Three Months Ended March 31,
                                                                             -----------------------------------------
                                                                               2001                             2000
                                                                             ---------                        --------
                                                                              (in thousands, except per share amounts)
Numerator:
  Net loss............................................................       $(752,896)                       $(14,448)
                                                                             =========                        ========
Denominator:
 Weighted-average shares of common stock outstanding..................          94,232                          60,865
 Less weighted-average shares subject to repurchase...................          (2,714)                         (8,315)
                                                                             ---------                        --------
 Denominator for basic and diluted calculation........................          91,518                          52,550
                                                                             =========                        ========
Basic and diluted net loss per common share...........................       $   (8.23)                       $  (0.27)
                                                                             =========                        ========


   All warrants, outstanding stock options and shares subject to repurchase by Kana have been excluded from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

                                                                                     Three Months Ended March 31,
                                                                             -----------------------------------------
                                                                               2001                             2000
                                                                             ---------                        --------
Stock options and warrants...........................................           21,335                           3,646
Common stock subject to repurchase...................................            2,395                           6,803
                                                                             ---------                        --------
                                                                                23,730                          10,449
                                                                             =========                        ========

   The weighted average exercise price of stock options outstanding was $39.00 and $12.89 as of March 31, 2001 and 2000, respectively.

Note 3.  Comprehensive Loss

   Comprehensive loss comprises the net loss and foreign currency translation adjustments. Comprehensive loss was $753.6 million and $14.5 million for the three months ended March 31, 2001 and 2000, respectively.

Note 4.  Stock-Based Compensation

   On September 6, 2000, the Company issued to Accenture 400,000 shares of common stock and a warrant to purchase up to 725,000 shares of common stock pursuant to a stock and warrant purchase agreement in connection with its global strategic alliance. The shares of the common stock issued were fully vested and the Company has recorded a charge of approximately $14.8 million which is being amortized over the four-year term of the agreement. The portion of the warrant to purchase 125,000 shares of common stock is fully vested with the remainder becoming vested upon the achievement of certain performance goals. The vested warrants were valued using the Black-Scholes model resulting in a charge of $1.0 million which is being amortized over the four-year term of the agreement. The Company will incur a charge to stock-based compensation for the unvested portion of the warrant when performance goals are achieved. As of March 31, 2001, 430,000 shares of common stock under the warrant which are unvested had a fair value of approximately $833,000 based upon the fair market value of our common stock at such date.

Note 5. Restructuring costs

   For the quarter ended March 31, 2001, the Company incurred a restructuring charge of approximately $20.0 million related to certain excess leased facilities and a reduction in its workforce. The estimated costs include $14.5 million to exit three leased facilities. The Company intends to terminate or sublease all or part of these three facilities. The estimated facility costs are based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through February 2011 unless the Company negotiates to exit the leases at an earlier date. On February 28, 2001, the Company restructured its operations by reducing its workforce by approximately 300 employees, or 25% of its employee base. All functional areas of the Company were affected by the reduction. The affected employees were provided severance and other benefits. The Company recorded a charge of $5.4 million related to employee termination costs primarily related to severance. For the quarter ended March 31, 2001, a charge of approximately $8.0 million was made against the reserve.

   In April 2001, the Company executed a plan to restructure its operations by effecting a reduction in the workforce by approximately 350 people, or 40% of its employee base. All functional areas of the Company were affected by the reduction. The affected employees were provided severance and other benefits. As of April 30, 2001, the Company has recorded a charge of approximately $4.2 million in connection with this restructuring.

Note 6.  Goodwill impairment

     The Company has performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. The assessment was performed primarily due to the significant sustained decline in the Company's stock price since the valuation date of the shares issued in the Silknet acquisition resulting in the Company's net book value of its assets prior to the impairment charge significantly exceeding the Company's market capitalization, the overall decline in the industry growth rates, and the Company's lower than projected operating results. As a result, the Company recorded approximately $603 million impairment charge to reduce goodwill in the quarter ended March 31, 2001. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date. The remaining goodwill balance of approximately $110.0 million will be amortized over its remaining useful life.

Note 7.  Segment Information

     The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company's long-lived assets are primarily in the United States. Geographic information on revenue for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

                                             Three Months Ended March 31,
                                       -----------------------------------------
                                          2001                            2000
                                       ---------                        --------
United States                          $  20,708                        $  9,578
International                              3,447                           1,110
                                       ---------                        --------
                                       $  24,155                        $ 10,688
                                       =========                        ========

     During the three months ended March 31, 2001, one customer represented more than 10% of total revenues. During the three months ended March 31, 2000, no customer represented more than 10% of total revenues.

Note 8.  Notes Payable

     The Company maintained a line of credit providing for borrowings of up to $10,000,000 as of March 31, 2001, to be used for qualified equipment purchases or working capital needs. Borrowings under the line of credit are collateralized by all of the Company's assets and bear interest at the bank's prime rate (8.00% as of March 31, 2001). The line of credit contains certain financial covenants such as: a quick asset ratio of at least 1.75 and a tangible net worth of at least $60,000,000. As of March 31, 2001, the Company was not in compliance with its financial covenants. As per the agreement, the bank may, without notice or demand, declare all obligations immediately due and payable. The Company is currently in negotiations with the bank to obtain a forbearance agreement. There is no assurance that these negotiations will be successful. Total borrowings as of March 31, 2001 were $1,187,000. The entire balance under this line of credit is due on the expiration date, July 31, 2001.

     On May 18, 1999, the Company entered into two term loan obligations totaling $685,000 of which $354,000 was outstanding at March 31, 2001. The loans bear interest at a fixed rate of approximately 14.5% and mature in June 2002. As of April 30, 2001, the Company was not in compliance with the financial covenant which requires a certain level of unrestricted cash to be maintained.

Note 9.  Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective in the first quarter of 2001. The adoption of SFAS 133 did not have any material effect on the Company's results of operations or financial position.

Note 10.  Recent Development

     On April 9, 2001, the Company entered into a definitive merger agreement with Broadbase Software, Inc. ("Broadbase"). Under the terms of the agreement, shareholders of Broadbase will receive 1.05 shares of the Company's common stock for each share of Broadbase common stock exchanged. The transaction will be recorded using the purchase method of accounting for business combinations. The purchase price of the merger is estimated to be approximately $105 million using the average fair market value of the Company's common stock for the five trading days surrounding the date the merger was announced, plus the value of the estimated options and warrants to be issued by the Company in the merger, and other costs directly related to the merger. The final purchase price is dependent on the actual number of shares of common stock exchanged, the actual number of options and warrants assumed, and actual acquisition related costs. The final purchase price will be determined upon completion of the merger. Completion of this merger is expected no later than the third quarter of 2001 and is subject to obtaining all necessary stockholder and regulatory approvals and to other customary closing conditions. In addition, in connection with the merger agreement, Broadbase entered into a revolving loan agreement with the Company under which Broadbase, under certain conditions, agreed to loan up to $20 million to the Company to fund its operating activities. Revenues and net loss for Broadbase for the year ended December 31, 2000 were $48.3 million and $193 million, respectively. Finalization of the revolving loan agreement is pending consent of the Company's current lender.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information contained or incorporated by reference in this section, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those discussed herein. Factors that could cause or contribute to these differences include, but are not limited to, those discussed herein with this quarterly report on Form 10-Q, our annual report on Form 10-K, and our registration statements on Form S-4, Form S-1 and Form S-3 filed with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date such statements are made.

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

     In April 2000, we acquired Silknet Software, Inc. and the transaction was accounted for using the purchase method of accounting.

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

     Since 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception and, for the three months ended March 31, 2001, incurred a net loss of approximately $753 million. As of March 31, 2001, we had an accumulated deficit of approximately $4.0 billion.
We believe our future success is contingent upon providing superior customer service, increasing our customer base and developing our products.

     In order to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we restructured our organization in the first quarter of 2001 with workforce reductions of approximately 300 employees. Additionally, in April 2001, we again reduced our workforce by approximately 350 employees. As of April 30, 2001, we had approximately 570 full-time employees. As part of these restructurings, we are significantly reducing our facilities commitments to be more in line with the needs of our reduced workforce.

     We believe that our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly evolving markets like ours. Although we have experienced revenue growth, this trend may not continue, particularly in light of increasing competition in our markets, the worsening economic outlook and declining expenditures on enterprise software products. Furthermore, we may not achieve or maintain profitability in the future.

   On April 9, 2001, we entered into a definitive merger agreement with Broadbase Software, Inc. Under the terms of the agreement, stockholders of Broadbase will receive 1.05 shares of our common stock for each share of Broadbase common stock exchanged. The transaction will be recorded using the purchase method of accounting for business combinations. The estimated purchase price of the merger is estimated to be approximately $105 million using the average fair market value of our common stock for the five trading days surrounding the date the merger was announced, plus the value of the estimated options and warrants to be issued by us in the merger, and other costs directly related to the merger. The final purchase price is dependent on the actual number of shares of common stock exchanged, the actual number of options and warrants assumed, and upon completion of the merger. The final purchase price will be determined upon completion of the merger. Completion of this merger is expected no later than the third quarter of 2001 and is subject to obtaining all necessary stockholder and regulatory approvals and to other customary closing conditions. Revenues and net loss for Broadbase for the year ended December 31, 2000 were $48.3 million and $193 million, respectively.

   We have recently made the decision to terminate our Kana Online service. We may face increased costs, customer dissatisfaction, negative publicity, loss of revenues, and legal action by customers resulting from the lack of availability of the Kana Online service. In addition, our future revenue may be adversely impacted by our elimination of the Kana Online service.

                      Selected Results of Operations Data

   The following table sets forth selected data for periods indicated expressed as a percentage of total revenues.

                                                                                     Three Months Ended March 31,
                                                                             -----------------------------------------
                                                                               2001                             2000
                                                                             ---------                        --------
Revenues:
  License...............................................                            49%                             69%
  Service...............................................                            51                              31
                                                                             ---------                        --------
    Total revenues......................................                           100                             100
                                                                             ---------                        --------
Cost of revenues:
  License...............................................                             3                               1
  Service...............................................                            70                              38
                                                                             ---------                        --------
    Total cost of revenues..............................                            73                              39
                                                                             ---------                        --------
Gross profit............................................                            27                              61
Selected operating expenses:
  Sales and marketing...................................                           110                             105
  Research and development..............................                            54                              49
  General and administrative............................                            25%                             17%

                  Three Months Ended March 31, 2001 and 2000

Revenues

   License revenue increased due primarily to increased market acceptance of our products, expansion of our product line and increased sales generated by our expanded sales force from the comparable period. As a percentage of revenue, license revenue decreased due to the overall decrease in our license business and higher service revenue.

   Service revenue increased from prior periods primarily due to increased licensing activity, resulting in increased revenue from customer implementations, system integration projects, maintenance contracts and hosted service.

   Revenues from international sales were $3.4 million and $1.1 million in the three months ended March 31, 2001 and 2000. Our international revenues were derived from sales in Europe, Canada, Asia Pacific and Latin America.

Cost of Revenues

   Cost of license revenue consists primarily of third party software royalties, product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license revenue increased due primarily to third party software royalties, due to the increased license revenue.

   Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementation and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue increased primarily due to an increase in personnel dedicated to support our growing number of customers and related recruiting, travel, related facility and system costs and third party consulting expenses. We anticipate that cost of service revenue will be relatively stable in absolute dollars in future periods.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows, and marketing collateral materials. Sales and marketing expenses increased primarily to the addition of sales and marketing personnel from internal growth, the expansion of our international sales offices, an increase in sales commissions associated with increased revenues and higher marketing costs due to expanded advertising and promotional activities. We anticipate that sales and marketing expenses will be relatively stable in absolute dollars, but will vary as a percentage of total revenues from period to period.

   Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased primarily due to the addition of personnel, product development and related benefits, and consulting expenses. We expect to continue to make investments in research and development, but anticipate that research and development expenses will be relatively stable in absolute dollars, and will vary as a percentage of total revenues from period to period.

   General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, legal, accounting and other general corporate expenses. General and administrative expenses increased primarily due to increased personnel from internal growth, additional allowances for doubtful accounts and increases in legal and other professional service provider fees. We anticipate that general and administrative expenses will be relatively stable in absolute dollars, but will vary as a percentage of total revenues from period to period.

   Amortization of Stock-Based Compensation. The Company is amortizing deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

   As of March 31, 2001, there was approximately $18.0 million of total unearned deferred stock-based compensation remaining to be amortized.

   The amortization of stock-based compensation by operating expense is detailed as follows (in thousands):

                                                                            Three Months
                                                                           Ended March 31,
                                                                    -----------------------------
                                                                         2001           2000
                                                                    -----------------------------
Cost of service..................................................        $  431         $  815
Sales and marketing..............................................         1,865          1,403
Research and development.........................................           434            819
General and administrative.......................................         1,382            283
                                                                    -----------------------------
  Total..........................................................        $4,112         $3,320
                                                                    =============================

   Restructuring Costs. For the quarter ended March 31, 2001, we incurred a restructuring charge of approximately $20.0 million related to certain excess leased facilities and a reduction in our workforce. The estimated costs include $14.5 million to exit three leased facilities. We intend to terminate or sublease all or part of these three facilities. The estimated facility costs are based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through February 2011 unless we negotiate to exit the leases at an earlier date. On February 28, 2001, we restructured our operations by reducing our workforce by approximately 300 employees, or 25% of our employee base. All functional areas were affected by the reduction. The affected employees were provided severance and other benefits. We recorded a charge of $5.4 million related to employee termination costs primarily related to severance. For the quarter ended March 31, 2001, a charge of approximately $8.0 million was made against the reserve.

   In April 2001, we executed a plan to restructure our operations by reducing our workforce by approximately 350 people, or 40% of our employee base. All functional areas were affected by the reduction.

   Goodwill Impairment. We have performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. The assessment was performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Silknet acquisition resulting in our net book value of our assets prior to the impairment charge significantly exceeding our market capitalization, the overall decline in the industry growth rates, and our lower than projected operating results. As a result, we recorded approximately $603 million impairment charge to reduce goodwill in the quarter ended March 31, 2001. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of each date. The remaining goodwill balance of approximately $110.0 million will be amortized over its remaining useful life.

   Other Income (Expense), Net. Other income (expense), net during the quarter ended March 31, 2001 consists primarily of interest earned on cash and short-term investments.

   Provision for Income Taxes. We have incurred operating losses for all periods from inception through March 31, 2001, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

   Net Loss. Our net loss was approximately $753.0 million for the three months ended March 31, 2001 and approximately $4.0 billion since inception. We have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and personnel. In addition, goodwill impairment, amortization of goodwill and identifiable intangibles and stock based compensation charges have contributed to the significant increase in net loss. We anticipate that our expenditures will continue to increase in the future. Although our revenue has grown in recent quarters, we cannot be certain that we can sustain this growth or that we will generate sufficient revenue to attain profitability.

Liquidity and Capital Resources

   Our operating activities used $34.4 million of cash for the three months ended March 31, 2001, primarily due to net loss experienced during the period.

   Our investing activities used $21.2 million of cash consisting primarily of payments for Silknet acquisition related costs and purchases of computer equipment, software and leasehold improvements for the three months ended March 31, 2001.

   Our financing activities provided $0.9 million in cash for the three months ended March 31, 2001, primarily due to proceeds from payments on stockholders' notes receivable.

   We have a line of credit totaling $10.0 million, which is secured by all of our assets, bears interest at the bank's prime rate (8.0% as of March 31, 2001), and expires on July 31, 2001. The line of credit contains certain financial covenants including: a quick asset ratio of at least 1.75 and a tangible net worth of at least $60,000,000. As of March 31, 2001, we were not in compliance with our financial covenants. As per the agreement, the bank may, without notice or demand, declare all obligations immediately due and payable. We are currently in negotiations with the bank to obtain a forbearance agreement. There is no assurance that these negotiations will be successful. Total borrowings as of March 31, 2001 were $1,187,000 under this line of credit. The entire balance under this line of credit is due on the expiration date, July 31, 2001. Additionally, we have two term loan obligations totaling $354,000 at March 31, 2001. With respect to this borrowing, as of April 30, 2001, we were not in compliance with the financial covenant which requires a certain level of unrestricted cash to be maintained. We have entered into a revolving loan agreement with Broadbase concurrently with entering into the merger agreement. Broadbase has agreed to loan up to $20 million to us to fund our operating activities and has agreed to deposit the entire $20 million in an escrow account to fund our obligations under the revolving loan agreement. Finalization of the revolving loan agreement is pending the bank's consent.

   We have experienced substantial increases in expenditures since our inception consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. To reduce our expenditures, we recently restructured in several areas, including reduced staffing, expense management and capital spending. In the first quarter of 2001, we reduced our workforce by approximately 25%, in order to streamline operations, reduce costs and bring our staffing and structure in line with industry standards. Our estimated quarterly cost savings for this reduction in workforce is expected to be approximately $9-$11 million and will begin in the quarter ending June 30, 2001. In addition, we reduced our workforce by approximately 40% in April 2001. This reduction is expected to create an estimated quarterly cost savings of approximately $10-$12 million for the quarter ending September 30, 2001. However, these actions will not be sufficient for us to obtain a positive cash flow. Our auditors have included a paragraph in their report for the year ended December 31, 2000, indicating that substantial doubt exists as to our ability to continue as a going concern. We are uncertain whether our cash balance, collections on our accounts receivable and funding from projected operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months and believe it will be necessary for us to substantially increase revenues and reduce expenditures. If the merger with Broadbase does not close and we are unable to substantially increase revenues, reduce expenditures and collect upon accounts receivable or if we incur unexpected expenditures, then we will need to raise additional funds in order to continue as a going concern. Especially in light of our declining stock price and the extreme volatility in the technology capital markets, additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, other than the definitive merger agreement to acquire Broadbase Software, Inc., we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any financing may be dilutive to existing investors.

   RISKS ASSOCIATED WITH KANA'S BUSINESS AND FUTURE OPERATING RESULTS

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

   This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this "Risk Factors Associated with Kana's Business and Future Operating Results" and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statement, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Our quarterly revenues and operating results may fluctuate in future periods and we may fail to meet expectations, which may cause the price of our common stock to decline

   Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because our products and services are relatively new and our prospects are uncertain. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described in the subheadings below as well as:

   . the evolving and varying demand for customer communication software products and services for e-businesses, particularly our products and services;

   . budget and spending decisions by information technology departments of our customers;

   . costs associated with integrating Broadbase and our other recent acquisitions, and costs associated with any future acquisitions;

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

We have a history of losses and may not be profitable in the future and may not be able to generate sufficient revenue or funding to continue as a going concern

   Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As a result of accumulated operating losses, we have a significant accumulated deficit. This has caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Since inception, we have funded our business primarily through selling our stock, not from cash generated by our business. Our growth in recent periods has been from a limited base of customers, and we may not be able to increase revenues sufficiently to keep pace with our growing expenditures. We may not be able to increase our revenue growth in the future. Specifically, as a result of uncertainties in our business, we have experienced and expect to continue to experience difficulties in collecting outstanding receivables from our customers and attracting new customers. As a result, we expect to continue to experience losses and negative cash flows, even if sales of our products and services continue to grow, and we may not generate sufficient revenues to achieve profitability in the future. If we do achieve profitability, we may not be able to sustain or increase any profitability on a quarterly or annual basis in the future. Accordingly, we plan to reduce our operating expenses and may require additional financing. There can be no assurance that we will be able to achieve expense reductions or that any such financing would be available on acceptable terms, if at all. With the decline in our stock price, any such financing is likely to be dilutive to existing stockholders. Our auditors have included a paragraph in their report for the year ended December 31, 2000 indicating that substantial doubt exists as to our ability to continue as a going concern.

We may incur non-cash charges related to issuances of our equity which could harm our operating results

   In connection with the issuance of 400,000 shares of our common stock and a warrant to purchase up to 725,000 shares of our common stock to Accenture pursuant to a stock and warrant purchase agreement dated September 6, 2000, we will incur substantial charges to stock-based compensation. With respect to the 400,000 shares of common stock, we recorded $14.8 million of deferred stock-based compensation which is being amortized over the four-year term of our alliance with Accenture based upon the fair market value of our common stock on September 6, 2000, the date of closing, of $37.125 per share. With respect to the warrant, 125,000 shares of common stock were fully vested and exercisable under the warrant and were valued on September 6, 2000 using the Black-Scholes model and are being amortized over four years. On the unearned portion of the warrant, we will incur a charge to stock-based compensation when certain performance goals are achieved. This charge will be measured using the Black-Scholes valuation model and the fair market value of our common stock at the time of achievement of these goals. Accordingly, significant increases in our stock price could result in substantial non-cash accounting charges and variations in our results of operations. In addition, we may issue additional warrants in the future that may result in adverse accounting charges.

We may be unable to hire and retain the skilled personnel necessary to develop our engineering, professional services and support capabilities in order to continue to grow

   We may increase our sales, marketing, engineering, professional services and product management personnel in the future. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot continue to grow if we cannot attract qualified personnel. Our failure to attract and retain the highly trained personnel that are integral to our product development and professional services group, which is the group responsible for implementation and customization of, and technical support for, our products and services, may limit the rate at which we can develop and install new products or product enhancements, which would harm our business. We may need to increase our staff to support new customers and the expanding needs of our existing customers, without compromising the quality of our customer service. Since our inception, a number of employees have left or have been terminated, and we expect to lose more employees in the future. Recently, we restructured our organization and terminated a significant number of employees in the process. Hiring qualified professional services personnel, as well as sales, marketing, administrative and research and development personnel, is very competitive in our industry, particularly in the San Francisco Bay Area, where we are headquartered, due to the limited number of people available with the necessary technical skills. We face greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company. Because our stock price has recently suffered a significant decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. In addition, we recently terminated an offer to allow some of our employees with out-of-the-money stock options to obtain new options with a lower exercise price. If our retention efforts are ineffective, employee turnover could increase and our ability to provide client service and execute our strategy would be negatively affected.

Our workforce reduction and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel

   In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we recently restructured our organization in the first four months of 2001 with reductions in our workforce by approximately 650 employees. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover. This headcount reduction may subject us to the risk of litigation. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plans. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

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

We have appointed a new chief executive officer, a new president, a new interim chief financial officer, and a new chief operating officer, and the integration of these officers may interfere with our operations

   In February 2001, we announced the appointment of Art. M. Rodriguez as our interim chief financial officer, replacing Brian K. Allen, our former chief financial officer. In January 2001, we announced the appointment of James C. Wood as our new chief executive officer and chairman of the board, in connection with the January 2001 resignation of our former chief executive officer and chairman of the board, Michael J. McCloskey, for health reasons. We also announced the appointment of David B. Fowler as our new president and Nigel K. Donovan as our new chief operating officer. The transitions of Messrs. Rodriguez, Wood, Fowler and Donovan have resulted and will continue to result in disruption to our ongoing operations, and these transitions may materially harm the way that the market perceives our company and the price of our common stock.

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

   We currently face competition for our products from systems designed by in-house and third-party development efforts. We expect that these systems will continue to be a principal source of competition for the foreseeable future. Our competitors include a number of companies offering one or more products for the e-business communications and relationship management market, some of which compete directly with our products. For example, our competitors include companies providing stand-alone point solutions, including Annuncio, Inc., AskJeeves, Inc., Brightware, Inc., Digital Impact, Inc., eGain Communications Corp., E.piphany, Inc., Inference

Corp., Marketfirst, Inc., Live Person, Inc., Avaya, Inc. and Responsys.com. In addition, we compete with companies providing traditional, client-server based customer management and communications solutions, such as Clarify Inc. (which was acquired by Northern Telecom), Alcatel, Cisco Systems, Inc., Lucent Technologies, Inc., Message Media, Inc., Oracle Corporation, Pivotal Corporation, Siebel Systems, Inc. and Vantive Corporation (which was acquired by PeopleSoft, Inc.). Changes in our products may also impact the ability of our sales force to effectively sell. Furthermore, we may face increased competition should we expand our product line, through acquisition of complementary businesses such as Broadbase or otherwise.

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

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle

   The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken 3 to 12 months in the United States and longer in foreign countries. Our sales cycle has required pre-purchase evaluation by a significant number of individuals in our customers' organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. In the event that the current economic downturn were to continue, the sales cycle for our products may become longer and we may require more resources to complete sales.

Our stock price has been highly volatile and has experienced a significant decline, particularly because our business depends on the Internet, and may continue to be volatile and decline

   The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Our common stock reached a high of $175.50 and traded as low as $0.50 through April 30, 2001. The last reported sales price of the shares on May 14, 2001 was $1.66.

Future sales of stock could affect our stock price

   If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants and shares to be issued in connection with the merger with Broadbase, in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

A failure to manage our internal operating and financial functions could lead to inefficiencies in conducting our business and subject us to increased expenses

   Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. We have limited experience in managing rapid growth. We have experienced a period of growth in connection with the mergers we have completed that has placed a significant strain on our managerial, financial and personnel resources. In August 1999, we acquired Connectify, and in December 1999, we acquired netDialog and Business Evolution. On April 19, 2000, we completed our merger with Silknet Software, Inc. Our business will suffer if we fail to manage this growth successfully. Moreover, we will need to assimilate substantially all of Broadbase's operations into our operations if the merger with Broadbase is completed. Any additional growth will further strain our management, financial, personnel, internal training and other resources. To manage any future growth effectively, we must improve our financial and accounting systems, controls, reporting systems and procedures, integrate new personnel and manage expanded operations. Any failure to do so could negatively affect the quality of our products, our ability to respond to our customers and retain key personnel, and our business in general.

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

We may face increased costs or customer disputes as a result of our recent decision to eliminate our Kana Online service and our future revenue may be adversely impacted by our elimination of the Kana Online service

   We have recently decided to eliminate our Kana Online service and as a result, we may face customer dissatisfaction, negative publicity, loss of revenues, and legal action by customers resulting from the lack of availability of the Kana Online service. Our Kana Online agreements with customers generally contain provisions designed to limit our exposure to potential claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our Kana Online agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages. However, any claim by a Kana Online customer, whether or not successful, could harm our business by increasing our costs, damaging our reputation and distracting our management. In addition, we may face additional costs resulting from the termination of the Kana Online service including costs related to the termination of employees, the disposition of hardware and the termination of our service contracts related to the Kana Online service. In addition, we may not be able to obtain additional revenue from our current Kana Online customers which may reduce our future revenue.

Technical problems with either our internal or outsourced computer and communications systems could interrupt the Kana Online service

   Until such time that we eliminate our Kana Online service, the success of the Kana Online service will depend on the recruitment and retainment of qualified staff as well as the efficient and uninterrupted operation of our own and outsourced computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar adverse events. We have entered into an Internet-hosting agreement with two data centers. Exodus Communications, Inc.'s data center in Santa Clara, California services our west coast customers and UUNET's data center in Princeton, New Jersey services our
east coast customers.   Our operations depend on both Exodus' and UUNET's
ability to protect its and our systems in Exodus' and UUNET's data center against damage or interruption. Neither data center guarantees that our Internet access will be uninterrupted, error-free or secure. We have no formal disaster recovery plan in the event of damage or interruption, and our insurance policies may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with customers and result in reduced revenues.

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

Our growth could be limited if we fail to execute our plan to expand internationally

   For the three month periods ended March 31, 2001 and March 31, 2000, we derived approximately 14% and 10%, respectively, of our total revenues from sales outside North America. We have established offices in the United Kingdom, Australia, Germany, Japan, Holland, France, Spain, Sweden, Singapore and Brazil. As a result, we face risks from doing business on an international basis, any of which could impair our international revenues. We could, in the future, encounter greater difficulty with collecting accounts receivable, longer sales cycles and collection periods or seasonal reductions in business activity. In addition, our international operations could cause our average tax rate to increase. Any of these events could harm our international sales and results of operations.

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

We may suffer foreign exchange rate losses

   Our international revenues and expenses are denominated in local currency. Therefore, a weakening of other currencies compared to the U.S. dollar could make our products less competitive in foreign markets and could negatively affect our operating results and cash flows. We do not currently engage in currency hedging activities. We have not yet, but may in the future, experience significant foreign currency transaction losses, especially to the extent that we do not engage in currency hedging.

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing could affect our ability to pursue future growth

   If we fail to complete the merger with Broadbase, we may need to raise additional funds to develop or enhance our products or services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We do not have a long enough operating history to know with certainty whether our existing cash and expected revenues will be sufficient to finance our anticipated growth. Additional financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

We have completed four mergers, and those mergers may result in disruptions to our business and management due to difficulties in assimilating personnel and operations

   We may not realize the benefits from the significant mergers we have completed. In August 1999, we acquired Connectify, and in December 1999, we acquired netDialog and Business Evolution. On April 19, 2000, we completed our merger with Silknet Software, Inc. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. This is particularly difficult with Business Evolution and Silknet, since their operations are located on the east coast and we are headquartered on the west coast. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, that they do not want to work for us. In addition, products of these companies will have to be integrated into our products, and it is uncertain whether we may accomplish this easily or at all. These difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky and we may also face unexpected costs, which may adversely affect operating results in any quarter.

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

Our executive officers and directors can exercise significant influence over stockholder voting matters

   As of April 9, 2001, our executive officers and directors, and their affiliates together control approximately 20.4% of our outstanding common stock, including shares issuable upon exercise of options that were exercisable within 60 days of April 9, 2001. As a result, these stockholders, if they act together, will have a significant impact on all matters requiring approval of our stockholders, including the election of directors and significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the market price of our common stock.

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

      Risks Related to our Proposed Merger with Broadbase Software, Inc.

We may not achieve the benefits we expect from our proposed merger with Broadbase

   On April 9, 2001, we entered into the merger agreement with Broadbase. We expect that our merger with Broadbase will result in significant benefits. Achieving the benefits of the merger depends on the timely, efficient and successful execution of a number of post-merger events. Key events include:

   . integrating the operations and personnel and eliminating redundancies of the two companies;

   .  integrating the products and technologies of the two companies;

   . offering the existing products and services of each company to the other company's customers; and

   . developing new products and services that utilize the assets of both companies.

   We will need to overcome significant issues, however, in order to realize any benefits or synergies from the merger. The successful execution of these post-merger events will involve considerable risk and may not be successful. In general, we cannot assure you that we can successfully integrate or realize the anticipated benefits of the merger.

Failure to complete the merger could harm our cash position

   We also entered into a revolving loan agreement with Broadbase concurrently with entering into the merger agreement. Pursuant to the terms of the loan agreement, Broadbase has agreed to make available to us a revolving credit facility up to an aggregate principal amount of $20.0 million. In addition, we agreed upon a form of convertible promissory note that we would issue to Broadbase in exchange for loans under the credit facility. If the merger is terminated, Broadbase will no longer be obligated to make loans to us, and Broadbase may declare any of our obligations under the loan agreement to be due and payable in 30 to 90 days, depending on the reason for the termination, which may harm our cash position.

Failure to complete the merger could negatively impact our stock price and our future business and operations

   If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

   . we may be required under certain circumstances to pay to Broadbase a termination fee of $2.5 million and reimburse Broadbase for expenses incurred to collect that fee;

   . the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed; and

   . costs incurred by us related to the merger, such as legal, accounting and a portion of financial advisor fees, must be paid even if the merger is not completed.

Announcement of the merger may delay or defer customer and supplier decisions concerning us, which may negatively affect our business

   Our customers and suppliers, in response to the announcement of the merger, may delay or defer decisions concerning us. In addition, our customers or channel partners may seek to change existing agreements they have with us as a result of the merger. Any delay or deferral in those decisions or changes in contracts by our customers or suppliers could have a material adverse effect on our business, regardless of whether the merger is ultimately completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us until the strategies with regard to are announced or executed. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

We have entered into agreements with Broadbase that would severely limit our ability to combine with a third party if the merger is not completed

   If the merger is terminated and our board of directors determines to seek another merger or business combination, there can be no assurance that we will be able to find a partner willing to enter into an equivalent or more attractive agreement than the merger agreement. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than Broadbase. These factors could also adversely affect our stock price.

   The stock option we have granted to Broadbase under the stock option agreement gives Broadbase the right to purchase up to 19.9% of our common stock at a favorable price, less any amounts previously converted under the revolving loan agreement with Broadbase. The stock option is exercisable by Broadbase upon certain events associated with a competing transaction between us and a third party. The distribution and license agreement between us and Broadbase gives Broadbase a worldwide license to all of our intellectual property at a favorable royalty, including the right under certain circumstances to receive our source code, currently being held in escrow, and does not terminate upon the termination of the merger agreement. The revolving loan agreement between us and Broadbase must be repaid within 30 days of specified events, including events relating to breach of the non-solicitation provisions of the merger agreement. The terms of the revolving loan agreement, the stock option and the distribution and license agreement, either alone or in combination with each other, will make it substantially more difficult for us to pursue a competing transaction with a third party because of the obstacles posed by these agreements to a potential third party suitor. For example, a third party who proposed to merge with us in an alternate transaction might have to negotiate with a 19.9% stockholder opposed to the alternate transaction who holds a license to all of our intellectual property and might have to agree to pay our outstanding debt under the revolving loan agreement.

Our company and Broadbase have both acquired several companies in the recent past and our ability to successfully integrate those companies or Broadbase may be negatively impacted by the merger

   In the past 18 months, Broadbase has acquired Rubric, Inc., Aperio, Inc., Panopticon, Inc., Decisionism, Inc. and Servicesoft, Inc. and Broadbase needs to complete the assimilation of these companies' operations into its operations. In the past 18 months, we have acquired Silknet Software, Inc., Business Evolution, Inc., netDialog, Inc. and Connectify, Inc. and we need to complete the assimilation of these companies' operations into our operations. Our merger of with Broadbase will require that we assimilate the operations of Broadbase into our operations and in addition may complicate our ability to complete the assimilation of the operations of Rubric, Aperio, Panopticon, Decisionism, Servicesoft, Silknet, Business Evolution, netDialog and Connectify. Any failure to successfully assimilate any of these operations could negatively affect the quality of our products, our ability to respond to our customers and retain key personnel, and our business in general.

The merger may go forward even though material adverse changes result from the announcement of the merger, the economy as a whole, industry-wide changes and other causes

   In general, either party can refuse to complete the merger if there is a material adverse change affecting the other party before the closing. But certain types of changes will not prevent the merger from going forward, even if they would have a material adverse effect on us. Changes affecting the economy as a whole, industry-wide changes, changes in trading prices or volume for either company's stock and changes resulting from the announcement of the merger will not allow either party to walk away from the merger. In addition, short term variations in revenue for either company and consequences of the headcount reductions implemented by both companies are expressly exempted from changes that will allow one or both parties to abandon the merger. If adverse changes occur but we must still complete the merger, our stock price may suffer. This in turn may reduce the value of the merger to our stockholders.

The market price of our common stock may decline as a result of the merger

   The market price of our common stock may decline as a result of the merger if:

   .  the integration of the two companies is unsuccessful;

   . we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or investors; or

   . the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts or investors.

   The market price of our common stock could also decline as a result of factors related to the merger which may currently be unforeseen.

Our failure to comply with Nasdaq's listing standards could result in our delisting by Nasdaq from the Nasdaq National Market and severely limit your ability to sell any of our common stock

   Our stock is currently traded on the Nasdaq National Market. Under
Nasdaq's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq will notify us that we may be delisted from the Nasdaq National Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by Nasdaq, Nasdaq may delist our common stock from trading on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market, which is a condition to closing the merger with Broadbase. In addition, if our stock is delisted after the merger, you would not be able to sell our common stock on the Nasdaq National Market and your ability to sell any of our common stock at all would be severely, if not completely, limited. Our common stock has reached a high of $175.50 and traded as low as $0.50 through May 14, 2001.

The role of acquisitions in our growth may be limited, which could seriously harm our continued operations

   In the past, acquisitions have been an important part of our growth strategy. To gain access to key technologies, new products and broader customer bases, we have acquired companies in exchange for shares of our common stock. Because the recent trading price of our common stock has been significantly lower than in the past, the role of acquisitions in our growth may be substantially limited. If we are unable to acquire companies in exchange for our common stock, we may not have access to new customers, needed technological advances or new products and enhancements to existing products. This would substantially impair our ability to respond to market opportunities, which could adversely affect our operating results and financial condition.

                         Risks Related to Our Industry

Our failure to manage multiple technologies and technological change could harm our future product demand

   Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render our products obsolete. The market for enterprise relationship management software is characterized by:

   .  rapid technological change;

   .  frequent new product introductions;

   .  changes in customer requirements; and

   .  evolving industry standards.

   Our products are designed to work on a variety of hardware and software platforms used by our customers. However, our software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments and other systems that our customers use. For example, the server component of the current version of our products runs on the Windows NT operating system from Microsoft, and we may be forced to ensure that all products and services are compatible with UNIX and other operating systems to meet the demands of our customers. If we cannot successfully develop these products in response to customer demands, our business could suffer. Also, we must constantly modify and improve our products to keep pace with changes made to these platforms and to database systems and other back-office applications and Internet-related applications. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may cause confusion in the market and harm our business. If we fail to modify or improve our products in response to evolving industry standards, our products could rapidly become obsolete, which would harm our business.

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

Future regulation of the Internet may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business

   Due to the increasing popularity and use of the Internet, it is possible that state, federal and foreign regulators could adopt laws and regulations that impose additional burdens on those companies that conduct business online. These laws and regulations could discourage communication by e-mail or other web-based communications, particularly targeted e-mail of the type facilitated by our Kana Connect product, which could reduce demand for our products and services.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

   As of March 31, 2001, we maintained cash and cash equivalents and short-term investments of $21 million. We also have a line of credit and notes payable totaling $1.5 million. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investments consist primarily of short-term municipal bonds, which have an average fixed yield rate of 5.3%. These all mature within three months. Kana does not consider its cash equivalents or short-term investments to be subject to interest rate risk due to their short maturities.

   We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities.

   We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. Generally, our sales are made in local currency. At March 31, 2001 and December 31, 2000, our primary net foreign currency market exposures were in Japanese yen, Euros and British pounds. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge our foreign exchange risk.

   Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. In 2000 and 1999, these fluctuations have not been material to our operating results.

                          Part II: Other Information

Item 1. Legal Proceedings.

   The Company is not currently a party to any material legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Reports on Form 8-K:

           1) On January 22, 2001, we filed a current report on Form 8-K, reporting under Items 5 and 7, regarding the appointment of the CEO and Chairman of the Board.

           2) On January 22, 2001, we filed a current report on Form 8-K, reporting under Item 7, regarding the unaudited pro forma condensed financial statement with Silknet Software, Inc.

           3) On February 1, 2001, we filed a current report on Form 8-K, reporting under Items 5 and 7, regarding a change in management.

           4) On February 21, 2001, we filed a current report on Form 8-K, reporting under Item 5, regarding the 2001 annual shareholders meeting.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 15, 2001                   Kana Communications, Inc.


                               /s/  James C. Wood
                               ------------------
                               James C. Wood
                               Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

                               /s/  Art M. Rodriguez
                               ---------------------
                               Art M. Rodriguez
                               Interim Chief Financial Officer
                               (Principal Financial and Accounting Officer)