Form 10-Q
period 2001-06-30
KANA COMMUNICATIONS INC
filed 2001-08-14
CIK 1089907

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to

                        Commission File number 000-27163


                              Kana Software, Inc.
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                    77-0435679
 ------------------------------                      ----------------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)


                             181 Constitution Drive
                          Menlo Park, California 94025
                          ----------------------------
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (650) 614-8300

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

On July 31, 2001, approximately 180,893,919 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                              Kana Software, Inc.
                                   Form 10-Q
                          Quarter Ended June 30, 2001


                                     Index

Part I:    Financial Information

  Item 1:  Financial Statements

           Unaudited Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000             3

           Unaudited Condensed Consolidated Statements of Operations for the Three months and Six
           months ended June 30, 2001 and 2000                                                                4

           Unaudited Condensed Consolidated Statements of Cash Flows for the Six months ended June            5
           30, 2001 and 2000

           Notes to the Unaudited Condensed Consolidated Financial Statements                                 6

 Item 2:   Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                        12

 Item 3:   Quantitative and Qualitative Disclosures About Market Risk                                        37

Part II:  Other Information

 Item 1.   Legal Proceedings                                                                                 38

 Item 4.   Submission of Matters to a Vote of Security Holders                                               38

 Item 6.   Exhibits and Reports on Form 8-K                                                                  39

Signatures                                                                                                   40

                        Part  I:  Financial Information

Item 1:  Financial Statements

                              KANA SOFTWARE, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                June 30,                    December 31,
                                                                  2001                          2000
                                                              -----------                   ------------
ASSETS

Current assets:
  Cash and cash equivalents                                $    40,358                     $    76,202
  Short-term investments                                        55,219                             297
  Accounts receivable, net                                      36,527                          43,393
  Prepaid expenses and other current assets                     13,341                          14,866
                                                           -----------                     -----------
    Total current assets                                       145,445                         134,758

Property and equipment, net                                     13,961                          40,095
Goodwill and identifiable intangibles, net                      86,715                         800,000
Other assets                                                     7,365                           5,271
                                                           -----------                     -----------
    Total assets                                           $   253,486                     $   980,124
                                                           ===========                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable                         $     1,505                     $     1,456
  Accounts payable                                              15,791                          17,980
  Accrued liabilities                                           51,198                          35,846
  Deferred revenue                                              25,761                          25,242
                                                           -----------                     -----------
    Total current liabilities                                   94,255                          80,524
Notes payable, less current portion                                361                             148
                                                           -----------                     -----------
    Total liabilities                                           94,616                          80,672
                                                           -----------                     -----------
Stockholders' equity:
  Common stock                                                     179                              94
  Additional paid-in capital                                 4,223,591                       4,130,231
  Deferred stock-based compensation                            (35,842)                        (21,639)
  Notes receivable from stockholders                            (1,814)                         (5,367)
  Accumulated other comprehensive loss                          (1,086)                           (377)
  Accumulated deficit                                       (4,026,158)                     (3,203,490)
                                                           -----------                     -----------
    Total stockholders' equity                                 158,870                         899,452
                                                           -----------                     -----------
    Total liabilities and stockholders' equity             $   253,486                     $   980,124
                                                           ===========                     ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                              KANA SOFTWARE, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                June 30,
                                                       ------------------------------------     -----------------------------------
                                                             2001                 2000                2001                2000
                                                       ---------------     ----------------     ---------------     ---------------
Revenues:
  License                                                     $  9,587            $  15,574           $  21,444           $  22,903
  Service                                                       12,542                8,280              23,198              10,785
                                                              --------            ---------           ---------           ---------
Total revenues                                                  22,129               23,854              44,642              33,688
                                                              --------            ---------           ---------           ---------
Cost of revenues:
   License                                                         653                  658               1,286                 801
   Service (excluding stock-based compensation of
     $277, $875, $708 and $1,690, respectively)                  7,378                9,438              22,823              12,851
                                                              --------            ---------           ---------           ---------
Total cost of revenues                                           8,031               10,096              24,109              13,652
                                                              --------            ---------           ---------           ---------
Gross profit                                                    14,098               13,758              20,533              20,036
                                                              --------            ---------           ---------           ---------
Operating expenses:
   Sales and marketing (excluding stock-based
     compensation of $1,599, $1,522, $3,464 and
     $2,925, respectively)                                      13,789               21,338              40,323              32,548
   Research and development (excluding stock-based
     compensation of $278, $880, $712 and $1,699,
     respectively)                                               6,273               11,059              19,222              16,298
   General and administrative (excluding stock-based
     compensation of $96, $316, $1,478 and $599,
     respectively)                                               2,523                3,747               8,591               5,582
   Restructuring costs                                          34,327                   --              54,257                  --
   Amortization of deferred stock-based compensation             2,250                3,593               6,362               6,913
   Amortization of goodwill and identifiable
     intangibles                                                13,730              247,043             100,582             247,043
   Goodwill impairment                                              --                   --             603,446                  --
   In process research and development                              --                6,900                  --               6,900
   Merger and transition related costs                           6,676                6,564               6,676               6,564
                                                              --------            ---------           ---------           ---------
Total operating expenses                                        79,568              300,244             839,459             321,848
                                                              --------            ---------           ---------           ---------
Operating loss                                                 (65,470)            (286,486)           (818,926)           (301,812)
Other income (expense), net                                       (252)               1,247                  50               1,891
                                                              --------            ---------           ---------           ---------
Loss from continuing operations                                (65,722)            (285,239)           (818,876)           (299,921)
Discontinued operation:
  Income (loss) from operations of discontinued
   operation                                                      (383)                 295                (125)                532
  Loss on disposal, including provision of $1.1
  million for operating losses during
  phase-out period                                              (3,667)                  --              (3,667)                 --
                                                              --------            ---------           ---------           ---------
Net loss                                                      $(69,772)           $(284,944)          $(822,668)          $(299,389)
                                                              ========            =========           =========           =========
Basic and diluted net loss per share:
  Loss from continuing operations                             $  (0.72)           $   (3.58)          $   (8.95)          $   (4.54)
                                                              ========            =========           =========           =========
  Income (loss) from discontinued operation                   $  (0.04)           $    0.00           $   (0.04)          $    0.01
                                                              ========            =========           =========           =========
  Net Loss                                                    $  (0.76)           $   (3.58)          $   (8.99)          $   (4.53)
                                                              ========            =========           =========           =========
Shares used in computing basic and diluted net loss
 per share                                                      91,534               79,509              91,526              66,030
                                                              ========            =========           =========           =========

See accompanying notes to unaudited condensed consolidated financial statements.

                              KANA SOFTWARE, INC.
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                            2001                          2000
                                                                          ---------                    ----------
Cash flows from operating activities:
   Net loss                                                               $(822,668)                   $ (299,389)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation                                                             5,878                         2,968
     Other non-cash charges                                                 734,509                       260,856
     Changes in operating assets and liabilities,
     net of effects from acquisitions:
         Accounts receivable                                                 20,845                       (17,944)
         Prepaid and other current assets                                     6,372                        (7,136)
         Accounts payable and accrued liabilities                            (6,271)                        6,294
         Deferred revenue                                                    (8,139)                       12,164
                                                                          ---------                    ----------
     Net cash used in operating activities                                  (69,474)                      (42,187)
                                                                          ---------                    ----------
Cash flows from investing activities:
   Sales of short-term investments                                               22                        31,433
   Property and equipment purchases                                          (4,238)                      (11,742)
   Acquisitions, net of cash acquired                                        36,107                        43,135
                                                                          ---------                    ----------
         Net cash provided by investing activities                           31,891                        62,826
                                                                          ---------                    ----------
Cash flows from financing activities:
   Payments on notes payable                                                   (417)                       (3,034)
   Proceeds from issuance of common stock and
     warrants                                                                   504                       123,355
   Payments on stockholders' notes receivable                                 2,361                           406
                                                                          ---------                    ----------
         Net cash provided by financing activities                            2,448                       120,727
                                                                          ---------                    ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                                   (709)                         (301)
                                                                          ---------                    ----------
Net increase (decrease) in cash and cash equivalents                        (35,844)                      141,065
Cash and cash equivalents at beginning of period                             76,202                        18,695
                                                                          ---------                    ----------
Cash and cash equivalents at end of period                                $  40,358                    $  159,760
                                                                          =========                    ==========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                 $     102                    $      130
                                                                          =========                    ==========
   Issuance of common stock and assumption of options
     and warrants related to acquisitions                                 $  94,064                    $3,778,347
                                                                          =========                    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                      KANA SOFTWARE, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Basis of Presentation and Liquidity

   The unaudited condensed consolidated financial statements have been prepared by Kana Software, Inc. ("Kana" or the "Company"), previously Kana Communications, Inc. and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's ("SEC") rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with Kana's audited consolidated financial statements and notes included in Kana's annual report on Form 10-K for the year ended December 31, 2000.

   The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a consolidated net loss of approximately $823 million for the six months ended June 30, 2001. Included in the aggregate net loss is an impairment charge to reduce goodwill of approximately $603 million which was recorded in the first quarter of the year.

   With the acquisition of Broadbase Software, Inc. ("Broadbase"), the Company expects its cash and cash equivalents and short-term investments on hand will be sufficient to meet its working capital and capital expenditure needs for the next 12 months. The Company is evaluating various initiatives to improve its cash position, including raising additional funds to finance its business, implementing further restrictions on spending, negotiating the early release of certain restricted cash, and other cash flow initiatives. Additional financing may not be available on terms that are acceptable to the Company, especially in the uncertain market climate, and the Company may not be successful in implementing or negotiating such other arrangements to improve its cash position. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of its current stockholders. With the decline in its stock price, any such financing is likely to be dilutive to existing stockholders. If adequate funds are not available on acceptable terms, the Company's ability to maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.


Note 2.   Investments

   The Company considers all investments with an original maturity greater than three months and less than one year to be short-term investments. All investments with maturities greater than one year are categorized as long-term investments.


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

                                                                    Three Months Ended            Six Months Ended
                                                                         June 30,                     June 30,
                                                                         --------                     --------
                                                                   2001           2000           2001           2000
                                                                 --------      ---------      ---------      ---------
                                                                        (in thousands, except per share amounts)
Numerator:
   Loss from continuing operations                               $(65,722)     $(285,239)     $(818,876)     $(299,921)
                                                                 ========      =========      =========      =========
Denominator:
   Weighted-average shares of common stock outstanding             93,338         85,420         93,785         72,185
   Less weighted-average shares subject to repurchase               1,804          5,911          2,259          6,155
                                                                 --------      ---------      ---------      ---------

   Denominator for basic and diluted calculation                   91,534         79,509         91,526         66,030
                                                                 ========      =========      =========      =========
Basic and diluted net loss per share                             $  (0.72)     $   (3.58)     $   (8.95)     $   (4.54)
                                                                 ========      =========      =========      =========

   All warrants, outstanding stock options and shares subject to repurchase by Kana have been excluded from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

                                                                                Six Months Ended
                                                                                    June 30,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         ------------    ------------

Stock options and warrants...........................................          49,042          14,624
Common stock subject to repurchase...................................             752           5,645
                                                                         ------------    ------------
                                                                               49,794          20,269
                                                                         ============    ============

   The weighted average exercise price of stock options outstanding was $11.69 and $58.33 as of June 30, 2001 and 2000, respectively.

Note 4.  Comprehensive Loss

   Comprehensive loss comprises the net loss and foreign currency translation adjustments. Comprehensive loss was $69.7 million and $285.2 million for the three months ended June 30, 2001 and 2000, respectively. Comprehensive loss was $823.4 million and $299.7 million for the six months ended June 30, 2001 and 2000, respectively.

Note 5.  Stock-Based Compensation

   In June 2001, the Company entered into an agreement to issue to a customer a fully vested and exercisable warrant to purchase up to 250,000 shares of common stock pursuant to a warrant purchase agreement. The Company has recorded a charge of $330,000 for the warrant using the Black-Scholes model. This amount is being amortized as service is rendered as a reduction to revenue.

   On September 6, 2000, the Company issued to Accenture 400,000 shares of common stock and a warrant to purchase up to 725,000 shares of common stock pursuant to a stock and warrant purchase agreement in connection with its global strategic alliance. The shares of the common stock issued were fully vested and the Company has recorded a charge of approximately $14.8 million which is being amortized over the four-year term of the agreement. The portion of the warrant to purchase 125,000 shares of common stock is fully vested with the remainder becoming vested upon the achievement of certain performance goals. The vested warrants were valued using the Black-Scholes model resulting in a charge of $1.0 million which is being amortized over the four-year term of the agreement. The Company will incur a charge to stock-based compensation for the unvested portion of the warrant when performance goals are achieved. As of June 30, 2001, 430,000 shares of common stock under the warrant which are unvested had a fair value of approximately $877,000 based upon the fair market value of the Company's common stock at such date.

Note 6. Legal Proceedings

   Kana Software, Inc. and Michael J. McCloskey and Joseph D. McCarthy and Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC and Wit Capital Corp. have been named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a class of plaintiffs who purchased the Company's stock between September 21, 1999 and December 6, 2000 in connection with the Company's initial public offering. Specifically, the complaints alleged that the underwriter defendants engaged in a scheme concerning sales of Kana's securities in the initial public offering and in the aftermarket. These cases are stayed pending selection of lead counsel for the plaintiff class. Although the Company is in the early stages of analyzing the claims alleged against Kana and the individual defendants, the Company believes that it has good and valid defenses to these claims. The Company intends to defend the action vigorously.

   On April 24, 2001, Office Depot, Inc. ("Office Depot") filed a complaint against Kana in the Circuit Court for the 15th District of the State of Florida claiming that Kana has breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to Kana, attorneys' fees and costs. The litigation is currently in its early stages and the Company has not received material information or documentation. Kana intends to defend itself from this claim vigorously and does not expect it to materially impact our results from operations.

   Kana is not currently a party to any other material legal proceedings.

Note 7. Restructuring costs

   For the three and six months ended June 30, 2001, the Company incurred a restructuring charge of approximately $34.3 million and $54.3 million, respectively, related to the reduction in its workforce and certain excess leased facilities and asset impairments.

   For the three and six months ended June 30, 2001, the estimated costs were approximately $17.1 million for the assets disposed of or removed from operations. Assets disposed of or removed from operations consisted primarily of leasehold improvements, computer equipment and related software, office equipment, furniture and fixtures. For the three and six months ended June 30, 2001, the estimated costs include $12.1 million and $17.6 million, respectively, for severance, benefits and related costs due to the reduction of its workforce. For the six months ended June 30, 2001, the Company has reduced its workforce by approximately 770 people, or 65% of its employee base. All functional areas have been affected by the reductions. For the three and six months ended June 30, 2001, the estimated costs include $5.1 million and $19.6 million, respectively, due to the Company's decision to exit and reduce its facilities. The estimated facility costs are based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through February 2011 unless the Company negotiates to exit the leases at an earlier date.

   For the six months ended June 30, 2001, of the $54.3 million charge, $24.5 million relates to non-cash charges, cash payments totaled $24.4 million and $5.4 million in restructuring liabilities remain at June 30, 2001. The restructuring liability is included on the balance sheet in accrued liabilities.

Note 8.  Goodwill impairment

   The Company has performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. The assessment was performed primarily due to the significant sustained decline in the Company's stock price since the valuation date of the shares issued in the Silknet acquisition resulting in the Company's net book value of its assets prior to the impairment charge significantly exceeding the Company's market capitalization, the overall decline in the industry growth rates, and the Company's lower than projected operating results. As a result, the Company recorded an impairment charge of approximately $603 million to reduce goodwill in the quarter ended March 31, 2001. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date. The remaining goodwill balance of approximately $96.2 million is being amortized over its remaining useful life.

Note 9.  Segment Information

   The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company's long-lived assets are primarily in the United States. Geographic information on revenue for the three months and six months ended June 30, 2001 and 2000 are as follows (in thousands):

                               Three Months Ended            Six Months Ended
                                    June 30,                     June 30,
                                    --------                    ---------
                              2001            2000        2001            2000
                            -------         -------     -------         -------
United States               $18,810         $20,921     $37,876         $29,670
International                 3,319           2,933       6,766           4,018
                            -------         -------     -------         -------
                            $22,129         $23,854     $44,642         $33,688
                            =======         =======     =======         =======

   During the three and six months ended June 30, 2001, one customer represented more than 10% of total revenues.

Note 10.  Notes Payable

   The Company has a line of credit providing for borrowings of up to $5,000,000 as of June 30, 2001 to be used for qualified equipment purchases or working capital needs. Borrowings under the line of credit are collateralized by all of the Company's assets and bear interest at the bank's prime rate (6.75% of June 30, 2001). The line of credit contains certain financial covenants such as: maintaining a quick asset ratio of at least 1.75 and a tangible net worth of at least $60,000,000. As of June 30, 2001, the Company was in compliance with its financial covenants. Total borrowings as of June 30, 2001 were $1,187,000 and the line of credit also supported letters of credit totaling $1.3 million. This line of credit expires on September 30, 2001. The Company is in discussions with the bank regarding the renewal of this line of credit, and Kana currently believes that it will be available for renewal should the Company so desire. However, there can be no assurance the bank will renew the line of credit and no guarantee the terms will be acceptable to the Company.


Note 11.  Discontinued Operation

   During the quarter ended June 30, 2001, the Company adopted a plan to discontinue the Kana Online business. The Company will no longer seek new business but will continue to service all ongoing contractual obligations it has to its existing customers. Accordingly, Kana Online is reported as a discontinued operation for the three and six months ended June 30, 2001 and 2000. Net assets of the discontinued operation at June 30, 2001, consisted primarily of computers and servers. The estimated loss on the disposal of Kana Online is $3.7 million, consisting of an estimated loss on disposal of the assets of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. This operation has been presented as a discontinued operation for all periods presented. The Kana Online operating results are as follows (in thousands):


                                                                    Three Months Ended      Six Months Ended
                                                                         June 30,               June 30,
                                                                         --------               --------
                                                                      2001        2000         2001        2000
                                                                    -------      ------      -------      ------
Revenues                                                            $ 1,311      $1,629      $ 2,953      $2,485
                                                                    =======      ======      =======      ======

Income (loss) from operations of discontinued operation             $  (383)     $  295      $  (125)     $  532
Loss on disposal                                                     (3,667)         --       (3,667)         --
                                                                    -------      ------      -------      ------
Total income (loss) on discontinued operations                      $(4,050)     $  295      $(3,792)     $  532
                                                                    =======      ======      =======      ======

Note 12.  Acquisition of Broadbase

   On June 29, 2001, the Company finalized the acquisition of Broadbase. In connection with the merger, each share of Broadbase common stock outstanding immediately prior to the consummation of the merger was converted into the right to receive 1.05 shares of Kana common stock (the "Exchange Ratio") and Kana assumed Broadbase's outstanding stock options and warrants based on the Exchange Ratio, issuing approximately 86.7 million shares of Kana common stock and assuming options and warrants to acquire approximately 26.6 million shares of Kana common stock. The transaction was accounted for using the purchase method of accounting.

   The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows (in thousands):

       Tangible assets acquired.............................   $125,144
       Deferred compensation................................     20,234
       Liabilities assumed..................................    (36,761)
       Deferred credit - negative goodwill..................     (9,446)
                                                               --------
          Net assets acquired...............................   $ 99,171
                                                               ========

   Deferred compensation acquired in connection with the merger will be amortized over a four-year period. Negative goodwill will be amortized over its estimated useful life of three years.

   The estimated purchase price was approximately $99.2 million, measured as the average fair market value of Kana's outstanding common stock from April 7 to April 11, 2001, two trading days before and after the merger agreement was announced plus the Black-Scholes calculated value of the options and warrants of Broadbase assumed by Kana in the merger, and other costs directly related to the merger as follows (in thousands):

       Fair market value of common stock....................   $ 81,478
       Fair market value of options and warrants assumed....     12,586
       Acquisition-related costs............................      5,107
                                                               --------
       Total................................................   $ 99,171
                                                               ========

   In connection with the Broadbase merger, Kana recorded $6.7 million of merger-related integration expenses and transition costs. These amounts consisted primarily of transitional personnel of $2.2 million and duplicate facility costs and redundant assets of $4.5 million.

   The following unaudited pro forma net revenues, net loss and net loss per share data for the six months ended June 30, 2001 and 2000 are based on the respective historical financial statements of the Company and Broadbase. The pro forma data reflects the consolidated results of operations as if the merger with Broadbase occurred at the beginning of each of the periods indicated and includes the amortization of the resulting negative goodwill and deferred compensation. The pro forma results include the results of preacquisition periods for companies acquired by Broadbase prior to its acquisition by Kana. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                                          (Unaudited Pro forma)
                                                                            Six Months Ended
                                                                                June 30,
                                                                                --------
                                                                          2001             2000
                                                                      -----------       ---------
                                                                         (In thousands, except per share amounts)
Net revenues                                                          $    71,119       $  75,740
Net loss                                                              $(1,826,311)      $(743,801)
Basic and diluted net loss per share                                  $    (10.41)      $   (4.87)

Shares used in basic and diluted net loss per share calculation           175,499         152,709

Note 13.  Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board ("APB") No.16, Business Combinations. The provisions of SFAS No.141 are required to be adopted July 1, 2001. The most significant changes made by SFAS No.141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

   SFAS No.142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supercedes APB No.17, Intangible Assets. The provisions of SFAS No. 142 are required to be adopted as of January 1, 2002 for calendar year entities. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

   The Company will adopt SFAS No.141 effective July 1, 2001 which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of SFAS No. 142 for any business combination consummated on or after July 1, 2001. The adoption of SFAS No. 141 will not change the method of accounting used in previous business combinations.

   The Company is required upon adoption of SFAS No. 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At June 30, 2001, goodwill approximated $96.2 million and goodwill amortization approximated $13.7 million and $100.6 million for the three and six-months ended June 30, 2001, respectively. In addition, the Company will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. Any impairment resulting from the transition provisions will be recorded as of January 1, 2002 and will be recognized as the effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment test. In addition, at June 30, 2001, negative goodwill approximated $9.4 million. The Company will be required as part of the adoption of SFAS No. 142 to write off the unamortized negative goodwill that exists on January 1, 2002. This write off will be recognized as the effect of a change in accounting principle.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in under the heading "Risk Factors Associated with Kana's Business and Future Operating Results" and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statement, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    Overview

   We are a leading provider of enterprise Customer Relationship Management
(eCRM) software solutions that deliver integrated communication and business applications built on a Web-architectured platform. We were incorporated in July 1996 in California and were reincorporated in Delaware in September 1999. We had no significant operations until 1997. In February 1998, we released the first commercially available version of the Kana platform. To date, we have derived substantially all of our revenues from licensing our software and related services, and we have sold our products worldwide primarily through our direct sales force.

   On June 29, 2001, we completed a merger with Broadbase under which Broadbase became our wholly-owned subsidiary. Broadbase is a leading provider of software solutions that enable companies to conduct highly effective, intelligent customer interactions through the Internet and traditional business channels, thereby providing the basis for businesses to improve their customer acquisition, retention and profitability. Broadbase's web-based product suite combines operational marketing and service applications with customer analytics.

   In connection with the merger, each share of Broadbase common stock outstanding immediately prior to the consummation of the merger was converted into the right to receive 1.05 shares of Kana common stock (the "Exchange Ratio") and Kana assumed Broadbase's outstanding stock options and warrants based on the Exchange Ratio, issuing approximately 86.7 million shares of Kana common stock and assuming options and warrants to acquire approximately 26.6 million shares of Kana common stock. The transaction was accounted for using the purchase method of accounting.

   In April 2000, we acquired Silknet Software, Inc. and the transaction was accounted for using the purchase method of accounting.

   In the third quarter of 1999, we initiated our Kana Online business. Our Kana Online business provided a hosted environment of our software to customers. Our servers for this business are maintained by third-party service providers. In the second quarter of 2001, we adopted a plan to discontinue the Kana Online business. We have accounted for our Kana Online business as a discontinued operation.

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

   Since 1997, we have incurred substantial costs and expenses, as well as noncash charges. As a result, we have incurred substantial losses since inception and, for the six months ended June 30, 2001, incurred a net loss of approximately $823 million. As of June 30, 2001, we had an accumulated deficit of approximately $4.0 billion. We believe our future success is contingent upon providing superior customer service, increasing our customer base and developing our products.

   In order to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we restructured our organization in the first and second quarter of 2001 with workforce reductions of approximately 770 employees. With the acquisition of Broadbase, we added approximately 400 employees. As of June 30, 2001, we had approximately 800 employees.

   We believe that our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly evolving markets like ours. Although we have experienced revenue growth in the past, we may not be able to do so in the future, particularly in light of increasing competition in our markets, the weakening economy and declining expenditures on enterprise software products. Furthermore, we may not achieve or maintain profitability in the future.

                      Selected Results of Operations Data

   The following table sets forth selected data for periods indicated expressed as a percentage of total revenues.

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                             ---------------------------------------------------
                                                2001          2000          2001          2000
                                             ---------     ---------     ---------     ---------
Revenues:
  License................................           43%           65%           48%           68%
  Service................................           57            35            52            32
                                             ---------     ---------     ---------     ---------
    Total revenues.......................          100           100           100           100
                                             ---------     ---------     ---------     ---------

Cost of revenues:
  License................................            3             3             3             2
  Service................................           33            40            51            39
                                             ---------     ---------     ---------     ---------
    Total cost of revenues...............           36            43            54            41
                                             ---------     ---------     ---------     ---------

Gross profit.............................           64            57            46            59
Selected operating expenses:
  Sales and marketing....................           62            89            90            97
  Research and development...............           28            46            43            48
  General and administrative.............           11%           16%           19%           16%

               Three and Six Months Ended June 30, 2001 and 2000

Revenues

   License revenue decreased for the three months ended June 30, 2001 compared to the same period in the prior year due primarily to a decrease in license transactions. We believe this is due to the overall weakness in the economy and external market factors. The related revenue of Broadbase is included as of the effective date of the merger. For the six months ended June 30, 2001 compared to the same period in the prior year, license revenue decreased slightly. As a percentage of total revenue, license revenue decreased due to the overall decrease in our license business and higher service revenue. We anticipate revenue will increase as a result of our recent acquisition.

   Service revenue increased from the same period in the prior year primarily due to increased revenue from customer implementations, system integration projects and maintenance contracts. The related revenue of Broadbase is included from the effective date of the merger.

   Revenues from international sales were $3.3 million and $2.9 million in the three months ended June 30, 2001 and 2000 and $6.8 million and $4.0 million for the six months ended June 30, 2001 and 2000. Our international revenues were derived from sales in Europe, Canada, Asia Pacific and Latin America.

Cost of Revenues

   Cost of license revenue consists primarily of third party software royalties, product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license revenue was relatively flat for the three months and slightly higher for the six months ended June 30, 2001 compared to the corresponding periods in the prior year, with the slight increase in the six-month period due primarily to additional third party software royalties associated with license revenue. The related expenses of Broadbase are included as of the effective date of the merger.

   Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementation and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue decreased for the three months ended June 30, 2001 compared to the corresponding period in the prior year primarily due to a reduction in personnel who were part of our customer advocate program and services organization and related recruiting, travel, facility and system costs and third party consulting expenses. Cost of service revenue increased for the six months ended June 30, 2001 compared to the corresponding period in the prior period due to higher personnel costs and third party consulting expenses, particularly in the first three months of 2001. We anticipate that cost of service revenue will increase as a result of our recent acquisition.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows, and marketing collateral materials. Sales and marketing expenses decreased for the three months ended June 30, 2001 compared to the same period in the prior year primarily as a result of reduction of sales and marketing personnel, reductions of our international sales personnel and offices, decreases in sales commissions associated with decreased revenues and decreases in marketing costs, primarily in advertising and promotional activities. The related expenses of Broadbase are included as of the effective date of the merger. Sales and marketing expenses were higher for the six months ended June 30, 2001 compared to the same period in the prior year due to higher personnel and operating costs in the first three months of the current period. We anticipate that sales and marketing expenses will increase in the short term as a result of our recent acquisition but will vary as a percentage of total revenues from period to period.

   Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased for the three months ended June 30, 2001 compared to the same period in the prior year primarily due to the reduction of personnel and related benefits and facility costs. The related expenses of Broadbase are included as of the effective date of the merger. Research and development expenses were higher for the six months ended June 30, 2001 compared to the same period in the prior year due to higher personnel and operating costs in the first three months of the current period. We expect to continue to make investments in research and development, but anticipate that research and development expenses will increase in the short term as a result of our recent acquisition in the short term and will vary as a percentage of total revenues from period to period.

   General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, and of legal, accounting and other general corporate expenses. The related expenses of Broadbase are included as of the effective date of the merger. General and administrative expenses decreased for the three months ended June 30, 2001 compared with the same period in the prior year primarily due to the reduction of personnel and decreases in recruiting and professional service fees. General and administrative expenses were higher for the six months ended June 30, 2001 compared to the same period in the prior year due to higher personnel and operating costs in the first three months of the current period. We anticipate that general and administrative expenses will increase in the short term as a result of our recent acquisition, but will vary as a percentage of total revenues from period to period.

   Restructuring Costs. For the three and six months ended June 30, 2001, we incurred a restructuring charge of approximately $34.3 million and $54.3 million, respectively, related to the reduction in its workforce and certain excess leased facilities and asset impairments.

   For the three and six months ended June 30, 2001, the estimated costs were approximately $17.1 million for the assets disposed of or removed from operations. Assets disposed of or removed from operations consisted primarily of leasehold improvements, computer equipment and related software, office equipment, furniture and fixtures. For the three and six months ended June 30, 2001, the estimated costs include $12.1 million and $17.6 million, respectively, for severance, benefits and related costs due to the reduction of its workforce. For the six months ended June 30, 2001, we reduced our workforce by approximately 770 people, or 65% of its employee base. All functional areas have been affected by the reductions. For the three and six months ended June 30, 2001, the estimated costs include $5.1 million and $19.6 million, respectively, due to the decision to exit and reduce its facilities. The estimated facility costs are based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through February 2011 unless we negotiate to exit the leases at an earlier date.

   For the six months ended June 30, 2001, of the $54.3 million charge, $24.5 million relates to non-cash charges, cash payments totaled $24.4 million and $5.4 million in restructuring liabilities remain at June 30, 2001. The restructuring liability is included on the balance sheet in accrued liabilities.

   Amortization of Stock-Based Compensation. We are amortizing deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

   As of June 30, 2001, there was approximately $35.8 million of total unearned deferred stock-based compensation remaining to be amortized.

   The amortization of stock-based compensation by operating expense is detailed as follows (in thousands):

                                                                     Three Months                 Six Months
                                                                    Ended June 30,              Ended June 30,
                                                                 -------------------         -------------------
                                                                   2001        2000            2001        2000
                                                                 -------     -------         -------     -------
Cost of service..................................................$   277     $   875         $   708     $ 1,690
Sales and marketing..............................................  1,599       1,522           3,464       2,925
Research and development.........................................    278         880             712       1,699
General and administrative.......................................     96         316           1,478         599
                                                                 -------------------         -------------------
  Total..........................................................$ 2,250     $ 3,593         $ 6,362     $ 6,913
                                                                 ===================         ===================

   Amortization of Goodwill and Identifiable Intangibles. Amortization of goodwill and identifiable intangibles for the three months ended June 30, 2001 were $13.7 million compared to $247.0 million in the same period in the prior year. Amortization for the six months ended June 30, 2001 were $100.6 million compared to $247.0 million in the same period in the prior year. This decrease is primarily related to the impairment charges to goodwill in the fourth quarter of 2000 and first quarter of 2001.

   Goodwill Impairment. We performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. The assessment was performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Silknet acquisition resulting in our net book value of our assets prior to the impairment charge significantly exceeding our market capitalization, the overall decline in the industry growth rates, and our lower than projected operating results. As a result, we recorded an impairment charge of approximately $603 million to reduce goodwill in the quarter ended March 31, 2001. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates. The remaining goodwill balance, excluding negative goodwill, of approximately $96.2 million is being amortized over its remaining useful life.

   In Process Research and Development. In connection with the merger of Silknet, net intangibles of $6.9 million were allocated to in process research and development for the three and six months ended June 30, 2000.

   Merger and Transition Related Costs. In connection with the Broadbase merger, for the three and six months ended June 30, 2001, we recorded $6.7 million of transition costs and merger-related integration expenses. These amounts consisted primarily of transitional personnel costs of $2.2 million and duplicate facility costs and redundant assets of $4.5 million. For the three and six months ended June 30, 2000, in connection with the Silknet merger, we recorded $6.6 million of merger-related integration expenses. These amounts consisted primarily of merger-related advertising and announcements of $4.5 million and duplicate facility costs of $1.0 million.

   Other Income (Expense), Net. Other income (expense), net during the three and six months ended June 30, 2001 consists primarily of interest paid on operating and capital leases offset by interest income earned. Other income (expense), net during the three and six months ended June 30, 2000, consisted primarily of interest earned on cash and short-term investments, offset by interest expense.

   Provision for Income Taxes. We have incurred operating losses for all periods from inception through June 30, 2001, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

   Discontinued Operation. During the quarter ended June 30, 2001, we adopted a plan to discontinue the Kana Online business. We will no longer seek new business but will continue to service all ongoing contractual obligations we have to our existing customers. Accordingly, Kana Online is reported as a discontinued operation for the three and six months ended June 30, 2001 and 2000. Net assets of the discontinued operation at June 30, 2001, consisted primarily of computers and servers. The estimated loss on the disposal of Kana Online is $3.7 million, consisting of an estimated loss on disposal of the business of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period.

   Revenues from our discontinued operation for the three months ended June 30, 2001, were $1.3 million compared to $1.6 million in the same period in the prior year. Revenues for the six months ended June 30, 2001 were $3.0 million compared to $2.5 million in the same period in the prior year.

   Net Loss. Our net loss was approximately $69.8 million for the three months ended June 30, 2001 and approximately $4.0 billion since inception. In the past, we have experienced substantial increases in our expenditures consistent with growth in our operations and personnel. In addition, goodwill impairment, amortization of goodwill and identifiable intangibles, restructuring costs and stock-based compensation charges have contributed to the significant increase in net loss. We anticipate that our expenditures will increase due to the recent acquisition, but will remain relatively stable in the future.

Liquidity and Capital Resources

   Our operating activities used $69.5 million of cash for the six months ended June 30, 2001, primarily due to the net loss experienced during the period offset by the increase in non-cash charges.

   Our investing activities provided $31.9 million of cash resulting from a net of $49.2 million of acquired cash from the acquisition of Broadbase offset by Silknet acquisition related costs of $13.1 million and $4.2 million from purchases of property and equipment for the six months ended June 30, 2001.

   Our financing activities provided $2.4 million in cash for the six months ended June 30, 2001, primarily due to proceeds from payments on stockholders' notes receivable.

   At June 30, 2001, we had cash and cash equivalents aggregating $40.3 million and short-term investments totaling $55.2 million. We have a line of credit totaling $5.0 million, which is secured by all of our assets, bears interest at the bank's prime rate (6.75% as of June 30, 2001). The line of credit contains certain financial covenants including: maintaining a quick asset ratio of at least 1.75 and a tangible net worth of at least $60,000,000. As of June 30, 2001, we were in compliance with the covenants. Total borrowings as of June 30, 2001 were $1,187,000 and supported letters of credit totaling $1.3 million. This line of credit expires on September 30, 2001. We are in discussions with the bank regarding the renewal of this line of credit, and we currently believe that it will be available for renewal should we so desire. However, there can be no assurance the bank will renew the line of credit and no guarantee the terms will be acceptable to us. In July 2001, we issued a letter of credit totaling $5.8 million in connection with a contractual arrangement.

   In the past, we have experienced substantial increases in expenditures consistent with growth in our operations and personnel. To reduce our expenditures, we restructured in several areas, including reduced staffing, expense management and capital spending. For the first six months, we reduced our workforce by approximately 65%, in order to streamline operations, reduce costs and bring our staffing and structure in line with industry standards. Our auditors have included a paragraph in their report for the year ended December 31, 2000, indicating that substantial doubt exists as to our ability to continue as a going concern. With our acquisition of Broadbase, we expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We expect to continue to experience negative cash flows through the remainder of 2001, achieving positive cash flows from operations in the first quarter of 2002 and overall positive cash flows in the second quarter of 2002. Specifically, we currently expect that cash and cash equivalents including short-term investments could reach approximately $30 to $40 million by the end of 2001, and could be slightly lower during the first half of 2002. We are evaluating various initiatives to improve our cash position, including raising additional funds to finance our business, implementing further restrictions on spending, negotiating the early release of certain restricted cash and other cash flow initiatives. If we are not successful in negotiating early release of certain restricted cash, we expect our restricted cash balances to increase over the short term.

Additional financing may not be available on terms that are acceptable to us, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. With the decline in our stock price, any such financing is likely to be dilutive to existing stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

       RISKS ASSOCIATED WITH KANA'S BUSINESS AND FUTURE OPERATING RESULTS

   Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. The risks described below are not the only ones facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may become important factors that impair our business operations. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report and our other public filings. In particular, this "Risk Factors Associated with Kana's Business and Future Operating Results" contains cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this report.

Because we have a limited operating history, there is limited information upon which you can evaluate our business.

   We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects.
Any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. We were incorporated in July 1996 and first recorded revenue in February 1998. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Moreover, due to our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited. In addition, in June 2001, we completed our acquisition of Broadbase, which substantially expanded the scale of our operations. Because we have limited experience operating as a combined company, our business is even more difficult to evaluate. Many of these risks are discussed in the subheadings below, and include our ability to:

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

Our quarterly revenues and operating results may fluctuate in future periods and we may fail to meet expectations, which could cause the price of our common stock to decline.

   Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because our products and services are relatively new and our prospects are uncertain. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described in the subheadings below as well as:

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

       . uncertainty regarding the timing of the implementation cycle for our products;

       . changes in the level of sales of professional services as compared to product licenses;

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

       .   a trend of continuing consolidation in our industry; and

       . global economic conditions, as well as those specific to our customers or our industry.

   We also often offer volume-based pricing, which may affect operating margins. Broadbase, which we recently acquired, has experienced seasonality in its revenues, with the fourth quarter of the year typically having the highest revenue for the year. We believe that this seasonality results primarily from customer budgeting cycles. We expect that this seasonality will continue, and could increase. In addition, customers' decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. Due to current slowdowns in the general economy, we believe that many existing and potential customers are reassessing or reducing their planned technology and internet-related investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenues in the remainder of 2001 and in 2002, and further delays or reductions in business spending for information technology could have a material adverse effect on our revenues and operating results.

Our expenses are generally fixed and we will not be able to reduce these expenses quickly if we fail to meet our revenue forecasts.

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

We have a history of losses and may not be profitable in the future and may not be able to generate sufficient revenue or funding to continue as a going concern.

   Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of June 30, 2001, our accumulated deficit was approximately $4.0 billion. Our history of losses has caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Although our revenues grew significantly in 2000, our growth has not continued at the same rate in 2001. Our revenue growth has been affected by the increasingly uncertain economic conditions both generally and in our market. As a result of uncertainties in our business, we have experienced and expect to continue to experience difficulties in collecting outstanding receivables from our customers and attracting new customers. As a result, we expect to continue to experience losses, even if sales of our products and services continue to grow, and we may not generate sufficient revenues to achieve or sustain profitability or positive cash flows in the future. We recently reduced the size of our professional services team and, as a result, expect to rely more on independent third-party providers for customer services such as product installations and support. However, if third-parties do not provide the support our customers need, we may be required to hire subcontractors to provide these professional services. Increased use of subcontractors would harm our revenues and margins because it costs us more to hire subcontractors to perform these services than to provide the services ourselves. Although we have restructured our operations to reduce operating expenses, we will need to significantly increase our revenue to achieve profitability. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. In addition we may require additional financing, which might not be available on acceptable terms, if at all. Our auditors have included a paragraph in their report for the year ended December 31, 2000 indicating that substantial doubt exists as to our ability to continue as a going concern.

Our failure to complete our expected sales in any given quarter could dramatically harm our operating results because of the large size of typical orders.

   Our sales cycle is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which we have little or no control. Consequently, if sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of a typical order, a lost or delayed sale could result in revenues that are lower than expected. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur. This contributes to the uncertainty of our future operating results.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle.

   The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken 3 to 12 months in the United States and longer in foreign countries. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur. This contributes to fluctuations in our future operating results. Our sales cycle has required pre-purchase evaluation by a significant number of individuals in our customers' organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. In the event that the current economic downturn were to continue, the sales cycle for our products may become longer and we may require more resources to complete sales.

Difficulties in implementing our products could harm our revenues and margins.

   Forecasting our revenues depends upon the timing of implementation of our products and services. In most sales, we are involved in the installation of our products at the customer site. We generally recognize revenue from a customer sale when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, acceptance has occurred, the license fee is fixed and determinable and collection of the fee is probable. However, the timing of the commencement and completion of the installation process is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support or customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

We may incur non-cash charges resulting from acquisitions and equity issuances, which could harm our operating results.

   In connection with the issuance of warrants to purchase up to 725,000 shares of our common stock to Accenture in September 2000 and warrants to purchase up to 250,000 shares of our common stock to a customer in June 2001, as well as other equity rights we may issue, we are incurring substantial charges for stock-based compensation. Accordingly, significant increases in our stock price could result in substantial non-cash accounting charges and variations in our results of operations. Furthermore, we will continue to incur charges to reflect amortization and any impairment of goodwill and other intangible assets acquired in connection with our acquisition of Silknet in April 2000, and we may make other acquisitions or issue additional stock or other securities in the future that could result in further accounting charges. In particular, a new standard for accounting for goodwill acquired in a business combination has recently been adopted. This new standard, which we will adopt for 2002, requires recognition of goodwill as an asset but does not permit amortization of goodwill. Instead goodwill must be separately tested for impairment. As a result, our goodwill amortization charges will cease in 2002. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of any future acquisitions. Current and future accounting charges like these could delay our achievement of net income.

We have appointed an entirely new executive team, and the integration of these officers may interfere with our operations.

   As a result of the merger, most of Broadbase's executives have been appointed to corresponding positions with us, replacing most of our executive team. We appointed Chuck Bay as Chief Executive Officer and President, replacing James C. Wood and David B. Fowler, respectively, both of whom were appointed to their respective positions in January 2001. We also appointed Brett White as Chief Financial officer, replacing Art M. Rodriguez who was appointed in February 2001. In addition to Chuck Bay and Brett White, our current management team consists of Tom Doyle as Chief Operating Officer and Executive Vice President, Worldwide Sales, Nigel Donovan as Executive Vice President, Services, Fabio Angelillis as Executive Vice President, Engineering, Chris Maeda as Chief Technology Officer, Vicki Amon-Higa as Vice President, Organizational Development, and Bud Michael as Executive Vice President, Marketing, all of whom other than Mr. Donovan were employees and officers of Broadbase. The transitions of Mssrs. Bay, White and the other executive team have resulted and will continue to result in disruption to our ongoing operations. These transitions may materially harm the way that the market perceives us, which could cause a decline in the price of our common stock.

Our workforce reduction and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

   In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, Kana and Broadbase restructured their organizations in the first four months of 2001 with substantial reductions in their collective workforce. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations. In that case, their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

We may be unable to hire and retain the skilled personnel necessary to develop and grow our business.

   Recently, we restructured our organization and terminated a significant number of employees in the process. This reduction in force may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover and reduce our ability to meet the needs of our
current and future customers.   As a result of the reduction in force, we may
also need to increase our staff to support new customers and the expanding needs of our existing customers, without compromising the quality of our customer service. Although a number of technology companies have recently implemented lay-offs, there remains substantial competition for experienced personnel, particularly in the San Francisco Bay Area, where we are headquartered, due to the limited number of people available with the necessary technical skills. Because our stock price has recently suffered a significant decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. Further, our ability to hire and retain qualified personnel might be diminished as a result of the acquisition of Broadbase. Employees may experience uncertainty about their future role with us until post-merger personnel strategies are executed. Kana and Broadbase have different corporate cultures, and employees of either company may not want to work for us as a combined company. In addition, competitors may recruit employees during our integration of Broadbase, as is common in high technology mergers. If we are unable to retain personnel that are critical to the successful integration of the companies, we could face disruptions to operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide client service and execute our strategy would be negatively affected.

We may face difficulties in hiring and retaining qualified sales personnel to sell our products and services, which could impair our revenue growth.

   Our ability to increase revenues in the future depends considerably upon our success in recruiting, training and retaining additional direct sales personnel and the success of the direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. There is a shortage of sales personnel with the qualifications, and competition for qualified personnel is intense in our industry. Also, it may take a new salesperson a number of months to become a productive member of our sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated.

We rely on marketing, technology and distribution relationships for the sale of our products that may generally be terminated at any time, and if our current and future relationships are not successful, our growth might be limited.

   We rely on marketing and technology relationships with a variety of companies that, in part, generate leads for the sale of our products. These marketing and technology relationships include relationships with:

       .   system integrators and consulting firms;

       .   vendors of e-commerce and Internet software;

       . vendors of software designed for customer relationship management or for management of organizations' operational information;

       .   vendors of key technology and platforms; and

       .   demographic data providers.

   If we cannot maintain successful marketing and technology relationships or if we fail to enter into additional marketing and technology relationships, we could have difficulty expanding the sales of our products and our growth might be limited. While some of these companies do not resell or distribute our products, we believe that many of our direct sales are the result of leads generated by vendors of e-business and enterprise applications and we expect to continue relying heavily on sales from these relationships in future periods. Our marketing and technology relationships are generally not documented in writing, or are governed by agreements that can be terminated by either party with little or no prior notice. In addition, companies with which we have marketing, technology or distribution relationships may promote products of several different companies including those of our competitors. If these companies choose not to promote our products or if they develop, market or recommend software applications that compete with our products, our business will be harmed.

   In addition, we rely on distributors, value-added resellers, systems integrators, consultants and other third-party resellers to recommend our products and to install and support these products. Our recent reduction in the size of our professional services team increases our reliance on third parties for product installations and support. If the companies providing these services fail to implement our products successfully for our customers, we might be unable to complete implementation on the schedule required by the customers and we may have increased customer dissatisfaction or difficulty making future sales as a result. We might not be able to maintain these relationships and enter into additional relationships that will provide timely and cost-effective customer support and service. If we cannot maintain successful relationships with our indirect sales channel partners around the world, we might have difficulty expanding the sales of our products and our international growth could be limited.

We face substantial competition and may not be able to compete effectively.

   The market for our products and services is intensely competitive, evolving and subject to rapid technological change. In recent periods, some of our competitors reduced the prices of their products and services (substantially in certain cases) in order to obtain new customers. Competitive pressures could make it difficult for us to acquire and retain customers and could require us to reduce the price of our products. Our customers' requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. Changes in our products may also impact the ability of our sales force to sell effectively. In addition, changes in the perceived needs of customers for specific products, features and services may result in our products becoming uncompetitive. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

   Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition for our products from systems designed by in-house and third-party development efforts. We expect that these systems will continue to be a principal source of competition for the foreseeable future. Our competitors include a number of companies offering one or more products for the e-business communications and relationship management market, some of which compete directly with our products. For example, our competitors include companies providing stand-alone point solutions, including Annuncio, Inc., AskJeeves, Inc., Brightware, Inc., Digital Impact, Inc., eGain Communications Corp., E.piphany, Inc., Inference Corp., Marketfirst, Inc., Live Person, Inc., Avaya, Inc. and Responsys.com. In addition, we compete with companies providing traditional, client-server based customer management and communications solutions, such as Clarify Inc. (which was acquired by Northern Telecom), Alcatel, Cisco Systems, Inc., Lucent Technologies, Inc., Message Media, Inc., Oracle Corporation, Pivotal Corporation, Siebel Systems, Inc. and Vantive Corporation (which was acquired by PeopleSoft, Inc.).

   The level of competition we encounter may increase as a result of our acquisition of Broadbase. As we combine and enhance the Kana and Broadbase product lines to offer a more comprehensive e-Business software solution, we will increasingly compete with large, established providers of customer management and communication solutions such as Siebel Systems, Inc. as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

   Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. We may lose potential customers to competitors for various reasons, including the ability or willingness of competitors to offer lower prices and other incentives that we cannot match. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of recent industry consolidations, as well as future consolidations.

Our stock price has been highly volatile and has experienced a significant decline, and may continue to be volatile and decline.

   The trading price of our common stock has fluctuated widely in the past and is expected to continue to do so in the future, as a result of a number of factors, many of which are outside our control, such as:


       .   variations in our actual and anticipated operating results;

       .   changes in our earnings estimates by analysts;

       . the volatility inherent in stocks within the emerging sector within which we conduct business; and

       . the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants.

   The trading price of our common stock may decline as a result of our acquisition of Broadbase if, for example, we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or investors; or the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts or investors

   In addition, the stock market, particularly the Nasdaq National Market, has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Since our common stock began trading publicly in September 1999, our common stock reached a high of $175.50 per share and traded as low as $0.50 per share through August 9, 2001. The last reported sales price of our shares on August 9, 2001 was $1.33 per share.

Our business depends on the acceptance of our products and services, and it is uncertain whether the market will accept our products and services.

   Our ability to achieve increased revenue depends on overall demand for e-Business software and related services, and in particular for customer-focused applications. We expect that our future growth will depend significantly on revenue from licenses of our e-business applications and related services. There are significant risks inherent in introducing Internet-based systems applications. Market acceptance of these products will depend on the growth of the market for e-business solutions. This growth might not occur. Moreover, our target customers might not widely adopt and deploy our products and services. Our future financial performance will depend on the successful development, introduction and customer acceptance of new and enhanced versions of our products and services. In the future, we may not be successful in marketing our products and services, including any new or enhanced products.

   The effectiveness of our products depends in part on the widespread adoption and use of these products by customer support personnel. Some of our customers who have made initial purchases of this software have deferred or suspended implementation of these products due to slower than expected rates of internal adoption by customer support personnel. If more customers decide to defer or suspend implementation of these products in the future, our ability to increase our revenue from these customers through additional licenses or maintenance agreements will also be impaired, and our financial position could be seriously harmed.

A failure to manage our internal operating and financial functions could lead to inefficiencies in conducting our business and subject us to increased expenses.

   Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. We have limited experience in managing rapid growth. We have experienced a period of growth in connection with the mergers we have completed that has placed a significant strain on our managerial, financial and personnel resources. For example, as a result of our merger with Broadbase in June 2001, we increased our total number of full-time employees by approximately 400 people. Our business will suffer if we fail to manage this growth successfully or to assimilate substantially all of Broadbase's operations into our operations. Any additional growth will further strain our management, financial, personnel, internal training and other resources. To manage any future growth effectively, we must improve our financial and accounting systems, controls, reporting systems and procedures, integrate new personnel and manage expanded operations. Any failure to do so could negatively affect the quality of our products, our ability to respond to our customers and retain key personnel, and our business in general.

We depend on increased business from new customers, and if we fail to grow our customer base or generate repeat business, our operating results could be harmed.

   Our business model generally depends on the sale of our products to new customers as well as on expanded use of our products within our customers' organizations. If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These customers may not purchase additional licenses to expand their use of our products. If these customers do not successfully develop and deploy initial applications based on our products, they may choose not to purchase deployment licenses or additional development licenses.

   In addition, as we introduce new versions of our products or new products, our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future services revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. Further, some of our customers are Internet- based companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current economic slowdown. If customers were unable to pay for their current products or are unwilling to purchase additional products, our revenues would decline.

If we fail to respond to changing customer preferences in our market, demand for our products and our ability to enhance our revenues will suffer.

   If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we might be unable to attract new customers. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We might not be successful in marketing and supporting recently released versions of our products, or developing and marketing other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they might not achieve market acceptance. We have in the past experienced delays in releasing new products and product enhancements and could experience similar delays in the future. These delays or problems in the installation or implementation of our new releases could cause customers to forego purchases of our products.

Our failure to manage multiple technologies and technological change could reduce demand for our products.

   Rapidly changing technology and operating systems, changes in customer requirements, and evolving industry standards might impede market acceptance of our products. Our products are designed based upon currently prevailing technology to work on a variety of hardware and software platforms used by our customers. However, our software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments and other systems that our customers use. If new technologies emerge that are incompatible with our products, or if competing products emerge that are based on new technologies or new industry standards and that perform better or cost less than our products, our key products could become obsolete and our existing and potential customers could seek alternatives to our products. We must constantly modify and improve our products to keep pace with changes made to these platforms and to database systems and other back-office applications and Internet-related applications. For example, our analytics products were designed to work with databases such as Oracle and Microsoft SQL Server. Any changes to those databases, or increasing popularity of other databases, could require us to modify our analytics products, and could cause us to delay releasing future products and enhancements. Furthermore, software adapters are necessary to integrate our analytics products with other systems and data sources used by our customers. We must develop and update these adapters to reflect changes to these systems and data sources in order to maintain the functionality provided by our products. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, databases, customer relationship management software, web servers and other enterprise and Internet-based applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase and deployment of our analytics products. If we fail to modify or improve our products in response to evolving industry standards, our products could rapidly become obsolete.

Failure to successfully develop versions and updates of our products that run on the operating systems used by our current and prospective customers could reduce our sales.

   Many of our products currently run only on the Windows NT operating system. Any change to our customers' operating systems could require us to modify our products and could cause us to delay product releases. In addition, any decline in the market acceptance of the Windows NT operating system may force us to ensure that all of our products and services are compatible with other operating systems to meet the demands of our customers. If potential customers do not want to use the Windows NT operating system, we will need to develop more products that run on other operating systems such as Windows 2000, the successor to Windows NT, or any of the UNIX based systems. If we cannot successfully develop these products in response to customer demands, our business could suffer. The development of new products in response to these risks would require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternative products.

Failure to license necessary third party software incorporated in our products could cause delays or reductions in our sales.

   We license third party software that we incorporate into our products. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology would be difficult to replace. The loss of any such license could result in delays or reductions of our applications until we identify, license and integrate or develop equivalent software. If we are required to enter into license agreements with third parties for replacement technology, we could be subject to higher royalty payments and a loss of product differentiation. In the future, we might need to license other software to enhance our products and meet evolving customer needs. If we are unable to do this, we could experience reduced demand for our products.

Delays in the development of new products or enhancements to existing products would hurt our sales and damage our reputation.

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

We may face increased costs or customer disputes as a result of our recent decision to eliminate our Kana Online service.

   We recently eliminated our Kana Online service and as a result, we may face customer dissatisfaction, negative publicity, and legal action by customers resulting from the lack of availability of the Kana Online service. Kana Online customer agreements generally contain provisions designed to limit our exposure to potential claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, Kana Online customer agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages. However, any claim by a Kana Online customer, whether or not successful, could harm our business by increasing our costs, damaging our reputation and distracting our management. In addition, we may face additional costs resulting from the termination of the Kana Online service including costs related to the termination of employees, the disposition of hardware and the termination of our service contracts related to the Kana Online service.

Our pending patents may never be issued and, even if issued, may provide little protection.

   Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We regard the protection of patentable inventions as important to our future opportunities. We currently have one issued U.S. patent and multiple U.S. patent applications pending relating to our software. Although we have filed international patent applications corresponding to some of our U.S. patent applications, none of our technology is patented outside of the United States. It is possible that:

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

We rely upon trademarks, copyrights and trade secrets to protect our proprietary rights, which may not be sufficient to protect our intellectual property.

   We also rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. In the United States, we currently have a registered trademark, "Kana," and several pending trademark applications. Outside of the United States, we have trademark registrations and pending applications in the European Union, Australia, Canada, India, Japan, South Korea and Taiwan. However, despite the precautions that we have taken:

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

We may become involved in litigation over proprietary rights, which could be costly and time consuming.

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

We may face higher costs and lost sales if our software contains errors.

   We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the mission- critical nature of our products and services, errors are of particular concern. In the past, we have discovered software errors in some of our products after their introduction. We have only a few "beta" customers that test new features and functionality of our software before we make these features and functionalities generally available to our customers. If we are not able to detect and correct errors in our products or releases before commencing commercial shipments, Kana could divert the attention of management and key personnel, could be expensive to defend and could result in adverse settlements and judgments.

       . loss of or delay in revenues expected from the new product and an immediate and significant loss of market share;

       . loss of existing customers that upgrade to the new product and of new customers;

       .   failure to achieve market acceptance;

       .   diversion of development resources;

       .   injury to our reputation;

       .   increased service and warranty costs;

       .   legal actions by customers; and

       .   increased insurance costs.

We may face liability claims that could result in unexpected costs and damages to our reputation.

   Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages. However, all domestic and international jurisdictions may not enforce these contractual limitations on liability. We may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers' internal systems. A product liability claim could divert the attention of management and key personnel, could be expensive to defend and could result in adverse settlements and judgments.

   In April 2001, Office Depot, Inc. filed a complaint against Kana claiming that Kana has breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to Kana, attorneys' fees and costs. The litigation is currently in its early stages and we have not received material information or documentation. We intend to defend this claim vigorously and do not expect it to materially impact our results from operations. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact due to defense costs, diversion of management resources and other factors.

Our international operations could divert management attention and present financial issues.

   Our international operations are located throughout Europe, Australia, and Asia, and, to date, have been limited. We may expand our existing international operations and establish additional facilities in other parts of the world. We may face difficulties in accomplishing this expansion, including finding adequate staffing and management resources for our international operations.
The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. In addition, in order to expand our international sales operations, we will need to, among other things

       . expand our international sales channel management and support organizations;

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

Our growth could be limited if we fail to execute our plan to expand internationally.

   Sales outside North America represented 16% of our total revenues in 2000 and 15% of our total revenues in the first six months of 2001. As a result of our acquisition of Broadbase, we expect sales outside North America to increase as a percentage of total revenues. We have established offices in the United Kingdom, Australia, Germany, Japan, Holland, France, Spain, Sweden, Singapore and South Korea. As a result, we face risks from doing business on an international basis, any of which could impair our international revenues. Our products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate. We have limited experience in localizing our products and in testing whether these localized products will be accepted in the targeted countries. Our localization efforts may not be successful. In addition, we could, in the future, encounter greater difficulty with collecting accounts receivable, longer sales cycles and collection periods or seasonal reductions in business activity. In addition, our international operations could cause our average tax rate to increase. Any of these events could harm our international sales and results of operations.

International laws and regulations may expose us to potential costs and litigation.

   Our international operations increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business. The European Union has enacted our own privacy regulations that may result in limits on the collection and use of certain user information, which, if applied to the sale of our products and services, could negatively impact our results of operations.

We may suffer foreign exchange rate losses.

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

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing could affect our ability to maintain current operations and pursue future growth.

   We expect our cash and cash equivalents and short term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We expect to continue to experience negative cash flows through the remainder of 2001, achieving positive cash flows from operations in the first quarter of 2002 and overall positive cash flows in the second quarter of 2002. Specifically, we currently expect that cash and cash equivalents could reach approximately $30 to $40 million by the end of 2001, and could be
slightly lower during the first half of 2002.   We are evaluating various
initiatives to improve our cash position, including raising additional funds to finance our business, implementing further restrictions on spending, negotiating the early release of certain restricted cash, the early payment of certain large receivables, and delayed payment of certain large payables. If we are not successful in negotiating early release of certain restricted cash, we expect our restricted cash balances to increase over the short term. Additional financing may not be available on terms that are acceptable to us, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. With the decline in our stock price, any such financing is likely to be dilutive to existing stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

We have completed a number of mergers, and those mergers may result in disruptions to our business and management due to difficulties in assimilating personnel and operations.

   We may not realize the benefits from the significant mergers we have completed. In August 1999, we acquired Connectify, in December 1999, we acquired netDialog and Business Evolution, and in April 2000, we acquired Silknet. In June 2001, we completed our merger with Broadbase. Similarly, prior to its acquisition by us, Broadbase also acquired several companies, including Rubric, Servicesoft, Decisionism and Panopticon. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. This is particularly difficult with Business Evolution, Servicesoft and Silknet, since their operations are located on the east coast and we are headquartered on the West coast. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, that they do not want to work for us. In addition, products of these companies will have to be integrated into our products, and it is uncertain whether we may accomplish this easily or at all.

   The integration of acquired companies has been and will continue to be a complex, time consuming and expensive process and might disrupt our business if not completed efficiently or in a timely manner. We must demonstrate to customers and suppliers that these recent acquisitions will not result in adverse changes in customer service standards, or dilution of or distraction to our business focus. The difficulties of integrating other businesses could be greater than we anticipate, and could disrupt our ongoing business, disrupt our management and employees and increase our expenses. Acquisitions are inherently risky and we may also face unexpected costs, which may adversely affect operating results in any quarter.

If we do not successfully integrate the operations of Broadbase in a timely manner, we may not achieve the benefits we expect from that merger.

   The integration of Broadbase into our business will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. In addition, we must integrate Broadbase's product development operations, products and technologies with our own. We may encounter substantial difficulties, costs and delays involved in integrating Broadbase's operations into our own, including:

       . potential conflicts in distribution, marketing or other important relationships;

       . difficulties in coordinating different development and engineering teams;

       .   potential incompatibility of business cultures;

       .   perceived adverse changes in business focus; and

       . the loss of key employees and diversion of the attention of management from other ongoing business concerns.

   The merger may also have the effect of disrupting customer relationships.
Our customers may not continue their current buying patterns. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of Broadbase's products and services with ours, and our future product and service strategy. Also, because of the broader product and service offering that we will now offer as a result of the merger, some of our customers may view us as more of a direct competitor than they did Kana or Broadbase as independent companies, and may therefore cancel or fail to place additional orders.

   Integration may take longer than expected, and we may be required to expend more resources on integration than anticipated. The need to expend additional resources on integration would reduce the resources that would otherwise be spent on developing our products and technologies. If we cannot successfully integrate Broadbase's operations, products and technologies with our own, or if this integration takes longer than anticipated, we may not be able to operate efficiently or realize the expected benefits of the merger. In addition, failure to complete the integration successfully could result in the loss of key personnel and customers.

To achieve the anticipated benefits of the Broadbase acquisition, we must develop and introduce new products that use the assets of both companies.

   We expect to develop and introduce new products, and enhanced versions of our currently existing analytic and eCRM products, that interoperate as a single platform. The timely development and introduction of new products and versions that work effectively together and allow customers to achieve the benefits of a broader product offering presents significant technological, market and other obstacles in addition to the risks inherent in the development and introduction of new products. For example, our products have historically operated on a variety of operating platforms, including UNIX and Windows NT, while most of Broadbase's products have historically operated only on Windows NT. This may create integration issues between the technologies and challenges in selling the combined product line. We may not be able to overcome these obstacles. In addition, because our market is characterized by rapidly shifting customer requirements, we may not be able to assess these requirements accurately, or our joint products may not sufficiently satisfy these requirements or achieve market acceptance. Further, the introduction of these anticipated new products and versions may result in longer sales cycles and product implementations, which may cause revenue and operating income to fluctuate and fail to meet expectations.

   In addition, we intend to offer our current products to Broadbase customers, and Broadbase's current products to our existing customers. The customers of either company may not have an interest in the other company's products and services. The failure of cross-marketing efforts would diminish our ability to achieve the benefits of the merger.

The role of acquisitions in our future growth may be limited, which could seriously harm our continued operations.

   In the past, acquisitions have been an important part of the growth strategy for us. To gain access to key technologies, new products and broader customer bases, we have acquired companies in exchange for shares of our common stock. Because the recent trading prices of our common stock have been significantly lower than in the past, the role of acquisitions in our growth may be substantially limited. If we are unable to acquire companies in exchange for our common stock, we may not have access to new customers, needed technological advances or new products and enhancements to existing products. This would substantially impair our ability to respond to market opportunities.

If we acquire additional companies, products or technologies, we may face risks similar to those faced in our other mergers.

   If we are presented with appropriate opportunities, we intend to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to our other mergers. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders or us. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

We have adopted anti-takeover defenses that could delay or prevent an acquisition of the company.

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

   Our certificate of incorporation, bylaws and equity compensation plans include provisions that may deter an unsolicited offer to purchase us. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving us. Furthermore, our board of directors is divided into three classes, only one of which is elected each year. Directors are removable by the affirmative vote of at least 66 2/3% of all classes of voting stock. These factors may further delay or prevent a change of control of us.

Failure to comply with Nasdaq's listing standards could result in our delisting by Nasdaq from the Nasdaq National Market and severely limit the ability to sell any of our common stock.

   Our stock is currently traded on the Nasdaq National Market. Under Nasdaq's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq will notify us that it may be delisted from the Nasdaq National Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by Nasdaq, Nasdaq may delist our common stock from trading on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. If our stock were delisted, your ability to sell any of our common stock at all would be severely, if not completely, limited. Since our common stock began trading publicly in September 1999, our common stock reached a high of $175.50 per share and traded as low as $0.50 per share through July 2001. The last reported sales price of our shares on August 9, 2001 was $1.33 per share.

If the Internet and web-based communications fail to grow and be accepted as media of communication, demand for our products and services will decline.

   We sell our products and services primarily to organizations that receive large volumes of e-mail and web-based communications. Many of our customers have business models that are based on the continued growth of the Internet. Consequently, our future revenues and profits, if any, substantially depend upon the continued acceptance and use of the Internet and e-mail, which are evolving as media of communication. Rapid growth in the use of the Internet and e-mail is a recent phenomenon and may not continue. As a result, a broad base of enterprises that use e-mail as a primary means of communication may not develop or be maintained. In addition, the market may not accept recently introduced products and services that process e-mail, including our products and services. Moreover, companies that have already invested significant resources in other methods of communications with customers, such as call centers, may be reluctant to adopt a new strategy that may limit or compete with their existing investments.

   Consumers and businesses might reject the Internet as a viable commercial medium, or be slow to adopt it, for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, concerns about the security of transactions and confidential information and insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Interest to lose our viability as a commercial medium. If these or any other factors cause use of the Internet for business to decline or develop more slowly than expected, demand for our products and services will be reduced. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we might incur substantial expenses adapting our products to changing or emerging technologies.

Future regulation of the Internet may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

   State, federal and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business online. These laws and regulations could discourage communication by e-mail or other web-based communications, particularly targeted e-mail of the type facilitated by our Connect product, which could reduce demand for our products and services.

   The growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that may inhibit the use of Internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet, particularly as it relates to online communication, could decrease demand for our products and services and increase our costs of doing business, or otherwise harm our business. Any new legislation or regulations, application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or application of existing laws and regulations to the Internet and other online services could increase our costs and harm our growth.

Regulation of the collection and use of personal data could reduce demand for our Broadbase products.

   Many of our Broadbase products connect to and analyze data from various applications, including Internet applications, that enable businesses to capture and use information about their customers. Government regulation that limits Broadbase's customers' use of this information could reduce the demand for Broadbase's products. A number of jurisdictions have adopted, or are considering adopting, laws that restrict the use of customer information from Internet applications. The European Union has required that its member states adopt legislation that imposes restrictions on the collection and use of personal data, and that limits the transfer of personally-identifiable data to countries that do not impose equivalent restrictions. In the United States, the Childrens Online Privacy Protection Act was enacted in October 1998. This legislation directs the Federal Trade Commission to regulate the collection of data from children on commercial websites. In addition, the Federal Trade Commission has begun investigations into the privacy practices of businesses that collect information on the Internet. These and other privacy-related initiatives could reduce demand for some of the Internet applications with which our Broadbase products operate, and could restrict the use of these products in some e-commerce applications. This could reduce demand for some Broadbase products.

The imposition of sales and other taxes on products sold by our customers over the Internet could have a negative effect on online commerce and the demand for our products and services.

   The imposition of new sales or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products and services. Recent federal legislation limits the imposition of state and local taxes on Internet-related sales. Congress may choose not to renew this legislation in 2001, in which case state and local governments would be free to impose taxes on electronically purchased goods. We believe that most companies that sell products over the Internet do not currently collect sales or other taxes on shipments of their products into states or foreign countries where they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce. A successful assertion by one or more states or foreign countries that companies that engage in e-commerce should collect sales or other taxes on the sale of their products over the Internet, even though not physically in the state or country, could indirectly reduce demand for our products.

Privacy concerns relating to the Internet are increasing, which could result in legislation that negatively affects our business, in reduced sales of our products, or both.

   Businesses using our products capture information regarding their customers when those customers contact them on-line with customer service inquiries. Privacy concerns could cause visitors to resist providing the personal data necessary to allow our customers to use our software products most effectively. More importantly, even the perception of privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting certain Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. While we are not aware of any such legislation or regulatory requirements currently in effect in the United States, other countries and political entities, such as the European Union, have adopted such legislation or regulatory requirements and the United States may do so as well. If consumer privacy concerns are not adequately addressed, our business could be harmed.

Our security could be breached, which could damage our reputation and deter customers from using our services.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At June 30, 2001, our portfolio included money market funds, commercial paper, municipal bonds, government agency bonds, and corporate bonds. The diversity of the portfolio helps us to achieve our investment objective. At June 30, 2001, the weighted average maturity of our portfolio was 102 days.

   We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2001, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

   We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. Generally, our sales are made in local currency. At June 30, 2001 and December 31, 2000, our primary net foreign currency market exposures were in Japanese yen, Euros and British pounds. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

   Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. In 2000 and 1999, these fluctuations have not been material to our operating results.

Part II: Other Information


Item 1. Legal Proceedings.

   Kana Software, Inc. and Michael J. McCloskey and Joseph D. McCarthy and variously Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC and Wit Capital Corp. have been named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a class of plaintiffs who purchased our stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints alleged that the underwriter defendants engaged in a scheme concerning sales of our securities in the initial public offering and in the aftermarket. These cases are stayed pending selection of lead counsel for the plaintiff class. Although we are in the early stages of analyzing the claims alleged against us and the individual defendants, we believe that we have good and valid defenses to these claims. We intend to defend the action vigorously.

   On April 24, 2001, Office Depot, Inc. ("Office Depot") filed a complaint against Kana in the Circuit Court for the 15th District of the State of Florida claiming that Kana has breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to Kana, attorneys' fees and costs. The litigation is currently in its early stages and we have not received material information or documentation. Kana intends to defend itself from this claim vigorously and does not expect it to materially impact our results from operations. Kana is not currently a party to any other material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on June 18, 2001 to act on the following matters:

1. To approve the issuance of common stock pursuant to the merger agreement among Kana Communications, Inc., Broadbase Software, Inc., and Arrow Acquisition Corp. The votes cast for and against this action were 40,042,220 and 185,587, respectively, with 56,388 votes abstaining and 54,287,178 broker non-votes.

2. To approve an amendment to our second amended and restated certificate of incorporation to change our name to "Kana Software, Inc." The votes cast for and against this action were 76,853,843 and 288,948, respectively, with 258,243 votes abstaining and 17,170,339 broker non-votes.

3. To approve an amendment to the Kana 1999 Stock Incentive Plan to increase the plan by an additional 15,000,000 shares and to increase the limitation on the maximum number of shares by which the share reserve under the plan is to increase each year pursuant to the automatic share increase provisions of the plan from 6,000,000 to 10,000,000 shares. The votes cast for and against this action were 33,294,915 and 6,604,269, respectively, with 385,011 votes abstaining and 54,287,178 broker non-votes.

4. To approve an amendment and restatement of the Kana 1999 Employee Stock Purchase Plan to:

           . increase the number of shares of common stock issuable under the 1999 Employee Stock Purchase Plan by an additional 10,000,000 shares of common stock, from 2,122,507 shares to 12,122,507 shares;

           . increase the limit on the maximum number of shares by which the share reserve under the 1999 Employee Stock Purchase Plan may automatically increase each calendar year from 666,666 shares to 4,000,000 shares, effective for all calendar years after the 2001 calendar year; and

           . revise certain provisions of the plan document in order to facilitate administration of the 1999 Employee Stock Purchase Plan.

     The votes cast for and against this action were 34,290,864 and 5,595,226, respectively, with 398,105 votes abstaining and 54,287,178 broker non-votes.

5. To elect two directors to serve for a three-year term ending in 2004 and until their successors are duly elected and qualified. The votes cast for and withheld from Robert W. Frick were 77,023,150 and 377,884, respectively. The votes cast for and withheld from Kevin Harvey were 77,101,487 and 299,547, respectively.

Based on the voting results, each of these actions was approved and the nominated directors were elected to the board.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Reports on Form 8-K:

              On April 12, we filed a report on Form 8-K, Item 5 regarding the acquisition of Broadbase Software, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 14, 2001                Kana Software, Inc.



                               /s/  Chuck Bay
                               --------------------------------
                               Chuck Bay
                               Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

                               /s/  Brett White
                               --------------------------------
                               Brett White
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)