Form 10-Q
period 2001-09-30
KANA SOFTWARE INC
filed 2001-11-14
CIK 1089907

[ TABLE OF CONTENTS]

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File number 000-27163

KANA Software, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

181 Constitution Drive
Menlo Park, California 94025
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code: (650) 614-8300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO o

On October 30, 2001, approximately 182,316,634 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

[RETURN TO TABLE OF CONTENTS]

KANA Software, Inc.
Form 10-Q
Quarter Ended September 30, 2001

Part I: Financial Information

Item 1: Financial Statements

KANA SOFTWARE, INC.
 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2001	December 31, 2000
ASSETS

Current assets:
Cash and cash equivalents	$21,438	$76,202
Short-term investments	30,489	297
Accounts receivable, net	19,223	43,393
Prepaid expenses and other current assets	10,670	14,866

Total current assets	81,820	134,758

Restricted cash	11,018	—
Property and equipment, net	15,778	40,095
Goodwill and identifiable intangibles, net	80,464	800,000
Other assets	4,977	5,271

Total assets	$194,057	$980,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Current portion of notes payable	$1,463	$1,456
Accounts payable	16,078	17,980
Accrued liabilities	32,256	35,846
Accrued restructuring and merger costs	28,349	—
Deferred revenue	24,106	25,242

Total current liabilities	102,252	80,524
Accrued restructuring, less current portion	18,027	—
Notes payable, less current portion	300	148

Total liabilities	120,579	80,672

Stockholders' equity:
Common stock	182	94
Additional paid-in capital	4,222,571	4,130,231
Deferred stock-based compensation	(24,914)	(21,639)
Notes receivable from stockholders	(798)	(5,367)
Accumulated other comprehensive loss	(1,343)	(377)
Accumulated deficit	(4,122,220)	(3,203,490)

Total stockholders' equity	73,478	899,452

Total liabilities and stockholders' equity	$194,057	$980,124

See accompanying notes to unaudited condensed consolidated financial statements.

3
[RETURN TO TABLE OF CONTENTS]

KANA SOFTWARE, INC
 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues:
License	$2,891	$23,730	$24,335	$46,633
Service	14,507	15,312	37,705	26,097

Total revenues	17,398	39,042	62,040	72,730

Cost of revenues:
License	503	918	1,789	1,719
Service (excluding stock-based compensation of $311, $655, $1,019 and $2,345, respectively)	20,224	14,824	43,047	27,675

Total cost of revenues	20,727	15,742	44,836	29,394

Gross profit (loss)	(3,329)	23,300	17,204	43,336

Operating expenses:
Sales and marketing (excluding stock-based compensation of $1,653, $2,250, $5,117 and $5,175, respectively)	19,205	25,749	59,528	58,297
Research and development (excluding stock-based compensation of $1,542, $658, $2,254 and $2,357, respectively)	10,236	12,993	29,458	29,291
General and administrative (excluding stock-based compensation of $671, $227, $2,149 and $826, respectively)	9,500	6,347	18,091	11,929
Restructuring costs	32,081	—	86,338	—
Merger and transition related costs	4,841	—	11,517	6,564
Amortization of deferred stock-based compensation	4,177	3,790	10,539	10,703
Amortization of goodwill and identifiable intangibles	13,551	312,865	114,133	559,908
Goodwill impairment	—	—	603,446	—
In process research and development	—	—	—	6,900

Total operating expenses	93,591	361,744	933,050	683,592

Operating loss	(96,920)	(338,444)	(915,846)	(640,256)
Other income, net	858	2,039	908	3,930

Loss from continuing operations	(96,062)	(336,405)	(914,938)	(636,326)
Discontinued operation:
Income (loss) from operations of discontinued operation	—	71	(125)	603
Loss on disposal, including provision of $1.1 million for operating losses during phase-out period	—	—	(3,667)	—

Net loss	$(96,062)	$(336,334)	$(918,730)	$(635,723)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.53)	$(3.81)	$(7.55)	$(7.58)

Income (loss) from discontinued operation	$—	$—	$(0.03)	$0.01

Net loss	$(0.53)	$ (3.81)	$(7.58)	$(7.57)

Shares used in computing basic and diluted net loss per share	180,376	88,388	121,143	83,949

See accompanying notes to unaudited condensed consolidated financial statements.

4
[RETURN TO TABLE OF CONTENTS]

KANA SOFTWARE, INC
 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(918,730)	$(635,723)
Adjustments to reconcile net loss to net cash used operating activities:
Depreciation	8,117	5,869
Other non-cash charges	755,764	577,511
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	38,149	(23,877)
Prepaid and other current assets	9,043	(9,552)
Other assets	(830)	—
Accounts payable and accrued liabilities	1,397	4,701
Accrued restructuring and merger	20,053	—
Deferred revenue	(9,794)	16,584
Other liabilities	(233)	—

Net cash used in operating activities	(97,064)	(64,487)

Cash flows from investing activities:

Sales of short-term investments, net	24,752	32,128
Property and equipment purchases	(11,121)	(23,782)
Acquisitions, net of cash acquired	33,556	27,165
Restricted cash	(7,800)	—

Net cash provided by investing activities	39,387	35,511

Cash flows from financing activities:
Payments on notes payable	(287)	(3,093)
Proceeds from issuance of common stock and warrants	1,486	124,794
Payments on stockholders' notes receivable	2,677	699

Net cash provided by financing activities	3,876	122,400
Effect of exchange rate changes on cash and cash equivalents	(963)	766

Net increase (decrease) in cash and cash equivalents	(54,764)	94,190
Cash and cash equivalents at beginning of period	76,202	18,695

Cash and cash equivalents at end of period	$21,438	$112,885

Supplemental disclosure of cash flow information and noncash activities:
Cash paid during the year for interest	$117	$225

Issuance of common stock and assumption of options
and warrants related to acquisitions	$94,064	$—

Issuance of warrants and common stock to non-employees	$1,305	$15,800

See accompanying notes to unaudited condensed consolidated financial statements.

5
[RETURN TO TABLE OF CONTENTS]

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a consolidated net loss of approximately $919 million for the nine months ended September 30, 2001. Included in the aggregate net loss is an impairment charge to reduce goodwill of approximately $603 million recorded in the first quarter of the year.

The Company is evaluating various initiatives to improve its cash position, including raising additional funds to finance its business, implementing further restrictions on spending, negotiating the early release of certain restricted cash, and other cash flow initiatives. Additional financing may not be available on terms that are acceptable to the Company, especially in the uncertain market climate, and the Company may not be successful in implementing or negotiating such other arrangements to improve its cash position. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of its current stockholders. Any such financing will be dilutive to existing stockholders. If adequate funds are not available on acceptable terms, the Company's ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

6
[RETURN TO TABLE OF CONTENTS]

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:	(in thousands, except per share amounts)
Loss from continuing operations	$(96,062)	$(336,405)	$(914,938)	$(636,326)

Denominator:
Weighted-average shares of common stock outstanding	180,975	93,420	122,849	89,729
Less weighted-average shares subject to repurchase	599	5,032	1,706	5,780

Denominator for basic and diluted calculation	180,376	88,388	121,143	83,949

Basic and diluted net loss per share	$(0.53)	$(3.81)	$(7.55)	$(7.58)

All warrants, outstanding stock options and shares subject to repurchase by KANA have been excluded from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

	Nine Months Ended September 30,
	2001	2000
Stock options and warrants	44,182	21,875
Common stock subject to repurchase	501	4,690

	44,683	26,565

The weighted average exercise price of stock options and warrants outstanding was $14.71 and $57.71 as of September 30, 2001 and 2000, respectively.

Note 4. Comprehensive Loss

Comprehensive loss comprises the net loss and foreign currency translation adjustments. Comprehensive loss was $96.3 million and $335.3 million for the three months ended September 30, 2001 and 2000, respectively. Comprehensive loss was $915.9 million and $634.7 million for the nine months ended September 30, 2001 and 2000, respectively.

Note 5. Stock-Based Compensation

In June 2001, the Company entered into an agreement to issue to a customer a fully vested and exercisable warrant to purchase up to 250,000 shares of common stock pursuant to a warrant purchase agreement. The Company has recorded deferred stock-based compensation of $330,000 for the warrant using the Black-Scholes model. This amount is being amortized as service is rendered as a reduction to revenue.

In September 2000, the Company issued to Accenture 400,000 shares of common stock and a warrant to purchase up to 725,000 shares of common stock pursuant to a stock and warrant purchase agreement in connection with its global strategic alliance. The shares of the common stock issued were fully vested and the Company has recorded a charge of approximately $14.8 million which is being amortized over the four-year term of the agreement. The portion of the warrant to purchase 125,000 shares of common stock is fully vested with the remainder becoming vested upon the achievement of certain performance goals. The vested warrants were valued using the Black-Scholes model resulting in a charge of $1.0 million which is being amortized over the four-year term of the agreement. The Company will incur a charge to stock-based compensation for the unvested portion of the warrant when performance goals are achieved. As of September 30, 2001, 430,000 shares of common stock under the warrant which are unvested had a fair value of approximately $18,600 based upon the fair market value of the Company's common stock at such date.

7
[RETURN TO TABLE OF CONTENTS]

In September, 2001, the Company issued to Accenture a warrant to purchase up to 1,500,000 shares of common stock pursuant to a warrant purchase agreement in connection with its global strategic alliance. The warrant is fully vested and exercisable as of September 2001. The warrants were valued using the Black-Scholes model resulting in a charge of approximately $946,000 which is being amortized over the four-year term of the agreement.

In September 8, 2001, the Company issued to a customer a warrant to purchase up to 50,000 shares of common stock pursuant to a warrant purchase agreement. The warrant fully vests in September 2006 and has a provision for acceleration of vesting 12,500 shares annually over four years if certain marketing criteria are met by the customer. The warrants were valued using the Black-Scholes model resulting in a charge of approximately $29,000 which is being amortized over the five-year term of the agreement.

Note 6. Legal Proceedings

The Company's underwriters, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Capital Corp as well as the Company and certain current and former officers have been named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a class of plaintiffs who purchased the Company's stock between September 21, 1999 and December 6, 2000 in connection with the Company's initial public offering. Specifically, the complaints alleged that the underwriter defendants engaged in a scheme concerning sales of KANA's securities in the initial public offering and in the aftermarket. These cases are stayed pending selection of lead counsel for the plaintiff class. Although the Company is in the early stages of analyzing the claims alleged against KANA and the individual defendants, the Company believes that it has good and valid defenses to these claims. The Company intends to defend the action vigorously.

On April 24, 2001, Office Depot, Inc. ("Office Depot") filed a complaint against KANA in the Circuit Court for the 15th District of the State of Florida claiming that KANA has breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to KANA, attorneys' fees and costs. The litigation is currently in its early stages and the Company has not received material information or documentation. KANA intends to defend itself from this claim vigorously and does not expect it to materially impact its results from operations.

KANA is not currently a party to any other material legal proceedings.

Note 7. Restructuring costs

For the three and nine months ended September 30, 2001, the Company incurred restructuring charges of approximately $32.1 million and $86.3 million, respectively, related to the reductions in its workforce and costs associated with certain excess leased facilities and asset impairments.

For the three and nine months ended September 30, 2001, the Company recorded charges of $1.9 million and $18.9 million, respectively, for the assets disposed of or removed from operations. Assets disposed of or removed from operations consisted primarily of leasehold improvements, computer equipment and related software, office equipment, and furniture and fixtures.

For the three and nine months ended September 30, 2001, the Company recorded charges of $6.0 million and $23.6 million, respectively, for severance, benefits and related costs due to the reduction in workforce. For the nine months ended September 30, 2001, the Company reduced its workforce by approximately 1,210 people, or 74% of our employee base. All functional areas have been affected by the reductions.

For the three and nine months ended September 30, 2001, the Company recorded charges of $24.2 million and $43.8 million, respectively, due to the Company's decision to exit and reduce some facilities. The estimated facility costs are based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through February 2011 unless the Company negotiates to exit the leases at an earlier date.

8
[RETURN TO TABLE OF CONTENTS]

For the nine months ended September 30, 2001, of the $86.3 million charge, $26.2 million relates to non-cash charges, cash payments totaled $29.6 million and $30.5 million in restructuring liabilities remain at September 30, 2001. The restructuring liability is included on the balance sheet in accrued restructuring and merger costs.

Note 8. Goodwill impairment

The Company has performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. The assessment was performed primarily due to the significant sustained decline in the Company's stock price since the valuation date of the shares issued in the Silknet acquisition resulting in the Company's net book value of its assets prior to the impairment charge significantly exceeding the Company's market capitalization, the overall decline in the industry growth rates, and the Company's lower than projected operating results. As a result, the Company recorded an impairment charge of approximately $603 million to reduce goodwill in the quarter ended March 31, 2001. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date. The remaining goodwill balance, excluding negative goodwill, of approximately $82.4 million as of September 30, 2001 is being amortized over its remaining useful life.

Note 9. Segment Information

The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company's long-lived assets are primarily in the United States. Geographic information on revenue for the three months and nine months ended September 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
United States	$14,930	$33,526	$52,806	$63,195
International	2,468	5,516	9,234	9,535

	$17,398	$39,042	$62,040	$72,730

During the three and nine months ended September 30, 2001, no customer represented more than 10% of total revenues.

Note 10. Notes Payable and Commitments

The Company has a line of credit providing for borrowings of up to $5.0 million as of September 30, 2001 to be used for qualified equipment purchases or working capital needs. Borrowings under the line of credit are collateralized by all of the Company's assets and bear interest at the bank's prime rate plus .5% (6.5% of September 30, 2001). Total borrowings as of September 30, 2001 were $1,187,000 and the line of credit also supported letters of credit totaling $1.3 million. The line of credit contains certain financial covenants. As of September 30, 2001, the Company was in compliance with its financial covenants, as amended. This line of credit expires on November 30, 2001. The Company is in discussions with the bank regarding the renewal of this line of credit, and KANA currently believes that it will be available for renewal should the Company so desire. However, there can be no assurance the bank will renew the line of credit and no guarantee the terms will be acceptable to the Company.

In the quarter ended September 30, 2001, the Company issued a letter of credit totaling $5.8 million in connection with a contractual agreement. During the quarter ended September 30, 2001 the Company transferred $5.8 million to support a letter of credit and also transferred $2.0 million of cash into an escrow account to fulfill certain contractual agreements. These amounts are reflected in restricted cash in the accompanying condensed consolidated balance sheet.

Note 11. Discontinued Operation

As of the quarter ended June 30, 2001, the Company adopted a plan to discontinue the KANA Online business. The Company will no longer seek new business but will continue to service all ongoing contractual obligations it has to its existing customers. Accordingly, KANA Online is reported as a discontinued operation for the three and nine months ended September 30,

9
[RETURN TO TABLE OF CONTENTS]

2001 and 2000. Net assets of the discontinued operation at September 30, 2001, consisted primarily of computers and servers. The estimated loss on the disposal of KANA Online is $3.7 million, consisting of an estimated loss on disposal of the assets of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. This operation has been presented as a discontinued operation for all periods presented. The KANA Online operating results are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2001	2000	2001	2000
Revenues	$208	$1,601	$3,161	$4,086

Income (loss) from operations of discontinued operation	$—	$71	$(125)	$603
Loss on disposal	—	—	(3,667)	—

Total income (loss) on discontinued operations	$—	$71	$(3,792)	$603

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

The preliminary allocation of the purchase price at September 30, 2001 to assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets acquired	$125,144
Deferred compensation	15,485
Liabilities assumed	(37,111)
Deferred credit – negative goodwill	(2,146)

Net assets acquired	$101,372

Deferred compensation recorded in connection with the merger will be amortized over a four-year period. Negative goodwill will be amortized over its estimated useful life of three years.

10
[RETURN TO TABLE OF CONTENTS]

The estimated purchase price was approximately $101.4 million, measured as the average fair market value of KANA's outstanding common stock from April 7 to April 11, 2001, two trading days before and after the merger agreement was announced plus the Black-Scholes calculated value of the options and warrants of Broadbase assumed by KANA in the merger, and other costs directly related to the merger is as follows (in thousands):

Fair market value of common stock	$81,478
Fair market value of options and warrants assumed	12,586
Acquisition–related costs	7,308

Total	$101,372

In connection with the Broadbase merger, KANA recorded $11.5 million of merger-related integration expenses and transition costs during the nine months ended September 30, 2001. These amounts consisted primarily of transitional personnel of $5.3 million and duplicate facility and insurance costs, redundant assets, and professional fees associated with the merger of $6.2 million.

The following unaudited pro forma net revenues, net loss and net loss per share data for the nine months ended September 30, 2001 and 2000 are based on the respective historical financial statements of the Company and Broadbase. The pro forma data reflects the consolidated results of operations as if the merger with Broadbase occurred at the beginning of each of the periods indicated and includes the amortization of the resulting negative goodwill and deferred compensation. The pro forma results include the results of pre-acquisition periods for companies acquired by Broadbase prior to its acquisition by KANA. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

	(Unaudited Pro forma) Nine Months Ended September 30,
	2001	2000
	(In thousands, except per share amounts)
Net revenues	$88,517	$139,911
Net loss	$(1,940,910)	$(1,130,724)
Basic and diluted net loss per share	$(10.85)	$(6.20)

Shares used in basic and diluted net loss per share calculation	178,929	182,281

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

11
[RETURN TO TABLE OF CONTENTS]

The Company adopted SFAS No.141 effective July 1, 2001 which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of SFAS No. 142 for any business combination consummated on or after July 1, 2001. The adoption of SFAS No. 141 will not change the method of accounting used in previous business combinations.

The Company is required upon adoption of SFAS No. 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At September 30, 2001, goodwill was $80.5 million and goodwill amortization expense was $13.6 million and $114.1 million for the three and nine months ended September 30, 2001, respectively. In addition, the Company will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. Any impairment resulting from the transition provisions will be recorded as of January 1, 2002 and will be recognized as the effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment test. In addition, at September 30, 2001, negative goodwill approximated $2.1 million. The Company will be required as part of the adoption of SFAS No. 142 to immediately recognize the unamortized negative goodwill that exists on January 1, 2002. This adjustment will be recognized as the effect of a change in accounting principle.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial statements or results of operations.

Note 14. Subsequent Event

In October 2001, the Board of Directors approved a resolution authorizing a one for ten reverse stock split. At a stockholders' meeting to be held in December 2001, the stockholders will vote on this resolution. This one for ten reverse stock split has not been reflected in the accompanying unaudited condensed financial statements or notes thereto.

12
[RETURN TO TABLE OF CONTENTS]

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

On June 29, 2001, we completed a merger with Broadbase under which Broadbase became our wholly–owned subsidiary. Broadbase is a leading provider of software solutions that enable companies to conduct highly effective, intelligent customer interactions through the Internet and traditional business channels, thereby providing the basis for businesses to improve their customer acquisition, retention and profitability. Broadbase's web-based product suite combines operational marketing and service applications with customer analytics.

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

We derive our revenues from the sale of software product licenses and from professional services including implementation, consulting, and maintenance. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If the arrangement involves significant customization of the software, the fee, excluding the portion attributable to maintenance, is recognized using the percentage-of-completion method. Service revenue includes revenues from maintenance contracts, implementation, consulting and hosting services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Revenue from implementation, consulting and hosting services is recognized as the

13
[RETURN TO TABLE OF CONTENTS]

services are provided. Revenue under arrangements where multiple products or services are sold together is allocated to each element based on their relative fair values.

Our cost of license revenue includes royalties due to third parties for technology integrated into some of our products, the cost of product documentation, the cost of the media used to deliver our products and shipping costs. Cost of service revenue consists primarily of personnel–related expenses, subcontracted consultants, travel costs, equipment costs and overhead associated with delivering professional services to our customers.

Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category, some expenditures, such as compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, facilities costs and third–party professional services fees, occur in each of these categories.

Since 1997, we have incurred substantial operating costs and expenses, as well as noncash charges. As a result, we have incurred substantial losses since inception. For the nine months ended September 30, 2001, we have incurred a consolidated net loss of approximately $919 million and an accumulated deficit of approximately $4.1 billion. We believe our future success is contingent upon providing superior customer service, increasing our customer base and revenues, controlling our costs, and developing our products.

In order to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we restructured our organization in each quarter of 2001 with workforce reductions totaling approximately 1,210 employees. With the acquisition of Broadbase, we added approximately 400 employees. As of September 30, 2001, we had approximately 425 employees.

We believe that our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly evolving markets like ours. Although we have experienced revenue growth in the past, our revenues has declined in recent periods, and we may not be able achieve revenue growth in the future, particularly in light of increasing competition in our markets, the weak economy, and declines in expenditures on enterprise software products. Furthermore, we may not achieve or maintain profitability in the future.

14
[RETURN TO TABLE OF CONTENTS]

Selected Results of Operations Data

The following table sets forth selected data for periods indicated expressed as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
License	17%	61%	39%	64%
Service	83	39	61	36

Total revenues	100	100	100	100

Cost of revenues:
License	3	2	3	2
Service	116	38	69	38
Total cost of revenues	119	40	72	40

Gross profit (loss)	(19)	60	28	60

Selected operating expenses:
Sales and marketing	110	66	96	80
Research and development	59	33	47	40
General and administrative	55%	16%	29%	16%

Three and Nine Months Ended September 30, 2001 and 2000

Revenues

License revenue decreased 88% for the three months ended September 30, 2001 compared to the same period in the prior year due primarily to a decrease in the number of license transactions. We believe this is due to the overall weakness in the economy and external market factors, particularly the uncertainty in the market subsequent to the events of September 11, 2001. For the nine months ended September 30, 2001 compared to the same period in the prior year, license revenue decreased by 48%. This year-to-date decrease is primarily due to the overall weakness in the economy in 2001. As a percentage of total revenue, license revenue comprised 17% and 39% of total revenues during the three and nine months ended September 30, of 2001, respectively, compared to 61% and 64%, respectively, for the same periods last year. The decrease is due to the overall decrease in our license business, which is more susceptible to rapid market changes than our service revenue. We anticipate license revenue will increase as a percentage of total revenue in the future due to our shift to leverage third party integrators for providing implementation services to our customers.

Service revenue decreased by 5% for the three months ended September 30, 2001 compared to the same period in the prior year. This primarily results from the reduction in license revenue from the second quarter of 2001 compared to the second quarter of 2000. For the nine months ended September 30, 2001 compared to the same period in the prior year, service revenue increased by 44%. This was a result of the increased revenue from customer implementations, system integration projects and maintenance contracts during the first six months of 2001. We anticipate that service revenue will decrease in absolute dollars in the future due to our shift to leverage third party integrators for providing implementation services to our customers.

Revenues from international sales were $2.5 million and $5.5 million in the three months ended September 30, 2001 and 2000 and $9.2 million and $9.5 million for the nine months ended September 30, 2001 and 2000. The decrease during the third quarter of 2001 in international revenues is related to the same economic factors impacting our total revenues. Our international revenues were derived from sales in Europe, Canada, Asia Pacific and Latin America.

15
[RETURN TO TABLE OF CONTENTS]

Cost of Revenues

Cost of license revenue consists primarily of third party software royalties, product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue was higher than usual at 17% for the three months ended September 30, 2001 compared to 4% in the same period in the prior year. For the nine months ended September 30, 2001 compared to the same period in the prior year, cost of license revenue increased as a percentage of license revenue to 7% from 4%. The increases in 2001 are due to the reduced license revenue and fixed nature of some of the license costs, as well as an increase in royalties from the prior year periods.

Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementation and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue increased to 139% of service revenue for the three months ended September 30, 2001 compared to 97% for the same period in the prior year. This is primarily due to a change in the estimated costs to complete recorded in the third quarter of 2001. Cost of service revenue increased to 114% of service revenues for the nine months ended September 30, 2001 compared to 106% the same period in the prior year. This is primarily due to the change in the estimated costs to complete recorded in the third quarter of 2001.

We anticipate that cost of service revenue will decrease in absolute dollars in the future due to reductions in services personnel in preparation for our shift to leverage third party integrators for providing implementation services to our customers.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows, and marketing collateral materials. Sales and marketing expenses decreased by $6.5 million for the three months ended September 30, 2001 compared to the same period in the prior year primarily as a result of reduction of sales and marketing personnel, and to a lesser extent, decreases in sales commissions associated with decreased revenues and decreases in marketing costs, primarily in advertising and promotional activities. Sales and marketing expenses increased by $1.2 million for the nine months ended September 30, 2001 compared to the same period in the prior year due to higher personnel and operating costs in the first three months of 2001 to support the growth in that period.

We anticipate that sales and marketing expenses will decrease in absolute dollars in the fourth quarter of 2001 and thereafter may increase or decrease, depending primarily on the volume of future revenues and our assessment of market opportunities and sales channels.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased $2.8 million for the three months ended September 30, 2001 compared to the same period in the prior year primarily due to the reduction of personnel and related benefits and facility costs. Research and development expenses were slightly higher by $0.2 million for the nine months ended September 30, 2001 compared to the same period in the prior year due to higher personnel and operating costs in the first three months of 2001 to support the growth in that period.

We anticipate that research and development expenses will decrease in absolute dollars in the fourth quarter of 2001 and thereafter may increase or decrease, depending primarily on the volume of future revenues, customer needs, and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, and of legal, accounting and other general corporate expenses. General and administrative expenses increased for the three months ended September 30, 2001 compared with the same period in the prior year primarily due to an increase in bad debt expense. General and administrative expenses were higher for the nine months ended September 30, 2001 compared to the same period in the prior year due to higher personnel and operating costs in the first three months of 2001 to support the growth in that period.

We anticipate that general and administrative expenses will decrease in absolute dollars in the fourth quarter of 2001 and thereafter may increase or decrease, depending primarily on the volume of future revenues and corporate infrastructure requirements including insurance, professional services, bad debt expense and other administrative costs.

Restructuring Costs. For the three and six months ended September 30, 2001, we incurred restructuring charges of approximately $32.1 million and $86.3 million, respectively, related to the reduction in workforce and costs associated with certain excess leased facilities and asset impairments.

For the three and nine months ended September 30, 2001, we recorded charges of $1.9 million and $18.9 million, respectively, for the assets disposed of or removed from operations. Assets disposed of or removed from operations consisted primarily of leasehold improvements, computer equipment and related software, office equipment, furniture and fixtures.

16
[RETURN TO TABLE OF CONTENTS]

For the three and nine months ended September 30, 2001, we recorded charges of $6.0 million and $23.6 million, respectively, for severance, benefits and related costs due to the reduction in workforce. For the nine months ended September 30, 2001, we reduced our workforce by approximately 1,210 people, or 74% of our employee base. All functional areas have been affected by the reductions.

For the three and nine months ended September 30, 2001, we recorded charges of $24.2 million and $43.8 million, respectively, due to the Company's decision to exit and reduce some facilities. The estimated facility costs are based on the Company's contractual obligations, net of assumed sublease income based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through February 2011 unless we negotiate to exit the leases at an earlier date.

For the nine months ended September 30, 2001, of the $86.3 million charge, $26.2 million relates to non-cash charges, cash payments totaled $29.6 million and $30.5 million in restructuring liabilities remain at September 30, 2001. The restructuring liability is included on the balance sheet in accrued restructuring and merger costs.

Merger and Transition Related Costs. In connection with the Broadbase merger, for the three and nine months ended September 30, 2001, we recorded $4.8 million and $11.5 million, respectively, of transition costs and merger–related integration expenses. For the three and nine months ended September 30, 2001, the estimated costs include transitional personnel costs of $3.1 million and $5.3 million, respectively. For the three and nine months ended September 30, 2001, the estimated costs include duplicate facility and insurance costs, redundant assets, and professional fees associated with the merger of $1.7 million and $6.2 million, respectively.

In connection with the Silknet merger, we recorded $6.6 million of merger–related integration expenses in the second quarter of 2000. These amounts consisted primarily of merger–related advertising and announcements of $4.5 million and duplicate facility costs of $1.0 million.

Amortization of Deferred Stock–Based Compensation. We are amortizing deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

As of September 30, 2001, there was approximately $24.9 million of total unearned deferred stock-based compensation remaining to be amortized.

The amortization of stock–based compensation by operating expense is detailed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Cost of service	$311	$655	$1,019	$2,345
Sales and marketing	1,653	2,250	5,117	5,175
Research and development	1,542	658	2,254	2,357
General and administrative	671	227	2,149	826

Total	$4,177	$3,790	$10,539	$10,703

Amortization of Goodwill and Identifiable Intangibles. Amortization of goodwill and identifiable intangibles for the three months ended September 30, 2001 was $13.6 million compared to $312.9 million in the same period in the prior year. Amortization for the nine months ended September 30, 2001 was $114.1 million compared to $559.9 million in the same period in the prior year. This decrease is primarily related to the impairment charges to goodwill in the fourth quarter of 2000 and first quarter of 2001.

Goodwill Impairment. We performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. The assessment was performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Silknet acquisition resulting in our net book value of our assets prior to the impairment charge significantly exceeding our market capitalization, the overall decline in the industry growth rates, and our lower than projected operating results. As a result,

17
[RETURN TO TABLE OF CONTENTS]

we recorded an impairment charge of approximately $603 million to reduce goodwill in the first quarter of 2001. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates. The remaining goodwill balance, excluding negative goodwill, of approximately $82.4 million is being amortized over its remaining useful life.

In Process Research and Development. In connection with the merger of Silknet, net intangibles of $6.9 million were allocated to in process research and development in the second quarter of 2000.

Other Income, Net. Other income, net during the three and nine months ended September 30, 2001 and 2000 consists primarily of interest income earned on cash and investments, offset by interest expense relating to operating and capital leases.

Provision for Income Taxes. We have incurred operating losses for all periods from inception through September 30, 2001, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

Discontinued Operation. During the second quarter of 2001, we adopted a plan to discontinue the KANA Online business. We will no longer seek new business but will continue to service all ongoing contractual obligations we have to our existing customers. Accordingly, KANA Online is reported as a discontinued operation for the three and nine months ended September 30, 2001 and 2000. Net assets of the discontinued operation at September 30, 2001, consisted primarily of computers and servers. The estimated loss on the disposal of KANA Online recorded during the second quarter of 2001 was $3.7 million, consisting of an estimated loss on disposal of the business of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period.

Revenues from our discontinued operation for the three months ended September 30, 2001, were $208,000 compared to $1.6 million in the same period in the prior year. Revenues for the nine months ended September 30, 2001 were $3.2 million compared to $4.1 million in the same period in the prior year.

Net Loss. Our net loss was approximately $96.1 million for the three months ended September 30, 2001 and approximately $4.1 billion since inception. In the past, we have experienced substantial increases in our expenditures consistent with growth in our operations and personnel through the first quarter of 2001. In addition, goodwill impairment, amortization of goodwill and identifiable intangibles, restructuring costs and stock-based compensation charges have contributed to the significant increase in net loss during 2001. We anticipate that our expenditures will decrease due to the recent cost reduction initiatives.

Liquidity and Capital Resources

Our operating activities used $97.1 million of cash for the nine months ended September 30, 2001, primarily due to the $918.7 million net loss experienced during the period offset by $763.9 million in non-cash charges and $57.8 million increase in operating assets and liabilities, primarily accounts receivable and accrued restructuring and merger costs.

Our investing activities provided $39.4 million of cash for the nine months ended September 30, 2001, resulting from a net of $46.7 million of acquired cash from the acquisition of Broadbase offset by Silknet acquisition related payments of $13.1 million, and net maturities of short-term investments of $24.8 million, offset by $11.1 million in purchases of property and equipment and $7.8 million in restricted cash.

Our financing activities provided $3.9 million in cash for the nine months ended September 30, 2001, primarily due to proceeds from payments on stockholders' notes receivable and issuance of common stock in connection with employee option exercises and employee stock purchase plans.

At September 30, 2001, we had cash and cash equivalents aggregating $21.4 million and short–term investments totaling $30.5 million.

We have a line of credit totaling $5.0 million, which is secured by all of our assets, bears interest at the bank's prime rate plus .5% (6.5% as of September 30, 2001). Total borrowings as of September 30, 2001 were $1,187,000 and the line of credit supported letters of credit totaling $1.3 million. The line of credit contains certain financial covenants. As of September 30, 2001, we were in compliance with the covenants, as amended. This line of credit expires on

18
[RETURN TO TABLE OF CONTENTS]

November 30, 2001. We are in discussions with the bank regarding the renewal of this line of credit, and we currently believe that it will be available for renewal should we so desire. However, there can be no assurance the bank will renew the line of credit and no guarantee the terms will be acceptable to us. In the quarter ended September 30, 2001, we issued a letter of credit totaling $5.8 million in connection with a contractual agreement. During the quarter ended September 30, 2001 we transferred $5.8 million to support a letter of credit and also transferred $2.0 million of cash into an escrow account to fulfill certain contractual agreements. These amounts are reflected in restricted cash in the accompanying condensed consolidated balance sheet.

In the past, we have experienced substantial increases in expenditures consistent with growth in our operations and personnel. Our independent accountants have included a paragraph in their report for the year ended December 31, 2000, indicating that substantial doubt exists as to our ability to continue as a going concern. To reduce our expenditures, we restructured in several areas, including reduced staffing, expense management and capital spending. For the first nine months, we reduced our workforce by approximately 74%, in order to streamline operations, reduce costs and bring our staffing and structure in line with industry standards. Our most recent reduction in force was announced to employees on September 28, 2001, which reduced staff by approximately 365 positions across all departments. We expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We expect to continue to experience negative cash flows through the first quarter of 2002. Significant expected cash flows through the second quarter of 2002 include approximately $20 million in payments relating to accrued merger and restructuring costs, as well as approximately $7 million of expenditures on certain corporate infrastructure. We are evaluating various initiatives to improve our cash position, including raising additional funds to finance our business, implementing further restrictions on spending, negotiating the early release of certain restricted cash and other cash flow initiatives. Additional financing may not be available on terms that are acceptable to us, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

19
[RETURN TO TABLE OF CONTENTS]

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

We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. Any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. We were incorporated in July 1996 and first recorded revenue in February 1998. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Moreover, due to our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited. In addition, in June 2001, we completed our acquisition of Broadbase. Because we have limited experience operating as a combined company, our business is even more difficult to evaluate. Many of these risks are discussed in the subheadings below, and include our ability to:

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

20
[RETURN TO TABLE OF CONTENTS]

substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described in the subheadings below as well as:

the evolving and varying demand for customer communication software products and services for e-businesses, particularly our products and services;

budget and spending decisions by information technology departments of our customers;

costs associated with integrating Broadbase and our other recent acquisitions, and costs associated with any future acquisitions;

our ability to manage our expenses;

the timing of new releases of our products;

changes in our pricing policies or those of our competitors;

the timing of execution of large contracts that materially affect our operating results;

uncertainty regarding the timing of the implementation cycle for our products;

changes in the level of sales of professional services as compared to product licenses;

the mix of sales channels through which our products and services are sold;

the mix of our domestic and international sales;

costs related to the customization of our products;

our ability to expand our operations, and the amount and timing of expenditures related to this expansion;

decisions by customers and potential customers to delay purchasing our products;

a trend of continuing consolidation in our industry; and

global economic conditions, as well as those specific to our customers or our industry.

We also often offer volume-based pricing, which may affect operating margins. Broadbase, which we recently acquired, has experienced seasonality in its revenues, with the fourth quarter of the year typically having the highest revenue for the year. We believe that this seasonality results primarily from customer budgeting cycles. We expect that this seasonality will continue, and could increase. In addition, the average size of our license transactions has increased in recent periods as we have focused on larger enterprise customers and on licensing our more comprehensive integrated products, and as our revenues become dependent on fewer transactions, they become less predictable. Customers' decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. Due to the continuing slowdown in the general economy and the uncertainties resulting from recent acts of terrorism, we believe that many existing and potential customers are reassessing or reducing their planned technology and internet-related investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenues in the remainder of 2001 and in 2002, and further delays or reductions in business spending for information technology could have a material adverse effect on our revenues and operating results.

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

21
[RETURN TO TABLE OF CONTENTS]

could not proportionately reduce operating expenses for that quarter. Therefore, this revenue shortfall would have a disproportionate effect on our expected operating results for that quarter.

We have a history of losses and may not be profitable in the future and may not be able to generate sufficient revenue or funding to continue as a going concern.

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of September 30, 2001, our accumulated deficit was approximately $4.1 billion. Our history of losses has caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Although our revenues grew significantly in 2000, we have experienced a significant decline in sales over the nine months ended September 30, 2001. Our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market and our revenue may decline, or fail to grow, in future periods. Although we have restructured our operations to reduce operating expenses, we will need to significantly increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. In addition we may require additional financing, which might not be available on acceptable terms, if at all. Our independent accountants have included a paragraph in their report for the year ended December 31, 2000 indicating that substantial doubt exists as to our ability to continue as a going concern.

As a result of uncertainties in our business, we have experienced and expect to continue to experience difficulties in collecting outstanding receivables from our customers and attracting new customers. As a result, we may continue to experience losses, even if sales of our products and services grow.

We recently reduced the size of our professional services team and, as a result, expect to rely more on independent third-party providers for customer services such as product installations and support. However, if third parties do not provide the support our customers need, we may be required to hire subcontractors to provide these professional services. Increased use of subcontractors would harm our revenues and margins because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.

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

22
[RETURN TO TABLE OF CONTENTS]

configuration necessary to deploy our products. In the event that the current economic downturn were to continue, the sales cycle for our products may become longer and we may require more resources to complete sales.

Difficulties in implementing our products could harm our revenues and margins.

We generally recognize revenue from a customer sale when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires significant customization or implementation services from KANA, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support or customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

We may incur non-cash charges resulting from acquisitions and equity issuances, which could harm our operating results.

In connection with outstanding stock options and warrants to purchase shares of our common stock, as well as other equity rights we may issue, we are incurring and may incur substantial charges for stock-based compensation. Accordingly, significant increases in our stock price could result in substantial non-cash accounting charges and variations in our results of operations. Furthermore, we will continue to incur charges to reflect amortization and any impairment of goodwill and other intangible assets acquired in connection with our acquisition of Silknet in April 2000, and we may make other acquisitions or issue additional stock or other securities in the future that could result in further accounting charges. In particular, a new standard for accounting for goodwill acquired in a business combination has recently been adopted. This new standard, which we will adopt for 2002, requires recognition of goodwill as an asset but does not permit amortization of goodwill. Instead goodwill must be separately tested for impairment. As a result, our goodwill amortization charges will cease in 2002. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of any future acquisitions. Current and future accounting charges like these could delay our achievement of net income.

We have appointed an entirely new executive team, and the integration of these officers may interfere with our operations.

As a result of the merger, most of Broadbase's executives have been appointed to corresponding positions with us, replacing most of our executive team. We appointed Chuck Bay as Chief Executive Officer and President, replacing James C. Wood and David B. Fowler, respectively, both of whom were appointed to their respective positions in January 2001. We also appointed Brett White as Chief Financial officer, replacing Art M. Rodriguez who was appointed on an interim basis in February 2001. In addition to Chuck Bay and Brett White, our current management team consists of Tom Doyle as Chief Operating Officer and Executive Vice President, Worldwide Sales, Services, Bud Michael as Executive Vice President, Products, Chris Maeda as Chief Technology Officer and Vicki Amon-Higa as Vice President, Integration, and all of whom were employees and officers of Broadbase. The transitions of Mssrs. Bay, White and the other executive team members have resulted and will continue to result in disruption to our ongoing operations. These transitions may materially harm the way that the market perceives us, which could cause a decline in the price of our common stock.

23
[RETURN TO TABLE OF CONTENTS]

Our workforce reduction and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, KANA and Broadbase restructured their organizations in the first nine months of 2001 with substantial reductions in their collective workforce. KANA has continued to restructure operations subsequent to the merger of KANA and Broadbase, during the third quarter of 2001. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations. In that case, their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

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

24
[RETURN TO TABLE OF CONTENTS]

system integrators and consulting firms;

vendors of e-commerce and Internet software;

vendors of software designed for customer relationship management or for management of organizations' operational information;

vendors of key technology and platforms; and

demographic data providers.

If we cannot maintain successful marketing and technology relationships or if we fail to enter into additional marketing and technology relationships, we could have difficulty expanding the sales of our products and our growth might be limited. While some of these companies do not resell or distribute our products, we believe that many of our direct sales are the result of leads generated by vendors of e-business and enterprise and we expect to continue relying heavily on sales from these relationships in future periods. Our marketing and technology relationships are generally not documented in writing, or are governed by agreements that can be terminated by either party with little or no prior notice. In addition, companies with which we have marketing, technology or distribution relationships may promote products of several different companies including those of our competitors. If these companies choose not to promote our products or if they develop, market or recommend software applications that compete with our products, our business will be harmed.

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

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition for our products from systems designed by in-house and third-party development efforts. We expect that these systems will continue to be a principal source of competition for the foreseeable future. Our competitors include a number of companies offering one or more products for the e-business communications and relationship management market, some of which compete directly with our products. For example, our competitors include companies providing stand-alone point solutions, including Accrue, Inc., Annuncio, Inc., AskJeeves, Inc., Avaya, Inc., Brightware, Inc., Digital Impact, Inc., eGain Communications Corp., E.piphany, Inc., Inference

25
[RETURN TO TABLE OF CONTENTS]

Corp., Live Person, Inc., Marketfirst, Inc., and Responsys.com. In addition, we compete with companies providing traditional, client-server based customer management and communications solutions, such as Clarify Inc. (which was acquired by Northern Telecom), Alcatel, Cisco Systems, Inc., Lucent Technologies, Inc., Message Media, Inc., Oracle Corporation, Pivotal Corporation, Siebel Systems, Inc. and Vantive Corporation (which was acquired by PeopleSoft, Inc.).

The level of competition we encounter has increased as a result of our acquisition of Broadbase. As we have combined and enhance the KANA and Broadbase product lines to offer a more comprehensive e-Business software solution, we are increasingly competing with large, established providers of customer management and communication solutions such as Siebel Systems, Inc. as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

variations in our actual and anticipated operating results;

changes in our earnings estimates by analysts;

the volatility inherent in stocks within the emerging sector within which we conduct business; and

the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants.

The trading price of our common stock may decline as a result of our acquisition of Broadbase if, for example, we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or investors; or the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts or investors

In addition, the stock market, particularly the Nasdaq National Market, has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies, and that have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Since our common stock began trading publicly in September 1999, our common stock reached a high of $175.50 per share and traded as low as $0.36 per share through November 13, 2001. The last reported sales price of our shares on November 13, 2001 was $1.40 per share.

26
[RETURN TO TABLE OF CONTENTS]

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

Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. We have limited experience in managing rapid growth. We have experienced a period of growth in connection with the mergers we have completed that has placed a significant strain on our managerial, financial and personnel resources. For example, as a result of our merger with Broadbase in June 2001, we increased our total number of full-time employees by approximately 400 people. In September 2001, we reduced our workforce by approximately 365 people. Our business will suffer if we fail to manage these changes successfully or to assimilate substantially all of Broadbase's operations into our operations. Any additional growth will further strain our management, financial, personnel, internal training and other resources. To manage any future growth effectively, we must improve our financial and accounting systems, controls, reporting systems and procedures, integrate new personnel and manage expanded operations. Any failure to do so could negatively affect the quality of our products, our ability to respond to our customers and retain key personnel, and our business in general.

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

27
[RETURN TO TABLE OF CONTENTS]

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

28
[RETURN TO TABLE OF CONTENTS]

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

29
[RETURN TO TABLE OF CONTENTS]

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

30
[RETURN TO TABLE OF CONTENTS]

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

31
[RETURN TO TABLE OF CONTENTS]

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

Sales outside North America represented 16% of our total revenues in 2000 and 15% of our total revenues in the first nine months of 2001. As a result of our acquisition of Broadbase, we expect sales outside North America to increase as a percentage of total revenues. We have established offices in the United Kingdom, Australia, Germany, Japan, Holland, France, Spain, Sweden, Singapore and South Korea. As a result, we face risks from doing business on an international basis, any of which could impair our international revenues. Our products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate. We have limited experience in localizing our products and in testing whether these localized products will be accepted in the targeted countries. Our localization efforts may not be successful. In addition, we could, in the future, encounter greater difficulty with collecting accounts receivable, longer sales cycles and collection periods or seasonal reductions in business activity. In addition, our international operations could cause our average tax rate to increase. Any of these events could harm our international sales and results of operations.

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

32
[RETURN TO TABLE OF CONTENTS]

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

We expect our cash and cash equivalents and short term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. To reduce our expenditures, we restructured in several areas, including reduced staffing, expense management and capital spending. For the first nine months, we reduced our workforce by approximately 74%, in order to streamline operations, reduce costs and bring our staffing and structure in line with industry standards. Our most recent reduction in force was announced to employees on September 28, 2001, which reduced staff by approximately 365 positions across all departments. We expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We expect to continue to experience negative cash flows through the first quarter of 2002. Significant expected cash flows through the second quarter of 2002 include approximately $20 million in payments relating to accrued merger and restructuring costs, as well as approximately $7 million of expenditures on certain corporate infrastructure. We are evaluating various initiatives to improve our cash position, including raising additional funds to finance our business, implementing further restrictions on spending, negotiating the early release of certain restricted cash and other cash flow initiatives. Additional financing may not be available on terms that are acceptable to us, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

In addition, our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

33
[RETURN TO TABLE OF CONTENTS]

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

potential conflicts in distribution, marketing or other important relationships;

difficulties in coordinating different development and engineering teams;

potential incompatibility of business cultures;

perceived adverse changes in business focus; and

the loss of key employees and diversion of the attention of management from other ongoing business concerns.

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

We expect to develop and introduce new products, and enhanced versions of our currently existing analytic and eCRM products, that interoperate as a single platform. In particular, we plan to increase the level of integration of Kana's and Broadbase's products so that they function as a unified solution from a common database. The timely development and introduction of new products and versions that work effectively together and allow customers to achieve the benefits of a broader product offering presents significant technological, market and other obstacles in addition to the risks inherent in the development and introduction of new products. For example, our products have historically operated on a variety of operating platforms, including UNIX and Windows NT, while most of Broadbase's products have historically operated only on Windows NT. This may create integration issues between the technologies and challenges in selling the combined product line. We may not be able to overcome these obstacles. In addition, because our market is characterized by rapidly shifting customer requirements, we may not be able to assess these requirements accurately, or our joint products may not sufficiently satisfy these requirements or achieve market acceptance. Further, the introduction of these anticipated new products and versions may result in longer sales cycles and product implementations, which may cause revenue and operating income to fluctuate and fail to meet expectations.

34
[RETURN TO TABLE OF CONTENTS]

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

Our stock is currently traded on the Nasdaq National Market. Under Nasdaq's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ will notify us that it may be delisted from the NASDAQ National Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ National Market. We are convening a special meeting of our shareholders in early December 2001 to approve a one for ten reverse split of our common stock. There can be no assurance that our shareholders will approve this reverse split, and accordingly that our common stock will remain eligible for trading on the NASDAQ National Market. If our stock were delisted, your ability to sell any of our common stock at all would be severely, if not completely, limited. Since our common stock began trading publicly in September 1999, our common stock reached a high of $175.50 per share and traded as low as

35
[RETURN TO TABLE OF CONTENTS]

$0.36 per share through November 9, 2001. The last reported sales price of our shares on November 13, 2001 was $1.40 per share.

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

36
[RETURN TO TABLE OF CONTENTS]

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

37
[RETURN TO TABLE OF CONTENTS]

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At September 30, 2001, our portfolio included money market funds, commercial paper, municipal bonds, government agency bonds, and corporate bonds. The diversity of the portfolio helps us to achieve our investment objective. At September 30, 2001, the weighted average maturity of our portfolio was 97 days.

We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2001, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. Generally, our sales and expenses are incurred in local currency. At September 30, 2001 and December 31, 2000, our primary net foreign currency market exposures were in Japanese yen, Euros and British pounds. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. To date, these fluctuations have not been material to our operating results.

38
[RETURN TO TABLE OF CONTENTS]

Part II: Other Information

Item 1. Legal Proceedings.

The Company's underwriters, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Capital Corp as well as the Company and certain current and former officers have been named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a class of plaintiffs who purchased our stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints alleged that the underwriter defendants engaged in a scheme concerning sales of our securities in the initial public offering and in the aftermarket. By Order of the Court, these cases have been stayed pending consolidation and coordination of proceedings in the U.S. District Court for the Southern District of New York. A panel of lead plaintiffs' counsel has been selected and the parties are negotiating a stipulation that would, among other things, stay the action against the Issuer and Individual defendants. Although we are in the early stages of analyzing the claims alleged against us and the individual defendants, we believe that we have good and valid defenses to these claims. We intend to defend the action vigorously.

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

Item 4. Submission of Matters to a Vote of Security Holders.

             None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K:

None

39
[RETURN TO TABLE OF CONTENTS]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2001	KANA Software, Inc.

/s/ Chuck Bay
Chuck Bay
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Brett White
Brett White
Chief Financial Officer
(Principal Financial and Accounting Officer)

40
[RETURN TO TABLE OF CONTENTS]