Form 10-K
period 2001-12-31
KANA SOFTWARE INC
filed 2002-03-29
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

     Commission file number: 000-26287

        KANA Software, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

181 Constitution Drive
     Menlo Park, California    94025
(Address of Principal Executive Offices including Zip Code)

     (650) 614 8300
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $272,539,789 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2002, the Registrant had outstanding 22,486,781 shares of Common Stock.

KANA Software, Inc.

TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For The Year Ended December 31, 2001

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

Item 1. Business

Overview

We are a leading provider of enterprise Customer Relationship Management (eCRM) software solutions that deliver integrated communication and business applications built on a Web-architectured platform. Our software helps our customers to better service, market to, and understand their customers and partners, while improving results and decreasing costs in contact centers and marketing departments. We offer a multi-channel customer relationship management solution that combines our KANA eCRM Architecture with customer-focused service, marketing and commerce software applications. These applications enable organizations to improve customer and partner relationships by allowing them to interact with their customers and partners through web contact, web collaboration, e-mail and telephone.

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

Our customers range from Global 2000 companies pursuing an e-business strategy to growing companies.

References in this annual report on Form 10-K to "KANA," "we," "our," and "us" collectively refer to KANA Software, Inc., a Delaware corporation, and its predecessor, and its subsidiaries and their predecessors. Our principal executive offices are located at 181 Constitution Drive, Menlo Park, California 94025 and our telephone number is (650) 614-8300.

Recent Developments

At a special meeting held on February 1, 2002, our stockholders voted against the proposed issuance of up to $45 million of a Series A convertible preferred stock to two investment funds. Immediately following the stockholder vote, we elected to terminate the share purchase agreement with the investment funds. The stockholder vote followed an announcement on January 14, 2002 of the decision by our Board of Directors to withdraw its recommendation that our stockholders vote in favor of the proposed preferred stock transaction. In connection with the proposed transaction and its termination, the investment funds have received two-year warrants to purchase a total of approximately 386,000 shares of KANA's common stock at an exercise price of $10.00 per share. The issuance of these warrants will result in approximately $4.7 million of stock-based compensation expense in the first quarter of 2002. The warrants were valued using the Black-Scholes model.

On February 12, 2002, we completed the sale of an aggregate of approximately 2,910,000 shares of our common stock to institutional investors in a private placement, for gross proceeds of approximately $34.5 million, before transaction-related costs.

Industry Background

In today's economy, Global 2000 organizations must find a way to increase customer retention and loyalty while decreasing operating expenses. The ability to provide a high quality interaction and experience, and thus to establish long-term relationships and loyalty, is critical to business survival.

Until recently, relationships with customers and partners were based on interactions in-person, by telephone or by letter. In order to respond to these types of inquiries more effectively, many companies have invested substantial resources in expensive call centers and traditional direct marketing initiatives. Call centers typically employ costly technology and do not scale effectively. Traditional direct marketing usually involves poorly targeted communications and substantial administrative effort and is therefore expensive and inefficient in conversion and response rates. With the advent of the Internet and the proliferation of electronic communications, the manner through which businesses communicate is undergoing a fundamental change: customers, partners, and suppliers are now demanding that businesses be accessible anytime and through a variety of channels, including the Web, wireless devices, e-mail, telephone, and storefronts.

Global 2000 organizations have concluded that, in order to retain high-value customers they must provide superior customer service - regardless of the customer contact channel. By utilizing online channels for customer support, Global 2000 organizations have been successfully increasing customer interactions while decreasing costs in contact centers and marketing departments.

Businesses that fail to manage customer interactions effectively often face negative consequences, which can include loss of customers, increased difficulty in acquiring new customers and a deterioration of competitive position. In addition, without efficient and reliable management of customer and partner interactions, businesses face higher operating and information technology costs. Perhaps most significantly, businesses may lose the opportunity to take advantage of new revenue-generating opportunities by failing to capitalize upon the wealth of information conveyed through these interactions. While addressing these challenges, businesses must also be able to deploy an enterprise eCRM solution across multiple departments, to integrate the solution with existing business and legacy systems and databases and to scale the solution as they add new contact channels and increase their volume of customer interactions.

Products

KANA iCARE (Intelligent Customer Acquisition and Retention for the Enterprise) is a comprehensive eCRM solution that provides Global 2000 organizations with the ability to create intelligent, more effective interactions that lead to loyal and lasting customer relationships.

Built with KANA's flexible and scalable, web-architected J2EE (Java Two Enterprise Edition platform) and COM (Common Object Model) applications, KANA iCARE is an integrated solution that spans across multiple channels. KANA iCARE provides the critical link between contact centers and marketing departments, allowing organizations to have effective, efficient interactions with customers at all points of contact (web collaboration, the phone, e-mail, live chat) and throughout the enterprise. The KANA iCARE suite leverages intelligence about both the customer and the enterprise to give contact center representatives and marketing departments the information they need to deliver effective customer interactions. KANA iCARE also employs robust analytics across its entire product family to allow companies to continually analyze and improve their customer and partner relationships. These features enable Global 2000 organizations to lower the cost of information access for their employees, customers and partners while creating profitable relationships.

Our customers can deploy KANA's iCARE applications as complete solution suites or as components that include:

  KANA Contact Center - KANA Contact Center is a multi-channel customer service application for contact centers that provides request management, solution publishing, self-service capabilities, and extranet workflow.
  KANA IQ - Bringing together a self-service solution for customers along with an assisted-service solution for contact center agents, KANA IQ is a robust knowledge base that enables customers and agents alike to quickly and accurately locate the information they need, resulting in increased customer satisfaction and agent productivity -- all while reducing queue times and low- value interactions.
  KANA ResponseIQ - KANA ResponseIQ provides Global 2000 organizations with an intelligent e-mail management suite that enables companies to better manage e-mail responses to customer inquiries by leveraging a common knowledge base that responds to requests through all communications channels. ResponseIQ automatically responds to customers' requests with answers to their questions, and forwards requests to the most qualified agents based on the rules set by the organization.
  KANA Response - KANA Response is a high performance email management system that provides agent-assisted service with fast, high volume, intelligent, automated e-mail, Web and instant messaging request management.
  KANA Marketing - A multi-channel marketing automation solution, KANA Marketing provides marketing organizations with more tools to build lasting relationships with their customers, including rapid segmentation and recurring campaign functionality.
  KANA iCARE Analytics - KANA iCare Analytics enhances the functionality of other iCARE applications to enable companies to measure and continuously improve customer service, marketing and commerce operations across all touch points.

We believe that our technology provides a competitive advantage. Our applications are designed to easily integrate with other enterprise software systems. Our iCARE architecture supports both Unix and Microsoft Windows NT operating systems, providing customers with capabilities for personalization, customer profile management, inquiry management, universal business rules, knowledge management and extranet workflow. It links with customers' legacy systems and provides a design environment to preserve their investments and speed deployments. Recent versions of our products have been built using the J2EE (Java 2 Platform, Enterprise Edition") standard, enabling these applications to provide enterprises with a secure, reliable infrastructure that facilitates fast deployment and cost-effective maintenance. By late 2002, we anticipate that J2EE versions of all of our products will be available. In addition, KANA is focusing development resources and working with Microsoft to develop versions of applications that comply with Microsoft's .Net standard. Our iCARE Architecture uses data modeling to make data located in external systems available in a our application without requiring the data to be moved or replicated. Some of our products are built using Microsoft's COM framework, which is a set of programming tools for Web-architectured software applications.

Alliances and Partnerships

We partner with leading systems integrators that have developed significant expertise with our web-architected eCRM solutions and provide our customers with a wide range of consulting, implementation, and systems integration services. Our systems integrator partners are involved in an increasing number of our customer's deployments, and by the fourth quarter of 2001, a substantial majority of our new customers were relying on systems integrators in their deployment of our products. We believe that the support of these systems integrators for our products is increasingly important in influencing new customers' decisions to license our products. In addition, systems integrators are increasingly playing an important role as resellers of our products. KANA partners, including both systems integrator partners and resellers, include Accenture, Aspect, BEA Systems, Broadvision, Cisco, CSC, Deloitte Consulting, Hewlett-Packard, IBM, KPMG Consulting, Microsoft, Sun Microsystems and WorldCom.

Services

Consulting Services. Our consulting services group provides a wide range of business and technical expertise to support our partners and customers. With the release of the iCARE suite of products in September 2001, we streamlined our internal professional services organization and began working more closely with strategic systems integrator partners for the implementation, integration, service and maintenance of our products. Our consulting services group works closely with partners during implementations to provide deep functional and industry knowledge as well as technical capabilities that assist our partners in providing high-quality, successful enterprise-wide eCRM implementations and customer satisfaction.

Technical Support. Our technical support group provides global support for our customers through a number of channels, including phone and e-mail, as well as access to the KANA Support Web site.

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

Sales

Our sales strategy is to pursue Global 2000 companies through a combination of our strategic alliances and our direct sales force. We maintain direct sales personnel across the United States and internationally throughout Europe, Canada, Singapore and Japan. Our direct sales force complements our system integrator and reseller alliances. As of December 31, 2001, 136 of our employees were employed in sales and marketing activities.

Customers

Our customers range from Global 2000 companies pursuing an e-business strategy to growing companies. As of December 31, 2001, we have licensed our solution to more than 1,200 customers in a variety of industries worldwide. The following is a list of customers that we believe are representative of our overall customer base:
Financial Services ADP Aetna Ameritrade Bank of America Credit Suisse Group Chase Manhattan Cigna CitiGroup E*Trade GE Capital Southtrust Bank	Communications Ameritech BellSouth Cingular Wireless MTV Quest Southwest Bell Verizon US West
Health Care Baxter Health Organization Blue Cross Blue Shield Minnesota Bristol Myers Squibb Kaiser Permanente	Government/Education The Dutch Tax Office Hong Kong University of Science and Technology Stanford University State of California Washington Metropolitan Area Transit Authority
Technology Alta Vista Compaq Earthlink eBay Fujitsu Gateway, Inc. Hewlett-Packard Hotjobs Microsoft Napster Sony Computer Entertainment Texas Instruments Yahoo!	Travel American Airlines Best Western International British Airways Delta Airlines Northwest Airlines Priceline.com Rail Europe Travelocity United Airlines
Manufacturing/Consumer Goods Adidas Andersen Windows Canon Ford Honda Kodak Taylor Made	Retail 1-800 Flowers BarnesandNoble.com BMG Music Estee Lauder Home Depot Red Envelope Staples.com The Gap Williams-Sonoma

No customer accounted for 10% or more of our total revenues in 2001, 2000 or 1999. However, a substantial portion of our license and service revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers.

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

As of December 31, 2001, 136 of our employees were engaged in research and development activities. We restructured our organization throughout 2001, in order to streamline operations, eliminate redundant positions after the merger with Broadbase, reduce costs and bring our staffing and structure in line with industry standards and current economic conditions. In connection with this restructuring, we had a net reduction of 179 employees engaged in research and development activities. These net reductions have been significant, particularly in light of the personnel added with our merger with Broadbase Software in June 2001.

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

Competition

The market for our products and services is intensely competitive, evolving and subject to rapid technological change. Our primary competitors are Siebel Systems, Inc., PeopleSoft, Inc., and E.piphany, Inc. Furthermore, we may face increased competition should we expand our product line through acquisition of complementary businesses or otherwise.

We believe that the principal competitive factors affecting our market include having a significant base of referenceable customers, the breadth and depth of a given solution, product quality and performance, customer service, core technology, product scalability and reliability, product features, and the ability to implement solutions. We believe that our solution currently competes favorably with respect to these factors, and that KANA's Web-based architecture provides it with a competitive advantage. However, we may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

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

Intellectual Property

We rely upon a combination of patent, copyright, trade secret and trademark laws to protect our intellectual property. We currently have one issued U.S. patent and a number of U.S. patent applications pending. Our pending applications, if allowed, in conjunction with our issued patent, will cover a material portion of our products and services. We have also filed international patent applications corresponding to some of our U.S. applications.

In addition, we have several trademarks that are registered or pending registration in the U.S. or abroad. Although we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. Others may develop technologies that are similar or superior to our technology.

We generally enter into confidentiality or license agreements with our employees, consultants and alliance partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States. In addition, some of our license agreements require us to place the source code for our products into escrow. These agreements generally provide that some parties will have a limited, non-exclusive right to use this code if:

• there is a bankruptcy proceeding instituted by or against us;

• we cease to do business without a successor; or

• we discontinue providing maintenance and support.

Substantial litigation regarding intellectual property rights exists in the software industry. Our software products may be increasingly subject to third- party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Some of these competitors may make a claim of infringement against us with respect to our products and technology. For example, we have been contacted by a company that has asked us to evaluate the need for a license of certain patents that this company holds, relating to certain call-center applications. See "Risk Factors-We may become involved in litigation over proprietary rights, which could be costly and time consuming."

Employees

As of December 31, 2001, we had 409 full-time employees, 78 of whom were in our services and support group, 136 in sales and marketing, 136 in research and development, and 59 in finance, administration and operations. We have restructured our organization throughout 2001, with net workforce reductions of approximately 772 employees, in order to streamline operations, eliminate redundant positions after the merger with Broadbase, and reduce costs and bring our staffing and structure in line with industry standards and current economic conditions. These reductions have been significant, particularly in light of the increase of approximately 896 employees upon our merger with Broadbase in June 2001.

Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business.

Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for these personnel is intense, particularly in the San Francisco Bay Area where we are headquartered. Due to the limited number of people available with the necessary technical skills and understanding of the Internet, we may not be able to retain or attract these key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. See "Risk Factors-We may be unable to hire and retain the skilled personnel necessary to develop and grow," "-We may face difficulties in hiring and retaining qualified sales personnel to sell our products and services, which could impair our growth," and "-Our cost reduction initiatives may adversely affect the morale and performance of our personnel and our ability to hire new personnel."

Item 2. Properties

Our corporate offices are located in Menlo Park, California, where we lease approximately 80,000 square feet under 3 leases that expire in July 2002 and April 2007. As of December 31, 2001, the annual base rent for these facilities totaled approximately $1.7 million. Also, we lease approximately 35,000 square feet of space in Manchester, New Hampshire. The lease expires in April 2005, and we have an option to extend the lease for two additional five- year terms. The annual base rent for the New Hampshire lease totals approximately $451,000.

In addition, we lease smaller facilities and offices in several cities throughout the United States, and internationally throughout Europe, Australia, Japan, and Singapore. The terms of these leases renew semi-annually unless terminated. We believe that our office space will be sufficient to meet our needs through at least the next 12 months.

In addition, we have a total of approximately 161,000 square feet of excess space available for disposition. Locations of the excess space include Menlo Park and San Francisco, California, Natick, Massachusetts, Princeton, New Jersey and Marlow in the United Kingdom. Remaining lease commitment terms on these leases vary from three to eight years. We are seeking to dispose of the excess space. We have $27.4 million in accrued restructuring and merger costs as of December 31, 2001 which is our estimate, as of that date, of the disposition costs of these excess facilities. However, if we determine that any of these real estate markets continues to deteriorate, additional adjustments to this accrual may be required, which would result in additional restructuring costs in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase income in the period in which such determination is made.

Item 3. Legal Proceedings

In April 2001, Office Depot, Inc. filed a complaint against KANA claiming that KANA has breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to KANA, attorneys' fees and costs. The litigation is currently in its early stages. We intend to defend this claim vigorously and do not expect it to have a material impact on our results of operations. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results from operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Capital Corp as well as KANA and certain current and former officers of KANA have been named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a class of plaintiffs who purchased KANA's stock between September 21, 1999 and December 6, 2000 in connection with KANA's initial public offering. Specifically, the complaints alleged that the underwriter defendants engaged in a scheme concerning sales of KANA's securities in the initial public offering and in the aftermarket. Discovery against the issuers such as KANA and against the individuals such as the current and former officers of KANA has been stayed by order of the Court pending further developments with respect to the claims against the underwriters. We believe we have good defenses to these claims and intend to defend the action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

On December 11, 2001, we held a special stockholders' meeting to vote on an amendment to our Certificate of Incorporation to authorize our board of directors to effect a reverse split of our outstanding common stock at an exchange ratio of one-for-ten. The votes cast for and against this action were 14,104,502 and 559,227, respectively, with 18,358 votes abstaining.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Our common stock is listed on the Nasdaq Stock Market under the Symbol "KANA".

The following table sets forth the range of high and low closing sales prices for each period indicated, adjusted for the two-for-one forward stock split effective February 2000, and the one-for-ten reverse split effective December 2001:

	High	Low
Fiscal 2000
First Quarter	$1,698.10	$680.00
Second Quarter	618.80	296.30
Third Quarter	722.50	220.00
Fourth Quarter	283.60	88.40
Fiscal 2001
First Quarter	120.00	17.19
Second Quarter	25.60	6.25
Third Quarter	20.40	3.60
Fourth Quarter	21.05	3.70

There were approximately 1,557 stockholders of record as of February 28, 2002. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the beneficial stockholders of the shares of our common stock as of February 28, 2002 was approximately 60,000.

We have not paid any cash dividends on our capital stock. We currently intend to retain our earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing credit facilities prohibit the payment of cash or stock dividends on our capital stock without the lender's prior written consent. See Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Recent Unregistered Sales of Securities

The following table provides information about our unregistered sales of KANA securities since January 1, 2001.
Class of Purchasers	Date of Sale	Title of Securities	Number of Securities	Aggregate Purchase Price*	Form of Consideration
1 investor	August 7, 2001	Warrant to Purchase Common Stock	25,000	$1,000,000	Execution of Amendment to License Agreement
1 investor	August 9, 2001	Warrant to Purchase Common Stock	150,000	$99,750	Performance of Master Alliance Agreement
1 investor	September 5, 2001	Warrant to Purchase Common Stock	5,000	$7,500	Agreement to refer customers
2 investors	November 29, 2001	Warrants to Purchase Common Stock	386,118	$3,861,180	Execution of Share Purchase Agreement with investors
20 investors	February 8 and 11, 2002	Common Stock	2,910,000	$34,500,000	Cash

___________

* The aggregate purchase price represents the aggregate exercise price of a warrant, and assumes the purchaser exercises the warrant in full, using cash to pay the exercise price. None of the purchasers paid any cash consideration to receive warrants.

All sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment and who represented to the issuer that the shares were being acquired for investment.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of KANA Software, Inc. and the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K.

The consolidated statement of operations data for each of the years in the five-year period ended December 31, 2001, and the consolidated balance sheet data at December 31, 2001, 2000, 1999, 1998 and 1997 are derived from our consolidated financial statements. The diluted net loss per share computation excludes potential shares of common stock (preferred stock, options to purchase common stock and common stock subject to repurchase rights held by us), since their effect would be antidilutive. See Note 1 of Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. The historical results are not necessarily indicative of results to be expected for any future period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            Years Ended December 31,
                                               -------------------------------------------------------
                                                 2001        2000        1999       1998       1997
                                               ---------  -----------  ---------  ---------  ---------
                                                        (in thousands, except per share amounts)
Consolidated Statement of
 Operations Data:
Revenues:
 License..................................... $  37,963  $    75,360  $  10,536  $   2,014  $      --
 Service.....................................    48,907       37,657      2,966        333        617
                                               ---------  -----------  ---------  ---------  ---------
 Total revenues..............................    86,870      113,017     13,502      2,347        617
                                               ---------  -----------  ---------  ---------  ---------
Cost of revenues:
 License.....................................     2,536        2,856        271         54         --
 Service.....................................    48,074       51,144      6,383        666        253
                                               ---------  -----------  ---------  ---------  ---------
Total cost of revenues.......................    50,610       54,000      6,654        720        253
                                               ---------  -----------  ---------  ---------  ---------
Gross profit.................................    36,260       59,017      6,848      1,627        364
                                               ---------  -----------  ---------  ---------  ---------
Operating expenses:
 Sales and marketing.........................    69,635       88,186     21,199      5,504        512
 Research and development....................    35,558       42,724     12,854      5,669        971
 General and administrative..................    21,215       18,945      5,018      1,826        378
 Amortization of stock-based compensation....    15,880       14,715     80,476      1,456        113
 Amortization of goodwill and
  identifiable intangibles...................   127,660      873,022         --         --         --
 Merger and transition related costs.........    13,443        6,564      5,635         --         --
 Restructuring costs.........................    89,047           --         --
 In process research and development.........        --        6,900         --         --         --
 Goodwill impairment.........................   603,446    2,084,841         --         --         --
                                               ---------  -----------  ---------  ---------  ---------
 Total operating expenses....................   975,884    3,135,897    125,182     14,455      1,974
                                               ---------  -----------  ---------  ---------  ---------
Operating loss...............................  (939,624)  (3,076,880)  (118,334)   (12,828)    (1,610)
Impairment of investment.....................    (1,000)          --         --         --         --
Other income (expense), net..................     1,521        4,834       (744)       227         57
                                               ---------  -----------  ---------  ---------  ---------
Loss from continuing operations..............  (939,103) $(3,072,046) $(119,078) $ (12,601) $  (1,553)
Discontinued operation:
 Income (loss) from operations of
   discontinued operation....................      (125)       1,173        335         --         --
 Loss on disposal, including provision of
   $1.1 million for operating losses
   during phase-out period...................    (3,667)          --         --         --         --
                                               ---------  -----------  ---------  ---------  ---------
         Net loss............................ $(942,895)  (3,070,873)  (118,743)   (12,601)    (1,553)
                                               =========  ===========  =========  =========  =========
Basic and diluted net loss per share:
  Loss from continuing operations ........... $  (68.33) $   (395.83) $  (46.21) $  (20.13) $   (3.74)
  Income (loss) from discontinued operation..     (0.28)        0.15       0.13         --         --
                                               ---------  -----------  ---------  ---------  ---------
  Net loss .................................. $  (68.61) $   (395.68) $  (46.08) $  (20.13) $   (3.74)
                                               =========  ===========  =========  =========  =========
Shares used in computing basic and
  diluted net loss per share amounts.........    13,743        7,761      2,577        626        415
                                               =========  ===========  =========  =========  =========

                                                                      December 31,
                                               -------------------------------------------------------
                                                 2001        2000        1999       1998       1997
                                               ---------  -----------  ---------  ---------  ---------
                                                                      (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and
 Short-term investments...................... $  40,130  $    76,499  $  53,217  $  14,035  $   5,594
Working capital..............................   (13,697)      52,753     38,591     11,833      5,364
Total assets.................................   160,672      980,124     70,229     16,876      6,158
Total stockholders' equity................... $  66,839  $   899,452  $  48,500  $  12,951  $   5,684

ITEM 7. MANAGEMENT'S DISCLOSURE AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations and other parts of this report contain forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from" those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of enterprise Customer Relationship Management (eCRM) software solutions that deliver integrated communication and business applications built on a Web-architectured platform. Our software helps our customers to better service, market to, and understand their customers and partners, while improving results and decreasing costs in contact centers and marketing departments. We offer multi-channel customer relationship management that combines our KANA eCRM Architecture with several enterprise applications. Our customer-focused service and marketing software applications enable organizations to improve customer and partner relationships by allowing them to interact with their customers and partners through web contact, web collaboration, e-mail and telephone.

In 1999, we completed mergers with Connectify, Business Evolution and netDialog pursuant to which these companies became our wholly-owned subsidiaries. We issued an aggregate of approximately 999,303 shares of our common stock in exchange for all outstanding shares and warrants of the acquired companies and reserved 41,669 shares of common stock for issuance upon the exercise of Connectify options and warrants. The mergers were each accounted for as a pooling of interests.

On April 19, 2000, we completed a merger with Silknet under which Silknet became our wholly-owned subsidiary. The transaction was accounted for using the purchase method of accounting. The purchase price approximated $3.8 billion. In connection with the merger, we recorded goodwill and intangible assets of approximately $3.8 billion, which we were amortizing over a period of three years. During the quarters ended March 31, 2001 and December 31, 2000, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. As a result of our review, we recorded impairment charges of $603.4 million and $2.1 billion, respectively, relating to goodwill.

On June 29, 2001, we completed a merger with Broadbase. This transaction was accounted for using the purchase method of accounting. The purchase price approximated $101.4 million.

In December 2001, our Board of Directors recommended and our stockholders approved a one-for-ten reverse stock split of the common stock for stockholders of record on December 13, 2001. All share and per share amounts have been retroactively restated to reflect the effect of this stock split.

In 1999, we initiated our KANA Online business. Our KANA Online business provided a hosted environment of our software to customers. Our servers for this business are maintained by a third-party service provider. In the second quarter of 2001, we adopted a plan to discontinue the KANA Online business. We have accounted for our KANA Online business as a discontinued operation.

We derive our revenues from the sale of software product licenses and from professional services including implementation, consulting, training and maintenance. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software by us, the license fee is fixed or determinable and collection of the fee is reasonably assured. If the arrangement involves significant customization of the software by us, the fee, excluding the portion attributable to maintenance, is recognized using the percentage-of-completion method. Service revenue includes revenues from maintenance contracts, implementation, training and consulting services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Revenue from implementation, training, and consulting services is recognized as the services are provided.

Since 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. For the twelve months ended December 31, 2001, we incurred a net loss of $942.9 million. Included in the net loss is approximately $603.4 million related to the impairment of goodwill in 2001. As of December 31, 2001, we had an accumulated deficit of $4.1 billion. We expect to decrease our operating losses in 2002.

As of December 31, 2001, we had 409 full-time employees. We have restructured our organization throughout 2001, with net workforce reductions of approximately 772 employees, in order to streamline operations, eliminate redundant positions after the merger with Broadbase, reduce costs and bring our staffing and structure in line with industry standards and current economic conditions. These reductions have been significant, particularly in light of the increase of approximately 896 employees upon our merger with Broadbase in June of 2001.

We believe that our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly evolving markets like ours. Although we have experienced revenue growth in the past, our revenues have declined in recent periods, and we may not be able to achieve revenue growth in the future, particularly in light of increasing competition in our markets, the weak economy, and declining expenditures on enterprise software products. Furthermore, we may not achieve or maintain profitability in the future.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collectibility of receivables, goodwill and intangible assets, contract loss reserve, product warranties, income taxes, and restructuring. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

Revenue Recognition. In addition to determining our results of operations for a given period, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue recognition rules for software companies are very complex, and certain judgments affect the application of our revenue policy. The amount and timing of our revenue is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

License revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable and collectibility is reasonably assured.

In software arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Determining whether vendor-specific objective evidence exists is subject to judgment, and resulting fair values used in determining the value of undelivered elements is also subject to judgment and estimates.

Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection.

Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis or, in certain situations, on a fixed-fee basis, under separate service arrangements. Implementation services are periodically performed under fixed-fee arrangements and in such cases, consulting revenues are recognized on a percentage-of- completion basis. Revenues from consulting and training services are recognized as services are performed.

Reserve for Loss Contract. We are party to a contract with a customer that involves a fixed fee as payment for services upon meeting certain milestone criteria. We estimate the total expected costs of providing services necessary to complete the contract and compare these costs to the fees expected to be received under the contract. As a result of our recent restructuring in 2001, substantially all of the remaining services are being provided by a third party. Since the costs are expected to exceed the associated fees received, loss reserves are recorded and expensed in cost of service revenues. Estimates of applicable costs are subject to revision and could vary materially from estimates, resulting in either increases or decreases in the estimated loss reserve which could have a material impact on cost of service revenues in future periods.

Collectibility of Receivables. A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We have recorded significant increases in the allowance for doubtful accounts in fiscal 2001 due to the rapid downturn in the economy, and in the technology sector in particular. There is no assurance that we will not need to record increases to the allowance in the future.

Accounting for Internal Use Software. Software development costs, including costs incurred to purchase third party software are capitalized beginning when we have determined factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the we have authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of generally three years using the straight-line method. As of December 31, 2001, we had $4.8 million of capitalized costs of internal use software.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations.

Restructuring. During 2001, we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to contractual obligations related to excess leased facilities. We have worked with external real estate advisors in each of the markets where the properties are located so that we may estimate the amount of the accrual. This process involves significant judgments regarding these markets. If the real estate market continues to worsen, additional adjustments to the reserve may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if the real estate market strengthens, and we are able to sublease the properties earlier or at more favorable rates than projected, adjustments to the reserve may be required that would increase income in the period in which such determination is made.

Goodwill and Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. We regularly evaluate acquired businesses for potential indicators of impairment of goodwill and intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Beginning in fiscal 2002, the methodology for assessing potential impairments of intangibles changed based on new accounting rules issued by the Financial Accounting Standards Board. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Warranty Allowance. We must make estimates of potential warranty obligations. We actively monitor and evaluate the quality of our software and analyze any historical warranty costs when we evaluate the adequacy of our warranty allowance. Significant management judgments and estimates must be made and used in connection with establishing the warranty allowance in any accounting period. Material differences may result in the amount and timing of our expenses for any period if management made different judgments or utilized different estimates. To date our provisions for warranty allowance have been immaterial.

Income taxes. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing income in the period in which such determination was made.

Contingencies and Litigation. We are subject to proceedings, lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable losses. A determination of the amount of loss contingency required, if any, for these matters are made after careful analysis of each individual matter. The required loss contingencies may change in the future as the facts and circumstances of each matter changes.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2001. The information has been derived from our unaudited consolidated financial statements that, in management's opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                    Quarter Ended
                                   ----------------------------------------------------------------------------------------
                                   Mar. 31,   June 30,   Sept. 30,    Dec 31,    Mar. 31,   June 30,   Sept. 30,   Dec 31,
                                     2000       2000       2000        2000        2001       2001       2001       2001
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
                                                                    (in thousands)
Consolidated Statement
 of Operations Data:
Revenues:
 License......................... $   7,329  $  15,574  $  23,730  $    28,727  $  11,857  $   9,587  $   2,891  $  13,628
 Service.........................     2,505      8,280     15,312       11,560     10,656     12,542     14,507     11,202
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
  Total revenues.................     9,834     23,854     39,042       40,287     22,513     22,129     17,398     24,830
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Cost of revenues:
 License.........................       143        658        918        1,137        633        653        503        747
 Service.........................     3,413      9,438     14,824       23,469     15,445      7,378     20,224      5,027
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
  Total cost of
   revenues......................     3,556     10,096     15,742       24,606     16,078      8,031     20,727      5,774
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Gross profit (loss)..............     6,278     13,758     23,300       15,681      6,435     14,098     (3,329)    19,056
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Operating expenses:
 Sales and marketing.............    11,210     21,338     25,749       29,889     26,534     13,789     19,205     10,107
 Research and
  development....................     5,239     11,059     12,993       13,433     12,949      6,273     10,236      6,100
 General and
  administrative.................     1,835      3,747      6,347        7,016      6,068      2,523      9,500      3,124
 Amortization of stock-
  based compensation.............     3,320      3,593      3,790        4,012      4,112      2,250      4,177      5,341
 Amortization of goodwill
  and identifiable
  intangibles....................        --    247,043    312,865      313,114     86,852     13,730     13,551     13,527
 Merger and transition
  related costs..................        --      6,564         --           --         --      6,676      4,841      1,926
 Restructuring costs.............        --         --         --           --     19,930     34,327     32,081      2,709
 In process research and
  development....................        --      6,900         --           --         --         --         --         --
 Goodwill impairment.............        --         --         --    2,084,841    603,446         --         --         --
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
  Total operating expenses.......    21,604    300,244    361,744    2,452,305    759,891     79,568     93,591     42,834
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Operating loss...................   (15,326)  (286,486)  (338,444)  (2,436,624)  (753,456)   (65,470)   (96,920)   (23,778)
Impairment of investment.........        --         --         --           --         --         --         --     (1,000)
Other income (expense), net......       644      1,247      2,039          904        302       (252)       858        613
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Loss from continuing operations .   (14,682)  (285,239)  (336,405)  (2,435,720)  (753,154)   (65,722)   (96,062)   (24,165)
Discontinued operation:
 Income (loss) from operations
   of discontinued operation.....       237        295         71          570        258       (383)        --         --
 Loss on disposal, including
   provision of $1.1 million
   for operating losses during
   phase-out period..............        --         --         --           --         --     (3,667)        --         --
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
         Net loss................ $ (14,445) $(284,944) $(336,334) $(2,435,150) $(752,896) $ (69,772) $ (96,062) $ (24,165)
                                   =========  =========  =========  ===========  =========  =========  =========  =========

As a Percentage of Total
 Revenues:
Revenues:
 License.........................      74.5%     65.3%     60.8%       71.3%     52.7%     43.3%     16.6%     54.9%
 Service.........................      25.5       34.7       39.2         28.7       47.3       56.7       83.4       45.1
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
  Total revenues.................     100.0      100.0      100.0        100.0      100.0      100.0      100.0      100.0
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Cost of revenues:
 License.........................       1.5        2.8        2.4          2.8        2.8        3.0        2.9        3.0
 Service.........................      34.7       39.6       38.0         58.3       68.6       33.3      116.2       20.2
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
  Total cost of
   revenues......................      36.2       42.3       40.3         61.1       71.4       36.3      119.1       23.3
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Gross profit (loss)..............      63.8       57.7       59.7         38.9       28.6       63.7      (19.1)      76.7
                                   ---------  ---------  ---------  -----------  ---------  ---------  ---------  ---------
Selected operating
 expenses:
 Sales and marketing.............     114.0       89.5       66.0         74.2      117.9       62.3      110.4       40.7
 Research and
  development....................      53.3       46.4       33.3         33.3       57.5       28.3       58.8       24.6
 General and
  administrative.................      18.7%     15.7%     16.3%       17.4%     27.0%     11.4%     54.6%     12.6%

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

Results of Operations

The following table sets forth selected data for the periods presented expressed as a percentage of total revenues.

                                                               Years Ended December 31,
                                                          -----------------------------------
                                                             2001        2000         1999
                                                          ----------  -----------  ----------
Revenues:
 License................................................       43.7%       66.7%      78.0%
 Service................................................       56.3         33.3        22.0
                                                          ----------  -----------  ----------
   Total revenues.......................................      100.0        100.0       100.0
                                                          ----------  -----------  ----------
Cost of revenues:
 License................................................        2.9          2.5         2.0
 Service................................................       55.4         45.3        47.3
                                                          ----------  -----------  ----------
   Total cost of revenues...............................       58.3         47.8        49.3
                                                          ----------  -----------  ----------
Gross profit............................................       41.7         52.2        50.7

Selected operating expenses:
 Sales and marketing....................................       80.2         78.0       157.0
 Research and development...............................       40.9         37.8        95.2
 General and administrative.............................       24.4         16.8        37.2

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenues

Total revenues decreased by 23% to $86.9 million for the year ended December 31, 2001 from $113.0 million for the year ended December 31, 2000 primarily as a result of decreased license revenue as discussed below.

License revenues decreased by 50% to $38.0 million for the year ended December 31, 2001 from $75.4 million for 2000. This decrease in license revenue was primarily due to a decrease in the number of license transactions, resulting from the weakness in the economy throughout 2001, and particularly in the third quarter of 2001 following the events of September 11, 2001. This decrease was partially offset in the fourth quarter by sales of products formerly offered by Broadbase, which were not included in our revenues prior to the June 2001 merger. License revenues represented 44% of total revenues in 2001 and 67% in 2000. We anticipate license revenue will increase as a percentage of total revenue in the future due to the reduction in our professional services as a result of our shift during the fourth quarter of 2001 to increase our use of third party integrators for providing implementation services to our customers. We expect license revenues to increase in absolute dollars in 2002 from 2001. However, the market for our products in unpredictable and intensely competitive, and sales of our products are subject to fluctuations in the economy and the corresponding effect on corporate purchasing habits.

Service revenues increased by 30% to $48.9 million for the year ended December 31, 2001 from $37.7 million for 2000. Service revenues increased primarily due to service engagements in quarters following increased licensing activity. Given the increase in licensing activity in 2000 compared to 1999, as well as the first quarter of 2001 compared to the first quarter of 2000, service revenue in 2001 increased from 2000. However, during the third and fourth quarters of 2001, service revenues began to decline slightly from the same periods in 2000. We expect that service revenues in 2002 will be lower than the comparative periods in 2001 due to the shift in the fourth quarter of 2001 to increase the use of third party integrators for providing implementation services to our customers. Service revenues represented 56% of total revenues for the year ended December 31, 2001 and 33% of total revenues for 2000.

Revenues from international sales were $13.8 million in the year ended December 31, 2001 and $19.5 million in the year ended December 31, 2000. Our international revenues were derived from sales in Europe, Canada, Asia Pacific and Latin America.

Cost of Revenues

Total cost of revenues decreased by 6% to $50.6 million for the year ended December 31, 2001 from $54.0 million for the year ended December 31, 2000, primarily due to decreased cost of service revenues as discussed below.

Cost of license revenue consists primarily of third party software royalties, product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue for 2001 was 7% compared to 4% in 2000. The increase was due to the reduced license revenue and fixed nature of some of the license costs, as well as an increase in royalties from 2000. We expect that our cost of license revenue as a percentage of sales in 2002 will be approximately the same as in 2001.

Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementation and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue decreased to 98% of service revenue for 2001 compared to 136% for the same period in the prior year. This was primarily due to more consistent utilization of our professional services personnel in revenue-generating services during the first half of 2001, offset by an increase of the estimated costs to complete a fixed fee contract recorded in the third quarter of 2001. During the fourth quarter of 2001, service margins improved due to the shift in service revenue mix following the shift to increase use of third party integrators to provide implementation services to our customers. As a result, support revenues comprised a larger percentage of service revenues, which have yielded better margins than training and consulting revenues.

We anticipate that cost of service revenue will decrease in absolute dollars in the future due to reductions in services personnel because of the shift to increase use of third party integrators made in the third and fourth quarters of 2001. As a percentage of revenue, we expect cost of services to be lower in 2002 than in 2001 due to an increase in the support portion of service revenues, which realizes higher gross margins than our professional services. Our support revenues relate to providing telephone support and product maintenance and updates. Our professional services revenues relate to providing consulting and implementation services.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing collateral materials. Sales and marketing expenses decreased by 21% to $69.6 million for the year ended December 31, 2001 from $88.2 million for the year ended December 31, 2000. This decrease was attributable primarily to reductions in sales and marketing personnel, and to a lesser extent, decreases in sales commissions associated with decreased revenues and decreases in marketing costs, primarily in advertising and promotional activities. As a percentage of total revenues, sales and marketing expenses were 80% for the year ended December 31, 2001 and 78% for the year ended December 31, 2000. We anticipate that sales and marketing expenses will be lower in absolute dollars and as a percentage of revenue in 2002 than in 2001 due to decreased personnel and promotional expenditures.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by 17% to $35.6 million for the year ended December 31, 2001 from $42.7 million for the year ended December 31, 2000. This decrease was attributable primarily to the reduction of personnel and related benefits and facility costs. As a percentage of total revenues, research and development expenses were 41% for the year ended December 31, 2001 and 38% for the year ended December 31, 2000. We anticipate that research and development expenses will be slightly lower in absolute dollars in 2002 than in 2001, and will fluctuate as a percentage of revenue depending on the timing and amount of revenue.

General and Administrative. General and administrative expenses increased by 12% to $21.2 million for the year ended December 31, 2001 from $18.9 million for the year ended December 31, 2000. The increase resulted from higher overall general and administrative costs in the first quarter of 2001 compared to the same period in 2000 due to internal growth, the acquisition and integration of Broadbase, as well as higher bad debt expense throughout 2001 compared to 2000. As a percentage of total revenues, general and administrative expenses were 24% for the year ended December 31, 2001 and 17% for the year ended December 31, 2000. We anticipate that general and administrative costs will be lower in absolute dollars in 2002 compared to 2001 due to general and administrative staff reductions in the second half of 2001. We anticipate general and administrative expenses will be lower in 2002 as a percentage of revenue compared to 2001, and will fluctuate as a percentage of revenue depending on the timing and amount of revenue.

Amortization of Stock-Based Compensation. In connection with the granting of stock options to our employees, we recorded unearned stock-based compensation charges. These charges represent the total difference between the exercise prices of stock options and the deemed fair market value of the underlying common stock for accounting purposes on the date these stock options were granted. The majority of these charges relate to grants made prior to our initial public offering. In 2001, options granted with an exercise price below the fair market value resulted in a charge of $2.6 million, and cancellations of grants with previous associated charges resulted in a reversal of $3.0 million. In connection with the merger with Broadbase, we recorded unearned stock-based compensation totaling approximately $15.5 million during the year ended December 31, 2001. These amounts are included as a component of stockholders' equity and are being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

In September 2000, we issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock pursuant to a stock and warrant purchase agreement in connection with our global strategic alliance. The shares of the common stock issued were fully vested, and we recorded a charge of approximately $14.8 million to be amortized over the four-year term of the agreement. As of December 31, 2001, 33,077 shares of common stock subject to the warrant were fully vested and 19,423 shares had been forfeited, with the remainder to become vested upon the achievement of certain performance goals. The vested portion of the warrant was valued using the Black-Scholes model resulting in charges totaling $2.0 million of which $1.0 million is being amortized over the remaining term of the agreement and $1.0 million was immediately expensed in the fourth quarter of 2000. We will incur a charge to stock-based compensation for the unvested portion of the warrant when performance goals are achieved. As of December 31, 2001, unvested shares of common stock under the warrant had a fair value of approximately $389,000 based upon the fair market value of our common stock at such date.

In June 2001, we entered into an agreement to issue to a customer a fully vested and exercisable warrant to purchase up to 25,000 shares of common stock pursuant to a warrant purchase agreement. We have recorded deferred stock-based compensation of $330,000 for the warrant using the Black-Scholes model. This amount is being amortized as a reduction to revenue.

In September 2001, we issued to a customer a warrant to purchase up to 5,000 shares of common stock pursuant to a warrant purchase agreement. The warrant fully vests in September 2006 and has a provision for acceleration of vesting 1,250 shares annually over four years if certain marketing criteria are met by the customer. The warrant was valued using the Black-Scholes model, resulting in a charge of approximately $29,000 which is being amortized over the five-year term of the agreement.

In September 2001, we issued to Accenture an additional warrant to purchase up to 150,000 shares of common stock pursuant to a warrant purchase agreement in connection with our global strategic alliance. The warrant is fully vested and exercisable as of September 2001. The warrant was valued using the Black-Scholes model resulting in a charge of approximately $946,000 which is being amortized over the remaining term of the agreement.

As of December 31, 2001, approximately $22.2 million of total unearned deferred stock-based compensation remained to be amortized.

At a special meeting held on February 1, 2002, our stockholders voted against the proposed issuance of up to $45 million of a Series A convertible preferred stock to two investment funds. Immediately following the stockholder vote, we elected to terminate the share purchase agreement with the investment funds. The stockholder vote followed an announcement on January 14, 2002 of the decision by our Board of Directors to withdraw its recommendation that our stockholders vote in favor of the proposed preferred stock transaction. In connection with the proposed transaction and its termination, the investment funds have received two-year warrants to purchase a total of approximately 386,000 shares of KANA's common stock at an exercise price of $10.00 per share. The issuance of these warrants will result in approximately $4.7 million of stock-based compensation expense in the first quarter of 2002. The warrants were valued using the Black- Scholes model.

The amortization of stock-based compensation by operating expense is detailed as follows (in thousands):

                                      Year Ended December 31,
                                      ------------------------
                                         2001         2000
                                      -----------  -----------
Cost of service..................... $     1,417  $     2,816
Sales and marketing.................       7,230        8,078
Research and development............       4,226        2,831
General and administrative..........       3,007          990
                                      -----------  -----------
 Total.............................. $    15,880  $    14,715
                                      ===========  ===========

Amortization of Goodwill and Identifiable Intangibles. We recorded $127.7 million in amortization in 2001 compared to $873.0 million in 2000. The decrease was due to the impairments of goodwill recorded in 2000 and 2001, as well as the amortization of negative goodwill recorded in connection with the Broadbase merger in 2001. As a result of our merger with Silknet in April 2000, $3.8 billion was allocated to goodwill and identifiable intangibles. This amount was being amortized on a straight-line basis over a period of three years from the date of acquisition in 2000. The goodwill amount was reduced upon recording impairment charges of approximately $603.4 million in the first quarter of 2001 and $2.1 billion in the fourth quarter of 2000.

We are required to adopt SFAS No. 142 effective January 1, 2002, which will result in us no longer amortizing our existing goodwill. In addition, we will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. Any impairment resulting from the transition provisions will be recorded as of January 1, 2002 and will be recognized as the effect of a change in accounting principle. We will not be able to determine if an impairment will be required until completion of such impairment test. In addition, at December 31, 2001, negative goodwill approximated $3.9 million. We will be required as part of the adoption of SFAS No. 142 to immediately recognize the unamortized negative goodwill that exists on January 1, 2002. This adjustment will be recognized as the effect of a change in accounting principle.

Merger and Transition Related Cost. In connection with the merger with Broadbase, we recorded $13.4 million of transition costs and merger-related integration expenses in 2001. The merger costs include transitional personnel costs of $5.6 million, and $7.8 million relating to duplicate facility and insurance costs, redundant assets, and professional fees associated with the merger. As of December 31, 2001, $10.3 million remains in accrued merger- related costs on the consolidated balance sheet in accrued restructuring and merger costs.

In connection with the Silknet merger, we recorded $6.6 million of transaction costs and merger-related integration expenses in 2000. These amounts consisted primarily of merger-related advertising and announcements of $4.5 million and duplicate facility costs of $1.0 million.

Restructuring Costs. For the year ended December 31, 2001, we incurred restructuring charges of approximately $89.0 million primarily related to reductions in our workforce and costs associated with certain excess leased facilities and asset impairments. The restructuring charge included $26.4 million for assets disposed of or removed from operations. Assets disposed of or removed from operations consisted primarily of leasehold improvements, computer equipment and related software, office equipment, furniture and fixtures.

The restructuring charge also included $24.4 million for severance, benefits and related costs due to reductions in our workforce. As of December 31, 2001, we had 409 full-time employees. We restructured our organization throughout 2001, with net workforce reductions of approximately 772 employees, or 65% from December 31, 2000, in order to streamline operations, eliminate redundant positions after the merger with Broadbase, reduce costs and bring our staffing and structure in line with industry standards and current economic conditions.

The restructuring charge also included $38.2 million resulting from our decision to exit and reduce certain facilities. The estimated facility costs were based on our contractual obligations, net of assumed sublease income based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2010 unless we negotiate to exit the leases at an earlier date.

A summary of restructuring expenses, payments, and liabilities for the year ended and as at December 31, 2001 is as follows (in thousands):

                                                                     Restructuring
                           Expense      Non-cash       Payments        Accrual
                          ---------   ------------   -------------   ------------
      Severance......... $  24,426   $      1,858   $      21,655   $        913
      Facilities........    38,168             --          10,750         27,418
      Asset disposals...    26,453         26,453              --             --
                          ---------   ------------   -------------   ------------
      Total ............ $  89,047   $     28,311   $      32,405   $     28,331
                          =========   ============   =============   ============

In Process Research and Development. In connection with the Silknet merger, net intangibles of $6.9 million were allocated to in-process research and development in 2000. The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility had not been achieved and which had no alternative future use at the merger date, assessing the stage and expected date of completion of the research and development effort at the merger date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in- process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Silknet had two projects in process that were 90% complete. These projects have since been completed.

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

Goodwill Impairment. We performed impairment assessments of the identifiable intangibles and goodwill recorded in connection with the Silknet merger. The assessments were performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Silknet acquisition, resulting in our net book value of our assets prior to the impairment charge significantly exceeding our market capitalization, the overall decline in the industry growth rates, and our lower than projected operating results. As a result, we recorded impairment charges of approximately $603.4 million in the first quarter of 2001 and $2.1 billion in the fourth quarter of 2000 to reduce our goodwill. The charges were based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%.

The remaining goodwill balance, excluding negative goodwill recorded in connection with the merger with Broadbase, was approximately $68.7 million at December 31, 2001.

Impairment of Investment

In connection with the merger with Silknet, we assumed a $1.5 million investment in preferred stock of a privately held company. We recorded a $1.0 million impairment charge in order to reduce the carrying value of the investment to $500,000. The impairment charge was based on a substantial decline in the estimated fair value of the investment based, in part, on the terms of a recent proposed financing. This investment is included in other assets in the consolidated balance sheet at December 31, 2001.

Other Income (Expense), net

Other income (expense), net in 2001 and 2000 consisted primarily of interest earned on cash and short-term investments offset by interest expense and other expenses. Other income (expense), net was $1.5 million for the year ended December 31, 2001 and $4.8 million for the year ended December 31, 2000. The decrease in other income (expense), net related to lower amounts of interest income earned due to lower average cash balances in 2001 than in 2000.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through December 31, 2001, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

As of December 31, 2001, we had net operating loss carryforwards for federal tax purposes of approximately $408.2 million. The federal net operating loss carryforwards, if not offset against future taxable income, will expire from 2011 through 2021. Under the provisions of the Internal Revenue Code of 1986, as amended, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Discontinued Operation

During the second quarter of 2001, we adopted a plan to discontinue the KANA Online business. We will no longer seek new business but will continue to service all ongoing contractual obligations we have to our existing customers. Accordingly, KANA Online is reported as a discontinued operation. Net assets of the discontinued operation at December 31, 2001, consisted primarily of computers and servers. The estimated loss on the disposal of KANA Online recorded during the second quarter of 2001 was $3.7 million, consisting of an estimated loss on disposal of the business of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. Revenues from our discontinued operation for the year ended December 31, 2001 were $3.2 million compared to $6.2 million in 2000.

Net Loss

Our net loss was $942.9 million and $3.1 billion for the years ended December 31, 2001, and 2000, respectively. In the past, we have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and personnel through the first quarter of 2001 and expenses related to merger and transition costs and restructuring costs. In addition, goodwill impairment, amortization of goodwill and identifiable intangibles and stock-based compensation charges have contributed to the significant net loss during 2001 and 2000. Although we anticipate that our expenditures will decrease in the future due to our cost reduction initiatives, we cannot be certain that we will attain profitability.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenues

Total revenues increased by 737% to $113.0 million for the year ended December 31, 2000 from $13.5 million for the year ended December 31, 1999 primarily as a result of increased license revenue. License revenues increased by 615% to $75.4 million for the year ended December 31, 2000 from $10.5 million for 1999. This increase in license revenue was due primarily to increased market acceptance of our products, expansion of our product line and increased sales generated by our expanded sales force and the acquisition of Silknet. License revenue represented 67% of total revenues for the year ended December 31, 2000 and 78% of total revenues for 1999.

Service revenues increased by 1,170% to $37.7 million for the year ended December 31, 2000 from $3.0 million for 1999. Service revenue increased primarily due to increased licensing activity described above, resulting in increased revenue from customer implementations, system integration projects, maintenance contracts and hosted service. Service revenue represented 33% of total revenues for the year ended December 31, 2000 and 22% of total revenues for 1999.

Revenues from international sales were $19.5 million and $1.4 million in the years ended December 31, 2000 and 1999. Our international revenues were derived from sales in Europe, Canada, Asia Pacific and Latin America.

Cost of Revenues

Total cost of revenues increased by 712% to $54.0 million for the year ended December 31, 2000 from $6.7 million for the year ended December 31, 1999, primarily due to increased cost of service revenues. Cost of license revenues increased by 954% to $2.9 million for the year ended December 31, 2000 from $271,000 for the year ended December 31, 1999, the increase mainly associated with increased license revenues and new third party software royalties. As a percentage of license revenues, cost of license revenues was 4% for the year ended December 31, 2000 and 3% for the year ended December 31, 1999. Cost of license revenues includes third party software royalties, product packaging, documentation, production and delivery costs for shipments to customers.

Cost of service revenues consists primarily of salaries and related expenses for our customer support, implementation and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenues increased by 701% to $51.1 million for the year ended December 31, 2000 from $6.4 million for the year ended December 31, 1999. The growth in cost of service revenues was attributable to an increase in personnel dedicated to support our growing number of customers and related recruiting, travel, related facility and system costs and third party consulting expenses. Additional increases are attributable to our acquisition of Silknet and the inclusion of its cost of service revenues from the effective date of the merger. As a percentage of service revenues, cost of service revenues was 136% in 2000 and 215% in 1999.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows, and marketing collateral materials. Sales and marketing expenses increased by 316% to $88.2 million for the year ended December 31, 2000 from $21.2 million for the year ended December 31, 1999. This increase was attributable primarily to the addition of sales and marketing personnel from internal growth and the Silknet acquisition, the expansion of our international sales offices, an increase in sales commissions associated with increased revenues and higher marketing costs due to expanded advertising and promotional activities. As a percentage of total revenues, sales and marketing expenses were 78% for the year ended December 31, 2000 and 157% for the year ended December 31, 1999. This decrease in sales and marketing expense as a percent of total revenues was due primarily to the increase in total revenues over the prior period.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by 232% to $42.7 million for the year ended December 31, 2000 from $12.9 million for the year ended December 31, 1999. This increase was attributable primarily to the addition of personnel, due to internal growth and the Silknet acquisition, product development and related benefits, and consulting expenses. As a percentage of total revenues, research and development expenses were 38% for the year ended December 31, 2000 and 95% for the year ended December 31, 1999. This decrease in research and development expense as a percent of total revenues was due primarily to the increase in total revenues over the prior period.

General and Administrative. General and administrative expenses increased by 278% to $18.9 million for the year ended December 31, 2000 from $5.0 million for the year ended December 31, 1999, due primarily to increased personnel from internal growth and the Silknet acquisition, increase in allowance for doubtful accounts, increase in legal and other professional service provider fees. As a percentage of total revenues, general and administrative expenses were 17% for the year ended December 31, 2000 and 37% for the year ended December 31, 1999. This decrease in general and administrative expenses as a percent of total revenues was due primarily to the proportionately greater increase in total revenues than general and administrative expenses over the prior period.

Amortization of Stock-Based Compensation. In connection with the granting of stock options to our employees, we recorded unearned stock-based compensation totaling approximately $101.0 million through December 31, 2000. This amount represents the total difference between the exercise prices of stock options and the deemed fair market value of the underlying common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

In September 2000, we issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock pursuant to a stock and warrant purchase agreement in connection with our global strategic alliance. The shares of the common stock issued were fully vested, and we have recorded a charge of approximately $14.8 million to be amortized over the four-year term of the agreement. The warrant to purchase up to 72,500 shares of common stock was immediately vested and exercisable with respect to 12,500 shares of common stock, with the remainder becoming vested upon the achievement of certain performance goals. The vested shares were valued using the Black-Scholes model resulting in a charge of $1.0 million to be amortized over the four-year term of the agreement. We will incur a charge to stock-based compensation for the unvested portion of the warrant when performance goals are achieved.

On December 31, 2000, Accenture earned and became vested in an additional 12,163 shares of common stock subject to the warrant. This vesting of shares resulted in a stock-based charge to operations of $968,000 during the quarter ended December 31, 2000.

The amortization of stock-based compensation by operating expense is detailed as follows (in thousands):

                                      Years Ended December 31,
                                      ------------------------
                                         2000         1999
                                      -----------  -----------
Cost of service..................... $     2,816  $    19,752
Sales and marketing.................       8,078       34,000
Research and development............       2,831       19,864
General and administrative..........         990        6,860
                                      -----------  -----------
 Total.............................. $    14,715  $    80,476
                                      ===========  ===========

Amortization of Goodwill and Identifiable Intangibles. In April 2000, we completed a merger with Silknet. As a result of the merger, $3.8 billion was allocated to goodwill and identifiable intangibles. This amount was being amortized on a straight-line basis over a period of three years from the date of acquisition. We recorded $873.0 million in amortization for the year ended December 31, 2000.

In Process Research and Development. In connection with the merger of Silknet, net intangibles of $6.9 million were allocated to in process research and development in 2000. The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility has not been achieved and which have no alternative future use at the merger date, assessing the stage and expected date of completion of the research and development effort at the merger date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

Acquisition Related Costs. In connection with the Silknet merger, we recorded $6.6 million of transaction costs and merger-related integration expenses in 2000. These amounts consisted primarily of merger-related advertising and announcements of $4.5 million and duplicate facility costs of $1.0 million.

Goodwill Impairment. During the quarter ended December 31, 2000, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. As a result of our review, we recorded a $2.1 billion impairment charge to reduce our goodwill. The assumptions supporting our cash flows including the discount rate were determined using our best estimates as of such date. The remaining goodwill balance of approximately $800.0 million will be amortized over its remaining useful life until January 1, 2002 upon the adoption of SFAS No. 142 as discussed above.

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

As of December 31, 2000 and December 31, 1999, we had net operating loss carryforwards for federal and state tax purposes of approximately $175.8 million and $78.6 million, respectively. These federal and state loss carryforwards are available to reduce future taxable income. The federal loss carryforwards expire at various dates into the year 2020. Under the provisions of the Internal Revenue Code of 1986, as amended, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

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

In June 2000, we completed the private placement of 250,000 shares of our common stock, raising net proceeds of approximately $120.0 million.

In November 2001, we sold 1,000,000 shares of our common stock for net proceeds of $10.0 million in a private placement transaction, and an additional 10,000 shares for net proceeds of $100,000 to the same investor in December 2001.

In February 2002, we sold 2,910,000 shares of our common stock for gross proceeds of approximately $34.5 million, prior to associated transactions costs, in a private placement transaction.

As of December 31, 2001, we had $40.1 million in cash, cash equivalents and short-term investments and a negative working capital of $13.7 million. In addition, as of December 31, 2001, we had $11.0 million in restricted cash. This is comprised of amounts related to a letter of credit totaling $5.8 million and $2.0 million of cash escrowed in order to fulfill certain contractual obligations. In addition, restricted cash included $3.2 million deposited as collateral on our leased facilities and other long-term deposits.

Our operating activities used $112.4 million of cash for the year ended December 31, 2001. These expenditures were primarily attributable to the net loss experienced during 2001, including restructuring and merger costs, offset in part by non-cash charges. Our operating activities used $90.7 million of cash for the year ended December 31, 2000 and $25.7 million of cash for the year ended December 31, 1999. These expenditures were primarily attributable to net losses experienced during these periods, offset in part by non-cash charges.

Our investing activities provided $49.6 million of cash for the year ended December 31, 2001, and consisted primarily of net sales of short-term investments and cash acquired from the acquisition of Broadbase, offset by purchases of computer equipment, furniture, fixtures and leasehold improvements of $16.8 million, and a transfer of $7.8 million to restricted cash. Our investing activities provided $22.4 million of cash for the year ended December 31, 2000, which was primarily due net sales of short-term investments and cash acquired from the acquisition of Silknet, offset by purchases of computer equipment, furniture, fixtures and leasehold improvements of $35.6 million. Our investing activities used $44.4 million of cash for the year ended December 31, 1999, which was primarily due to purchases of short-term investments and computer equipment, furniture, fixtures and leasehold improvements.

Our financing activities provided $13.0 million in cash for the year ended December 31, 2001, primarily due to proceeds from the private placement of 1,010,000 shares of our common stock, which raised net proceeds of $10.1 million. Our financing activities provided $126.2 million for the year ended December 31, 2000, primarily from the net proceeds from our private placement of 250,000 shares of our common stock, which raised net proceeds of approximately $120.0 million. Our financing activities provided $75.0 million for the year ended December 31, 1999, primarily from the net proceeds of our initial public offering and notes payable and issuances of convertible preferred stock.

At December 31, 2001, we had a line of credit totaling $3.0 million, which was collateralized by all of our assets, bore interest at the bank's prime rate plus 0.5% (5.25% as of December 31, 2001), and expired on March 1, 2002. The bank did not require any financial covenants as of December 31, 2001. Total borrowings as of December 31, 2001 and 2000 were $1,187,000 under this line of credit. Effective March 1, 2002, we replaced this line of credit with a $4.0 million facility which is collateralized by all of our assets, bears interest at the bank's prime rate plus 0.25%, and expires in March 2003 at which time the entire balance under the line of credit is due. The line of credit requires that we maintain at least a $6.0 million dollar balance in any account at the bank or that we provide cash collateral with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that we maintain at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. If we default under this line of credit, including through a violation of this covenant, the entire balance under the line of credit will become immediately due and payable.

Future payments due under debt and lease obligations as of December 31, 2001 are as follows (in thousands):

                                          Obligations    Non-cancelable
                               Line of    Under Capital    Operating
   Year Ending December 31,   Credit (1)   Leases (2)       Leases          Total
  --------------------------  ---------   ------------   -------------   ------------
     2002................... $   1,187   $        182   $      10,205   $     11,574
     2003...................        --            131           8,407          8,538
     2004...................        --             12           7,961          7,973
     2005...................        --             --           6,512          6,512
     2006...................        --             --           5,586          5,586
     Thereafter.............        --             --          16,662         16,662
                              ---------   ------------   -------------   ------------
                             $   1,187   $        325   $      55,333   $     56,845
                              =========   ============   =============   ============

(1) In March 2002, we replaced our line of credit with a $4.0 million facility. Borrowings under this facility total $1,187,000 as of March 1, 2002 and are due in 2003.

(2) During 2002, 2003 and 2004, we will make interest payments totaling $41,000 in relation to the Obligations under Capital Leases; this interest component is included in the commitment schedule above.

In the past, we have experienced substantial increases in expenditures consistent with growth in our operations and personnel. To reduce our expenditures, we restructured in several areas, including reduced staffing, expense management and capital spending. We have restructured our organization throughout 2001 with net workforce reductions of approximately 772 employees, in order to streamline operations, eliminate redundant positions after the merger with Broadbase, and reduce costs and bring our staffing and structure in line with industry standards and current economic conditions. These reductions have been significant, particularly in light of the increase of approximately 896 employees upon our merger with Broadbase in June of 2001. Our most recent reduction in force which reduced staff by approximately 365 positions across all departments was announced on September 28, 2001. In addition, we have raised approximately $34.5 million of gross proceeds, prior to transaction costs, in a private placement of approximately 2.9 million shares of common stock, completed on February 12, 2002. We expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Significant expected cash outflows through the first half of 2002 include approximately $15 million in payments relating to accrued merger and restructuring costs, as well as approximately $10 million of capital expenditures on certain corporate infrastructure. In addition, although we expect to experience overall positive cash flows in the first quarter of 2002 as a result of the private placement, we expect to continue to experience negative cash flows from operations through the first quarter of 2002. If we experience a decrease in demand for our products from the level experienced in the fourth quarter of 2001, then we would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board ("APB") No.16, Business Combinations. The provisions of SFAS No.141 were adopted July 1, 2001. The most significant changes made by SFAS No.141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

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

We adopted SFAS No.141 effective July 1, 2001 which will result in us accounting for any business combination consummated on or after that date under the purchase method of accounting. We will also apply the non-amortization provisions of SFAS No. 142 for any business combination consummated on or after July 1, 2001. The adoption of SFAS No. 141 will not change the method of accounting used in previous business combinations.

We are required to adopt SFAS No. 142 effective January 1, 2002, which will result in us no longer amortizing our existing goodwill. At December 31, 2001, net goodwill was $64.8 million and goodwill amortization expense was $127.7 million for the year ended December 31, 2001. We will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. Any impairment resulting from the transition provisions will be recorded as of January 1, 2002 and will be recognized as the effect of a change in accounting principle. We will not be able to determine if an impairment will be required until completion of such impairment test. In addition, at December 31, 2001, negative goodwill approximated $3.9 million. We will be required as part of the adoption of SFAS No. 142 to immediately recognize the unamortized negative goodwill that exists on January 1, 2002. This adjustment will be recognized as the effect of a change in accounting principle.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a significant impact on our financial statements or results of operations.

RISK FACTORS

Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. The risks described below are not the only ones facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may become important factors that impair our business operations. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report and our other public filings..

Risks Related to Our Business

Because we have a limited operating history, there is limited information upon which you can evaluate our business.

We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. Any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. We were incorporated in July 1996 and first recorded revenue in February 1998. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Moreover, due to our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited. In addition, in June 2001, we completed our merger with Broadbase. Because we have limited experience operating as a combined company, our business is even more difficult to evaluate. Many of these risks are discussed in the subheadings below, and include our ability to:

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

Our quarterly revenues and operating results may fluctuate in future periods and we may fail to meet the expectations of investors and public market analysts, which could cause the price of our common stock to decline.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because our products and services are relatively new and our prospects are uncertain. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described under the subheadings of this "Risks Associated with KANA's Business and Future Operating Results" section as well as:

  the evolving and varying demand for our customer communication software products and services for e-businesses;
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
  a trend of continuing consolidation in our industry; and
  global economic and political conditions, as well as those specific to our customers or our industry.

We also often offer volume-based pricing, which may affect operating margins. Broadbase, which we recently acquired, has experienced seasonality in its revenues, with the fourth quarter of the year typically having the highest revenue for the year. We believe that this seasonality primarily results from customer budgeting cycles. We expect that this seasonality will continue, and could increase. In addition, the average size of our license transactions has increased in recent periods as we have focused on larger enterprise customers and on licensing our more comprehensive integrated products, and as our revenues become dependent on fewer transactions, they become less predictable. Customers' decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. Due to the continuing slowdown in the general economy and the uncertainties resulting from recent acts of terrorism, we believe that many existing and potential customers are reassessing or reducing their planned technology and Internet-related investments and deferring purchasing decisions. Further delays or reductions in business spending for information technology could have a material adverse effect on our revenues and operating results. As a result, there is increased uncertainty with respect to our expected revenues.

Our expenses are generally fixed and we will not be able to reduce these expenses quickly if we fail to meet our revenue forecasts.

Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our budget is based, in part, on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below expectations, we could not proportionately reduce operating expenses for that quarter. Accordingly, such a revenue shortfall would have a disproportionate effect on our expected operating results for that quarter.

Some of our customers are emerging companies that represent credit risks.

We expect to continue to derive a portion of our revenues from sales to emerging companies. Many of these companies have limited operating histories and have limited cash reserves and limited access to additional capital. We have in some cases experienced difficulties collecting outstanding accounts receivable and we may continue to have these difficulties in the future. These difficulties may increase as a result of a recent downturn in economic activity and reductions in funding for emerging companies from public capital markets and private venture capital and equity sources. If any significant part of our customer base experiences commercial difficulties or is unable or unwilling to pay for any reason, our business will suffer

We have a history of losses and may not be profitable in the future and may not be able to generate sufficient revenue to achieve and maintain profitability.

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of December 31, 2001, our accumulated deficit was approximately $4.1 billion. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Although this concern has been mitigated by our recently completed financing in February 2002, we may continue to encounter such customer concerns in the future. Our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. Although our revenues grew significantly in 2000, we experienced a significant decline in sales for the fiscal year ended December 31, 2001. Although we have restructured our operations to reduce operating expenses, we will need to increase our revenue to achieve profitability and positive cash flows, and our revenue may decline, or fail to grow, in future periods. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

As a result of uncertainties in our business and the general economic slowdown, we have experienced and expect to continue to experience difficulties in collecting outstanding receivables from our customers and attracting new customers. As a result, we may continue to experience losses, even if sales of our products and services grow. We reduced the size of our professional services team in 2001 and, as a result, expect to rely more on independent third-party providers for customer services such as product installations and support. However, if third parties do not provide the support our customers need, we may be required to hire subcontractors to provide these professional services. Increased use of subcontractors would harm our revenues and margins because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.

If we fail to expand our direct and indirect sales channels, we will not be able to increase revenues.

In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase the size, and enhance the productivity, of our direct sales force and indirect sales channels. If we fail to do so, this failure could harm our ability to increase revenues. The expansion of our sales and marketing department will require the hiring and retention of personnel for whom there is a high demand. We plan to hire additional sales personnel, but competition for qualified sales people is intense, and we might not be able to hire a sufficient number of qualified sales people. See "-We may face difficulties in hiring and retaining qualified sales personnel to sell our products and services, which could impair our revenue growth." Furthermore, while historically we have received substantially all of our revenues from direct sales, we intend to increase sales through indirect sales channels by selling our software through systems integrators, or SIs. These SIs offer our software products to their customers together with consulting and implementation services or integrate our software solutions with other software. We expect to increase our reliance on SIs and other indirect sales channels in licensing our products. If this strategy is successful, our dependence on the efforts of third parties will increase. Our reliance upon third parties for these functions will reduce our control over such activities and could make us dependent upon them. SIs are not bound to sell our products exclusively, and may act as indirect sales channels for our competitors. In addition, SIs are not required to sell any fixed quantities of our products. If for some reason our SI partners do not adequately promote our products, we will lack a sufficient internal sales infrastructure to do so ourselves, and our product visibility, sales and revenues would decline.

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

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken anywhere from 3 to 12 months in the United States and longer in foreign countries. Consequently, we face difficulty predicting the quarter in which expected sales will actually occur. This contributes to fluctuations in our future operating results. Our sales cycle has required pre-purchase evaluation by a significant number of individuals in our customers' organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. In the event that the current economic downturn were to continue, the sales cycle for our products may become longer and we may require more resources to complete sales.

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

In connection with outstanding stock options and warrants to purchase shares of our common stock, as well as other equity rights we may issue, we are incurring and may incur substantial charges for stock-based compensation. Accordingly, significant increases in our stock price could result in substantial non-cash charges and variations in our results of operations. For example, in the first quarter of 2002, we incurred a stock-based compensation charge of approximately $4.7 million associated with warrants issued pursuant to an equity financing agreement that was terminated - see "Recent Developments" in Item 1. Furthermore, we will continue to incur charges to reflect amortization and any impairment of identified intangible assets acquired in connection with our acquisition of Silknet, and we may make other acquisitions or issue additional stock or other securities in the future that could result in further accounting charges. In addition, a new standard for accounting for goodwill acquired in a business combination has recently been adopted. This new standard requires recognition of goodwill as an asset but does not permit amortization of goodwill. Instead goodwill must be separately tested for impairment. As a result, our goodwill amortization charges ceased in 2002. However, in the future, we may incur less frequent, but potentially larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of any future acquisitions. Current and future accounting charges like these could result in significant losses and delay our achievement of net income.

Our cost reduction initiatives may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we restructured our organization throughout 2001,with substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. We also reduced our employees' salaries in the fourth quarter of 2001 in order to bring employee compensation in-line with current market conditions. If market conditions change, we may find it necessary to raise salaries in the future beyond the anticipated levels, or issue additional stock-based compensation, which would be dilutive to shareholders.

In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations. In that case, their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

We may be unable to hire and retain the skilled personnel necessary to develop and grow our business.

Our recent reductions in force and salary levels may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover and reduce our ability to meet the needs of our current and future customers. As a result of the reductions in force, we may also need to increase our staff to support new customers and the expanding needs of our existing customers, without compromising the quality of our customer service. Although a number of technology companies have recently implemented lay-offs, substantial competition for experienced personnel remains, particularly in the San Francisco Bay Area, where we are headquartered, due to the limited number of people available with the necessary technical skills. Because our stock price has recently suffered a significant decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If we are unable to retain personnel that are critical to the successful integration of the companies, we could face disruptions to operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide client service and execute our strategy would be negatively affected.

We may face difficulties in hiring and retaining qualified sales personnel to sell our products and services, which could impair our revenue growth.

Our ability to increase revenues in the future depends considerably upon our success in recruiting, training and retaining additional direct sales personnel and the success of our direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. There is a shortage of sales personnel with the requisite qualifications, and competition for such qualified personnel is intense in our industry. Also, it may take a new salesperson a number of months to become a productive member of our sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated.

We rely on marketing, technology and distribution relationships for the sale, installation and support of our products that may generally be terminated at any time, and if our current and future relationships are not successful, our growth might be limited.

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

In addition, we rely on distributors, value-added resellers, systems integrators, consultants and other third-party resellers to recommend our products and to install and support these products. Our reduction in the size of our professional services team in 2001 increased our reliance on third parties for product installations and support. If the companies providing these services fail to implement our products successfully for our customers, we might be unable to complete implementation on the schedule required by the customers and we may have increased customer dissatisfaction or difficulty making future sales as a result. We might not be able to maintain these relationships and enter into additional relationships that will provide timely and cost-effective customer support and service. If we cannot maintain successful relationships with our indirect sales channel partners around the world, we might have difficulty expanding the sales of our products and our international growth could be limited.

If our relationships with systems integrators are unsuccessful, our ability to market and sell our product will be limited.

We expect a significant percentage of our revenues to be derived from our relationships with domestic and international systems integrators, or SIs, that market and sell our products. If these SIs do not successfully market our products, our operating results will be materially harmed. Because our relationships with SIs are relatively new, we cannot predict the degree to which the SIs will succeed in marketing and selling our solution. In addition, because the SI model for selling software is relatively new and unproven in the eCRM industry, we cannot predict the degree to which our potential customers will accept this delivery model. If the SIs fail to deliver and support our solution, end-users could decide not to subscribe, or cease subscribing, for our solution. The SIs typically offer our solution in combination with other products and services, some of which may compete with our solution.

We face substantial competition and may not be able to compete effectively.

The market for our products and services is intensely competitive, evolving and subject to rapid technological change. In recent periods, some of our competitors reduced the prices of their products and services (substantially in certain cases) in order to obtain new customers. Competitive pressures could make it difficult for us to acquire and retain customers and could require us to reduce the price of our products. Our customers' requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. Changes in our products may also make it more difficult for our sales force to sell effectively. In addition, changes in customers' perceived needs for the specific products, features and services of other companies' products may result in our products becoming uncompetitive. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition for our products from systems designed by in-house and third-party development efforts. We expect that these systems will continue to be a principal source of competition for the foreseeable future. Our competitors include a number of companies offering one or more products for the e-business communications and relationship management market, some of which compete directly with our products. For example, our competitors include companies providing stand-alone point solutions, including Accrue Software, Inc., Annuncio,Inc., AskJeeves, Inc., Avaya, Inc., Brightware, Inc.(which was acquired by Firepond, Inc.), Digital Impact, Inc., eGain Communications Corp., E.piphany, Inc., Inference Corp., Live Person, Inc., Marketfirst Software, Inc., and Responsys, Inc. In addition, we compete with larger, more established companies providing customer management and communications solutions, such as Clarify Inc. (which was acquired by Amdocs Limited), Alcatel, Oracle Corporation, Siebel Systems, Inc. and PeopleSoft, Inc. (which acquired Vantive Corporation). The level of competition we encounter has increased as a result of our acquisition of Broadbase. As we have combined and enhanced the KANA and Broadbase product lines to offer a more comprehensive e-business software solution, we are increasingly competing with large, established providers of customer management and communication solutions such as Siebel Systems, Inc. as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

In addition, the stock market, particularly the Nasdaq National Market, has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Since our common stock began trading publicly in September 1999, our common stock reached a closing high of $1,698.10 per share and traded as low as $3.60 per share through March 27, 2002. The last reported sales price of our shares on March 28, 2002 was $18.00 per share.

Our business depends on the acceptance of our products and services, and it is uncertain whether the market will accept our products and services.

Our ability to achieve increased revenue depends on overall demand for e- business software and related services, and in particular for customer- relationship applications. We expect that our future growth will depend significantly on revenue from licenses of our e-business applications and related services. Market acceptance of these products will depend on the growth of the market for e-business solutions. This growth might not occur. Moreover, our target customers might not widely adopt and deploy our products and services. Our future financial performance will depend on the successful development, introduction and customer acceptance of new and enhanced versions of our products and services. In the future, we may not be successful in marketing our products and services, including any new or enhanced products.

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

In addition, as we introduce new versions of our products or new product lines, our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future services revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. Further, some of our customers are Internet-based companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current economic slowdown. If customers were unable to pay for their current products or are unwilling to purchase additional products, our revenues would decline.

If we fail to respond to changing customer preferences in our market, demand for our products and our ability to enhance our revenues will suffer.

If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we might be unable to attract new customers. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We might not be successful in marketing and supporting recently released versions of our products, or developing and marketing other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they might not achieve market acceptance. We have experienced delays in releasing new products and product enhancements in the past and could experience similar delays in the future. These delays or problems in the installation or implementation of our new releases could cause us to lose customers.

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

We license third party software that we incorporate into our products. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology would be difficult to replace. The loss of any such license could result in delays or reductions of our applications until we identify, license and integrate or develop equivalent software. If we are required to enter into license agreements with third parties for replacement technology, we could face higher royalty payments and our products may lose certain attributes or features. In the future, we might need to license other software to enhance our products and meet evolving customer needs. If we are unable to do this, we could experience reduced demand for our products.

Failure to develop new products or enhancements to existing products on a timely basis would hurt our sales and damage our reputation.

To be competitive, we must develop and introduce on a timely basis new products and product enhancements for companies with significant e-business customer interactions needs. Our ability to deliver competitive products may be negatively affected by the diversion of resources to development of the suite of products, and responding to changes in competitive products and in the demands of our customers. If we experience product delays in the future, we may face:

  customer dissatisfaction;
  cancellation of orders and license agreements;
  negative publicity;
  loss of revenues;
  slower market acceptance; and
  legal action by customers.

Furthermore, delays in bringing to market new products or their enhancements, or the existence of defects in new products or their enhancements, could be exploited by our competitors. The development of new products in response to these risks would require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternative products.

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

Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe. Any of these third parties might make a claim of infringement against us. For example, we have been contacted by a company that has asked us to evaluate the need for a license of certain patents that this company holds, relating to certain call-center applications. Although the patent holder has not filed any claims against us, we cannot assure you that it will not do so in the future. The patent holder may also have applications on file in the United States covering related subject matter, which are confidential until the patent or patents, if any, are issued. Many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

We may face higher costs and lost sales if our software contains errors.

We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the mission- critical nature of many of our products and services, errors are of particular concern. In the past, we have discovered software errors in some of our products after their introduction. We have only a few "beta" customers that test new features and functionality of our software before we make these features and functionalities generally available to our customers. If we are not able to detect and correct errors in our products or releases before commencing commercial shipments, we could face:

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

In April 2001, Office Depot, Inc. filed a complaint against KANA claiming that KANA has breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to KANA, attorneys' fees and costs. The litigation is currently in its early stages. We intend to defend this claim vigorously and do not expect it to have a material impact on our results of operations. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact due to defense costs, diversion of management resources and other factors.

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

Sales outside North America represented 17% of our total revenues in 2000 and 16% of our total revenues in the 2001. As a result of our acquisition of Broadbase, we expect sales outside North America to increase as a percentage of total revenues. We have established offices in the United Kingdom, Germany, Japan, Holland, France, Austria, Belgium, Australia, Hong Kong and South Korea. As a result, we face risks from doing business on an international basis, any of which could impair our international revenues. Our products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate. We have limited experience in localizing our products and in testing whether these localized products will be accepted in the targeted countries. Our localization efforts may not be successful. In addition, we could, in the future, encounter greater difficulty with collecting accounts receivable, longer sales cycles and collection periods or seasonal reductions in business activity. In addition, our international operations could cause our average tax rate to increase. Any of these events could harm our international sales and results of operations.

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

Our international revenues and expenses are denominated in local currency. Therefore, a weakening of other currencies compared to the U.S. dollar could make our products less competitive in foreign markets and could negatively affect our operating results and cash flows. We do not currently engage in currency hedging activities. We have not yet experienced, but may in the future experience, significant foreign currency transaction losses, especially because we do not engage in currency hedging.

Failure to obtain needed financing could affect our ability to maintain current operations and pursue future growth, and the terms of any financing we obtain may impair the rights of our existing stockholders.

We expect that our cash, cash equivalents and short term investments will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. To reduce our expenditures, we restructured in several areas, including reduced staffing and capital spending. In 2001, we reduced our workforce by approximately 772 net positions in order to streamline operations, eliminate redundant positions after the merger with Broadbase, and reduce costs by bringing our employment structure in line with industry standards. Our most recent reduction in force was announced to employees on September 28, 2001, in which we reduced our staff by approximately 365 positions across all departments. We expect to continue to experience negative cash flows from operations through the first quarter of 2002. Significant expected negative cash flows through the second quarter of 2002 include approximately $15 million in payments relating to accrued merger and restructuring costs, as well as approximately $10 million of expenditures on corporate infrastructure.

On February 12, 2002, we completed a sale of an aggregate of 2,910,000 shares of our common stock to several institutional investors for gross proceeds of approximately $34.5 million, exclusive of associated transaction costs.

In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. For example, in November 2001, we sold approximately 1,000,000 shares of our common stock at a price per share of $10.00 (representing a discount from the price per share at which our common stock was then trading). This issuance represented approximately 5.2% of our outstanding stock (based on 19,399,113 shares outstanding as of December 31, 2001). If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. In addition, our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

We have completed a number of mergers, and those mergers may result in disruptions to our business and management due to difficulties in assimilating personnel and operations.

We may not realize the benefits from the significant mergers we have completed. In August 1999, we acquired Connectify, in December 1999, we acquired netDialog and Business Evolution, and in April 2000, we acquired Silknet. In June 2001, we completed our merger with Broadbase. Similarly, prior to its merger with us, Broadbase also acquired several companies, including Rubric, Servicesoft, Decisionism and Panopticon. We may not be able to successfully assimilate the additional personnel, operations, acquired technology and products into our business. In particular, we will need to assimilate and retain key professional services, engineering and marketing personnel. This is particularly difficult with Business Evolution, Servicesoft and Silknet, since their operations are located on the East coast and we are headquartered on the West coast. Key personnel from the acquired companies have in certain instances decided, and they may in the future decide, that they do not want to work for us. In addition, products of these companies will have to be integrated into our products, and it is uncertain whether we may accomplish this easily or at all.

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

If we do not successfully complete the integration of the operations of Broadbase, we may not achieve the benefits we expect from that merger.

The integration of the products and technologies of Broadbase with those of KANA continues to be a complex, time consuming and expensive process. Integration may take longer than expected, and we may be required to expend more resources on integration than anticipated. The need to expend additional resources on integration would reduce the resources that would otherwise be spent on developing our products and technologies. If we cannot successfully integrate Broadbase's products and technologies with our own, or if this integration takes longer than anticipated, we may not be able to operate efficiently or realize the expected benefits of the merger. In addition, failure to complete the integration successfully could result in the loss of key personnel and customers.

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

In addition, we intend to offer products owned by KANA prior to the merger to customers owning products purchased from Broadbase, and we intend to offer products acquired from Broadbase to our customers. The customers of either company may not have an interest in the other company's products and services. The failure of cross-marketing efforts would diminish our ability to achieve the benefits of the merger.

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

If we are presented with appropriate opportunities, we intend to make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face the same risks, uncertainties and disruptions as discussed above with respect to our other completed mergers. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders or us. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

We have adopted anti-takeover defenses that could delay or prevent an acquisition of the company.

Our board of directors has the authority to issue up to 500,000 shares of preferred stock. Without any further vote or action on the part of the stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if issued, might have preference over and harm the rights of the holders of common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

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

Risks Related to Our Industry

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

Consumers and businesses might reject the Internet as a viable commercial medium, or be slow to adopt it, for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, concerns about the security of transactions and confidential information and insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Internet to lose its viability as a commercial medium. If these or any other factors cause use of the Internet for business to decline or develop more slowly than expected, demand for our products and services will be reduced. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we might incur substantial expenses adapting our products to changing or emerging technologies.

Future regulation of the Internet may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

State, federal and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business online. These laws and regulations could discourage communication by e-mail or other web-based communications, particularly targeted e-mail of the type facilitated by our products, which could reduce demand for our products and services.

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

The imposition of new sales or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products and services. Recent federal legislation limits the imposition of state and local taxes on Internet-related sales until November 1, 2003. Congress may choose not to renew this legislation, in which case state and local governments would be free to impose taxes on electronically purchased goods. We believe that most companies that sell products over the Internet do not currently collect sales or other taxes on shipments of their products into states or foreign countries where they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on out- of-jurisdiction companies that engage in e-commerce within their jurisdiction. A successful assertion by one or more states or foreign countries that companies that engage in e-commerce within their jurisdiction should collect sales or other taxes on the sale of their products over the Internet, even though not physically in the state or country, could indirectly reduce demand for our products.

Privacy concerns relating to the Internet are increasing, which could result in legislation that negatively affects our business, in reduced sales of our products, or both.

Businesses using our products capture information regarding their customers when those customers contact them on-line with customer service inquiries. Privacy concerns could cause visitors to resist providing the personal data necessary to allow our customers to use our software products most effectively. More importantly, even the perception of privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting certain Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. If consumer privacy concerns are not adequately resolved, our business could be harmed. Government regulation that limits our customers' use of this information could reduce the demand for our products. A number of jurisdictions have adopted, or are considering adopting, laws that restrict the use of customer information from Internet applications. The European Union has required that its member states adopt legislation that imposes restrictions on the collection and use of personal data, and that limits the transfer of personally-identifiable data to countries that do not impose equivalent restrictions. In the United States, the Childrens' Online Privacy Protection Act was enacted in October 1998. This legislation directs the Federal Trade Commission to regulate the collection of data from children on commercial websites. In addition, the Federal Trade Commission has begun investigations into the privacy practices of businesses that collect information on the Internet. These and other privacy-related initiatives could reduce demand for some of the Internet applications with which our products operate, and could restrict the use of these products in some e-commerce applications. This could, in turn, reduce demand for these products.

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

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investments consist primarily of short-term municipals and commercial paper, which have a weighted average fixed yield rate of 4.4%. These all mature within seven months. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with related notes and the reports of PricewaterhouseCoopers LLP, and KPMG LLP, independent accountants, are set forth on the pages indicated in Item 14, and incorporated herein by this reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information regarding our executive officers and directors (including ages as of December 31, 2001):

Name	Age	Position
Chuck Bay	44	Chief Executive Officer, President and Director
Tom Doyle	51	Chief Operating Officer
Brett White	38	Chief Financial Officer
Chris Maeda	34	Chief Technology Officer
Harold K. (Bud) Michael	46	Executive Vice President, Products & Marketing
Vicki Amon-Higa	43	Vice President of Corporate Development & Human Resources
James C. Wood.	45	Chairman of the Board of Directors
Robert W. Frick	64	Director
Kevin Harvey	37	Director
Massood Zarrabian.	52	Director

Chuck Bay. Mr. Bay has been our Chief Executive Officer, President and a member of the board of directors since the merger with Broadbase in June 2001. Mr. Bay was formerly Chief Executive Officer of Broadbase, which he joined as Chief Financial Officer and General Counsel in January 1998. Mr. Bay also served as Executive Vice President of Operations of Broadbase. From July 1997 to January 1998, Mr. Bay served as Chief Financial Officer and General Counsel for Reasoning, Inc., a software company. From January 1995 to August 1997, Mr. Bay served as Chief Financial Officer and General Counsel, for Pure Atria Software, Inc., a software company. From April 1994 to January 1995, Mr. Bay served as President and Chief Financial Officer of Software Alliance Corporation, a software company. Mr. Bay holds a B.S. degree in business administration from Illinois State University and a J.D. degree from the University of Illinois.

Tom Doyle. Mr. Doyle has been our Chief Operating Officer since the merger with Broadbase in June 2001. Previously, Mr. Doyle served first as Executive Vice President of Sales and then as Chief Operating Officer of Broadbase. Prior to joining Broadbase, Mr. Doyle was Senior Vice President of Worldwide Sales at Reasoning Inc., joining Reasoning in 1996 from Tandem Computers where he was Director of North American Sales Operations. At Tandem, he held numerous sales and sales management positions in Houston, Texas, Atlanta, Georgia and Cupertino, California. Before joining Tandem, Mr. Doyle participated in the start-up operations and initial channel development with Fortune Systems. Mr. Doyle obtained his B.S. in Finance from the University of Missouri.

Brett White. Mr. White has been our Chief Financial Officer since the merger with Broadbase, where he also served as Chief Financial Officer since May 2001. Previously, from February 1999 to February 2000, Mr. White was the Managing Executive Vice President of Field Financial Operations for marchFIRST. He also served as Executive Partner in charge of Finance and Operations for the professional services firm of USWeb/CKS before it merged with marchFIRST. His experience also includes 10 years of executive level positions at Oracle including Vice President of Finance for Worldwide Consulting Services and Vertical Markets. Mr. White holds a B. A. in Business Economics from the University of California, Santa Barbara.

Chris Maeda. Dr. Maeda has been our Chief Technology Officer since the merger with Broadbase in June 2001, where he served as Chief Technology Officer after joining Broadbase as Executive Vice President of Engineering. Dr. Maeda was co-founder of Rubric and served as Rubric's Chief Technology Officer from March 1997 to January 2000. Rubric was acquired by Broadbase in February of 2000. From May 1995 to February 1997, Dr. Maeda held various positions at the Xerox Palo Alto Research Center. Dr. Maeda holds a B.S. degree in computer science from the Massachusetts Institute of Technology, and M.S. and Ph.D. degrees in computer science from Carnegie Mellon University.

Harold K.(Bud) Michael. Mr. Michael joined KANA upon the merger with Broadbase in June 2001 as Senior Vice President of Products. He currently serves as Executive Vice President, Products & Marketing. Previously, since December 2000, Mr. Michael served as Senior Vice President, Product Management for Broadbase. From January 1999 to December 2000, Mr. Michael held positions at Decisionism, including the position of Senior Vice President of Business-to- Business Markets. Previously, Mr. Michael held executive positions with technology companies including Intel, Tandem Computer, Sequent Computers, Client Systems, LLC and RSA Companies, Inc. Mr. Michael holds a B.S. in Economics from Stanford University.

Vicki Amon-Higa. Ms. Amon-Higa joined KANA upon the merger with Broadbase in June 2001 as Vice President, Integration. She currently serves as Vice President of Corporate Development & Human Resources. Previously, from October 1999 to January 2001, Ms. Amon-Higa headed worldwide business operations for the AppleCare division of Apple Computer. From July 1996 to September 1999, she worked as an independent consultant for clients such as Pixar Animation Studios and Apple Computer. Previously, Ms. Amon-Higa held various quality and management positions with ADPgsi, NeXT Computer, Hughes Aircraft and Florida Power & Light. Ms. Amon-Higa holds a B. A. in Asian Studies from the University of California and a Master's in International Management from the American Graduate School of International Management, Thunderbird Campus.

James C. Wood. Mr. Wood joined us in April 2000 as a director in connection with our acquisition of Silknet and served as our President from May 2000 until he was appointed as our Chief Executive Officer and Chairman of the Board of Directors in January 2001. Mr. Wood founded Silknet in March 1995 and served as its Chairman of the Board, President and Chief Executive Officer. From January 1988 until November 1994, Mr. Wood served as President and Chief Executive Officer of CODA Incorporated, a subsidiary of CODA Limited, a financial accounting software company. Mr. Wood also served as a director of CODA Limited from November 1988 until November 1994. Mr. Wood holds a B.S. in Electrical Engineering from Villanova University.

Robert W. Frick. Mr. Frick has served as one of our directors since August 1999. From 1976 until his retirement in 1998, Mr. Frick served in various capacities including Vice Chairman of the Board, Chief Financial Officer and head of the World Banking Group for Bank of America, Managing Director of BankAmerica International, and President of Bank of America's venture capital subsidiary. Mr. Frick previously served as a director of Connectify, Inc. from its founding to its acquisition by us, and he currently serves on the board of directors of six private companies. Mr. Frick holds a B.S. in Civil Engineering and an M.B.A. from Washington University in St. Louis, Missouri.

Kevin Harvey. Mr. Harvey has served as a member of the board of directors of Broadbase since January 1996, and joined our board of directors upon the acquisition of Broadbase in June 2001. Mr. Harvey has been a general partner of Benchmark Capital, a venture capital firm, since it was founded in January 1995 Mr. Harvey is also a director of several privately held companies. Mr. Harvey holds a B.S. degree in electrical engineering from Rice University.

Massood Zarrabian. Mr. Zarrabian has served as a member of the board of directors since we acquired Servicesoft, Inc. in December 2000. Mr. Zarrabian is currently the President and Chief Executive Officerof Outstart, Inc. He formerly served as President, E-Service Division for Broadbase from December 2000 through his departure in April 2001. From July 1999 to December 2000, Mr. Zarrabian was Chief Executive Officer and President of Servicesoft, Inc. Prior to Servicesoft, Mr. Zarrabian served as the Vice President Development Operations at Lewtan Technologies Inc. Before joining Lewtan, he held the position of Chief Operating Officer at Cayenne Software, Inc. Mr. Zarrabian has also held a number of executive management positions at Bachman Information Systems and Computervision Corporation. Mr. Zarrabian holds a B.S. in Civil Engineering from the Massachusetts Institute of Technology.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports which we received from such persons for their 2001 transactions in the common stock and their common stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for 2001, we believe that the executive officers and the board members complied with all their reporting requirements under Section 16(a) for 2001 except as follows: except for certain gifts of shares made by Mr. Bay aggregating less than 7,000 shares which were not reported on a Form 5 by the deadline for such filing.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning compensation earned for the year ended December 31, 2001, by (1) individuals who served as our Chief Executive Officer during 2001 and the individual who is currently serving as our Chief Executive Officer, and (2) by each of our four other most highly compensated current executive officers whose salary and bonus for 2001 exceeded $100,000 and (3) up to two additional individuals who would have qualified under clause (2), but for the fact that the individual was not serving as an executive officer of KANA at the end of 2001. The listed individuals are referred to in this report as the Named Executive Officers.

The salary figures include amounts the employees invested into our tax- qualified plan pursuant to Section 401(k) of the Internal Revenue Code. However, compensation in the form of perquisites and other personal benefits that constituted less than the lesser of either $50,000 or 10% of the total annual salary and bonus of each of the Named Executive Officers in 2001 is excluded. The option grants reflected in the table below for 2001 were made under our 1999 Stock Option Issuance Plan.

	Annual Compensation		All Other		Long-Term Compensation Awards Securities Underlying
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Options (#)

Chuck Bay (1)	2001	101,150	-	-	746,651	(2)
Chief Executive Officer, President and Director

James C. Wood (3)	2001	25,345	-	-	40,000
Former Chief Executive Officer	2000	141,667	75,000	-	10

Michael J. McCloskey (4)	2001	20,193	-	-	-
Former Chief Executive Officer	2000	150,000	-	-	37,510	(5)
	1999	81,250	-	-	186,667

Bud Michael (6)	2001	92,783	235,557	-	250,300	(2)
Executive Vice President, Marketing & Engineering

William R. Phelps (7)	2001	79,335	45,000	50,000	-
Former Vice President, Professional Services	2000	200,000	60,000	-	19,510	(8)
	1999	130,000	56,000	-	41,333

Nigel K. Donovan (9)	2001	155,804	-	-	50,000
Former Chief Operations Officer	2000	127,500	100,000	-	20,010

Tom Doyle (10)	2001	100,483	-	-	295,750	(2)
Chief Operating Officer

Brett White (11)	2001	92,673	-	-	120,250	(2)
Chief Financial Officer

Chris Maeda (12)	2001	71,363	-	-	132,153	(2)
Chief Technology Officer

______________
  Mr. Bay joined us as Chief Executive Officer, President and Director in June 2001 in connection with our acquisition of Broadbase. Annual compensation reflects only compensation paid since the merger with Broadbase in June 2001.
  Options granted in 2001 to Messr.'s Bay, Michael, Doyle, White and Maeda include options granted pursuant to the stock incentive plans for Broadbase in 2001 that have been assumed by us. Options granted to Messr.'s Bay, Michael, Doyle, and Maeda prior to 2001 were granted pursuant to the stock incentive plans for Broadbase that have been assumed by us. Certain options provide for acceleration of some or all of the unvested shares upon certain circumstances involving a change of control as described below in the table under the heading "Option Grants in Last Fiscal Year".
  Mr. Wood joined us as a director in April 2000 in connection with our acquisition of Silknet and served as our President from May 2000 to January 2001. In January 2001, Mr. Wood became our Chief Executive Officer and served until Mr. Bay was appointed Chief Executive Officer in June 2001.
  Mr. McCloskey served as our Chief Executive Officer from June 1999 through January 2001.
  An option for 37,500 shares granted to Mr. McCloskey on April 19, 2000 was cancelled on October 25, 2000.
  Mr. Michael joined us in June 2001 in connection with our acquisition of Broadbase. Annual compensation reflects only compensation paid since the merger with Broadbase in June 2001.
  Mr. Phelps terminated his employment with us in April 2001.
  An option for 15,000 shares granted to Mr. Phelps on February 22, 2000 was cancelled on October 25, 2000.
  Mr. Donovan began his employment with us in April 2000 in connection with the acquisition of Silknet. He terminated his employment with us in October of 2001.
  Mr. Doyle began his employment with us in June 2001 in connection with our acquisition of Broadbase. Annual compensation reflects only compensation paid since the merger with Broadbase in June 2001.
  Mr. White began his employment with us in June 2001 in connection with our acquisition of Broadbase. Annual compensation reflects only compensation paid since the merger with Broadbase in June 2001.
  Mr. Maeda began his employment with us in June 2001 in connection with our acquisition of Broadbase. Annual compensation reflects only compensation paid since the merger with Broadbase in June 2001.

Option Grants in Last Fiscal Year

The following table sets forth information with respect to stock options granted to each of the Named Executive Officers in 2001. We granted options to purchase up to a total of approximately 7,120,000 shares to employees during the year (including grants made by Broadbase in 2001 which were assumed by KANA upon the Broadbase merger), and the table's percentage column shows how much of that total was granted to the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during 2001.

The table includes the potential realizable value over the 10-year term of the options, based on assumed rates of stock price appreciation of 0%, 5%, and 10%, compounded annually. The potential realizable value is calculated based on the closing price of the common stock on the date of grant, assuming that price appreciates at the indicated rate for the entire term of the option and that the option is exercised and sold on the last day of its term at the appreciated price. All options listed have a term of 10 years. The stock price appreciation rates of 0%, 5%, and 10% are assumed pursuant to the rules of the Securities and Exchange Commission. We can give no assurance that the actual stock price will appreciate over the 10-year option term at the assumed levels or at any other defined level. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.

                                             % of Total
                              Number of       Options       Individual Grant      Potential Realizable Value at
                             Securities      Granted to  ----------------------   Assumed Annual Rates of Stock
                             Underlying      Employees   Exercise                Price Appreciation for Option Term
                               Options       in Fiscal     Price    Expiration   ----------------------------------
Name                         Granted (#)        Year      ($/Sh)       Date       0% ($)      5% ($)      10% ($)
                             -----------     ----------  ---------  -----------  ---------  ----------  -----------
Chuck Bay .................     241,500 (1)       3.40       8.76   04/11/2011         --   1,330,452    3,371,626
                                  3,313          *           0.10   10/12/2011     22,197      36,365       58,102
                                  1,838          *           3.40   12/11/2011     24,997      44,647       74,795
                                500,000 (2)       7.00      14.41   12/13/2011         --   4,531,186   11,482,914

James C. Wood .............      40,000          *          12.40   04/26/2011         --     188,136      593,372

Michael J. McCloskey  .....          --          *          N/A         N/A         N/A        N/A          N/A

Harold K. (Bud) Michael ...       4,725          *          54.76   01/31/2011         --     162,721      412,367
                                 12,075          *           8.76   04/11/2011         --      66,523      168,581
                                 10,500          *          18.76   06/28/2011         --     123,880      313,935
                                 20,000          *           3.70   10/01/2011         --      46,538      117,937
                                  3,000          *           0.10   10/12/2011     20,100      32,929       52,612
                                200,000 (1)       2.80      14.41   12/13/2011         --   1,812,474    4,593,166

William R. Phelps .........          --          *          N/A         N/A         N/A        N/A          N/A

Nigel K. Donovan  .........      50,000          *          12.40   04/26/2011         --     235,170      741,715

Tom Doyle .................      42,000          *           8.76   04/11/2011         --     231,383      586,370
                                  3,750          *           0.10   10/12/2011     25,125      41,162       65,765
                                250,000 (1)       3.50      14.41   12/13/2011         --   2,265,593    5,741,457

Brett White ...............      47,250 (3)      *           8.76   05/18/2011         --     260,306      659,666
                                  3,000          *           0.10   10/12/2011     20,100      32,929       52,612
                                 70,000 (1)       1.00      14.41   12/13/2011         --     634,366    1,607,608

Chris Maeda ...............      10,500          *          28.87   03/06/2011         --     190,640      483,119
                                 43,300          *           8.76   04/11/2011         --     238,545      604,519
                                  2,250          *           0.10   10/12/2011     15,075      24,697       39,459
                                  1,103          *           3.40   12/11/2011     15,001      26,793       44,885
                                 75,000 (1)       1.10      14.41   12/13/2011         --     679,678    1,722,437

______________

  The option agreement includes a provision which specifies that in the event of a change in control of at least 50% of the voting stock of KANA, in conjunction with either (a) the actual termination of employment by KANA without cause, or (b) the termination of employment by the individual after constructive termination of employment by KANA without cause, then 50% of the unvested shares shall immediately vest.
  The option agreement includes a provision that specifies that in the event of a change in control of at least 50% of the voting stock of KANA, then 50% of the unvested shares shall immediately vest.
  The option agreement includes a provision which specifies that in the event such individual's employment is terminated by KANA, or its successor in interest, either (a) without cause or (b) in conjunction with a change in control of at least 50% of the stock of KANA or its successor in interest, then 25% of the original amount of this grant shall immediately vest; furthermore, in instance (b), an additional 50% of the unvested shares at the time of the termination shall immediately vest.

* Denotes less than one percent (1%).

Aggregated Option Exercises and Fiscal Year-End Values

The following table sets forth the number of shares underlying exercisable and unexercisable options held by the Named Executive Officers at the end of 2001, and the value of such options. None of the Executive Officers exercised any options during 2001, other than Mr. Donovan. None of them exercised any stock appreciation rights during 2001, and none held any stock appreciation rights at the end of the year.

The value realized is based on the fair market value of our common stock on the date of exercise, minus the exercise price payable for the shares, except in the event of a same day sale transaction, in which case the actual sale price is used.

	Number of Shares Acquired on	Value	# of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#)		Value of Unexercised in-the-Money Options/SARs at Fiscal Year-End($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Chuck Bay	--	--	40,288	706,416	431,053	4,772,182
James C. Wood	--	--	10,137	34,023	47,069	235,331
Michael J. McCloskey	--	--	--	--	--	--
Harold K. (Bud) Michael	--	--	6,136	240,489	62,342	1,467,927
William R. Phelps	--	--	--	--	--	--
Nigel K. Donovan	30,000	485,538	35,342	4,999	315,362	--
Tom Doyle	--	--	27,758	305,565	406,383	1,978,213
Brett White	--	--	6,891	113,359	73,734	843,421
Chris Maeda	--	--	17,536	122,097	147,399	830,286

EMPLOYMENT ARRANGEMENTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

In June 1999, we entered into an employment arrangement with Mr. McCloskey, our former Chief Executive Officer. In connection with this arrangement, we granted Mr. McCloskey an option to purchase 186,667 shares of common stock, which Mr. McCloskey exercised in June 1999. Of these shares, 111,910 were subject to a right of repurchase granted to us which would have allowed us to repurchase those shares at the option exercise price paid per share, to the extent those shares are unvested at the time of his termination of service. Under the stock purchase agreement and the terms of Mr. McCloskey's employment arrangement, the unvested shares vested in a series of 48 successive equal monthly installments upon his completion of each month of service over the 48-month period measured from June 17, 1999. Michael McCloskey resigned as CEO in January 2001. In March 2001, Mr. McCloskey resigned as an employee of our company. In addition, the Board of Directors approved the accelerated vesting of the 87,111 shares that remained unvested under such option grant.

In connection with our merger with Broadbase, we assumed terms stated in offer letters to Mr. Bay and Mr. Doyle which state that in the event of a change of control and involuntary termination, 50% of any unvested options will immediately vest.

In connection with our merger with Broadbase, we assumed terms stated in an offer letter to Mr. White providing that in the event of a change of control, in conjunction with his involuntary termination, 50% of any unvested options would immediately vest, and that Mr. White would be entitled to one year's severance, including option vesting, in the event of a termination without cause or a change in control coupled with his termination.

Certain options held by Named Executive Officers provide for acceleration of some or all of the unvested shares upon certain circumstances involving a change of control as described above in the table under the heading "Option Grants in Last Fiscal Year".

Generally, our option grants to employees, other than those under the 1999 Special Stock Option Plan, provide that if we are acquired by merger or asset sale and the employee is not offered employment by the successor entity, then 25% of any unvested shares held by that individual will vest and no longer be subject to repurchase.

Compensation Committee Interlocks and Insider Participation

During 2001, our compensation committee consisted of Messrs. Beirne and Hahn through June 2001, and then Messrs. Frick and Harvey thereafter. No members of the compensation committee were also employees of us or our subsidiaries during 2001or at any time prior to 2001. None of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Director Compensation

We currently do not compensate any non-employee member of the board. Directors who are also our employees do not receive additional compensation for serving as directors.

Non-employee directors are eligible to receive discretionary option grants and stock issuances under the 1999 Stock Incentive Plan. In addition, under the 1999 Stock Incentive Plan, each new non-employee director will receive an automatic option grant for 4,000 shares upon his or her initial appointment or election to the board, and continuing non-employee directors will receive an automatic option grant for 1,000 shares on the date of each annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of our common stock as of March 1, 2002, by the following individuals or groups:

• each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;

• each of the Named Executive Officers;

• each of our directors; and

• all current directors and executive officers as a group.

Applicable percentage ownership in the following table is based on 22,487,662 shares of common stock outstanding as of March 1, 2002 as adjusted to include all options exercisable within 60 days of March 1, 2002 held by the particular stockholder and that are included in the first column.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o KANA Software, Inc., 181 Constitution Drive, Menlo Park, CA 94025. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percentage of Shares Beneficially Owned (%)
Executive Officers and Directors:
Chuck Bay (1)	131,806	*
Kevin Harvey (2)	1,043,775	4.6
James C. Wood (3)	257,877	1.0
Massood Zarrabian (4)	95,608	*
Chris Maeda (5)	59,379	*
Tom Doyle (6)	40,956	*
Robert W. Frick (7)	20,828	*
Brett White (8)	19,661	*
Harold K. (Bud) Michael (9)	24,016	*
Vicki Amon-Higa(10)	12,322	*
All current directors and executive officers as a group (10 persons) (11)	1,706,228	7.6
5% Stockholder:
Amerindo Investment Advisors, Inc. (12)	1,421,964	6.3

_______________

* Less than one percent.

  Represents 24,566 shares held by Mr. Bay, of which 3,222 shares are subject to a right of repurchase that lapses as to 358 shares per month until December 2002, and options that will be exercisable as to 107,240 shares as of April 30, 2002. Mr. Bay is Chief Executive Officer and President of KANA.
  Represents 791,138 shares of common stock held by Benchmark Capital Partners, L.P. 107,198 shares held by Benchmark Founders' Fund, L.P., and 140,739 shares held by Mr. Harvey, and options to purchase 4,700 shares held by Mr. Harvey that are fully vested and exercisable. Mr. Harvey, a member of the board of directors of KANA, is a general partner of Benchmark Capital Management Co., LLC, the general partner of Benchmark Capital Partners, L.P. and Benchmark Founders' Fund, L.P. Mr. Harvey disclaims beneficial ownership of shares held by Benchmark Capital except to the extent of his pecuniary interest arising from his interest in Benchmark Capital. The address for Mr. Harvey is c/o Benchmark Capital, 2480 Sand Hill Road, Suite 200, Menlo Park, California 94025
  Represents 244,062 shares held by Mr. Wood and options that will be exercisable as to 13,815 shares as of April 30, 2002. Mr. Wood is Chairman of the Board of Directors of KANA.
  Represents 3,350 shares held by Mr. Zarrabian and options that will be exercisable as to 92,258 shares as of April 30, 2002. Mr. Zarrabian is a director of KANA.
  Represents 30,226 shares held by Mr. Maeda and options that will be exercisable as to 29,153 shares as of April 30, 2002. Mr. Maeda is the Chief Technology Officer of KANA.
  Represents 904 shares held by Mr. Doyle and options that will be exercisable as to 40,052 shares as of April 30, 2002. Mr. Doyle is the Chief Operating Officer of KANA.
  Represents 15,703 shares held by Mr. Frick and options that will be exercisable as to 5,125 shares as of April 30, 2002. Mr. Frick is a director of KANA.
  Represents options that will be exercisable as to 19,661 shares as of April 30, 2002. Mr. White is the Chief Financial Officer of KANA.
  Represents 114 shares held by Mr. Michael and options that will be exercisable as to 23,902 shares as of April 30, 2002. Mr. Michael is the Executive Vice President, Products & Marketing of KANA.
  Represents options that will be exercisable as to 12,322 shares as of April 30, 2002. Ms. Amon-Higa is the Vice President, Corporate Development and Human Resources of KANA.
  Includes 3,222 shares that are subject to a right of repurchase that lapses as to 358 shares per month until December 2002 and options that will be exercisable as to 348,228 shares as of April 30, 2002.
  The address of Amerindo Investment Advisors, Inc. is One Embarcadero Center, Suite 2300, San Francisco, California 94111.

Item 13. Certain Relationships and Related Transactions

Sales of Securities

In June 2001, we closed a merger with Broadbase. In connection with the merger, each share of Broadbase common stock outstanding immediately prior to the consummation of the merger was converted into the right to receive .105 shares of KANA common stock (the "Exchange Ratio") and KANA assumed Broadbase's outstanding stock options and warrants based on the Exchange Ratio, issuing approximately 8.7 million shares of KANA common stock and assuming options and warrants to acquire approximately 2.7 million shares of KANA common stock. In December 2001, we sold 10,000 shares of our common stock for net proceeds of $100,000 to Amerindo Investment Advisors, a holder of more than 5% of our outstanding common stock.

Loans to and Other Arrangements with Officers and Directors

In connection with the option exercises described under "Employment Arrangements, Termination of Employment Arrangements and Change of Control Arrangements," Mr. Frick delivered a five-year full recourse promissory note in the amount of $299,997 and bearing interest at an annual rate of 6.0%. The balance of $342,898 at December 31, 2001 was fully repaid in January 2002.

We entered into an employment arrangement with Mr. McCloskey, our former Chief Executive Officer. See "Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements."

We have granted options to our executive officers and directors and we have assumed options granted by Broadbase. See "Management-Director Compensation" and "-Executive Compensation."

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

Related Party Transaction

During 2001, we provided products and consulting services to a company that is affiliated with a director of KANA. We recognized approximately $547,000 in revenue related to the company in the year ended December 31, 2001. In addition, we purchased software products from this company in 2001 totaling $1,034,000. The purchase cost of the software is included in fixed assets in 2001. Management believes that this contract has rates and terms that are comparable with those entered into with independent third parties.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Financial Statement Schedules:
Schedule	Title	Page
	Independent Auditors Report on Schedule	82
II	Valuation and Qualifying Accounts	83

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits:
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.01	Agreement and Plan of Reorganization, dated February 6, 2000, by and among the Registrant, Pistol Acquisition Corp. and Silknet Software, Inc.	13D		99.1	2/16/00
2.02	Agreement and Plan of Reorganization, dated April 9, 2001, by and among the Registrant, Arrow Acquisition Corp. and Broadbase Software, Inc.	13D		Ex.-1	3/18/01
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K		3.01	5/4/00
3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2001	S-8	333-64552	4.02	7/3/01
3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2001, filed with the Delaware Secretary of State on December 11, 2001	S-3	333-77068	4.03	1/18/02
3.05	Amended and Restated Bylaws, as amended October 12, 2001.					X
4.01	Form of Registrant's Specimen Common Stock Certificate	S-1/A	333- 82587	4.01	9/21/99
4.02	Fourth Amended and Restated Investors' Rights Agreement dated August 13, 1999 by and among Kana Communications, Inc. and parties listed on Schedule A therein.	S-1/A	333- 82587	4.02	8/16/99
4.03	Form of amendment to Fourth Amended and Restated Investors' Rights Agreement.	S-4/A	333- 32428	4.02	3/22/00
4.04	Registration Rights Agreement, dated June 7, 2000, by and among the Registrant and the parties listed on Exhibit A thereto.	8-K		10.02	6/15/00
4.05	Fourth Amended and Restated Investors' Rights Agreement, dated June 30, 1999, between Broadbase Software, Inc. and the shareholders named therein.	S-1	333-82251	4.02	7/02/99
10.01	Registrant's 1997 Stock Option/Stock Issuance Plan.	S-1	333- 82587	10.01	7/ 9/99
10.02	Registrant's Amended and Restated 1999 Stock Incentive Plan.	S-4/A	333-59754	10.22	5/18/01
10.03	Registrant's Amended and Restated 1999 Employee Stock Purchase Plan.	S-4/A	333-59754	10.23	5/18/01
10.04	Registrant's 1999 Special Stock Option Plan.	S-8	333-32460	99.01	3/14/00
10.05	Registrant's 1999 Special Stock Option Plan-Form of Nonstatutory Stock Option Agreement-4-year vesting.	S-8	333-32460	99.02	3/14/00
10.06	Registrant's 1999 Special Stock Option Plan-Form of Nonstatutory Stock Option Agreement-30-month vesting.	S-8	333-32460	99.03	3/14/00
10.07	Letter of Credit, dated July 9, 1999, with Silicon Valley Bank and the Registrant.	S-1	333- 82587	10.06	7/ 9/99
10.08	Lease, dated May 1998, by and between Encina Properties and the Registrant.	S-1	333- 82587	10.07	7/ 9/99
10.09	Office/R&D Lease, dated June 18, 1999, by and between Chestnut Bay LLC and the Registrant.	S-1/A	333- 82587	10.08	8/16/99
10.10	Form of Registrant's Kana Online Service Agreement.	S-1/A	333- 82587	10.09	8/16/99
10.11	Form of Registrant's Restricted Stock Purchase Agreement.	S-1/A	333- 82587	10.10	8/16/99
10.12	Lease, dated February 11, 2000, by and between Veterans Self- Storage, LLC and the Registrant.	S-4	333- 32428	10.12	12/14/00
10.13	Lease, dated November 15, 1999, by and between 1848 Associates and Silknet, Inc.	S-1	333- 40338	10.18	6/28/00
10.14	Sublease, dated June 1, 1998, between Broadbase and SaRonix.	S-1	333-82251	10.05	7/02/99
10.15	Lease Agreement, dated December 23, 1999, between Broadbase and Bohannon Trusts Partnership II.	10-Q		10.03	5/11/00
10.16	Lease Agreement, dated August 11, 2000, between Broadbase and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	10-Q		10.04	11/13/00
10.17	Connectify, Inc. 1998 Stock Plan.	S-8	333- 92159	99.01	12/6/99
10.18	Connectify, Inc. 1998 Stock Plan Form of Incentive Stock Option Agreement.	S-8	333- 92159	99.02	12/6/99
10.19	Connectify, Inc. 1998 Stock Plan Form of Nonstatutory Stock Option Agreement.	S-8	333- 92159	99.03	12/6/99
10.20	Form of Option Assumption Agreement.	S-8	333- 92159	99.04	12/6/99
10.21	Business Evolution, Inc. 1999 Stock Plan.	S-8	333- 93591	99.01	12/23/99
10.22	Business Evolution, Inc. Form of Stock Option Agreement.	S-8	333- 93591	99.02	12/23/99
10.23	Form of Option Assumption Agreement-12 Months Acceleration (Business Evolution Option Shares).	S-8	333- 93591	99.03	12/23/99
10.24	Form of Option Assumption Agreement-24 Months Acceleration (Business Evolution Option Shares).	S-8	333- 93591	99.04	12/23/99
10.25	netDialog, Inc. 1997 Stock Plan.	S-8	333- 93591	99.05	12/23/99
10.26	netDialog, Inc. Form of Stock Option Agreement.	S-8	333- 93591	99.06	12/23/99
10.27	Form of Option Assumption Agreement (netDialog Option Shares).	S-8	333- 93591	99.07	12/23/99
10.28	Silknet Software, Inc. 1999 Employee Stock Purchase Plan.	S-8	333- 35730	99.01	4/27/00
10.29	Silknet Software, Inc. 1999 Stock Option and Stock Incentive Plan.	S-8	333- 35730	99.02	4/27/00
10.30	Silknet Software, Inc. 1999 Non-Employee Director Stock Option Plan.	S-8	333- 35730	99.03	4/27/00
10.31	Silknet Software, Inc. Employee Stock Option Plan.	S-8	333- 35730	99.04	4/27/00
10.32	Insite Marketing Technology, Inc. 1997 Stock Option Plan.	S-8	333- 35730	99.05	4/27/00
10.33	Form of Option Assumption Agreement (Silknet Option Shares).	S-8	333- 35730	99.06	4/27/00
10.34	Form of Option Assumption Agreement-Acceleration (Silknet Option Shares).	S-8	333- 35730	99.07	4/27/00
10.35	Broadbase Software, Inc. 1996 Equity Incentive Plan, amended as of June 28, 1999 and related forms of agreements.	S-1	333-82251	10.02	8/12/99
10.36	Broadbase Software, Inc. 1999 Equity Incentive Plan, amended as of November 2, 2000.	S-4	333-48696	4.09	11/09/00
10.37	Related forms of agreements for Broadbase Software, Inc. 1999 Equity Incentive Plan.	S-1	333-82251	10.03	8/30/99
10.38	Broadbase Software, Inc. 1999 Employee Stock Purchase Plan, amended as of November 2, 2000.	S-4	333-48696	4.11	11/09/00
10.39	Related forms of agreements for Broadbase Software, Inc. 1999 Employee Stock Purchase Plan.	S-1	333-82251	10.04	8/30/99
10.40	Broadbase Software, Inc. 2000 Stock Incentive Plan, adopted on May 3, 2000, and related forms of agreements.	S-8	333-38480	4.09	6/02/00
10.41	Non-Plan Stock Option Agreement, dated January 4, 2000, between Broadbase and Greg Martin.	S-8	333-32120	4.12	3/10/00
10.42	Aperio, Inc., 1998 Incentive and Nonqualified Stock Option Plan and related forms of agreements.	S-8	333-40206	4.09	6/26/00
10.43	Panopticon, Inc., 1999 Stock Plan and related forms of agreements.	S-8	333-46652	4.08	9/26/00
10.44	Rubric, Inc., 1997 Stock Option Plan, as amended.	S-1	333-95125	10.15	2/14/00
10.45	Servicesoft Technologies, Inc. 1994 Amended and Restated Stock Option Plan and related forms of agreements.	S-8	333-52198	4.05	12/19/00
10.46	Servicesoft Technologies, Inc. 1999 Stock Option and Grant Plan and related forms of agreements.	S-8	333-52198	4.06	12/19/00
10.47	Amendment No. 1 to the Servicesoft, Inc. 1999 Stock Option and Grant Plan.	S-8	333-52198	4.07	12/19/00
10.48	Amendment No. 2 to the Servicesoft, Inc. 1999 Stock Option and Grant.	S-8	333-52198	4.08	12/19/00
10.49	Form of Rosh Intelligent Systems, Inc., Incentive Stock Option Agreement.	S-8	333-52198	4.11	12/19/00
10.50	Warrant to purchase Common Stock, dated September 6, 2000 between Kana Communications, Inc. and Andersen Consulting LLP.	S-3	333- 46624	4.06	9/26/00
10.51	Warrant to purchase Common Stock, dated August 9, 2001 between Kana Communications, Inc. and Accenture LLP.	S-3	333-77068	4.11	1/18/02
10.52	Warrant to purchase Common Stock, dated August 7, 2001 between Kana Communications, Inc. and General Electric Capital Corporation.	S-3	333-77068	4.12	1/18/02
10.53	Warrant to purchase Common Stock, dated September 5, 2001 between Kana Communications, Inc. and Banca 121.	S-3	333-77068	4.13	1/18/02
10.54	Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein	8-K/A		99.01	12/13/01
10.55	Form of Contingent Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A		99.02	12/13/01
10.56	Form of Commitment Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A		99.03	12/13/01
10.57	Purchase Agreement dated February 5, 2002 between the Registrant and the purchasers named therein	S-3/A	333-77068	4.13	2/11/02
10.58	Letter regarding offer of employment to Brett White, dated May 4, 2002.					X
16.1	Letter from KPMG LLP, dated March 30, 2000.	10-K			3/30/01
21.01	List of subsidiaries of Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.					X
23.2	Consent of KPMG LLP, Independent Auditors.					X
24.01	Power of Attorney (see signature page following Item 14).					X

(b) Reports on Form 8-K.

None.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
KANA Software, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 52 present fairly, in all material respects, the financial position of KANA Software, Inc., previously Kana Communications, Inc., and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 52 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 22, 2002, except for Note 12,
    which is as of February 12, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Kana Communications, Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows of Kana Communications, Inc. and subsidiary for the year ended December 31, 1999. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kana Communications, Inc. and subsidiary for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California
January 20, 2000

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                      December 31,
                                                                 ------------------------
                                                                    2001         2000
                                                                 -----------  -----------
                            ASSETS
Current assets:
 Cash and cash equivalents..................................... $    25,476  $    76,202
 Short-term investments........................................      14,654          297
 Accounts receivable, less allowance for doubtful
  accounts of $6,844 in 2001 and $1,966 in 2000................      15,942       43,393
 Prepaid expenses and other current assets.....................       6,442       13,385
                                                                 -----------  -----------
 Total current assets..........................................      62,514      133,277
Restricted cash................................................      11,018           --
Property and equipment, net....................................      19,382       40,095
Goodwill and intangible assets, net............................      64,800      800,000
Other assets...................................................       2,958        6,752
                                                                 -----------  -----------
  Total assets................................................. $   160,672  $   980,124
                                                                 ===========  ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of notes payable.............................. $     1,363  $     1,456
 Accounts payable..............................................       6,276       17,980
 Accrued liabilities...........................................      25,292       22,299
 Accrued restructuring and merger costs........................      21,100       13,547
 Deferred revenue..............................................      22,180       25,242
                                                                 -----------  -----------
  Total current liabilities....................................      76,211       80,524
Accrued restructuring, less current portion....................      17,514           --
Notes payable, less current portion............................         108          148
                                                                 -----------  -----------
  Total liabilities............................................      93,833       80,672
                                                                 -----------  -----------
Commitments and contingencies (Note 8)
Stockholders' equity:
 Convertible preferred stock, $0.001 par value; 500,000
   shares authorized; no shares issued and outstanding.........          --           --
 Common stock, $0.001 par value; 100,000,000 shares authorized;
   19,399,113 and 9,405,184 shares issued and outstanding......         192           94
 Additional paid-in capital....................................   4,237,325    4,130,231
 Deferred stock-based compensation.............................     (22,209)     (21,639)
 Notes receivable from stockholders............................        (799)      (5,367)
 Accumulated other comprehensive losses........................      (1,285)        (377)
 Accumulated deficit...........................................  (4,146,385)  (3,203,490)
                                                                 -----------  -----------
  Total stockholders' equity...................................      66,839      899,452
                                                                 -----------  -----------
  Total liabilities and stockholders' equity................... $   160,672  $   980,124
                                                                 ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

                                                               Years Ended December 31,
                                                          -----------------------------------
                                                             2001        2000         1999
                                                          ----------  -----------  ----------
Revenues:
 License................................................ $   37,963  $    75,360  $   10,536
 Service................................................     48,907       37,657       2,966
                                                          ----------  -----------  ----------
   Total revenues.......................................     86,870      113,017      13,502
                                                          ----------  -----------  ----------
Cost of revenues:
 License................................................      2,536        2,856         271
 Service, excluding amortization of stock-based
   compensation of $1,417, $2,816 and $19,752...........     48,074       51,144       6,383
                                                          ----------  -----------  ----------
   Total cost of revenues...............................     50,610       54,000       6,654
                                                          ----------  -----------  ----------
Gross profit............................................     36,260       59,017       6,848
                                                          ----------  -----------  ----------
Operating expenses:
 Sales and marketing, excluding amortization of
   stock-based compensation of $7,230, $8,078
   and $34,000, respectively............................     69,635       88,186      21,199
 Research and development, excluding
  amortization of stock-based compensation
  of $4,226, $2,831 and $19,864, respectively...........     35,558       42,724      12,854
 General and administrative, excluding
  amortization of stock-based compensation
  of $3,007, $990 and $6,860, respectively..............     21,215       18,945       5,018
 Amortization of stock-based compensation...............     15,880       14,715      80,476
 Amortization of goodwill and identifiable intangibles..    127,660      873,022          --
 Merger and transition related costs....................     13,443        6,564       5,635
 Restructuring costs....................................     89,047           --          --
 In-process research and development....................         --        6,900          --
 Goodwill impairment....................................    603,446    2,084,841          --
                                                          ----------  -----------  ----------
   Total operating expenses.............................    975,884    3,135,897     125,182
                                                          ----------  -----------  ----------
Operating loss..........................................   (939,624)  (3,076,880)   (118,334)
Impairment of investment................................     (1,000)          --          --
Other income (expense), net.............................      1,521        4,834        (744)
                                                          ----------  -----------  ----------
Loss from continuing operations ........................   (939,103)  (3,072,046)   (119,078)
Discontinued operation:
 Income (loss) from operations of discontinued operation       (125)       1,173         335
 Loss on disposal, including provision of $1.1 million
   for operating losses during phase-out period.........     (3,667)          --          --
                                                          ----------  -----------  ----------
         Net loss....................................... $ (942,895) $(3,070,873) $ (118,743)
                                                          ----------  -----------  ----------
Other comprehensive loss:
 Net unrealized gain (loss) on available
  for sale securities...................................         22          (26)         26
 Foreign currency translation adjustments...............       (930)        (276)        (96)
                                                          ----------  -----------  ----------
   Total other comprehensive loss.......................       (908)        (302)        (70)
                                                          ----------  -----------  ----------
   Comprehensive loss................................... $ (943,803) $(3,071,175) $ (118,813)
                                                          ==========  ===========  ==========
Basic and diluted net loss per share:
  Loss from continuing operations ...................... $   (68.33) $   (395.83) $   (46.21)
  Income (loss) from discontinued operation.............      (0.28)        0.15        0.13
                                                          ----------  -----------  ----------
  Net loss ............................................. $   (68.61) $   (395.68) $   (46.08)
                                                          ==========  ===========  ==========

Shares used in computing basic and diluted
 net loss per share.....................................     13,743        7,761       2,577
                                                          =========== ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                           Deferred     Notes    Accumulated
                                                                            Stock-    Receivable   Other                    Total
                         Preferred Stock     Common Stock      Additional    Based      from      Compre-                  Stock-
                      ------------------- -------------------   Paid-In     Compen-    Stock-     hensive   Accumulated   holders'
                        Shares     Amount   Shares     Amount   Capital     sation     holders    Losses      Deficit      Equity
                      -----------  ------ -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------
Balances,
December 31, 1998....  1,251,264  $   13   1,927,452  $   19  $   29,246  $  (2,284) $    (164) $      (5) $   (13,874) $    12,951
Issuance of
common stock
upon exercise of
stock options
and warrants, net
of repurchases.......         --      --     574,936       6       6,393         --     (6,544)        --           --         (145)
Issuance of
Series D convertible
preferred stock......     83,847      --          --      --      10,169         --         --         --           --       10,169
Conversion of
convertible
preferred stock
to common stock...... (1,335,111)    (13)  2,670,221      27         (14)        --         --         --           --           --
Issuance of
common stock of
pooled companies.....         --      --      96,496       1       5,790         --         --         --           --        5,791
Issuance of
common stock in
exchange for
services.............         --      --         531      --          60         --         --         --           --           60
Issuance of
common stock in
conjunction with
initial public
offering, net........         --      --     759,000       8      51,058         --         --         --           --       51,066
Conversion of
debt, accrued
interest, and
warrants to
common stock.........         --      --      48,029      --       5,058         --         --         --           --        5,058
Payments on
notes receivable
from stockholders....         --      --          --      --          --         --        501         --           --          501
Interest
receivable from
notes receivable
from stockholders....         --      --          --      --          --         --       (173)        --           --         (173)
Interest expense
from warrants
issued in connection
with bridge loans....         --      --          --      --       1,559         --         --         --           --        1,559
Deferred stock-based
compensation.........         --      --          --      --      93,154    (93,154)        --         --           --           --
Amortization of
deferred stock-based
compensation.........         --      --          --      --          --     80,476         --         --           --       80,476
Other comprehensive
loss.................         --      --          --      --          --         --         --        (70)          --          (70)
Net loss.............         --      --          --      --          --         --         --         --     (118,743)    (118,743)
                      -----------  ------ -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------
Balances,
December 31, 1999....         --      --   6,076,665      61     202,473    (14,962)    (6,380)       (75)    (132,617)      48,500
Issuance of
common stock
upon exercise of
stock options
and warrants,
net of
repurchases..........         --      --      69,632      --       3,462        408        320         --           --        4,190
Issuance of
common stock for
Employee Stock
Purchase Plan........         --      --      50,213       1       4,606         --         --         --           --        4,607
Issuance of
common stock
related to
Silknet
Software, Inc.
acquisition..........         --      --   2,918,674      29   3,778,318         --         --         --           --    3,778,347
Issuance of
common stock and
warrants related
to Accenture
agreement............         --      --      40,000       1      16,778    (16,779)        --         --           --           --
Issuance of
common stock
related to private
placement, net.......         --      --     250,000       2     119,573         --         --         --           --      119,575
Deferred stock-
based
compensation.........         --      --          --      --       5,021     (5,021)        --         --           --           --
Amortization of
deferred stock-
based
compensation.........         --      --          --      --          --     14,715         --         --           --       14,715
Payments on
notes receivable
from
stockholders.........         --      --          --      --          --         --        945         --           --          945
Other
comprehensive
loss.................         --      --          --      --          --         --        --        (302)          --         (302)
Interest on
notes receivable
from
stockholders.........         --      --          --      --          --         --       (252)        --           --         (252)
Net loss.............         --      --          --      --          --         --         --         --   (3,070,873)  (3,070,873)
                      -----------  ------ -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------
Balances,
December 31, 2000....         --      --   9,405,184      94   4,130,231    (21,639)    (5,367)      (377)  (3,203,490)     899,452
Issuance of
common stock
upon exercise of
stock options
net of
repurchases..........         --      --     249,624       1       1,132                 2,372         --           --        3,505
Issuance of
common stock for
Employee Stock
Purchase Plan........         --      --      66,407      --         245         --         --         --           --          245
Issuance of
common stock
related to
Broadbase
Software, Inc.
acquisition..........         --      --   8,667,898      87      93,977    (15,485)        --         --           --       78,579
Issuance of
common stock
related to
private
placement, net.......         --      --   1,010,000      10      10,090         --         --         --           --       10,100
Deferred stock-
based
compensation,net ....         --      --          --      --       1,650       (965)        --         --           --          685
Amortization of
deferred stock-
based
compensation.........         --      --          --      --          --     15,880         --         --           --       15,880
Payments on
notes receivable
from
stockholders.........         --      --          --      --          --         --      2,087         --           --        2,087
Other
comprehensive
loss.................         --      --          --      --          --         --        --        (908)          --         (908)
Interest on
notes receivable
from
stockholders.........         --      --          --      --          --         --        109         --           --          109
Net loss.............         --      --          --      --          --         --         --         --     (942,895)    (942,895)
                      -----------  ------ -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------
Balances,
December 31, 2001....         --  $   --  19,399,113  $  192  $4,237,325  $ (22,209) $    (799) $  (1,285) $(4,146,385) $    66,839
                      ===========  ====== ===========  ======  ==========  =========  =========  =========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                 For the Years Ended December 31,
                                                               -----------------------------------
                                                                  2001        2000         1999
                                                               ----------  -----------  ----------
Cash flows from operating activities:
 Net loss.................................................... $ (942,895) $(3,070,873) $ (118,743)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation expense.......................................     10,072        9,010       1,531
  Amortization of goodwill and identifiable intangibles......    127,660      873,022          --
  Amortization of stock-based compensation...................     15,880       14,715      80,536
  In process research and development........................         --        6,900          --
  Goodwill impairment........................................    603,446    2,084,841          --
  Noncash interest (income) expense..........................        (90)        (252)      1,644
  Other non-cash charges.....................................     30,545           --          --
  Changes in operating assets and liabilities,
   net of effects from acquisitions:
  Accounts receivable........................................     41,653      (30,691)     (3,807)
  Prepaid expenses and other current assets..................     12,807      (13,706)     (1,831)
  Other assets...............................................      1,670           --          --
  Accounts payable and accrued liabilities...................    (28,145)      19,014       9,274
  Accrued restructuring and merger...........................     26,909           --          --
  Deferred revenue...........................................    (11,720)      17,273       5,691
  Other liabilities..........................................       (233)          --          --
                                                               ----------  -----------  ----------
  Net cash used in operating activities......................   (112,441)     (90,747)    (25,705)
                                                               ----------  -----------  ----------
Cash flows from investing activities:
 Sales (purchases) of short-term investments, net............     40,587       34,225     (35,981)
 Purchases of property and equipment.........................    (16,780)     (35,637)     (8,418)
 Cash acquired from acquisitions.............................     33,556       23,806          --
 Restricted cash.............................................     (7,800)          --          --
                                                               ----------  -----------  ----------
  Net cash provided by (used in) investing activities........     49,563       22,394     (44,399)
                                                               ----------  -----------  ----------
Cash flows from financing activities:
 Payments on notes payable...................................       (579)      (3,155)     (2,151)
 Net proceeds from issuance of common stock and warrants.....     11,478      128,372      56,711
 Payments on stockholders' notes receivable..................      2,087          945         501
 Net proceeds from issuance of convertible preferred stock...         --           --      10,169
 Proceeds from notes payable and convertible notes payable...         --           --       9,790
                                                               ----------  -----------  ----------
  Net cash provided by financing activities..................     12,986      126,162      75,020
                                                               ----------  -----------  ----------
Effect of exchange rate changes on cash and cash equivalents.       (834)        (302)        (96)
                                                               ----------  -----------  ----------
Net change in cash and cash equivalents......................    (50,726)      57,507       4,820
Cash and cash equivalents at beginning of year...............     76,202       18,695      13,875
                                                               ----------  -----------  ----------
Cash and cash equivalents at end of year..................... $   25,476  $    76,202  $   18,695
                                                               ==========  ===========  ==========
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest...................... $      147  $       242  $      131
                                                               ==========  ===========  ==========
 Noncash activities:
  Issuance of common stock and assumption of options
   and warrants related to acquisitions ..................... $   94,064  $ 3,778,347  $       --
                                                               ==========  ===========  ==========

  Issuance of warrants and common stock to non-employees .... $    2,357  $    15,800          --
                                                               ==========  ===========  ==========

  Grant of options to purchase common stock with
   an exercise price below fair market value................. $    2,599  $     5,021  $   93,154
                                                               ==========  ===========  ==========

  Issuance (repurchase) of common stock in
   exchange for notes receivable from stockholders........... $   (2,372) $      (320) $    6,544
                                                               ==========  ===========  ==========

  Issuance of common stock upon conversion of
   convertible note payable.................................. $       --  $        --  $    4,800
                                                               ==========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

KANA Software, Inc., previously Kana Communications, Inc., and its subsidiaries (the Company or KANA) develop, market and support customer communications software products and services for e-Businesses. The Company sells its products primarily in the United States and, to a lesser extent, in Europe and Asia, through its direct sales force and third party integrators.

(b) Reincorporation and Stock Splits

The Board of Directors recommended and the stockholders approved a one- for-ten reverse stock split of the common stock for stockholders of record on December 13, 2001. In April 2000, the Board of Directors approved the increase of authorized number of shares of common stock to 100,000,000. The Board of Directors approved a two-for-one stock split of the common stock for stockholders of record on January 28, 2000. In September 1999, KANA reincorporated into the State of Delaware, effected a two-for-three reverse stock split of KANA's common stock and preferred stock.

The accompanying consolidated financial statements have been retroactively restated to reflect the effect of this reincorporation and these stock splits.

(c) Principles of Consolidation

The consolidated financial statements include the financial statements of KANA and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year's financial statements to conform with the current year's presentation. These reclassifications had no effect on prior year's stockholders' equity or results of operations.

(d) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company's customers are currently concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. As of December 31, 2001 and 2000, no customer represented more than 10% of total accounts receivable.

(i) Restricted Cash

As of December 31, 2001, the Company maintained $11.0 million in restricted cash. During the year ended December 31, 2001, the Company provided for a letter of credit totaling $5.8 million and also transferred $2.0 million of cash into an escrow account to fulfill certain contractual obligations. In addition, restricted cash includes $3.2 million as collateral on the Company's leased facilities and other long-term deposits.

(j) Internal Use Software

Software development costs, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company's management has authorized the funding of the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life using the straight-line method.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write-down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs.

(k) Investments

Investments are included in other assets and consist of a minority investment in preferred stock of a privately held company in which the Company holds less than a 20% interest. The private investment is carried at original cost, less reductions related to other-than-temporary declines in value. The Company assesses the recoverability of investments on a regular basis. Factors that the Company considers which could trigger an other-than-temporary decline include, but are not limited to, the likelihood that the related company would have insufficient cash flows to operate for the next twelve months, proposed financing, significant changes in the operating performance or business model, and changes in market conditions. The Company recorded a charge related to an other-than-temporary decline in the value of its investment of $1.0 million in 2001.

(l) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the life of the improvement. Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $10.1 million, $9.0 million and $1.5 million, respectively.

The Company evaluates property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

(m) Intangible assets

Goodwill and identifiable intangibles are carried at cost less accumulated amortization. The Company amortized goodwill and other identifiable intangibles on a straight-line basis over their estimated useful lives, which is three years.

The Company assesses the impairment of identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in its stock price for a sustained period, and its market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

The Company performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. The assessment was performed primarily due to the significant sustained decline in the Company's stock price since the valuation date of the shares issued in the Silknet acquisition resulting in the Company's net book value of its assets prior to the impairment charge significantly exceeding the Company's market capitalization, the overall decline in the industry growth rates, and the Company's lower fourth quarter of 2000 actual and projected operating results. As a result, the Company recorded a $603.4 million and $2.1 billion impairment charge in the first quarter of 2001 and fourth quarter of 2000, respectively, to reduce goodwill. The charges were based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date.

The Company is required to adopt SFAS No. 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At December 31, 2001, net goodwill was $64.8 million and goodwill amortization expense was $127.7 million for the year ended December 31, 2001. The Company will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. Any impairment resulting from the transition provisions will be recorded as of January 1, 2002 and will be recognized as the effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment test. In addition, at December 31, 2001, negative goodwill approximated $3.9 million. The Company will be required as part of the adoption of SFAS No. 142 to immediately recognize the unamortized negative goodwill that exists on January 1, 2002. This adjustment will be recognized as the effect of a change in accounting principle.

(n) Revenue Recognition

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

License revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable and collectibility is reasonably assured. If the arrangement involves significant customization of the software, the fees, excluding the portion attributable to maintenance are recognized using the percentage-of- completion method. Revenue from maintenance contracts is recognized ratably over the term of the maintenance contract on a straight-line basis. Service revenue, consisting primarily of consulting, implementation, and hosting is generally recognized at the time the service is performed. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

(o) Software Development Costs

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

(p) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $2.4 million, $7.4 million, and $2.6 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

(q) Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock.

Deferred stock-based compensation resulting from option grants to employees, and warrants issued to non-employees, is amortized on an accelerated basis over the vesting period of the individual options, generally four years, in accordance with Financial Accounting Standards Board Interpretation No. 28.

(r) Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not.

(s) Comprehensive Income (Loss)

Other comprehensive income (loss) recorded by the Company for the years ended December 31, 2001, 2000 and 1999 was primarily attributable to foreign currency translation adjustments.

(t) Net Loss Per Share

Basic net loss per share from continuing operations is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share from continuing operations is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method, and convertible securities using the as-if converted basis.

The following table presents the calculation of basic and diluted net loss per share from continuing operations:

                                                               Years Ended December 31,
                                                          -----------------------------------
                                                             2001        2000         1999
                                                          ----------  -----------  ----------
                                                             (in thousands, except per
                                                                  share amounts)
Numerator:
 Net loss from continuing operations.................... $ (939,103) $(3,072,046) $ (119,078)
                                                          ----------  -----------  ----------
Denominator:
 Weighted-average shares of common
  stock outstanding.....................................     13,880        8,306       3,487
 Less weighted-average shares subject
  to repurchase.........................................       (137)        (545)       (910)
                                                          ----------  -----------  ----------
 Denominator for basic and diluted calculation..........     13,743        7,761       2,577
                                                          ==========  ===========  ==========
Basic and diluted net loss per
 common share from continuing operations................ $   (68.33) $   (395.83) $   (46.21)
                                                          ==========  ===========  ==========

All convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by KANA have been excluded from the calculation of diluted net loss per share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

                                                               Years Ended December 31,
                                                          -----------------------------------
                                                             2001        2000         1999
                                                          ----------  -----------  ----------
Stock options and warrants..............................      6,753        2,554         377
Common stock subject to repurchase......................         28          389         910
                                                          ----------  -----------  ----------
                                                              6,781        2,943       1,287
                                                          ==========  ===========  ==========

(u) Segment Reporting

KANA's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, KANA considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. KANA's long-lived assets are primarily in the United States. Geographic information on revenue for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):

                                                       Years Ended December 31,
                                               -------------------------------------
                                                  2001         2000         1999
                                               -----------  -----------  -----------
United States................................ $    73,069  $    93,523  $    12,117
International................................      13,801       19,494        1,385
                                               -----------  -----------  -----------
                                              $    86,870  $   113,017  $    13,502
                                               ===========  ===========  ===========

During the years ended December 31, 2001, 2000 and 1999, no customer represented more than 10% of total revenues. Revenue from the United Kingdom accounted for approximately 11% of total revenues in the year ended December 31, 2000. Revenue to any one foreign country did not exceed 10% of total revenue in 2001 or 1999.

(v) Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board ("APB") No.16, Business Combinations. The provisions of SFAS No.141 were adopted July 1, 2001. The most significant changes made by SFAS No.141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

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

The Company is required upon adoption of SFAS No. 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At December 31, 2001, net goodwill was $64.8 million and goodwill amortization expense was $127.7 million for the year ended December 31, 2001. In addition, the Company will be required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. Any impairment resulting from the transition provisions will be recorded as of January 1, 2002 and will be recognized as the effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment test. At December 31, 2001, negative goodwill approximated $3.9 million. The Company will be required as part of the adoption of SFAS No. 142 to immediately recognize the unamortized negative goodwill that exists on January 1, 2002. This adjustment will be recognized as the effect of a change in accounting principle.

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

2. Business Combinations

In June 2001, the Company finalized the acquisition of Broadbase. In connection with the merger, each share of Broadbase common stock outstanding immediately prior to the consummation of the merger was converted into the right to receive .105 shares of KANA common stock (the "Exchange Ratio") and KANA assumed Broadbase's outstanding stock options and warrants based on the Exchange Ratio, issuing approximately 8.7 million shares of KANA common stock and assuming options and warrants to acquire approximately 2.7 million shares of KANA common stock. The transaction was accounted for using the purchase method of accounting.

The allocation of the purchase price at December 31, 2001 to assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets acquired.................................. $   125,144
Deferred compensation ....................................      15,485
Liabilities assumed ......................................     (34,975)
Deferred credit - negative goodwill ......................      (4,282)
                                                            -----------
 Net assets acquired...................................... $   101,372
                                                            ===========

Deferred compensation recorded in connection with the merger will be amortized over a four-year period. Negative goodwill will be amortized over its estimated useful life of three years until the adoption of SFAS No. 142 on January 1, 2002.

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

Fair market value of common stock...................................... $    81,478
Fair market value of options and warrants assumed......................      12,586
Acquisition-related costs..............................................       7,308
                                                                         -----------
Total.................................................................. $   101,372
                                                                         ===========

In connection with the Broadbase merger, KANA recorded $13.4 million of merger-related integration expenses and transition costs during the year ended December 31, 2001. These amounts consisted primarily of transitional personnel costs of $5.6 million and duplicate facility and insurance costs, redundant assets, and professional fees associated with the merger of $7.8 million. As of December 31, 2001, the Company had approximately $10.3 million remaining in accrued merger-related costs on the consolidated balance sheet in accrued restructuring and merger costs.

The following unaudited pro forma net revenues, net loss and net loss per share data for the year ended December 31, 2001 and 2000 are based on the respective historical financial statements of the Company and Broadbase. The pro forma data reflects the consolidated results of operations as if the merger with Broadbase occurred at the beginning of each of the periods indicated and includes the amortization of the resulting negative goodwill and deferred compensation. The pro forma results include the results of pre-acquisition periods for companies acquired by Broadbase prior to its acquisition by KANA. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                              (Unaudited Pro forma)
                                                                   Year Ended
                                                                  December 31,
                                                            ------------------------
                                                               2001         2000
                                                            -----------  -----------
                                                             (In thousands, except
                                                               per share amounts)
                                                            ------------------------
Net revenues ............................................. $   113,347  $   196,174
Net loss ................................................. $(1,965,075) $(3,247,880)
Basic and diluted net loss per share ..................... $   (108.92) $   (188.29)
Shares used in basic and diluted net loss
  per share calculation ..................................      18,042       17,249

In April 2000, the Company acquired Silknet Software, Inc. ("Silknet"). In connection with the merger, each share of Silknet common stock was converted into the right to receive .166 shares of the Company's common stock (the "Exchange Ratio") and the Company assumed Silknet's outstanding stock options and warrants based on the Exchange Ratio, issuing approximately 2.9 million shares of common stock and assuming options and warrants to acquire approximately 400,000 shares of the Company's common stock. The transaction was accounted for using the purchase method of accounting.

As of the acquisition date, the Company recorded the fair market value of Silknet's assets and liabilities. The resulting goodwill and intangible assets acquired in connection with the merger are being amortized over a three-year period. The allocation of the purchase price to assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets acquired.................................. $    60,074
Identifiable intangibles acquired:
 In process research and development......................       6,900
 Existing technology......................................      14,400
 In-place workforce.......................................       6,600
 Goodwill.................................................   3,736,835
Liabilities assumed.......................................     (13,562)
                                                            -----------
 Net assets acquired...................................... $ 3,811,247
                                                            ===========

The purchase price was determined using the average fair market value of the Company's common stock from January 31, 2000 to February 14, 2000, five trading days before and after the merger agreement was announced. The purchase price is summarized as follows (in thousands):

Fair market value of common stock...................................... $ 3,373,425
Fair market value of options and warrants assumed......................     404,922
Acquisition-related costs..............................................      32,900
                                                                         -----------
Total.................................................................. $ 3,811,247
                                                                         ===========

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

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in- process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Silknet had two projects in process that were 90% complete. These projects have been completed as of December 31, 2001.

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

In connection with the Silknet merger, the Company recorded $6.6 million of transaction costs and merger-related integration expenses. These amounts consisted primarily of merger-related advertising and announcements of $4.5 million and duplicate facility costs of $1.0 million.

The following unaudited pro forma net revenues, net loss and net loss per share data for the year ended December 31, 1999 is based on the respective historical financial statements of the Company and Silknet. The pro forma data reflects the consolidated results of operations as if the merger with Silknet occurred at the beginning of the period indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                       (Unaudited Pro forma)
                                                            Year Ended
                                                            December 31,
                                                               1999
                                                            -----------
                                                       (In thousands, except
                                                         per share amounts)
                                                            -----------
Net revenues ............................................. $    36,032
Net loss ................................................. $(1,385,313)
Basic and diluted net loss per share ..................... $   (305.20)
Shares used in basic and diluted net loss
  per share calculation ..................................       4,539

As discussed in Note 1, the Company recorded a $2.1 billion impairment charge to reduce the value of goodwill resulting from the Silknet acquisition. Such amount is not included in the above unaudited pro forma information.

On August 13, 1999, the Company issued 698,254 shares of its common stock to the shareholders of Connectify in exchange for all of the outstanding capital stock of Connectify. Prior to the consummation of the merger, 509,582 shares of the outstanding KANA preferred stock were converted to 1,019,164 shares of KANA common stock. As a result of the conversion, the Company created a controlling class of common stock.

On December 3, 1999, in connection with the acquisition of Business Evolution, Inc. ("BEI"), 193,521 shares of KANA common stock were issued or reserved for issuance for all outstanding shares, warrants and options of BEI. On the same date, in connection with the acquisition of netDialog, Inc. ("netDialog"), 124,406 shares of KANA common stock were issued or reserved for issuance for all outstanding shares, warrants, convertible notes and options of netDialog.

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

Certain results of operations data for the separate companies and the combined amounts presented in the consolidated financial statements were as follows (in thousands):

                                                               Nine
                                                           Months Ended
                                                           September 30,
                                                               1999
                                                            -----------
                                                            (Unaudited)
Revenues:
  Kana.................................................... $     7,174
  Connectify(1)...........................................          --
  BEI.....................................................         361
  NetDialog...............................................          72
                                                            -----------
                                                           $     7,607
                                                            ===========

                                                               Nine
                                                           Months Ended
                                                           September 30,
                                                               1999
                                                            -----------
                                                            (Unaudited)
Net Loss:
  Kana.................................................... $   (16,828)
  Connectify(1)...........................................      (2,627)
  BEI.....................................................      (2,404)
  NetDialog...............................................      (6,288)
                                                            -----------
                                                           $   (28,147)
                                                            ===========
  Connectify figures included in the nine months ended 1999 are stated for the six months ended June 30, 1999.

3. Financial Statement Detail

Cash equivalents consisted of the following (in thousands):

                                                    December 31,
                                               ------------------------
                                                  2001         2000
                                               -----------  -----------
Money market funds........................... $    21,992  $     7,225
Commercial paper.............................          --       25,722
Municipal securities.........................          --       31,901
                                               -----------  -----------
                                              $    21,992  $    64,848
                                               ===========  ===========

Short-term investments consisted of the following (in thousands):

                                                    December 31,
                                               ------------------------
                                                  2001         2000
                                               -----------  -----------
Municipal securities......................... $    13,636  $        --
Corporate notes / bonds......................       1,018           --
Certificates of deposit......................          --          297
                                               -----------  -----------
                                              $    14,654  $       297
                                               ===========  ===========

Unrealized gains and losses on available-for-sale securities at December 31, 2001 and 2000 were immaterial in both years.

Property and equipment, net consisted of the following (in thousands):

                                                    December 31,
                                               ------------------------
                                                  2001         2000
                                               -----------  -----------
Computer equipment........................... $    28,024  $    38,582
Furniture and fixtures.......................       2,784        5,743
Leasehold improvements.......................       3,762        6,611
                                               -----------  -----------
                                                   34,570       50,936
Less accumulated depreciation and
  amortization...............................     (15,188)     (10,841)
                                               -----------  -----------
                                              $    19,382  $    40,095
                                               ===========  ===========

Accrued liabilities consisted of the following (in thousands):

                                                    December 31,
                                               ------------------------
                                                  2001         2000
                                               -----------  -----------
Accrued payroll and related expenses......... $     5,197  $     8,470
Accrued commissions..........................       3,238        2,372
Other accrued liabilities....................      16,857       11,457
                                               -----------  -----------
                                              $    25,292  $    22,299
                                               ===========  ===========

Other income (expense), net consisted of the following (in thousands):

                                                    Year Ended December 31,
                                               -------------------------------------
                                                  2001         2000         1999
                                               -----------  -----------  -----------
Interest income.............................. $     2,266  $     5,991  $     1,419
Interest expense.............................        (152)        (242)        (520)
Interest expense from warrants issued
  in connection with bridge loans............          --           --       (1,559)
Other........................................        (593)        (915)         (84)
                                               -----------  -----------  -----------
                                              $     1,521  $     4,834  $      (744)
                                               ===========  ===========  ===========

4. Notes Payable

At December 31, 2001, the Company maintained a line of credit totaling $3.0 million, which was collateralized by all of its assets, bore interest at the bank's prime rate plus .5% (5.25% as of December 31, 2001), and expired in February 2002. The bank did not require any financial covenants as of December 31, 2001. Total borrowings as of December 31, 2001 and 2000 were $1.2 million under this line of credit. In March 2002, the Company renewed its line of credit with a $4.0 million facility which is collateralized by all of its assets, bears interest at the bank's prime rate plus .25%, and expires in March 2003 at which time the entire balance under the line of credit is due. The line of credit contains a financial covenant that requires the Company to maintain at least a $6.0 million dollar balance in any account with the bank. In lieu of this minimum balance covenant the Company may also cash-secure the facility with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that the Company maintains at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents.

Included in notes payable are the Company's capital lease obligations at December 31, 2001 totaling $284,000 which bear interest at 14.5% and will be repaid by 2004. As of December 31, 2000, the Company's capital lease obligations totaled $417,000.

Year Ending December 31,
2002.........................................  $       182
2003.........................................          131
2004.........................................           12
                                                -----------
Total minimum lease payments.................          325
Less amount representing interest............          (41)
                                                -----------
Present value of capital lease obligations...          284
Less current portion.........................         (176)
                                                -----------
Long-term portion of capital lease obligations  $      108
                                                ===========

5. Stockholders' Equity

(a) Private Placement and Initial Public Offering

In November 2001, the Company sold 1,000,000 shares of its common stock for gross and net proceeds of $10.0 million in a private placement transaction, and an additional 10,000 shares for gross and net proceeds of $100,000 to the same investor in December 2001.

In June 2000, the Company sold 250,000 shares of common stock at $500.00 per share in a private placement transaction. KANA received approximately $120.0 million in net proceeds.

In September 1999, KANA consummated its initial public offering in which it sold 759,000 shares of common stock at $75.00 per share. KANA received approximately $51.0 million in cash, net of underwriting discounts, commissions and other offering costs.

(b) Convertible Preferred Stock

Since inception, KANA issued 1,335,111 shares of convertible preferred stock. During 1999, 1,158,138 shares were converted to common stock at the time of the Connectify merger and 176,973 shares were converted to common stock at the initial public offering at a ratio of 1 share of preferred stock for 2 shares of common stock.

(c) Common Stock

The Company has issued to founders 1,099,440 shares of common stock, which are subject to repurchase on termination of employment. Such repurchase rights lapse in a series of equal monthly installments over a four-year period ending in June 2003. As of December 31, 2000, all shares were vested.

Certain option holders have exercised options to purchase shares of restricted common stock in exchange for four-year full recourse promissory notes. The notes bear interest at 5.7% and expire on various dates through 2003. The Company has the right to repurchase all unvested shares purchased by the notes at the original exercise price in the event of employee termination. The number of shares subject to this repurchase right decreases as the shares vest under the original option terms, generally over four years. As of December 31, 2001, there were approximately 28,400 shares subject to repurchase. These options were exercised at prices ranging from $0.25 to $45.00 with a weighted- average exercise price of $11.55 per share.

(d) Stock Compensation Plans

The 1999 Employee Stock Purchase Plan ("1999 ESPP") allows eligible employees to purchase common stock through payroll deductions of up to 15% of an employee's compensation. Each offering period will have a maximum duration of 24 months and will consist of four six-month purchase periods. The purchase price of the common stock will be equal to 85% of the fair market value per share on the participant's entry date into the offering period, or, if lower, 85% of fair market value per share on each semi-annual purchase date. The 1999 ESPP qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. As of December 31, 2001, 89,927 shares were issued from the 1999 ESPP.

Upon the merger with Broadbase in June 2001, the Company assumed Broadbase's 1999 Employee Stock Purchase Plan (the "Broadbase ESPP"). The Broadbase ESPP has similar terms as the 1999 ESPP. As of December 31, 2001, 94,783 shares were issued under the Broadbase ESPP.

The Company's 1999 Stock Incentive Plan (the "1999 Plan"), as successor to the 1997 Stock Option/Stock Issuance Plan (the "1997 Plan"), provides for a total of 5,081,947 shares of the Company's common stock to be granted to employees, independent contractors, officers, and directors. Options are generally granted at an exercise price equivalent to the estimated fair market value per share at the date of grant, as determined by the Company's Board of Directors. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than 10 years from the date of grant. Options are immediately exercisable and generally vest over four years, 25% one year after the grant date and the remainder at a rate of 1/36 per month thereafter. Plans of acquired companies have similar terms as those of the 1999 Plan. Outstanding options under all these plans were assumed in the respective merger or acquisition.

Upon the merger with Broadbase in June 2001, the Company assumed Broadbase's existing 1999 and 2000 Stock Incentive Plans (Broadbase Incentive Plans). These Broadbase Incentive Plans have similar terms as the 1999 Plan. Upon the date of the merger, 2,515,984 and 5,251,061 options were outstanding and available for grant, respectively, under the Broadbase Incentive Plans.

In December 1999, the board of directors approved the 1999 Special Stock Option Plan and 100,000 shares of common stock were reserved for issuance under this plan. The Special Stock Option Plan has similar terms as those of the 1999 Plan, except that options may be granted with an exercise price less than, equal to, or greater than the fair market value of the option shares on the grant date. As of December 31, 2000, 90,401 shares have been granted and 15,377 shares have been cancelled. This plan expired upon the merger with Broadbase in June 2001, resulting in the expiration of 24,976 options available for grant. There are 72,599 outstanding options under this plan at December 31, 2001.

A summary of stock option activity for all plans follows:

                                                   Options Outstanding
                                                  -----------------------
                                                                Weighted
                                        Shares                  Average
                                       Available   Number of    Exercise
                                       for Grant    Shares       Price
                                      ----------- -----------  ----------
Balances, December 31, 1998..........    498,260      77,632  $     1.90
  Additional shares authorized.......  1,197,631          --          --
  Options granted....................   (939,474)    939,474       62.40
  Options exercised..................         --    (609,624)      10.10
  Options canceled...................     30,370     (30,370)     148.80
                                      ----------- -----------
Balances, December 31, 1999..........    786,787     377,112      127.10
  Additional shares authorized.......  1,258,310          --          --
  Options assumed....................         --     342,199      168.70
  Options granted.................... (2,151,300)  2,151,300      521.30
  Options exercised..................         --    (103,637)      41.20
  Options canceled and retired.......    279,235    (284,800)     788.80
                                      ----------- -----------
Balances, December 31, 2000..........    173,032   2,482,174      397.80
  Additional shares authorized.......  1,500,000          --          --
  Option plan assumed................  5,251,061   2,515,984      131.97
  Options granted.................... (4,636,083)  4,636,083       13.81
  Options exercised..................         --    (537,314)       4.81
  Options canceled and retired.......  1,399,025  (2,802,287)     208.82
                                      ----------- -----------
Balances, December 31, 2001..........  3,687,035   6,294,640  $    48.63
                                      =========== ===========

The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                          Options Outstanding          Options Exercisable
                    --------------------------------- ----------------------
                                 Weighted
                                 Average    Weighted               Weighted
                                Remaining    Average                Average
                      Number    Contractual Exercise    Number     Exercise
                     of shares     Life       Price    of shares     Price
                    ----------- ----------  --------- -----------  ---------
$0.00--$0.10.......    362,647        9.8  $    0.10       6,008  $    0.05
$0.16--$3.70.......    318,545        8.3       3.26     147,035       2.87
$4.07--$8.76.......  1,185,549        9.1       8.54     366,485       8.29
$9.52--$12.40......    683,181        9.1      11.85     290,618      11.61
$13.80--$14.41.....  2,660,370        9.9      14.41       1,000      14.41
$14.57--$18.90.....    388,038        9.5      18.53      60,793      18.71
$19.00--$75.00.....    132,370        8.1      47.29      78,672      48.61
$90.40--$1,494.00..    563,940        8.4     416.72     323,713     420.80
                    -----------                       -----------
                     6,294,640        9.4  $   48.63   1,274,324  $  116.24
                    ===========                       ===========

The weighted average exercise price of stock options outstanding was $397.80 as of December 31, 2000.

The Company uses the intrinsic-value method in accounting for its stock-based compensation plans. Accordingly, compensation cost has been recognized in the financial statements for those options issued with exercise prices at less than fair value at date of grant. In 2001, options granted with an exercise price below the fair market value resulted in a charge of $2.6 million, and cancellations of grants with previous associated charges resulted in a reversal of $3.0 million. In connection with the merger with Broadbase, the Company recorded unearned stock-based compensation totaling approximately $15.5 million during the year ended December 31, 2001. These amounts are included as a component of stockholders' equity and are being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

Subsequent to the consummation of the BEI and netDialog acquisitions, the Company granted 69,826 under the 1999 Special Stock Option Plan options to certain employees hired from the acquired companies for an exercise price below the fair market value of the common stock. These options were immediately vested on the date of grant and 50% of the options can be exercised 15 months after the grant date and the remaining 50% of the options can be exercised 30 months after the grant date, provided the individual remains an employee of the Company. If the employee is terminated prior to these dates, the options can be exercised after 9.5 years. The difference between the fair market value of the underlying common stock and the exercise price of the options was recorded as compensation expense in the fourth quarter of 1999 in the amount of approximately $60.4 million.

Had compensation cost for the Company's plans been determined consistent with the fair value approach in SFAS No. 123, the Company's net loss and net loss per share would have been as indicated below (in thousands, except per share amounts):

                                               Year Ended December 31,
                                           -------------------------------------
                                              2001         2000         1999
                                           -----------  -----------  -----------
Net loss:
  As reported............................ $  (942,895) $(3,070,873) $  (118,743)
  Pro forma.............................. $  (908,188) $(3,190,035) $  (124,603)
Basic and diluted net loss per share:
  As reported............................ $    (68.61) $   (395.68) $    (46.08)
  Pro forma.............................. $    (66.08) $   (411.03) $    (48.35)

The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted average assumptions:

                               Options                         ESPP
                    ------------------------------ ------------------------------
                    Interest                       Interest
                      Rate      Term    Volatility   Rate      Term    Volatility
                    --------- --------- ---------- --------- --------- ----------
2001...............     3.62%   3 yrs         100%     1.82%   6 mths        100%
2000...............     6.16%   3 yrs         100%     5.30%   9 mths        100%
1999--Post IPO.....     5.45%   3 yrs         100%     5.14%   6 mths        100%
1999--Pre IPO......     5.30%   3 yrs          --        --        --         --

The weighted average fair value of the employee stock purchase rights granted under the 1999 ESPP during 2001, 2000 and 1999 was $18.31, $4.99 and $6.55, respectively.

The weighted average fair value and exercise price of the options granted are as follows:

                                                      Weighted Average Exercise Price   Weighted Average Fair Value
                                                     -------------------------------  -------------------------------
                                                       2001       2000       1999       2001       2000       1999
                                                     ---------  ---------  ---------  ---------  ---------  ---------
Exercise price does not exceed  fair value on grant $   14.01  $  512.20  $  246.70  $   11.30  $  334.90  $  159.40
Exercise price exceeds fair value on grant date.... $   12.51  $  811.20  $   27.10  $    7.56  $  526.90  $  128.30
Total options...................................... $   13.81  $  521.30  $   62.40  $   10.79  $  342.00  $  133.90

(e) Warrants

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

The fair value of each tranche of warrants was measured at each date the exercise terms of the warrants changed. The fair value of the warrants was treated as a discount on the convertible debt and recorded as interest expense. In connection with the acquisition of netDialog, all warrants issued under the arrangement were converted into approximately 7,400 shares of KANA common stock at an exercise price of $121.30 per share, of which, approximately 1,000 shares of KANA common stock were surrendered back to the Company in lieu of paying cash. The full value of the warrants of approximately $1.6 million was expensed during the year ended December 31, 1999.

In September 2000, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock pursuant to a stock and warrant purchase agreement in connection with its global strategic alliance. The shares of the common stock issued were fully vested, and the Company recorded a charge of approximately $14.8 million to be amortized over the four-year term of the agreement. As of December 31, 2001, warrants to purchase 33,077 shares of common stock are fully vested and 19,423 have been forfeited, with the remainder becoming vested upon the achievement of certain performance goals. The vested warrants were valued using the Black-Scholes model resulting in charges totaling $2.0 million of which $1.0 million is being amortized over the remaining term of the agreement and $1.0 million was immediately expensed in the fourth quarter of 2000. The Company will incur a charge to stock-based compensation for the unvested portion of the warrant when performance goals are achieved. As of December 31, 2001, shares of common stock under the warrant which were unvested had a fair value of approximately $389,000 based upon the fair market value of the Company's common stock at such date.

In June 2001, the Company entered into an agreement to issue to a customer a fully vested and exercisable warrant to purchase up to 25,000 shares of common stock pursuant to a warrant purchase agreement. The Company has recorded deferred stock-based compensation of $330,000 for the warrant using the Black- Scholes model. This amount is being amortized as a reduction to revenue.

In September 2001, the Company issued to a customer a warrant to purchase up to 5,000 shares of common stock pursuant to a warrant purchase agreement. The warrant fully vests in September 2006 and has a provision for acceleration of vesting 1,250 shares annually over four years if certain marketing criteria are met by the customer. The warrants were valued using the Black-Scholes model resulting in a charge of approximately $29,000 which is being amortized over the five-year term of the agreement.

In September 2001, the Company issued to Accenture an additional warrant to purchase up to 150,000 shares of common stock pursuant to a warrant purchase agreement in connection with its global strategic alliance. The warrant is fully vested and exercisable as of September 2001. The warrants were valued using the Black-Scholes model resulting in a charge of approximately $946,000 which is being amortized over the four-year term of the agreement.

In December 2001, the Company issued to two investment funds warrants to purchase up to 193,059 shares of common stock pursuant to proposed financing expected to be funded upon stockholder approval in February 2002. The warrants were valued using the Black-Scholes model totaling approximately $1.0 million. This amount has been recorded as prepaid financing costs at December 31, 2001 and will be recorded as stock-based compensation expense in 2002 upon termination of the financing agreement as discussed in Note 12.

As of December 31, 2001, there was approximately $22.2 million of total unearned deferred stock-based compensation remaining to be amortized.

6. Restructuring Costs

In the past, the Company has experienced substantial increases in expenditures consistent with growth in its operations and personnel. To reduce its expenditures, the Company restructured in several areas, including reduced staffing, expense management and capital spending. In 2001, the Company incurred restructuring charges of approximately $89.0 million related to the reductions in its workforce and costs associated with certain excess leased facilities and asset impairments. Included in the $89.0 million are non-cash charges totaling $28.3 million primarily related to disposals of fixed assets. Cash payments in 2001 totaled $32.4 million and $28.3 million in restructuring liabilities remain on the consolidated balance sheet in accrued restructuring and merger costs at December 31, 2001.

The restructuring costs include $26.4 million for assets disposed of or removed from operations. Assets disposed of or removed from operations consisted primarily of leasehold improvements, computer equipment and related software, office equipment, furniture and fixtures.

The restructuring costs also include $24.4 million, for severance, benefits and related costs due to the reduction in workforce. As of December 31, 2001, the Company had 409 full-time employees. The Company has restructured throughout 2001 with net workforce reductions of approximately 772 employees, or 65% from December 31, 2000, in order to streamline operations, eliminate redundant positions after the merger with Broadbase, and reduce costs and bring staffing and structure in line with industry standards and current economic conditions. These reductions have been significant, particularly in light of the increase of approximately 896 employees upon the acquisition of Broadbase Software in June of 2001.

The restructuring costs also include $38.2 million due to the Company's decision to exit and reduce certain facilities. The estimated facility costs are based on the Company's contractual obligations, net of assumed sublease income based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2010 unless the Company negotiates to exit the leases at an earlier date.

A summary of restructuring expenses, payments, and liabilities for the year ended and as at December 31, 2001 is as follows (in thousands):

                                                                         Restructuring
                               Expense      Non-cash       Payments        Accrual
                              ---------   ------------   -------------   ------------
      Severance............. $  24,426   $      1,858   $      21,655   $        913
      Facilities............    38,168             --          10,750         27,418
      Asset disposals.......    26,453         26,453              --             --
                              ---------   ------------   -------------   ------------
      Total ................ $  89,047   $     28,311   $      32,405   $     28,331
                              =========   ============   =============   ============

7. Retirement Plan

The Company has a 401(k) retirement plan, which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified amount. The Company, at its discretion, may make additional matching contributions on behalf of the participants of the retirement plan. No contributions were made by the Company for the years ended December 31, 2001, 2000 and 1999.

8. Commitments and Contingencies

(a) Lease Obligations

The Company leases its facilities under noncancelable operating leases with various expiration dates through December 2010. In connection with its existing leases, the Company entered into letters of credit totaling $3.1 million expiring in 2002 through 2010. The letters of credit are supported by restricted cash.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

   Year Ending December 31,
  --------------------------
     2002...................................... $   10,205
     2003......................................      8,407
     2004......................................      7,961
     2005......................................      6,512
     2006......................................      5,586
     Thereafter................................     16,662
                                                 ----------
     Total mimimum lease payments.............. $   55,333
                                                 ==========

Rent expense, net of sublease payments, was approximately $13.6 million, $8.0 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Sublease payments were approximately $637,000, $324,000 and $212,000 in the years ended December 31, 2001, 2000 and 1999, respectively. Rent expense in 2001 includes $4.9 million of expense related to vacant facilities and is included in restructuring costs.

(b) Litigation

In April 2001, Office Depot, Inc. filed a complaint against the Company claiming that the Company has breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to the Company, attorneys' fees and costs. The litigation is currently in its early stages. The Company intends to defend this claim vigorously and does not expect it to have a material impact on the results of operations. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the results from operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Capital Corp as well as the Company and certain current and former officers of the Company have been named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a class of plaintiffs who purchased the Company's stock between September 21, 1999 and December 6, 2000 in connection with the Company's initial public offering. Specifically, the complaints alleged that the underwriter defendants engaged in a scheme concerning sales of the Company 's securities in the initial public offering and in the aftermarket. These cases are stayed pending selection of lead counsel for the plaintiff class. The Company believes it has good defenses to these claims and intend to defend the action vigorously.

9. Income Taxes

The 2001, 2000 and 1999 income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands):

                                                      Year Ended December 31,
                                                 -----------------------------------
                                                    2001        2000         1999
                                                 ----------  -----------  ----------
Federal tax benefit at statutory rate.......... $ (320,272) $(1,040,940) $  (40,372)
Stock-based compensation ......................        379        3,861      27,222
Merger-based costs.............................      2,584        7,564         726
Net operating losses and temporary
   differences, no tax benefit recognized......     68,302       26,517      12,382
Goodwill amortization and impairment...........    248,447    1,005,673          --
Other permanent differences....................        560       (2,675)         42
                                                 ----------  -----------  ----------
Total tax expense.............................. $       --  $        --  $       --
                                                 ==========  ===========  ==========

The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set as follows (in thousands):

                                                                  December 31,
                                                             -----------------------
                                                                2001         2000
                                                             -----------  ----------
 Deferred tax assets:
   Accruals and reserves................................... $     4,604  $    3,017
   Property and equipment..................................       8,379       1,131
   Stock option deduction..................................      35,183          --
   Credit carryforwards....................................          --       1,126
   Other...................................................         967          --
   Net operating loss......................................     149,041      44,869
                                                             -----------  ----------
 Gross deferred tax assets.................................     198,174      50,143
 Valuation allowance.......................................    (198,174)    (50,143)
                                                             -----------  ----------
   Net deferred tax assets (liabilities)................... $        --  $       --
                                                             ===========  ==========

The net change in the valuation allowance for the year ended December 31, 2001 was an increase of approximately $102.6 million. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $408.2 million. The federal net operating loss carryforwards, if not offset against future taxable income, will expire from 2011 through 2021.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. A portion of the net operating loss carryforward and tax credit carryforwards are not included in the deferred tax asset based on these rules. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

10. Discontinued Operation

During the quarter ended June 30, 2001, the Company adopted a plan to discontinue the KANA Online business. The Company is no longer seeking new business but will continue to service all ongoing contractual obligations it has to its existing customers. Accordingly, KANA Online is reported as a discontinued operation for the years ended December 31, 2001, 2000 and 1999. Net assets of the discontinued operation at December 31, 2001, consisted primarily of computers and servers. The estimated loss on the disposal of KANA Online is $3.7 million, consisting of an estimated loss on disposal of the assets of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. This operation has been presented as a discontinued operation for all periods presented. The KANA Online operating results are as follows (in thousands):

                                                                    Year Ended December 31,
                                                                -------------------------------
                                                                  2001       2000       1999
                                                                ---------  ---------  ---------
Revenues ..................................................... $   3,161  $   6,230  $     562

Income (loss) from operations of discontinued operation ......      (125)     1,173        335
Loss on disposal .............................................    (3,667)        --         --
                                                                ---------  ---------  ---------
Total income (loss) on discontinued operations ............... $  (3,792) $   1,173  $     335
                                                                =========  =========  =========

11. Related Party Transaction

During 2001, the Company provided products and consulting services to a company that is affiliated with a director of KANA. The Company recognized approximately $547,000 in revenue related to the company in the year ended December 31, 2001. In addition, the Company purchased software products from this company in 2001 totaling approximately $1.0 million. The purchase cost of the software is included in fixed assets in 2001. This contract has rates and terms that management believes are comparable with those entered into with independent third parties.

12. Subsequent Events

At a special meeting of the Company's stockholders held on February 1, 2002, the stockholders voted against a proposed issuance of up to $45 million of a Series A convertible preferred stock to two investment funds. Immediately following the stockholder vote, the Company elected to terminate the share purchase agreement with the investment funds. The stockholder vote followed an announcement on January 14, 2002 of the decision by the Company's Board of Directors to withdraw its recommendation that its stockholders vote in favor of the proposed preferred stock transaction. In connection with the proposed transaction and its termination, the investment funds have received warrants, which expire in two years, to purchase a total of approximately 386,000 shares of KANA's common stock at an exercise price of $10.00 per share. The issuance of these warrants will result in approximately $4.7 million of stock-based compensation expense in the first quarter of 2002. The warrants were valued using the Black-Scholes model.

On February 12, 2002, the Company completed the sale of an aggregate of approximately 2.9 million shares of its common stock to institutional investors in a private placement, for gross proceeds of approximately $34.5 million (before transaction-related costs).

INDEPENDENT AUDITORS REPORT ON SCHEDULE

The Board of Directors and Stockholders
Kana Communications, Inc.:

The audit referred to in our report included herein dated January 20, 2000 included the accompanying financial statement schedule for the year ended December 31, 1999. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, the accompanying financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Mountain View, California
January 20, 2000

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
KANA COMMUNICATIONS, INC.

                                       Balance   Additions
                                         at      Charged to             Balance
                                      Beginning  Costs and              at End
                                       of Year   Expenses   Deductions  of Year
                                      ---------  ---------  ---------  ---------
Allowance for Doubtful Accounts:
 Year ended December 31, 2001....... $   1,966     13,970     (9,092) $   6,844

 Year ended December 31, 2000.......       366      1,962       (362)     1,966

 Year ended December 31, 1999.......       110        256         --        366

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, state of California, on the 29th day of March, 2002.
KANA Software, Inc.

/s/ Chuck Bay Chuck Bay Chief Executive Officer, President, and Director (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chuck Bay, Brett White and Eric Willgohs, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHUCK BAY Chuck Bay	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 29, 2002
/s/ BRETT WHITE Brett White	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ JAMES C. WOOD James C. Wood	Chairman of the Board of Directors	March 29, 2002
/s/ ROBERT W. FRICK Robert W. Frick	Director	March 29, 2002
/s/ KEVIN HARVEY Kevin Harvey	Director	March 29, 2002
/s/ MASSOOD ZARRABIAN Massood Zarrabian	Director	March 29, 2002