Form 10-Q
period 2002-03-31
KANA SOFTWARE INC
filed 2002-05-15
CIK 1089907

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

     Commission file number: 000-27163

        KANA Software, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

181 Constitution Drive
     Menlo Park, California    94025
(Address of Principal Executive Offices including Zip Code)

     (650) 614-8300
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    On May 13, 2002, approximately 22,803,848 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

KANA Software, Inc.
Form 10-Q
Quarter Ended March 31, 2002 Index

Part I: Financial Information

Item 1: Financial Statements

KANA Software, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                           March 31,    December 31,
                                                             2002          2001
                                                         ------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents............................. $     34,920  $     25,476
 Short-term investments................................       16,328        14,654
 Accounts receivable, net..............................       18,836        15,942
 Prepaid expenses and other current assets.............        6,910         6,442
                                                         ------------  ------------
   Total current assets................................       76,994        62,514
Restricted cash........................................       10,851        11,018
Property and equipment, net............................       19,270        19,382
Goodwill, net..........................................       62,448        58,547
Intangible assets, net.................................        5,053         6,253
Other assets...........................................        2,839         2,958
                                                         ------------  ------------
    Total assets....................................... $    177,455  $    160,672
                                                         ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of notes payable...................... $      1,381  $      1,363
 Accounts payable......................................        7,108         6,276
 Accrued liabilities...................................       16,416        25,292
 Accrued restructuring and merger costs................        8,033        21,100
 Deferred revenue......................................       24,409        22,180
                                                         ------------  ------------
  Total current liabilities............................       57,347        76,211
Accrued restructuring, less current portion............       16,827        17,514
Notes payable, less current portion....................           18           108
                                                         ------------  ------------
    Total liabilities..................................       74,192        93,833
                                                         ------------  ------------

Stockholders' equity:
 Common stock..........................................          225           192
 Additional paid-in capital............................    4,274,753     4,237,325
 Deferred stock-based compensation.....................      (17,208)      (22,209)
 Notes receivable from stockholders....................         (208)         (799)
 Accumulated other comprehensive losses................       (1,134)       (1,285)
 Accumulated deficit...................................   (4,153,165)   (4,146,385)
                                                         ------------  ------------
    Total stockholders' equity.........................      103,263        66,839
                                                         ------------  ------------
    Total liabilities and stockholders' equity......... $    177,455  $    160,672
                                                         ============  ============

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                         2002       2001
                                                      ---------  ---------
Revenues:
     License........................................ $  15,129  $  11,857
     Service........................................    10,014     11,614
                                                      ---------  ---------
Total revenues......................................    25,143     23,471
                                                      ---------  ---------
Cost of revenues:
     License........................................       965        633
     Service (excluding stock-based compensation
        of $383 and $431, respectively).............     3,907     16,403
                                                      ---------  ---------
Total cost of revenues..............................     4,872     17,036
                                                      ---------  ---------
Gross profit........................................    20,271      6,435
                                                      ---------  ---------
Operating expenses:
     Sales and marketing (excluding stock-based
       compensation of $2,033 and $1,865, respective    10,305     26,534
     Research and development (excluding
       stock-based compensation of $1,897
       and $434, respectively)......................     6,638     12,949
     General and administrative (excluding
       stock-based compensation of $5,574
       and $1,382, respectively)....................     3,220      6,068
     Restructuring costs............................        --     19,930
     Amortization of stock-based compensation.......     9,887      4,112
     Amortization of goodwill and identifiable
       intangibles..................................     1,200     86,852
     Goodwill impairment............................        --    603,446
                                                      ---------  ---------
Total operating expenses............................    31,250    759,891
                                                      ---------  ---------
Operating loss......................................   (10,979)  (753,456)
Other income, net...................................       298        302
                                                      ---------  ---------
Loss from continuing operations.....................   (10,681)  (753,154)
Discontinued operation:
  Income from operations of discontinued
   operation........................................        --        258
Cumulative effect of accounting change related
  to the elimination of negative goodwill...........     3,901         --
                                                      ---------  ---------
Net loss............................................ $  (6,780) $(752,896)
                                                      =========  =========
Basic and diluted net loss per share:

  Loss from continuing operations................... $   (0.51) $  (82.30)
  Income from discontinued operation................        --       0.03
  Cumulative effect of accounting change..............    0.19         --
                                                      ---------  ---------
  Net loss.......................................... $   (0.32) $  (82.27)
                                                      =========  =========

Shares used in computing basic and
  diluted net loss per share........................    21,071      9,152
                                                      =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              2002       2001
                                                           ---------  ---------
Cash flows from operating activities:
   Net loss.............................................. $  (6,780) $(752,896)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation........................................     2,264      3,911
     Amortization of stock-based compensation, goodwill,
       and identifiable intangible assets ...............    11,087     90,964
     Goodwill impairment.................................        --    603,446
     Elimination of negative goodwill....................    (3,901)        --
     Other non-cash charges..............................        --      7,302
     Changes in operating assets and liabilities,
     net of effects from acquisitions:
         Accounts receivable.............................    (2,894)    16,177
         Prepaid and other current assets................    (1,485)     1,965
         Other assets....................................       119         --
         Accounts payable and accrued liabilities........    (8,044)    (3,382)
         Accrued restructuring and merger................   (13,639)        --
         Deferred revenue................................     2,229     (1,917)
                                                           ---------  ---------
     Net cash used in operating activities...............   (21,044)   (34,430)
                                                           ---------  ---------
Cash flows from investing activities:
   (Purchases) sales of short-term investments...........    (1,674)        22
   Property and equipment purchases......................    (2,152)    (8,166)
   Payments related to past acquisition..................        --    (13,098)
   Restricted cash.......................................       167         --
                                                           ---------  ---------
         Net cash used in investing activities...........    (3,659)   (21,242)
                                                           ---------  ---------
Cash flows from financing activities:
   Payments on notes payable.............................       (72)       (63)
   Proceeds from issuance of common stock and
     warrants............................................    33,477        160
   Payments on stockholders' notes receivable............       591        843
                                                           ---------  ---------
         Net cash provided by financing activities.......    33,996        940
                                                           ---------  ---------
Effect of exchange rate changes on cash and cash
 equivalents.............................................       151       (746)
                                                           ---------  ---------
Net increase (decrease) in cash and cash equivalents.....     9,444    (55,478)
Cash and cash equivalents at beginning of period.........    25,476     76,202
                                                           ---------  ---------
Cash and cash equivalents at end of period............... $  34,920  $  20,724
                                                           =========  =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest.............. $      18  $      45
                                                           =========  =========
   Cash paid during the period for income taxes.......... $      72  $      --
                                                           =========  =========
Non-cash activities:
   Issuance of warrants to non-employees................. $   4,749  $      --
                                                           =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Basis of Presentation and Liquidity

The unaudited condensed consolidated financial statements have been prepared by KANA Software, Inc. ("KANA" or the "Company"), and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission's ("SEC") rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA's audited consolidated financial statements and notes included in KANA's annual report on Form 10-K for the year ended December 31, 2001.

Note 2. Net Loss per Share

Basic net loss per share from continuing operations is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share from continuing operations is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants using the treasury stock method to purchase common stock and common stock subject to repurchase. The following table presents the calculation of basic and diluted net loss per share from continuing operations (in thousands, except net loss per share):

                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
                                                                  2002       2001
                                                               ---------  ---------
Numerator:
Loss from continuing operations before
  cumulative effect of accounting change .................... $ (10,681) $(753,154)
                                                               ---------  ---------
Denominator:
Weighted-average shares of common stock outstanding .........    21,096      9,423
Less weighted-average shares subject to repurchase ..........        25        271
                                                               ---------  ---------
Denominator for basic and diluted calculation ...............    21,071      9,152
                                                               ---------  ---------

Basic and diluted net loss per share from continuing
  operations before cumulative effect of accounting change .. $   (0.51) $  (82.30)
                                                               =========  =========

All warrants, outstanding stock options and shares subject to repurchase by KANA have been excluded from the calculation of diluted net loss per share because all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

                                        Three Months Ended
                                           March 31,
                                       --------------------
                                          2002       2001
                                       ---------  ---------
Stock options and warrants ..........     6,632      2,133
Common stock subject to repurchase ..        22        240
                                       ---------  ---------
                                          6,654      2,373
                                       =========  =========

The weighted average exercise price of stock options and warrants outstanding was $48.50 and $390.00 as of March 31, 2002 and 2001, respectively.

Note 3. Comprehensive Loss

Comprehensive loss comprises the net loss and foreign currency translation adjustments. Comprehensive loss was $6.6 million and $753.6 million for the three months ended March 31, 2002 and 2001, respectively.

Note 4. Stock-Based Compensation

In September 2000, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock at $371.25 per share pursuant to a stock and warrant purchase agreement in connection with its global strategic alliance. The shares of the common stock issued were fully vested, and the Company recorded a deferred stock-based compensation charge of approximately $14.8 million to be amortized over the four-year term of the agreement. As of March 31, 2002, 33,077 shares of common stock subject to the warrant were fully vested and 19,423 had been forfeited, with the remainder to become vested upon the achievement of certain performance goals. The vested portion of the warrant was valued using the Black-Scholes model resulting in charges totaling $2.0 million of which $1.0 million is being amortized over the remaining term of the agreement and $1.0 million was immediately expensed in the fourth quarter of 2000. The Company will incur a charge to stock-based compensation for the unvested portion of the warrant when and if annual performance goals are achieved.

In June 2001, the Company entered into an agreement to issue to a customer a fully vested and exercisable warrant to purchase up to 25,000 shares of common stock at $40.00 per share pursuant to a warrant purchase agreement. The Company has recorded deferred stock-based compensation of $330,000 for the warrant using the Black-Scholes model. This amount is being amortized as a reduction to revenue.

In September 2001, the Company issued to a customer a warrant to purchase up to 5,000 shares of common stock at $7.50 per share pursuant to a warrant purchase agreement. The warrant fully vests in September 2006 and has a provision for acceleration of vesting 1,250 shares annually over four years if certain marketing criteria are met by the customer. The warrant was valued using the Black-Scholes model resulting in a deferred stock-based compensation charge of approximately $29,000 which is being amortized over the five-year term of the agreement.

In September 2001, the Company issued to Accenture an additional warrant to purchase up to 150,000 shares of common stock pursuant to a warrant purchase agreement in connection with its global strategic alliance. The warrants were valued using the Black-Scholes model resulting in a deferred stock-based compensation charge of approximately $946,000 which is being amortized over the four-year term of the agreement. The warrants were exercised in March 2002.

In December 2001, the Company issued to two investment funds warrants to purchase up to 193,059 shares of common stock at $10.00 per share pursuant to proposed financing expected to be funded upon stockholder approval in February 2002. The warrants were valued using the Black-Scholes model resulting in a charge of approximately $1.0 million. On February 1, 2002, the stockholders voted against the proposed financing, which resulted in the Company terminating the share purchase agreement and , requiring the issuance of additional warrants to purchase up to 193,059 shares of common stock at $10.00 per share. The stockholder vote followed an announcement on January 14, 2002 of the decision by the Company's Board of Directors to withdraw its recommendation that its stockholders vote in favor of the proposed preferred stock transaction. Using the Black-Scholes model, the warrants issued in December 2001 were re-valued as of February 1, 2001, and the warrants issued on February 1, 2002 were valued as of such date, resulting in a charge totaling approximately $4.7 million which was reflected as amortization of stock-based compensation in the statement of operations in the first quarter of 2002.

As of March 31, 2002, there was approximately $17.2 million of total deferred stock-based compensation remaining to be amortized relating to the above warrants and past employee option grants.

Note 5. Legal Proceedings

In April 2001, Office Depot, Inc. filed a complaint against the Company claiming the Company has breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to teh Company, attorneys' fees and costs. The litigation is currently in its early stages. The Company intends to defend this claim vigorously and doed not expect it to have a material impact on its results of operations or cash flow.

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Capital Corp as well as the Company and certain current and former officers of the Company have been named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a class of plaintiffs who purchased the Company's stock between September 21, 1999 and December 6, 2000 in connection with the Company's initial public offering. Specifically, the complaints alleged that the underwriter defendants engaged in a scheme concerning sales of the Company 's securities in the initial public offering and in the aftermarket. These cases are stayed pending selection of lead counsel for the plaintiff class. The Company believes it has good defenses to these claims and intends to defend the action vigorously.

On April 16, 2002, Davox Corporation filed an action against the Company in the Superior Court, Middlesex, Commonwealth of Massachusetts, in relation to an OEM Agreement between Davox and the Company under which Davox has paid a total of approximately $1.6 million in fees, asserting breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, misrepresentation, and unfair trade practices. Davox seeks actual and punitive damages in an amount to be determined at trial, and award of attorneys' fees. This action is in the early stages and has not yet been served upon the Company. The Company is in the early stages of its review of these claims and intends to defend the matter vigorously.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

Note 6. Restructuring costs

In 2001, the Company incurred restructuring charges related to the reductions in its workforce and costs associated with certain excess leased facilities and asset impairments. As of March 31, 2002, $24.1 million in restructuring liabilities remain on the consolidated balance sheet in accrued restructuring and merger costs. Cash payments during the three months ended March 31, 2002 totaled $4.3 million. A summary of restructuring payments and liabilities during the first quarter of 2002 is as follows (in thousands):

                           Restructuring             Restructuring
                            Accrual at                Accrual at
                           December 31,                March 31,
                                2001      Payments        2002
                           ------------   ---------  ------------
      Severance.........  $        913  $      565  $        348
      Facilities........        27,418       3,702        23,716
                           ------------   ---------  ------------
      Total ............  $     28,331  $    4,267  $     24,064
                           ============   =========  ============

Note 7. Goodwill and Purchased Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

The Company ceased amortizing goodwill as of the beginning of fiscal 2002. If the non-amortization of goodwill provisions of SFAS 142 had been effective in 2001, net loss and basic and diluted net loss per share for the three months ended March 31, 2001, would have been $667,244, and $72.91, respectively. In addition, as part of the adoption of SFAS No. 142, negative goodwill, net of amortization, was eliminated and recognized as the cumulative effect of accounting. This amounted to approximately $3.9 million recognized in the first quarter of 2002.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, which is three years. The Company expects amortization expense on purchased intangible assets to be $4.8 million for fiscal 2002, and $1.5 million in fiscal 2003, at which time purchased intangible assets will be fully amortized.

The Company will also be required to perform a transition impairment analysis. The Company is currently in the process of completing the transitional impairment analysis, which it expects to complete by June 30, 2002 and currently does not foresee any impairment charge as a result. In addition, the Company will be required to perform an annual impairment test, which it expects to perform in the second quarter of each year.

Note 8. Goodwill impairment

The Company has performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. The assessment was performed primarily due to the significant and sustained decline in the Company's stock price since the valuation date of the shares issued in the Silknet acquisition resulting in the Company's net book value of its assets prior to the impairment charge significantly exceeding the Company's market capitalization, the overall decline in the industry growth rates, and the Company's lower than projected operating results. As a result, the Company recorded an impairment charge of approximately $603 million to reduce goodwill in the quarter ended March 31, 2001. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date. The remaining goodwill balance is approximately $62.4 million, net of amortization, as of March 31, 2002.

Note 9. Segment Information

The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company's long- lived assets are primarily in the United States. Geographic information on revenue for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

                                        Three Months Ended
                                             March 31,
                                       --------------------
                                          2002       2001
                                       ---------  ---------
United States ....................... $  15,088  $  20,024
International .......................    10,055      3,447
                                       ---------  ---------
                                      $  25,143  $  23,471
                                       =========  =========

During the three months ended March 31, 2002, Company A represented 22% of total revenues. During the three months ended March 31, 2001, Company B represented 13% of total revenues.

Note 10. Notes Payable and Commitments

As of March 31, 2002, the Company maintains a $4.0 million facility which is secured by all of its assets, bears interest at the bank's prime rate plus ..25%, and expires in March 2003 at which time the entire balance under the line of credit is due. Total borrowings as of March 31, 2002 were approximately $1.1 million under this line of credit. The line of credit contains a covenant that requires the Company to maintain at least a $6.0 million dollar balance in any account with the bank. In lieu of this minimum balance covenant the Company may also cash-secure the facility with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that the Company maintain at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. As of March 31, 2002 the Company was in compliance with all covenants of its line of credit agreement.

Note 11. Discontinued Operation

As of the quarter ended June 30, 2001, the Company adopted a plan to discontinue the KANA Online business. The Company no longer seeks new business but continued to service all ongoing contractual obligations it had to its existing customers through April 2002. Accordingly, KANA Online is reported as a discontinued operation for the three months ended March 31, 2002 and 2001. The estimated loss on the disposal of KANA Online is $3.7 million, consisting of an estimated loss on disposal of the assets of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. The loss on disposal was recorded in the second quarter of 2001. This operation has been presented as a discontinued operation for all periods presented. The KANA Online operating results are as follows (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                            2002       2001
                                                         ---------  ---------
Revenues .............................................. $      --  $   1,642
                                                         =========  =========

Total income from operations of discontinued operation  $      --  $     258
                                                         =========  =========

Note 12. Acquisition of Broadbase

On June 29, 2001, the Company completed the acquisition of Broadbase. In connection with the merger, each share of Broadbase common stock outstanding immediately prior to the consummation of the merger was converted into the right to receive 0.105 shares of KANA common stock (the "Exchange Ratio") and KANA assumed Broadbase's outstanding stock options and warrants based on the Exchange Ratio, issuing approximately 8.7 million shares of KANA common stock and assuming options and warrants to acquire approximately 2.7 million shares of KANA common stock. The transaction was accounted for using the purchase method of accounting.

The allocation of the purchase price at March 31, 2002 to assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets acquired .................................... $   125,144
Deferred compensation .......................................      15,485
Liabilities assumed .........................................     (34,975)
Deferred credit - negative goodwill .........................      (4,282)
                                                               -----------
Net assets acquired ......................................... $   101,372
                                                               ===========

Deferred compensation recorded in connection with the merger will be amortized over a four-year period. On January 1, 2002, negative goodwill, net of amortization, totaled $3.9 million and was eliminated and recognized as the effect of accounting change in the first quarter of 2002 upon adoption of SFAS 142.

In connection with the acquisition, the Company incurred $13.4 million of merger-related expenses including professional fees, integration and transition costs in 2001. As of March 31, 2002, approximately $0.8 million of these costs remain on the consolidated balance sheet in accrued restructuring and merger costs and are expected to be paid in 2002.

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

Fair market value of common stock ........................... $    81,478
Fair market value of options and warrants assumed ...........      12,586
Acquisition-related costs ...................................       7,308
                                                               -----------
Total ....................................................... $   101,372
                                                               ===========

The following unaudited pro forma net revenues, net loss and net loss per share data for the three months ended March 31, 2001 are based on the respective historical financial statements of the Company and Broadbase. The pro forma data reflects the consolidated results of operations as if the merger with Broadbase occurred at the beginning of the periods indicated and includes the amortization of the resulting negative goodwill and deferred compensation. The pro forma results include the results of pre-acquisition periods for companies acquired by Broadbase prior to its acquisition by KANA. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period (in thousands, except per share amount).

                                                                Pro Forma
                                                                  Three
                                                                 Months
                                                                  Ended
                                                                March 31,
                                                                  2001
                                                               -----------
                                                               (Unaudited)
Net revenues ................................................ $    37,008
Net loss .................................................... $(1,745,172)
Basic and diluted net loss per share ........................ $    (98.21)

Shares used in basic and
  diluted net loss per share calculation ....................      17,769

Note 13. Recent Accounting Pronouncements

In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of- Pocket' Expenses Incurred" in January 2002. The Company adopted EITF 01-14 effective January 1, 2002 and has reclassified comparative financial statements for prior periods to comply with the guidance in this EITF. The adoption of this issue resulted in approximately $107,000 and $1.5 million of reimbursable expenses reflected in both service revenue and cost of service revenue for the three months ended March 31, 2002 and 2001, respectively.

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

On June 29, 2001, we completed a merger with Broadbase. This transaction was accounted for using the purchase method of accounting. The aggregate consideration approximated $101.4 million which includes KANA common stock issued to Broadbase's stockholders as well as assumed options and warrants and acquisition-related costs.

In 1999, we initiated our KANA Online business. Our KANA Online business provided a hosted environment of our software to customers. Our servers for this business are maintained by third-party service providers. In the second quarter of 2001, we adopted a plan to discontinue the KANA Online business. We have accounted for our KANA Online business as a discontinued operation.

We derive our revenues from the sale of software product licenses and from professional services including consulting, training, education and maintenance. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software by us, the license fee is fixed or determinable and collection of the fee is reasonably assured. If the arrangement involves significant customization of the software by us, the fee, excluding the portion attributable to maintenance, is recognized using the percentage-of-completion method. Service revenue includes revenues from maintenance contracts, implementation, training and consulting services. Revenue from maintenance contracts is recognized ratably over the term of the contract. Revenue from implementation, training, and consulting services is recognized as the services are provided.

Since 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. For the three months ended March 31, 2002, we incurred a net loss of $6.8 million. Included in the net loss is a gain of approximately $3.9 million related to the write-off of negative goodwill as the cumulative effect of accounting change, and approximately $11.1 million of amortization expense related to non-cash stock compensation and amortization of intangibles. As of March 31, 2002, we had an accumulated deficit of $4.2 billion. We expect our operating losses in 2002 to continue to be less than comparative periods in 2001.

In order to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we restructured our organization throughout 2001 with net workforce reductions totaling approximately 772 employees. With the acquisition of Broadbase, we added approximately 896 employees. As of March 31, 2002, we had approximately 425 employees.

We believe that our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly evolving markets like ours. Although we have experienced revenue growth in the past, our revenues have declined in recent periods, and we may not be able to achieve revenue growth in the future, particularly in light of increasing competition in our markets, the weak economy, and continued low corporate expenditures on enterprise software products. Furthermore, we may not achieve or maintain profitability in the future.

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

License revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, the arrangement does not require significant customization of the software, the fee is fixed or determinable and collectibility is reasonably assured.

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

Accounting for Internal Use Software. Software development costs, including costs incurred to purchase third party software are capitalized beginning when we have determined factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the we have authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of generally five years using the straight-line method. As of March 31, 2002, we had $6.5 million of capitalized costs of internal use software.

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

Warranty Allowance. We must make estimates of potential warranty obiligations. We actively monitor and evaluate the quality of our software and analyze any historical warranty costs when we evaluate the adequacy of our warranty allowance. Significant management judgments and estimates must be made and used in connection with establishing the warranty allowance in any accounting period. Material differences may result in the amount and timing of our expenses for any period if management made different judgments or utilized different estimates. To date our provisions for warranty allowance have been immaterial.

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

                                             Three Months Ended
                                                  March 31,
                                      ------------------------------
                                            2002             2001
Revenues:                             -------------  ---------------
     License......................   $ 15,129   60%  $ 11,857   51%
     Service......................     10,014   40      11,614   49
                                      -------- ----    -------- ----
Total revenues....................     25,143  100      23,471  100
                                      -------- ----    -------- ----

Cost of revenues:
     License......................        965    4         633    3
     Service......................      3,907   16      16,403   70
                                      -------- ----    -------- ----
Total cost of revenues............      4,872   19      17,036   73
                                      -------- ----    -------- ----
Gross profit......................     20,271   81       6,435   27
                                      -------- ----    -------- ----

Selected operating expenses:
     Sales and marketing..........     10,305   41      26,534  113
     Research and development.....      6,638   26      12,949   55
     General and administrative...   $  3,220   13%  $  6,068   26%

Three Months Ended March 31, 2002 and 2001

Revenues

Total revenues increased 7% for the three months ended March 31, 2002 compared to the same period in the prior year, primarily as a result of sales of products and maintenance services formerly offered by Broadbase, as discussed below.

License revenue increased 28% for the three months ended March 31, 2002 compared to the same period in the prior year due to sales of products formerly offered by Broadbase, which were not included in our revenues prior to the June 2001 merger. As a percentage of total revenue, license revenue comprised 60% of total revenues during the three months ended March 31, 2002, compared to 51% for the same period last year. This increase is due to our decision to focus on sales of licenses and to leverage third party integrators for providing implementation services to our customers. We anticipate license revenue will increase as a percentage of total revenue in the future due to our shift to leverage third party integrators for providing implementation services to our customers. We expect this shift towards a greater proportion of license fees to improve our overall gross margin percentage in 2002 from 2001.

Service revenue decreased by 14% for the three months ended March 31, 2002 compared to the same period in the prior year. This primarily results from the decrease in services personnel throughout 2001 and our shift to leverage third party integrators for providing implementation services to our customers.

Revenues from international sales were $10.1 million and $3.4 million in the three months ended March 31, 2002 and 2001. The increase in 2002 in international revenues is primarily a result of revenues recognized from one new customer in the United Kingdom which accounted for approximately $5.5 million in revenue in the three months ended March 31, 2002. We expect that the percentage of international revenues for the remainder of 2002 to be lower than in the three months ended March 31, 2002, but greater than in the same periods in 2001.

Cost of Revenues

Total cost of revenues decreased by 71% for the three months ended March 31, 2002 compared to the same period in the prior year, due to decreased cost of services revenues as discussed below.

Cost of license revenue consists primarily of third party software royalties, product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue was 6% for the three months ended March 31, 2002 compared to 5% in the same period in the prior year. The increase in 2002 was due to the change in the mix of products shipped. We expect that cost of license revenue as a percentage of license revenues will fluctuate within a few percentage points throughout 2002 due to the current royalty agreements which entail various royalties calculations based upon units shipped, as well as revenue recognized.

Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementation and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue decreased to 39% of service revenue for the three months ended March 31, 2002 compared to 141% for the same period in the prior year. This is primarily due to the shift in service revenue mix following the decision late in the third quarter of 2001 to increase use of third-party integrators to provide implementation services to our customers. As a result, support revenues, which have yielded better margins than training and consulting revenues , constituted a larger percentage of service revenues.

We anticipate that cost of service revenue will decrease in absolute dollars in 2002 compared to comparative periods in 2001 due to net reductions of 108 positions, or 59%, in services personnel from 183 as of March 31, 2001 to 75 as of March 31, 2002.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, lead-generation programs and marketing collateral materials. Sales and marketing expenses decreased by $16.2 million for the three months ended March 31, 2002 compared to the same period in the prior year. This decrease was attributable primarily to the net reduction of 163 sales positions (56%) from 290 as of March 2001 to 127 as of March 2002, as well as 38 marketing positions (66%) from 58 as of March 31, 2001 to 20 as of March 31, 2002, mostly due to our restructuring activities throughout 2001. In addition, there were decreases in advertising and promotional activities in the three months ended March 31, 2002 compared to the same period in the prior year.

We anticipate that sales and marketing expenses will decrease in absolute dollars in the second and third quarters of 2002 compared to comparative periods in 2001 and thereafter may increase or decrease, depending primarily on the volume of future revenues and our assessment of market opportunities and sales channels.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by $6.3 million for the three months ended March 31, 2002 compared to the same period in the prior year attributable primarily to the net reduction of 114 research and development positions (44%), from 257 as of March 31, 2001 to 143 as of March 31, 2002, primarily due to our restructuring activities throughout 2001, and related decreases in our facility costs.

We anticipate that research and development expenses may increase slightly in absolute dollars in the second and third quarters of 2002 and thereafter may increase or decrease, depending primarily on the volume of future revenues, customer needs, and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, bad debt expenses, and of legal, accounting and other general corporate expenses. General and administrative expenses decreased $2.8 million for the three months ended March 31, 2002 compared with the same period in the prior year attributable primarily to a net decrease of 33 general and administrative positions (35%), from 93 as of March 31, 2001 to 60 as of March 31, 2002, primarily due to our restructuring activities throughout 2001.

We anticipate that general and administrative expenses will be fairly consistent with the first quarter of 2002 in absolute dollars for the next two quarters and thereafter may increase or decrease, depending primarily on the volume of future revenues and corporate infrastructure requirements including insurance, professional services, bad debt expense and other administrative costs.

Restructuring Costs. For the three months ended March 31, 2001, we incurred restructuring charges of approximately $19.9 million related to the reduction in workforce and costs associated with certain excess leased facilities and asset impairments. As of March 31, 2002, $24.1 million in restructuring liabilities remain on the consolidated balance sheet in accrued restructuring and merger costs. Cash payments during the three months ended March 31, 2002 totaled $4.3 million. A summary of restructuring payments and liabilities during the first quarter of 2002 is as follows (in thousands):

                           Restructuring             Restructuring
                            Accrual at                Accrual at
                           December 31,                March 31,
                                2001      Payments        2002
                           ------------   ---------  ------------
      Severance.........  $        913  $      565  $        348
      Facilities........        27,418       3,702        23,716
                           ------------   ---------  ------------
      Total ............  $     28,331  $    4,267  $     24,064
                           ============   =========  ============

Amortization of Deferred Stock-Based Compensation. We are amortizing deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

As of March 31, 2002, there was approximately $17.2 million of total deferred stock-based compensation remaining to be amortized related to warrants and past employee option grants.

The amortization of stock-based compensation by operating expense is detailed as follows (in thousands):

                                         Three Months Ended
                                              March 31,
                                           2002       2001
                                        ---------  ---------
Cost of service ...................... $     383  $     431
Sales and marketing ..................     2,033      1,865
Research and development .............     1,897        434
General and administrative ...........     5,574      1,382
                                        ---------  ---------
Total ................................ $   9,887  $   4,112
                                        =========  =========

Amortization of Goodwill and Identifiable Intangibles. Amortization of goodwill and identifiable intangibles for the three months ended March 31, 2002 was $1.2 million compared to $86.9 million in the same period in the prior year. This decrease was primarily related to the adoption of FAS 142 effective January 1, 2002 which requires that goodwill is no longer amortized. The amortization in 2002 relates to purchased technology recorded as an intangible asset in connection with the merger with Silknet. We expect amortization of intangible assets to be $1.2 million in each quarter of 2002 unless intangible assets are purchased in the future.

Goodwill Impairment. We performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet. The assessment was performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Silknet acquisition resulting in our net book value of our assets prior to the impairment charge significantly exceeding our market capitalization, the overall decline in the industry growth rates, and our lower than projected operating results. As a result, we recorded an impairment charge of approximately $603 million to reduce goodwill in the first quarter of 2001. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates. The remaining goodwill balance, net of amortization, was approximately $62.4 million at March 31, 2002.

Other Income, Net

Other income, net during the three months ended March 31, 2002 and 2001 consists primarily of interest income earned on cash and investments, offset by interest expense relating to operating and capital leases. We expect other income to fluctuate in accordance with our cash balances as well as the prime interest rate.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through March 31, 2002, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

Discontinued Operation

During the second quarter of 2001, we adopted a plan to discontinue the KANA Online business. We will no longer seek new business but will continue to service all ongoing contractual obligations we have to our existing customers. Accordingly, KANA Online is reported as a discontinued operation. Net assets of the discontinued operation at March 31, 2002, consisted primarily of accounts receivable. The estimated loss on the disposal of KANA Online recorded during the second quarter of 2001 was $3.7 million, consisting of an estimated loss on disposal of the business of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period.

There was no revenue from our discontinued operation for the three months ended March 31, 2002. Revenues from our discontinued operation for the three months ended March 31, 2001, were $1.6 million.

Net Loss

Our net loss was approximately $6.8 million for the three months ended March 31, 2002 and approximately $4.2 billion since inception. In the past, we experienced substantial increases in our expenditures consistent with growth in our operations and personnel through the first quarter of 2001. In addition, goodwill impairment, amortization of goodwill and identifiable intangibles, restructuring costs and stock-based compensation charges contributed to the significant increase in net loss during 2001 and 2000. Although we anticipate that our expenditures will be lower in 2002 than in 2001 due to cost reduction initiatives, we cannot be certain that we will attain profitability.

Liquidity and Capital Resources

As of March 31, 2002, we had $51.2 million in cash, cash equivalents and short-term investments and working capital of $19.6 million. In addition, as of March 31, 2002, we had $10.9 million in restricted cash. This is comprised of amounts related to a letter of credit totaling $5.8 million and $2.0 million of cash escrowed in order to fulfill certain contractual obligations. In addition, restricted cash included $3.1 million deposited as collateral on our leased facilities and other long-term deposits.

Our operating activities used $21.0 million of cash for the three months ended March 31, 2002, including $13.6 million in payments relating to merger and restructuring liabilities, an $8.0 million decrease in accounts payable and accrued liabilities and the $6.8 million net loss experienced during the period offset by $9.5 million in non-cash charges. Other working capital changes totaled a $2.0 million, net, resulting in a net decrease in cash. Our operating activities used $34.4 million of cash for the three months ended March 31, 2001, due to the $752.9 million net loss experienced during the period offset by $705.6 million in non-cash charges and $12.8 million, net, in other working capital decreases.

Our investing activities used $3.7 million of cash for the three months ended March 31, 2002, resulting from $2.2 million of property and equipment purchases and $1.7 million of short-term investment purchases. Our investing activities used $21.2 million of cash for the three months ended March 31, 2001 due to $13.1 million paid in connection with acquisitions and $8.2 million of property and equipment purchases.

Our financing activities provided $34.0 million in cash for the three months ended March 31, 2002, primarily due to net proceeds from the private placement of 2,910,000 shares of our common stock, which raised net proceeds of approximately $31.4 million. Our financing activities provided $1.0 million in cash for the three months ended March 31, 2001, primarily due to payments on stockholders' notes receivable.

At March 31, 2002, we had a line of credit totaling $4.0 million, which is collateralized by all of our assets, bears interest at the bank's prime rate plus 0.25% (5.0% as of March 31, 2002), and expires in March 2003 at which time the entire balance under the line of credit is due. Total borrowings as of March 31, 2002 were approximately $1.1 million under this line of credit. The line of credit requires that we maintain at least a $6.0 million dollar balance in any account at the bank or that we provide cash collateral with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that we maintain at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. If we default under this line of credit, including through a violation of this covenant, the entire balance under the line of credit will become immediately due and payable. As of March 31, 2002, we were in compliance with all covenants of the line of credit agreement.

Throughout 2001, to reduce our expenditures, we restructured in several areas, including reduced staffing, expense management and capital spending. This restructuring included net workforce reductions of approximately 772 employees, which were implemented in order to streamline operations, eliminate redundant positions after the merger with Broadbase, and reduce costs and bring our staffing and structure in line with industry standards and current economic conditions. These reductions have been significant, particularly in light of the increase of approximately 896 employees upon our merger with Broadbase in June of 2001. Our most recent reduction in force, which reduced staff by approximately 365 positions across all departments, was announced on September 28, 2001. We expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Significant expected cash outflows through the remainder of 2002 include approximately $6.0 million in payments relating to accrued merger and restructuring costs, as well as approximately $8.0 million of expenditures on certain corporate infrastructure including internal-use software. If we experience a decrease in demand for our products from the level experienced in the first quarter of 2002, then we would need to reduce expenditures to a greater degree than anticipated, or raise additional funds if possible.

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

We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. Any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. We were incorporated in July 1996 and first recorded revenue in February 1998. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Moreover, due to our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited. In addition, in June 2001, we completed our merger with Broadbase. Because we have limited experience operating as a combined company, our business is even more difficult to evaluate. In addition, our business is subject to a number of risks, any of which could unexpectedly harm our results of operations. Many of these risks are discussed in the subheadings below, and include our ability to:

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

In addition, Broadbase, which we recently acquired, has experienced seasonality in its revenues, with the fourth quarter of the year typically having the highest revenue for the year. We believe that this seasonality primarily results from customer budgeting cycles. We expect that this seasonality will continue, and could increase. Customers' decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. Due to the continuing slowdown in the general economy and the uncertainties resulting from recent acts of terrorism, we believe that many existing and potential customers are reassessing or reducing their planned technology and Internet-related investments and deferring purchasing decisions. Further delays or reductions in business spending for information technology could have a material adverse effect on our revenues and operating results. As a result, there is increased uncertainty with respect to our expected revenues.

Our revenues in any quarter depend on a relatively small number of relatively large orders.

Our quarterly revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions has increased in recent periods as we have focused on larger enterprise customers and on licensing our more comprehensive integrated products. We expect the percentage of larger orders as related to total orders to increase. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter because the loss of any particular large order is significant. As a result, our operating results could suffer if any large orders are delayed or cancelled in any future period.

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

Our sales cycle is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which we have little or no control. Consequently, if sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of a typical order, a lost or delayed sale could result in revenues that are lower than expected. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur, which contributes to the uncertainty of our future operating results.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle.

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken anywhere from 3 to 12 months in the United States and longer in foreign countries. Consequently, we face difficulty predicting the quarter in which expected sales will actually occur. This contributes to fluctuations in our future operating results. Our sales cycle has required pre-purchase evaluation by a significant number of individuals in our customers' organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. In the event that the current economic downturn were to continue, the sales cycle for our products may become longer and we may require more resources to complete sales

We have a history of losses and may not be profitable in the future and may not be able to generate sufficient revenue to achieve and maintain profitability.

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of March 31, 2002, our accumulated deficit was approximately $4.2 billion. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Although this concern has been mitigated by our recently completed financing in February 2002, we may continue to encounter such customer concerns in the future. Additionally, our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in collecting outstanding receivables from our customers and attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow. Although our revenues grew significantly in 2000, we experienced a significant decline in sales for the fiscal year ended December 31, 2001. Although we have restructured our operations to reduce operating expenses, we will need to increase our revenue to achieve profitability and positive cash flows, and our revenue may decline, or fail to grow, in future periods. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

In connection with outstanding stock options and warrants to purchase shares of our common stock, as well as other equity rights we may issue, we are incurring and may incur substantial charges for stock-based compensation. Accordingly, significant increases in our stock price could result in substantial non-cash charges and variations in our results of operations. For example, in the first quarter of 2002, we incurred a stock-based compensation charge of approximately $4.7 million associated with warrants issued pursuant to an equity financing agreement that was terminated. Furthermore, we will continue to incur charges to reflect amortization and any impairment of identified intangible assets acquired in connection with our acquisition of Silknet, and we may make other acquisitions or issue additional stock or other securities in the future that could result in further accounting charges. In addition, a new standard for accounting for goodwill acquired in a business combination has recently been adopted. This new standard requires recognition of goodwill as an asset but does not permit amortization of goodwill. Instead goodwill must be separately tested for impairment. As a result, our goodwill amortization charges ceased in 2002. However, in the future, we may incur less frequent, but potentially larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of any future acquisitions. Current and future accounting charges like these could result in significant losses and delay our achievement of net income.

The reductions in force associated with our cost-reduction initiatives may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we restructured our organization in 2001, an effort that included substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. We also reduced our employees' salaries in the fourth quarter of 2001 in order to bring employee compensation in-line with current market conditions. If market conditions change, we may find it necessary to raise salaries in the future beyond the anticipated levels, or issue additional stock-based compensation, which would be dilutive to shareholders.

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

Our recent reductions in force and salary levels may reduce employee morale and may create concern among existing employees about job security, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. As a result of the reductions in force, we may also need to increase our staff to support new customers and the expanding needs of our existing customers. Although a number of technology companies have recently implemented lay-offs, substantial competition for experienced personnel remains, particularly in the San Francisco Bay Area, where we are headquartered, due to the limited number of people available with the necessary technical skills. Because our stock price has recently suffered a significant decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide client service and execute our strategy would be negatively affected.

Our ability to increase revenues in the future depends considerably upon our success in recruiting, training and retaining additional direct sales personnel and the success of our direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. There is a shortage of sales personnel with the requisite qualifications, and competition for such qualified personnel is intense in our industry. Also, it may take a new salesperson a number of months to become a productive member of our sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated. In addition, we recently announced the departure of our Chief Financial Officer. Turnover in management can cause disruptions to ongoing operations, and transitioning to a new Chief Financial Officer, or any other executive officer, could create negative perceptions of us among our customers and investors.

If our relationships with systems integrators are unsuccessful, our ability to market and sell our product will be limited.

We expect a significant percentage of our revenues to be derived from our relationships with domestic and international systems integrators, or SIs, that market and sell our products. If these SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our ty=echnology or able to successfully implement our products, our operating results will be materially harmed. Because our relationships with SIs are relatively new, we cannot predict the degree to which the SIs will succeed in marketing and selling our solution. In addition, because the SI model for selling software is relatively new and unproven in the eCRM industry, we cannot predict the degree to which our potential customers will accept this delivery model. If the SIs fail to deliver and support our solution, end-users could decide not to subscribe, or cease subscribing, for our solution. The SIs typically offer our solution in combination with other products and services, some of which may compete with our solution.

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

If we cannot maintain successful marketing and technology relationships or if we fail to enter into additional marketing and technology relationships, we could have difficulty expanding the sales of our products and our growth might be limited. While some of these companies do not resell or distribute our products, we believe that many of our direct sales are the result of leads generated by vendors of e-business and enterprise software and we expect to continue relying heavily on sales from these relationships in future periods. Our marketing and technology relationships are generally not documented in writing, or are governed by agreements that can be terminated by either party with little or no prior notice. In addition, companies with which we have marketing, technology or distribution relationships may promote products of several different companies including those of our competitors. If these companies choose not to promote our products or if they develop, market or recommend software applications that compete with our products, our business will be harmed.

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

The market for our products and services is intensely competitive, evolving and subject to rapid technological change. In recent periods, some of our competitors reduced the prices of their products and services (substantially in certain cases) in order to obtain new customers. Competitive pressures could make it difficult for us to acquire and retain customers and could require us to reduce the price of our products. Our customers' requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. Changes in our products may also make it more difficult for our sales force to sell effectively. In addition, changes in customers' demand for the specific products, product features and services of other companies' may result in our products becoming uncompetitive. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition for our products from systems designed by in-house and third-party development efforts. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our competitors include a number of companies offering one or more products for the e-business communications and relationship management market, some of which compete directly with our products. For example, our competitors include companies providing stand-alone point solutions, including Accrue Software, Inc., Annuncio,Inc., AskJeeves, Inc., Avaya, Inc., Brightware, Inc.(which was acquired by Firepond, Inc.), Digital Impact, Inc., eGain Communications Corp., E.piphany, Inc., Inference Corp., Live Person, Inc., Marketfirst Software, Inc., and Responsys, Inc. In addition, we compete with larger, more established companies providing customer management and communications solutions, such as Clarify Inc. (which was acquired by Amdocs Limited), Alcatel, Oracle Corporation, Siebel Systems, Inc. and PeopleSoft, Inc. (which acquired Vantive Corporation). The level of competition we encounter has increased as a result of our acquisition of Broadbase. As we have combined and enhanced the KANA and Broadbase product lines to offer a more comprehensive e- business software solution, we are increasingly competing with large, established providers of customer management and communication solutions such as Siebel Systems, Inc. as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

In addition, the stock market, particularly the Nasdaq National Market, has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Since our common stock began trading publicly in September 1999, our common stock reached a closing high equivalent to $1,698.10 per share and low equivalent to $3.60 per share through May 14, 2002. The last reported sales price of our shares on May 14, 2002 was $7.61 per share.

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

To be competitive, we must develop and introduce on a timely basis new products and product enhancements for companies with significant e-business customer interactions needs. Our ability to deliver competitive products may be negatively affected by the diversion of resources to development of our suite of products, and responding to changes in competitive products and in the demands of our customers. If we experience product delays in the future, we may face:

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
  any issued patents may not be broad enough to protect our proprietary rights;
  any issued patents could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;
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

In April 2001, Office Depot, Inc. filed a complaint against KANA claiming that KANA has breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to KANA, attorneys' fees and costs. The litigation is currently in its early stages. We intend to defend this claim vigorously and do not expect it to have a material impact on our results of operations and cash flow.

On April 16, 2002, Davox Corporation filed an action against KANA in the Superior Court, Middlesex, Commonwealth of Massachusetts, in relation to an OEM Agreement between Davox and KANA under which Davox has paid a total of approximately $1.6 million in fees, asserting breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, misrepresentation, and unfair trade practices. Davox seeks actual and punitive damages in an amount to be determined at trial, and award of attorneys' fees. This action is in the early stages and has not yet been served upon KANA. KANA is in the early stages of its review of these claims and intends to defend the matter vigorously.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

Growth in our international operations exposes us to additional risks.

Sales outside North America represented 17% of our total revenues in 2000, 16% of our total revenues in the 2001, and 40% of our revenues in the first quarter of 2002. We have established offices in the United Kingdom, Germany, Japan, Holland, France, Austria, Belgium, Australia, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. Any expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, as well as additional support personnel. For any such expansion, we will also need to, among other things expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, as international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increases in our tax rates. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate. We have only licensed our products internationally since January 1999 and have limited experience in developing localized versions of our software and marketing and distributing them internationally. Our investments in establishing facilities in other countries may not produce desired levels of revenues. Even if we are able to expand our international operations successfully, we may not be able to maintain or increase international market demand for our products.

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

In the future, we may be required to seek additional financing to fund our operations or growth. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. For example, in November 2001, we sold approximately 1,000,000 shares of our common stock at a price per share of $10.00 and in February 2002, we sold 2,910,000 million shares of our common stock at a price per share of $11.85 per share (in each case, representing a discount from the price per share at which our common stock was then trading). These issuances represented approximately 17.3% of our outstanding stock (based on 22,632,876 shares outstanding as of March 31, 2002). If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. In addition, our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At March 31, 2002, our portfolio included money market funds, commercial paper, municipal bonds, government agency bonds, and corporate bonds. The diversity of the portfolio helps us to achieve our investment objective. At March 31, 2002, the weighted average maturity of our portfolio was 92 days.

We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2002, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. Generally, our sales and expenses are incurred in local currency. At March 31, 2002 and December 31, 2001, our primary net foreign currency market exposures were in Japanese Yen, Euros and British Pounds. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Capital Corp as well as the Company and certain current and former officers of the Company have been named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a class of plaintiffs who purchased the Company's stock between September 21, 1999 and December 6, 2000 in connection with the Company's initial public offering. Specifically, the complaints alleged that the underwriter defendants engaged in a scheme concerning sales of the Company 's securities in the initial public offering and in the aftermarket. These cases are stayed pending selection of lead counsel for the plaintiff class. The Company believes it has good defenses to these claims and intends to defend the action vigorously.

On April 16, 2002, Davox Corporation filed an action against KANA in the Superior Court, Middlesex, Commonwealth of Massachusetts, in relation to an OEM Agreement between Davox and KANA under which Davox has paid a total of approximately $1.6 million in fees, asserting breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, misrepresentation, and unfair trade practices. Davox seeks actual and punitive damages in an amount to be determined at trial, and award of attorneys' fees. This action is in the early stages and has not yet been served upon KANA. KANA is in the early stages of its review of these claims and intends to defend the matter vigorously.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

Item 2. Changes in Securities and Use of Proceeds.

On February 13, 2002, we completed the sale of an aggregate of approximately 2.9 million shares of our common stock to 20 institutional investors for an aggregate of approximately $34.5 million. The offer and sale were completed in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act of 1933. The securities were sold to a limited number of purchasers, with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment and who represented to the issuer that the shares were being acquired for investment.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 1, 2002, we held a special stockholders' meeting to vote on a proposed issuance of up to $45 million of a Series A convertible preferred stock to two investment funds. The stockholder vote followed an announcement on January 14, 2002 of the decision by our Board of Directors to withdraw its recommendations that its stockholders vote in favor of the proposed preferred stock transaction. The shares voting for and against this action were 3,352,831and 7,075,685 respectively, with 34,872 shares abstaining.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:
10.01 Loan Modification Agreement with Silicon Valley Bank
10.02 Separation Agreement between Brett White and KANA

(b)	Reports on Form 8-K:

1) On January 14, 2002, we filed a current report on Form 8-K, reporting that our Board of Directors had withdrawn its recommendation to the KANA stockholders that they vote in favor of the proposal to approve the issuance by us of up to $45 million of Series A convertible preferred stock in a private placement.

2) On February 7, 2002, we filed a current report on Form 8-K, reporting that our stockholders voted against the proposed issuance by us of up to $45 million of Series A convertible preferred stock and that immediately following the stockholder vote, we elected to terminate the share purchase agreement. In addition, we reported that on February 6, 2002, we announced that we entered into definitive agreements to sell approximately 2.9 million shares of our common stock to several institutional investors in a private placement with gross proceeds of approximately $34.5 million. In addition, we reported that on January 22, 2002, we announced our results for the quarter ended December 31, 2001.

3) On February 13, 2002, we filed a current report on Form 8-K, reporting that we had completed the sale of an aggregate of approximately 2.9 million shares of our common stock to institutional investors in a private placement with gross proceeds of approximately $34.5 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2002	KANA Software, Inc.

/s/ Chuck Bay Chuck Bay Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Joseph McCarthy Joseph McCarthy Vice President of Finance (Principal Financial and Accounting Officer)