Form 10-Q
period 2002-06-30
KANA SOFTWARE INC
filed 2002-08-14
CIK 1089907

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    On August 13, 2002, approximately 22,865,379 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

KANA Software, Inc.
Form 10-Q
Quarter Ended June 30, 2002 Index

Part I: Financial Information

Item 1: Financial Statements

KANA Software, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                           June 30,     December 31,
                                                             2002          2001
                                                         ------------  ------------
                                                                 (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents............................. $     20,881  $     25,476
 Short-term investments................................       26,139        14,654
 Accounts receivable, net..............................       18,076        15,942
 Prepaid expenses and other current assets.............        3,666         6,442
                                                         ------------  ------------
   Total current assets................................       68,762        62,514
Restricted cash........................................        8,851        11,018
Property and equipment, net............................       22,342        19,382
Goodwill, net..........................................        7,448        58,547
Intangible assets, net.................................        3,853         6,253
Other assets...........................................        2,801         2,958
                                                         ------------  ------------
    Total assets....................................... $    114,057  $    160,672
                                                         ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of notes payable...................... $      1,354  $      1,363
 Accounts payable......................................       11,632         6,276
 Accrued liabilities...................................       22,253        25,292
 Accrued restructuring and merger costs................        7,268        21,100
 Deferred revenue......................................       30,892        22,180
                                                         ------------  ------------
  Total current liabilities............................       73,399        76,211
Accrued restructuring, less current portion............       15,949        17,514
Notes payable, less current portion....................            7           108
                                                         ------------  ------------
    Total liabilities..................................       89,355        93,833
                                                         ------------  ------------

Stockholders' equity:
 Common stock..........................................          225           192
 Additional paid-in capital............................    4,274,369     4,237,325
 Deferred stock-based compensation.....................      (13,851)      (22,209)
 Notes receivable from stockholders....................         (193)         (799)
 Accumulated other comprehensive losses................          (73)       (1,285)
 Accumulated deficit...................................   (4,235,775)   (4,146,385)
                                                         ------------  ------------
    Total stockholders' equity.........................       24,702        66,839
                                                         ------------  ------------
    Total liabilities and stockholders' equity......... $    114,057  $    160,672
                                                         ============  ============

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                       Three Months Ended    Six Months Ended
                                                                             June 30,              June 30,
                                                                     --------------------  --------------------
                                                                        2002       2001       2002       2001
                                                                     ---------  ---------  ---------  ---------
                                                                                      (unaudited)
Revenues:
   License......................................................... $   8,309  $   9,587  $  23,438  $  21,444
   Service.........................................................     8,881     14,046     18,895     25,660
                                                                     ---------  ---------  ---------  ---------
Total revenues.....................................................    17,190     23,633     42,333     47,104
                                                                     ---------  ---------  ---------  ---------
Cost of revenues:
   License.........................................................     1,056        653      2,021      1,286
   Service (excluding stock-based compensation
        of $226, $277, $609 and $708, respectively)................    19,891      8,882     23,798     25,285
                                                                     ---------  ---------  ---------  ---------
Total cost of revenues.............................................    20,947      9,535     25,819     26,571
                                                                     ---------  ---------  ---------  ---------
Gross profit (loss)................................................    (3,757)    14,098     16,514     20,533
                                                                     ---------  ---------  ---------  ---------
Operating expenses:
   Sales and marketing (excluding stock-based compensation
     of $1,203, $1,599, $3,236 and $3,464, respectively)...........    10,395     13,789     20,700     40,323
   Research and development (excluding stock-based compensation
     of $1,123, $278, $3,020, and $712, respectively)..............     6,512      6,273     13,150     19,222
   General and administrative (excluding stock-based
     compensation of $489, $96, $6,063 and $1,478, respectively)...     3,383      2,523      6,603      8,591
   Restructuring costs.............................................        --     34,327         --     54,257
   Merger and transition-related costs.............................        --      6,676         --      6,676
   Amortization of stock-based compensation........................     3,041      2,250     12,928      6,362
   Amortization of goodwill and identifiable
     intangibles...................................................     1,200     13,730      2,400    100,582
   Goodwill impairment.............................................    55,000         --     55,000    603,446
                                                                     ---------  ---------  ---------  ---------
Total operating expenses...........................................    79,531     79,568    110,781    839,459
                                                                     ---------  ---------  ---------  ---------
Operating loss.....................................................   (83,288)   (65,470)   (94,267)  (818,926)
Other income (expense), net........................................       297       (252)       595         50
                                                                     ---------  ---------  ---------  ---------
Loss from continuing operations....................................   (82,991)   (65,722)   (93,672)  (818,876)
Discontinued operation:
  Loss from operations of discontinued operation...................        --       (383)        --       (125)
  Gain (loss) on disposal, including provision of
    $1.1 million for operating losses during phase-out period......       381     (3,667)       381     (3,667)
Cumulative effect of accounting change related
  to the elimination of negative goodwill..........................        --         --      3,901         --
                                                                     ---------  ---------  ---------  ---------
Net loss........................................................... $ (82,610) $ (69,772) $ (89,390) $(822,668)
                                                                     =========  =========  =========  =========
Basic and diluted net loss per share:

  Loss from continuing operations.................................. $   (3.65) $   (7.18) $   (4.27)    (89.47)
  Income (loss) from discontinued operation........................      0.02      (0.44)      0.02      (0.41)
  Cumulative effect of accounting change...........................        --         --       0.17         --
                                                                     ---------  ---------  ---------  ---------
  Net loss......................................................... $   (3.63) $   (7.62) $   (4.08)    (89.88)
                                                                     =========  =========  =========  =========

Shares used in computing basic and
  diluted net loss per share.......................................    22,762      9,153     21,921      9,153
                                                                     =========  =========  =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                          Six Months Ended
                                                                              June 30,
                                                                       --------------------
                                                                          2002       2001
                                                                       ---------  ---------
                                                                              (unaudited)
Cash flows from operating activities:
   Net loss.......................................................... $ (89,390) $(822,668)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation....................................................     4,486      5,878
     Amortization of stock-based compensation, goodwill,
       and identifiable intangible assets ...........................    15,328    106,944
     Goodwill impairment.............................................    55,000    603,446
     Elimination of negative goodwill................................    (3,901)        --
     Other non-cash charges..........................................       212     24,119
     Changes in operating assets and liabilities,
       net of effects from acquisitions:
         Accounts receivable.........................................    (1,272)    20,845
         Prepaid and other current assets............................     1,830      6,372
         Other assets................................................       157         --
         Accounts payable and accrued liabilities....................     2,317     (6,271)
         Accrued restructuring and merger............................   (15,282)        --
         Deferred revenue............................................     8,712     (8,139)
                                                                       ---------  ---------
     Net cash used in operating activities...........................   (21,803)   (69,474)
                                                                       ---------  ---------
Cash flows from investing activities:
   (Purchases) sales of short-term investments.......................   (11,484)        22
   Property and equipment purchases..................................    (7,658)    (4,238)
   Cash acquired from acquisitions...................................        --     36,107
   Restricted cash...................................................     2,167         --
                                                                       ---------  ---------
         Net cash (used in) provided by investing activities.........   (16,975)    31,891
                                                                       ---------  ---------
Cash flows from financing activities:
   Payments on notes payable.........................................      (110)      (417)
   Net proceeds from issuance of common stock and warrants...........    33,409        504
   Payments on stockholders' notes receivable........................       606      2,361
                                                                       ---------  ---------
         Net cash provided by financing activities...................    33,905      2,448
                                                                       ---------  ---------
Effect of exchange rate changes on cash and cash equivalents.........       278       (709)
                                                                       ---------  ---------
Net decrease in cash and cash equivalents............................    (4,595)   (35,844)
Cash and cash equivalents at beginning of period.....................    25,476     76,202
                                                                       ---------  ---------
Cash and cash equivalents at end of period........................... $  20,881  $  40,358
                                                                       =========  =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest.......................... $      41  $     102
                                                                       =========  =========
   Cash paid during the period for income taxes...................... $     195  $      --
                                                                       =========  =========
Non-cash activities:
   Issuance of warrants to non-employees............................. $   4,749  $      --
                                                                       =========  =========
   Issuance of common stock and assumption of options
     and warrants related to acquisition............................. $      --  $  94,064
                                                                       =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by KANA Software, Inc. ("KANA" or the "Company"), and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission's ("SEC") rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA's audited consolidated financial statements and notes included in KANA's annual report on Form 10-K for the year ended December 31, 2001.

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

                                                                Three Months Ended    Six Months Ended
                                                                      June 30,              June 30,
                                                              --------------------  --------------------
                                                                 2002       2001       2002       2001
                                                              ---------  ---------  ---------  ---------
Numerator:
Loss from continuing operations before
  cumulative effect of accounting change ................... $ (82,991) $ (65,722) $ (93,672) $(818,876)
                                                              ---------  ---------  ---------  ---------
Denominator:
Weighted-average shares of common stock outstanding ........    22,781      9,333     21,943      9,379
Less weighted-average shares subject to repurchase .........       (19)      (180)       (22)      (226)
                                                              ---------  ---------  ---------  ---------
Denominator for basic and diluted calculation ..............    22,762      9,153     21,921      9,153
                                                              ---------  ---------  ---------  ---------

Basic and diluted net loss per share from continuing
  operations before cumulative effect of accounting change.. $   (3.65) $   (7.18) $   (4.27) $  (89.47)
                                                              =========  =========  =========  =========

All warrants, outstanding stock options and shares subject to repurchase by KANA have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

                                                 As of June 30,
                                             ---------------------
                                                2002       2001
                                             ---------  ----------
Stock options and warrants ................     7,511       4,904
Common stock subject to repurchase ........        16          75
                                             ---------  ----------
                                                7,527       4,979
                                             =========  ==========

The weighted average exercise price of stock options and warrants outstanding was $76.88 and $116.90 as of June 30, 2002 and 2001, respectively.

Note 3. Comprehensive Loss

Comprehensive loss comprises the net loss and foreign currency translation adjustments. Comprehensive loss was $81.5 million and $69.7 million for the three months ended June 30, 2002 and 2001, respectively. Comprehensive loss was $88.2 million and $823.4 million for the six months ended June 30, 2002 and 2001, respectively.

Note 4. Stock-Based Compensation

In September 2000, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock at $371.25 per share pursuant to a stock and warrant purchase agreement in connection with its global strategic alliance. The shares of the common stock issued were fully vested, and the Company recorded a deferred stock-based compensation charge of approximately $14.8 million to be amortized over the four-year term of the agreement. As of June 30, 2002, 33,077 shares of common stock subject to the warrant were fully vested and 19,423 had been forfeited, with the remainder to become vested upon the achievement of certain performance goals. The vested portion of the warrant was valued using the Black-Scholes model resulting in charges totaling $2.0 million of which $1.0 million is being amortized over the remaining term of the agreement and $1.0 million was immediately expensed in the fourth quarter of 2000. The Company will incur a charge to stock-based compensation for the unvested portion of the warrant when and if annual performance goals are achieved.

In June 2001, the Company entered into an agreement to issue to a customer a fully vested and exercisable warrant to purchase up to 25,000 shares of common stock at $40.00 per share. The warrant was valued using the Black-Scholes model, resulting in a deferred stock based compensation charge of $330,000, which was fully amortized as a reduction of revenue in 2001.

In September 2001, the Company issued to a customer a warrant to purchase up to 5,000 shares of common stock at $7.50 per share pursuant to a warrant purchase agreement. The warrant will become fully vested in September 2006 and has a provision for acceleration of vesting by 1,250 shares annually over four years if certain marketing criteria are met by the customer. The warrant was valued using the Black-Scholes model resulting in a deferred stock-based compensation charge of approximately $29,000 which is being amortized over the four-year term of the agreement.

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

In November 2001, the Company issued to two investment funds warrants to purchase up to 386,118 shares of common stock at $10.00 per share in connection with a proposed financing expected to be completed upon stockholder approval in February 2002. These warrants were initially exercisable as to 193,059 shares. The exercisable warrants were valued using the Black-Scholes model resulting in a charge of approximately $1.0 million to deferred stock-based compensation. On February 1, 2002, the stockholders voted against the proposed financing, which resulted in the Company terminating the share purchase agreement and causing the warrants to become exercisable with respect to all 386,118 shares. The stockholder vote followed an announcement on January 14, 2002 of the decision by the Company's Board of Directors to withdraw its recommendation that its stockholders vote in favor of the proposed preferred stock transaction. The warrants are exercisable for two years from the date the share purchase agreement was terminated. Using the Black-Scholes model, the warrants issued in November 2001 that were initially exercisable were re-valued as of February 1, 2002, and the warrants that became exercisable on February 1, 2002 were valued as of such date, resulting in a charge totaling approximately $4.7 million which was reflected as amortization of stock-based compensation in the statement of operations in the first quarter of 2002.

As of June 30, 2002, there was approximately $13.9 million of total deferred stock-based compensation remaining to be amortized relating to the above warrants and past employee option grants.

Note 5. Legal Proceedings

In April 2001, Office Depot, Inc. filed a complaint against the Company claiming that the Company has breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to the Company, attorneys' fees and costs. The Company intends to defend this claim vigorously and does not expect it to have a material impact on the results of operations or cash flows.

The underwriters for the Company's initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Capital Corp as well as the Company and certain current and former officers of the Company have been named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a class of plaintiffs who purchased the Company's stock between September 21, 1999 and December 6, 2000 in connection with the Company's initial public offering. Specifically, the complaints alleged that the underwriter defendants engaged in a scheme concerning sales of the Company 's securities in the initial public offering and in the aftermarket. The Company believes it has good defenses to these claims and intends to defend the action vigorously.

On April 16, 2002, Davox Corporation filed an action against KANA in the Superior Court, Middlesex, Commonwealth of Massachusetts, in relation to an OEM Agreement between Davox and KANA under which Davox has paid a total of approximately $1.6 million in fees, asserting breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, misrepresentation, and unfair trade practices. Davox seeks actual and punitive damages in an amount to be determined at trial, and award of attorneys' fees. This action is in its early stages. KANA intends to defend the action vigorously.

As of June 30, 2002, approximately $0.6 million was accrued as our estimate of costs related to the above legal proceedings. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the results from operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

Note 6. Restructuring costs

In 2001, the Company incurred restructuring charges related to the reductions in its workforce and costs associated with certain excess leased facilities and asset impairments. As of June 30, 2002, $22.5 million in restructuring liabilities remain on the consolidated balance sheet in accrued restructuring and merger costs. Cash payments during the six months ended June 30, 2002 totaled $6.4 million. Cash payments received from subleases and sales of property charged to restructuring expense in previous periods totaled $0.5 million. The following table provides a summary of restructuring payments and liabilities during the first half of 2002 (in thousands):

                           Restructuring                            Restructuring
                            Accrual at                               Accrual at
                           December 31,   Payments     Payments       June 30,
                               2001         Made       Received         2002
                           ------------   ---------  ------------   ------------
      Severance.........  $        913  $      686  $         --   $        227
      Facilities........        27,418       5,682           536         22,272
                           ------------   ---------  ------------   ------------
      Total ............  $     28,331  $    6,368  $        536   $     22,499
                           ============   =========  ============   ============

Note 7. Internal Use Software

Software development costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and management had authorized the funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use and is amortized over its estimated useful life of generally five years using the straight-line method. As of June 30, 2002, $11.1 million of costs were capitalized as internal use software.

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

Note 8. Goodwill and Purchased Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon the Company's analysis at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and the Company performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the revision of estimates of the Company's revenues and net loss for the second quarter of 2002 and subsequent quarters, based upon preliminary revenue results late in the second quarter of 2002 and the reduction of estimated future revenues and cash flow. As a result, the Company announced preliminary second quarter 2002 results on July 2, 2002. Following this announcement, the decline in the trading price of the Company's common stock reduced the Company's market capitalization below the net carrying value of goodwill prior to the impairment charge on June 30, 2002. The Company determined fair value using relevant market data, including the Company's market capitalization during the period following the revision of estimates, to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002. The remaining goodwill balance is approximately $7.5 million at June 30, 2002.

In 2001, the Company also performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet, under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The assessment was performed primarily due to the significant and sustained decline in the Company's stock price since the valuation date of the shares issued in the Silknet acquisition resulting in the Company's net book value of its assets prior to the impairment charge significantly exceeding the Company's market capitalization, the overall decline in the industry growth rates, and the Company's lower than projected operating results. As a result, the Company recorded an impairment charge of approximately $603 million to reduce goodwill in the quarter ended March 31, 2001. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date.

The Company ceased amortizing goodwill as of the beginning of fiscal 2002. The following tables presents comparative information showing the effects that the non-amortization of goodwill provisions of SFAS 142 would have had on the net loss and basic and diluted net loss per share for the periods shown (in thousands, except per share amounts):

                                                  Three Months Ended        Six Months
                                                        June 30,              June 30,
                                                   2002        2001       2002       2001
                                                 ---------  ----------  ---------  ---------

Reported net loss.............................. $ (82,610) $  (69,772) $ (89,390) $(822,668)
Goodwill amortization..........................        --      12,530         --     98,182
                                                 ---------  ----------  ---------  ---------
Adjusted net loss.............................. $ (82,610) $  (57,242) $ (89,390) $(724,486)
                                                 =========  ==========  =========  =========

Basic and diluted net loss per share........... $   (3.63) $    (7.62) $   (4.08) $  (89.88)
Goodwill amortization..........................        --        1.37         --      10.73
                                                 ---------  ----------  ---------  ---------
Adjusted basic and diluted net loss per share.. $   (3.63) $    (6.25) $   (4.08) $  (79.15)
                                                 =========  ==========  =========  =========

                                                            Year Ended
                                                            December 31,
                                                 ---------------------------------
                                                   2001        2000        1999
                                                 ---------  -----------  ---------

                                                $(942,895) $(3,070,873) $(118,743)
Reported net loss..............................   122,860      869,675         --
Goodwill amortization..........................  ---------  -----------  ---------
                                                $(820,035) $(2,201,198) $(118,743)
Adjusted net loss..............................  =========  ===========  =========

                                                $  (68.61) $   (395.68) $  (46.08)
Basic and diluted net loss per share...........      8.94       112.06         --
Goodwill amortization..........................  ---------  -----------  ---------
                                                $  (59.67) $   (283.62) $  (46.08)
Adjusted basic and diluted net loss per share..  =========  ===========  =========

In addition, as part of the adoption of SFAS No. 142, negative goodwill, net of amortization, was eliminated and reported as the cumulative effect of accounting change. This amounted to approximately $3.9 million in the first quarter of 2002.

Purchased intangible assets relate to $14.4 million of existing technology purchased in connection with the acquisition of Silknet in April 2000 and is carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. The Company expects amortization expense on purchased intangible assets to be $4.8 million for fiscal 2002, and $1.5 million in fiscal 2003, at which time purchased intangible assets will be fully amortized. The net carrying value of purchased intangible assets is $3.9 million at June 30, 2002.

Note 9. Segment Information

The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company's long- lived assets are primarily in the United States. Geographic information on revenue for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands):

                                               Three Months Ended     Six Months Ended
                                                     June 30,               June 30,
                                             ---------------------  -------------------
                                                2002       2001        2002       2001
                                             ---------  ----------  ---------  --------
United States ............................. $  13,262  $   20,314  $  28,350  $ 40,338
International .............................     3,928       3,319     13,983     6,766
                                             ---------  ----------  ---------  --------
                                            $  17,190  $   23,633  $  42,333  $ 47,104
                                             =========  ==========  =========  ========

During the three and six months ended June 30, 2002, Company A represented 2% and 14% of total revenues. During the three and six months ended June 30, 2001, Company B represented 13% and 7% of total revenues.

Note 10. Notes Payable and Commitments

The Company maintains a $4.0 million loan facility which is secured by all of its assets, bears interest at the bank's prime rate plus 0.25% (5.0% as of June 30, 2002), and expires in March 2003, at which time the entire balance under the line of credit will be due. Total borrowings as of June 30, 2002 and December 31, 2001 were approximately $1.2 million under this line of credit. The line of credit contains a covenant that requires the Company to maintain at least a $6.0 million balance in any account with the bank. In lieu of this minimum balance covenant the Company may also cash-secure the facility with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that the Company maintain at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. As of June 30, 2002, the Company was in compliance with all covenants of its line of credit agreement.

In June 2002 the Company entered into a non-recourse receivables purchase agreement with a bank which provides for the sale of up to $5.0 million in certain qualified receivables subject to an administrative fee and a discount schedule ranging from the bank's prime rate of interest plus 0.50% to the bank's prime rate of interest interest plus 1.50%. The Company had not sold any receivables under this agreement as of June 30, 2002.

Note 11. Discontinued Operation

As of the quarter ended June 30, 2001, the Company adopted a plan to discontinue the KANA Online business. The Company no longer seeks new business but continued to service all ongoing contractual obligations it had to its existing customers through April 2002. Accordingly, KANA Online is reported as a discontinued operation for the three and six months ended June 30, 2002 and 2001. The estimated loss on the disposal of KANA Online was $3.7 million as of June 30, 2001, consisting of an estimated loss on disposal of the assets of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. The loss on disposal was recorded in the second quarter of 2001 and adjusted in the second quarter of 2002, resulting in a gain of $0.4 million. This operation has been presented as a discontinued operation for all periods presented. The KANA Online operating results are as follows (in thousands):

                                                           Three Months Ended    Six Months Ended
                                                                 June 30,              June 30,
                                                            2002       2001       2002       2001
                                                         ---------  ---------  ---------  ---------
Revenues .............................................. $      --  $   1,311  $      --  $   2,953
                                                         =========  =========  =========  =========

Loss from operations of discontinued operation ........ $      --  $    (383) $      --  $    (125)
Gain (loss) on disposal................................       381     (3,667)       381     (3,667)
                                                         ---------  ---------  ---------  ---------
Total income (loss) on discontinued operation.......... $     381  $  (4,050) $     381  $  (3,792)
                                                         =========  =========  =========  =========

Note 12. Acquisition of Broadbase

In June 2001, the Company completed the acquisition of Broadbase. In connection with the merger, each share of Broadbase common stock outstanding immediately prior to the consummation of the merger was converted into the right to receive 0.105 shares of KANA common stock (the "Exchange Ratio") and KANA assumed Broadbase's outstanding stock options and warrants based on the Exchange Ratio, issuing approximately 8.7 million shares of KANA common stock and assuming options and warrants to acquire approximately 2.7 million shares of KANA common stock. The transaction was accounted for using the purchase method of accounting.

The estimated purchase price was approximately $101.4 million, measured as the average fair market value of KANA's outstanding common stock from April 7 to April 11, 2001, which were the two trading days before and after the merger agreement was announced, plus the Black-Scholes calculated value of the options and warrants of Broadbase assumed by KANA in the merger, and other costs directly related to the merger. These components are as follows (in thousands):

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
                                                               ===========

The allocation of the purchase price at June 30, 2002 to assets acquired and liabilities assumed is as follows (in thousands):

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

In connection with the acquisition, the Company incurred $13.4 million of merger-related expenses including professional fees, integration and transition costs in 2001. As of June 30, 2002, approximately $0.7 million of these costs remain on the consolidated balance sheet in accrued restructuring and merger costs and are expected to be paid in 2002.

The following unaudited pro forma net revenues, net loss and net loss per share data for the six months ended June 30, 2001 are based on the respective historical financial statements of the Company and Broadbase. The pro forma data reflects the consolidated results of operations as if the merger with Broadbase occurred at the beginning of the periods indicated and includes the amortization of the resulting negative goodwill and deferred compensation. The pro forma results include the results of pre-acquisition periods for companies acquired by Broadbase prior to its acquisition by KANA. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period (in thousands, except per share amount).

                                                                Pro Forma
                                                                   Six
                                                                 Months
                                                                  Ended
                                                                June 30,
                                                                  2001
                                                               -----------
                                                               (Unaudited)
(In thousands, except per share amounts)
Net revenues ................................................ $    74,389
Net loss .................................................... $(1,844,848)
Basic and diluted net loss per share ........................ $   (104.08)

Shares used in basic and
  diluted net loss per share calculation ....................      17,725

Note 13. Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 during the quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred in January 2002. The Company adopted EITF 01-14 effective January 1, 2002 and has reclassified comparative financial statements for prior periods to comply with the guidance in this EITF. The adoption of this issue resulted in approximately $97,000 and $1.5 million of reimbursable expenses reflected in both service revenue and cost of service revenue for the three months ended June 30, 2002 and 2001, respectively, and approximately $204,000 and $2.5 million for the six months ended June 30, 2002 and 2001, respectively.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. The Company adopted SFAS 144 effective January 1, 2002.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board ("APB") No.16, Business Combinations. The provisions of SFAS No.141 were adopted July 1, 2001. The most significant changes made by SFAS No.141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

The provisions of SFAS No.142 were adopted January 1, 2002. SFAS 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. See Note 8 for a discussion of the impact of this adoption.

Note 14. Subsequent Event

In August 2002, the Company executed an amendment related to a contract with a customer that provides for fixed fee payments in exchange for services upon meeting certain milestone criteria. This amendment was the result of discussions with the customer, which began in the second quarter of 2002, regarding the timing and scope of the project deliverables. Based upon the terms of the amendment and associated negotiations with a third-party integrator that has been providing implementation services to the customer, the Company charged approximately $15.6 million to cost of services revenue in the second quarter of 2002. The amendment requires that the Company transfer $6.9 million to an escrow account (which includes $5.8 million recorded as restricted cash as of June 30, 2002) to compensate any third party integrator for the continued implementation of the customer's system based on the Company's product, for which such implementation the Company is no longer responsible. The loss also includes $8.5 million of fees paid by the Company to the third party integrator prior to the amendment and $0.2 million of related expenditures. In addition, during the second quarter of 2002, the Company received a scheduled payment of $4.0 million associated with the original agreement. This amount was recorded as deferred revenue. The $4.0 million of deferred revenues will be recognized in future periods as revenue as the customer deploys additional licenses of the Company's product and as maintenance and training obligations are fulfilled by the Company.

On July 18, 2002, at the time of the Company's announcement of financial results for the quarter ended June 30, 2002, the original estimate of the loss related to the fixed-fee contract was $18.7 million. Further discussions with the respective parties resulted in the amendment executed in August of 2002 discussed above. Accordingly, the Company has revised its estimate of the loss to be $15.6 million as of June 30, 2002.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations and other parts of this report contain forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from" those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this report. Forward- looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of enterprise Customer Relationship Management (eCRM) software solutions that deliver integrated communication and business applications built on a Web-architected platform. Our software helps our customers to better service, market to, and understand their customers and partners, while improving results and decreasing costs in contact centers and marketing departments, by allowing them to interact with their customers and partners through Web contact, Web collaboration, e-mail and telephone. We offer a multi-channel customer relationship management solution that combines our KANA eCRM Architecture with customer-focused service, marketing and commerce software applications. Our customers range from Global 2000 companies pursuing an e- business strategy to growing companies.

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

License revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable and collectibility is probable.

In software arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Evaluating whether vendor-specific objective evidence and the interpretation of such evidence to determine the fair value of undelivered elements is subject to judgment and estimates.

Probability of collection is based upon assessment of the customer's financial condition through review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection.

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

Reserve for Loss Contract. We are party to a contract with a customer that provides for fixed fee payments in exchange for services upon meeting certain milestone criteria. In order to assess whether a loss accrual is necessary, we estimate the total expected costs of providing services necessary to complete the contract and compare these costs to the fees expected to be received under the contract. In the fourth quarter of 2000, the costs to complete the project were expected to exceed the associated fees, based upon an analysis performed, and a loss reserve of $1.4 million was recorded. As a result of our restructuring in the third quarter of 2001, substantially all of the remaining professional services were being provided by a third party, and an additional loss reserve of $6.1 million was recorded based upon an analysis of costs to complete. In the second quarter of 2002, we began discussions with the customer regarding the timing and scope of the project deliverables, which lead to an amendment to the original contract with this customer executed in August of 2002. Based upon the terms of the amendment and associated negotiations with a third-party integrator that has been providing implementation services to the customer, we charged approximately $15.6 million to cost of services revenue in the second quarter of 2002. The amendment requires that we transfer $6.9 million to an escrow account (which includes $5.8 million recorded as restricted cash as of June 30, 2002) to compensate any third party integrator for the continued implementation of the customer's system based on our product, for which such implementation we are no longer responsible. The loss also includes $8.5 million of fees paid by us to a third party integrator prior to the amendment and $0.2 million of related expenditures. In addition, during the second quarter of 2002, we received a scheduled payment of $4.0 million associated with the original agreement. This amount was recorded as deferred revenue. The $4.0 million of deferred revenues will be recognized in future periods as revenue as the customer deploys additional licenses of our product and as we fulfill our maintenance and training obligations.

On July 18, 2002, at the time of our announcement of financial results for the quarter ended June 30, 2002, our original estimate of the additional loss was $18.7 million. Further discussions with the respective parties resulted in the amendment executed in August of 2002 discussed above. Accordingly, we have revised our estimate of the additional loss to be $15.6 million as of June 30, 2002.

Collectibility of Receivables. A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We recorded significant increases in the allowance for doubtful accounts in fiscal 2001 due to the rapid downturn in the economy, and in the technology sector in particular. There is no assurance that we will not need to record increases to the allowance in the future.

Accounting for Internal Use Software. Software development costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and we have authorized the funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use and is amortized over its estimated useful life of generally five years using the straight-line method. As of June 30, 2002, we had $11.1 million of capitalized costs of internal use software, of which $4.7 million has been subject to depreciation based upon deployment dates of the related projects. We expect the remainder to be deployed in December 2002, at which time associated depreciation expense will commence.

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

Goodwill and Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. We regularly evaluate acquired businesses for potential indicators of impairment of goodwill and intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Beginning in fiscal 2002, the methodology for assessing potential impairments of intangibles changed based on new accounting rules issued by the Financial Accounting Standards Board. We have adopted these new rules as of January 1, 2002. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that lead to the impairment included the revision of estimates of our revenues and net loss for the second quarter of 2002 and subsequent quarters, based upon preliminary revenue results late in the second quarter of 2002 and the reduction of estimated revenue and cash flows. As a result, we announced preliminary second quarter 2002 results on July 2, 2002. Following this announcement, the decline in the trading price of our common stock reduced KANA's market capitalization below the net carrying value of goodwill prior to the impairment charge on June 30, 2002. We determined fair value using relevant market data, including KANA's market capitalization during the period following the revision of estimates, to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002. The remaining amount of goodwill as of June 30, 2002 is $7.4 million. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Income taxes. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We concluded that a full valuation allowance was required for all periods presented. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing income in the period in which such determination was made.

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

Selected Results of Operations Data

The following table sets forth selected data for periods indicated expressed as a percentage of total revenues.

                                              Three Months Ended               Six Months Ended
                                                  June 30,                         June 30,
                                      ---------------------------      ----------------------------
                                             2002           2001              2002          2001
Revenues:                             ------------   ------------      ------------   -------------
     License......................   $ 8,309   48% $ 9,587   41%    $23,438   55% $ 21,444   46%
     Service......................     8,881   52    14,046   59       18,895   45     25,660   54
                                      ------- ----   ------- ----      ------- ----   -------- ----
Total revenues....................    17,190  100    23,633  100       42,333  100     47,104  100
                                      ------- ----   ------- ----      ------- ----   -------- ----
Cost of revenues:
     License......................     1,056    6       653    3        2,021    5      1,286    3
     Service......................    19,891  116     8,882   38       23,798   56     25,285   54
                                      ------- ----   ------- ----      ------- ----   -------- ----
Total cost of revenues............    20,947  122     9,535   40       25,819   61     26,571   56
                                      ------- ----   ------- ----      ------- ----   -------- ----
Gross profit (loss)...............    (3,757) (22)   14,098   60       16,514   39     20,533   44
                                      ------- ----   ------- ----      ------- ----   -------- ----

Selected operating expenses:
     Sales and marketing..........    10,395   60    13,789   58       20,700   49     40,323   86
     Research and development.....     6,512   38     6,273   27       13,150   31     19,222   41
     General and administrative...   $ 3,383   20% $ 2,523   11%    $ 6,603   16% $  8,591   18%

Three and Six Months Ended June 30, 2002 and 2001

Revenues

License revenue decreased 13% and increased 9%, respectively, for the three and six months ended June 30, 2002 compared to the same periods in the prior year. These decreases were the result of fewer license transactions in 2002 compared to 2001. We believe the slowdown in sales was primarily due to reduced spending on technology resulting from the overall weakness of the economy. As a percentage of total revenue, license revenue comprised 48% of total revenues during the three months ended June 30, 2002, compared to 41% for the same period last year. For the six months ended June 30, 2002 as a percentage of total revenue, license revenue comprised 55% of total revenues, compared to 46% for the same period last year. These increases were due to our decision to focus on sales of licenses and to leverage third party integrators for providing implementation services to our customers. We anticipate license revenue will increase as a percentage of total revenue in the future for the same reasons. We expect this shift towards a greater proportion of license fees in our revenue mix to improve our overall gross margin percentage in the second half of 2002 compared to the second half of 2001. Our overall gross margin percentage in the second quarter of 2002 was negative due to a $15.6 million loss accrual charged to cost of service revenues in the period to reflect our estimate of costs to complete a fixed fee project as of June 30, 2002, as discussed below.

Service revenue decreased 37% for the three months and 26% for the six months ended June 30, 2002 compared to the same periods in the prior year. These decreases resulted primarily from reductions in services personnel throughout 2001 and our shift to leverage third party integrators for providing implementation services to our customers.

In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" in January 2002. We adopted EITF 01-14 effective January 1, 2002 and have reclassified comparative financial statements for prior periods to comply with the guidance in this EITF. The adoption of this issue resulted in approximately $97,000 and $1.5 million of reimbursable expenses reflected in both service revenue and cost of service revenue for the three months ended June 30, 2002 and 2001, respectively, and approximately $204,000 and $2.5 million for the six months ended June 30, 2002 and 2001, respectively.

Revenues from international sales were $3.9 million and $3.3 million for the three months ended June 30, 2002 and 2001, and $14.0 million and $6.8 million for the six months ended June 30, 2002 and 2001. The increase in international revenues in the 2002 periods was primarily a result of revenues recognized from one new customer in the United Kingdom in the first quarter of 2002, which accounted for approximately $5.5 million in revenue. We expect that the percentage of international revenues for the remainder of 2002 to continue to be lower than in the first quarter of 2002, but greater than in the same periods in 2001.

Cost of Revenues

Cost of license revenue consists primarily of third party software royalties, product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue was 13% for the three months ended June 30, 2002 compared to 7% in the same period in the prior year. For the six months ended June 30, 2002, cost of license revenue as a percentage of license revenue was 9%, compared to 6% in the same period in the prior year. The increase in the 2002 periods compared to the same periods in 2001 was due to the change in the mix of products shipped, as well as the average revenue per licensed seat, particularly in the second quarter of 2002. For instance, some of our royalty contracts for technology that we license from third parties specify a fixed royalty amount per licensed seat shipped, while our license revenue per seat licensed is variable, depending on the number of seats licensed. We expect that cost of license revenue as a percentage of license revenues will continue to fluctuate within a few percentage points throughout 2002 for these reasons.

Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementation and training services organization and an allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue increased to 224% of service revenue for the three months ended June 30, 2002 compared to 126% for the same period in the prior year. For the six months ended June 30, 2002, cost of service revenue increased to 63% of service revenue, compared to 99% for the same period in the prior year. The increase in the 2002 periods was due to the $15.6 million charge relating to an amendment, executed in August 2002, relating to an original contract with a customer. See discussion under "-Critical Accounting Policies-Reserve for Loss Contract" above for more information. Excluding this charge, cost of service revenues compared to revenues improved to 48% in the three months ended June 30, 2002 compared to 63% for the same period in the prior year, and to down to 43% in the six months ended June 30, 2002 from 99% in the same period in the prior year. These decreases were primarily due to the shift in service revenue mix following our decision late in the third quarter of 2001 to increase use of third-party integrators to provide implementation services to our customers. As a result, support revenues, which have yielded better margins than training and consulting revenues, constituted a larger percentage of service revenues.

We anticipate that, excluding the $15.6 million charge discussed above, our cost of service revenue will decrease in absolute dollars in 2002 compared to comparative periods in 2001 due to net reductions in our services personnel of 148 positions, or 69%, from 216 as of June 30, 2001 to 68 as of June 30, 2002.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, lead-generation programs and marketing collateral materials. Sales and marketing expenses decreased 25% for the three months and 49% for the six months ended June 30, 2002 compared to the same periods in the prior year. These decreases were attributable primarily to the net reduction of sales positions throughout 2001 as a result of our restructuring activities. As of January 1, 2001, we had 430 personnel in sales and marketing, compared to 135 as of June 30, 2002, a 69% reduction. In addition, there were decreases in advertising and promotional activities during the six months ended June 30, 2002 compared to the same period in 2001.

We anticipate that sales and marketing expenses will decrease in absolute dollars in the third quarter of 2002 compared to the same period in 2001 due to reductions in sales positions in the third quarters of 2001 and 2002, and thereafter may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and for enhancement of existing products and quality assurance activities. Research and development expenses increased by 4% in the three months ended June 30, 2002 compared to the same period in the prior year. The slight increase in the second quarter of 2002 compared to 2001 was primarily attributable to increased headcount in these departments. As of June 17, 2001, just prior to the merger with Broadbase, there were 129 employees in research and development compared to 140 as of June 30, 2002, and an increase of 9%. Research and development expenses decreased by 32% for the six months ended June 30, 2002 compared to the same period in the prior year. The decrease was attributable primarily to the net reduction of research and development positions throughout 2001, particularly in April 2001 when 101 (39%) research and development positions were eliminated as a result of our restructuring in that period, and related decreases in our facility costs.

We anticipate that research and development expenses may increase slightly in absolute dollars in the third quarter of 2002 compared to the same period in 2001, and thereafter may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, bad debt expenses, and of legal, accounting and other general corporate expenses. General and administrative expenses increased 34% for the three months ended June 30, 2002 compared with the same period in the prior year. This increase was due to increased headcount in general and administrative positions in foreign offices, particularly Europe and Japan, which resulted from the Broadbase merger in June 2001. General and administrative expenses decreased by 23% in the six months ended June 30, 2002 compared with the same period in the prior year. This decrease was attributable primarily to a net reduction of general and administrative positions, particularly in April 2001 when 32 (34%) general and administrative positions were eliminated as a result of our restructuring in that period.

We anticipate that general and administrative expenses will be fairly consistent with the second quarter of 2002 in absolute dollars for the next two quarters and thereafter may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, bad debt expense and other administrative costs.

Restructuring Costs. For the three and six months ended June 30, 2001, we incurred restructuring charges of approximately $34.3 million and $54.3 million related to the reduction in workforce and costs associated with certain excess leased facilities and asset impairments. As of June 30, 2002, $22.5 million in restructuring liabilities remain on our consolidated balance sheet in accrued restructuring and merger costs. Cash payments during the six months ended June 30, 2002 totaled $6.4 million. Cash payments received from subleases and sales of property charged to restructuring expense in previous periods totaled $0.5 million. The following table is a summary of restructuring payments and liabilities during the first half of 2002 (in thousands):

                           Restructuring                            Restructuring
                            Accrual at                 Sublease      Accrual at
                           December 31,   Payments     Payments       June 30,
                               2001         Made       Received         2002
                           ------------   ---------  ------------   ------------
      Severance.........  $        913  $      686  $         --   $        227
      Facilities........        27,418       5,682           536         22,272
                           ------------   ---------  ------------   ------------
      Total ............  $     28,331  $    6,368  $        536   $     22,499
                           ============   =========  ============   ============

Amortization of Deferred Stock-Based Compensation. We are amortizing deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

As of June 30, 2002, there was approximately $13.9 million of total deferred stock-based compensation remaining to be amortized related to warrants and past employee option grants.

The following table details, by operating expense, our amortization of stock- based compensation (in thousands):

                                          Three Months Ended    Six Months Ended
                                                June 30,              June 30,
                                           2002       2001       2002       2001
                                        ---------  ---------  ---------  --------
Cost of service ...................... $     226  $     277  $     609  $    708
Sales and marketing ..................     1,203      1,599      3,236     3,464
Research and development .............     1,123        278      3,020       712
General and administrative ...........       489         96      6,063     1,478
                                        ---------  ---------  ---------  --------
Total ................................ $   3,041  $   2,250  $  12,928  $  6,362
                                        =========  =========  =========  ========

Stock-based compensation charged to general and administrative expense in the first quarter of 2002 includes $4.7 million relating to warrants issued in connection with a proposed financing.

Amortization of Goodwill and Identifiable Intangibles. Amortization of identifiable intangibles for the three months ended June 30, 2002 was $1.2 million compared to $13.7 million in the same period in the prior year. Amortization for the six months ended June 30, 2002 was $2.4 million compared to $100.6 million in the same period in the prior year. The decrease in the 2002 periods was related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill is no longer amortized. The amortization in 2002 related to $14.4 million of purchased technology recorded as an intangible asset in connection with the merger with Silknet. We expect amortization of intangible assets to be $1.2 million in each quarter of 2002 unless we purchase intangible assets in the future.

The following table presents comparative information showing the effects that the non-amortization of goodwill provisions of SFAS 142 would have had on the net loss and basic and diluted net loss per share for the periods shown (in thousands, except per share amounts):

                                                   Three Months Ended        Six Months
                                                       June 30,                June 30,
                                                   2002        2001        2002       2001
                                                 ---------  -----------  ---------  ---------

Reported net loss.............................. $ (82,610) $   (69,772) $ (89,390) $(822,668)
Goodwill amortization..........................        --       12,530         --     98,182
                                                 ---------  -----------  ---------  ---------
Adjusted net loss.............................. $ (82,610) $   (57,242) $ (89,390) $(724,486)
                                                 =========  ===========  =========  =========

Basic and diluted net loss per share........... $   (3.63) $     (7.62) $   (4.08) $  (89.88)
Goodwill amortization..........................        --         1.37         --      10.73
                                                 ---------  -----------  ---------  ---------
Adjusted basic and diluted net loss per share.. $   (3.63) $     (6.25) $   (4.08) $  (79.15)
                                                 =========  ===========  =========  =========

Goodwill Impairment. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We have adopted these new rules as of January 1, 2002. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the revision of estimates of our revenues and net loss for the second quarter of 2002 and subsequent quarters, based upon preliminary revenue results late in the second quarter of 2002 and the reduction of estimated future revenues and cash flows. As a result, we announced preliminary second quarter 2002 results on July 2, 2002. Following this announcement, the decline in the trading price of our common stock reduced KANA's market capitalization below the net carrying value of goodwill prior to the impairment charge on June 30, 2002. We determined fair value using relevant market data, including KANA's market capitalization during the period following the revision of estimates, to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002. The remaining amount of goodwill as of June 30, 2002 is $7.4 million.

In 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet, under the provisions of SFAS No. 121, Accounting for the Impairment of Long- Lived Assets and for Lon-Lived Assets to Be Disposed of. The assessment was performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Silknet acquisition resulting in our net book value of our assets prior to the impairment charge significantly exceeding our market capitalization, the overall decline in the industry growth rates, and our lower than projected operating results. As a result, we recorded an impairment charge of approximately $603.4 million to reduce goodwill in the first quarter of 2001. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates.

Other Income, Net

Other income consists primarily of interest income earned on cash and investments, offset by interest expense relating to operating and capital leases. We expect other income to fluctuate in accordance with our cash balances as well as the prime interest rate.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through June 30, 2002, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

Discontinued Operation

During the quarter ended June 30, 2001, we adopted a plan to discontinue the KANA Online business. We will no longer seek new business but will continue to service all ongoing contractual obligations we have to our existing customers. Accordingly, KANA Online is reported as a discontinued operation. The net liability of the discontinued operation at June 30, 2002, consisted of a liability for leased equipment. The estimated loss on the disposal of KANA Online recorded during the second quarter of 2001 was $3.7 million, consisting of an estimated loss on disposal of the business of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. This estimate was revised in the second quarter of 2002, resulting in a gain of $0.4 million.

There was no revenue from our discontinued operation for the three and six months ended June 30, 2002. Revenues from our discontinued operation were $1.3 million for the three months and $3.0 million for six months ended June 30, 2001.

Liquidity and Capital Resources

As of June 30, 2002, we had $47.0 million in cash, cash equivalents and short-term investments, compared to $40.1 million at December 31, 2001. As of June 30, 2002, we had a negative working capital of $4.6 million. In addition, as of June 30, 2002, we had $8.9 million in restricted cash. This comprises amounts related to a letter of credit totaling $5.8 million of cash escrowed in order to fulfill certain contractual obligations. This letter of credit is expected to be canceled in August of 2002 and a total of $6.9 million transferred as partial satisfaction of an obligation - see "-Critical Accounting Policies- Reserve for Loss Contract". In addition, restricted cash included $3.1 million pledged as collateral on our leased facilities and other long-term deposits.

Our operating activities used $21.8 million of cash for the six months ended June 30, 2002, which comprises $89.4 million lossoff set by $71.1 million in net non-cash charges, and includes $15.3 million in payments relating to merger and restructuring liabilities, offset by a $2.3 million increase in accounts payable and accrued liabilities and an $8.7 million increase in deferred revenue. Other working capital changes totaled a net $0.7 million. Our operating activities used $69.5 million of cash for the six months ended June 30, 2001, comprised of an $822.7 million net loss experienced during the period offset by $740.4 million in non-cash charges and $12.8 million, net, in other working capital decreases.

Our investing activities used $17.0 million of cash for the six months ended June 30, 2002, resulting from $7.7 million of property and equipment purchases and $11.5 million of short-term investment purchases, offset by a $2.2 million increase in cash due to redemptions of restricted cash. Our investing activities provided $31.9 million of cash for the six months ended June 30, 2001 from $49.2 million of net acquired cash from the acquisition of Broadbase offset by Silknet acquisition-related costs of $13.1 million and $4.2 million of purchases of property and equipment purchases.

Our financing activities provided $33.9 million in cash for the six months ended June 30, 2002, primarily due to net proceeds from the private placement of 2,910,000 shares of our common stock, which raised net proceeds of approximately $31.4 million. Our financing activities provided $2.4 million in cash for the six months ended June 30, 2001, primarily due to payments on stockholders' notes receivable.

We have a line of credit totaling $4.0 million, which is collateralized by all of our assets, bears interest at the bank's prime rate plus 0.25% (5.0% as of June 30, 2002), and expires in March 2003 at which time the entire balance under the line of credit will be due. Total borrowings as of June 30, 2002 were approximately $1.2 million under this line of credit. The line of credit requires that we maintain at least a $6.0 million dollar balance in any account at the bank or that we provide cash collateral with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that we maintain at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. If we default under this line of credit, including through a violation of any of these covenants, the entire balance under the line of credit will become immediately due and payable. As of June 30, 2002, we were in compliance with all covenants of the line of credit agreement.

Throughout 2001, to reduce our expenditures, we restructured in several areas, including reduced staffing, expense management and capital spending. This restructuring included net workforce reductions of approximately 772 employees, which were implemented in order to streamline operations, eliminate redundant positions after the merger with Broadbase, and reduce costs and bring our staffing and structure in line with industry standards and current economic conditions. These reductions have been significant, particularly in light of the increase of approximately 896 employees upon our merger with Broadbase in June of 2001. Our most recent company-wide reduction in force, which reduced staff by approximately 365 positions across all departments, was announced on September 28, 2001. We have also reduced headcount in the third quarter of 2002, by a net 24 positions as of August 9, 2002, primarily in sales positions in relation to our shift in strategy to work more closely with third-party integrators. We expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Significant expected cash outflows through the remainder of 2002 include $6.9 million to be transferred into an escrow account (which includes $5.8 million recorded as restricted cash as of June 30, 2002) pursuant to an amendment of a contract with a customer (see "-Critical Accounting Policies-Reserve for Loss Contract"), approximately $3.0 million in payments relating to accrued merger and restructuring costs, as well as approximately $7.0 million of expenditures on certain corporate infrastructure including internal-use software. If we experience a decrease in demand for our products from the level experienced in the second quarter of 2002, then we would need to reduce expenditures to a greater degree than anticipated, or raise additional funds, if possible.

Our expectations as to the amount and timing of our future cash transactions are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, changes in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

In addition, we experience seasonality in our revenues, with the fourth quarter of the year typically having the highest revenue for the year. We believe that this seasonality primarily results from customer budgeting cycles. We expect that this seasonality will continue, and could increase. Customers' decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. Due to the continuing slowdown in the general economy, we believe that many existing and potential customers are reassessing or reducing their planned technology and Internet-related investments and deferring purchasing decisions. Further delays or reductions in business spending for information technology could have a material adverse effect on our revenues and operating results. As a result, there is increased uncertainty with respect to our expected revenues.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of June 30, 2002, our accumulated deficit was approximately $4.2 billion. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Although this concern has been mitigated by our recently completed financing in February 2002, we may continue to encounter such customer concerns in the future. Additionally, our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in collecting outstanding receivables from our customers and attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow. Although our revenues grew significantly in 2000, we experienced a significant decline in sales for the fiscal year ended December 31, 2001, and a decline in the second quarter of 2002 compared to the previous two quarters. Although we have restructured our operations to reduce operating expenses, we will need to increase our revenue to achieve profitability and positive cash flows, and our revenue may decline, or fail to grow, in future periods. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

We reduced the size of our professional services team in 2001 and have begun to rely more on independent third-party providers for customer services such as product installations and support. However, if third parties do not provide the support our customers need, we may be required to hire subcontractors to provide these professional services. Increased use of subcontractors would harm our revenues and margins because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.

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

In connection with outstanding stock options and warrants to purchase shares of our common stock, as well as other equity rights we may issue, we are incurring and may incur substantial charges for stock-based compensation. Accordingly, significant increases in our stock price could result in substantial non-cash charges and variations in our results of operations. For example, in the first quarter of 2002, we incurred a stock-based compensation charge of approximately $4.7 million associated with warrants issued pursuant to an equity financing agreement that was terminated. Furthermore, we will continue to incur charges to reflect amortization and any impairment of identified intangible assets acquired in connection with our acquisition of Silknet, and we may make other acquisitions or issue additional stock or other securities in the future that could result in further accounting charges. In addition, a new standard for accounting for goodwill acquired in a business combination has recently been adopted. This new standard requires recognition of goodwill as an asset but does not permit amortization of goodwill. Instead goodwill must be separately tested for impairment. As a result, our goodwill amortization charges ceased in 2002. However, in the future, we may incur additional impairment charges related to the goodwill already recorded, as well as goodwill arising out of any future acquisitions. For example, we performed a transition impairment analysis as of June 30, 2002, which resulted in a $55.0 million impairment expense to reduce goodwill. Current and future accounting charges like these could result in significant losses and delay our achievement of net income.

The reductions in force associated with our cost-reduction initiatives may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we restructured our organization in 2001, an effort that included substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. We also reduced our employees' salaries in the fourth quarter of 2001, and to a lesser extent, in the third quarter of 2002, in order to bring employee compensation in-line with current market conditions. If market conditions change, we may find it necessary to raise salaries in the future beyond the anticipated levels, or issue additional stock-based compensation, which would be dilutive to shareholders.

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

Our ability to increase revenues in the future depends considerably upon our success in recruiting, training and retaining additional direct sales personnel and the success of our direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. There is a shortage of sales personnel with the requisite qualifications, and competition for such qualified personnel is intense in our industry. Also, it may take a new salesperson a number of months to become a productive member of our sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated. In addition, we announced the departure of our Chief Financial Officer in May of 2002. Turnover in management can cause disruptions to ongoing operations, and transitioning to the new Chief Financial Officer, or any other executive officer, could create negative perceptions of us among our customers and investors.

If our relationships with systems integrators are unsuccessful, our ability to market and sell our product will be limited.

We expect a significant percentage of our revenues to be derived from our relationships with domestic and international systems integrators, or SIs, that market and sell our products. If these SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. Because our relationships with SIs are relatively new, we cannot predict the degree to which the SIs will succeed in marketing and selling our solution. In addition, because the SI model for selling software is relatively new and unproven in the eCRM industry, we cannot predict the degree to which our potential customers will accept this delivery model. If the SIs fail to deliver and support our solution, end-users could decide not to subscribe, or cease subscribing, for our solution. The SIs typically offer our solution in combination with other products and services, some of which may compete with our solution.

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

In addition, the stock market, particularly the Nasdaq National Market, has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. Since our common stock began trading publicly in September 1999, our common stock reached a closing high equivalent to $1,698.10 per share and low equivalent to $1.41 per share through August 13, 2002. The last reported sales price of our shares on August 13, 2002 was $1.58 per share.

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

Sales outside North America represented 17% of our total revenues in 2000, 16% of our total revenues in the 2001, and 33% of our revenues in the first half of 2002. We have established offices in the United Kingdom, Germany, Japan, Holland, France, Austria, Belgium, Australia, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. Any expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, as well as additional support personnel. For any such expansion, we will also need to, among other things expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, as international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increases in our tax rates. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate. We have only licensed our products internationally since January 1999 and have limited experience in developing localized versions of our software and marketing and distributing them internationally. Our investments in establishing facilities in other countries may not produce desired levels of revenues. Even if we are able to expand our international operations successfully, we may not be able to maintain or increase international market demand for our products.

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

If we acquire companies, products or technologies, we may face risks associated with those acquisitions.

If we are presented with appropriate opportunities, we may make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any other acquisition or investment. If we acquire another company, we will likely face risks, uncertainties and disruptions associated with the integration process, including, among other things, difficulties in the integration of the operations, technologies and services of the acquired company, the diversion of our management's attention from other business concerns and the potential loss of key employees of the acquired businesses. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders or us. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets.

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

The imposition of new sales or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products and services. Recent federal legislation limits the imposition of state and local taxes on Internet-related sales until November 1, 2003. Congress may choose not to renew this legislation, in which case state and local governments would be free to impose taxes on electronically purchased goods. We believe that most companies that sell products over the Internet do not currently collect sales or other taxes on shipments of their products into states or foreign countries where they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce within their jurisdiction. A successful assertion by one or more states or foreign countries that companies that engage in e-commerce within their jurisdiction should collect sales or other taxes on the sale of their products over the Internet, even though not physically in the state or country, could indirectly reduce demand for our products.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At June 30, 2002, our portfolio included money market funds, commercial paper, municipal bonds, government agency bonds, and corporate bonds. The diversity of the portfolio helps us to achieve our investment objective. At June 30, 2002, the weighted average maturity of our portfolio was 122 days.

We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2002, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. Generally, our sales and expenses are incurred in local currency. At June 30, 2002 and December 31, 2001, our primary net foreign currency market exposures were in Japanese Yen, Euros and British Pounds. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Foreign currency rate fluctuations can impact the U.S. Dollar translation of our foreign operations in our consolidated financial statements. To date, these fluctuations have not been material to our operating results.

Part II: Other Information

Item 1. Legal Proceedings.

In April 2001, Office Depot, Inc. filed a complaint against KANA claiming that KANA has breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to KANA, attorneys' fees and costs. We intend to defend this claim vigorously and do not expect it to have a material impact on our results of operations or cash flow.

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

On April 16, 2002, Davox Corporation filed an action against KANA in the Superior Court, Middlesex, Commonwealth of Massachusetts, in relation to an OEM Agreement between Davox and KANA under which Davox has paid a total of approximately $1.6 million in fees, asserting breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, misrepresentation, and unfair trade practices. Davox seeks actual and punitive damages in an amount to be determined at trial, and award of attorneys' fees. This action is in the early stages. KANA intends to defend the matter vigorously.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

Item 2. Changes in Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

An Annual Meeting of Stockholders was held on June 18, 2001 to act on the following matters: P>An Annual Meeting of Stockholders was held on June 18, 2001 to act on the following matters:

1. The election of two Class III directors of KANA, to serve until our 2005 annual meeting of stockholders and until their successors have been elected and qualified or until their earlier resignation, death or removal. The votes cast for and withheld from Chuck Bay were 15,480,818 and 1,023,191, respectively. The votes cast for and withheld from James C. Wood were 16,292,181 and 211,828, respectively.

2. A proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent auditors for 2002. The votes cast for and against this action were 16,390,768 and 102,876, respectively, with 10,365 votes abstaining.

Based on the voting results, each of these actions was approved and the nominated directors were elected to the board.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8- K.

(a)	Exhibits:
none

(b)	Reports on Form 8-K:
none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2002	KANA Software, Inc.

/s/ Chuck Bay Chuck Bay Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ John Huyett John Huyett Chief Financial Officer (Principal Financial and Accounting Officer)