Form 10-Q
period 2002-09-30
KANA SOFTWARE INC
filed 2002-11-08
CIK 1089907

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    On November 7, 2002, approximately 22,889,654 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

KANA Software, Inc.
Form 10-Q
Quarter Ended September 30, 2002 Index

Part I: Financial Information

Item 1: Financial Statements

KANA Software, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                         September 30,  December 31,
                                                             2002          2001
                                                         ------------  ------------
                                                                 (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents............................. $     17,659  $     25,476
 Short-term investments................................       17,473        14,654
 Accounts receivable, net..............................       12,177        15,942
 Prepaid expenses and other current assets.............        3,899         6,442
                                                         ------------  ------------
   Total current assets................................       51,208        62,514
Restricted cash........................................        3,051        11,018
Property and equipment, net............................       23,532        19,382
Goodwill...............................................        7,448        58,547
Intangible assets, net.................................        2,653         6,253
Other assets...........................................        3,006         2,958
                                                         ------------  ------------
    Total assets....................................... $     90,898  $    160,672
                                                         ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of notes payable...................... $      1,310  $      1,363
 Accounts payable......................................        7,126         6,276
 Accrued liabilities...................................       13,625        25,292
 Accrued restructuring and merger costs................        6,360        21,100
 Deferred revenue......................................       27,886        22,180
                                                         ------------  ------------
  Total current liabilities............................       56,307        76,211
Accrued restructuring, less current portion............       14,890        17,514
Notes payable, less current portion....................           --           108
                                                         ------------  ------------
    Total liabilities..................................       71,197        93,833
                                                         ------------  ------------

Stockholders' equity:
 Common stock..........................................          225           192
 Additional paid-in capital............................    4,273,389     4,237,325
 Deferred stock-based compensation.....................      (10,916)      (22,209)
 Notes receivable from stockholders....................         (200)         (799)
 Accumulated other comprehensive losses................         (184)       (1,285)
 Accumulated deficit...................................   (4,242,613)   (4,146,385)
                                                         ------------  ------------
    Total stockholders' equity.........................       19,701        66,839
                                                         ------------  ------------
    Total liabilities and stockholders' equity......... $     90,898  $    160,672
                                                         ============  ============

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                     Three Months Ended     Nine Months Ended
                                                                        September 30,         September 30,
                                                                    --------------------  --------------------
                                                                       2002       2001       2002       2001
                                                                    ---------  ---------  ---------  ---------
                                                                                   (unaudited)
Revenues:
   License........................................................ $   8,784  $   2,891  $  32,222  $  24,335
   Service........................................................     9,243     15,286     28,138     40,946
                                                                    ---------  ---------  ---------  ---------
Total revenues....................................................    18,027     18,177     60,360     65,281
                                                                    ---------  ---------  ---------  ---------
Cost of revenues:
   License........................................................       548        503      2,569      1,789
   Service (excluding stock-based compensation of
        $145, $311, $754 and $1,019, respectively)................     2,762     21,003     26,560     46,288
                                                                    ---------  ---------  ---------  ---------
Total cost of revenues............................................     3,310     21,506     29,129     48,077
                                                                    ---------  ---------  ---------  ---------
Gross profit (loss)...............................................    14,717     (3,329)    31,231     17,204
                                                                    ---------  ---------  ---------  ---------
Operating expenses:
   Sales and marketing (excluding stock-based compensation
     of $772, $1,653, $4,008 and $5,117, respectively)............     8,732     19,205     29,432     59,528
   Research and development (excluding stock-based compensation
     of $721, $1,542, $3,741, and $2,254, respectively)...........     6,389     10,236     19,539     29,458
   General and administrative (excluding stock-based compensation
     of $313, $671, $6,376 and $2,149, respectively)..............     3,458      9,500     10,061     18,091
   Restructuring costs............................................        --     32,081         --     86,338
   Merger and transition-related costs............................        --      4,841         --     11,517
   Amortization of stock-based compensation.......................     1,951      4,177     14,879     10,539
   Amortization of goodwill.......................................        --     12,351         --    110,533
   Amortization of identifiable intangibles.......................     1,200      1,200      3,600      3,600
   Goodwill impairment............................................        --         --     55,000    603,446
                                                                    ---------  ---------  ---------  ---------
Total operating expenses..........................................    21,730     93,591    132,511    933,050
                                                                    ---------  ---------  ---------  ---------
Operating loss....................................................    (7,013)   (96,920)  (101,280)  (915,846)
Other income, net.................................................       175        858        770        908
                                                                    ---------  ---------  ---------  ---------
Loss from continuing operations...................................    (6,838)   (96,062)  (100,510)  (914,938)
Discontinued operation:
  Loss from operations of discontinued operation..................        --         --         --       (125)
  Gain (loss) on disposal, including provision of $1.1
    million for operating losses during phase-out period..........        --         --        381     (3,667)
Cumulative effect of accounting change related
  to the elimination of negative goodwill.........................        --         --      3,901         --
                                                                    ---------  ---------  ---------  ---------
Net loss.......................................................... $  (6,838) $ (96,062) $ (96,228) $(918,730)
                                                                    =========  =========  =========  =========
Basic and diluted net loss per share:

  Loss from continuing operations................................. $   (0.30) $   (5.33) $   (4.52)    (75.53)
  Income (loss) from discontinued operation.......................        --         --       0.01      (0.31)
  Cumulative effect of accounting change..........................        --         --       0.18         --
                                                                    ---------  ---------  ---------  ---------
  Net loss........................................................ $   (0.30) $   (5.33) $   (4.33)    (75.84)
                                                                    =========  =========  =========  =========

Shares used in computing basic and
  diluted net loss per share......................................    22,851     18,038     22,234     12,114
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

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                 --------------------
                                                                   2002       2001
                                                                 ---------  ---------
                                                                      (unaudited)
Cash flows from operating activities:
   Net loss.................................................... $ (96,228) $(918,730)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation..............................................     6,781      8,117
     Amortization of stock-based compensation..................    14,879     10,539
     Amortization of goodwill and identifiable intangibles.....     3,600    114,133
     Goodwill impairment.......................................    55,000    603,446
     Elimination of negative goodwill..........................    (3,901)        --
     Change in allowance for doubtful accounts.................    (1,521)     4,173
     Other non-cash charges....................................       212     27,646
     Changes in operating assets and liabilities,
       net of effects from acquisitions:
         Accounts receivable...................................     6,148     33,976
         Prepaid and other current assets......................     1,597      9,043
         Other assets..........................................       (48)      (830)
         Accounts payable and accrued liabilities..............   (10,817)     1,397
         Accrued restructuring and merger......................   (17,249)    20,053
         Deferred revenue......................................     5,706     (9,794)
         Other liabilities.....................................        --       (233)
                                                                 ---------  ---------
     Net cash used in operating activities.....................   (35,841)   (97,064)
                                                                 ---------  ---------
Cash flows from investing activities:
   Purchases of short-term investments.........................   (23,238)   (38,488)
   Sales of short-term investments.............................    20,419     63,240
   Property and equipment purchases............................   (11,142)   (11,121)
   Cash acquired from acquisitions, net........................        --     33,556
   Restricted cash.............................................     7,967     (7,800)
                                                                 ---------  ---------
         Net cash (used in) provided by investing activities...    (5,994)    39,387
                                                                 ---------  ---------
Cash flows from financing activities:
   Payments on notes payable...................................      (161)      (287)
   Net proceeds from issuance of common stock and warrants.....    33,413      1,486
   Payments on stockholders' notes receivable..................       599      2,677
                                                                 ---------  ---------
         Net cash provided by financing activities.............    33,851      3,876
                                                                 ---------  ---------
Effect of exchange rate changes on cash and cash equivalents...       167       (963)
                                                                 ---------  ---------
Net decrease in cash and cash equivalents......................    (7,817)   (54,764)
Cash and cash equivalents at beginning of period...............    25,476     76,202
                                                                 ---------  ---------
Cash and cash equivalents at end of period..................... $  17,659  $  21,438
                                                                 =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by KANA Software, Inc. ("KANA" or the "Company"), and reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission's ("SEC") rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA's audited consolidated financial statements and notes included in KANA's annual report on Form 10-K for the year ended December 31, 2001.

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

Note 2. Net Loss Per Share

Basic net loss per share from continuing operations is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share from continuing operations is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants using the treasury stock method. The following table presents the calculation of basic and diluted net loss per share from continuing operations (in thousands, except net loss per share):

                                                               Three Months Ended     Nine Months Ended
                                                                  September 30,         September 30,
                                                              --------------------  --------------------
                                                                 2002       2001       2002       2001
                                                              ---------  ---------  ---------  ---------
Numerator:
Loss from continuing operations before
  cumulative effect of accounting change ................... $  (6,838) $ (96,062) $(100,510) $(914,938)
                                                              ---------  ---------  ---------  ---------
Denominator:
Weighted-average shares of common stock outstanding ........    22,865     18,098     22,253     12,285
Less weighted-average shares subject to repurchase .........       (14)       (60)       (19)      (171)
                                                              ---------  ---------  ---------  ---------
Denominator for basic and diluted calculation ..............    22,851     18,038     22,234     12,114
                                                              ---------  ---------  ---------  ---------

Basic and diluted net loss per share from continuing
  operations before cumulative effect of accounting change.. $   (0.30) $   (5.33) $   (4.52) $  (75.53)
                                                              =========  =========  =========  =========

All warrants, outstanding stock options and shares subject to repurchase by KANA have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

                                                   As of September 30,
                                                 ----------------------
                                                    2002        2001
                                                 ---------  -----------
Stock options and warrants ....................     8,531        4,418
Common stock subject to repurchase ............        13           50
                                                 ---------  -----------
                                                    8,544        4,468
                                                 =========  ===========

The weighted average exercise price of stock options and warrants outstanding was $33.59 and $147.10 as of September 30, 2002 and 2001, respectively.

Note 3. Comprehensive Loss

Comprehensive loss comprises net loss and foreign currency translation adjustments. Comprehensive loss was $6.9 million and $96.3 million for the three months ended September 30, 2002 and 2001, respectively, and $95.1 million and $915.9 million for the nine months ended September 30, 2002 and 2001, respectively.

Note 4. Stock-Based Compensation

In September 2000, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock at $371.25 per share pursuant to a stock and warrant purchase agreement in connection with its global strategic alliance. The shares of the common stock issued were vested, and the Company recorded a deferred stock-based compensation charge of approximately $14.8 million to be amortized over the four-year term of the agreement. As of September 30, 2002, 33,077 shares of common stock subject to the warrant were fully vested and 19,423 had been forfeited, with the remainder to become vested upon the achievement of certain performance goals. The vested portion of the warrant was valued using the Black-Scholes model resulting in charges totaling $2.0 million of which $1.0 million was immediately expensed in the fourth quarter of 2000 and $1.0 million is being amortized over the remaining term of the agreement. The Company will incur a stock-based compensation charge for the unvested portion of the warrant when and if annual performance goals are achieved.

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

In September 2001, the Company issued to Accenture an additional warrant to purchase up to 150,000 shares of common stock at $3.33 per share pursuant to a warrant purchase agreement in connection with its global strategic alliance. The warrants were valued using the Black-Scholes model resulting in a deferred stock-based compensation charge of approximately $946,000 which is being amortized over the four-year term of the agreement. The warrants were exercised in March 2002.

In November 2001, the Company issued to two investment funds warrants to purchase up to 386,118 shares of common stock at $10.00 per share in connection with a proposed financing which was to have been completed in February 2002 upon attaining stockholder approval. These warrants were initially exercisable into 193,059 shares. The exercisable warrants were valued using the Black-Scholes model resulting in a charge of approximately $1.0 million to deferred stock- based compensation. On February 1, 2002, the stockholders voted against the proposed financing, which resulted in the Company terminating the share purchase agreement and caused the warrants to become exercisable with respect to all 386,118 shares. The warrants are exercisable for two years from the date the share purchase agreement was terminated. Using the Black-Scholes model, the warrants issued in November 2001 that were initially exercisable were re-valued as of February 1, 2002, and the warrants that became exercisable on February 1, 2002 were valued as of such date, resulting in a charge totaling approximately $4.7 million which was reflected as amortization of stock-based compensation in the statement of operations in the first quarter of 2002.

As of September 30, 2002, there was approximately $10.9 million of total deferred stock-based compensation remaining to be amortized relating to the above warrants and past employee stock option grants.

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

The underwriters for the Company's initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Capital Corp as well as the Company and certain current and former officers of the Company have been named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933 and violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, on behalf of a class of plaintiffs who purchased the Company's stock between September 21, 1999 and December 6, 2000 in connection with the Company's initial public offering. Specifically, the complaints alleged that the underwriter defendants engaged in a scheme concerning sales of the Company 's securities in the initial public offering and in the aftermarket. The Company believes it has meritorious defenses to these claims and intends to defend the action vigorously.

On April 16, 2002, Davox Corporation filed an action against the Company in the Superior Court, Middlesex, Commonwealth of Massachusetts, in relation to an OEM Agreement between Davox and the Company under which Davox has paid a total of approximately $1.6 million in fees, asserting breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, misrepresentation, and unfair trade practices. Davox seeks actual and punitive damages in an amount to be determined at trial, and award of attorneys' fees. This action is in its early stages. The Company intends to defend the action vigorously.

As of September 30, 2002, approximately $0.7 million was accrued as our estimate of costs related to the above legal proceedings. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the results from operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

Note 6. Restructuring costs

In 2001, the Company incurred restructuring charges related to the reductions in its workforce and costs associated with certain excess leased facilities and asset impairments. If the real estate market continues to worsen, additional adjustments to the reserve may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, or if the Company is otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the reserve may be required that would increase income in the period in which such determination is made.

As of September 30, 2002, $21.0 million in restructuring liabilities remained on the consolidated balance sheet in accrued restructuring and merger costs. Cash payments for severance and excess leased facilities during the nine months ended September 30, 2002 totaled $8.1 million. Cash received during the nine months ended September 30, 2002 from subleases and sales of property charged to restructuring expense in previous periods totaled $0.7 million. The following table provides a summary of restructuring payments and liabilities during the first nine months of 2002 (in thousands):

                     Restructuring                          Restructuring
                       Accrual at               Sublease      Accrual at
                      December 31,   Payments   Payments    September 30,
                          2001         Made     Received         2002
                      ------------   --------  -----------   ------------
Severance..........  $        913  $    (695) $        --   $        218
Facilities.........        27,418     (7,419)         737         20,736
                      ------------   --------  -----------   ------------
Total .............  $     28,331  $  (8,114) $       737   $     20,954
                      ============   ========  ===========   ============

Note 7. Internal Use Software

Internal use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and management had authorized the funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use and is amortized over its estimated useful life of generally five years using the straight-line method. As of September 30, 2002, $14.4 million of costs were capitalized as internal use software.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, the Company assesses the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations.

Note 8. Goodwill and Purchased Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon the Company's analysis at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and the Company performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment of goodwill. The circumstances that led to the impairment included the revision of estimates of the Company's revenues and net loss for the second quarter of 2002 and subsequent quarters based upon preliminary revenue results late in the second quarter of 2002, and the reduction of estimated future revenues and cash flow. Following an announcement of these revisions in connection with the Company's July 2002 release of its preliminary results for the second quarter of 2002, the trading price of the Company's common stock declined, which reduced the Company's market capitalization below the net carrying value of goodwill prior to the impairment charge on June 30, 2002. The Company determined fair value using relevant market data, including the Company's market capitalization during the period following the revision of estimates, to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002. The remaining goodwill balance at September 30, 2002 was approximately $7.4 million.

In 2001, the Company also performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet, under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The assessment was performed primarily due to the significant and sustained decline in the Company's stock price since the valuation date of the shares issued in the Silknet acquisition which resulted in the net book value of the Company's assets prior to the impairment charge significantly exceeding its market capitalization, the overall decline in the industry growth rates, and the Company's lower-than-projected operating results. As a result, the Company recorded an impairment charge of approximately $603.4 million to reduce goodwill in the quarter ended March 31, 2001. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date.

The Company ceased amortizing goodwill as of the beginning of fiscal 2002. The following tables presents comparative information showing the effects that the non-amortization of goodwill provisions of SFAS 142 would have had on the net loss and basic and diluted net loss per share for the periods shown (in thousands, except per share amounts):

                                        Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                        2002        2001         2002       2001
                                      ---------  -----------  ---------  ---------

Reported net loss................... $  (6,838) $   (96,062) $ (96,228) $(918,730)
Goodwill amortization...............        --       12,351         --    110,533
                                      ---------  -----------  ---------  ---------
Adjusted net loss................... $  (6,838) $   (83,711) $ (96,228) $(808,197)
                                      =========  ===========  =========  =========

Basic and diluted net loss per share $   (0.30) $     (5.33) $   (4.33) $  (75.84)
Goodwill amortization...............        --         0.68         --       9.12
                                      ---------  -----------  ---------  ---------
Adjusted basic and diluted
  net loss per share................ $   (0.30) $     (4.64) $   (4.33) $  (66.72)
                                      =========  ===========  =========  =========
Shares used in computing adjusted basic
  and diluted net loss per share....    22,851       18,038     22,234     12,114
                                      =========  ===========  =========  =========

                                                 Year Ended
                                                 December 31,
                                      ---------------------------------
                                        2001        2000        1999
                                      ---------  -----------  ---------

Reported net loss................... $(942,895) $(3,070,873) $(118,743)
Goodwill amortization...............   122,860      869,675         --
                                      ---------  -----------  ---------
Adjusted net loss................... $(820,035) $(2,201,198) $(118,743)
                                      =========  ===========  =========

Basic and diluted net loss per share $  (68.61) $   (395.68) $  (46.08)
Goodwill amortization...............      8.94       112.06         --
                                      ---------  -----------  ---------
Adjusted basic and diluted
  net loss per share................ $  (59.67) $   (283.62) $  (46.08)
                                      =========  ===========  =========
Shares used in computing adjusted basic
  and diluted net loss per share....    13,743        7,761      2,577
                                      =========  ===========  =========

In addition, as part of the adoption of SFAS No. 142, negative goodwill was eliminated and reported as the cumulative effect of accounting change. This accounting change amounted to approximately $3.9 million in the first quarter of 2002.

Purchased intangible assets relate to $14.4 million of existing technology purchased in connection with the acquisition of Silknet in April 2000 and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. The Company expects amortization expense on purchased intangible assets to be $4.8 million for fiscal 2002, and $1.5 million in fiscal 2003, at which time purchased intangible assets will be fully amortized. The net carrying value of purchased intangible assets is $2.7 million at September 30, 2002.

Note 9. Segment Information

The Company's chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company's long- lived assets are primarily in the United States. Geographic information on revenue for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands):

                                        Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                      ----------------------  --------------------
                                         2002       2001         2002       2001
                                      ---------  -----------  ---------  ---------
United States ...................... $  11,642  $    15,709  $  39,992  $  56,047
International ......................     6,385        2,468     20,368      9,234
                                      ---------  -----------  ---------  ---------
                                     $  18,027  $    18,177  $  60,360  $  65,281
                                      =========  ===========  =========  =========

During the three and nine months ended September 30, 2002, one customer represented 13% and 13% of total revenues, respectively. During the three and nine months ended September 30, 2001, no customer represented more than 10% of total revenues.

Note 10. Notes Payable and Commitments

The Company maintains a $4.0 million loan facility which is secured by all of its assets, bears interest at the bank's prime rate plus 0.25% (5.0% as of September 30, 2002), and expires in March 2003, at which time the entire balance under the line of credit will be due. Total borrowings as of September 30, 2002 and December 31, 2001 were approximately $1.2 million under this line of credit. The line of credit contains a covenant that requires the Company to maintain at least a $6.0 million balance in any account with the bank. In lieu of this minimum balance covenant the Company may also cash-secure the facility with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that the Company maintain at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. As of September 30, 2002, the Company was in compliance with all covenants of its line of credit agreement.

In June 2002 the Company entered into a non-recourse receivables purchase agreement with a bank which provides for the sale of up to $5.0 million in certain qualified receivables subject to an administrative fee and a discount schedule ranging from the bank's prime rate of interest plus 0.50% to the bank's prime rate of interest plus 1.50%. The Company had not sold any receivables under this agreement as of September 30, 2002.

Note 11. Discontinued Operation

As of the quarter ended June 30, 2001, the Company adopted a plan to discontinue the KANA Online business. The Company no longer seeks new business for KANA Online, but continued to service all ongoing contractual obligations it had to its existing customers through April 2002. Accordingly, KANA Online is reported as a discontinued operation for the three and nine months ended September 30, 2002 and 2001. The net liability of the discontinued operation at September 30, 2002 consisted of a liability for leased equipment. The estimated loss on the disposal of KANA Online was $3.7 million as of June 30, 2001, consisting of an estimated loss on disposal of the assets of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase- out period. The loss on disposal was recorded in the second quarter of 2001 and adjusted in the second quarter of 2002, resulting in a gain of $0.4 million. This operation has been presented as a discontinued operation for all periods presented. The KANA Online operating results are as follows (in thousands):

                                                          Three Months Ended     Nine Months Ended
                                                             September 30,         September 30,
                                                            2002       2001       2002       2001
                                                         ---------  ---------  ---------  ---------
Revenues .............................................. $      --  $     208  $      --  $   3,161
                                                         =========  =========  =========  =========

Loss from operations of discontinued operation ........ $      --  $      --  $      --  $    (125)
Gain (loss) on disposal................................        --         --        381     (3,667)
                                                         ---------  ---------  ---------  ---------
Total income (loss) on discontinued operation.......... $      --  $      --  $     381  $  (3,792)
                                                         =========  =========  =========  =========

Note 12. Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 on January 1, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. Adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred in January 2002. The Company adopted EITF 01-14 effective January 1, 2002 and has reclassified comparative financial statements for prior periods to comply with the guidance in this EITF issue. The adoption of this issue resulted in approximately $52,000 and $779,000 million of reimbursable expenses reflected in both service revenue and cost of service revenue for the three months ended September 30, 2002 and 2001, respectively, and approximately $256,000 and $3.2 million for the nine months ended September 30, 2002 and 2001, respectively.

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board ("APB") No.16, Business Combinations. The Company adopted SFAS No.141 effective July 1, 2001. The most significant changes made by SFAS No.141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

The Company adopted SFAS No.142 effective January 1, 2002. SFAS 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations and other parts of this report contain forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions.Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from" those expressed or forecasted in the forward-looking statements.These risks and uncertainties include those described in "Risk Factors" and elsewhere in this report. Forward- looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of enterprise Customer Relationship Management (eCRM) software solutions that deliver integrated communication and business applications built on a Web-architected platform. Our software helps our customers to better service, market to, and understand their customers and partners, while improving results and decreasing costs in contact centers and marketing departments, by allowing them to interact with their customers and partners through Web contact, Web collaboration, e-mail and telephone. We offer a multi-channel customer relationship management solution that combines our KANA eCRM Architecture with customer-focused service, marketing and commerce software applications. Our customers range from Global 2000 companies pursuing an e- business strategy to early stage companies.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collectibility of receivables, goodwill and intangible assets, contract loss reserve, product warranties, income taxes, and restructuring. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In software arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements with the residual amounts of revenue being allocated to the delivered elements. Elements included in multiple element arrangements primarily consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence for software products and consulting services is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for maintenance is based on the residual method using stated renewal rates. Evaluating whether vendor-specific objective evidence exists and the interpretation of such evidence to determine the fair value of undelivered elements is subject to judgment and estimates.

Probability of collection is based upon assessment of the customer's financial condition through review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also considered in assessing probability of collection.

Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis or, in certain situations, on a fixed-fee basis, under separate service arrangements. Implementation services are periodically performed under fixed-fee arrangements and in such cases, consulting revenues are recognized on a percentage-of- completion basis. We will use the completed contract method when acceptance is not assured or an ability to estimate costs is not possible. Revenues from consulting and training services are recognized as services are performed.

Reserve for Loss Contract. We are party to a contract with a customer that provided for fixed fee payments in exchange for services upon meeting certain milestone criteria. In order to assess whether a loss reserve was necessary, we estimated the total expected costs of providing services necessary to complete the contract and compared these costs to the fees expected to be received under the contract. Based upon an analysis performed in the fourth quarter of 2000, the costs to complete the project were expected to exceed the associated fees, and a loss reserve of $1.4 million was recorded. As a result of our restructuring in the third quarter of 2001, substantially all of the remaining professional services required under the contract were being provided by a third party, and we recorded an additional loss reserve of $6.1 million based upon an analysis of costs to complete these services. In the second quarter of 2002, we began discussions with the customer regarding the timing and scope of the project deliverables, which led to an amendment to the original contract executed in August 2002. Based upon the terms of the amendment and associated negotiations with a third-party integrator that had been providing implementation services to the customer, we recorded a charge of approximately $15.6 million to cost of services revenue in the second quarter of 2002. The amendment required that we transfer $6.9 million to an escrow account (which included $5.8 million reported as restricted cash as of June 30, 2002) to compensate any third party integrator for the continued implementation of the customer's system based on our product, for which such implementation we are no longer responsible. The charge also included $8.5 million of fees paid by us to a third party integrator prior to the amendment and $0.2 million of related expenditures. In addition, during the second quarter of 2002, we received a scheduled payment of $4.0 million associated with the original agreement. This amount was reported as deferred revenue. The $4.0 million of deferred revenues will be recognized in future periods as revenue as we fulfill our maintenance and training obligations.

Collectibility of Receivables. A considerable amount of judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We recorded significant increases in the allowance for doubtful accounts in fiscal 2001 due to the rapid downturn in the economy, particularly in the technology sector. There is no assurance that we will not need to record additional allowances for doubtful accounts receivable in the future.

Accounting for Internal Use Software. Internal use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and we have authorized the funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use and is amortized over its estimated useful life of generally five years using the straight-line method. As of September 30, 2002, we had $14.4 million of capitalized costs of internal use software, of which $7.6 million has been subject to depreciation based upon deployment dates of the related projects. We expect the remainder to be deployed in December 2002, at which time we will commence depreciating these assets.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations.

Restructuring. During 2001, we recorded significant reserves in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities. We have worked with external real estate advisors in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If the real estate market continues to worsen, additional adjustments to the reserve may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if the real estate market strengthens, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the reserve may be required that would increase income in the period in which such determination is made.

Goodwill and Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. We regularly evaluate acquired businesses for potential indicators of impairment of goodwill and intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Beginning in fiscal 2002, the methodology for assessing potential impairments of intangibles changed based on new accounting rules issued by the Financial Accounting Standards Board. We adopted these new rules as of January 1, 2002. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense of goodwill. The circumstances that led to the impairment included the revision of estimates of our revenues and net loss for the second quarter of 2002 and subsequent quarters, based upon preliminary revenue results late in the second quarter of 2002 and the reduction of estimated revenue and cash flows. Following an announcement of these revisions in connection with a July 2002 release of KANA's preliminary results for the quarter ended June 30, 2002, the trading price of our common stock declined, which reduced KANA's market capitalization below the net carrying value of goodwill prior to the impairment charge on June 30, 2002. We determined fair value using relevant market data, including KANA's market capitalization during the period following the revision of estimates, to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002. The remaining amount of goodwill as of September 30, 2002 was $7.4 million. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. We concluded that a full valuation allowance was required for all periods presented. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing income in the period in which such determination was made.

Contingencies and Litigation. We are subject to lawsuits and other claims and proceedings. We assess the likelihood of any adverse judgments or outcomes to these matters as well as ranges of probable losses. A determination of the amount of loss contingency required, if any, for these matters are made after careful analysis of each individual matter. The required loss contingencies may change in the future as the facts and circumstances of each matter changes.

Selected Results of Operations Data

The following table sets forth selected data for periods indicated expressed as a percentage of total revenues:

                                           Three Months Ended               Nine Months Ended
                                              September 30,                    September 30,
                                      ---------------------------      ----------------------------
                                          2002           2001              2002           2001
Revenues:                             ------------   ------------      ------------   -------------
     License......................   $ 8,784   49% $ 2,891   16%    $32,222   53% $ 24,335   37%
     Service......................     9,243   51    15,286   84       28,138   47     40,946   63
                                      ------- ----   ------- ----      ------- ----   -------- ----
Total revenues....................    18,027  100    18,177  100       60,360  100     65,281  100
                                      ------- ----   ------- ----      ------- ----   -------- ----
Cost of revenues:
     License......................       548    3       503    3        2,569    4      1,789    3
     Service......................     2,762   15    21,003  116       26,560   44     46,288   71
                                      ------- ----   ------- ----      ------- ----   -------- ----
Total cost of revenues............     3,310   18    21,506  118       29,129   48     48,077   74
                                      ------- ----   ------- ----      ------- ----   -------- ----
Gross profit (loss)...............    14,717   82    (3,329) -18       31,231   52     17,204   26
                                      ------- ----   ------- ----      ------- ----   -------- ----
Selected operating expenses:
     Sales and marketing..........     8,732   48    19,205  106       29,432   49     59,528   91
     Research and development.....     6,389   35    10,236   56       19,539   32     29,458   45
     General and administrative...     3,458   19%   9,500   52%     10,061   17%   18,091   28%

Three and Nine Months Ended September 30, 2002 and 2001

Revenues

License revenue increased 204% and 32%, respectively, for the three and nine months ended September 30, 2002 compared to the same periods in the prior year. These increases were the result of license transactions with greater average license fees in 2002 compared to 2001. As a percentage of total revenue, license revenue comprised 49% of total revenues during the three months ended September 30, 2002, compared to 16% for the same period last year. For the nine months ended September 30, 2002 as a percentage of total revenue, license revenue comprised 53% of total revenues, compared to 37% for the same period last year. We believe the increase in license revenues, as well as the increase in the proportion of license revenues to total revenues, was due to our decision in the third quarter of 2001 to focus on sales of licenses and to leverage third party integrators to provide implementation services to our customers and recommend our products to potential customers. We anticipate license revenue will increase as a percentage of total revenue in the future for the same reasons. We expect this shift towards a greater proportion of license fees in our revenue mix to improve our overall gross margin percentage in the remainder of 2002 compared to 2001. Our overall gross margin percentage for the nine months ended September 30, 2002 was reduced by a $15.6 million charge recorded as cost of service revenues in the second quarter of 2002 to reflect our estimate of costs to complete a fixed fee project as of June 30, 2002, as discussed below.

Service revenue decreased 40% for the three months and 31% for the nine months ended September 30, 2002 compared to the same periods in the prior year. These decreases resulted primarily from reductions in services personnel throughout 2001 and our shift to leverage third party integrators for providing implementation services to our customers.

In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" in January 2002. We adopted EITF 01-14 effective January 1, 2002 and have reclassified comparative financial statements for prior periods to comply with the guidance in this EITF issue. The adoption of this issue resulted in approximately $52,000 and $779,000 of reimbursable expenses reflected in both service revenue and cost of service revenue for the three months ended September 30, 2002 and 2001, respectively, and approximately $256,000 and $3.2 million for the nine months ended September 30, 2002 and 2001, respectively.

Revenues from international sales were $6.4 million and $2.5 million for the three months ended September 30, 2002 and 2001, respectively and $20.4 million and $9.2 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in international revenues in the 2002 periods was primarily a result of revenues recognized from one new customer in the United Kingdom, which accounted for approximately $5.5 million in revenue in the first quarter of 2002 and $2.4 million in the third quarter of 2002. We expect that the percentage of international revenues for the remainder of 2002 to be lower than in the nine months ended September 30, 2002, but greater than in the same periods in 2001.

Cost of Revenues

Cost of license revenue consists primarily of third party software royalties, product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue was 6% for the three months ended September 30, 2002 compared to 17% in the same period in the prior year. The decrease was due to an unusually high percentage in the third quarter of 2001 which resulted from the low level of license revenue in that period and the fixed nature of some of the license costs. For the nine months ended September 30, 2002, cost of license revenue as a percentage of license revenue was 8%, compared to 7% in the same period in the prior year. The small increase in the year-to-date 2002 period compared to the same period in 2001 was due to changes in the mix of products shipped, as well as a decrease in the average revenue per licensed seat, particularly in the second quarter of 2002. For instance, some of our royalty contracts for technology that we license from third parties specify a fixed royalty amount per licensed seat shipped, while our license revenue per seat licensed is subject to increasing discounts based on volumes purchased. We expect that cost of license revenue as a percentage of license revenue will continue to experience insignificant fluctuations for the remainder of 2002 and in 2003 for these reasons.

Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementation and training services organization and an allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue decreased to 30% of service revenue for the three months ended September 30, 2002 compared to 137% for the same period in the prior year. For the nine months ended September 30, 2002, cost of service revenue decreased to 94% of service revenue, compared to 113% for the same period in the prior year. These decreases were primarily due to the shift in service revenue mix following our decision late in the third quarter of 2001 to increase use of third-party integrators to provide implementation services to our customers. As a result, support revenue, which has better margins than training and consulting revenue, constituted a larger percentage of service revenue. The decrease in the year-to-date 2002 period is significant, considering the $15.6 million charge in the second quarter of 2002 relating to an amendment to the customer contract discussed above under "-Critical Accounting Policies-Reserve for Loss Contract". Excluding this charge, cost of service revenues compared to service revenues improved to 39% in the nine months ended September 30, 2002 from113% for the same period in the prior year.

We anticipate that our cost of service revenue as a percentage of service revenue will be relatively constant over the next few quarters compared to the third quarter of 2002.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, lead-generation programs and marketing materials. Sales and marketing expenses decreased 55% and 51% for the three and nine months ended September 30, 2002 compared to the same periods in the prior year. These decreases were attributable primarily to the net reduction of sales positions throughout 2001 as a result of our restructuring activities. As of January 1, 2001, we had 430 personnel in sales and marketing, compared to 112 as of September 30, 2002, a 74% reduction.

We anticipate that sales and marketing expenses will decrease in absolute dollars in the fourth quarter of 2002 compared to the same period in 2001 due to reductions in sales positions in the third quarter of 2002, and thereafter may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and for enhancement of existing products and quality assurance activities. Research and development expenses decreased 38% for the three months ended September 30, 2002 compared to the same period in the prior year. This decrease was due to headcount reductions in research and development positions at the end of the third quarter of 2001, following our merger with Broadbase in June 2001. The merger resulted in 102 employees of Broadbase in research and development joining KANA, bringing the total to 231 as of June 30, 2001. As of September 30, 2002, we had 133 employees in research and development.

Research and development expenses decreased 34% for the nine months ended September 30, 2002 compared to the same period in the prior year. The decrease was primarily attributable to the reductions following the merger as discussed above, and also net reductions of research and development positions in April 2001 when 101 (39%) research and development positions were eliminated as a result of our restructuring in that period.

We anticipate that research and development expenses will not vary significantly in absolute dollars over the next few quarters, and thereafter may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, bad debt expenses, and of legal, accounting and other general corporate expenses. General and administrative expenses decreased 64% for the three months ended September 30, 2002 compared with the same period in the prior year. This decrease was due to decreased headcount in general and administrative positions following our merger with Broadbase in June 2001. The merger resulted in 47 employees of Broadbase in general and administrative departments joining KANA, bringing the total to 96 as of June 30, 2001. As of September 30, 2002, we had 65 general and administrative employees.

General and administrative expenses decreased by 44% in the nine months ended September 30, 2002 compared with the same period in the prior year. This decrease was attributable primarily to the reductions following the merger as discussed above, and also a net reduction of general and administrative positions in April 2001 when 32 (34%) general and administrative positions were eliminated as a result of our restructuring in that period.

We anticipate that general and administrative expenses will be slightly lower in absolute dollars than in the third quarter of 2002 for the next two quarters and thereafter may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, bad debt expense and other administrative costs.

Restructuring Costs. For the three and nine months ended September 30, 2001, we incurred restructuring charges of approximately $32.1 million and $86.4 million, respectively, related to the reduction in workforce and costs associated with certain excess leased facilities and asset impairments. As of September 30, 2002, $21.0 million in restructuring liabilities remain on our consolidated balance sheet in accrued restructuring and merger costs. Cash payments for severance and excess leased facilities during the nine months ended September 30, 2002 totaled $8.1 million. Cash received from subleases and sales of property charged to restructuring expense in previous periods totaled $0.7 million. The following table is a summary of restructuring payments and liabilities during the nine months ended September 30, 2002 (in thousands):

                     Restructuring                          Restructuring
                       Accrual at               Sublease      Accrual at
                      December 31,   Payments   Payments    September 30,
                          2001         Made     Received         2002
                      ------------   --------  -----------   ------------
Severance..........  $        913  $    (695) $        --   $        218
Facilities.........        27,418     (7,419)         737         20,736
                      ------------   --------  -----------   ------------
Total .............  $     28,331  $  (8,114) $       737   $     20,954
                      ============   ========  ===========   ============

Amortization of Deferred Stock-Based Compensation. We are amortizing deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28. As of September 30, 2002, there was approximately $10.9 million of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants.

The following table details, by operating expense, our amortization of stock- based compensation (in thousands):

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                          2002     2001      2002      2001
                                        -------  -------   --------  --------
Cost of service ...................... $   145  $   311   $    754  $  1,019
Sales and marketing ..................     772    1,653      4,008     5,117
Research and development .............     721    1,542      3,741     2,254
General and administrative ...........     313      671      6,376     2,149
                                        -------  -------   --------  --------
Total ................................ $ 1,951  $ 4,177   $ 14,879  $ 10,539
                                        =======  =======   ========  ========

Stock-based compensation charged to general and administrative expense in the first quarter of 2002 included $4.7 million relating to warrants issued in connection with a proposed financing.

Amortization of Goodwill. Amortization of goodwill ceased as of January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized.

The following table presents comparative information showing the effects that the non-amortization of goodwill provisions of SFAS 142 would have had on the net loss and basic and diluted net loss per share for the periods shown (in thousands, except per share amounts):

                                        Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                        2002        2001         2002       2001
                                      ---------  -----------  ---------  ---------

Reported net loss................... $  (6,838) $   (96,062) $ (96,228) $(918,730)
Goodwill amortization...............        --       12,351         --    110,533
                                      ---------  -----------  ---------  ---------
Adjusted net loss................... $  (6,838) $   (83,711) $ (96,228) $(808,197)
                                      =========  ===========  =========  =========

Basic and diluted net loss per share $   (0.30) $     (5.33) $   (4.33) $  (75.84)
Goodwill amortization...............        --         0.68         --       9.12
                                      ---------  -----------  ---------  ---------
Adjusted basic and diluted
  net loss per share................ $   (0.30) $     (4.64) $   (4.33) $  (66.72)
                                      =========  ===========  =========  =========
Shares used in computing adjusted basic
  and diluted net loss per share....    22,851       18,038     22,234     12,114
                                      =========  ===========  =========  =========

Amortization of Identifiable Intangibles. Amortization of identifiable intangibles for the three months ended September 30, 2002 and 2001 was $1.2 million. Amortization for the nine months ended September 30, 2002 and 2001 was $3.6 millionThe amortization relates to $14.4 million of purchased technology recorded as an intangible asset in connection with the merger with Silknet in April 2000. We expect amortization of intangible assets to be $1.2 million in each quarter of 2002 unless we purchase intangible assets in the future.

Goodwill Impairment. SFAS 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We adopted these new rules effective January 1, 2002. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment of goodwill. The circumstances that led to the impairment included the revision of estimates of our revenues and net loss for the second quarter of 2002 and subsequent quarters based upon preliminary revenue results late in the second quarter of 2002, and the reduction of estimated future revenues and cash flows. Following an announcement of these revisions in connection with our July 2002 release of KANA's preliminary results for the second quarter of 2002, the trading price of our common stock declined, which reduced KANA's market capitalization below the net carrying value of goodwill prior to the impairment charge on June 30, 2002. We determined fair value using relevant market data, including KANA's market capitalization during the period following the revision of estimates, to calculate an estimated fair value and any resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002. The remaining amount of goodwill as of September 30, 2002 was $7.4 million.

In 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet, under the provisions of SFAS No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed of. The assessment was performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Silknet acquisition which resulted in the net book value of our assets prior to the impairment charge significantly exceeding our market capitalization, the overall decline in the industry growth rates, and our lower than projected operating results. As a result, we recorded an impairment charge of approximately $603.4 million to reduce goodwill in the first quarter of 2001. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates.

Other Income, Net

Other income consists primarily of interest income earned on cash and investments, offset by interest expense relating to operating and capital leases. We expect other income to fluctuate in accordance with our cash balances as well as the prime interest rate.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through September 30, 2002, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

Discontinued Operation

During the quarter ended June 30, 2001, we adopted a plan to discontinue the KANA Online business. We will no longer seek new business for KANA Online but will continue to service all ongoing contractual obligations we have to our existing customers. Accordingly, KANA Online is reported as a discontinued operation. The net liability of the discontinued operation at September 30, 2002, consisted of a liability for leased equipment. The estimated loss on the disposal of KANA Online recorded during the second quarter of 2001 was $3.7 million, consisting of an estimated loss on disposal of the business of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. This estimate was revised in the second quarter of 2002, resulting in a gain of $0.4 million.

There was no revenue from our discontinued operation for the three and nine months ended September 30, 2002. Revenues from our discontinued operation were $0.2 million for the three months and $3.2 million for nine months ended September 30, 2001.

Liquidity and Capital Resources

As of September 30, 2002, we had $35.1 million in cash, cash equivalents and short-term investments, compared to $40.1 million as of December 31, 2001. As of September 30, 2002, we had a negative working capital of $5.1 million (positive $22.8 excluding deferred revenue).

Our operating activities used $35.8 million of cash for the nine months ended September 30, 2002, which comprised a $96.2 million loss offset by $75.1 million in net non-cash charges, and included $17.2 million in payments relating to merger and restructuring liabilities. Other working capital changes totaled a net $2.6 million. Our operating activities used $97.1 million of cash for the nine months ended September 30, 2001, which comprised a $918.7 million net loss experienced during the period offset by $768.1 million in non-cash charges, a $34.0 million decrease in accounts receivable and a $20.1 million increase in accrued merger and restructuring liabilities. Other working capital changes totaled a net $0.4 million.

Our investing activities used $6.0 million of cash for the nine months ended September 30, 2002, resulting from $11.1 million of property and equipment purchases and a $2.8 million net increase in short-term investments, offset by an $8.0 million increase in cash due to redemptions of restricted cash. Our investing activities provided $39.4 million of cash for the nine months ended September 30, 2001 from $46.7 million of net acquired cash from the acquisition of Broadbase offset by Silknet acquisition-related costs of $13.1 million, a $24.8 million net decrease in short-term investments, offset by $11.1 million of purchases of property and equipment purchases and $7.8 million of transfers to restricted cash.

Our financing activities provided $33.9 million in cash for the nine months ended September 30, 2002, primarily due to net proceeds of approximately $31.4 million from our private placement of approximately 2.9 million shares of our common stock in February 2002. Our financing activities provided $3.9 million in cash for the nine months ended September 30, 2001, primarily due to payments on stockholders' notes receivable and exercises of stock options.

We have a line of credit totaling $4.0 million, which is collateralized by all of our assets, bears interest at the bank's prime rate plus 0.25% (5.0% as of September 30, 2002), and expires in March 2003 at which time the entire balance under the line of credit will be due. Total borrowings as of September 30, 2002 were approximately $1.2 million under this line of credit. The line of credit requires that we maintain at least a $6.0 million dollar balance in any account at the bank or that we provide cash collateral with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that we maintain at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. If we default under this line of credit, including through a violation of any of these covenants, the entire balance under the line of credit will become immediately due and payable. As of September 30, 2002, we were in compliance with all covenants of the line of credit agreement.

Throughout 2001, to reduce our expenditures, we restructured in several areas, including reduced staffing, expense management and capital spending. This restructuring included net workforce reductions of approximately 772 employees, which were implemented in order to streamline operations, eliminate redundant positions after the merger with Broadbase, and reduce costs and bring our staffing and structure in line with industry standards and current economic conditions. These reductions have been significant, particularly in light of the increase of approximately 896 employees upon our merger with Broadbase in June of 2001. We have also reduced headcount in the third quarter of 2002 by 34 positions, primarily in sales positions in connection with our shift in strategy to work more closely with third-party integrators. We expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months following September 30, 2002. Significant expected cash outflows through the remainder of 2002 include approximately $1.0 million in payments relating to accrued merger and restructuring costs, as well as approximately $1.5 million of expenditures on certain corporate infrastructure including internal-use software. If we experience a decrease in demand for our products from the level experienced in the third quarter of 2002, then we would need to reduce expenditures to a greater degree than anticipated, or raise additional funds, if possible.

Our expectations as to the amount and timing of our future cash transactions are subject to a number of assumptions, including assumptions regarding anticipated revenue, general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. Any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. We were incorporated in July 1996 and first recorded revenue in February 1998. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections based on untested assumptions. Moreover, due to our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited. In addition, our business is subject to a number of risks, any of which could unexpectedly harm our results of operations. Many of these risks are discussed in the subheadings below, and include our ability to:

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

In addition, we experience seasonality in our revenues, with the fourth quarter of the year typically having the highest revenue for the year. We believe that this seasonality primarily results from customer budgeting cycles. We expect that this seasonality will continue. Customers' decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. Due to the continuing slowdown in the general economy, we believe that many existing and potential customers are reassessing or reducing their planned technology and Internet-related investments and deferring purchasing decisions. Further delays or reductions in business spending for information technology could have a material adverse effect on our revenues and operating results. As a result, there is increased uncertainty with respect to our expected revenues.

Our revenues in any quarter depend on a relatively small number of relatively large orders.

Our quarterly revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions has increased in recent periods as we have focused on larger enterprise customers and on licensing our more comprehensive integrated products and have utilized system integrators in our sales process. We expect the percentage of larger orders as compared to total orders, to increase. For example, during the three and nine months ended September 30, 2002, one customer represented 13% and 13% of total revenues, respectively. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. In addition, large orders, and orders obtained through the activities of system integrators, often have longer sales cycles, increasing the difficulty of predicting future revenues.

Our expenses are generally fixed and we will not be able to reduce these expenses quickly if we fail to meet our revenue forecasts.

Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our budget is based, in part, upon our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below expectations, we could not proportionately reduce operating expenses for that quarter. Accordingly, such a revenue shortfall would have a disproportionate effect on our expected operating results for that quarter.

Our failure to complete our expected sales in any given quarter could materially harm our operating results because of the increasingly large size of many of our orders.

Our sales cycle is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which we have little or no control. Consequently, if sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of a typical order, a lost or delayed sale could result in revenues that are lower than expected. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur, which contributes to the uncertainty of our future operating results. In recent periods, we have experienced an increase in the size of our typical orders, and in the length of a typical sales cycle. These trends may increase the uncertainty of our future operating results and reduce our ability to anticipate our future revenues.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of September 30, 2002, our accumulated deficit was approximately $4.2 billion. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in collecting outstanding receivables from our customers and attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow. Although we have restructured our operations to reduce operating expenses, we will need to increase our revenue to achieve profitability and positive cash flows, and our revenue may decline, or fail to grow, in future periods. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

We reduced the size of our professional services team in 2001 and now rely more on independent third-party providers for customer services such as product installations and support. However, if third parties do not provide the support our customers need, we may be required to hire subcontractors to provide these professional services. Increased use of subcontractors would harm our revenues and margins because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.

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

  systems integrators and consulting firms;
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

In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase the size, and enhance the productivity, of our direct sales force and indirect sales channels. If we fail to do so, this failure could harm our ability to increase revenues. The expansion of our sales and marketing department will require the hiring and retention of personnel for whom there is a high demand. We plan to hire additional sales personnel, but competition for qualified sales people is intense, and we might not be able to hire a sufficient number of qualified sales people. Furthermore, while historically we have received substantially all of our revenues from direct sales, we increased our reliance on sales through indirect sales channels by selling our software through systems integrators, or SIs. We depend on these relationships to promote our products and drive sales, particularly in light of our reductions in direct sales personnel. Our business depends on our ability to create and maintain relationships with SIs and any failure to do so would impair our sales efforts and revenue growth.

If systems integrators fail to adequately promote our products, our sales and revenue would be impaired.

A significant percentage of our revenues depend on the efforts of Sis and their recommendations of our products, and we expect an increasing percentage of our revenues to be derived from our relationships with SIs that market and sell our products. If SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue building our network of SIs and other indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will increase. Our reliance on third parties for these functions will reduce our control over such activities and reduce our ability to perform such functions internally. If we come to rely primarily on a single SI that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to support our products, we may not be able to internally generate sufficient revenue or increase the revenues generated by our other SI relationships to offset the resulting lost revenues. Furthermore, SIs typically offer our solution in combination with other products and services, some of which may compete with our solution. SIs are not required to sell any fixed quantities of our products, are not bound to sell our products exclusively, and may act as indirect sales channels for our competitors.

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

In connection with outstanding stock options and warrants to purchase shares of our common stock, as well as other equity rights we may issue, we are incurring and may incur substantial charges for stock-based compensation. Accordingly, significant increases in our stock price could result in substantial non-cash charges and variations in our results of operations. For example, in the first quarter of 2002, we incurred a stock-based compensation charge of approximately $4.7 million associated with warrants issued pursuant to an equity financing agreement that was terminated. Furthermore, we will continue to incur charges to reflect amortization and any impairment of identified intangible assets acquired in connection with our acquisition of Silknet, and we may make other acquisitions or issue additional warrants, shares of common stock or other securities in the future that could result in further accounting charges. In addition, a new standard for accounting for goodwill acquired in a business combination has recently been adopted. This new standard requires recognition of goodwill as an asset but does not permit amortization of goodwill. Instead goodwill must be separately tested for impairment. As a result, our goodwill amortization charges ceased in 2002. However, in the future, we may incur less frequent, but potentially larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of any future acquisitions. For example, we performed a goodwill impairment analysis as of June 30, 2002, which resulted in a $55.0 million impairment expense to reduce goodwill. Current and future accounting charges like these could result in significant losses and delay our achievement of net income.

If requirements relating to accounting treatment for employee stock options are changed, we may be forced to change our business practices.

We currently account for the issuance of stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If proposals currently under consideration by administrative and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as a compensation expense. As a result, we could decide to decrease the number of employee stock options which we would grant. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. In addition, such a change could have a negative effect on our earnings.

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

Our reductions in force and salary levels may reduce employee morale and may create concern among existing employees about job security, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. As a result of the reductions in force, we may also need to increase our staff to support new customers and the expanding needs of our existing customers. Although a number of technology companies have recently implemented lay-offs, substantial competition for experienced personnel remains, particularly in the San Francisco Bay Area, where we are headquartered, due to the limited number of people available with the necessary technical skills. Because our stock price has recently suffered a significant decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide client service and execute our strategy would be negatively affected.

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

Since becoming a publicly-traded security listed on Nasdaq in September 1999, our common stock has reached a closing high of $1,698.10 per share and closing low of $0.65 per share, each such price per share adjusted to reflect any stock splits and combinations effected through November 12, 2002. The last reported sale price of our shares on November 7, 2002 was $1.70 per share. Under Nasdaq's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq may choose to notify us that it may delist our common stock from the Nasdaq National Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90-days following notification by Nasdaq, Nasdaq may delist our common stock from trading on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. If our stock were delisted, the ability of our shareholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

Our business depends on the acceptance of our products and services, and it is uncertain whether the market will accept our products and services.

Our ability to achieve increased revenue depends on overall demand for e- business software and related services, and in particular for customer- relationship applications. We expect that our future growth will depend significantly on revenue from licenses of our e-business applications and related services. Market acceptance of these products will depend on the growth of the market for e-business solutions. Our assumptions regarding the size and growth of this market are based on assumptions that both companies and their customes will increasingly elect to communciate via the Internet and, consequently, that companies doing business on the Internet will demand real- time sales and customer service technology and related services. Our future financial performance will depend on the growth of Internet customer interactions, and on successful development, introduction and customer acceptance of new and enhanced versions of our products and services. In the future, we may not be successful in marketing our products and services, including any new or enhanced products.

The demand for of our products also depends in part on the widespread adoption and use of these products by customer support personnel. Some of our customers who have made initial purchases of this software have deferred or suspended implementation of these products due to slower than expected rates of internal adoption by customer support personnel. If more customers decide to defer or suspend implementation of these products in the future, our ability to increase our revenue from these customers through additional licenses or maintenance agreements will also be impaired, and our financial position could be seriously harmed.

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

Sales outside North America represented 17% of our total revenues in 2000, 16% of our total revenues in the 2001, and 34% of our revenues in the first nine months of 2002. We have established offices in the United Kingdom, Germany, Japan, Holland, France, Austria, Belgium, Australia, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. Any expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, as well as additional support personnel. For any such expansion, we will also need to, among other things expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, as international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increases in our tax rates. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate. We have only licensed our products internationally since January 1999 and have limited experience in developing localized versions of our software and marketing and distributing them internationally. Our investments in establishing facilities in other countries may not produce desired levels of revenues. Even if we are able to expand our international operations successfully, we may not be able to maintain or increase international market demand for our products.

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

In the future, we may be required to seek additional financing to fund our operations or growth. Our operating activities used $35.8 million of cash in the nine months ended September 30, 2002. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At September 30, 2002, our portfolio included money market funds, commercial paper, municipal bonds, government agency bonds, and corporate bonds. The diversity of the portfolio helps us to achieve our investment objective. At September 30, 2002, the weighted average maturity of our portfolio was 156 days.

We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2002, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. Generally, our sales and expenses are incurred in local currency. At September 30, 2002 and December 31, 2001, our primary net foreign currency market exposures were in Japanese Yen, Euros and British Pounds. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Foreign currency rate fluctuations can impact the U.S. Dollar translation of our foreign operations in our consolidated financial statements. To date, these fluctuations have not been material to our operating results.

Item 4: Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8- K.

(a)	Exhibits:
none

(b)	Reports on Form 8-K:
none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2002

/s/ Chuck Bay
Chuck Bay
Chief Executive Officer, President
and Director
KANA Software, Inc.

Date: November 8, 2002

/s/ John Huyett
John Huyett
Chief Financial Officer
KANA Software, Inc.

CERTIFICATIONS

I, Chuck Bay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of KANA.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Chuck Bay
Chuck Bay
Chief Executive Officer, President and Director

I, John Huyett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of KANA.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

   /s/ John Huyett
John Huyett
Chief Financial Officer