Form 10-K
period 2002-12-31
KANA SOFTWARE INC
filed 2003-03-28
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]     No [     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☐    No   ☒

As of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $70,248,056 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Market of $4.00. Shares of Common Stock held by officers, directors, and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2003, the Registrant had outstanding 22,981,029 shares of Common Stock.

Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2002, are incorporated by reference in Part III hereof.

KANA Software, Inc.
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For The Year Ended December 31, 2002

PART I

Special Note Regarding Forward Looking Statements

The following discussion of our business and other parts of this report contain forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in "Risk Factors" and elsewhere in this report. Forward-looking statements that we believed to be true at the time we made them may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Overview

We are a leading provider of enterprise Customer Relationship Management (eCRM) software solutions. These enterprise customer support and communications applications are built on a Web-architected platform incorporating our KANA eCRM architecture, which provides users with full access to the applications using a standard Web browser and without requiring them to install additional software on their individual computers. Our software helps our customers provide external-facing customer support, and to better service, market to, and understand their customers and partners, while improving results and decreasing costs in contact centers and marketing departments. Our KANA iCARE (Intelligent Customer Acquisition and Retention for the Enterprise) application suite combines our KANA eCRM architecture with customer-focused service, marketing and commerce software applications. These applications enable organizations to improve customer and partner relationships by allowing them to interact with the company over the communication channels they prefer, whether by Web contact, e- mail or telephone. We offer optimized versions of our software for several specific industries including healthcare, financial services, high technology manufacturing, and telecommunications, among others. Our customers include Global 2000 companies in healthcare, telecommunications, high technology, financial services, retail, transportation, education and the public sector, among other industries.

We were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. We had no significant operations until 1997. References in this annual report on Form 10-K to "KANA," "we," "our," and "us" collectively refer to KANA Software, Inc., and our predecessor, and our subsidiaries and their predecessors. Our principal executive offices are located at 181 Constitution Drive, Menlo Park, California 94025 and our telephone number is (650) 614- 8300.

Industry Background

In today's economy, Global 2000 organizations must find a way to increase customer retention and loyalty while decreasing operating expenses. The ability to provide high quality customer interactions and experiences, and thus to establish long-term relationships and loyalty, is critical to business survival.

Until recently, relationships with customers and partners were based on costly phone or mail-based interactions. As a result, companies invested millions of dollars in expensive phone-based technologies. However, the proliferation of the Internet has fundamentally changed the way businesses communicate with customers and partners, creating a 24-by-7 environment in which customers expect immediate responses via the Web, wireless devices or e-mail. Although these new communication channels have resulted in demand for immediate service, they also provide businesses with an opportunity to dramatically decrease the cost of customer service by moving more communication to less expensive Web-based channels. By integrating all communication channels and utilizing online customer support, Global 2000 organizations and other enterprises can successfully increase customer interactions while decreasing costs in contact centers and marketing departments.

Businesses that fail to manage customer relationships effectively throughout the customer lifecycle face negative consequences, which can include loss of customers, increased difficulty in acquiring new customers and a deterioration of competitive position. In addition, without efficient and reliable management of customer and partner interactions, businesses face higher operating and information technology costs. Further, businesses may lose the opportunity to take advantage of new revenue generating opportunities by failing to capitalize upon the wealth of information conveyed through these interactions. Once a business recognizes the benefits of deploying customer relationship management software to take advantage of the benefits afforded by the Internet, it faces the challenge of finding a suitable eCRM solution. Enterprises increasingly seek eCRM solutions that are optimized for their industry, can be used across multiple departments, integrate with existing business, legacy systems and databases, and can efficiently be scaled as they add new contact channels and increase their volume of customer interactions.

Products

KANA iCARE is a comprehensive eCRM suite made up of modular applications that provides Global 2000 organizations and other enterprises with the ability to provide more intelligent, effective interactions with customers, leading to loyal and lasting customer relationships while reducing costs in the contact center.

The KANA iCARE suite is a flexible and scalable, Web-architected solution, integrated on a single platform, that supports multiple customer communication channels. KANA iCARE provides the critical link between contact centers and marketing departments, allowing organizations to have effective, efficient interactions with customers at all points of contact (including Web contact, telephone and e-mail) and throughout the enterprise. KANA iCARE employs robust analytic tools across its entire product family to allow companies to continually analyze and improve their customer and partner relationships. These features enable Global 2000 organizations and other enterprises to reduce the cost of information access for their employees, customers and partners while creating profitable customer relationships.

Our customers can deploy KANA's iCARE applications as a complete suite or as components that include:

  KANA Contact Center - KANA Contact Center is a multi-channel customer service application for contact centers that provides request management, solution publishing, self-service capabilities, and extranet workflow.
  KANA IQ - Bringing together a self-service application for customers along with an assisted-service solution for contact center agents, KANA IQ is a sophisticated knowledge base that enables customers and agents alike to quickly and accurately locate the information they need.
  KANA Response - KANA Response is a high performance email management system that enables agent-assisted service with fast, high volume, intelligent, automated e-mail, Web and instant messaging request management.
  KANA ResponseIQ - KANA ResponseIQ is a tightly-integrated combination of KANA IQ and KANA Response that enables companies to better manage e-mail responses to customer inquiries by accessing a common knowledge base that routes requests through appropriate communications channels. ResponseIQ automatically responds to customers' requests with answers to their questions, and forwards requests to the most qualified agents based on the rules set by the organization.
  KANA Connect - KANA Connect automates the preparation and delivery of personalized, event-driven e-mail messages so that the enterprise can repeatedly and proactively engage with customers at lower cost.
  KANA Marketing - KANA Marketing is a multi-channel marketing automation application that provides marketing organizations with more tools to build lasting relationships with their customers, including rapid segmentation and recurring campaign functionality.

In addition, in 2002, we introduced optimized versions of our iCARE suite optimized for several specific industries including the following:

  KANA iCARE Solution for Healthcare Payers - KANA iCARE for Healthcare Payers includes a broad set of eCRM applications designed to meet the specific needs of this industry, including secure messaging and proactive customer notification.
  KANA iCARE Solution for Wireless Telecommunications - KANA iCARE for Wireless Telecommunications includes a broad set of eCRM applications designed to help wireless telecommunications providers reduce customer turnover and provide high-volume customer service at reduced costs.
  KANA iCARE Solution for Consumer Financial Services - KANA iCARE Solution for Consumer Financial Services includes a broad set of eCRM applications designed to help financial services organizations ensure that customer service levels remain high in the new 24-by-7 banking environment.
  KANA iCARE Solution for High Technology Manufacturing - High technology manufacturing companies increasingly need to interact with customers over online communication channels and KANA iCARE Solution for High Technology Manufacturing is focused on meeting the customer services needs particular to this industry, with tools like online self-service, instant messaging and e-mail response.

Our applications are designed to easily integrate with other enterprise software and legacy systems. They can be installed on systems running either Unix or Microsoft Windows NT operating systems, and provides customers with capabilities for personalization, customer profile management, inquiry management, universal business rules, knowledge management and extranet workflow. They link with customers' legacy systems allowing customers to design their systems to preserve previous investments and allow rapid deployment of our products. Our eCRM architecture uses data modeling to make data located in external systems available in our application without requiring the data to be moved or replicated. KANA's applications run natively on the J2EE (Java 2 Enterprise Edition) and COM (Common Object Model) platforms, and some of our applications now run on the .Net platform.

Alliances and Partnerships

We partner with leading systems integrators that have developed significant expertise with our Web-architected eCRM applications and are able to provide customers with a wide range of consulting, implementation and systems integration services. Our systems integrator partners are involved in nearly all customer engagements, and we have significantly reduced the size of our professional services team and narrowed the scope of our professional services program to ensure that we do not compete with these key partners for professional services engagements. We believe that the support of these systems integrators for our products is increasingly important in influencing new customers' decisions to license our products. In addition, systems integrators are increasingly playing an important role as resellers of our products. KANA's systems integration partners include Accenture, Bearing Point, BusinessEdge, CSC, Deloitte Consulting and IBM Global Services. These integrators have been integral to KANA's success in selling its products to large-organizations such as Advanced Micro Devices, Blue Cross and Blue Shield of Minnesota, mmO2, Dell Computer Corp., Highmark, Sony, Sprint PCS and many others.

KANA also partners with a number of technology resellers, including Aspect Communications, BEA Systems, BroadVision, Cisco Systems, Hewlett-Packard, Microsoft and Sun Microsystems.

Services

Consulting Services. Our consulting services group provides business and technical expertise to support our partners and customers. In the second half of 2001, we streamlined our internal professional services organization and began working more closely with strategic systems integrator partners for the implementation and integration of our products. Our consulting services group works closely with partners during implementations to provide technical experience and functional knowledge of our products, as well as KANA's extensive industry knowledge, to assist them in providing our customers with high-quality, successful, enterprise-wide implementations.

Technical Support. Our technical support group uses KANA's own eCRM applications to provide multi-channel global support for our customers, including phone and e-mail support and self-service solutions via the KANA Support Web site.

Education Services. Our education services group has prepared a full set of training programs and materials for our customers and partners, including a comprehensive set of courses for end users, business consultants and developers, which are available through instructor-led, Web-based and onsite delivery. The group also provides up to date information to our customers and partners through monthly newsletters, Web site FAQ's, and regional user groups.

Sales

Our sales strategy is to focus on Global 2000 companies through a combination of our strategic alliances and our direct sales force. We maintain direct sales personnel across the United States and internationally throughout Europe, Asia-Pacific and Canada. Our direct sales force complements our system integrator and reseller alliances. As of December 31, 2002, 106 of our employees were employed in sales and marketing activities.

Customers

Our customers range from Global 2000 companies to growing companies pursuing an e-business strategy. The following is a list of customers that we believe are representative of our overall customer base:
Financial Services Aetna Ameritrade Axa Bank of America Barclays Citizens Bank Citigroup Credit Suisse Group E*Trade GE Capital JP Morgan Chase Kookmin Bank Standard Chartered Washington Mutual	Communications AT&T BellCanada BellSouth BellWest Bertelsmann Cingular Wireless Comcast Dow Jones Hutchison 3G mm02 Mobile One SBC Sprint PCS Telstra Verizon
Health Care Allergan Anthem Blue Cross Blue Shield Minnesota Bristol Myers Squibb Cigna Cigna Highmark Kaiser Permanente	Government/Education City of Amsterdam The Dutch Tax Office Open University Postbus 51 State of California State of Ohio UK Inland Revenue
HighTechnology Alta Vista AMD BEA Systems Dell Computer Corp. Earthlink eBay EDS Gateway, Inc. Hewlett-Packard Hotjobs IBM Microsoft NEC Palm Siemens Texas Instruments Yahoo!	Transportation/Hospitality American Airlines Best Western International British Airways Delta Airlines KLM Northwest Airlines Priceline.com Rail Europe Travelocity United Airlines
Manufacturing/Consumer Goods Adidas Canon Daimler-Chrysler Ford Honda Kodak Nissan Royal Philips Electronics Sony Computer Entertainment Taylor Made Xerox	Retail 1-800 Flowers American Greetings BarnesandNoble.com Estee Lauder Home Depot Red Envelope Staples.com The Gap Pacfic Bell Pacfic Bell Tiffany & Co. Williams-Sonoma

One customer accounted for 11% of our total revenues in 2002. No customer accounted for 10% or more of our total revenues in 2001 or 2000. A substantial portion of our license and service revenues in any given quarter has been, and we expect will continue to be, generated from a limited number of customers.

Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development. In January 2003, we began implementing an outsourcing strategy, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of the first phase of this strategy, in the first quarter of 2003 we transferred the responsibilities of 31 US-based employees to these development partners. We expect to transfer additional positions to these development partners in future quarters of 2003. As of December 31, 2002, 128 of our employees were engaged in research and development activities.

Our success depends, in part, on our ability to enhance our existing eCRM solutions and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective customers. The challenges of developing new products and enhancements require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could be exploited by our competitors and lead potential customers to choose alternative products.

Competition

The market for our products and services is intensely competitive, evolving and subject to rapid technological change. We currently face competition for our products from systems designed by in-house and third-party development efforts. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for eCRM platforms are larger, more established companies such as Siebel Systems, Inc. and PeopleSoft, Inc., and to a lesser extent, Oracle and SAP. We also face competition from E.piphany, Inc., Chordiant Software, Inc., Primus Knowledge Solutions and Pegasystems, Inc. with respect to several specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise. As we have combined and enhanced our product lines to offer a more comprehensive e-business software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

We believe that the principal competitive factors affecting our market include having a significant base of referenceable customers, the breadth and depth of a given solution, product quality and performance, customer service, product scalability and reliability, product features, ability to implement solutions, and perception of financial position. We believe that our products currently compete favorably with respect to these factors, and, in particular, that our Web-based architecture provides us with a competitive advantage because it allows for greater product scalability and rapid implementation. However, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources, and who may, for example, be able to add features or functionality to their competing products more quickly or decide to sell their products to their existing customer bases for other products.

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

Intellectual Property

We rely upon a combination of patent, copyright, trade secret and trademark laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have three issued U.S. patents and a number of U.S. patent applications pending. Our pending applications, if allowed, in conjunction with our issued patents, will cover a significant portion of the technology underlying our products and services. We have also filed international patent applications corresponding to some of our U.S. applications. In addition, we have several trademarks that are registered or pending registration in the U.S. or abroad. Although we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. As a result, our technology is susceptible to the development efforts of our competitors, who could independently develop technology that is similar or superior to ours.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Policing unauthorized use of our products is difficult. Also, the laws of other countries in which we market our products may offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business. In addition, some of our license agreements require us to place the source code for our products into escrow. These agreements generally provide that some parties will have a limited, non-exclusive right to use this code if there is a bankruptcy proceeding instituted by or against us, we cease to do business and have no successor, or we discontinue providing maintenance and support.

Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe. Any of these third parties might make a claim of infringement against us. See "Risk Factors-We may become involved in litigation over proprietary rights, which could be costly and time consuming."

Employees

As of December 31, 2002, we had 365 full-time employees, of whom 61 were in our services and support group, 106 were in sales and marketing, 128 were in research and development, and 70 were in finance, administration and operations. In January 2003, we began implementing an outsourcing strategy, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of the first phase of this strategy, in the first quarter of 2003 we transferred the responsibilities of 31 US-based employees to these development partners. We expect to transfer additional positions to these development partners in future quarters of 2003.

ITEM 2. PROPERTIES

Our corporate offices are located in Menlo Park, California, where we lease approximately 59,000 square feet under two leases that expire in April 2007. As of December 31, 2002, the annual base rent for these leases totaled approximately $983,000. We also lease approximately 35,000 square feet of space in Manchester, New Hampshire. This lease expires in April 2005, and we have an option to extend the lease for two additional five-year terms. The annual base rent for the New Hampshire lease totals approximately $451,000. We also lease approximately 12,000 square feet of space in Framingham, Massachusetts at an annual base rent of approximately $253,000.  This lease expires in November 2007.

In addition, we lease smaller facilities and offices in several cities throughout the United States, and internationally throughout Europe, Australia, Japan, and Korea. The terms of these leases renew semi-annually unless terminated. We believe that our office space will be sufficient to meet our needs through at least the next 12 months.

We have a total of approximately 79,500 square feet of excess space available for sublease or renegotiation. Locations of the excess space include Menlo Park, California, Princeton, New Jersey and Marlow in the United Kingdom. Remaining lease commitment terms on these leases vary from eight to nine years. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have $10.8 million in accrued restructuring costs as of December 31, 2002, which is our estimate, as of that date, of the exit costs of these excess facilities. However, if we determine that any of these real estate markets continues to deteriorate, additional adjustments to this accrual may be required, which would result in additional restructuring costs in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase income in the period in which such determination is made.

ITEM 3. LEGAL PROCEEDINGS

In April 2001, Office Depot, Inc. filed a complaint against KANA in the Circuit Court for the 15th District of the State of Florida claiming that KANA breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to KANA, attorneys' fees and costs. We believe we have meritorious defenses to these claims and intend to defend the action vigorously.

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The parties have agreed that the claims against the current and former officers of KANA shall be dismissed without prejudice. The cases allege violations by more than 300 issuers of stock, including KANA and the underwriters of various securities laws on behalf of a class of plaintiffs who purchased KANA's stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA's and other issuers' securities in the initial public offering and in the aftermarket. We believe we have meritorious defenses to these claims and intend to defend the action vigorously.

On April 16, 2002, Davox Corporation (now Concerto Software) filed an action against KANA in the Superior Court, Middlesex, Commonwealth of Massachusetts, asserting breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, misrepresentation, and unfair trade practices, in relation to an OEM Agreement between KANA and Davox under which Davox has paid a total of approximately $1.6 million in fees. Davox seeks actual and punitive damages in an amount to be determined at trial, and award of attorneys' fees. This action is in its early stages and has been re-filed in the Circuit Court of Cook County, Illinois. We believe we have meritorious defenses to these claims and intend to defend the action vigorously.

On February 20, 2003, Tumbleweed Communications Corp. filed suit against our customer Ameritrade, Inc., in the U.S. District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,192,407, and seeking injunctive relief, damages and attorneys fees. KANA has agreed to assume defense of this case on behalf of Ameritrade. We believe we have meritorious defenses to these claims and intend to defend the action vigorously.

Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current or future intellectual property rights. We have in the past been forced to litigate such claims. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

As of December 31, 2002, approximately $700,000 was accrued as our estimate of costs related to the above legal proceedings. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the results from operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq Stock Market under the symbol "KANA".

The following table sets forth the range of high and low closing sales prices for each period indicated, as adjusted for the two-for-one forward stock split effective February 2000, and the one-for-ten reverse stock split effective December 2001:

	High	Low
Fiscal 2001
First Quarter	$120.00	$17.19
Second Quarter	25.60	6.25
Third Quarter	20.40	3.60
Fourth Quarter	21.05	3.70
Fiscal 2002
First Quarter	29.16	11.25
Second Quarter	16.17	3.84
Third Quarter	3.56	0.80
Fourth Quarter	3.40	0.65

There were approximately 1,390 stockholders of record as of February 28, 2003. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. We estimate that the number of beneficial owners of shares of our common stock as of February 28, 2003 was approximately 55,000.

We have not paid any cash dividends on our capital stock. We currently intend to retain any earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing credit facilities prohibit the payment of cash or stock dividends on our capital stock without the lender's prior written consent. See Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Recent Unregistered Sales of Securities

The following table provides information about our unregistered sales of KANA securities since January 1, 2002:

Class of Purchasers	Date of Sale	Title of Securities	Number of Securities	Aggregate Purchase Price	Form of Consideration
20 investors	February 8 and 11, 2002	Common Stock	2,910,000	$34,500,000	Cash
2 investors	November 13, 2002	Warrant to Purchase Common Stock	200,000	$322,000*	Amendment to Lease Agreement

___________

* The aggregate purchase price represents the aggregate exercise price of a warrant, and assumes the purchaser exercises the warrant in full, using cash to pay the exercise price. These warrants have not yet been exercised.

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

ITEM 6. SELECTEED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K and in our prior annual and quarterly reports, and other information we have filed with the SEC.

The consolidated statement of operations data for each of the years in the five year period ended December 31, 2002, and the consolidated balance sheet data at December 31, 2002, 2001, 2000, 1999 and 1998 are derived from our audited consolidated financial statements. The diluted net loss per share computation excludes shares of common stock issuable upon exercise or conversion of other securities, including outstanding options to purchase common stock and common stock subject to repurchase rights, because their effect would be antidilutive. See Note 1 of "Notes to the Consolidated Financial Statements" included in this report for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. The historical results are not necessarily indicative of results to be expected for any future period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                           Year Ended December 31,
                                                            --------------------------------------------------------
                                                              2002        2001        2000        1999       1998
                                                            ---------  ----------  -----------  ---------  ---------
                                                                     (in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
 License.................................................. $  41,530  $   37,963  $    75,360  $  10,536  $   2,014
 Service..................................................    37,560      52,632       42,595      2,966        333
                                                            ---------  ----------  -----------  ---------  ---------
 Total revenues...........................................    79,090      90,595      117,955     13,502      2,347
                                                            ---------  ----------  -----------  ---------  ---------
Cost of revenues:
 License..................................................     3,402       2,536        2,856        271         54
 Service..................................................    29,250      51,799       56,082      6,383        666
                                                            ---------  ----------  -----------  ---------  ---------
Total cost of revenues....................................    32,652      54,335       58,938      6,654        720
                                                            ---------  ----------  -----------  ---------  ---------
Gross profit..............................................    46,438      36,260       59,017      6,848      1,627
                                                            ---------  ----------  -----------  ---------  ---------
Operating expenses:
 Sales and marketing......................................    37,423      69,635       88,186     21,199      5,504
 Research and development.................................    25,933      35,558       42,724     12,854      5,669
 General and administrative...............................    13,053      21,215       18,945      5,018      1,826
 Amortization of stock-based compensation.................    16,620      15,880       14,715     80,476      1,456
 Amortization of goodwill and
  identifiable intangibles................................     4,800     127,660      873,022         --         --
 Merger and transition related costs......................        --      13,443        6,564      5,635         --
 Restructuring costs......................................    (5,086)     89,047           --         --
 In process research and development......................        --          --        6,900         --         --
 Goodwill impairment......................................    55,000     603,446    2,084,841         --         --
                                                            ---------  ----------  -----------  ---------  ---------
 Total operating expenses.................................   147,743     975,884    3,135,897    125,182     14,455
                                                            ---------  ----------  -----------  ---------  ---------
Operating loss............................................  (101,305)   (939,624)  (3,076,880)  (118,334)   (12,828)
Impairment of investment..................................        --      (1,000)          --         --         --
Other income (expense), net...............................       913       1,521        4,834       (744)       227
                                                            ---------  ----------  -----------  ---------  ---------
Loss from continuing operations...........................  (100,392) $ (939,103) $(3,072,046) $(119,078) $ (12,601)
Discontinued operation:
 Income (loss) from operations of discontinued operation..        --        (125)       1,173        335         --
 Loss on disposal, including provision of $1.1 million
  for operating losses during phase-out period............       381      (3,667)          --         --         --
Cumulative effect of accounting change related
  to the elimination of negative goodwill.................     3,901          --           --         --         --
                                                            ---------  ----------  -----------  ---------  ---------
         Net loss......................................... $ (96,110)   (942,895)  (3,070,873)  (118,743)   (12,601)
                                                            =========  ==========  ===========  =========  =========
Basic and diluted net loss per share:
  Loss from continuing operations ........................ $   (4.48) $   (68.33) $   (395.83) $  (46.21) $  (20.13)
  Income (loss) from discontinued operation...............      0.02       (0.28)        0.15       0.13         --
  Gain on elimination of negative goodwill................      0.17          --           --         --         --
                                                            ---------  ----------  -----------  ---------  ---------
  Net loss ............................................... $   (4.29) $   (68.61) $   (395.68) $  (46.08) $  (20.13)
                                                            =========  ==========  ===========  =========  =========
Shares used in computing basic and
  diluted net loss per share amounts......................    22,403      13,743        7,761      2,577        626
                                                            =========  ==========  ===========  =========  =========

                                                                                  December 31,
                                                            --------------------------------------------------------
                                                              2002        2001        2000        1999       1998
                                                            ---------  ----------  -----------  ---------  ---------
                                                                                  (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and
  short-term investments.................................. $  32,498  $   40,130  $    76,499  $  53,217  $  14,035
Working capital...........................................    (4,533)    (13,697)      52,753     38,591     11,833
Total assets..............................................    80,550     160,672      980,124     70,229     16,876
Total long-term debt......................................        --         108          148        412        726
Total stockholders' equity................................ $  21,952  $   66,839  $   899,452  $  48,500  $  12,951

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations and other parts of this report contain forward looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions identify forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward looking statements. These risks and uncertainties include, but are not limited to, those described in "Risk Factors" and elsewhere in this report. Forward looking statements that we believed to be true at the time we made them may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward looking statements, which reflect our view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

We are a leading provider of enterprise Customer Relationship Management (eCRM) software solutions. These enterprise customer support and communications applications are built on a Web-architected platform incorporating our KANA eCRM architecture, which provides users with full access to the applications using a standard Web browser and without requiring them to install additional software on their individual computers. Our software helps our customers provide external-facing customer support, and to better service, market to, and understand their customers and partners, while improving results and decreasing costs in contact centers and marketing departments. We offer optimized versions of our software for several specific industries including healthcare, financial services, high technology manufacturing, and telecommunications, among others. Our KANA iCARE (Intelligent Customer Acquisition and Retention for the Enterprise) application suite combines our KANA eCRM architecture with customer- focused service, marketing and commerce software applications. These applications enable organizations to improve customer and partner relationships by allowing them to interact with the company over the communication channels they prefer, whether by Web contact, e-mail or telephone.

On June 29, 2001, we completed a merger with Broadbase. This transaction was accounted for using the purchase method of accounting. The purchase price approximated $101.4 million.

In December 2001, our our stockholders approved a one-for-ten reverse stock split of the common stock for stockholders of record on December 13, 2001. All share and per share amounts have been retroactively restated to reflect the effect of this stock split.

In 1999, we initiated our KANA Online business. Our KANA Online business provided a hosted environment of our software to customers. Our servers for this business were maintained by a third-party service provider. In the second quarter of 2001, we adopted a plan to discontinue the KANA Online business. In the second quarter of 2002, all KANA Online operations ceased. We have accounted for our KANA Online business as a discontinued operation.

Since 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. For the twelve months ended December 31, 2002, we incurred a net loss of $96.1 million. Included in the net loss is $55.0 million related to the impairment of goodwill in 2002. As of December 31, 2002, we had an accumulated deficit of $4.2 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We expect to decrease our operating losses in 2003 as a result of our restructuring activities in 2001, as well as ongoing personnel and facility cost reductions throughout 2002. We expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

As of December 31, 2002, we had 365 full-time employees, which is a decrease from 409 employees at December 31, 2001. The decrease during 2002 was based primarily upon attrition. We restructured our organization throughout 2001, with net workforce reductions of approximately 772 employees, in order to streamline operations, eliminate redundant positions after the merger with Broadbase, reduce costs and bring our staffing and structure in line with industry standards and current economic conditions. These reductions have been significant, particularly in light of the addition of approximately 896 employees upon our merger with Broadbase in June of 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue recognition, collectibility of receivables, goodwill and intangible assets, contract loss reserve, income taxes, and restructuring. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

Revenue Recognition. In addition to determining our results of operations for a given period, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue recognition rules for software companies are complex, and various judgments affect the application of our revenue policy. The amount and timing of our revenue is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

License revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable and collectibility is reasonably assured.

In software arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements with the residual amounts of revenue being allocated to the delivered elements. Elements included in multiple element arrangements primarily consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence for software products and consulting services is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for maintenance is based upon stated contractual renewal rates. Evaluating whether sufficient and appropriate vendor-specific objective evidence exists to use in allocating revenue to undelivered elements, and the interpretation of such evidence to determine the fair value of undelivered elements is subject to judgment and estimates that affect when and to what extent we may recognize revenues from a given contractual arrangement.

Probability of collection is based upon assessment of the customer's financial condition through review of their current financial statements or credit reports. For sales to existing customers, prior payment history is also considered in assessing probability of collection. We are required to exercise significant judgment in deciding whether collectibility is reasonably assured, and such judgments may materially affect the timing of our revenues and our results of operations.

Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis or, in certain situations, on a fixed-fee basis, under separate service arrangements. Implementation services are performed under fixed-fee arrangements and are generally recognized on a percentage-of-completion basis. When acceptance is not assured or an ability to reliably estimate costs is not possible, we use the completed contract method, whereby revenues are deferred until all contractual obligations are met, and acceptance, if required in the contract, is received. Revenues from consulting and training services are recognized as services are performed.

Collectibility of Receivables. In order to recognize revenue from a transaction, collectibility must be determined by management to be reasonably assured. If collectibility is not determined to be reasonably assured, amounts billed to customers are recorded as deferred revenue. For sales to existing customers, prior payment history is a factor in assessing probability of collection.

We make judgments as to our ability to collect outstanding receivables and provide allowances for receivables that may not be collectible. A considerable amount of judgment is required to assess the ultimate realization of receivables. In assessing collectibility, we consider the age of the receivable, our historical collection experience, current economic trends, and the current credit-worthiness of each customer. In the future, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Reserve for Loss Contract. We were party to a contract with a customer that provided for fixed fee payments in exchange for services upon meeting certain milestone criteria. In order to assess whether a loss reserve was necessary, we estimated the total expected costs of providing services necessary to complete the contract and compared these costs to the fees expected to be received under the contract. Based on analysis we performed in the fourth quarter of 2000, we expected the costs to complete the project to exceed the associated fees, and accordingly we recorded a loss reserve of $1.4 million in the quarter ended December 31, 2000. As a result of our restructuring in the third quarter of 2001, substantially all of the remaining professional services required under the contract were being provided by a third party, and we recorded an additional loss reserve of $6.1 million in the quarter ended September 30, 2001, based upon an analysis of costs to complete these services. In the second quarter of 2002, we began discussions with the customer regarding the timing and scope of the project deliverables, which led to an amendment to the original contract in August 2002. Based on the amendment and associated negotiations with a third-party integrator that had been providing implementation services to the customer, we recorded a charge of approximately $15.6 million to cost of services revenue in the second quarter of 2002 and in accordance with the terms of the amendment were relieved from providing any further implementation services under the contract. The amendment required us to transfer $6.9 million to an escrow account (which included $5.8 million previously reported as restricted cash) to compensate any third party integrator for the continued implementation of the customer's system. The charge also included $8.5 million of fees which we had paid the third party integrator prior to the amendment and approximately $200,000 of related expenditures. During the second quarter of 2002, we received a scheduled payment of $4.0 million associated with the original agreement which is reported as deferred revenue. The $4.0 million will be recognized in future periods as revenue as we fulfill our maintenance and training obligations.

Accounting for Internal-Use Software. Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software's estimated useful life (generally five years) using the straight-line method. As of December 31, 2002, we had $15.1 million of capitalized costs of internal use software, of which $14.4 million has been subject to depreciation based upon deployment dates of the related projects. The remainder was attributable to software that we deployed in January 2003, at which time we began depreciating the associated capitalized costs.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations. Based on our assessment as of December 31, 2002, we determined that no such impairment of internal-use software existed.

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

In November of 2002, we entered into an amendment to a facility lease. In connection with this lease amendment, our evaluation of real estate market conditions relating to this and other excess leased facilities, and discussions with our other landlords, we reduced our associated restructuring reserve by approximately $9.1 million. This reduction was primarily comprised of a $4.0 million payment made in connection with the amendment, as well as approximately $5.1 million in restructuring cost savings resulting from this amendment that were reflected as a reduction in the restructuring reserve in our operating results for the quarter ended December 31, 2002.

Goodwill and Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Amortization of goodwill ceased as of January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Instead, we are now required to test goodwill for impairment under certain circumstances and write down goodwill when it is impaired. We have determined that the consolidated results of KANA comprise one reporting unit for the purpose of impairment testing throughout 2002.

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

Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis completed at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the lower-than-previously-expected revenues and net loss for the second quarter of 2002 and the revision of estimates of our revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated revenue and cash flows in future quarters. We used relevant market data, including KANA's market capitalization during the period following the announcement of preliminary results for the second quarter of 2002, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002. The remaining amount of goodwill as of December 31, 2002 was $7.4 million. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. We concluded that a full valuation allowance was required for all periods presented. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would be made, increasing our income in the period in which such determination was made.

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

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2002. The information has been derived from our unaudited consolidated financial statements that, in management's opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                     Quarter Ended
                                    --------------------------------------------------------------------------------------
                                    Mar. 31,   June 30,   Sept. 30,   Dec 31,   Mar. 31,   June 30,   Sept. 30,   Dec 31,
                                      2001       2001       2001       2001       2002       2002       2002       2002
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                              (in thousands, except per share amounts)
Consolidated Statement
 of Operations Data:
Revenues:
 License.......................... $  11,857  $   9,587  $   2,891  $  13,628  $  15,129  $   8,309  $   8,784  $   9,308
 Service..........................    11,614     14,046     15,286     11,686     10,014      8,881      9,243      9,422
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total revenues..................    23,471     23,633     18,177     25,314     25,143     17,190     18,027     18,730
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Cost of revenues:
 License..........................       633        653        503        747        965      1,056        548        833
 Service..........................    16,403      8,882     21,003      5,511      3,907     19,891      2,762      2,690
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total cost of revenues............    17,036      9,535     21,506      6,258      4,872     20,947      3,310      3,523
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit (loss)...............     6,435     14,098     (3,329)    19,056     20,271     (3,757)    14,717     15,207
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating expenses:
 Sales and marketing..............    26,534     13,789     19,205     10,107     10,305     10,395      8,732      7,991
 Research and development.........    12,949      6,273     10,236      6,100      6,638      6,512      6,389      6,394
 General and administrative.......     6,068      2,523      9,500      3,124      3,220      3,383      3,458      2,992
 Amortization of stock-
  based compensation..............     4,112      2,250      4,177      5,341      9,887      3,041      1,951      1,741
 Amortization of goodwill and
  identifiable intangibles........    86,852     13,730     13,551     13,527      1,200      1,200      1,200      1,200
 Merger and transition
  related costs...................        --      6,676      4,841      1,926         --         --         --         --
 Restructuring costs..............    19,930     34,327     32,081      2,709         --         --         --     (5,086)
 Goodwill impairment..............   603,446         --         --         --         --     55,000         --         --
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total operating expenses........   759,891     79,568     93,591     42,834     31,250     79,531     21,730     15,232
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating loss....................  (753,456)   (65,470)   (96,920)   (23,778)   (10,979)   (83,288)    (7,013)       (25)
Impairment of investment..........        --         --         --     (1,000)        --         --         --         --
Other income (expense), net.......       302       (252)       858        613        298        297        175        143
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Loss from continuing operations...  (753,154)   (65,722)   (96,062)   (24,165)   (10,681)   (82,991)    (6,838)       118
Discontinued operation:
 Income (loss) from operations
   of discontinued operation......       258       (383)        --         --         --         --         --         --
 Loss on disposal, including
   provision of $1.1 million
   for operating losses during
   phase-out period...............        --     (3,667)        --         --         --        381         --         --
Cumulative effect of accounting
 change related to the elimination
 of negative goodwill.............        --         --         --         --      3,901         --         --         --
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
         Net loss................. $(752,896) $ (69,772) $ (96,062) $ (24,165) $  (6,780) $ (82,610) $  (6,838) $     118
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Basic and diluted net
  loss per share..................     (8.23)     (0.76)     (0.53)     (1.76)     (0.32)     (3.63)     (0.30)      0.01
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Shares used in computing
  basic and diluted net
  loss per share..................    91,518     91,534    180,376     13,743     21,071     22,762     22,851     22,403
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

As a Percentage of Total Revenues:
Revenues:
 License..........................      50.5%     40.6%     15.9%     53.8%     60.2%     48.3%     48.7%     49.7%
 Service..........................      49.5       59.4       84.1       46.2       39.8       51.7       51.3       50.3
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total revenues..................     100.0      100.0      100.0      100.0      100.0      100.0      100.0      100.0
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Cost of revenues:
 License..........................       2.7        2.8        2.8        3.0        3.8        6.1        3.0        4.4
 Service..........................      69.9       37.6      115.5       21.8       15.5      115.7       15.3       14.4
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total cost of
   revenues.......................      72.6       40.3      118.3       24.7       19.4      121.9       18.4       18.8
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit (loss)...............      27.4       59.7      (18.3)      75.3       80.6      (21.9)      81.6       81.2
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Selected operating
 expenses:
 Sales and marketing..............     113.1       58.3      105.7       39.9       41.0       60.5       48.4       42.7
 Research and
  development.....................      55.2       26.5       56.3       24.1       26.4       37.9       35.4       34.1
 General and
  administrative..................      25.9%     10.7%     52.3%     12.3%     12.8%     19.7%     19.2%     16.0%

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

Results of Operations

The following table sets forth selected data for the periods presented. Percentages are expressed as a percentage of total revenues.

                                           Year Ended December 31,
                                 -----------------------------------------------
                                       2002             2001            2000
                                 --------------   -------------   --------------
Revenues:
 License....................... $ 41,530    53% $ 37,963   42% $ 75,360    64%
 Service.......................   37,560    47     52,632   58     42,595    36
                                 -------- -----   -------- ----   -------- -----
   Total revenues..............   79,090   100     90,595  100    117,955   100

Cost of revenues:
 License.......................    3,402     4      2,536    3      2,856     2
 Service.......................   29,250    37     51,799   57     56,082    48
                                 -------- -----   -------- ----   -------- -----
   Total cost of revenues......   32,652    41     54,335   60     58,938    50
                                 -------- -----   -------- ----   -------- -----
Gross profit...................   46,438    59     36,260   40     59,017    50

Operating expenses:
 Sales and marketing...........   37,423    47     69,635   77     88,186    75
 Research and development......   25,933    33     35,558   39     42,724    36
 General and administrative....   13,053    17%   21,215   23%   18,945    16%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenues

Total revenues decreased by 13% to $79.1 million for the year ended December 31, 2002 from $90.6 million for the year ended December 31, 2001 primarily as a result of decreased service revenues.

License revenues increased by 9% to $41.5 million for the year ended December 31, 2002 from $38.0 million for 2001. This increase in license revenue was primarily due to an increase in the average selling price of licenses, particularly in Europe, as well as sales of products formerly offered by Broadbase, which were not included in our revenues prior to the June 2001 merger (license revenues recorded by Broadbase through June 2001 totaled $16.1 million). The increase in the average selling price of licenses in recent periods reflects the growth in our sales to larger organizations that often license our applications for more users and that need more functionality. We believe this growth has resulted, in significant part, from our increased use of indirect channels to market and sell our products, which allow us to market our products more effectively to Global 2000 organizations. In addition, we believe the introduction of our KANA iCARE suite in 2001, with its deployment and integration advantages, has facilitated sales of licenses for multiple applications to our customers resulting in larger transaction sizes than those involving a stand-alone application. We expect that license transactions closed in any particular quarter will continue to constitute a significant percentage of our license revenues in that quarter. One customer accounted for 11% of our total revenues in 2002.

License revenues represented 53% of total revenues in 2002 and 42% in 2001. Our license revenue increased as a percentage of total revenue mostly due to the reduction in our professional services personnel resulting from our shift during the fourth quarter of 2001 to encourage our customers to increase their use of third party integrators to provide implementation services, rather than purchase those services from us. We expect license revenues to increase moderately in absolute dollars in 2003 from 2002, primarily due to our expectations of increasing total contract value with existing and new customers. However, the market for our products is unpredictable and intensely competitive, and sales of our products are impacted by the current economic environment and the corresponding effect it has on corporate purchasing habits.

Our service revenues consist of support revenues (primarily from customer support, product maintenance and updates) and professional services revenues (primarily from consulting and implementation services). Service revenues decreased by 29% to $37.6 million for the year ended December 31, 2002 from $52.6 million for 2001. Service revenues decreased primarily due to our customers' increased use of third party integrators for implementation services as discussed above. Service revenues represented 47% of total revenues for the year ended December 31, 2002 and 58% of total revenues for 2001. We expect that service revenues in 2003 will be fairly consistent with 2002 in absolute dollars as we continue to focus on license sales and using third-party integrators for implementation services.

Revenues from international sales were $25.5 million in the year ended December 31, 2002 and $13.8 million in the year ended December 31, 2001. The increase in international sales in 2002 is primarily as a result of sales through our integration partner in the UK. Our international revenues were derived from sales in Europe, Canada, Asia Pacific and Latin America.

Cost of Revenues

Total cost of revenues decreased by 40% to $32.7 million for the year ended December 31, 2002 from $54.3 million for the year ended December 31, 2001.

Cost of license revenues consist primarily of third party software royalties, costs of product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license revenues as a percentage of license revenue for 2002 was 8% compared to 7% in 2001. The slight increase was due to greater sales of certain licenses in 2002, which have higher associated royalty rates. We expect that our cost of license revenue as a percentage of sales in 2003 will be approximately the same as in 2002.

Cost of service revenues consists primarily of salaries and related expenses for our customer support, implementation and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenues decreased to 78% of service revenues for 2002 compared to 98% for the prior year. Cost of service revenues in 2002 included approximately $15.6 million, or 42% of service revenues, related to a loss contract with a customer. See "Reserve for Loss Contract" under "Critical Accounting Policies" above. The improvement in service margins was primarily due to the change in service revenues mix following our shift to have customers increase their use of third party integrators to provide implementation services, rather than purchase those services from us. As a result, support revenues comprised a larger percentage of service revenues, which have yielded better margins than training and consulting revenues due to higher utilization of customer support personnel than training and consulting personnel. Maintenance revenues comprised $30.8 million, or 39% of total revenues in 2002, compared to $27.9 million, or 31% in 2001. We anticipate that our cost of service revenues will significantly decrease in absolute dollars, and as a percentage of service revenue, in 2003 compared to 2002 as a result of the finalization of the restructuring of a contract with a customer discussed above.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased by 46% to $37.4 million for the year ended December 31, 2002 from $69.6 million for the year ended December 31, 2001. This decrease was primarily attributable to reductions in sales and marketing personnel since the second half of 2001, which reduced sales and marketing-related positions from 289 positions as of June 30, 2001 to 106 positions at December 31, 2002, and related decreases in benefits, travel, and facility costs. As a percentage of total revenues, sales and marketing expenses were 47% for the year ended December 31, 2002 and 77% for the year ended December 31, 2001. We anticipate that sales and marketing expenses in 2003 will be fairly consistent with 2002 in absolute dollars, and will fluctuate as a percentage of revenues depending on the timing and amount of revenues.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by 27% to $25.9 million for the year ended December 31, 2002 from $35.6 million for the year ended December 31, 2001. This decrease was attributable primarily to the reduction of personnel since the second half of 2001, which reduced research and development-related positions from 227 as of June 30, 2001 to 128 at December 31, 2002. As a percentage of total revenues, research and development expenses were 33% for the year ended December 31, 2002 and 39% for the year ended December 31, 2001. We anticipate that research and development expenses will be slightly lower in absolute dollars in 2003 than in 2002 due to cost reductions implemented in 2002 impacting the full year in 2003 (as discussed in the "Business" section of this report under "Overview-Research and Development"), and will fluctuate as a percentage of revenues depending on the timing and amount of revenues.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, various taxes, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased by 38% to $13.1 million for the year ended December 31, 2002 from $21.2 million for the year ended December 31, 2001. This decrease was attributable to the reduction in bad debts charged to general and administrative expenses, from $4.2 million in 2001 to approximately $57,000 in 2002. This decrease was also attributable to the reduction of personnel since the second half of 2001, which reduced finance, legal and human resources-related positions from 52 as of June 30, 2001 to 24 at December 31, 2002. As a percentage of total revenues, general and administrative expenses were 17% for the year ended December 31, 2002 and 23% for the year ended December 31, 2001. We anticipate that general and administrative costs will be slightly lower in absolute dollars in 2003 compared to 2002, and will fluctuate as a percentage of revenues depending on the timing and amount of revenues.

Amortization of Stock-Based Compensation. In connection with our stock option grants to employees, we recorded unearned stock-based compensation charges. These charges represent the total difference between the exercise prices of stock options and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted. The majority of these charges relate to grants made prior to our initial public offering as well as options assumed in connection with our merger with Broadbase in 2001. In 2002, options granted with an exercise price below the fair value of the option shares on the date of grant resulted in a charge of $138,000, and cancellations of grants with previous associated charges resulted in a reversal of $1.8 million. In 2001, options granted with an exercise price below the fair value of the option shares on the date of grant resulted in a charge of $2.6 million, and cancellations of grants with previous associated charges resulted in a reversal of $3.0 million. In connection with the merger with Broadbase, we recorded unearned stock-based compensation totaling approximately $15.5 million during the year ended December 31, 2001. These amounts are included as a component of stockholders' equity and are being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

In September 2000, we issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of our common stock at an exercise price of $371.25 per share pursuant to a stock and warrant purchase agreement in connection with our global strategic alliance. The shares of the common stock issued were fully vested, and we recorded a deferred stock-based compensation charge of approximately $14.8 million to be amortized over the four-year term of the agreement. As of December 31, 2002, 33,997 shares of common stock subject to the warrant were fully vested and 28,503 had been forfeited, with the remaining 10,000 warrants subject to vesting upon the achievement of certain performance goals. The vested portion of the warrant was valued using the Black-Scholes model resulting in charges totaling $2.0 million of which $1.0 million was immediately expensed in the fourth quarter of 2000 and $1.0 million is being amortized over the term of the agreement. We will incur a stock-based compensation charge for the unvested portion of the warrant when and if annual performance goals are achieved. As of December 31, 2002, unvested shares of common stock under the warrant had a fair value of approximately $20,000 based upon the fair market value of our common stock at such date.

In June 2001, we entered into an agreement to issue to a customer a fully vested and exercisable warrant to purchase up to 25,000 shares of common stock at an exercise price of $40 per share pursuant to a warrant purchase agreement. The warrant was valued using the Black-Scholes model, resulting in a deferred stock-based compensation charge of $330,000, which was fully amortized as a reduction of revenue in 2001.

In September 2001, we issued to a customer a warrant to purchase up to 5,000 shares of common stock at an exercise price of $7.50 per share pursuant to a warrant purchase agreement. The warrant will become fully vested in September 2006 and has a provision for acceleration of vesting by 1,250 shares annually over four years if certain marketing criteria are met by the customer. As of December 31, 2002, no such marketing criteria has been met. The warrant was valued using the Black-Scholes model, resulting in a deferred stock-based compensation charge of approximately $29,000, which is being amortized over the four-year term of the agreement.

In September 2001, we issued to Accenture a fully-vested warrant to purchase up to 150,000 shares of common stock at an exercise price of $3.33 per share pursuant to a warrant purchase agreement in connection with our global strategic alliance. The warrant was valued using the Black-Scholes model resulting in a charge of approximately $946,000 which is being amortized over the four-year term of the agreement. Accenture exercised this additional warrant in March 2002.

In November 2001, we issued to two investment funds warrants to purchase up to 386,118 shares of our common stock at an exercise price of $10.00 per share in connection with a proposed financing which was to have been completed in February 2002 upon attaining stockholder approval. These warrants were initially exercisable for an aggregate of 193,059 shares. The exercisable warrants were valued using the Black-Scholes model resulting in a charge of approximately $1.0 million to deferred stock-based compensation. On February 1, 2002, our stockholders voted against the proposed financing, which resulted in us terminating the share purchase agreement and caused the warrants to become exercisable with respect to all 386,118 shares. The warrants are exercisable until February 2004. Using the Black-Scholes model, the warrants issued in November 2001 that were initially exercisable were re-valued as of February 1, 2002, and the warrants that became exercisable on February 1, 2002 were valued as of such date, resulting in a charge totaling approximately $4.7 million which was reflected as amortization of stock-based compensation in the first quarter of 2002.

As of December 31, 2002, a total of approximately $8.6 million of unearned deferred stock-based compensation remained to be amortized. We anticipate stock-based compensation expense to approximate from $6.0 million to $7.0 million in 2003, $1.0 to $2.0 million in 2004, and the remainder in 2005. The amortization of stock-based compensation for 2002 and 2001, by operating expense, is detailed as follows (in thousands):

                                  Year Ended December 31,
                                  -----------------------
                                     2002         2001
                                  -----------  ----------
Cost of service................. $       883  $    1,417
Sales and marketing.............       4,697       7,230
Research and development........       4,384       4,226
General and administrative......       6,656       3,007
                                  -----------  ----------
 Total.......................... $    16,620  $   15,880
                                  ===========  ==========

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

The following table presents comparative information showing the effects that the non-amortization of goodwill provisions of SFAS 142 would have had on the net loss and basic and diluted net loss per share for the periods shown (in thousands, except per share amounts):

                                                Year Ended December 31,
                                         -------------------------------------
                                            2002         2001         2000
                                         -----------  -----------  -----------
Reported net loss...................... $   (96,110) $  (942,895) $(3,070,873)
Goodwill amortization..................          --      118,060      866,328
                                         -----------  -----------  -----------
Adjusted net loss...................... $   (96,110) $  (824,835) $(2,204,545)
                                         ===========  ===========  ===========

Basic and diluted net loss per share... $     (4.29) $    (68.61) $   (395.68)
Goodwill amortization..................          --         8.59       111.63
                                         -----------  -----------  -----------
Adjusted basic and diluted
  net loss per share................... $     (4.29) $    (60.02) $   (284.05)
                                         ===========  ===========  ===========
Shares used in computing adjusted basic
  and diluted net loss per share.......      22,403       13,743        7,761
                                         ===========  ===========  ===========

Amortization of Identifiable Intangibles. We recorded $4.8 million in amortization of identifiable intangibles in both 2002 and 2001. This amortization relates to $14.4 million of purchased technology recorded as an intangible asset in connection with the merger with Silknet in April 2000. We expect amortization of these identifiable intangibles to conclude in April 2003. The remaining unamortized portion of identifiable intangibles is $1.5 million at December 31, 2002.

Merger and Related Cost. There were no merger-related costs incurred in 2002. In connection with the merger with Broadbase, we recorded $13.4 million of merger-related expenses in 2001. The merger costs included personnel costs of $5.6 million, and $7.8 million relating to duplicate facility and insurance costs, redundant assets, and professional fees associated with the merger. As of December 31, 2002, no accrued merger-related costs remained on the consolidated balance sheet.

Restructuring Costs. For the year ended December 31, 2002, we recorded approximately $5.1 million in restructuring cost savings related to an amendment to a facility lease, our evaluation of real estate market conditions relating to this and other excess leased facilities, and discussions with our other landlords. For the year ended December 31, 2001, we incurred restructuring charges of approximately $89.0 million primarily related to reductions in our workforce and costs associated with certain excess leased facilities and asset impairments. The restructuring charges included $26.4 million for assets disposed of or removed from operations. Assets disposed of or removed from operations consisted primarily of computer equipment and related software, office equipment, furniture and fixtures and leasehold improvements.

The restructuring charge in 2001 also included $24.4 million for severance, benefits and related costs associated with reductions in our workforce. As of December 31, 2001, we had 409 full-time employees. We restructured our organization throughout 2001, with net workforce reductions of approximately 772 employees, or 65% from December 31, 2000, in order to streamline operations, eliminate redundant positions after the merger with Broadbase, reduce costs and bring our staffing and cost structure in line with industry standards and current economic conditions.

The restructuring charge in 2001 also included $38.2 million resulting from our decision to exit and reduce some of our facilities. The estimated facility costs were based on our contractual obligations, net of estimated sublease income, based on current comparable rates for leases in the respective markets.

The following table summarizes our restructuring expenses, payments, and liabilities at and for the years ended December 31, 2002 and 2001 (in thousands):

                                                                    Fixed Asset
                                          Severance    Facilities    Disposals     Totals
                                          ----------  ------------  ------------  --------
Restructuring reserve at 12/31/2000..... $       --  $         --  $         --  $     --
                                          ----------  ------------  ------------  --------
Restructuring charge....................     24,426        38,168        26,453    89,047
Non-cash charges........................     (1,858)           --       (26,453)  (28,311)
Payments made...........................    (21,655)      (10,750)           --   (32,405)
                                          ----------  ------------  ------------  --------
Restructuring reserve at 12/31/2001.....        913        27,418            --    28,331
                                          ----------  ------------  ------------  --------
Non-cash reduction of restructuring.....         --        (5,086)           --    (5,086)
Payments made...........................       (695)      (12,415)           --   (13,110)
Sublease payments received..............         --           814            --       814
                                          ----------  ------------  ------------  --------
Restructuring reserve at 12/31/2002..... $      218  $     10,731  $         --  $ 10,949
                                          ==========  ============  ============  ========

We expect payments relating to restructuring liabilities to approximate $2.8 million in 2003, with the remainder being paid fairly evenly from 2004 until 2011.

During 2002, we realized personnel-related costs savings associated with reductions in headcount as a result of our restructuring in 2001, of approximately $36.1 million. Cost savings in 2002 relating to facilities reductions relating to our restructuring in 2001 included $814,000 in sublease payments received and $340,000 in reduced rent obligations relating to an amendment in 2002 to a facility lease. Reductions in rent obligations related to this amendment range from approximately $2.1 million in 2003 and increasing to approximately $2.8 million in 2010 and $237,000 in 2011. To the extent we are able to sublease excess facilities sooner than anticipated, or for greater dollar amounts than assumed, we will experience further cost reductions. Likewise, to the extent that our sublease expectations are not met, we may experience adjustments to our restructuring reserve in future periods which may have a material adverse effect on our financial statements.

Goodwill Impairment. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired. SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the lower-than-previously- expected revenues and net loss for the second quarter of 2002 and the revision of estimates of our revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated cash flows in future quarters. We used relevant market data, including KANA's market capitalization during the period following the revision of estimates , to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002. The remaining amount of goodwill as of December 31, 2002 was $7.4 million. Any further impairment loss could have a material adverse impact on our financial condition and results of operations. The remaining goodwill balance was approximately $7.4 million at December 31, 2002.

In 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the Silknet merger. The assessment was performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Silknet acquisition (which had resulted in the net book value of our assets prior to the impairment charge significantly exceeding our market capitalization), the overall decline in the industry growth rates, and our lower than projected operating results. As a result, we recorded an impairment charge of approximately $603.4 million in the first quarter of 2001 to reduce our goodwill. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%.

Impairment of Investment

In connection with the merger with Silknet, we assumed a $1.5 million investment in preferred stock of a privately held company. We recorded a $1.0 million impairment charge in the fourth quarter of 2001 in order to reduce the carrying value of the investment to $500,000. The impairment charge was based on a substantial decline in the estimated fair value of the investment based, in part, on the terms of a recent financing involving significant new investors. This investment is included under "other assets" in our consolidated balance sheet at December 31, 2002.

Other Income (Expense), net

Other income (expense), net in 2002 and 2001 consisted primarily of interest earned on cash and short-term investments offset by interest expense related to our line of credit and other non-operating expenses such as gains and losses on asset disposals. Other income (expense), net was $913,000 for the year ended December 31, 2002 and $1.5 million for the year ended December 31, 2001. The decrease in other income (expense), net related to lower amounts of interest income earned due to lower average cash balances in 2002 than in 2001.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through December 31, 2002. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

As of December 31, 2002, we had net operating loss carryforwards for federal and state tax purposes of approximately $388.9 million and $118.2 million, respectively. The federal net operating loss carryforwards, if not offset against future taxable income, will expire from 2011 through 2022. Under the provisions of the Internal Revenue Code of 1986, as amended, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Discontinued Operation

During the second quarter of 2001, we adopted a plan to discontinue the KANA Online business. We no longer seek any new KANA Online business or have any remaining contractual obligations to provide KANA Online to customers. Accordingly, KANA Online is reported as a discontinued operation. The estimated loss on the disposal of KANA Online recorded during the second quarter of 2001 was $3.7 million, consisting of an estimated loss on disposal of the business of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. The loss on disposal was recorded in the second quarter of 2001 and adjusted in the second quarter of 2002, resulting in a gain of $381,000.

This operation has been presented as a discontinued operation for all periods presented. The KANA Online operating results are as follows (in thousands):

                                                                Year Ended December 31,
                                                            ----------------------------
                                                              2002      2001      2000
                                                            --------  --------  --------
Revenues ................................................. $     --  $  3,161  $  6,230

Income (loss) from operations of discontinued operation ..       --      (125)    1,173
Gain/(loss) on disposal ..................................      381    (3,667)       --
                                                            --------  --------  --------
Total income (loss) on discontinued operations ........... $    381  $ (3,792) $  1,173
                                                            ========  ========  ========

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenues

Total revenues decreased by 23% to $90.6 million for the year ended December 31, 2001 from $118.0 million for the year ended December 31, 2000 primarily as a result of decreased license revenue.

License revenues decreased by 50% to $38.0 million for the year ended December 31, 2001 from $75.4 million for 2000. This decrease in license revenue was primarily due to a decrease in the number of license transactions, resulting from a decline in economic conditions throughout 2001, and particularly in the third quarter of 2001 following the events of September 11, 2001. This decrease was partially offset in the fourth quarter by sales of products formerly offered by Broadbase which were not included in our revenues prior to the June 2001 merger (license revenues recorded by Broadbase through June 2001 totaled $16.1 million). License revenues represented 42% of total revenues in 2001 and 64% in 2000. We anticipate license revenue will increase as a percentage of total revenue in the future due to the reduction in our professional services as a result of our shift during the fourth quarter of 2001 to increase our use of third party integrators for providing implementation services to our customers.

Service revenues increased by 24% to $52.6 million for the year ended December 31, 2001 from $42.6 million for 2000. Service revenues increased primarily due to service engagements in quarters following increased licensing activity in the third and fourth quarters of 2000. Given the increase in licensing activity in 2000 compared to 1999, as well as the first quarter of 2001 compared to the first quarter of 2000, service revenue in 2001 increased from 2000. Service revenues represented 58% of total revenues for the year ended December 31, 2001 and 36% of total revenues for 2000.

Revenues from international sales were $13.8 million in the year ended December 31, 2001 and $19.5 million in the year ended December 31, 2000. Our international revenues were derived from sales in Europe, Canada, Asia Pacific and Latin America.

Cost of Revenues

Total cost of revenues decreased by 8% to $54.3 million for the year ended December 31, 2001 from $58.9 million for the year ended December 31, 2000, primarily due to the reduction in cost of services discussed below.

Cost of license revenue consists primarily of third party software royalties, product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue for 2001 was 7% compared to 4% in 2000. The increase was due to the reduced license revenue and fixed nature of some of the license costs, as well as an increase in certain royalty rates from 2000.

Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementation and training services organization and allocation of facility costs and system costs incurred in providing customer support. Our support revenues relate to providing telephone support and product maintenance and updates. Our professional services revenues relate to providing consulting and implementation services. Cost of service revenue decreased to 98% of service revenue for 2001 compared to 132% for the same period in the prior year. This was primarily due to more consistent utilization of our professional services personnel in revenue-generating services during the first half of 2001, offset by a $7.8 million increase of the estimated costs to complete a fixed fee contract recorded in the third quarter of 2001. During the fourth quarter of 2001, service margins improved due to the change in service revenue mix following the shift to increase customers' use of third party integrators to provide implementation services, rather than to purchasing these services from us. As a result, support revenues comprised a larger percentage of service revenues, which have yielded better margins than training and consulting revenues.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing collateral materials. Sales and marketing expenses decreased by 21% to $69.6 million for the year ended December 31, 2001 from $88.2 million for the year ended December 31, 2000. This decrease was attributable primarily to reductions in sales and marketing personnel during 2001, from 430 positions as of December 31, 2000 to 136 positions at December 31, 2001. We also experienced decreases in sales commissions associated with decreased revenues and decreases in marketing costs, primarily in advertising and promotional activities. As a percentage of total revenues, sales and marketing expenses were 77% for the year ended December 31, 2001 and 75% for the year ended December 31, 2000.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by 17% to $35.6 million for the year ended December 31, 2001 from $42.7 million for the year ended December 31, 2000. This decrease was attributable primarily to the reduction of personnel during 2001, from 315 positions December 31, 2000 to 136 at December 31, 2001. As a percentage of total revenues, research and development expenses were 39% for the year ended December 31, 2001 and 36% for the year ended December 31, 2000.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, various taxes, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses increased by 12% to $21.2 million for the year ended December 31, 2001 from $18.9 million for the year ended December 31, 2000. The increase resulted from higher overall general and administrative costs in the first quarter of 2001 compared to the same period in 2000 due to internal growth, and the acquisition and integration of Broadbase in the second quarter of 2001. As a percentage of total revenues, general and administrative expenses were 23% for the year ended December 31, 2001 and 16% for the year ended December 31, 2000.

Amortization of Stock-Based Compensation. As of December 31, 2001, approximately $22.2 million of total unearned deferred stock-based compensation remained to be amortized.

The amortization of stock-based compensation by operating expense, for 2001 and 2000, is detailed as follows (in thousands):

                                  Year Ended December 31,
                                  -----------------------
                                     2001         2000
                                  -----------  ----------
Cost of service................. $     1,417  $    2,816
Sales and marketing.............       7,230       8,078
Research and development........       4,226       2,831
General and administrative......       3,007         990
                                  -----------  ----------
 Total.......................... $    15,880  $   14,715
                                  ===========  ==========

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

Merger-Related Cost. In connection with the merger with Broadbase, we recorded $13.4 million of merger-related integration expenses in 2001. The merger costs included personnel costs of $5.6 million, and $7.8 million relating to duplicate facility and insurance costs, redundant assets, and professional fees associated with the merger.

In connection with the Silknet merger, we recorded $6.6 million of transaction costs and merger-related integration expenses in 2000. These amounts consisted primarily of merger-related advertising and announcements of $4.5 million and duplicate facility costs of $1.0 million.

Restructuring Costs. As discussed above under "Comparison of the Years Ended December 31, 2002 and 2001", we incurred restructuring charges of approximately $89.0 million for the year ended December 31, 2001, primarily related to reductions in our workforce and costs associated with certain excess leased facilities and asset impairments.

A summary of restructuring expenses, payments, and liabilities for the year ended and as at December 31, 2001 is as follows (in thousands):

                                                                    Fixed Asset
                                          Severance    Facilities    Disposals     Totals
                                          ----------  ------------  ------------  --------
Restructuring reserve at 12/31/2000..... $       --  $         --  $         --  $     --
                                          ----------  ------------  ------------  --------
Restructuring charge....................     24,426        38,168        26,453    89,047
Non-cash charges........................     (1,858)           --       (26,453)  (28,311)
Payments made...........................    (21,655)      (10,750)           --   (32,405)
                                          ----------  ------------  ------------  --------
Restructuring reserve at 12/31/2001..... $      913  $     27,418  $         --  $ 28,331
                                          ==========  ============  ============  ========

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

Goodwill Impairment. In 2000 and, as discussed above under "Comparison of the Years Ended December 31, 2002 and 2001," in 2001, we performed impairment assessments of the identifiable intangibles and goodwill recorded in connection with the Silknet merger. The assessments were performed primarily due to the significant sustained decline in our stock price since the valuation date of the shares issued in the Silknet acquisition, resulting in our net book value of our assets prior to the impairment charge significantly exceeding our market capitalization, the overall decline in the industry growth rates, and our lower than projected operating results. As a result, we recorded impairment charges of approximately $603.4 million in the first quarter of 2001 and $2.1 billion in the fourth quarter of 2000 to reduce our goodwill. The charges were based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%.

Impairment of Investment

As discussed above under "Comparison of the Years Ended December 31, 2002 and 2001," in connection with the merger with Silknet, we assumed a $1.5 million investment in preferred stock of a privately held company and recorded a $1.0 million impairment charge in the fourth quarter of 2001 in order to reduce the carrying value of the investment to $500,000. The impairment charge was based on a substantial decline in the estimated fair value of the investment based, in part, on the terms of a recent financing involving significant new investors. This investment was included under "other assets" in our consolidated balance sheet at December 31, 2002.

Other Income (Expense), net

Other income (expense), net in 2001 and 2000 consisted primarily of interest earned on cash and short-term investments offset by interest expense related to our line of credit and other non-operating expenses such as gains and losses on asset disposals. Other income (expense), net was $1.5 million for the year ended December 31, 2001 and $4.8 million for the year ended December 31, 2000. The decrease in other income (expense), net related to lower amounts of interest income earned due to lower average cash balances in 2001 than in 2000.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through December 31, 2001, and therefore have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

As of December 31, 2001, we had net operating loss carryforwards for federal tax purposes of approximately $408.2 million. The federal net operating loss carryforwards, if not offset against future taxable income, will expire from 2011 through 2022. Under the provisions of the Internal Revenue Code of 1986, as amended, substantial changes in ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Discontinued Operation

During the second quarter of 2001, we adopted a plan to discontinue the KANA Online business. Net assets of the discontinued operation at December 31, 2001, consisted primarily of computers and servers. The estimated loss on the disposal of KANA Online recorded during the second quarter of 2001 was $3.7 million, consisting of an estimated loss on disposal of the business of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. Revenues from KANA Online for the year ended December 31, 2001 were $3.2 million compared to $6.2 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had $32.5 million in cash, cash equivalents and short-term investments, compared to $40.1 million as of December 31, 2001. As of December 31, 2002, we had negative working capital of $4.5 million.

Our operating activities used $42.2 million of cash for the year ended December 31, 2002. These expenditures were primarily attributable to the net loss we experienced during 2002, as well as $22.3 million in payments relating to restructuring and merger liabilities, offset in part by non-cash charges primarily relating to goodwill impairment, depreciation and amortization of intangibles and stock-based compensation. Our operating activities used $112.4 million of cash for the year ended December 31, 2001 and $90.7 million of cash for the year ended December 31, 2000. These expenditures were primarily attributable to net losses experienced during these periods, offset in part by non-cash charges.

Our investing activities provided $2.4 million of cash for the year ended December 31, 2002, and consisted primarily of reductions of restricted cash of $10.6 million and transfers of short-term investments to cash totaling $4.1million, offset by purchases of property and equipment of $12.3 million. Our investing activities provided $49.6 million of cash for the year ended December 31, 2001, and consisted primarily of transfers of short-term investments to cash, and cash acquired from the acquisition of Broadbase, offset by purchases of computer equipment, furniture, fixtures and leasehold improvements of $16.8 million, and a transfer of $7.8 million of cash to restricted cash. Our investing activities provided $22.4 million of cash for the year ended December 31, 2000, which was primarily due transfers of short-term investments and cash acquired from the acquisition of Silknet, offset by purchases of computer equipment, furniture, fixtures and leasehold improvements of $35.6 million.

Our financing activities provided $36.1 million in cash for the year ended December 31, 2002, primarily due to net proceeds of approximately $31.4 million from our private placement of approximately 2.9 million shares of our common stock in February 2002. Our financing activities provided $13.0 million in cash for the year ended December 31, 2001, primarily due to net proceeds of $10.1 million from a private placement of approximately 1.0 million shares of our common stock. Our financing activities provided $126.2 million for the year ended December 31, 2000, primarily due to net proceeds of approximately $120.0 million from a private placement of 250,000 shares of our common stock.

We have a line of credit totaling $5.0 million, which is collateralized by all of our assets, bears interest at the bank's prime rate plus 0.25% (4.5% as of December 31, 2002), and expires in November 2003 at which time the entire balance under the line of credit will be due. Total borrowings as of December 31, 2002 and 2001 were $3.4 million and $1.2 million, respectively, under this line of credit. The line of credit requires that we maintain at least an $8.0 million dollar balance in any account at the bank or that we provide cash collateral with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that we maintain at all times a minimum of $20.0 million as short-term unrestricted cash, cash equivalents and investments with a maturity within twelve months. If we default under this line of credit, including through a violation of any of these covenants, the entire balance under the line of credit will become immediately due and payable. As of December 31, 2002, we were in compliance with all covenants of the line of credit agreement.

In June 2002, we entered into a non-recourse receivables purchase agreement with a bank which provides for the sale of up to $5.0 million in certain qualified receivables subject to an administrative fee and a discount schedule ranging from the bank's prime rate of interest plus 0.50% to the bank's prime rate of interest plus 1.50%. As of December 31, 2002, we had not sold any receivables under this agreement.

Future payments due under debt and lease obligations as of December 31, 2002 are as follows (in thousands):

                                                  Obligations   Non-cancelable
                                       Line of    Under Capital  Operating
   Year Ending December 31,           Credit (1)   Leases (2)    Leases (3)    Total
  --------------------------          ----------  ------------  ------------  --------
     2003........................... $    3,427  $         17  $      5,539  $  8,983
     2004...........................         --            --         4,917     4,917
     2005...........................         --            --         4,087     4,087
     2006...........................         --            --         3,830     3,830
     2007...........................         --            --         3,096     3,096
     Thereafter.....................         --            --         6,782     6,782
                                      ----------  ------------  ------------  --------
                                     $    3,427  $         17  $     28,251  $ 31,695
                                      ==========  ============  ============  ========
(1) In November 2002, we renewed our line of credit with a $5.0 million facility. As of December 31, 2002, total borrowings under this line were $3.4 million.

(2) During 2003, we will make interest payments totaling $2,000 in relation to the obligations under capital leases; this interest component is included in the commitment schedule above.

(3) Includes leases previously subject to abandonment and included in the restructuring charge.

As a result of our restructuring activities in 2001, as well as personnel and facility cost reductions throughout 2002, we expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs through December 31, 2003. Significant expected cash outflows in addition to our operating expenses through 2003 include approximately $2.0 million in lease payments relating to accrued restructuring costs and approximately $1.5 million of capital expenditures on certain corporate infrastructure. Additionally, in January 2003, we began implementing an outsourcing strategy, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of the first phase of this strategy, in the first quarter of 2003 we transferred the responsibilities of 31 US-based employees to these development partners. We expect to transfer additional positions to these development partners in future quarters of 2003. We signed contracts with some of these development partners in March 2003, with expected payments in 2003 of approximately $3.0 million dollars, primarily on a time and materials basis, but with minimum payments of $1.0 million in 2003. We expect to sign contracts with additional development partners in the second quarter of 2003.

If we experience a decrease in demand for our products from the level experienced in 2002, then we would need to reduce expenditures to a greater degree than anticipated.

Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supercedes APB No. 17, Intangible Assets. The provisions of SFAS No. 142 were adopted as of January 1, 2002 for calendar year entities. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

As a result of our adoption of SFAS No. 142, effective January 1, 2002, we no longer amortize existing goodwill. At December 31, 2001, net goodwill was $58.6 million and goodwill amortization expense was $122.9 million for the year ended December 31, 2001. In addition, we were required to measure goodwill for impairment effective January 1, 2002 as part of the transition provisions. Impairment resulting from the transition provisions was recorded as of January 1, 2002 and was recognized as the effect of a change in accounting principle. At December 31, 2001, negative goodwill approximated $3.9 million. We were also required as part of the adoption of SFAS No. 142 to immediately recognize the unamortized negative goodwill that existed on January 1, 2002. This adjustment was recognized as the effect of a change in accounting principle.

In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities("SFAS"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the EITF reached a consensus on issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21") on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for us would be the quarter ending September 30, 2003. We believe that the adoption of EITF 00-21 will have no material impact on our financial statements.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure ("SFAS 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Disclosure of any newly created agreements after January 31, 2003 which apply under FIN 46 is required effectively immediately. By June 15, 2003, full consolidation of assets and liabilities of applicable entities is required. We do not expect the adoption of this Interpretation to have a material impact to our results of operations or financial position. However, changes in our business relationships with various entities could occur which may impact our financial statements under the requirements of FIN 46.

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

We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. Any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. We were incorporated in July 1996 and first recorded revenue in February 1998. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results (or those of similar companies) because they are limited, and we are required to forecast expenses in part on future revenue projections based on assumptions. Moreover, due to our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited. In addition, our business is subject to a number of risks, any of which could unexpectedly harm our results of operations. Many of these risks are discussed in the subheadings below, and include our ability to:

  attract more customers and retain existing customers;
  implement our sales, marketing and after-sales service initiatives, both domestically and internationally;
  execute our product development activities;
  anticipate and adapt to the changing markets;
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

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because our products and services are relatively new and our prospects are uncertain. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described under the subheadings of this "Risks Factors" section as well as:

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

Our quarterly revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions has increased in recent periods as we have focused on larger enterprise customers and on licensing our more comprehensive integrated products and have utilized system integrators in our sales process. We expect the percentage of larger orders, as compared to total orders, to increase. For example, during 2002, one customer, IBM, represented 11% of our total revenues. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. In addition, large orders, and orders obtained through the activities of system integrators, often have longer sales cycles, increasing the difficulty of predicting future revenues. We expect the concentration of revenues among fewer customers to continue in the future, due to targeting sales opportunities with larger customers who would be interested in purchasing our full suite of products.

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

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken anywhere from 3 to 12 months in the United States and longer in foreign countries. Consequently, we face difficulty predicting the quarter in which expected sales will actually occur. This contributes to fluctuations in our future operating results. Our sales cycle has required pre- purchase evaluation by a significant number of individuals in our customers' organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. In the event that the present economic downturn were to continue, the sales cycle for our products may become longer and we may require more resources to complete sales.

We have a history of losses and may not be profitable in the future and may not be able to generate sufficient revenue to achieve and maintain profitability.

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of December 31, 2002, our accumulated deficit was approximately $4.2 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in collecting outstanding receivables from our customers and attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow. Although we have restructured our operations to reduce operating expenses, we continue to commit a substantial investment of resources to sales and marketing, developing new products and enhancements, and expanding our operations domestically and internationally, and we will need to increase our revenue to achieve profitability and positive cash flows. As a result, our revenue may decline, or fail to grow, in future periods. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

We reduced the size of our professional services team in 2001 and now customers rely more on independent third-party providers for customer services such as product installations and support rather than purchasing those services from us. However, if third parties do not provide the support our customers need, we may be required to hire subcontractors to provide these professional services. Increased use of subcontractors would harm our revenues and margins because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.

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

In addition, we rely on distributors, value-added resellers, systems integrators, consultants and other third-party resellers to recommend our products and to install and support these products. Our reduction in the size of our professional services team in 2001increased our customers' reliance on third parties for product installations and support. If the companies providing these services fail to implement our products successfully for our customers, we might be unable to complete implementation on the schedule required by the customers and we may have increased customer dissatisfaction or difficulty making future sales as a result. We might not be able to maintain these relationships and enter into additional relationships that will provide timely and cost-effective customer support and service. If we cannot maintain successful relationships with our indirect sales channel partners around the world, we might have difficulty expanding the sales of our products and our international growth could be limited.

If we fail to expand our direct and indirect sales channels, we will not be able to increase revenues.

In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase the size, and enhance the productivity, of our direct sales force and indirect sales channels. If we fail to do so, this failure could harm our ability to increase revenues. The expansion of our sales and marketing department will require the hiring and retention of personnel for whom there is a high demand. We plan to hire additional sales personnel, but competition for qualified sales people is intense, and we might not be able to hire a sufficient number of qualified sales people. Furthermore, while historically we have received substantially all of our revenues from direct sales, we increased our reliance on sales through indirect sales channels by selling our software through systems integrators, or "SI's". We depend on these relationships to promote our products and drive sales, particularly in light of our reductions in direct sales personnel. Our business depends on our ability to create and maintain relationships with SI's and any failure to do so would impair our sales efforts and revenue growth.

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

We generally recognize revenue from a customer sale when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. Since the fourth quarter of 2001, we typically do not provide a significant portion of implementation services to our customers. Instead, our customers typically purchase such services from third-party providers. However, some implementation services may be purchased from us. If an arrangement requires significant customization or implementation services from KANA, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support or customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

We may incur non-cash charges resulting from acquisitions and equity issuances, which could harm our operating results.

In connection with outstanding stock options and warrants to purchase shares of our common stock, as well as other equity rights we may issue, we are incurring and may incur substantial charges for stock-based compensation. Accordingly, significant increases in our stock price could result in substantial non-cash charges and variations in our results of operations. For example, in the first quarter of 2002, we incurred a stock-based compensation charge of approximately $4.7 million associated with warrants issued pursuant to an equity financing agreement that was terminated. Furthermore, we will continue to incur charges to reflect amortization and any impairment of identified intangible assets acquired in connection with our acquisition of Silknet, and we may make other acquisitions or issue additional warrants, shares of common stock or other securities in the future that could result in further accounting charges. In addition, a new standard for accounting for goodwill acquired in a business combination has recently been adopted. This new standard requires recognition of goodwill as an asset but does not permit amortization of goodwill. Instead goodwill must be separately tested for impairment. As a result, our goodwill amortization charges ceased in 2002. However, in the future, we may incur less frequent, but potentially larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of any future acquisitions. For example, we performed a goodwill impairment analysis as of June 30, 2002, which resulted in a $55.0 million impairment expense to reduce goodwill. Current and future accounting charges like these could result in significant losses and delay our achievement of profitability.

The reductions in workforce associated with our cost-reduction initiatives may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

In connection with our effort to streamline operations, reduce costs and bring our staffing and cost structure in line with industry standards, we restructured our organization in 2001, an effort that included substantial reductions in our workforce. In addition, in January 2003, we began implementing an outsourcing strategy, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of the first phase of this strategy, in the first quarter of 2003 we transferred the responsibilities of 31 US-based employees to these development partners. We expect to transfer additional positions to these development partners in future quarters of 2003. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. We also reduced our employees' salaries in the fourth quarter of 2001, and to a lesser extent, in the third quarter of 2002, in order to bring employee compensation in-line with current market conditions. If market conditions change, we may find it necessary to raise salaries in the future beyond the anticipated levels, or issue additional stock-based compensation, which would be dilutive to shareholders.

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

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition for our products from systems designed by in-house and third-party development efforts. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for eCRM platforms are larger, more established companies such as Siebel Systems, Inc. and PeopleSoft, Inc., and to a lesser extent, Oracle and SAP. We also face competition from E.piphany, Inc., Chordiant Software, Inc., Primus Knowledge Solutions and Pegasystems, Inc. with respect to specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise.. As we have combined and enhanced our product lines to offer a more comprehensive e- business software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. We may lose potential customers to competitors for various reasons, including the ability or willingness of competitors to offer lower prices and other incentives that we cannot match. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of recent industry consolidations, as well as anticipated future consolidations.

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
  the volatility inherent in stock prices within the emerging sector within which we conduct business;
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

Since becoming a publicly-traded security listed on Nasdaq in September 1999, our common stock has reached a closing high of $1,698.10 per share and closing low of $0.65 per share. The last reported sale price of our shares on March 27, 2003 was $3.68 per share. Under Nasdaq's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq may choose to notify us that it may delist our common stock from the Nasdaq National Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90-days following notification by Nasdaq, Nasdaq may delist our common stock from trading on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. If our stock were delisted, the ability of our shareholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

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

If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we might be unable to attract new customers. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead- time. We might not be successful in marketing and supporting recently released versions of our products, or developing and marketing other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they might not achieve market acceptance. We have experienced delays in releasing new products and product enhancements in the past and could experience similar delays in the future. These delays or problems in the installation or implementation of our new releases could cause us to lose customers.

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
  negative publicity;
  loss of revenues;
  slower market acceptance; and
  legal action by customers.

Furthermore, delays in bringing new products or enhancements to market can result, for example, from potential difficulties with managing outsourced research and development, including overseeing such activities occurring in India and China or from loss of institutional knowledge through reductions in force, or the existence of defects in new products or their enhancements. The challenges of developing new products and enhancements require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could be exploited by our competitors and lead potential customers to choose alternative products.

Our pending patents may never be issued and, even if issued, may provide little protection.

Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We regard the protection of patentable inventions as important to our future opportunities. We currently have three issued U.S. patents and multiple U.S. patent applications pending relating to our software. Although we have filed international patent applications corresponding to some of our U.S. patent applications, none of our technology is patented outside of the United States. It is possible that:

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

Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe. Any of these third parties might make a claim of infringement against us. For example, we have been contacted by a company that has asked us to evaluate the need for a license of certain patents that this company holds, relating to certain call-center applications. Although the patent holder has not filed any claims against us, we cannot assure you that it will not do so in the future. The patent holder may also have applications on file in the United States covering related subject matter, which are confidential until the patent or patents, if any, are issued. Many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations, and currently we are assuming defense of a recently filed patent infringement case against one such customer. This case was filed subsequent to December 31, 2002 and we intend to defend it vigorously. As an additional example, Tumbleweed Communications Corp. filed suit against our customer Ameritrade, Inc. alleging infringement of a patent, and seeking injunctive relief, damages and attorneys fees. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

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

In April 2001, Office Depot, Inc. filed a complaint against KANA claiming that KANA breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to KANA, attorneys' fees and costs. We believe we have meritorious defenses to these claims and intend to defend the action vigorously.

Growth in our international operations exposes us to additional risks.

Sales outside North America represented 17% of our total revenues in 2000, 15% of our total revenues in the 2001, and 32% of our revenues in 2002. We have established offices in the United Kingdom, Germany, Japan, the Netherlands, France, Belgium, Australia, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. Any expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, as well as additional support personnel. For any such expansion, we will also need to, among other things expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, as international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increases in our tax rates. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate. We have only licensed our products internationally since January 1999 and have limited experience in developing localized versions of our software and marketing and distributing them internationally. Our investments in establishing facilities in other countries may not produce desired levels of revenues. Even if we are able to expand our international operations successfully, we may not be able to maintain or increase international market demand for our products.

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

Our international revenues and expenses are denominated in local currency. Therefore, a weakening of other currencies compared to the U.S. dollar could make our products less competitive in foreign markets and could negatively affect our operating results and cash flows. We have not yet experienced, but may in the future experience, significant foreign currency transaction losses, especially because we do not engage in currency hedging. As the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.

If our operations require more cash than anticipated, failure to obtain needed financing could affect our ability to maintain current operations and pursue future growth, and the terms of any financing we obtain may impair the rights of our existing stockholders.

In the future, we may be required to seek additional financing to fund our operations or growth. Our operating activities used $42.2 million of cash in 2002. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. In 2002, revenues from customers outside of the United States approximated 28% of total revenues. Generally, our sales are made in local currency. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge against foreign exchange risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At December 31, 2002, our investments consist primarily of short-term municipals and commercial paper, which have a weighted average fixed yield rate of 4.4%. These all mature within seven months. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

We are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the US dollar and the Euro and British pound. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at December 31, 2002, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are set forth on the pages indicated in Item 15, and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our continuing executive officers and directors (including their ages as of March 20, 2003):

Name	Age	Position
Chuck Bay	45	Chief Executive Officer and Director
Tom Doyle	52	Chief Operating Officer and President
John Huyett	49	Chief Financial Officer
Chris Maeda	36	Chief Technology Officer
James C. Wood.	46	Chairman of the Board of Directors
Tom Galvin	47	Director
Kevin Harvey	38	Director
Massood Zarrabian.	53	Director

Chuck Bay. Mr. Bay has been our Chief Executive Officer and a member of the board of directors since the merger with Broadbase in June 2001, and President until March 26, 2003. Mr. Bay was formerly Chief Executive Officer of Broadbase, which he joined as Chief Financial Officer and General Counsel in January 1998. Mr. Bay also served as Executive Vice President of Operations of Broadbase. From July 1997 to January 1998, Mr. Bay served as Chief Financial Officer and General Counsel for Reasoning, Inc., a software company. From January 1995 to August 1997, Mr. Bay served as Chief Financial Officer and General Counsel, for Pure Atria Software, Inc., a software company. From April 1994 to January 1995, Mr. Bay served as President and Chief Financial Officer of Software Alliance Corporation, a software company. Mr. Bay holds a B.S. degree in Business Administration from Illinois State University and a J.D. degree from the University of Illinois.

Tom Doyle. Mr. Doyle has been our Chief Operating Officer since the merger with Broadbase in June 2001, and became our President effective March 26, 2003. From 1996 to April 1999, Mr. Doyle served first as Executive Vice President of Sales and then as Chief Operating Officer of Broadbase. Prior to joining Broadbase, Mr. Doyle was Senior Vice President of Worldwide Sales at Reasoning Inc., joining Reasoning in 1996 from Tandem Computers where he was Director of North American Sales Operations. At Tandem, he held numerous sales and sales management positions in Houston, Texas, Atlanta, Georgia and Cupertino, California. Before joining Tandem, Mr. Doyle participated in the start-up operations and initial channel development with Fortune Systems. Mr. Doyle serves on the board of directors of Privia, Inc. Mr. Doyle obtained his B.S. in Finance from the University of Missouri.

John Huyett. Mr. Huyett has been our Executive Vice President and Chief Financial Officer since June 2002. Previously, Mr. Huyett served as President and Chief Executive Officer of Clickmarks, Inc. from August 2000 through March 2002. From March 1998 to July 2000 Mr. Huyett was Chief Financial Officer and subsequently Chief Executive Officer at Magellan Corporation. Before joining Magellan, Mr. Huyett was Chief Financial Officer, Treasurer and VP of Financial and Administrative Services at Avant!. Previously, Mr. Huyett was a partner at KPMG where he was in charge of KPMG's high technology practice in the Carolinas. Mr. Huyett obtained his B. S. degree in Business Administration from the University of North Carolina at Chapel Hill.

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

Tom Pesut. Mr. Pesut has been our Executive Vice President, Worldwide Sales since January 2003. Prior to joining KANA, Mr. Pesut was Senior Vice President Worldwide Sales for Merant from September 2000 to July 2001 where he was responsible for the field operations of the company's three software divisions. From January 1999 to August 2000, he served as Vice President Global Accounts for Equant Network Services. In 1998 Mr. Pesut also served as the President and Chief Operating Officer of Melita International, a supplier of CRM systems. Previously, Mr. Pesut has held various senior management positions, including eight years with Novell serving in positions including General Manager of the Canadian subsidiary, Area Director and Senior Vice President Americas. He began his career at Xerox where he gained his early sales management experience. Tom holds a B.A. from Wayne State University.

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

Tom Galvin. Mr. Galvin joined the board of directors in December 2002. Mr. Galvin is currently Director of Compensation and Benefits for Intel Corporation. Employed with Intel since 1979, he has served the company in Finance, Business Development, Marketing, and Human Resources. In Finance, he last served as Controller for Worldwide Sales, Marketing, and Advertising, with financial responsibility for Intel's brand investments including the Intel Inside® program. Immediately prior to managing the company's Compensation and Benefits group, Mr. Galvin was director of Market Development for Intel's consumer software programs in support of the Pentium®brand family of microprocessors. Mr. Galvin holds a B.S. in Mathematics and Economics from Miami University (Ohio), and a M.B.A. from the Kellogg School of Management at Northwestern University.

Kevin Harvey. Mr. Harvey served as a member of the board of directors of Broadbase from January 1996, and joined our board of directors upon the merger with Broadbase in June 2001. Mr. Harvey has been a general partner of Benchmark Capital, a venture capital firm, since it was founded in May 1995. Mr. Harvey is also a director of several privately held companies. Mr. Harvey holds a B.S. degree in electrical engineering from Rice University.

Massood Zarrabian. Mr. Zarrabian served as a member of the board of directors of Broadbase since it acquired Servicesoft, Inc. in December 2000, and joined our board of directors upon the merger with Broadbase in June 2001. Mr. Zarrabian is currently the President and Chief Executive Officerof Outstart, Inc. He formerly served as President, E-Service Division for Broadbase from December 2000 through his departure in April 2001. From July 1999 to December 2000, Mr. Zarrabian was Chief Executive Officer and President of Servicesoft, Inc. Prior to Servicesoft, Mr. Zarrabian served as the Vice President Development Operations at Lewtan Technologies Inc. Before joining Lewtan, he held the position of Chief Operating Officer at Cayenne Software, Inc. Mr. Zarrabian has also held a number of executive management positions at Bachman Information Systems and Computervision Corporation. Mr. Zarrabian holds a B.S. in Civil Engineering from the Massachusetts Institute of Technology.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon the copies of Section 16(a) reports which we received from such persons for their 2002 transactions in the common stock and their common stock holdings and written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for 2002, we believe that our executive officers and the board members have filed, on a timely basis, all reports required under Section 16(a) for 2002.

ITEM 11. EXECUTIVE COMPENSATION

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended December 31, 2002. Certain information required by this item is incorporated herein by reference to the Proxy Statement.

Summary Compensation Table

The following table sets forth certain information concerning compensation earned for 2001 and 2002, by:

  our Chief Executive Officer;
  each of our four other most highly compensated current executive officers whose salary and bonus for 2002 exceeded $100,000; and
  up to two additional individuals who would have been named, but for the fact that the individual was not serving as an executive officer at the end of 2002.

The listed individuals are referred to in this report as the Named Executive Officers. None of the Named Executive Officers were employed by KANA until its merger with Broadbase in June 2001. Accordingly, in each case where we have reported 2001 annual compensation, such compensation reflects only compensation paid since the merger, while the 2002 figure represents a full year of compensation.

The salary figures include amounts the employees invested into our tax- qualified plan pursuant to Section 401(k) of the Internal Revenue Code. However, compensation in the form of perquisites and other personal benefits that constituted less than the lesser of either $50,000 or 10% of the total annual salary and bonus of each of the Named Executive Officers in 2002 is excluded. The option grants reflected in the table below for 2002 were made under our 1999 Stock Option Incentive Plan.

	Annual Compensation			All Other	Long-Term Compensation Awards Securities Underlying
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Options (#)

Chuck Bay	2002	129,196	100,000	-	556,625
Chief Executive Officer and Director	2001	101,150	-	-	746,651	(1)

Tom Doyle	2002	153,333	100,000	-	225,000
Chief Operating Officer and President	2001	100,483	29,167	-	295,750	(1)

John Huyett (2)	2002	94,000	40,000	40,000	359,647
Chief Financial Officer

Harold (Bud) Michael (3)	2002	169,000	25,000	-	116,000
Former Executive Vice President, Products & Marketing	2001	92,783	235,557	-	250,300	(1)

Chris Maeda	2002	126,750	10,000	-	59,500
Chief Technology Officer	2001	71,363	-	-	132,153	(1)

Brett White (4)	2002	64,154	-	184,000	6,000
Former Chief Financial Officer	2001	92,673	-	-	120,250	(1)

______________
  Options granted in 2001 to Messr.'s Bay, Michael, Doyle, White and Maeda include options granted by Broadbase and have been assumed by us.
  Mr. Huyett joined KANA in June 2002, and, therefore, his 2002 annual salary represents only seven months of compensation. Other compensation represents a signing bonus.
  Mr. Michael's employment with KANA terminated in March 2003.
  Mr. White's employment with KANA terminated in May 2002, and, therefore, his 2002 annual salary represents only five months of compensation. Other compensation represents severance paid in connection with Mr. White's departure.

Option Grants in Last Fiscal Year

The following table sets forth information with respect to stock options granted to each of the Named Executive Officers in 2002. We granted options to purchase up to a total of 3,563,236 shares to employees during the year and the table's percentage column shows how much of that total was granted to the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during 2002.

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

                                         % of Total                               Potential Realizable
                              Number of   Options        Individual Grant        Value at Assumed Annual
                             Securities  Granted to  ----------------------       Rates of Stock Price
                             Underlying  Employees   Exercise                 Appreciation for Option Term
                               Options   in Fiscal     Price    Expiration    -------------------------
Name                         Granted (#)    Year      ($/Sh)       Date          5% ($)       10% ($)
                             ----------- ----------  ---------  -----------   ------------  -----------

Chuck Bay .................       6,625           *%    $9.48   05/01/2012        $39,498     $100,095
                                550,000      15.40       1.63   08/01/2012        563,804    1,428,790

Tom Doyle..................       5,000           *      9.48   05/01/2012         29,810       75,543
                                220,000       6.20       1.63   08/01/2012        225,522      571,516

John Huyett................     304,647       8.50       4.55   06/03/2012        871,378    2,209,156
                                 55,000       1.50       1.63   08/01/2012         56,380      142,879

Harold (Bud) Michael.......       6,000           *      9.48   05/01/2012 (1)     35,772       90,652
                                110,000       3.10       1.63   08/01/2012 (1)     112,761      285,758

Chris Maeda................       4,500           *      9.48   05/01/2012         26,829       67,989
                                 55,000       1.50       1.63   08/01/2012         56,380      142,879

Brett White................       6,000           *      9.48   05/01/2012 (2)         --           --

______________

* Denotes less than one percent (1%).

(1) In connection with the termination of Mr. Michael's employment, his options stopped vesting as of March 25, 2003, and any unexercised options will be canceled as of June 25, 2003.

(2) In connection with the termination of Mr. White's employment, his options stopped vesting as of July 8, 2002, and were canceled as of October 8, 2002.

Aggregated Option Exercises and Fiscal Year-End Values

The following table sets forth the number of shares underlying exercisable and unexercisable options held by the Named Executive Officers at the end of 2002, and the value of such options. Four of the Named Executive Officers exercised options during 2002. None of the Named Executive Officers held any stock appreciation rights at the end of the year.

The value realized is based on the fair market value of our common stock on the date of exercise, minus the exercise price payable for the shares, except in the event of a same day sale transaction, in which case the actual sale price is used.

	Number of Shares Acquired on	Value	# of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised in-the-Money Options/SARs at Fiscal Year-End
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Chuck Bay	-	$ -	283,288	1,020,041	21,779	$171,417
Tom Doyle	20,000	287,552	120,458	417,865	13,246	68,567
John Huyett	-	-	46,731	312,916	1,558	17,142
Harold (Bud) Michael	5,504	63,983	79,610	277,511	8,727	34,283
Chris Maeda	8,000	70,142	57,895	133,238	5,766	17,142
Brett White	3,000	13,650	-	-	-	-

Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements

Options held by our continuing Named Executive Officers provide for full acceleration of all unvested shares upon a change of control of 50% or more of the outstanding stock of KANA, and following such change the Executive Officer is not offered a similar position of the combined entity as held prior to the change of control.

Upon Mr. White's departure effective July 2002, pursuant to a separation agreement between KANA and Mr. White, we paid severance payments totaling $184,000 and an additional 33,979 unvested shares subject to options held by Mr. White became fully vested. Mr. White did not choose to exercise his options within the time-period for exercise under his option agreements, and they were canceled in October 2002.

Compensation Committee Interlocks and Insider Participation

During 2002, our compensation committee consisted of Messrs. Frick and Harvey. Mr. Galvin replaced Mr. Frick on the compensation committee when Mr. Frick resigned in December 2002. No members of the compensation committee were also employees of KANA or its subsidiaries during 2002 or at any time prior to 2002. None of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Director Compensation

We currently do not compensate any non-employee member of the board, other than through option grants. Directors who are also our employees do not receive additional compensation for serving as directors.

Non-employee directors are eligible to receive discretionary option grants and stock issuances under the 1999 Stock Incentive Plan. In February 2002, Messrs. Frick and Harvey were each granted options to purchase 100,000 shares of common stock, with exercise prices of $11.45 per share. In September of 2002, Mr. Zarrabian was granted options to purchase 100,000 shares at $1.15 per share. In December 2002, Mr. Galvin was granted options to purchase 100,000 shares at $2.10 per share. In January 2003, Mr. Wood was granted options to puchase 100,000 shares at $3.51 per share. All of the above grants were granted under the Kana 1999 Stock Incentive Plan, each of which will vest and become exercisable, for as long as the individual is serving as a director to KANA, as to 1/48th of the total shares granted each month. In the event of a change in control of at least 50% of the voting stock of the Company, in conjunction with an involuntary termination of the optionee's service to the Company (and/or its successor) as a director, then the remaining unvested shares shall immediately vest. In addition, under the 1999 Stock Incentive Plan, each new non-employee director receives an automatic option grant for 4,000 shares upon his or her initial appointment or election to the board, and continuing non-employee directors receive an automatic option grant for 1,000 shares on the date of each annual meeting of stockholders.

ITEM 12. SECURITY OWNERHSIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of our common stock as of March 1, 2003, by the following individuals or groups:

• each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;

• each of the Named Executive Officers;

• each of our directors; and

• all current directors and executive officers as a group.

Applicable percentage ownership in the following table is based on 22,981,029 shares of common stock outstanding as of March 1, 2003, as adjusted to include options exercisable within 60 days of March 1, 2003 held by the indicated stockholder or stockholders.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o KANA Software, Inc., 181 Constitution Drive, Menlo Park, CA 94025. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percentage of Shares Beneficially Owned (%)
Executive Officers and Directors:
Chuck Bay (1)	411,426	1.8
Tom Doyle (2)	181,018	*
John Huyett (3)	92,565	*
Harold (Bud) Michael (4)	104,931	*
Chris Maeda (5)	109,273	*
Brett White (6)	597	*
James C. Wood (7)	284,697	1.2
Tom Galvin (8)	8,105	*
Kevin Harvey (9)	1,073,934	4.7
Massood Zarrabian (10)	110,189	*
All current directors and executive officers as a group (9 persons) (11)	2,271,207	9.9
5% Stockholders:
Amerindo Investment Advisors, Inc. (12)	2,547,338	11.1
RS Investement Management Co. LLC (13)	2,026,600	8.8

_______________

* Less than one percent.

  Represents 9,055 shares held by Mr. Bay and options that will be exercisable as to 402,371 shares as of April 30, 2003. Mr. Bay is Chief Executive Officer and a director of KANA.
  Represents 2,237 shares held by Mr. Doyle and options that will be exercisable as to 178,781shares as of April 30, 2003. Mr. Doyle is the Chief Operating Officer and President of KANA.
  Represents 10,000 shares held by Mr. Huyett and options that will be exercisable as to 82,565 shares as of April 30, 2003. Mr. Huyett is the Chief Financial Officer of KANA.
  Represents 1,821 shares held by Mr. Michael and options that were exercisable as to 103,110 shares as of March 25, 2003, the date of his termination of employment with KANA. Mr. Michael was formerly the Executive Vice President, Products & Marketing of KANA.
  Represents 31,455 shares held by Mr. Maeda and options that will be exercisable as to 77,818 shares as of April 30, 2003. Mr. Maeda is the Chief Technology Officer of KANA.
  Represents 597 shares held by Mr. White. Mr. White was formerly the Chief Financial Officer of KANA.
  Represents 245,954 shares held by Mr. Wood and options that will be exercisable as to 38,743 shares as of April 30, 2003. Mr. Wood is Chairman of the Board of Directors of KANA.
  Represents 105 shares held by Mr. Galvin and options that will be exercisable as to 8,000 shares as of April 30, 2003. Mr. Galvin is a director of KANA.
  Represents 791,138 shares of common stock held by Benchmark Capital Partners, L.P. 107,196 shares held by Benchmark Founders' Fund, L.P., and 140,733 shares held by Mr. Harvey, and options that will be exercisable as to 4,700 shares held by Mr. Harvey. Mr. Harvey, a member of the board of directors of KANA, is a general partner of Benchmark Capital Management Co., LLC, the general partner of Benchmark Capital Partners, L.P. and Benchmark Founders' Fund, L.P. Mr. Harvey disclaims beneficial ownership of shares held by Benchmark Capital except to the extent of his pecuniary interest arising from his interest in Benchmark Capital. The address for Mr. Harvey is c/o Benchmark Capital, 2480 Sand Hill Road, Suite 200, Menlo Park, California 94025.
  Represents 3,348 shares held by Mr. Zarrabian and options that will be exercisable as to 106,841 shares as of April 30, 2003. Mr. Zarrabian is a director of KANA.
  Represents 1,343,042 shares held and options that will be exercisable as to 1,043,165 shares as of April 30, 2003.
  The address of Amerindo Investment Advisors, Inc. is One Embarcadero Center, Suite 2300, San Francisco, California 94111.
  The address of RS Investment Management Co. LLC is 388 Market Street, San Francisco, California 94111.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2002:
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	3,819,387	$34.48	3,488,568
Equity compensation plans not approved by security holders(2)	2,204,676	8.60	2,391,257

Total	6,024,063	$25.01	5,887,940

(1) Under the terms of our Kana 1999 Stock Incentive Plan, on the first trading day of January of each year, the aggregate number of shares of our Common Stock reserved for issuance thereunder is increased automatically by a number of shares equal to 4.25% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year, up to a maximum of 1,000,000 shares per year. Under the terms of our 1999 Employee Stock Purchase Plan, on the first trading day of January of each year, the aggregate number of shares of our Common Stock reserved for issuance thereunder is increased automatically by a number of shares equal to 0.75% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year, up to a maximum of 400,000 shares per year.

(2) Please see Note 7 of our Notes to Consolidated Financial Statements for a description of our equity compensation plans which do not require the approval of, and have not been approved by, our stockholders. In addition, we have assumed all the outstanding options of Broadbase Software, Silknet Software, and other companies in connection with the acquisition of those companies. As of December 31, 2002 there remained outstanding assumed options to purchase a total of approximately 1,180,790 shares of our common stock with a weighted exercise price of $27.47 per share. These options have been converted into options to purchase our shares on the terms specified in the relevant acquisition agreements. Statistics regarding these assumed options are not included in the table above. ) Under the terms of our Broadbase 1999 Stock Incentive Plan, on the first trading day of January of each year, the aggregate number of shares of our Common Stock reserved for issuance thereunder is increased automatically by a number of shares equal to 5% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to and Other Arrangements with Officers and Directors

In connection with the option exercises described under "Employment Arrangements, Termination of Employment Arrangements and Change of Control Arrangements," Mr. Frick delivered a five-year full recourse promissory note in 1999 in the amount of $299,997 and bearing interest at an annual rate of 6.0%. The balance of $342,898 at December 31, 2001 was fully repaid in January 2002.

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

Related Party Transactions

During 2002, we provided support services to a company that is affiliated with Massood Zarrabian, a director of KANA. We recognized approximately $59,400 in revenue related to the company in the year ended December 31, 2002.

In addition, we purchased software and support services from this company in 2002 totaling $239,100. The purchase cost of the software and support was included in fixed assets and prepaid maintenance. Management believes that this contract has rates and terms that are comparable with those entered into with independent third parties.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

3. Exhibits:
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.01	Agreement and Plan of Reorganization, dated April 9, 2001, by and among the Registrant, Arrow Acquisition Corp. and Broadbase Software, Inc.	13D		Ex.-1	3/18/01
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K		3.01	5/4/00
3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001	S-8	333-64552	4.02	7/3/01
3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2001, filed with the Delaware Secretary of State on December 11, 2001	S-3	333-77068	4.03	1/18/02
3.05	Amended and Restated Bylaws, as amended October 12, 2001.					X
4.01	Form of Registrant's Specimen Common Stock Certificate	S-1/A	333- 82587	4.01	9/21/99
10.01	Registrant's Amended and Restated 1999 Stock Incentive Plan.	S-4/A	333-59754	10.22	5/18/01
10.02	Registrant's Amended and Restated 1999 Employee Stock Purchase Plan.	S-4/A	333-59754	10.23	5/18/01
10.03	Registrant's 1999 Special Stock Option Plan.	S-8	333-32460	99.01	3/14/00
10.04	Registrant's 1999 Special Stock Option Plan-Form of Nonstatutory Stock Option Agreement-4-year vesting.	S-8	333-32460	99.02	3/14/00
10.05	Registrant's 1999 Special Stock Option Plan-Form of Nonstatutory Stock Option Agreement-30-month vesting.	S-8	333-32460	99.03	3/14/00
10.06	Letter of Credit, dated July 9, 1999, with Silicon Valley Bank and the Registrant.	S-1	333- 82587	10.06	7/ 9/99
10.07	Lease Agreement, dated December 23, 1999, between Broadbase and Bohannon Trusts Partnership II.	10-Q		10.03	5/11/00
10.08	Lease Agreement, dated August 11, 2000, between Broadbase and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	10-Q		10.04	11/13/00
10.09	Broadbase Software, Inc. 2000 Stock Incentive Plan, adopted on May 3, 2000, and related forms of agreements.	S-8	333-38480	4.09	6/02/00
10.10	Warrant to purchase Common Stock, dated September 6, 2000 between Kana Communications, Inc. and Andersen Consulting LLP.	S-3	333- 46624	4.06	9/26/00
10.11	Warrant to purchase Common Stock, dated August 9, 2001 between Kana Communications, Inc. and Accenture LLP.	S-3	333-77068	4.11	1/18/02
10.12	Warrant to purchase Common Stock, dated August 7, 2001 between Kana Communications, Inc. and General Electric Capital Corporation.	S-3	333-77068	4.12	1/18/02
10.13	Warrant to purchase Common Stock, dated September 5, 2001 between Kana Communications, Inc. and Banca 121.	S-3	333-77068	4.13	1/18/02
10.14	Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein	8-K/A		99.01	12/13/01
10.15	Form of Contingent Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A		99.02	12/13/01
10.16	Form of Commitment Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A		99.03	12/13/01
10.17	Purchase Agreement dated February 5, 2002 between the Registrant and the purchasers named therein	S-3/A	333-77068	4.13	2/11/02
10.18	Loan Modification Agreement dated March 22, 2002 between the Registrant and Silicon Valley Bank	10-Q		10.01	5/15/02
10.19	Loan Modification Agreement dated November 22, 2002 between the Registrant and Silicon Valley Bank					X
10.20	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties	8-K		99.1	11/21/02
10.21	Separation Agreement and General Release of Claims dated May 8, 2002 between the Registrant and Brett White	10-Q		10.02	5/15/02
16.01	Letter from KPMG LLP, dated March 30, 2000.	10-K		16.1	3/30/01
21.01	List of subsidiaries of Registrant.					X
23.01	Consent of PricewaterhouseCoopers LLP, Independent Accountants.					X

(b) Reports on Form 8-K.

On November 21, 2002, we filed a Current Report on Form 8-K reporting under Item 5 that had entered into an amendment to a facility lease originally entered into by our subsidiary, Broadbase Software, reducing the rent in exchange for our assumption of the lease and payments and a warrant we granted to the landlord.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
KANA Software, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 (a)(1) on page 54 present fairly, in all material respects, the financial position of KANA Software, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(1)) on page 54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 22, 2003

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                      December 31,
                                                                 ------------------------
                                                                    2002         2001
                                                                 -----------  -----------
                            ASSETS
Current assets:
 Cash and cash equivalents..................................... $    21,962  $    25,476
 Short-term investments........................................      10,536       14,654
 Accounts receivable, less allowance for doubtful
  accounts of $4,815 in 2002 and $6,844 in 2001................      10,269       15,942
 Prepaid expenses and other current assets.....................       3,184        6,442
                                                                 -----------  -----------
 Total current assets..........................................      45,951       62,514
Restricted cash................................................         448       11,018
Property and equipment, net....................................      22,293       19,382
Goodwill.......................................................       7,448       58,547
Identifiable intangibles, net..................................       1,453        6,253
Other assets...................................................       2,957        2,958
                                                                 -----------  -----------
  Total assets................................................. $    80,550  $   160,672
                                                                 ===========  ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of notes payable.............................. $     3,469  $     1,363
 Accounts payable..............................................       3,908        6,276
 Accrued liabilities...........................................      13,881       25,292
 Accrued restructuring and merger costs........................       2,834       21,100
 Deferred revenue..............................................      26,392       22,180
                                                                 -----------  -----------
  Total current liabilities....................................      50,484       76,211
Accrued restructuring, less current portion....................       8,114       17,514
Notes payable, less current portion............................          --          108
                                                                 -----------  -----------
  Total liabilities............................................      58,598       93,833
                                                                 -----------  -----------
Commitments and contingencies (Note 6)
Stockholders' equity:
 Preferred stock, $0.001 par value; 5,000,000
   shares authorized; no shares issued and outstanding.........          --           --
 Common stock, $0.001 par value; 100,000,000 shares authorized;
   22,939,872 and 19,399,113 shares issued and outstanding.....         195          192
 Additional paid-in capital....................................   4,273,029    4,237,325
 Deferred stock-based compensation.............................      (8,602)     (22,209)
 Notes receivable from stockholders............................          --         (799)
 Accumulated other comprehensive losses........................        (175)      (1,285)
 Accumulated deficit...........................................  (4,242,495)  (4,146,385)
                                                                 -----------  -----------
  Total stockholders' equity...................................      21,952       66,839
                                                                 -----------  -----------
  Total liabilities and stockholders' equity................... $    80,550  $   160,672
                                                                 ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

                                                                  Year Ended December 31,
                                                            ------------------------------------
                                                               2002        2001         2000
                                                            ----------  -----------  -----------
Revenues:
 License.................................................. $   41,530  $    37,963  $    75,360
 Service..................................................     37,560       52,632       42,595
                                                            ----------  -----------  -----------
   Total revenues.........................................     79,090       90,595      117,955
                                                            ----------  -----------  -----------
Cost of revenues:
 License..................................................      3,402        2,536        2,856
 Service, excluding amortization of stock-based
   compensation of $883, $1,417 and $2,816................     29,250       51,799       56,082
                                                            ----------  -----------  -----------
   Total cost of revenues.................................     32,652       54,335       58,938
                                                            ----------  -----------  -----------
Gross profit..............................................     46,438       36,260       59,017
                                                            ----------  -----------  -----------
Operating expenses:
 Sales and marketing, excluding amortization of
  stock-based compensation of $4,697, $7,230
  and $8,078, respectively................................     37,423       69,635       88,186
 Research and development, excluding
  amortization of stock-based compensation
  of $4,384, $4,226 and $2,831, respectively..............     25,933       35,558       42,724
 General and administrative, excluding
  amortization of stock-based compensation
  of $6,656, $3,007 and $990, respectively................     13,053       21,215       18,945
 Amortization of stock-based compensation.................     16,620       15,880       14,715
 Amortization of goodwill.................................         --      122,860      869,675
 Amortization of identifiable intangibles.................      4,800        4,800        3,347
 Merger and transition related costs......................         --       13,443        6,564
 Restructuring costs......................................     (5,086)      89,047           --
 In-process research and development......................         --           --        6,900
 Goodwill impairment......................................     55,000      603,446    2,084,841
                                                            ----------  -----------  -----------
   Total operating expenses...............................    147,743      975,884    3,135,897
                                                            ----------  -----------  -----------
Operating loss............................................   (101,305)    (939,624)  (3,076,880)
Impairment of investment..................................         --       (1,000)          --
Other income (expense), net...............................        913        1,521        4,834
                                                            ----------  -----------  -----------
Loss from continuing operations ..........................   (100,392)    (939,103)  (3,072,046)
Discontinued operation:
 Income (loss) from operations of discontinued operation..         --         (125)       1,173
 Loss on disposal, including provision of $1.1 million
  for operating losses during phase-out period............        381       (3,667)          --
Cumulative effect of accounting change related
  to the elimination of negative goodwill.................      3,901           --           --
                                                            ----------  -----------  -----------
         Net loss......................................... $  (96,110) $  (942,895) $(3,070,873)
                                                            ----------  -----------  -----------
Other comprehensive loss:
 Net unrealized gain (loss) on available
  for sale securities.....................................                      22          (26)
 Foreign currency translation adjustments.................      1,110         (930)        (276)
                                                            ----------  -----------  -----------
   Total other comprehensive loss.........................      1,110         (908)        (302)
                                                            ----------  -----------  -----------
   Comprehensive loss..................................... $  (95,000) $  (943,803) $(3,071,175)
                                                            ==========  ===========  ===========
Basic and diluted net loss per share:
  Loss from continuing operations ........................ $    (4.48) $    (68.33) $   (395.83)
  Income (loss) from discontinued operation...............       0.02        (0.28)        0.15
  Cumulative effect of accounting change related
    to the elimination of negative goodwill...............       0.17           --           --
                                                            ----------  -----------  -----------
  Net loss ............................................... $    (4.29) $    (68.61) $   (395.68)
                                                            ----------  -----------  -----------

Shares used in computing basic and diluted
 net loss per share.......................................     22,403       13,743        7,761
                                                            =========== ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                       Deferred     Notes    Accumulated
                                                        Stock-    Receivable   Other                    Total
                         Common Stock      Additional    Based      from      Compre-                  Stock-
                      -------------------   Paid-In     Compen-    Stock-     hensive   Accumulated   holders'
                        Shares     Amount   Capital     sation     holders    Losses      Deficit      Equity
                      -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------
Balances,
December 31, 1999....  6,076,665      61     202,473    (14,962)    (6,380)       (75)    (132,617)      48,500
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
Payments on
notes receivable
from
stockholders, net
of interest..........         --      --          --         --        693         --           --          693
Foreign currency
translation
adjustment...........         --      --          --         --         --       (302)          --         (302)
Net loss.............         --      --          --         --         --         --   (3,070,873)  (3,070,873)
                      -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------
Balances,
December 31, 2000....  9,405,184      94   4,130,231    (21,639)    (5,367)      (377)  (3,203,490)     899,452
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
Issuance of
common stock
related to
private
placement, net.......  1,010,000      10      10,090         --         --         --           --       10,100
Deferred stock-
based
compensation.........         --      --       1,650       (965)        --         --           --          685
Amortization of
deferred stock-
based
compensation.........         --      --          --     15,880         --         --           --       15,880
Payments on
notes receivable
from
stockholders, net
of interest..........         --      --          --         --      2,196         --           --        2,196
Foreign currency
translation
adjustment...........         --      --          --         --         --       (908)          --         (908)
Net loss.............         --      --          --         --         --         --     (942,895)    (942,895)
                      -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------
Balances,
December 31, 2001.... 19,399,113  $  192  $4,237,325  $ (22,209) $    (799) $  (1,285) $(4,146,385) $    66,839
Issuance of
common stock
upon exercise of
stock options and
warrants, net of
repurchases..........    416,232      --       1,819         --         --         --           --        1,819
Issuance of
common stock
for Employee Stock
Purchase Plan........     73,364      --         241         --         --         --           --          241
Amortization of
deferred stock-based
compensation.........         --      --          --     16,620         --         --           --       16,620
Deferred
stock-based comp.....         --      --      (1,734)     1,734         --         --           --           --
Equity investment
received.............  2,910,000       3      31,394         --         --         --           --       31,397
Issuance of Warrants.         --      --       3,869     (4,747)        --         --           --         (878)
Exercise of warrants.    110,284      --          --         --         --         --           --           --
Issuance of stock
for services.........      9,800      --         115         --         --         --           --          115
Shares released
from escrow..........     21,079      --          --         --         --         --           --           --
Payments on notes
receivable from
stockholders, net
of interest..........         --      --          --         --        594         --           --          594
Foreign currency
translation
adjustment...........         --      --          --         --         --      1,110           --        1,110
Reserve for notes
receivable from
stockholders.........         --      --          --         --        205         --           --          205
Net loss.............         --      --          --         --         --         --      (96,110)     (96,110)
Balances,             -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------
December 31, 2002.... 22,939,872  $  195  $4,273,029  $  (8,602) $      --  $    (175) $(4,242,495) $    21,952
                      ===========  ======  ==========  =========  =========  =========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                       Year Ended December 31,
                                                                ------------------------------------
                                                                   2002        2001         2000
                                                                ----------  -----------  -----------
Cash flows from operating activities:
 Net loss..................................................... $  (96,110) $  (942,895) $(3,070,873)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation expense........................................      9,130       10,072        9,010
  Amortization of stock-based compensation,
   goodwill and identifiable intangible assets................     21,420      143,540      887,737
  Goodwill impairment.........................................     55,000      603,446    2,084,841
  Provision for doubtful accounts.............................     (2,028)       4,878        1,600
  Non-cash portion of restructuring charge....................        212       26,453
  Reduction of restructuring reserve..........................     (5,086)          --           --
  Other non-cash charges......................................     (3,697)       4,002        6,648
  Changes in operating assets and liabilities,
   net of effects through acquisitions:
  Accounts receivable.........................................      8,563       36,775      (32,291)
  Prepaid expenses and other assets...........................      2,313       14,477      (13,706)
  Accounts payable and accrued liabilities....................    (13,779)     (28,145)      19,014
  Accrued restructuring and merger............................    (22,328)      26,909           --
  Deferred revenue............................................      4,212      (11,720)      17,273
  Other liabilities...........................................         --         (233)          --
                                                                ----------  -----------  -----------
  Net cash used in operating activities.......................    (42,178)    (112,441)     (90,747)
                                                                ----------  -----------  -----------
Cash flows from investing activities:
 Sales of short-term investments..............................     36,657      114,468       34,225
 Purchases of short-term investments..........................    (32,540)     (73,881)
 Purchases of property and equipment..........................    (12,252)     (16,780)     (35,637)
 Cash acquired through acquisitions...........................         --       33,556       23,806
 Expiration/(purchase) of restricted cash.....................     10,570       (7,800)          --
                                                                ----------  -----------  -----------
  Net cash provided by investing activities...................      2,435       49,563       22,394
                                                                ----------  -----------  -----------
Cash flows from financing activities:
 Borrowings on notes payable..................................      1,998           --           --
 Payments on notes payable....................................         --         (579)      (3,155)
 Net proceeds from issuance of common stock and warrants......     33,458       11,478      128,372
 Payments on stockholders' notes receivable...................        594        2,087          945
                                                                ----------  -----------  -----------
  Net cash provided by financing activities...................     36,050       12,986      126,162
                                                                ----------  -----------  -----------
Effect of exchange rate changes on cash and cash equivalents..        179         (834)        (302)
                                                                ----------  -----------  -----------
Net change in cash and cash equivalents.......................     (3,514)     (50,726)      57,507
Cash and cash equivalents at beginning of year................     25,476       76,202       18,695
                                                                ----------  -----------  -----------
Cash and cash equivalents at end of year...................... $   21,962  $    25,476  $    76,202
                                                                ==========  ===========  ===========
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest....................... $      100  $       147  $       242
                                                                ==========  ===========  ===========
 Cash paid during the year for income taxes................... $      117  $        --  $        --
                                                                ==========  ===========  ===========
 Noncash activities:
  Issuance of common stock and assumption of options
   and warrants related to acquisitions ...................... $       --  $    94,064  $ 3,778,347
                                                                ==========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

KANA Software, Inc. and its subsidiaries ("the Company" or "KANA") develop, market and support customer communications software products and services for e-Businesses. The Company sells its products primarily in the United States and Europe, and to a lesser extent, in Asia, through its direct sales force and third party integrators.

(b) Reincorporation and Stock Splits

The Board of Directors recommended and the stockholders approved a one- for-ten reverse stock split of the common stock for stockholders of record on December 13, 2001. The Board of Directors approved a two-for-one stock split of the common stock for stockholders of record on January 28, 2000. The accompanying consolidated financial statements have been retroactively restated to reflect these stock splits.

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

(d) Basis of Presentation and Liquidity

Since its inception, the Company has incurred substantial losses and negative cash flows from operations in every fiscal year. As of December 31, 2002, the Company had an accumulated deficit of $4.2 billion. For the year ended December 31, 2002, the Company incurred a loss from operations of $100.4 million, and negative cash flows from operations of $42.2 million, which includes $22.3 million in payments related to restructuring.

As a result of our restructuring activities in 2001, as well as personnel and facility cost reductions throughout 2002, management expects cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs through December 31, 2003. If the Company experiences a decrease in demand for its products from the level experienced in 2002, then the Company would need to reduce expenditures to a greater degree than anticipated. Alternatively, the Company may need to seek additional financing. In the event the Company needs additional financing, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company.

(e) Use of Estimates

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

(f) Foreign Currency Translation

The functional currency for the Company's international subsidiaries is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses are translated at the average exchange rates prevailing during the year. Any translation adjustments are included in other comprehensive loss.

(g) Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The Company has classified its short-term investments as "available for sale." These items are carried at fair value, based on the quoted market prices, and unrealized gains and losses, are reported as a separate component of accumulated other comprehensive losses in stockholders' equity. All short- term investments mature in less than one year. To date, realized gains or losses have not been material.

(h) Fair value of financial instruments

The carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximates their fair values due to their relatively short maturities.

(i) Concentration of Credit Risk

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

The Company's customers are currently concentrated in the United States and Europe. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. As of December 31, 2002 and 2001 no customer represented more than 10% of total accounts receivable.

(j) Restricted Cash

As of December 31, 2002, the Company maintained $0.4 million in restricted cash, primarily as collateral on the Company's leased facilities and other long- term deposits.

As of December 31, 2001, the Company maintained $11.0 million in restricted cash. Approximately $5.8 million of restricted cash supports a letter of credit and $2.0 million of cash is in escrow to fulfill certain contractual obligations. In addition, restricted cash as of December 31, 2001 included $3.2 million as collateral on the Company's leased facilities and other long-term deposits.

(k) Internal Use Software

Software costs for internal use, including costs incurred to purchase third party software, are capitalized beginning when the Company has determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company's management has authorized the funding of the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life using the straight-line method.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write-down of the asset. In addition, when it is no longer probable that the software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs.

(l) Investments

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

(m) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the life of the improvement. Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $9.1 million, $10.1 million and $9.0 million, respectively.

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

(n) Goodwill and Identifiable Intangible assets

Goodwill and identifiable intangibles are carried at cost less accumulated amortization and impairments. Identifiable intangibles are amortized on a straight-line basis over their estimated useful lives, which is three years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The impact of adoption of SFAS 142 is discussed in Note 4.

(o) Revenue Recognition

License revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable and collectibility is probable.

In software arrangements that include rights to multiple software products and/or services, the fees from the total arrangement are allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements with the residual amounts of revenue being allocated to the delivered elements. Elements included in multiple element arrangements primarily consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence for software products and consulting services is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for maintenance is based on the residual method generally using stated contractual renewal rates.

Probability of collection is based upon assessment of the customer's financial condition through review of their current financial statements or credit reports. For sales to existing customers, prior payment history is also considered in assessing probability of collection. The Company is required to exercise significant judgment in deciding whether collectibility is reasonably assured, and such judgments may materially affect the timing of our revenues and our results of operations.

Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis or, in certain situations, on a fixed-fee basis, under separate service arrangements. Implementation services performed under fixed-fee arrangements are generally recognized on a percentage-of-completion basis. When acceptance is not assured or an ability to reliably estimate costs is not possible, the Company uses the completed contract method, whereby revenues are deferred until all contractual obligations are met, and acceptance, if required in the contract, is received. Revenues from consulting and training services are recognized as services are performed.

For contracts requiring significant services, in order to assess whether a loss reserve is necessary, the Company estimates the total expected costs of providing services necessary to complete the contract and compares these costs to the fees expected to be received under the contract. If the costs are expected to exceed the fees to be received, an accrual is made to record the loss at the time of assessment.

In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred in January 2002. The Company adopted EITF 01-14 effective January 1, 2002 and has reclassified comparative financial statements for prior periods to comply with the guidance in this EITF issue. The adoption of this issue resulted in approximately $362,000, $3.7 million, and $4.9 million of reimbursable expenses reflected in both service revenue and cost of service revenue for the years ended December 31, 2002, 2001, and 2000, respectively.

(p) Software Development Costs

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

(q) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $0.7 million, $2.4 million, and $7.4 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

(r) Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock.

Deferred stock-based compensation resulting from option grants to employees, and warrants issued to non-employees, is amortized on an accelerated basis over the vesting period of the individual options, generally four years, in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other VariableStock Option or Award Plans.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". The following table presents what the net loss and net loss per share would have been adjusted to the following pro forma amounts had the Company adopted FAS 123 (in thousands, except per share amounts):

                                                           Year Ended December 31,
                                                      ---------------------------------
                                                        2002       2001        2000
                                                      ---------  ---------  -----------
As Reported:
  Net loss.......................................... $ (96,110) $(942,895) $(3,070,873)
  Basic and diluted net loss per share.............. $   (4.29) $  (68.61) $   (395.68)

Compensation expense included in net loss........... $   6,687  $  11,885  $    11,413

Compensation expense if FAS 123 had been adopted.... $  39,345  $ (34,038) $   119,162

Pro Forma:
  Net loss.......................................... $(128,768) $(896,972) $(3,178,622)
  Basic and diluted net loss per share.............. $   (5.75) $  (65.27) $   (409.56)

(s) Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not.

(t) Comprehensive Income (Loss)

Other comprehensive income (loss) recorded by the Company for the years ended December 31, 2002, 2001 and 2000 was primarily attributable to foreign currency translation adjustments.

(u) Net Loss Per Share

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

The following table presents the calculation of basic and diluted net loss per share from continuing operations:

                                                                   Year Ended December 31,
                                                            ------------------------------------
                                                               2002        2001         2000
                                                            ----------  -----------  -----------
                                                               (in thousands, except per
                                                                     share amounts)
Numerator:
 Net loss from continuing operations before
  cumulative effect of accounting change.................. $ (100,392) $  (939,103) $(3,072,046)
                                                            ----------  -----------  -----------
Denominator:
 Weighted-average shares of common
  stock outstanding.......................................     22,420       13,880        8,306
 Less weighted-average shares subject
  to repurchase...........................................        (17)        (137)        (545)
                                                            ----------  -----------  -----------
 Denominator for basic and diluted calculation............     22,403       13,743        7,761
                                                            ==========  ===========  ===========
Basic and diluted net loss per
 common share from continuing operations
 before cumulative effect of accounting change............ $    (4.48) $    (68.33) $   (395.83)
                                                            ==========  ===========  ===========

All warrants, outstanding stock options and shares subject to repurchase by KANA have been excluded from the calculation of diluted net loss per share because all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

                                                                   Year Ended December 31,
                                                            ------------------------------------
                                                               2002        2001         2000
                                                            ----------  -----------  -----------
Stock options and warrants................................      7,917        6,753        2,554
Common stock subject to repurchase........................         18           28          389
                                                            ----------  -----------  -----------
                                                                7,935        6,781        2,943
                                                            ==========  ===========  ===========

The weighted average exercise price of stock options and warrants outstanding was $26.38, $50.05 and $386.72 as of December 31, 2002, 2001 and 2000, respectively.

(v) Segment Reporting

KANA's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, KANA considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. Geographic information on revenue for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

                                                      Year Ended December 31,
                                               -------------------------------------
                                                  2002         2001         2000
                                               -----------  -----------  -----------
United States................................ $    53,589  $    76,794  $    98,461
International................................      25,501       13,801       19,494
                                               -----------  -----------  -----------
                                              $    79,090  $    90,595  $   117,955
                                               ===========  ===========  ===========

During the year ended December 31, 2002, one customer represented 11% of total revenues. During the years ended December 31, 2001 and 2000, no customer represented more than 10% of total revenues. Revenue from the United Kingdom accounted for approximately 16.9% and 11% of total revenues in the years ended December 31, 2002 and 2000, respectively. Revenue to any one foreign country did not exceed 10% of total revenue in 2001.

Geographic information on KANA's long-lived assets is as follows (in thousands):

                       Year Ended December 31,
                       ----------------------
                          2002        2001
                       ----------  ----------
United States........ $   32,416  $   85,039
International........      1,735       2,100
                       ----------  ----------
                      $   34,151  $   87,139
                       ==========  ==========

(w) Recent Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged.

In November 2002, the EITF reached a consensus on issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21") on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the company would be the quarter ending September 30, 2003. The Company believes that the adoption of this issue is not expected to have a material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods beginning after December 15, 2002. The adoption of FIN 45 has not had a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes that the adoption of this standard will not have a material impact on its financial statements. However, changes in the Company's business relationships with various entities could occur which may impact its financial statements under the requirements of FIN 46.

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
                                                            ===========

Deferred compensation recorded in connection with the merger will be amortized over a four-year period. Negative goodwill was to be amortized over its estimated useful life of three years. However, due to the Company's adoption of SFAS 142 on January 1, 2002, negative goodwill was eliminated in the first quarter of 2002 resulting in a gain of $3.9 million.

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

Fair market value of common stock..........................$    81,478
Fair market value of options and warrants assumed...........    12,586
Acquisition-related costs...................................     7,308
                                                            -----------
Total......................................................$   101,372
                                                            ===========

In connection with the Broadbase merger, KANA recorded $13.4 million of merger-related integration expenses and transition costs during the year ended December 31, 2001. These amounts consisted primarily of personnel costs of $5.6 million and duplicate facility and insurance costs, redundant assets, and professional fees associated with the merger of $7.8 million. As of December 31, 2001, the Company had approximately $10.3 million remaining in accrued merger-related costs on the consolidated balance sheet in accrued restructuring and merger costs, which were paid in 2002.

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

                                                              (Unaudited Pro Forma)
                                                               For the Year Ended
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
                                                            -----------
 Net assets acquired...................................... $ 3,811,247
                                                            ===========

The purchase price was determined using the average fair market value of the Company's common stock from January 31, 2000 to February 14, 2000, five trading days before and after the merger agreement was announced. The purchase price is summarized as follows (in thousands):

Fair market value of common stock..........................$ 3,373,425
Fair market value of options and warrants assumed..........    404,922
Acquisition-related costs..................................     32,900
                                                            -----------
Total......................................................$ 3,811,247
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

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in- process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Silknet had two projects in process that were 90% complete. These projects were completed as of December 31, 2001.

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

As discussed in Note 1, the Company recorded a $2.1 billion impairment charge to reduce the value of goodwill resulting from the Silknet acquisition. This impairment charge is not reflected in the above unaudited pro forma information.

3. Financial Statement Detail

Cash equivalents consisted of the following (in thousands):

                                                     December 31,
                                               ------------------------
                                                  2002         2001
                                               -----------  -----------
Money market funds........................... $     8,514  $    21,992
Municipal securities.........................       1,853           --
Certificate of Deposit.........................       114           --
                                               -----------  -----------
                                              $    10,481  $    21,992
                                               ===========  ===========

Short-term investments consisted of the following (in thousands):

                                                     December 31,
                                               ------------------------
                                                  2002         2001
                                               -----------  -----------
Municipal securities......................... $     3,784  $    13,636
Corporate notes / bonds......................       6,752        1,018
                                               -----------  -----------
                                              $    10,536  $    14,654
                                               ===========  ===========

Property and equipment, net consisted of the following (in thousands):

                                                     December 31,
                                               ------------------------
                                                  2002         2001
                                               -----------  -----------
Computer equipment........................... $    22,692  $    28,024
Furniture and fixtures.......................       2,898        2,784
Leasehold improvements.......................       4,058        3,762
Internal use software........................      15,116           --
                                               -----------  -----------
                                                   44,764       34,570
Less accumulated depreciation and amortizatio     (22,471)     (15,188)
                                               -----------  -----------
                                              $    22,293  $    19,382
                                               ===========  ===========

Accrued liabilities consisted of the following (in thousands):

                                                     December 31,
                                               ------------------------
                                                  2002         2001
                                               -----------  -----------
Accrued payroll and related expenses......... $     3,851  $     5,197
Accrued commissions..........................       2,067        3,238
Other accrued liabilities....................       7,963       16,857
                                               -----------  -----------
                                              $    13,881  $    25,292
                                               ===========  ===========

Other income (expense), net consisted of the following (in thousands):

                                                      Year Ended December 31,
                                               -------------------------------------
                                                  2002         2001         2000
                                               -----------  -----------  -----------
Interest income.............................. $       965  $     2,266  $     5,991
Interest expense.............................         107         (152)        (242)
Other........................................        (159)        (593)        (915)
                                               -----------  -----------  -----------
                                              $       913  $     1,521  $     4,834
                                               ===========  ===========  ===========

4. Goodwill

Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on the Company's estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, the Company is required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. The Company uses the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Amortization of goodwill ceased as of January 1, 2002 upon the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Instead, the Company is now required to test goodwill for impairment under certain circumstances, write down goodwill when it is impaired.

The Company regularly evaluates acquired businesses for potential indicators of impairment of goodwill and intangible assets. The Company's judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with the Company's acquired businesses are impaired.

Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon the Company's analysis at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and the Company performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense. Circumstances that led to the impairment included the lower-than-previously-expected revenues and net loss for the second quarter of 2002 and the revision of estimates of the Company's revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated revenue and cash flows in future quarters. The Company used relevant market data, including KANA's market capitalization during the period following the revision of estimates, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002. The remaining amount of goodwill as of December 31, 2002 was $7.4 million. Any further impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

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

The Company ceased amortizing goodwill as of the beginning of fiscal 2002. The following table presents comparative information showing the effects that the non-amortization of goodwill provisions of SFAS 142 would have had on the net loss and basic and diluted net loss per share for the periods shown (in thousands, except per share amounts):

                                                Year Ended December 31,
                                         -------------------------------------
                                            2002         2001         2000
                                         -----------  -----------  -----------
Reported net loss...................... $   (96,110) $  (942,895) $(3,070,873)
Goodwill amortization..................          --      118,060      866,328
                                         -----------  -----------  -----------
Adjusted net loss...................... $   (96,110) $  (824,835) $(2,204,545)
                                         ===========  ===========  ===========

Basic and diluted net loss per share... $     (4.29) $    (68.61) $   (395.68)
Goodwill amortization..................          --         8.59       111.63
                                         -----------  -----------  -----------
Adjusted basic and diluted
  net loss per share................... $     (4.29) $    (60.02) $   (284.05)
                                         ===========  ===========  ===========
Shares used in computing adjusted basic
  and diluted net loss per share.......      22,403       13,743        7,761
                                         ===========  ===========  ===========

The components of goodwill and other intangibles are as follows (in thousands):

                                               December 31,
                                         ------------------------
                                            2002         2001
                                         -----------  -----------
Goodwill............................... $ 3,085,207  $ 3,135,925
Less: impairment charges...............  (1,536,395)  (1,481,395)
Less: accumulated amortization.........  (1,541,364)  (1,595,983)
                                         -----------  -----------
Goodwill, net..........................       7,448       58,547
                                         -----------  -----------

Purchased technology...................      14,400       14,400
Less: accumulated amortization.........     (12,947)      (8,147)
                                         -----------  -----------
Intangibles, net.......................       1,453        6,253
                                         -----------  -----------
Goodwill and intangibles, net.......... $     8,901  $    64,800
                                         ===========  ===========

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill, net, as of December 31, 2001... $    58,547
Write-off of negative goodwill...........       3,901
Impairment...............................     (55,000)
                                           -----------
Goodwill, net, as of December 31, 2002... $     7,448
                                           ===========

5. Notes Payable

At December 31, 2002, the Company maintained a line of credit totaling $5.0 million, which is collateralized by all of its assets and bears interest at the bank's prime rate plus .25% (4.5% as of December 31, 2002 and 5.25% as of December 31, 2001). The line of credit expires in November 2003, at which time the entire balance of the line of credit will be due. Total borrowings as of December 31, 2002 and 2001 were $3.4 and $1.2 million under this line of credit. The line of credit contains a financial covenant that requires the Company to maintain at least a $8.0 million dollar balance in cash or cash equivalents with the bank at all times. In lieu of this minimum balance covenant the Company may also cash-secure the facility with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that the Company maintains at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. As of December 31, 2002, the Company was in compliance with all financial covenants.

In June 2002, the Company entered into a non-recourse receivables purchase agreement with a bank which provides for the sale of up to $5.0 million in certain qualified receivables subject to an administrative fee and a discount schedule ranging from the bank's prime rate of interest plus 0.50% to the bank's prime rate of interest plus 1.50%. The Company had not sold any receivables under this agreement as of December 31, 2002.

Included in notes payable are the Company's capital lease obligations at December 31, 2002, totaling $15,100. All capital leases will be fully repaid during 2003 and are therefore classified as current liabilities. As of December 31, 2001, the Company's capital lease obligation was $284,000.

6. Commitments and Contingencies

(a) Lease Obligations

The Company leases its facilities under noncancelable operating leases with various expiration dates through December 2010. In connection with its existing leases, the Company entered into letters of credit totaling $868,000 expiring in 2003 through 2010. The letters of credit are supported by either restricted cash or the Company's line of credit.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

   Year Ending December 31,
  --------------------------
     2003...................................... $    5,539
     2004......................................      4,917
     2005......................................      5,087
     2006......................................      3,830
     2007......................................      3,096
     Thereafter................................      6,782
                                                 ----------
     Total minimum lease payments.............. $   29,251
                                                 ==========

Rent expense for properties in use, net of sublease payments, was approximately $4.2 million, $8.7 million and $8.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Restructuring expense related to restructured properties was a gain of $5.1 million and $38.2 million for the years ended December 31, 2002 and 2001, respectively. Sublease payments were approximately $814,000, $637,000 and $324,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

(b) Litigation

In April 2001, Office Depot, Inc. filed a complaint against KANA in the Circuit Court for the 15th District of the State of Florida claiming that KANA breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to KANA, attorneys' fees and costs. Management believes we have meritorious defenses to these claims and intends to defend the action vigorously.

The underwriters for KANA's initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Capital Corp as well as KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The parties have agreed that the claims against the current and former officers of KANA shall be dismissed without prejudice. The cases allege violations by more than 300 issuers of stock, including KANA and the underwriters of various securities laws on behalf of a class of plaintiffs who purchased KANA's stock between September 21, 1999 and December 6, 2000 in connection with the Company's initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA's and other issuers' securities in the initial public offering and in the aftermarket. Management believes we have meritorious defenses to these claims and intends to defend the action vigorously.

On April 16, 2002, Davox Corporation (now Concerto Software) filed an action against the Company in the Superior Court, Middlesex, Commonwealth of Massachusetts, asserting breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, misrepresentation, and unfair trade practices, in relation to an OEM Agreement between the Company and Davox under which Davox has paid a total of approximately $1.6 million in fees. Davox seeks actual and punitive damages in an amount to be determined at trial, and award of attorneys' fees. This action is in its early stages and has been re-filed in the Circuit Court of Cook County, Illinois. Management believes the Company has meritorious defenses to these claims and intends to defend the action vigorously.

On February 20, 2003, Tumbleweed Communications Corp. filed suit against the Company's customer, Ameritrade, Inc., in the U.S. District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,192,407, and seeking injunctive relief, damages and attorneys fees. The Company has agreed to assume defense of this case on behalf of Ameritrade. Management believes the Company has meritorious defenses to these claims and intends to defend the action vigorously.

Other third parties have from time to time claimed, and others may claim in the future that the Company has infringed their past, current or future intellectual property rights. The Company has in the past been forced to litigate such claims. These claims, whether meritorious or not, could be time- consuming, result in costly litigation, require expensive changes in our methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company's business.

As of December 31, 2002, approximately $700,000 was accrued as the Company's estimate of costs related to the above legal proceedings. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the results from operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

7. Stockholders' Equity

(a) Private Placement and Initial Public Offering

On February 12, 2002, the Company completed the sale of an aggregate of approximately 2.9 million shares of its common stock to institutional investors in a private placement, for gross proceeds of approximately $34.5 million (before transaction-related costs of $3.1 million).

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

(c) Common Stock

As an incentive for continued employment, the Company has issued to founders 1,099,440 shares of common stock, which are subject to repurchase on termination of employment. Such repurchase rights lapse in a series of equal monthly installments over a four-year period ending in June 2000. As of December 31, 2000, all shares were vested.

Certain option holders have exercised options to purchase shares of restricted common stock in exchange for four-year full recourse promissory notes. The notes bear interest at 5.7% and expire on various dates through 2003. The Company has the right to repurchase all unvested shares purchased by the notes at the original exercise price in the event of employee termination. The number of shares subject to this repurchase right decreases as the shares vest under the original option terms, generally over four years. As of December 31, 2002, there were approximately 10,900 shares subject to repurchase. These options were exercised at prices ranging from $01.45 to $33.75 with a weighted- average exercise price of $5.77 per share.

(d) Stock Compensation Plans

The KANA 1999 Employee Stock Purchase Plan ("KANA ESPP") allows eligible employees to purchase common stock through payroll deductions of up to 15% of an employee's compensation. Each offering period will have a maximum duration of 24 months and will consist of four six-month purchase periods. The purchase price of the common stock will be equal to 85% of the fair market value per share on the participant's entry date into the offering period, or, if lower, 85% of fair market value per share on each semi-annual purchase date. The KANA ESPP qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. As of December 31, 2002, 93,950 shares were issued from the KANA ESPP.

Upon the merger with Broadbase in June 2001, the Company assumed Broadbase's 1999 Employee Stock Purchase Plan (the "Broadbase ESPP"). The Broadbase ESPP has terms similar to the KANA ESPP. As of December 31, 2002, 155,691 shares were issued under the Broadbase ESPP. This plan expires with the purchase June 30, 2003.

The Company's 1999 Stock Incentive Plan (the "1999 Plan"), as successor to the 1997 Stock Option/Stock Issuance Plan (the "1997 Plan"), provides for a total of 5,804,120 shares of the Company's common stock to be granted to employees, independent contractors, officers, and directors. Options are granted at an exercise price equivalent to the closing fair market value on the date of grant. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than 10 years from the date of grant. Options are immediately exercisable and generally vest monthly over four years, after a 6 month cliff. Plans of acquired companies have similar terms as those of the 1999 Plan. Outstanding options under all these plans were assumed in the respective merger or acquisition.

Upon the merger with Broadbase in June 2001, the Company assumed Broadbase's existing 1999 and 2000 Stock Incentive Plans (Broadbase Incentive Plans). These Broadbase Incentive Plans have similar terms as the 1999 Plan. Upon the date of the merger, 2,515,984 and 5,251,061 options were outstanding and available for grant, respectively, under the Broadbase Incentive Plans.

In December 1999, the board of directors approved the 1999 Special Stock Option Plan and 100,000 shares of common stock were reserved for issuance under this plan. The Special Stock Option Plan has similar terms as those of the 1999 Plan, except that options may be granted with an exercise price less than, equal to, or greater than the fair market value of the option shares on the grant date. This plan expired upon the merger with Broadbase in June 2001.

A summary of stock option activity for all plans follows:

                                              Options Outstanding
                                            -----------------------
                                                                Weighted
                                        Shares                  Average
                                       Available   Number of    Exercise
                                       for Grant    Shares       Price
                                      ----------- -----------  ----------
Balances, December 31, 1999..........    786,787     377,112  $   127.10
  Additional shares authorized.......  1,258,310          --          --
  Options assumed....................         --     342,199      168.70
  Options granted.................... (2,151,300)  2,151,300      521.30
  Options exercised..................         --    (103,637)      41.20
  Options canceled and retired.......    279,235    (284,800)     788.80
                                      ----------- -----------  ----------
Balances, December 31, 2000..........    173,032   2,482,174      397.80
  Additional shares authorized.......  1,500,000          --          --
  Option plan assumed................  5,251,061   2,515,984      131.97
  Options granted.................... (4,636,083)  4,636,083       13.81
  Options exercised..................         --    (537,314)       4.81
  Options canceled and retired.......  1,399,025  (2,802,287)     208.82
                                      ----------- -----------  ----------
Balances, December 31, 2001..........  3,687,035   6,294,640       48.63
  Additional shares authorized.......  2,133,745          --
  Options granted.................... (3,563,236)  3,563,236        5.05
  Options exercised..................         --    (426,422)       4.06
  Options canceled and retired.......  2,186,628  (2,226,601)      62.84
                                      ----------- -----------  ----------
Balances, December 31, 2002..........  4,444,172   7,204,853  $    25.42
                                      =========== ===========  ==========

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                          Options Outstanding          Options Exercisable
                    --------------------------------- ----------------------
                                 Weighted
                                 Average    Weighted               Weighted
                                Remaining    Average                Average
                      Number    Contractual Exercise    Number     Exercise
                     of shares     Life       Price    of shares     Price
                    ----------- ----------  --------- -----------  ---------
$0.10--$1.15.......    548,591        9.5  $    0.82     191,258  $    0.30
$1.19--$1.63.......  1,223,960        9.5       1.62     211,232       1.61
$2.05--$8.76.......  1,592,480        8.7       5.97     560,760       6.80
$9.48--$12.40......  1,097,358        9.0      10.44     692,531      10.08
$13.80--$14.41.....  2,021,057        9.0      14.41     518,679      14.41
$14.57--$75.00.....    421,628        8.5      22.21     167,334      26.26
$90.40--$1,395.00..    299,779        7.3     404.41     192,983     425.59
                    ----------- ----------  --------- -----------  ---------
                     7,204,853        8.9  $   25.42   2,534,777  $   41.50
                    =========== ==========  ========= ===========  =========

The weighted average exercise price of stock options outstanding was $48.63 and $397.80 as of December 31, 2001 and December 31, 2000, respectively. With the exception of grants for which the charges are referred to below, the fair value of stock options granted equaled the exercise price on the date of grant.

The Company uses the intrinsic-value method in accounting for its stock-based compensation plans. Accordingly, compensation cost has been recognized in the financial statements for those options issued with exercise prices at less than fair value at date of grant. Options granted with an exercise price below the fair market value resulted in a charge of $1.5 million in 2002 and $2.6 million in 2001. Cancellations of grants with previous associated charges resulted in a reversal of compensation expense of $1.2 million in 2002 and $3.0 million in 2001. In connection with the merger with Broadbase, the Company recorded unearned stock-based compensation totaling approximately $15.5 million during the year ended December 31, 2001. These amounts are included as a component of stockholders' equity and are being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28.

Had compensation cost for the Company's plans been determined consistent with the fair value approach in SFAS No. 123, the Company's net loss and net loss per share would have been as indicated below (in thousands, except per share amounts):

                                                  Year Ended December 31,
                                           ------------------------------------
                                              2002        2001         2000
                                           ----------  -----------  -----------
Net loss:
  As reported............................ $  (96,110) $  (942,895) $(3,070,873)
  Pro forma.............................. $ (128,768) $  (896,972) $(3,178,622)
Basic and diluted net loss per share:
  As reported............................ $    (4.29) $    (68.61) $   (395.68)
  Pro forma.............................. $    (5.75) $    (65.27) $   (409.56)

The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted average assumptions:

                               Options                         ESPP
                    ------------------------------ ------------------------------
                    Interest                       Interest
                      Rate      Term    Volatility   Rate      Term    Volatility
                    --------- --------- ---------- --------- --------- ----------
2002................    3.02%   3 yrs         127%     1.27%   6 mths        127%
2001...............     3.62%   3 yrs         100%     1.82%   6 mths        100%
2000...............     6.16%   3 yrs         100%     5.30%   9 mths        100%

The weighted average fair value of the employee stock purchase rights granted under the 1999 ESPP during 2002, 2001 and 2000 was $5.71, $18.31, and $4.99 respectively.

The weighted average fair value and exercise price of the options granted are as follows:

                                                           Weighted Average Exercise Pri  Weighted Average Fair Value
                                                           ----------------------------  ----------------------------
                                                             2002      2001      2000      2002      2001      2000
                                                           --------  --------  --------  --------  --------  --------
Exercise price does not exceed fair value on grant date.. $   5.05  $  14.01  $ 512.20  $   3.64  $  11.30  $ 334.90
Exercise price exceeds fair value on grant date.......... $     --  $  12.51  $ 811.20  $     --  $   7.56  $ 526.90
Total options............................................ $   5.05  $  13.81  $ 521.30  $   3.64  $  10.79  $ 342.00

(e) Warrants

In September 2000, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock pursuant to a stock and warrant purchase agreement in connection with its global strategic alliance. The shares of the common stock issued were fully vested, and the Company recorded a charge of approximately $14.8 million to be amortized over the four-year term of the agreement. As of December 31, 2002, warrants to purchase 33,997 shares of common stock are fully vested and 28,503 have been forfeited, with the remainder becoming vested upon the achievement of certain performance goals. The vested warrants were valued using the Black-Scholes model resulting in charges totaling $2.0 million of which $1.0 million is being amortized over the remaining term of the agreement and $1.0 million was immediately expensed in the fourth quarter of 2000. The Company will incur a charge to stock-based compensation for the unvested portion of the warrant when performance goals are achieved. As of December 31, 2002, shares of common stock under the warrant which were unvested had a fair value of approximately $20,000 based upon the fair market value of the Company's common stock at such date.

In June 2001, the Company entered into an agreement to issue to a customer a fully vested and exercisable warrant to purchase up to 25,000 shares of common stock pursuant to a warrant purchase agreement. The Company has recorded deferred stock-based compensation of $330,000 for the warrant using the Black- Scholes model. This amount was amortized as a reduction of revenue in 2001.

In September 2001, the Company issued to a customer a warrant to purchase up to 5,000 shares of common stock pursuant to a warrant purchase agreement. The warrant fully vests in September 2006 and has a provision for acceleration of vesting 1,250 shares annually over four years if certain marketing criteria are met by the customer. The warrants were valued using the Black-Scholes model resulting in a charge to stock-based compensation of approximately $29,000 which is being amortized over the five-year term of the agreement.

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

As of December 31, 2002, there was approximately $8.6 million of total unearned deferred stock-based compensation remaining to be amortized, of which $6.3 million is associated with warrants issued.

8. Restructuring Costs

In November of 2002, the Company entered into an amendment to a facility lease. In connection with this lease amendment, our evaluation of real estate market conditions relating to this and other excess leased facilities, and discussions with its other landlords, the Company reduced its associated restructuring reserve by approximately $9.1 million. This reduction in restructuring reserve was primarily comprised of a $4.0 million payment made in connection with the lease amendment, as well as approximately $5.1 million in cost savings resulting from this amendment that were reflected in the Company's operating results for the quarter ended December 31, 2002.

In the past, the Company has experienced substantial increases in expenditures consistent with growth in its operations and personnel. To reduce its expenditures, the Company restructured in several areas, including reduced staffing, expense management and capital spending. In 2001, the Company incurred restructuring charges of approximately $89.0 million related to the reductions in its workforce and costs associated with certain excess leased facilities and asset impairments. Included in the $89.0 million are non-cash charges totaling $28.3 million primarily related to disposals of fixed assets. The restructuring costs in 2001 include $26.4 million for assets disposed of or removed from operations. Assets disposed of or removed from operations consisted primarily of computer equipment and related software, office equipment, furniture and fixtures, and leasehold improvements.

The restructuring costs in 2001 also include $24.4 million, for severance, benefits and related costs due to the reduction in workforce. As of December 31, 2001, the Company had 409 full-time employees. The Company restructured the organization throughout 2001 with net workforce reductions of approximately 772 employees, or 65% from December 31, 2000, in order to streamline operations, eliminate redundant positions after the merger with Broadbase, and reduce costs and bring staffing and structure in line with industry standards and current economic conditions. These reductions have been significant, particularly in light of the increase of approximately 896 employees upon the acquisition of Broadbase Software in June of 2001.

The restructuring costs in 2001 also include $38.2 million due to the Company's decision to exit and reduce certain facilities. The estimated facility costs are based on the Company's contractual obligations, net of assumed sublease income based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2010 unless the Company negotiates to exit the leases at an earlier date.

A summary of restructuring expenses, payments, and liabilities for the years ended and as at December 31, 2001 and 2002 is as follows (in thousands):

                                                                    Fixed Asset
                                          Severance    Facilities    Disposals     Totals
                                          ----------  ------------  ------------  --------
Restructuring reserve at 12/31/2000..... $       --  $         --  $         --  $     --
                                          ----------  ------------  ------------  --------
Restructuring charge....................     24,426        38,168        26,453    89,047
Non-cash charges........................     (1,858)           --       (26,453)  (28,311)
Payments made...........................    (21,655)      (10,750)           --   (32,405)
                                          ----------  ------------  ------------  --------
Restructuring reserve at 12/31/2001.....        913        27,418            --    28,331
                                          ----------  ------------  ------------  --------
Non-cash reduction of restructuring.....         --        (5,086)           --    (5,086)
Payments made...........................       (695)      (12,415)           --   (13,110)
Sublease payments received..............         --           814            --       814
                                          ----------  ------------  ------------  --------
Restructuring reserve at 12/31/2002..... $      218  $     10,731  $         --  $ 10,949
                                          ==========  ============  ============  ========

9. Retirement Plan

The Company has a 401(k) retirement plan, which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified amount. The Company, at its discretion, may make additional matching contributions on behalf of the participants of the retirement plan. No contributions were made by the Company for the years ended December 31, 2002, 2001 and 2000.

10. Income Taxes

The 2002, 2001 and 2000 income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands):

                                                      Year Ended December 31,
                                                 ------------------------------------
                                                    2002        2001         2000
                                                 ----------  -----------  -----------
Federal tax benefit at statutory rate.......... $  (31,659) $  (320,272) $(1,040,940)
Stock-based compensation ......................         --          379        3,861
Merger-based costs.............................         --        2,584        7,564
Net operating losses and temporary
   differences, no tax benefit recognized......     12,160       68,302       26,517
Goodwill amortization and impairment...........     19,006      248,447    1,005,673
Other permanent differences....................        493          560       (2,675)
                                                 ----------  -----------  -----------
Total tax expense.............................. $       --  $        --  $        --
                                                 ==========  ===========  ===========

The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set as follows (in thousands):

                                                      December 31,
                                                 -----------------------
                                                    2002        2001
                                                 ----------  -----------
 Deferred tax assets:
   Accruals and reserves....................... $    2,010  $     4,604
   Property and equipment......................      4,170        8,379
   Stock option deduction......................     42,009       35,183
   Other.......................................      4,940          967
   Net operating loss..........................    139,576      149,041
                                                 ----------  -----------
 Gross deferred tax assets.....................    192,705      198,174
 Valuation allowance...........................   (192,705)    (198,174)
                                                 ----------  -----------
   Net deferred tax assets..................... $       --  $        --
                                                 ==========  ===========

The net change in the valuation allowance for the year ended December 31, 2002 was a decrease of approximately $5.5 million. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

As of December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $388.9 million and $118.2 million, respectively. The federal net operating loss carryforwards, if not offset against future taxable income, will expire from 2011 through 2022.

Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. A portion of the net operating loss and tax credit carryforwards subject to potential expiration has not been included in deferred tax assets.

A portion of deferred tax assets relating to net operating losses pertain to net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in-capital rather than a reduction of income tax provision.

11. Discontinued Operation

As of the quarter ended June 30, 2001, the Company adopted a plan to discontinue the KANA Online business. The Company no longer seeks new business for KANA Online, but continued to service all ongoing contractual obligations it has to its existing customers through April 2002. Accordingly, KANA Online is reported as a discontinued operation for the years ended December 31, 2002, 2001 and 2000. The estimated loss on the disposal of KANA Online was $3.7 million as of June 30, 2001, consisting of an estimated loss on disposal of the assets of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. The loss on disposal was recorded in the second quarter of 2001 and adjusted in the second quarter of 2002, resulting in a gain of $0.4 million.

This operation has been presented as a discontinued operation for all periods presented. The KANA Online operating results are as follows (in thousands):

                                                               Year Ended December 31,
                                                            ----------------------------
                                                              2002      2001      2000
                                                            --------  --------  --------
Revenues ................................................. $     --  $  3,161  $  6,230

Income (loss) from operations of discontinued operation ..       --      (125)    1,173
Gain/(loss) on disposal ..................................      381    (3,667)       --
                                                            --------  --------  --------
Total income (loss) on discontinued operations ........... $    381  $ (3,792) $  1,173
                                                            ========  ========  ========

12. Related Party Transactions

During 2002, the Company provided support services to a company that is affiliated with a director of KANA. The Company recognized approximately $59,400 in revenue related to the company in the year ended December 31, 2002.

In addition, the Company purchased software and support services from this company in 2002 totaling $239,100. The purchase cost of the software and support was included in fixed assets and prepaid maintenance. Management believes that this contract has rates and terms that are comparable with those entered into with independent third parties.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
KANA COMMUNICATIONS, INC.

                                       Balance    Additions
                                         at      Charged to                Balance
                                      Beginning  Revenues and              at End
                                       of Year    Expenses     Deductions  of Year
                                      ---------  -----------   ---------  ---------
Allowance for Doubtful Accounts:
 Year ended December 31, 2002....... $   6,844  $        57   $  (2,086) $   4,815

 Year ended December 31, 2001.......     1,966       13,970      (9,092)     6,844

 Year ended December 31, 2000.......       366        1,962        (362)     1,966

                                                  Additions
                                       Balance   Charged to
                                         at       Deferred                 Balance
                                      Beginning   Tax Asset                at End
                                       of Year    Valuation    Deductions  of Year
                                      ---------  -----------   ---------  ---------
Deferred Tax Asset Valuation Allowance:
 Year ended December 31, 2002....... $ 198,174  $        --   $   1,092  $ 197,082

 Year ended December 31, 2001.......    50,143      148,031          --    198,174

 Year ended December 31, 2000.......    20,469       29,674          --     50,143

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, state of California, on the 28th day of March, 2003.

KANA Software, Inc.

/s/ CHUCK BAY Chuck Bay Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     March 28, 2003          By     /s/ CHUCK BAY
   Chuck Bay

   Chief Executive Officer and

   Director (Principal Executive Officer)

Date:     March 28, 2003          By     /s/ JOHN HUYETT
   John Huyett

   Chief Financial Officer

   (Principal Financial and Accounting Officer)

Date:     March 28, 2003          By     /s/ JAMES C. WOOD
   James C. Wood

   Chairman of the Board of Directors

Date:     March 28, 2003          By     /s/ TOM GALVIN
   Tom Galvin

   Director

Date:     March 28, 2003          By     /s/ KEVIN HARVEY
   Kevin Harvey

   Director

Date:     March 28, 2003          By     /s/ MASSOOD ZARRABIAN
   Massood Zarrabian

   Director

CERTIFICATIONS

I, Chuck Bay, certify that:

1. I have reviewed this annual report on Form 10-K of Kana Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 28, 2003          By     /s/ CHUCK BAY
   Chuck Bay

   Chief Executive Officer

I, John Huyett, certify that:

1. I have reviewed this annual report on Form 10-K of Kana Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 28, 2003          By     /s/ JOHN HUYETT
   John Huyett

   Chief Financial Officer