Form 10-Q
period 2003-03-31
KANA SOFTWARE INC
filed 2003-05-09
CIK 1089907

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Exchange Act). YES [   ] NO [X]

    On April 30, 2003, approximately 23,056,555 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

KANA Software, Inc.
Form 10-Q
Quarter Ended March 31, 2003 Index

Part I: Financial Information

Item 1: Financial Statements

KANA Software, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                          March 31,   December 31,
                                                             2003         2002
                                                         -----------  -----------
                                                                (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents............................. $    30,163  $    21,962
 Short-term investments................................       1,530       10,536
 Accounts receivable, net..............................       6,879       10,269
 Prepaid expenses and other current assets.............       2,948        3,184
                                                         -----------  -----------
   Total current assets................................      41,520       45,951
Restricted cash........................................         448          448
Property and equipment, net............................      20,169       22,293
Goodwill...............................................       7,448        7,448
Intangible assets, net.................................         253        1,453
Other assets...........................................       2,600        2,957
                                                         -----------  -----------
    Total assets....................................... $    72,438  $    80,550
                                                         ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of notes payable...................... $     3,446  $     3,469
 Accounts payable......................................       4,532        3,908
 Accrued liabilities...................................      11,249       13,881
 Accrued restructuring.................................       3,109        2,834
 Deferred revenue......................................      23,201       26,392
                                                         -----------  -----------
  Total current liabilities............................      45,537       50,484
Accrued restructuring, less current portion............       7,148        8,114
                                                         -----------  -----------
    Total liabilities..................................      52,685       58,598
                                                         -----------  -----------
Stockholders' equity:
 Common stock..........................................         195          195
 Additional paid-in capital............................   4,272,307    4,273,029
 Deferred stock-based compensation.....................      (6,432)      (8,602)
 Accumulated other comprehensive losses................          43         (175)
 Accumulated deficit...................................  (4,246,360)  (4,242,495)
                                                         -----------  -----------
    Total stockholders' equity.........................      19,753       21,952
                                                         -----------  -----------
    Total liabilities and stockholders' equity......... $    72,438  $    80,550
                                                         ===========  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                       2003       2002
                                                                    ---------  ---------
                                                                         (unaudited)
Revenues:
   License........................................................ $   9,351  $  15,129
   Service........................................................     8,758     10,014
                                                                    ---------  ---------
Total revenues....................................................    18,109     25,143
                                                                    ---------  ---------
Cost of revenues:
   License........................................................       918        965
   Service (excluding stock-based compensation of
        $103 and $383, respectively)..............................     2,362      3,907
                                                                    ---------  ---------
Total cost of revenues............................................     3,280      4,872
                                                                    ---------  ---------
Gross profit .....................................................    14,829     20,271
                                                                    ---------  ---------
Operating expenses:
   Sales and marketing (excluding stock-based compensation
     of $549 and $2,033, respectively)............................     7,437     10,305
   Research and development (excluding stock-based compensation
     of $513 and $1,897, respectively)............................     6,080      6,638
   General and administrative (excluding stock-based compensation
     of $222 and $5,574, respectively)............................     2,680      3,220
   Amortization of stock-based compensation.......................     1,387      9,887
   Amortization of identifiable intangibles.......................     1,200      1,200
                                                                    ---------  ---------
Total operating expenses..........................................    18,784     31,250
                                                                    ---------  ---------
Operating loss....................................................    (3,955)   (10,979)
Other income, net.................................................        90        298
                                                                    ---------  ---------
Loss from operations..............................................    (3,865)   (10,681)
Cumulative effect of accounting change related
  to the elimination of negative goodwill.........................        --      3,901
                                                                    ---------  ---------
Net loss.......................................................... $  (3,865) $  (6,780)
                                                                    =========  =========
Basic and diluted net loss per share:
  Loss from operations............................................ $   (0.17) $   (0.51)
  Cumulative effect of accounting change..........................        --       0.19
                                                                    ---------  ---------
  Net loss........................................................ $   (0.17) $   (0.32)
                                                                    =========  =========

Shares used in computing basic and
  diluted net loss per share......................................    22,958     21,071
                                                                    =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 --------------------
                                                                   2003       2002
                                                                 ---------  ---------
                                                                        (unaudited)
Cash flows from operating activities:
   Net loss.................................................... $  (3,865) $  (6,780)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation..............................................     2,360      2,264
     Amortization of stock-based compensation..................     1,387      9,887
     Amortization of identifiable intangibles..................     1,200      1,200
     Elimination of negative goodwill..........................        --     (3,901)
     Change in allowance for doubtful accounts.................        --        280
     Changes in operating assets and liabilities:
         Accounts receivable...................................     3,390     (3,174)
         Prepaid and other current assets......................       236     (1,485)
         Other assets..........................................       357        119
         Accounts payable and accrued liabilities..............    (2,008)    (8,044)
         Accrued restructuring and merger......................      (691)   (13,639)
         Deferred revenue......................................    (3,191)     2,229
                                                                 ---------  ---------
     Net cash used in operating activities.....................      (825)   (21,044)
                                                                 ---------  ---------
Cash flows from investing activities:
   Purchases of short-term investments.........................      (862)    (3,969)
   Sales of short-term investments.............................     9,868      2,295
   Property and equipment purchases............................      (236)    (2,152)
   Decrease in restricted cash.................................        --        167
                                                                 ---------  ---------
         Net cash provided by (used in) investing activities...     8,770     (3,659)
                                                                 ---------  ---------
Cash flows from financing activities:
   Payments on capital lease obligations.......................       (23)       (72)
   Net proceeds from issuance of common stock and warrants.....        62     33,477
   Payments on stockholders' notes receivable..................        --        591
                                                                 ---------  ---------
         Net cash provided by financing activities.............        39     33,996
                                                                 ---------  ---------
Effect of exchange rate changes on cash and cash equivalents...       217        151
                                                                 ---------  ---------
Net increase in cash and cash equivalents......................     8,201      9,444
Cash and cash equivalents at beginning of period...............    21,962     25,476
                                                                 ---------  ---------
Cash and cash equivalents at end of period..................... $  30,163  $  34,920
                                                                 =========  =========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest...................... $      59  $      18
                                                                 =========  =========
 Cash paid during the period for income taxes.................. $       4  $      72
                                                                 =========  =========
 Noncash activities:
  Issuance of warrants to non-employees ....................... $      --  $   4,749
                                                                 =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by KANA Software, Inc. ("KANA" or the "Company"), and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission's ("SEC") rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA's audited consolidated financial statements and notes included in KANA's annual report on Form 10-K for the year ended December 31, 2002.

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

                                                                Three Months Ended
                                                                     March 31,
                                                              --------------------
                                                                 2003       2002
                                                              ---------  ---------
Numerator:
Loss from continuing operations before
  cumulative effect of accounting change ................... $  (3,865) $ (10,681)
                                                              ---------  ---------
Denominator:
Weighted-average shares of common stock outstanding ........    22,964     21,096
Less weighted-average shares subject to repurchase .........        (6)       (25)
                                                              ---------  ---------
Denominator for basic and diluted calculation ..............    22,958     21,071
                                                              ---------  ---------
Basic and diluted net loss per share from continuing
  operations before cumulative effect of accounting change.. $   (0.17) $   (0.51)
                                                              =========  =========

All warrants, outstanding stock options and shares subject to repurchase by KANA have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

                                          As of March 31,
                                      ----------------------
                                         2003       2002
                                      ---------  -----------
Stock options and warrants .........     9,394        6,632
Common stock subject to repurchase .         1           22
                                      ---------  -----------
                                         9,395        6,654
                                      =========  ===========

The weighted average exercise price of stock options and warrants outstanding was $21.75 and $48.50 as of March 31, 2003 and 2002, respectively.

Note 3. Comprehensive Loss

Comprehensive loss comprises net loss and foreign currency translation adjustments. Comprehensive loss was $3.6 million and $6.6 million for the three months ended March 31, 2003 and 2002, respectively.

Note 4. Stockholders' Equity

(a) Warrants

In September 2000, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock at $371.25 per share pursuant to a stock and warrant purchase agreement in connection with its global strategic alliance. The shares of the common stock issued were fully vested, and the Company recorded a charge of approximately $14.8 million to be amortized over the four-year term of the agreement. As of March 31, 2003, 33,997 shares of common stock subject to the warrant were fully vested and 28,503 had been forfeited, with the remaining 10,000 shares of common stock subject to the warrant becoming vested upon the achievement of certain performance goals. The vested portion of the warrant was valued using the Black-Scholes model resulting in charges totaling $2.0 million of which $1.0 million is being amortized over the remaining term of the agreement and $1.0 million was immediately expensed in the fourth quarter of 2000. The Company will incur a charge to stock-based compensation for the unvested portion of the warrant as performance goals are achieved.

In September 2001, the Company issued to a customer a warrant to purchase up to 5,000 shares of common stock at $7.50 per share pursuant to a warrant purchase agreement. The warrant fully vests in September 2006 and has a provision for acceleration of vesting 1,250 shares annually over four years if certain marketing criteria are met by the customer. The warrant was valued using the Black-Scholes model resulting in a charge to stock-based compensation of approximately $29,000 which is being amortized over the five-year term of the agreement as a reduction of revenue.

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

In November 2001, the Company issued to two investment funds warrants to purchase up to 386,118 shares of common stock at $10.00 per share in connection with a proposed financing which was to have been completed in February 2002 upon attaining stockholder approval. These warrants were initially exercisable for 193,059 shares. The exercisable warrants were valued using the Black-Scholes model resulting in a charge of approximately $1.0 million to deferred stock- based compensation. On February 1, 2002, the stockholders voted against the proposed financing, which resulted in the Company terminating the share purchase agreement and caused the warrants to become exercisable with respect to all 386,118 shares. The warrants are exercisable for two years from the date the share purchase agreement was terminated. Using the Black-Scholes model, the warrants issued in November 2001 that were initially exercisable were re-valued as of February 1, 2002, and the warrants that became exercisable on February 1, 2002 were valued as of such date, resulting in a charge totaling approximately $4.7 million which was reflected as amortization of stock-based compensation in the statement of operations in the first quarter of 2002.

In November 2002, the Company issued to its landlords warrants to purchase up to 200,000 shares of common stock at $1.61 per share in connection with an amendment to its existing facility lease. The warrant is exercisable until November 2003. The warrants were valued using the Black-Scholes model resulting in a charge of approximately $137,000 which was accounted for as a reduction to the restructuring liability.

(b) Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board 25, Accounting for Stock Issued to Employees. Deferred stock- based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock.

Deferred stock-based compensation resulting from option grants to employees, and warrants issued to non-employees, is amortized on an accelerated basis over the vesting period of the individual options, generally four years, in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other VariableStock Option or Award Plans.

As of March 31, 2003, there was approximately $6.4 million of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. KANA will amortize an additional $4.8 million of deferred stock-based compensation in 2003. Amortization of deferred stock based compensation in the years ended December 31, 2004 and 2005 will be approximately $1.5 million and $71,000, respectively.

The following table details, by operating expense, the Company's amortization of stock-based compensation (in thousands):

                                       Three Months Ended
                                            March 31,
                                          2003    2002
                                        -------  -------
Cost of service ...................... $   103  $   383
Sales and marketing ..................     549    2,033
Research and development .............     513    1,897
General and administrative ...........     222    5,574
                                        -------  -------
Total ................................ $ 1,387  $ 9,887
                                        =======  =======

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". The following table presents what the net loss and net loss per share would have been adjusted to the following pro forma amounts had the Company adopted FAS 123 (in thousands, except per share amounts):

                                                           Three Months Ended March 31,
                                                              -----------------------
                                                                2003          2002
                                                              ---------     ---------
As Reported:
  Net loss.........................................         $   (3,865)   $   (6,780)
  Basic and diluted net loss per share.............         $    (0.17)   $    (0.32)

Compensation expense included in net loss (1)......         $    1,387    $    9,887

Compensation expense if FAS 123 had been adopted (1)        $    1,200    $   19,968

Pro Forma:
  Net loss.........................................         $   (3,678)   $  (16,861)
  Basic and diluted net loss per share.............         $    (0.16)   $    (0.80)

(1) Unearned deferred compensation resulting from employee and nonemployee option grants is amortized on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28. Accordingly, the stock based compensation expense noted above is net of the reversal of previously recorded accelerated stock based compensation expense due to the forfeitures of those stock options prior to vesting.

Note 5. Commitments and Contingencies

Legal Proceedings. In April 2001, Office Depot, Inc. filed a complaint against KANA in the Circuit Court for the 15th District of the State of Florida claiming that KANA breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to KANA, attorneys' fees and costs. KANA believes it has meritorious defenses to these claims and intends to defend the action vigorously.

The underwriters for KANA's initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The parties have agreed that the claims against the current and former officers of KANA will be dismissed without prejudice. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA's stock between September 21, 1999 and December 6, 2000 in connection with KANA's initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA's and other issuers' securities in the initial public offering and in the aftermarket. The Company believes it has meritorious defenses to these claims and intends to defend the action vigorously.

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

On February 20, 2003, Tumbleweed Communications Corp. filed suit against KANA's customer, Ameritrade, Inc., in the U.S. District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,192,407, and seeking injunctive relief, damages and attorneys fees. KANA has agreed to assume defense of this case on behalf of Ameritrade. The Company believes it has meritorious defenses to these claims and intends to defend the action vigorously.

Other third parties have from time to time claimed, and others may claim in the future that KANA has infringed its past, current or future intellectual property rights. The Company has in the past been forced to litigate such claims. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in KANA's methods of doing business or could require KANA to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm KANA's business.

As of March 31, 2003, approximately $400,000 was accrued as KANA's estimate of costs related to the above legal proceedings. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the results from operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

Guarantees. KANA has provided letters of credit that secure its rental payments at various offices in the United States. The Company could be required to perform under these guarantees if it were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. These guarantees are renewed annually for successive one-year terms until the expiration of the related leases on April 30, 2007. The maximum potential amount of future payments the Company could be required to make under these letters of credit as of March 31, 2003 is $1.2 million.

Indemnifications. Kana enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent, copyright, or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is insignificant, based upon its history. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Warranties. The Company offers warranties on its software products. To date, there have been no material payments or costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2003. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Outsourcing Arrangements. In January 2003, the Company began implementing an outsourcing strategy, which involves subcontracting a significant portion of its software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of this outsourcing effort, the Company reduced its research and development department by 31 employees in the first quarter of 2003, and expects to reduce the size of the department further in future quarters of 2003. The Company signed contracts with some of these development partners in March 2003, with expected payments in 2003 of approximately $3.0 million, primarily on a time and materials basis but with minimum payments of $1.0 million in 2003. The Company expects to sign contracts with additional development partners in future quarters of 2003.

Note 6. Restructuring costs

In 2001, the Company incurred restructuring charges related to the reductions in its workforce and costs associated with certain excess leased facilities and asset impairments.

In November 2002, the Company entered into an amendment to a facility lease. In connection with this lease amendment, the Company's evaluation of real estate market conditions relating to this and other excess leased facilities, and discussions with its other landlords, the Company reduced its associated restructuring reserve by approximately $9.1 million. This reduction in restructuring reserve was primarily comprised of a $4.0 million payment made in connection with the lease amendment, as well as approximately $5.1 million in cost savings resulting from this amendment that were reflected in the Company's operating results for the quarter ended December 31, 2002.

If the real estate market continues to worsen, additional adjustments to the reserve may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, or if the Company is otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the reserve may be required that would impact the Company's statement of operations in the period in which such determination is made.

As of March 31, 2003, $10.3 million in restructuring liabilities remained on the consolidated balance sheet in accrued restructuring and merger costs. Cash payments for severance and excess leased facilities during the three months ended March 31, 2003 totaled $0.7 million. Cash received during the three months ended March 31, 2003 from subleases and sales of property charged to restructuring expense in previous periods totaled $25,000. The following table provides a summary of restructuring payments and liabilities during the first three months of 2003 (in thousands):

                      Restructuring                          Restructuring
                       Accrual at               Sublease      Accrual at
                      December 31,   Payments   Payments      March 31,
                          2002         Made     Received         2003
                      ------------   --------  -----------   ------------
Severance..........  $        218  $     (33) $        --   $        185
Facilities.........        10,731       (684)          25         10,072
                      ------------   --------  -----------   ------------
Total .............  $     10,949  $    (717) $        25   $     10,257
                      ============   ========  ===========   ============

Note 7. Internal Use Software

Internal use software costs, including fees paid to third parties to implement the software, are capitalized beginning when the Company has determined certain factors are present, including among others, that technology exists to achieve the performance requirements, the Company has decided whether it will purchase the software or develop it internally, and management has authorized the funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software's estimated useful life (generally five years) using the straight-line method. As of March 31, 2003, the Company had $15.2 million of capitalized costs of internal use software.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, the Company assesses the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on the Company's consolidated statement of operations.

Note 8. Goodwill and Purchased Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with the provisions of SFAS No. 142, the Company ceased amortizing goodwill as of the beginning of fiscal 2002. In addition, as part of the adoption of SFAS No. 142, negative goodwill was eliminated and reported as the cumulative effect of accounting change. This accounting change amounted to approximately $3.9 million in the first quarter of 2002. Additionally, SFAS 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon the Company's analysis at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and the Company performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment of goodwill. The circumstances that led to the impairment included the revision of estimates of the Company's revenues and net loss for the second quarter of 2002 and subsequent quarters based upon preliminary revenue results late in the second quarter of 2002, and the reduction of estimated future revenues and cash flow. Following an announcement of these revisions in connection with the Company's second quarter release of its preliminary results for the second quarter of 2002, the trading price of the Company's common stock declined. The Company used relevant market data, including the Company's market capitalization during the period following the revision of estimates, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002. The Company has continued to assess whether potential indicators of impairment of goodwill have occurred and has determined that no such indicators have arisen since June 30, 2002. The remaining goodwill balance as of March 31, 2003 was approximately $7.4 million. Purchased intangible assets relate to $14.4 million of existing technology purchased in connection with the acquisition of Silknet Software, Inc. in April 2000 and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. The Company reported amortization expense on purchased intangible assets of $1.2 million for the three months ended March 31, 2003. The net carrying value of purchased intangible assets is $0.3 million at March 31, 2003. The purchased intangible assets will be fully amortized by June 30, 2003.

Note 9. Segment Information

The Company's chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company's long- lived assets are primarily in the United States. Geographic information on revenue for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

                                        Three Months Ended
                                              March 31,
                                      ----------------------
                                         2003       2002
                                      ---------  -----------
United States ...................... $  12,221  $    15,088
United Kingdom......................     3,451        7,338
Other ..............................     2,437        2,717
                                      ---------  -----------
                                     $  18,109  $    25,143
                                      =========  ===========

During the three months ended March 31, 2003, two customers, Customer A and Customer B represented 15% and 11% of total revenues, respectively. During the three months ended March 31, 2002, Customer A represented 22% of total revenues.

Note 10. Notes Payable and Leases

The Company maintains a $5.0 million loan facility which is secured by all of its assets, bears interest at the bank's prime rate plus 0.25% (4.75% as of March 31, 2003), and expires in November 2003, at which time the entire balance under the line of credit will be due. Total borrowings as of March 31, 2003 were approximately $3.4 million under this line of credit. As of March 31, 2003, the Company was in compliance with all covenants of its line of credit agreement.

In June 2002 the Company entered into a non-recourse receivables purchase agreement with a bank which provides for the sale of up to $5.0 million in certain qualified receivables subject to an administrative fee and a discount schedule ranging from the bank's prime rate of interest plus 0.50% to the bank's prime rate of interest plus 1.50%. The Company had not sold any receivables under this agreement as of March 31, 2003.

Future payments due under debt and lease obligations as of March 31, 2003 are as follows (in thousands):

                                             Obligations    Non-
                                               Under     cancelable
                                   Line of    Capital    Operating
   Year Ending December 31,       Credit     Leases (1)  Leases (2)    Total
  --------------------------      ---------  ----------  ----------  ---------
     2003....................... $   3,427  $       20  $    3,962  $   7,409
     2004.......................        --          --       4,918      4,918
     2005.......................        --          --       4,087      4,087
     2006.......................        --          --       3,830      3,830
     2007.......................        --          --       3,096      3,096
     2008 & Thereafter..........        --          --       6,781      6,781
                                  ---------  ----------  ----------  ---------
     Total mimimum lease payment $   3,427  $       20  $   26,674  $  30,121
                                  =========  ==========  ==========  =========
(1) Throughout the remainder of 2003, the Company will make interest payments in relation to the obligations under capital leases; this interest component is included in the commitment schedule above.
(2) Includes leases previously subject to abandonment and included in the restructuring charge.

Note 11. Recent Accounting Pronouncements

In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of- Pocket' Expenses Incurred" in January 2002. The Company adopted EITF 01-14 effective January 1, 2002 and has reclassified comparative financial statements for prior periods to comply with the guidance in this EITF issue. The adoption of this issue resulted in approximately $21,000 and $107,000 of reimbursable expenses reflected in both service revenue and cost of service revenue for the three months ended March 31, 2003 and 2002, respectively.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The Company's adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the EITF reached a consensus on issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21") on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the Company would be the quarter ending September 30, 2003. The Company believes that the adoption of EITF 00-21 will have no material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure ("SFAS 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002 and have been reflected in these footnotes.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Disclosure of agreements entered into after January 31, 2003 that are covered by FIN 46 is required effectively immediately. By June 15, 2003, full consolidation of assets and liabilities of applicable entities is required. The Company does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position. However, changes in the Company's business relationships with various entities could occur in the future and affect the Company's financial statements under the requirements of FIN 46.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations and other parts of this report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from" those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this report. Forward- looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collectibility of receivables, goodwill and intangible assets, contract loss reserve, product warranties, income taxes, and restructuring. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

On June 29, 2001, we completed a merger with Broadbase Software. This transaction was accounted for using the purchase method of accounting. The purchase price approximated $101.4 million.

Since 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. For the three months ended March 31, 2003, we recorded a net loss of $3.9 million. We expect to experience decreased operating losses for the remainder of 2003 as a result of our cost savings efforts, as well as personnel and facility cost reductions throughout 2002 and into 2003. We expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

As of March 31, 2003, we had 313 full-time employees, which is a decrease from 365 employees at December 31, 2002.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue recognition, collectibility of receivables, goodwill and intangible assets, income taxes, and restructuring. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our unaudited condensed consolidated financial statements:

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

In software arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements with the residual amounts of revenue being allocated to the delivered elements. Elements included in multiple element arrangements primarily consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence for software products and consulting services is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for maintenance is based on stated contractual renewal rates. Evaluating whether sufficient and appropriate vendor- specific objective evidence exists to use in allocating revenue to undelivered elements, and the interpretation of such evidence to determine the fair value of undelivered elements is subject to judgment and estimates that affect when and to what extent we may recognize revenues from a given contractual arrangement.

Probability of collection is based upon assessment of the customer's financial condition through review of their current financial statements or publicly available credit reports. For sales to existing customers, prior payment history is also considered in assessing probability of collection. We are required to exercise significant judgment in deciding whether collectibility is reasonably assured, and such judgments may materially affect the timing of our revenues and our results of operations.

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

Reserve for Loss Contract. We were party to a contract with a customer that provided for fixed fee payments in exchange for services upon meeting certain milestone criteria. In order to assess whether a loss reserve was necessary, we estimated the total expected costs of providing services necessary to complete the contract and compared these costs to the fees expected to be received under the contract. Based on analysis we performed in the fourth quarter of 2000, we expected the costs to complete the project to exceed the associated fees, and accordingly we recorded a loss reserve of $1.4 million in the quarter ended December 31, 2000. As a result of our restructuring in the third quarter of 2001, substantially all of the remaining professional services required under the contract were being provided by a third party, and we recorded an additional loss reserve of $6.1 million based upon an analysis of costs to complete these services. In the second quarter of 2002, we began discussions with the customer regarding the timing and scope of the project deliverables, which led to an amendment to the original contract in August 2002. Based on the amendment and associated negotiations with a third-party integrator that had been providing implementation services to the customer, we recorded a charge of approximately $15.6 million to cost of services revenue in the second quarter of 2002 and in accordance with the terms of the amendment were relieved from providing any further implementation services under the contract. The amendment required that we transfer $6.9 million to an escrow account (which included $5.8 million previously reported as restricted cash) to compensate any third-party integrator for the continued implementation of the customer's system. The charge also included $8.5 million of fees which we had paid the third-party integrator prior to the amendment. During the second quarter of 2002, we received a scheduled payment of $4.0 million associated with the original agreement which we reported as deferred revenue. The $4.0 million will be recognized in future periods as revenue as we fulfill our maintenance and training obligations.

Accounting for Internal Use Software. Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software's estimated useful life (generally five years) using the straight- line method. As of March 31, 2003, we had $15.2 million of capitalized costs of internal use software.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations. Based on our assessment as of March 31, 2003, we determined that no such impairment of internal-use software existed.

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

In November 2002, we entered into an amendment to a facility lease. In connection with this lease amendment, our evaluation of real estate market conditions relating to this and other excess leased facilities, and discussions with our other landlords, we reduced our associated restructuring reserve by approximately $9.1 million. This reduction was primarily comprised of a $4.0 million payment made in connection with the amendment, as well as approximately $5.1 million in net restructuring cost savings resulting from our evaluation that were reflected as a reduction in the restructuring reserve in our operating results for the quarter ended December 31, 2002.

Goodwill and Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Amortization of goodwill ceased as of January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Instead, we are now required to test goodwill for impairment under certain circumstances and write down goodwill when it is impaired. We have determined that the consolidated results of KANA comprise one reporting unit for the purpose of impairment testing through 2003.

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

Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis completed at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the lower-than-previously-expected revenues and net loss for the second quarter of 2002 and the revision of estimates of our revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated revenue and cash flows in future quarters. We used relevant market data, including KANA's market capitalization during the period following the announcement of preliminary results for the second quarter of 2002, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a reduction of goodwill as of June 30, 2002 by $55.0 million. The remaining amount of goodwill as of March 31, 2003 was $7.4 million. We have continued to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2002. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. We concluded that a full valuation allowance was required for all periods presented. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing our income in the period in which such determination was made.

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

Selected Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

                                                   Three Months Ended
                                                        March 31,
                                              ---------------------------
                                                   2003           2002
Revenues:                                     ------------   ------------
     License..............................   $ 9,351   52% $15,129   60%
     Service..............................     8,758   48    10,014   40
                                              ------- ----   ------- ----
Total revenues............................    18,109  100%  25,143  100%
                                              ------- ----   ------- ----
Cost of revenues:
     License..............................       918    5%     965    4%
     Service*.............................     2,362   13     3,907   15
                                              ------- ----   ------- ----
Total cost of revenues....................     3,280   18%   4,872   19%
                                              ------- ----   ------- ----
Gross profit..............................    14,829   82%  20,271   81%
                                              ------- ----   ------- ----

Selected operating expenses*:
     Sales and marketing..................     7,437   41%  10,305   41%
     Research and development.............     6,080   34%   6,638   26%
     General and administrative...........     2,680   15%   3,220   13%

* Excludes amortization of deferred stock based compensation

Three Months Ended March 31, 2003 and 2002

Revenues

License revenue decreased 38% to $9.4 million for the three months ended March 31, 2003 from $15.1 million in the same period of the prior year. The decrease was a result of fewer total license transactions in the first quarter of 2003 compared to the first quarter of 2002, which resulted from customers and potential customers delaying purchasing decisions more so during the first quarter of 2003 compared to the same period in the prior year. As a percentage of total revenue, license revenue comprised 52% of total revenues during the three months ended March 31, 2003, compared to 60% for the same period last year. We do not anticipate significant fluctuations in our quarterly license revenue amounts for the remainder of 2003. However, the market for our products is unpredictable and intensely competitive, and sales of our products are affected by the current economic environment and corresponding effects it has on corporate purchasing habits.

Our service revenues consist of support services (primarily from customer support, product maintenance and updates) and professional services revenues (primarily from consulting and implementation services). Service revenue decreased 13% to $8.8 million for the three months ended March 31, 2003 from $10.0 million in the same period of the prior year. This decrease reflects our continued effort to leverage our customers' use of third party integrators for providing implementation services.

Revenues from international sales were $5.9 million and $10.1 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in international revenues in the 2003 periods was primarily a result of revenues recognized from one existing customer in the United Kingdom in 2002. This customer accounted for approximately $5.5 million of revenue in the first quarter of 2002 compared to $2.7 million in the first quarter of 2003. International revenues for the quarter-ended March 31, 2003 were approximately 32%.

Cost of Revenues

Cost of license revenue consists primarily of third party software royalties, costs of product packaging and documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue was 9.8% for the three months ended March 31, 2003 compared to 6.4% in the same period in the prior year. The increase in the first quarter of 2003 compared to the same period in 2002 was due to greater sales of certain licenses in the 2003 period, which have higher associated royalty rates. We expect that our cost of license revenue as a percentage of sales will remain relatively constant through the remainder of 2003.

Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementation and training services organization and an allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue, excluding stock-based compensation, decreased to 26.9% of service revenue for the three months ended March 31, 2003 compared to 39.0% for the same period in the prior year. These decreases were primarily due to the continued shift in service revenue mix following our decision late in the third quarter of 2001 to encourage our customers to increase their use of third-party integrators to provide implementation services, rather than purchase these services from us. As a result, support revenues comprised a larger percentage of service revenues, which have yielded better margins than training and consulting revenues.

We anticipate that our cost of service revenue as a percentage of service revenue will be relatively constant for the remainder of 2003.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, lead-generation programs and marketing materials. Sales and marketing expenses, excluding stock- based compensation, decreased 27.8% to $7.4 million for the three months ended March 31, 2003 from $10.3 million in the same period of the prior year. This decrease was attributable primarily to the net reduction of sales positions throughout 2002 as a result of our restructuring activities. As of March 31, 2003, we had 97 personnel in sales and marketing, compared to 127 as of March 31, 2002, a 23.6% reduction.

We anticipate that sales and marketing expenses will be lower in absolute dollars throughout 2003 compared to the same period in 2002 due to reductions in sales positions in the third quarter of 2002, and thereafter may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and for enhancement of existing products and quality assurance activities. Research and development expenses, excluding stock-based compensation, decreased 8.4% to $6.1 million for the three months ended March 31, 2003 from $6.6 million in the same period of the prior year. This decrease was attributable to the reduction of internal research and development positions, offset by the expenses of using international third party development partners beginning in March 2003. As of March 31, 2003, we had 88 personnel in research and development, compared to 143 as of March 31, 2002, a 38.4% reduction.

We anticipate that quarterly research and development expenses will remain consistent with the first quarter of 2003, in absolute dollars, for the remainder of 2003. Thereafter research and development expenses may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, bad debt expenses, and legal, accounting and other general corporate expenses. General and administrative expenses, excluding stock-based compensation, decreased 16.8% to $2.7 million for the three months ended March 31, 2003 from $3.2 million in the same period of the prior year. The decrease in expense was attributable primarily due to reductions in allocated facility costs. There was no change in the number of general and administrative personnel, compared to the same period in the prior year.

We anticipate that general and administrative expenses will remain fairly consistent in absolute dollars over the next few quarters and thereafter may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, bad debt expense and other administrative costs.

Restructuring Costs. As of March 31, 2003, $10.3 million in restructuring liabilities remained on our unaudited condensed consolidated balance sheet in accrued restructuring and merger costs. Cash payments for severance and excess leased facilities during the three months ended March 31, 2003 totaled $0.7 million. Cash received from subleases charged to restructuring expense in previous periods totaled $25,000.

The following table is a summary of restructuring payments and liabilities during the three months ended March 31, 2003 (in thousands):

                      Restructuring                          Restructuring
                       Accrual at               Sublease      Accrual at
                      December 31,   Payments   Payments      March 31,
                          2002         Made     Received         2003
                      ------------   --------  -----------   ------------
Severance..........  $        218  $     (33) $        --   $        185
Facilities.........        10,731       (684)          25         10,072
                      ------------   --------  -----------   ------------
Total .............  $     10,949  $    (717) $        25   $     10,257
                      ============   ========  ===========   ============

Amortization of Deferred Stock-Based Compensation. We are amortizing deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28. As of March 31, 2003, there was approximately $6.4 million of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. We will amortize an additional $4.8 million of deferred stock-based compensation in 2003. We currently expect amortization of deferred stock based compensation in the years ended December 31, 2004 and 2005 to be approximately $1.5 million and $71,000, respectively.

The following table details, by operating expense, our amortization of stock-based compensation (in thousands):

                                       Three Months Ended
                                              March 31,
                                           2003    2002
                                        -------  -------
Cost of service ...................... $   103  $   383
Sales and marketing ..................     549    2,033
Research and development .............     513    1,897
General and administrative ...........     222    5,574
                                        -------  -------
Total ................................ $ 1,387  $ 9,887
                                        =======  =======

Amortization of Identifiable Intangibles. Amortization of identifiable intangibles for each of the three-month periods ended March 31, 2003 and 2002 was $1.2 million. The amortization relates to $14.4 million of purchased technology recorded as an intangible asset in connection with the merger with Silknet in April 2000. This asset will be fully amortized by the end of the second quarter of 2003.

Other Income, Net

Other income consists primarily of interest income earned on cash and investments, offset by interest expense primarily relating to our line of credit. We expect other income to fluctuate in accordance with our cash balances as well as the prime interest rate.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through March 31, 2003, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

As of March 31, 2003, we had $31.7 million in cash, cash equivalents and short-term investments, compared to $32.5 million as of December 31, 2002. As of March 31, 2003, we had a negative working capital of $4.0 million, compared to $4.5 million as of December 31, 2002.

Our operating activities used $0.8 million of cash for the three months ended March 31, 2003, which included a $3.9 million net loss from continuing operations offset by $2.4 million in depreciation, $1.4 million in amortization of deferred stock-based compensation and $1.2 million in amortization of identifiable intangibles. Operating activities also included $0.7 million in payments relating to restructuring liabilities. Other working capital changes totaled a net $1.2 million, resulting primarily from a $3.2 million reduction in deferred revenue and a $2.0 million reduction in accounts payable and accrued liabilities, partially offset by decreases in the accounts receivable and prepaid and other assets balances.

Our investing activities provided $8.8 million of cash for the three months ended March 31, 2003, resulting from $9.9 million of sales of short-term investments, offset by $0.9 million of purchases of short-term investments and $0.2 million of property and equipment purchases.

Our financing activities provided $39,000 in cash for the three months ended March 31, 2003, primarily due to net proceeds of approximately $62,000 from the issuance of common stock and warrants, offset by payments on capitalized lease obligations.

We have a line of credit totaling $5.0 million, which is collateralized by all of our assets, bears interest at the bank's prime rate plus 0.25% (4.75% as of March 31, 2003), and expires in November 2003 at which time the entire balance under the line of credit will be due. Total borrowings as of March 31, 2003 were approximately $3.4 million under this line of credit. The line of credit contains a covenant that requires us to maintain at least a $6.0 million balance in any account with the bank. In lieu of this minimum balance covenant we may also cash-secure the facility with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that we maintain at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. If we default under this line of credit, including through a violation of any of these covenants, the entire balance under the line of credit will become immediately due and payable. As of March 31, 2003, we were in compliance with all covenants of the line of credit agreement.

In June 2002, we entered into a non-recourse receivables purchase agreement with a bank which provides for the sale of up to $5.0 million in certain qualified receivables subject to an administrative fee and a discount schedule ranging from the bank's prime rate of interest plus 0.50% to the bank's prime rate of interest plus 1.50%. As of March 31, 2003, we had not sold any receivables under this agreement.

Future payments due under non-cancelable debt and lease obligations as of March 31, 2003 are as follows (in thousands):

                                             Obligations    Non-
                                               Under     cancelable
                                   Line of    Capital    Operating
   Year Ending December 31,       Credit     Leases (1)  Leases (2)    Total
  --------------------------      ---------  ----------  ----------  ---------
     2003....................... $   3,427  $       20  $    3,962  $   7,409
     2004.......................        --          --       4,918      4,918
     2005.......................        --          --       4,087      4,087
     2006.......................        --          --       3,830      3,830
     2007.......................        --          --       3,096      3,096
     2008 & Thereafter..........        --          --       6,781      6,781
                                  ---------  ----------  ----------  ---------
     Total mimimum lease payment $   3,427  $       20  $   26,674  $  30,121
                                  =========  ==========  ==========  =========
(1) Throughout the remainder of 2003, the Company will make interest payments in relation to the obligations under capital leases; this interest component is included in the commitment schedule above.
(2) Includes leases previously subject to abandonment and included in the restructuring charge.

We currently expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next 12 months following March 31, 2003. Significant expected cash outflows through the remainder of 2003 include approximately $2.0 million in payments relating to accrued restructuring costs and approximately $1.0 million of expenditures on property and equipment. Additionally, in January 2003, we began implementing an outsourcing strategy, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of this outsourcing effort, we reduced our research and development department by 31 employees in the first quarter of 2003, and expect to reduce the size of the department further in future quarters of 2003. We signed contracts with some of these development partners in March 2003, with expected payments in 2003 of approximately $3.0 million, primarily on a time and materials basis but with minimum payments of $1.0 million in 2003. We expect to sign contracts with additional development partners in future quarters of 2003.

If we experience a decrease in demand for our products from the level experienced in the first quarter of 2003, then we would need to reduce expenditures to a greater degree than anticipated, or raise additional funds, if possible.

Our expectations as to when we can achieve positive cash flows, and as to our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

We are still in the early stages of our development, and our limited operating history makes it difficult to evaluate our business and prospects. Any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related markets. We were incorporated in July 1996 and first recorded revenue in February 1998. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible to predict our future results of operations. For example, we cannot forecast operating expenses based on our historical results (or those of similar companies) because they are limited, and we are required to forecast expenses in part on future revenue projections based on a number of assumptions. Moreover, due to our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited. In addition, our business is subject to a number of risks, any of which could unexpectedly harm our results of operations. Many of these risks are discussed in the subheadings below, and include our ability to:

  attract more customers and retain existing customers;
  implement our sales, marketing and after-sales service initiatives, both domestically and internationally;
  execute our product development activities;
  anticipate and adapt to the changing markets;
  attract, retain and motivate qualified personnel;
  respond to actions taken by our competitors;
  respond to the global economic slowdown and associated decreases in general corporate spending;
  expand and maintain our international operations;
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

Our quarterly revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions has increased in recent periods as we have focused on larger enterprise customers and on licensing our more comprehensive integrated products and have utilized system integrators in our sales process. We expect the percentage of larger orders, as compared to total orders, to continue to increase. For example, during the quarter-ended March 31, 2002, one customer, IBM, represented 22% of our total revenues. During the quarter-ended March 31, 2003, two customers, IBM and Highmark, represented 15% and 11%, respectively, of our total revenues. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. In addition, large orders, and orders obtained through the activities of system integrators, often have longer sales cycles, increasing the difficulty of predicting future revenues. We expect the concentration of revenues among fewer customers to continue in the future, due to targeting sales opportunities with larger customers who would be interested in purchasing our full suite of products.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of March 31, 2003, our accumulated deficit was approximately $4.2 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in collecting outstanding receivables from our customers and attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow. Although we have restructured our operations to reduce operating expenses, we continue to commit a substantial investment of resources to sales and marketing, developing new products and enhancements, and expanding our operations domestically and internationally, and we will need to increase our revenue to achieve profitability and positive cash flows. As a result, our revenue may decline, or fail to grow, in future periods. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

In addition, we rely on distributors, value-added resellers, systems integrators, consultants and other third-party resellers to recommend our products and to install and support these products. Our reduction in the size of our professional services team in 2001 increased our customers' reliance on third parties for product installations and support. If the companies providing these services fail to implement our products successfully for our customers, we might be unable to complete implementation on the schedule required by the customers and we may have increased customer dissatisfaction or difficulty making future sales as a result. We might not be able to maintain these relationships and enter into additional relationships that will provide timely and cost-effective customer support and service. If we cannot maintain successful relationships with our indirect sales channel partners around the world, we might have difficulty expanding the sales of our products and our international growth could be limited.

If our international development partners do not provide us with adequate support, our ability to respond to competition and customer demands would be impaired, and our results of operations would be harmed.

In January 2003, we began subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. We have little prior experience in outsourcing our product development work, and we cannot be sure that this strategy will succeed or that it will not cause us difficulties in responding to development challenges we may face. The operations of these partners are based outside the US and therefore subject to risks distinct from those that face US-based operations. For example, military action or political upheaval in the host countries could force these partners to terminate the services they are providing to us or to close their operations entirely. If these partners fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us, our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers. In addition, the loss of research and development personnel associated with this strategy will cause us to lose internal expertise, reducing our ability to respond to these demands independently if the partners fail to perform as required. As a result of the first phase of the strategy, in the first quarter of 2003, we reduced the size of our research and development department by 31 employees. We expect to reduce the size of our research and development department further as we shift more development activities to these development partners in future quarters of 2003. We have estimated our operating costs for the year making various assumptions about the amount that we will need to pay our development partners. Based on our limited history of working with these partners, we cannot be sure that our cost estimates will prove correct. Unanticipated increases in our operating expenses in any given quarter would increase our net losses and could require us to obtain additional financing sooner than expected.

If we fail to enhance our direct and indirect sales channels, we will not be able to increase revenues.

In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to enhance the productivity of our direct sales force and indirect sales channels. If we fail to do so, this failure could harm our ability to increase revenues. While historically we have received substantially all of our revenues from direct sales, we have increased our reliance on sales through indirect sales channels by focusing on selling our software through systems integrators, or "SI's". We depend on these relationships to promote our products and drive sales, particularly in light of our reductions in direct sales personnel. Our business depends on our ability to create and maintain relationships with SI's and any failure to do so would impair our sales efforts and revenue growth.

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

We generally recognize revenue from a customer sale when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. Since the fourth quarter of 2001, we typically have not been providing a significant portion of the implementation services for our products. Instead, our customers typically purchase such services from third-party providers. However, some implementation services may be purchased from us. If an arrangement requires significant customization or implementation services from KANA, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support or customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

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

In connection with our effort to streamline operations, reduce costs and bring our staffing and cost structure in line with industry standards, we restructured our organization in 2001, an effort that included substantial reductions in our workforce. In addition, as a result of our recent decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners, we reduced the size of our research and development department by 31 employees in the first quarter of 2003. We expect to transfer additional positions to these development partners in future quarters of 2003. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. We also reduced our employees' salaries in the fourth quarter of 2001, and to a lesser extent, in the third quarter of 2002, in order to bring employee compensation in-line with current market conditions. If market conditions change, we may find it necessary to raise salaries in the future beyond the anticipated levels, or issue additional stock-based compensation, which would be dilutive to shareholders.

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

Our ability to increase revenues in the future depends considerably upon our success in recruiting, training and retaining effective direct sales personnel and the success of our direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. There is a shortage of sales personnel with the requisite qualifications, and competition for such qualified personnel is intense in our industry. Also, it may take a new salesperson a number of months to become a productive member of our sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated.

We face substantial competition and may not be able to compete effectively.

The market for our products and services is intensely competitive, evolving and subject to rapid technological change. In recent periods, some of our competitors reduced the prices of their products and services (substantially in certain cases) in order to obtain new customers. Competitive pressures could make it difficult for us to acquire and retain customers and could require us to reduce the price of our products. Our customers' requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. If our international development partners do not adequately perform the software programming, quality assurance and technical documentation activities we outsourced, we may not be able to respond to such changes as quickly or effectively. Changes in our products may also make it more difficult for our sales force to sell effectively. In addition, changes in customers' demand for the specific products, product features and services of other companies' may result in our products becoming uncompetitive. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

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

Since becoming a publicly-traded security listed on Nasdaq in September 1999, our common stock has reached a closing high of $1,698.10 per share and closing low of $0.65 per share. The last reported sale price of our shares on May 8, 2003 was $5.47 per share. Under Nasdaq's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq may choose to notify us that it may delist our common stock from the Nasdaq National Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90-days following notification by Nasdaq, Nasdaq may delist our common stock from trading on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. If our stock were delisted, the ability of our shareholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

Our business depends on the acceptance of our products and services, and it is uncertain whether the market will accept our products and services.

Our ability to achieve increased revenue depends on overall demand for e- business software and related services, and in particular for customer- relationship applications. We expect that our future growth will depend significantly on revenue from licenses of our e-business applications and related services. Market acceptance of these products will depend on the growth of the market for e-business solutions. Our assumptions regarding the size and growth of this market are based on assumptions that both companies and their customers will increasingly elect to communicate via the Internet and, consequently, that companies doing business on the Internet will demand real- time sales and customer service technology and related services. Our future financial performance will depend on the growth of Internet customer interactions, and on successful development, introduction and customer acceptance of new and enhanced versions of our products and services. In the future, we may not be successful in marketing our products and services, including any new or enhanced products.

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

If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we might be unable to attract new customers. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead- time. In addition, if our international development partners fail to provide the development support we need, our products and product documentation could fall behind those produced by our competitors, causing us to lose customers and sales. We might not be successful in marketing and supporting recently released versions of our products, or developing and marketing other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they might not achieve market acceptance. We have experienced delays in releasing new products and product enhancements in the past and could experience similar delays in the future. These delays or problems in the installation or implementation of our new releases could cause us to lose customers.

Our failure to manage multiple technologies and technological change could reduce demand for our products.

Rapidly changing technology and operating systems, changes in customer requirements, and evolving industry standards might impede market acceptance of our products. Our products are designed based upon currently prevailing technology to work on a variety of hardware and software platforms used by our customers. However, our software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments and other systems that our customers use. If new technologies emerge that are incompatible with our products, or if competing products emerge that are based on new technologies or new industry standards and that perform better or cost less than our products, our key products could become obsolete and our existing and potential customers could seek alternatives to our products. We must constantly modify and improve our products to keep pace with changes made to these platforms and to database systems and other back-office applications and Internet-related applications. For example, our analytics products were designed to work with databases such as Oracle and Microsoft SQL Server. Any changes to those databases, or increasing popularity of other databases, could require us to modify our analytics products, and could cause us to delay releasing future products and enhancements. Furthermore, software adapters are necessary to integrate our analytics products with other systems and data sources used by our customers. We must develop and update these adapters to reflect changes to these systems and data sources in order to maintain the functionality provided by our products. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, databases, customer relationship management software, web servers and other enterprise and Internet-based applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase and deployment of our analytics products. Furthermore, if our international development partners fail to respond adequately when adaptation of our products is required, our ability to respond would be hampered even if such uncertainties were eliminated. If we fail to modify or improve our products in response to evolving industry standards, our products could rapidly become obsolete.

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

Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe. Any of these third parties might make a claim of infringement against us. For example, from time to time, we have been contacted by companies that have asked us to evaluate the need for a license of certain patents. Although to date no company has filed any patent infringement claims against us, we cannot assure you that no such claims will be filed. Patent holders may also have applications on file covering related subject matter, which are typically confidential until the patent or patents, if any, are issued. Many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Currently we are assuming defense of a patent infringement case filed against one such customer. Tumbleweed Communications Corp. filed suit against our customer Ameritrade, Inc. alleging infringement of a patent, and seeking injunctive relief, damages and attorneys fees. We believe that we have meritorious defenses to the claims asserted by Tumbleweed Communications Corp., and we intend to defend the action vigorously. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

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

Sales outside North America represented 32% of our total revenues in the three months ended March 31, 2003 and 40% of our total revenues in the three months ended March 31, 2002. We have established offices in the United Kingdom, Germany, Japan, the Netherlands, France, Belgium, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. Any expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, as well as additional support personnel. For any such expansion, we will also need to, among other things expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, as international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increases in our tax rates. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate. We have only licensed our products internationally since January 1999 and have limited experience in developing localized versions of our software and marketing and distributing them internationally. Our investments in establishing facilities in other countries may not produce desired levels of revenues. Even if we are able to expand our international operations successfully, we may not be able to maintain or increase international market demand for our products.

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

In the future, we may be required to seek additional financing to fund our operations or growth. Our operating activities used $42.2 million of cash in 2002 and $0.8 million in the three months ended March 31, 2003. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. In the quarter-ended March 31, 2003, revenues from customers outside of the United States approximated 32.4% of total revenues. Generally, our sales are made in local currency. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge against foreign exchange risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At March 31, 2003, our investments consist primarily of short-term municipals and commercial paper, which have a weighted average fixed yield rate of 3.5%. These all mature within 30 days. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

We are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the US dollar and the Euro and British pound. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2003, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

Item 4: Disclosure Controls and Procedures

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

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The parties have agreed that the claims against the current and former officers of KANA will be dismissed without prejudice. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA's stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA's and other issuers' securities in the initial public offering and in the aftermarket. We believe we have meritorious defenses to these claims and intend to defend the action vigorously.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01	Kana Software, Inc. 1999 Employee Stock Purchase Plan, as amended.	S-8	333-104711	4.07	4/23/03
99.01*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.02*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.03	Kana Software, Inc. Charter of the Audit Committee of the Board of Directors, as amended.					X

* These certifications accompany KANA's quarterly report on Form 10-Q; they are not deemed "filed" with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b)	Reports on Form 8-K:
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2003	KANA Software, Inc.

/s/ Chuck Bay Chuck Bay Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ John Huyett John Huyett Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Chuck Bay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kana Software, Inc.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Chuck Bay
Chuck Bay
Chairman of the Board and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ John Huyett
John Huyett
Chief Financial Officer