Form 10-Q
period 2003-06-30
KANA SOFTWARE INC
filed 2003-08-13
CIK 1089907

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

    On July 31, 2003, approximately 23,364,254 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

KANA Software, Inc.
Form 10-Q
Quarter Ended June 30, 2003 Index

Part I: Financial Information

Item 1: Financial Statements

KANA Software, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                          June 30,    December 31,
                                                             2003         2002
                                                         -----------  -----------
                                                                 (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents............................. $    25,703  $    21,962
 Short-term investments................................          64       10,536
 Accounts receivable, net..............................       5,365       10,269
 Prepaid expenses and other current assets.............       2,353        3,184
                                                         -----------  -----------
   Total current assets................................      33,485       45,951
Restricted cash........................................         462          448
Property and equipment, net............................      18,237       22,293
Goodwill...............................................       7,448        7,448
Intangible assets, net.................................          --        1,453
Other assets...........................................       2,619        2,957
                                                         -----------  -----------
    Total assets....................................... $    62,251  $    80,550
                                                         ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of notes payable...................... $     3,442  $     3,469
 Accounts payable......................................       4,378        3,908
 Accrued liabilities...................................      11,585       13,881
 Accrued restructuring.................................       3,716        2,834
 Deferred revenue......................................      20,886       26,392
                                                         -----------  -----------
  Total current liabilities............................      44,007       50,484
Accrued restructuring, less current portion............       5,881        8,114
                                                         -----------  -----------
    Total liabilities..................................      49,888       58,598
                                                         -----------  -----------
Stockholders' equity:
 Common stock..........................................         195          195
 Additional paid-in capital............................   4,272,812    4,273,029
 Deferred stock-based compensation.....................      (4,650)      (8,602)
 Accumulated other comprehensive income (loss).........         260         (175)
 Accumulated deficit...................................  (4,256,254)  (4,242,495)
                                                         -----------  -----------
    Total stockholders' equity.........................      12,363       21,952
                                                         -----------  -----------
    Total liabilities and stockholders' equity......... $    62,251  $    80,550
                                                         ===========  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                     Three Months Ended     Six Months Ended
                                                                            June 30,              June 30,
                                                                    --------------------  --------------------
                                                                       2003       2002       2003       2002
                                                                    ---------  ---------  ---------  ---------
                                                                                    (unaudited)
Revenues:
   License........................................................ $   3,183  $   8,309  $  12,534  $  23,438
   Service........................................................     8,872      8,881     17,630     18,895
                                                                    ---------  ---------  ---------  ---------
Total revenues....................................................    12,055     17,190     30,164     42,333
                                                                    ---------  ---------  ---------  ---------
Cost of revenues:
   License........................................................       507      1,056      1,425      2,021
   Service (excluding stock-based compensation of
        $124, $226, $227 and $609, respectively)..................     2,708     19,891      5,070     23,798
                                                                    ---------  ---------  ---------  ---------
Total cost of revenues............................................     3,215     20,947      6,495     25,819
                                                                    ---------  ---------  ---------  ---------
Gross profit (loss)...............................................     8,840     (3,757)    23,669     16,514
                                                                    ---------  ---------  ---------  ---------
Operating expenses:
   Sales and marketing (excluding stock-based compensation
     of $664, $1,203, $1,214 and $3,236, respectively)............     7,887     10,395     15,324     20,700
   Research and development (excluding stock-based compensation
     of $621, $1,123, $1,134 and $3,020, respectively)............     5,943      6,512     12,023     13,150
   General and administrative (excluding stock-based compensation
     of $269, $489, $490 and $6,063, respectively)................     2,990      3,383      5,670      6,603
   Amortization of stock-based compensation.......................     1,678      3,041      3,065     12,928
   Amortization of identifiable intangibles.......................       253      1,200      1,453      2,400
   Goodwill impairment............................................        --     55,000         --     55,000
                                                                    ---------  ---------  ---------  ---------
Total operating expenses..........................................    18,751     79,531     37,535    110,781
                                                                    ---------  ---------  ---------  ---------
Operating loss....................................................    (9,911)   (83,288)   (13,866)   (94,267)
Other income, net.................................................        17        297        107        595
                                                                    ---------  ---------  ---------  ---------
Loss from continuing operations...................................    (9,894)   (82,991)   (13,759)   (93,672)
Gain on disposal of discontinued operation........................        --        381         --        381
Cumulative effect of accounting change related
  to the elimination of negative goodwill.........................        --         --         --      3,901
                                                                    ---------  ---------  ---------  ---------
Net loss.......................................................... $  (9,894) $ (82,610) $ (13,759) $ (89,390)
                                                                    =========  =========  =========  =========
Basic and diluted net loss per share:
  Loss from continuing operations................................. $   (0.43) $   (3.65) $   (0.60) $   (4.27)
  Income from discontinued operation..............................        --       0.02         --       0.02
  Cumulative effect of accounting change..........................        --         --         --       0.17
                                                                    ---------  ---------  ---------  ---------
  Net loss........................................................ $   (0.43) $   (3.63) $   (0.60) $   (4.08)
                                                                    =========  =========  =========  =========

Shares used in computing basic and
  diluted net loss per share......................................    23,201     22,762     23,088     21,921
                                                                    =========  =========  =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                   2003        2002
                                                                 ---------  -----------
                                                                       (unaudited)
Cash flows from operating activities:
   Net loss.................................................... $ (13,759) $   (89,390)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation..............................................     4,522        4,486
     Amortization of stock-based compensation..................     3,065       12,928
     Amortization of identifiable intangibles..................     1,453        2,400
     Goodwill impairment.......................................        --       55,000
     Elimination of negative goodwill..........................        --       (3,901)
     Other non-cash charges....................................        --          212
     Change in allowance for doubtful accounts.................    (2,500)         (72)
     Changes in operating assets and liabilities:
         Accounts receivable...................................     7,404       (1,200)
         Prepaid and other current assets......................       831        1,830
         Other assets..........................................       338          157
         Accounts payable and accrued liabilities..............    (1,826)       2,317
         Accrued restructuring and merger......................    (1,351)     (15,282)
         Deferred revenue......................................    (5,506)       8,712
                                                                 ---------  -----------
     Net cash used in operating activities.....................    (7,329)     (21,803)
                                                                 ---------  -----------
Cash flows from investing activities:
   Purchases of short-term investments.........................    (1,267)     (33,670)
   Sales of short-term investments.............................    11,739       22,186
   Property and equipment purchases............................      (466)      (7,658)
   Restricted cash.............................................       (14)       2,167
                                                                 ---------  -----------
         Net cash provided by (used in) investing activities...     9,992      (16,975)
                                                                 ---------  -----------
Cash flows from financing activities:
   Payments on capital lease obligations.......................       (27)        (110)
   Net proceeds from issuance of common stock and warrants.....       674       33,409
   Payments on stockholders' notes receivable..................        --          606
                                                                 ---------  -----------
         Net cash provided by financing activities.............       647       33,905
                                                                 ---------  -----------
Effect of exchange rate changes on cash and cash equivalents...       431          278
                                                                 ---------  -----------
Net increase (decrease) in cash and cash equivalents...........     3,741       (4,595)
Cash and cash equivalents at beginning of period...............    21,962       25,476
                                                                 ---------  -----------
Cash and cash equivalents at end of period..................... $  25,703  $    20,881
                                                                 =========  ===========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest...................... $      99  $        41
                                                                 =========  ===========
 Cash paid during the period for income taxes.................. $      53  $       195
                                                                 =========  ===========
 Noncash activities:
  Issuance of warrants to non-employees ....................... $      --  $     4,749
                                                                 =========  ===========

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

The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated capital requirements for the next 12 months. However, failure to increase future orders and revenues beyond the level achieved in the second quarter of 2003 might require the Company to seek additional capital to meet its working capital needs during or beyond the next twelve months if the Company is unable to reduce expenses to the degree necessary to avoid incurring losses. If the Company has a need for additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products and services. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives.

Note 2. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial position. However, changes in the Company's business relationships with various entities could occur in the future and affect the Company's financial statements under the requirements of FIN 46.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company has not determined the impact that the adoption of SFAS No. 150 will have on its financial position or results of operations.

Note 3. Net Loss Per Share

Basic net loss per share from continuing operations is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share from continuing operations is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method. The following table presents the calculation of basic and diluted net loss per share from continuing operations (in thousands, except net loss per share):

                                                               Three Months Ended     Six Months Ended
                                                                      June 30,              June 30,
                                                              --------------------  -------- ----------
                                                                 2003       2002       2003       2002
                                                              ---------  ---------  --------   --------
Numerator:
Loss from continuing operations before
  cumulative effect of accounting change ................... $  (9,894) $ (82,991) $(13,759) $ (93,672)
                                                              ---------  ---------  --------   --------
Denominator:
Weighted-average shares of common stock outstanding ........    23,201     22,781    23,094     21,943
Less: weighted-average shares subject to repurchase ........        --        (19)       (6)       (22)
                                                              ---------  ---------  --------   --------
Denominator for basic and diluted calculation ..............    23,201     22,762    23,088     21,921
                                                              ---------  ---------  --------   --------
Basic and diluted net loss per share from continuing
  operations before cumulative effect of accounting change.. $   (0.43) $   (3.65) $  (0.60) $   (4.27)
                                                              =========  =========  ========   ========

All warrants, outstanding stock options and shares subject to repurchase by KANA have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

                                             As of June 30,
                                        ----------------------
                                           2003       2002
                                        ---------  -----------
Stock options and warrants ...........     8,849        7,511
Common stock subject to repurchase ...        --           16
                                        ---------  -----------
                                           8,849        7,527
                                        =========  ===========

The weighted average exercise price of stock options and warrants outstanding was $21.37 and $76.88 as of June 30, 2003 and 2002, respectively.

Note 4. Comprehensive Loss

Comprehensive loss comprises net loss and foreign currency translation adjustments. Comprehensive loss was $9.7 million and $81.5 million for the three months ended June 30, 2003 and 2002, respectively. Comprehensive loss was $13.3 million and $88.2 million for the six months ended June 30, 2003 and 2002, respectively.

Note 5. Stockholders' Equity

(a) Warrants

In September 2000, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock at $371.25 per share pursuant to a stock and warrant purchase agreement in connection with its global strategic alliance. The shares of the common stock issued were fully vested, and the Company recorded a charge of approximately $14.8 million to be amortized over the four-year term of the agreement. As of June 30, 2003, 33,997 shares of common stock subject to the warrant were fully vested and 28,503 had been forfeited, with the remaining 10,000 shares of common stock subject to the warrant becoming vested upon the achievement of certain performance goals. The vested portion of the warrant was valued using the Black- Scholes model with an assumed interest rate of 6.0% and volatility of 100%, which resulted in charges totaling $2.0 million of which $1.0 million is being amortized over the remaining term of the agreement and $1.0 million was immediately expensed in the fourth quarter of 2000 as an operating expense. The Company will incur a charge to stock-based compensation for the unvested portion of the warrant as performance goals are achieved.

In September 2001, the Company issued to Accenture an additional warrant to purchase up to 150,000 shares of common stock pursuant to a warrant purchase agreement in connection with its global strategic alliance. The warrant was fully vested and exercisable as of September 2001. The warrant was valued using the Black-Scholes model with an assumed interest rate of 4.9% and volatility of 100%, which resulted in a charge of approximately $946,000 which is being amortized over the four-year term of the agreement. The warrants were exercised in March 2002.

In September 2001, the Company issued to a customer a warrant to purchase up to 5,000 shares of common stock pursuant to a warrant purchase agreement. The warrant fully vests in September 2006 and has a provision for acceleration of vesting 1,250 shares annually over four years if certain marketing criteria are met by the customer. The warrant was valued using the Black-Scholes model with an assumed interest rate of 4.9% and volatility of 100%, which resulted in a charge to stock-based compensation of approximately $29,000 which is being amortized over the five-year term of the agreement as a reduction of revenue.

In November 2001, the Company issued to two investment funds warrants to purchase up to 386,118 shares of common stock at $10.00 per share in connection with a proposed financing which was to have been completed in February 2002 upon attaining stockholder approval. These warrants were initially exercisable for 193,059 shares. The exercisable warrants were valued using the Black-Scholes model with an assumed interest rate of 6.0% and volatility of 100%, which resulted in a charge of approximately $1.0 million to deferred stock- based compensation. On February 1, 2002, the stockholders voted against the proposed financing, which resulted in the Company terminating the share purchase agreement and caused the warrants to become exercisable with respect to all 386,118 shares. The warrants are exercisable for two years from the date the share purchase agreement was terminated. Using the Black-Scholes model, the warrants issued in November 2001 that were initially exercisable were re-valued as of February 1, 2002, and the warrants that became exercisable on February 1, 2002 were valued as of such date, resulting in a charge totaling approximately $4.7 million which was reflected as amortization of stock-based compensation in the statement of operations in the first quarter of 2002.

In November 2002, the Company issued to its landlords warrants to purchase up to 200,000 shares of common stock at $1.61 per share in connection with an amendment to its existing facility lease. The warrant is exercisable until November 2003. The warrants were valued using the Black-Scholes model with an assumed interest rate of 6.0% and volatility of 100%, which resulted in a charge of approximately $137,000 which was accounted for as a reduction to the Company's restructuring liability in the fourth quarter of 2002.

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

The Company accounts for stock-based compensation arrangements with non- employees in accordance with EITF Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, unvested options and warrants held by non-employees are subject to revaluation at each balance sheet date based on the then current fair market value.

Deferred stock-based compensation resulting from option grants to employees, and warrants issued to non-employees, is amortized on an accelerated basis over the vesting period of the individual options, generally four years, in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other VariableStock Option or Award Plans.

As of June 30, 2003, there was approximately $4.7 million of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. The Company currently expects amortization of deferred stock-based compensation in the years ending December 31, 2004 and 2005 to be approximately $1.5 million and $71,000, respectively.

The following table details, by operating expense, the Company's amortization of stock-based compensation (in thousands):

                                       Three Months Ended  Six Months Ended
                                              June 30,           June 30,
                                           2003    2002      2003     2002
                                        -------  -------   -------  -------
Cost of service ...................... $   124  $   226   $   227  $   609
Sales and marketing ..................     664    1,203     1,214    3,236
Research and development .............     621    1,123     1,134    3,020
General and administrative ...........     269      489       490    6,063
                                        -------  -------   -------  -------
Total ................................ $ 1,678  $ 3,041   $ 3,065  $12,928
                                        =======  =======   =======  =======

The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based compensation. The following table presents pro forma amounts had the Company adopted SFAS No. 123, accounting for stock-based compensation using the fair-value based method (in thousands, except per share amounts):

                                                            Three Months Ended         Six Months Ended
                                                                   June 30,                   June 30,
                                                          -----------------------    --------------------
                                                            2003          2002         2003       2002
                                                          ---------     ---------    ---------  ---------
As Reported:
  Net loss............................................  $   (9,894)   $  (82,610)  $  (13,759) $ (89,390)
  Basic and diluted net loss per share................  $    (0.43)   $    (3.63)  $    (0.60) $   (4.08)

Compensation expense included in net loss (1).........  $    1,678    $    3,041   $    3,065  $  12,928

Compensation expense if FAS 123 had been adopted (1)..  $   (3,179)   $  (12,895)  $   (4,379) $ (32,863)

Pro Forma:
  Net loss............................................  $  (11,395)   $  (92,464)  $  (15,073) $(109,325)
  Basic and diluted net loss per share................  $    (0.49)   $    (4.06)  $    (0.65) $   (4.99)

(1) Unearned deferred compensation resulting from employee and nonemployee option grants is amortized on an accelerated basis over the vesting period of the individual options, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans ("FIN 28"). Accordingly, the stock based compensation expense noted above is net of the reversal of previously recorded accelerated stock based compensation expense due to the forfeitures of those stock options prior to vesting.

Note 6. Commitments and Contingencies

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

The underwriters for KANA's initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA's stock between September 21, 1999 and December 6, 2000 in connection with KANA's initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA's and other issuers' securities in the initial public offering and in the aftermarket. In July 2003, KANA decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although KANA believes that the plaintiffs' claims have no merit, it has decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by KANA's insurers, KANA does not believe that the settlement will have any effect on its financial condition, results of operations or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, KANA believes it has meritorious defenses to these claims and would defend the action vigorously.

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

On February 20, 2003, Tumbleweed Communications Corp. filed suit against KANA's customer Ameritrade, Inc., in the U.S. District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,192,407, and seeking injunctive relief, damages and attorneys fees. KANA assumed defense of this case on behalf of Ameritrade and settled the matter with Tumbleweed in the second quarter of 2003. The amount of the settlement was consistent with the amounts accrued by KANA.

Other third parties have from time to time claimed, and others may claim in the future that KANA has infringed its past, current or future intellectual property rights. KANA has in the past been forced to litigate such claims. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in KANA's methods of doing business or could require KANA to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm KANA's business.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on KANA's results of operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

Guarantees. The Company has provided letters of credit that secure its rental payments at various offices in the United States. The Company could be required to perform under these guarantees if it were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. These guarantees are renewed annually for successive one-year terms until the expiration of the related leases on April 30, 2007. The maximum potential amount of future payments the Company could be required to make under these letters of credit as of June 30, 2003 is $1.2 million.

Indemnifications. The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

Warranties. The Company offers warranties on its software products. To date, there have been no material payments or costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2003. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Outsourcing Arrangements. In January 2003, the Company began implementing an outsourcing strategy, which involves subcontracting a significant portion of its software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of transitioning these activities offshore, the Company reduced its research and development department by 53 employees in the first half of 2003, and expects to continue to transition these activities in future quarters of 2003. The Company signed contracts with some of these development partners in 2003, with expected payments in 2003 of approximately $4.0 million, primarily on a time and materials basis but with minimum payments of $1.0 million in 2003. The Company expects to incur additional obligations with respect to this outsourcing arrangement in the second half of 2003.

Note 7. Restructuring costs

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

If the real estate market continues to worsen, additional adjustments to the reserve may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, or if the Company is otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the reserve may be required that would affect the Company's statement of operations in the period in which such determination is made.

As of June 30, 2003, $9.6 million in restructuring liabilities remained on the Company's consolidated balance sheet in accrued restructuring and merger costs. Cash payments for severance and excess leased facilities during the six months ended June 30, 2003 totaled $1.6 million. Cash received during the six months ended June 30, 2003 from subleases and sales of property charged to restructuring expense in previous periods totaled $228,000. The following table provides a summary of restructuring payments and liabilities during the first six months of 2003 (in thousands):

                      Restructuring                         Restructuring
                       Accrual at               Sublease      Accrual at
                      December 31,   Payments   Payments       June 30,
                          2002         Made     Received         2003
                      ------------   --------  -----------   ------------
Severance..........  $        217  $     (32) $        --   $        185
Facilities.........        10,731     (1,547)         228          9,412
                      ------------   --------  -----------   ------------
Total .............  $     10,948  $  (1,579) $       228   $      9,597
                      ============   ========  ===========   ============

Note 8. Goodwill and Purchased Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the provisions of SFAS No. 142, the Company ceased amortizing goodwill as of the beginning of fiscal 2002. In addition, as part of the adoption of SFAS No. 142, negative goodwill was eliminated and reported as the cumulative effect of accounting change. This accounting change amounted to approximately $3.9 million in the first quarter of 2002. Additionally, SFAS 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon the Company's analysis at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and the Company performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment of goodwill. The circumstances that led to the impairment included the revision of estimates of the Company's revenues and net loss for the second quarter of 2002 and subsequent quarters based upon preliminary revenue results late in the second quarter of 2002, and the reduction of estimated future revenues and cash flow. Following an announcement of these revisions in connection with the Company's second quarter release of its preliminary results for the second quarter of 2002, the trading price of the Company's common stock declined. The Company used relevant market data, including the Company's market capitalization during the period following the revision of estimates, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002. The Company has continued to assess whether potential indicators of impairment of goodwill have occurred and has determined that no such indicators have arisen since June 30, 2002. The remaining goodwill balance as of June 30, 2003 was approximately $7.4 million.

Purchased intangible assets relate to $14.4 million of existing technology purchased in connection with the acquisition of Silknet Software, Inc. in April 2000 and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. The Company reported amortization expense on purchased intangible assets of $0.3 million and $1.5 million for the three months and six months ended June 30, 2003. The purchased intangible assets have been fully amortized as of June 30, 2003.

Note 9. Segment Information

The Company's chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company's long- lived assets are primarily in the United States. Geographic information on revenue for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                        Three Months Ended       Six Months Ended
                                              June 30,                June 30,
                                      ----------------------  ---------------------
                                         2003       2002         2003        2002
                                      ---------  -----------  ----------  ---------
United States ...................... $   9,063  $    13,262  $   21,284  $  28,253
United Kingdom......................     1,245        1,117       4,696      8,455
Other (1) ..........................     1,747        2,811       4,184      5,625
                                      ---------  -----------  ----------  ---------
                                     $  12,055  $    17,190  $   30,164  $  42,333
                                      =========  ===========  ==========  =========

(1) Represents sales to customers located primarily in Europe.

During the three and six months ended June 30, 2003, one customer represented 5% and 11%, respectively, of total revenues. During the three and six months ended June 30, 2002, the same customer represented 2% and 14%, respectively, of total revenues.

Note 10. Notes Payable and Commitments

The Company maintains a $5.0 million loan facility which is secured by all of its assets, bears interest at the bank's prime rate plus 0.25% (4.5% as of June 30, 2003), and expires in November 2003, at which time the entire balance under the line of credit will be due. Total borrowings as of June 30, 2003 were approximately $3.4 million under this line of credit. As of June 30, 2003, the Company was in compliance with all covenants of its line of credit agreement.

In June 2002, the Company entered into a non-recourse receivables purchase agreement with a bank which provides for the sale of up to $5.0 million in certain qualified receivables subject to an administrative fee and a discount schedule ranging from the bank's prime rate of interest plus 0.50% to the bank's prime rate of interest plus 1.50%. The Company had not sold any receivables under this agreement which expired on June 27, 2003.

Future payments due under the Company's debt and lease obligations as of June 30, 2003 are as follows (in thousands):

                                            Obligations    Non-
                                               Under     cancelable
                                   Line of    Capital    Operating
   Year Ending December 31,        Credit    Leases (1)  Leases (2)    Total
  --------------------------      ---------  ----------  ----------  ---------
     2003....................... $   3,427  $       14  $    2,937  $   6,378
     2004.......................        --          --       4,664      4,664
     2005.......................        --          --       3,686      3,686
     2006.......................        --          --       3,455      3,455
     2007.......................        --          --       2,721      2,721
     2008 & Thereafter..........        --          --       6,932      6,932
                                  ---------  ----------  ----------  ---------
     Total mimimum lease payment $   3,427  $       14  $   24,395  $  27,836
                                  =========  ==========  ==========  =========
  Throughout the remainder of 2003, the Company will make interest payments in relation to the obligations under capital leases; this interest component is included in the commitment schedule above.
  Includes leases previously subject to abandonment and included in the restructuring charge.

In addition to these debt and lease obligations, in January 2003, the Company began implementing an outsourcing strategy, which involves subcontracting a significant portion of its software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of transitioning these activities offshore, the Company reduced its research and development department by 53 employees in the first half of 2003, and expects to continue to transition these activities in future quarters of 2003. The Company signed contracts with some of these development partners in 2003, with expected payments in 2003 of approximately $4.0 million, primarily on a time and materials basis but with minimum payments of $1.0 million in 2003. The Company expects to incur additional obligations with respect to this outsourcing arrangement in the second half of 2003.

Note 11. Discontinued Operations

As of the quarter ended June 30, 2001, the Company adopted a plan to discontinue the KANA Online business. The Company no longer seeks new business but continued to service all ongoing contractual obligations it had to its existing customers through April 2002. Accordingly, KANA Online was reported as a discontinued operation for the three and six months ended June 30, 2002 and 2001. The estimated loss on the disposal of KANA Online was $3.7 million as of June 30, 2001, consisting of an estimated loss on disposal of the assets of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. The loss on disposal was recorded in the second quarter of 2001 and adjusted in the second quarter of 2002, resulting in a gain of $0.4 million. This operation has been presented as a discontinued operation for all periods presented.

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

Since 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. For the three and six months ended June 30, 2003, we recorded a net loss of $9.9 million and $13.8 million, respectively. We expect to experience decreased operating losses for the remainder of 2003 compared to the second quarter of 2003, as a result of our cost savings efforts, as well as personnel and facility cost reductions in 2003. However, such expectations are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. As of June 30, 2003, we had 292 full-time employees, which represents a decrease from 313 employees at March 31, 2003.

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

License revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed or determinable, and collectibility is reasonably assured.

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

Probability of collection is based upon assessment of the customer's financial condition through review of their current financial statements or publicly-available credit reports. For sales to existing customers, prior payment history is also considered in assessing probability of collection. We are required to exercise significant judgment in deciding whether collectibility is reasonably assured, and such judgments may materially affect the timing of our revenues and our results of operations.

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

Accounting for Internal Use Software. Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software's estimated useful life (generally five years) using the straight- line method. As of June 30, 2003, we had $12.6 million of capitalized costs of internal use software, net of $2.5 million accumulated depreciation.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations. Based on our assessment as of June 30, 2003, we determined that no such impairment of internal-use software existed.

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

Goodwill and Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Amortization of goodwill ceased as of January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Instead, we are now required to test goodwill for impairment under certain circumstances and write down goodwill when it is impaired. We have determined that the consolidated results of KANA comprise one reporting unit for the purpose of impairment testing through 2003.

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

Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis completed at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the lower-than-previously-expected revenues and net loss for the second quarter of 2002 and the revision of estimates of our revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated revenue and cash flows in future quarters. We used relevant market data, including KANA's market capitalization during the period following the announcement of preliminary results for the second quarter of 2002, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a reduction of goodwill as of June 30, 2002 by $55.0 million. The remaining amount of goodwill as of June 30, 2003 was $7.4 million. We have continued to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2002. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Selected Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

                                            Three Months Ended             Six Months Ended
                                                 June 30,                        June 30,
                                     ----------------------------    ----------------------------
                                            2003           2002             2003            2002
Revenues:                            ------------   -------------    ------------   -------------
     License.....................   $ 3,183   26% $ 8,309    48%  $12,534   42% $ 23,438   55%
     Service.....................     8,872   74     8,881    52     17,630   58     18,895   45
                                     ------- ----   ------- -----    ------- ----   -------- ----
Total revenues...................    12,055  100    17,190   100     30,164  100     42,333  100
                                     ------- ----   ------- -----    ------- ----   -------- ----
Cost of revenues:
     License.....................       507    4     1,056     6      1,425    5      2,021    5
     Service*....................     2,708   22    19,891   116      5,070   17     23,798   56
                                     ------- ----   ------- -----    ------- ----   -------- ----
Total cost of revenues...........     3,215   27    20,947   122      6,495   22     25,819   61
                                     ------- ----   ------- -----    ------- ----   -------- ----
Gross profit (loss)..............     8,840   73    (3,757)  (22)    23,669   78     16,514   39
                                     ------- ----   ------- -----    ------- ----   -------- ----

Selected operating expenses*:
     Sales and marketing.........     7,887   65    10,395    60     15,324   51     20,700   49
     Research and development....     5,943   49     6,512    38     12,023   40     13,150   31
     General and administrative..     2,990   25     3,383    20      5,670   19      6,603   16

* Excludes amortization of deferred stock based compensation.

Three and Six Months Ended June 30, 2003 and 2002

Revenues

License revenue decreased 62% and 47%, respectively, for the three and six months ended June 30, 2003 compared to the same periods in the prior year. License revenue constituted 26% of total revenues during the three months ended June 30, 2003, compared to 48% for the same period last year. For the six months ended June 30, 2003, license revenues constituted 42% of total revenues, compared to 55% for the same period last year. These decreases were the result of fewer license transactions in 2003 compared to 2002. We believe the slowdown in sales was primarily due to lengthening sales cycles in the current uncertain economic environment. We anticipate license revenue will increase as a percentage of total revenue in the second half of 2003 as a result of our continued effort to focus on sales of licenses, and plan to continue to leverage third party integrators for providing implementation services to our customers. We expect this shift towards a greater proportion of license fees in our revenue mix to also improve our overall gross margin percentage in the second half of 2003 compared to the second half of 2002. While we are focused on increasing license revenue throughout the remainder of 2003, we are unable to predict such revenue with any degree of accuracy as the market for our products is unpredictable and intensely competitive, and sales of our products are affected by the current economic environment and corresponding effects it has on corporate purchasing habits.

Our service revenues consist of support service (primarily from customer support, product maintenance and updates) and professional services revenue (primarily from consulting and implementation services). Service revenue remained flat for the three months and decreased 7% for the six months ended June 30, 2003 compared to the same periods in the prior year. The decrease during the six-month period resulted primarily from our shift to leverage third party integrators for providing implementation services to our customers.

Revenue from international sales was $3.0 million and $4.0 million for the three months ended June 30, 2003 and 2002, respectively, and $8.9 million and $14.1 million for the six months ended June 30, 2003 and 2002, respectively. We believe the decrease in international revenues in 2003 was primarily a result of lengthening sales cycles and decreased information technology spending by both our customers and potential customers. For the remainder of 2003, we expect international revenue, as a percentage of overall revenue, to remain relatively consistent with the first half of 2003.

Cost of Revenues

Cost of license revenue consists primarily of third party software royalties, and to a lesser extent, costs of product packaging and documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue was 16% for the three months ended June 30, 2003 compared to 13% in the same period in the prior year. For the six months ended June 30, 2003, cost of license revenue as a percentage of license revenue was 11%, compared to 9% in the same period in the prior year. The increase in cost of license revenues in the 2003 periods compared to the same periods in 2002 was due to the decrease in license revenue in 2003 while certain royalty expenses remain constant due to the fixed nature of some of the fees in our royalty agreements. Additionally, there was a change in the product mix, with a greater proportion of sales in 2003 of KANA Response product licenses which have higher associated royalty rates. We expect that our cost of license revenue as a percentage of sales will remain relatively constant through the remainder of 2003.

Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementation and training services organization and an allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue decreased to 31% of service revenue for the three months ended June 30, 2003 compared to 224% for the same period in the prior year. For the six months ended June 30, 2003, cost of service revenue decreased to 29% of service revenue, compared to 126% for the same period in the prior year. These decreases were primarily due to the $15.6 million charge relating to an amendment executed in August 2002, relating to an original contract with a customer - see discussion under "-Critical Accounting Policies-Reserve for Loss Contract". In addition, we experienced a 61% decrease in implementation and training costs in the 2003 periods primarily as a result of a 26% year over year decrease in personnel in these departments. We anticipate that our cost of service revenue as a percentage of service revenue will be relatively constant for the remainder of 2003.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, lead-generation programs and marketing materials. Sales and marketing expenses decreased 24% for the three months and 26% for the six months ended June 30, 2003 compared to the same periods in the prior year. This decrease was attributable primarily to the net reduction of sales positions throughout 2003 as a result of our restructuring activities in prior years. As of June 30, 2003, we had 95 personnel in sales and marketing, compared to 135 as of June 30, 2002, a 29.6% reduction.

We anticipate that sales and marketing expenses will remain relatively constant in absolute dollars throughout the second half of 2003 compared to the same period in 2002. Thereafter, sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and for enhancement of existing products and quality assurance activities. Research and development expenses decreased by 9% for the three and six months ended June 30, 2003 compared to the same periods in the prior year. These decreases were attributable to the transitioning of research, development and quality assurance activities to our international third party development partners beginning in March 2003. As of June 30, 2003, we had 76 personnel in research and development, compared to 140 as of June 30, 2002, a 45.7% reduction.

We anticipate that quarterly research and development expenses will decrease in absolute dollars throughout the remainder of 2003 as a result of further transitioning research, development and quality assurance activities to our development partners. Thereafter research and development expenses may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, bad debt expenses, and legal, accounting and other general corporate expenses. General and administrative expenses decreased 12% for the three months and 14% for the six months ended June 30, 2003 compared to the same periods in the prior year. The decrease in expense was primarily attributable to a reduction of approximately $750,000 in bad debt expense in the first half of 2003. There was no change in the number of general and administrative personnel, compared to the same period in the prior year.

We anticipate that general and administrative expenses will remain fairly consistent in absolute dollars over the next few quarters and thereafter may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, bad debt expense and other administrative costs.

Restructuring Costs. As of June 30, 2003, $9.6 million in restructuring liabilities remained on our unaudited condensed consolidated balance sheet in accrued restructuring and merger costs. Cash payments for severance and excess leased facilities during the six months ended June 30, 2003 totaled $1.6 million. Cash received from subleases charged to restructuring expense in previous periods totaled $0.2 million. The following table is a summary of restructuring payments and liabilities during the six months ended June 30, 2003 (in thousands):

                     Restructuring                          Restructuring
                       Accrual at               Sublease      Accrual at
                      December 31,   Payments   Payments       June 30,
                          2002         Made     Received         2003
                      ------------   --------  -----------   ------------
Severance..........  $        217  $     (32) $        --   $        185
Facilities.........        10,731     (1,547)         228          9,412
                      ------------   --------  -----------   ------------
Total .............  $     10,948  $  (1,579) $       228   $      9,597
                      ============   ========  ===========   ============

Amortization of Deferred Stock-Based Compensation. We are amortizing deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FIN 28. As of June 30, 2003, there was approximately $4.7 million of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. We will amortize an additional $3.0 million of deferred stock-based compensation in 2003. We currently expect amortization of deferred stock based compensation in the years ending December 31, 2004 and 2005 to be approximately $1.5 million and $71,000, respectively. Amortization may be reduced in future periods to the extent employees are terminated prior to vesting. The following table details, by operating expense, our amortization of stock-based compensation (in thousands):

                                       Three Months Ended  Six Months Ended
                                             June 30,          June 30,
                                           2003    2002      2003     2002
                                        -------  -------   -------  -------
Cost of service ...................... $   124  $   226   $   227  $   609
Sales and marketing ..................     664    1,203     1,214    3,236
Research and development .............     621    1,123     1,134    3,020
General and administrative ...........     269      489       490    6,063
                                        -------  -------   -------  -------
Total ................................ $ 1,678  $ 3,041   $ 3,065  $12,928
                                        =======  =======   =======  =======

Amortization of Identifiable Intangibles. Amortization of identifiable intangibles for the three months ended June 30, 2003 was $0.3 million compared to $1.2 million in the same period in the prior year. Amortization for the six months ended June 30, 2003 was $1.5 million compared to $2.4 million in the same period in the prior year. The amortization recorded in the current and prior year relates to $14.4 million of purchased technology recorded as an intangible asset in connection with the merger with Silknet. The decrease in amortization over the same periods in the prior year is a result of us completing the amortization of purchased intangibles in April 2003. As a result of our adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer amortized, but is tested for impairment under certain circumstances and written down when impaired. No such indicators have occurred during the six months ended June 30, 2003.

Goodwill Impairment. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired. SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis completed at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the lower-than-previously-expected revenues and net loss for the second quarter of 2002 and the revision of estimates of our revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated cash flows in future quarters. We used relevant market data, including KANA's market capitalization during the period following the revision of estimates, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a reduction of goodwill as of June 30, 2002 by $55.0 million. The remaining goodwill balance was approximately $7.4 million at June 30, 2003. We have continued to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2003. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

Other Income, Net

Other income consists primarily of interest income earned on cash and investments, offset by interest expense primarily relating to our line of credit. We expect other income to fluctuate in accordance with our cash balances as well as the prime interest rate.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through June 30, 2003, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is more likely than not to occur.

Cumulative Effect of Accounting Change

As part of the adoption of SFAS No. 142, negative goodwill was eliminated and reported as the cumulative effect of accounting change. This accounting change amounted to approximately $3.9 million in the six months ended June 30, 2002.

Liquidity and Capital Resources

As of June 30, 2003, we had $25.8 million in cash, cash equivalents and short-term investments, compared to $32.5 million at December 31, 2002. As of June 30, 2003, we had a negative working capital of $10.5 million, compared to negative $4.5 million as of December 31, 2002.

Our operating activities used $7.3 million of cash for the six months ended June 30, 2003, which included a $13.8 million net loss from continuing operations offset by non-cash charges of $4.5 million in depreciation, $3.1 million in amortization of deferred stock-based compensation and $1.5 million in amortization of identifiable intangibles. Operating activities also included $1.4 million in payments relating to restructuring liabilities. Other working capital changes totaled a net $1.3 million, resulting primarily from a $7.4 million decrease in accounts receivable, offset by $5.5 million reduction in deferred revenue and a $1.8 million reduction in accounts payable and accrued liabilities.

Our investing activities provided $10.0 million of cash for the six months ended June 30, 2003, resulting from $11.7 million of maturities of short-term investments, offset by $1.3 million of purchases of short-term investments and $0.5 million of property and equipment purchases. Upon maturity of our investments, we transferred the funds to cash and cash equivalents.

Our financing activities provided $0.6 million in cash for the six months ended June 30, 2003, primarily due to net proceeds of approximately $0.6 from the issuance of common stock pursuant to our employee incentive plans.

We have a line of credit totaling $5.0 million, which is collateralized by all of our assets, bears interest at the bank's prime rate plus 0.25% (4.5% as of June 30, 2003), and expires in November 2003 at which time the entire balance under the line of credit will be due. Total borrowings as of June 30, 2003 were approximately $3.4 million under this line of credit. The line of credit contains a covenant that requires us to maintain at least a $8.0 million balance in any account with the bank. In lieu of this minimum balance covenant we may also cash-secure the facility with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that we maintain at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. If we default under this line of credit, including through a violation of any of these covenants, the entire balance under the line of credit will become immediately due and payable. As of June 30, 2003, we were in compliance with all covenants of the line of credit agreement.

In June 2002, we entered into a non-recourse receivables purchase agreement with a bank which provides for the sale of up to $5.0 million in certain qualified receivables subject to an administrative fee and a discount schedule ranging from the bank's prime rate of interest plus 0.50% to the bank's prime rate of interest plus 1.50%. As of June 30, 2003, we had not sold any receivables under this agreement.

Future payments due under our non-cancelable debt and lease obligations as of June 30, 2003 are as follows (in thousands):

                                             Obligations    Non-
                                               Under     cancelable
                                   Line of    Capital    Operating
   Year Ending December 31,        Credit    Leases (1)  Leases (2)    Total
  --------------------------      ---------  ----------  ----------  ---------
     2003....................... $   3,427  $       14  $    2,937  $   6,378
     2004.......................        --          --       4,664      4,664
     2005.......................        --          --       3,686      3,686
     2006.......................        --          --       3,455      3,455
     2007.......................        --          --       2,721      2,721
     2008 & Thereafter..........        --          --       6,932      6,932
                                  ---------  ----------  ----------  ---------
     Total mimimum lease payment $   3,427  $       14  $   24,395  $  27,836
                                  =========  ==========  ==========  =========
  Throughout the remainder of 2003, we will make interest payments in relation to the obligations under capital leases; this interest component is included in the commitment schedule above.
  Includes leases previously subject to abandonment and included in the restructuring charge.

In addition to those described in the table above, our significant expected cash outflows through the remainder of 2003 include approximately $1.7 million in payments relating to accrued restructuring costs and approximately $0.7 million of expenditures on property and equipment.

Additionally, in January 2003, we began implementing an outsourcing strategy, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of transitioning these activities offshore, we reduced our research and development department by 53 employees in the first half of 2003, and expect to continue to transition these activities in future quarters of 2003. We signed contracts with some of these development partners in March 2003, with expected payments in 2003 of approximately $4.0 million, primarily on a time and materials basis but with minimum payments of $1.0 million in 2003. If we experience a decrease in demand for our products from the level experienced in the first half of 2003, then we would need to reduce expenditures to a greater degree than anticipated, or raise additional funds, if possible.

While we believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated capital requirements for the next 12 months, failure to increase future orders and revenues beyond the level achieved in the second quarter of 2003 would require us to seek additional capital to meet our working capital needs during or beyond the next twelve months if we are unable to reduce expenses to the degree necessary to avoid incurring losses. If we have a need for additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products and services. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in us not being able to achieve our long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to our shareholders.

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

Our limited operating history makes it difficult to evaluate our business and prospects. Any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by recently-established companies in Internet-related markets. We first recorded revenue in February 1998 and our revenue mix and operating structure have changed substantially since then. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible to predict our future results of operations. For example, we cannot accurately forecast operating expenses based on our historical results (or those of similar companies) because historical results are limited, and we forecast expenses in part on future revenue projections based on a number of assumptions. Moreover, due to our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited. In addition, our business is subject to a number of risks, any of which could unexpectedly harm our results of operations. Many of these risks are discussed in the subheadings below, and include our ability to:

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

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described under the subheadings of this "Risks Factors" section as well as:

  the evolving and varying demand for our customer communication software products and services;
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
  costs related to the development and customization of our products;
  our ability to expand our operations, and the amount and timing of expenditures related to this expansion;
  decisions by customers and potential customers to delay purchasing our products;
  modifications to accounting principles or policies governing our financial statements;
  non-recurring accounting charges, such as those resulting from the write-off of intangible assets such as goodwill;
  consolidation and anticipated consolidation in our industry; and
  global economic and political conditions, as well as those specific to our customers or our industry.

Customers' decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. Due to the continuing slowdown in the general economy, we believe that many existing and potential customers are reassessing or reducing their planned technology and software investments and deferring purchasing decisions. Further delays or reductions in business spending for information technology could have a material adverse effect on our revenues and operating results. As a result, there is increased uncertainty with respect to our expected revenues.

Our failure to complete our expected sales in any given quarter could materially harm our operating results because of the increasingly large size of many of our orders.

Our quarterly revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions has increased in recent periods as we have focused on larger enterprise customers and on licensing our more comprehensive integrated products and have utilized system integrators in our sales process. We expect the percentage of larger orders, as compared to total orders, to continue to increase in future quarters. For example, during the six months ended June 30, 2003, one customer, IBM, represented 11% of our total revenues. During the six months ended June 30, 2002, IBM represented 14% of our total revenues. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. In addition, large orders, and orders obtained through the activities of system integrators, often have longer sales cycles, increasing the difficulty of predicting future revenues. We expect the concentration of revenues among fewer customers to continue in the future, due to our efforts to target sales opportunities with larger customers who would be interested in purchasing our full suite of products.

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

Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our forecast is based, in part, upon our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below expectations, we could not proportionately reduce operating expenses for that quarter. Accordingly, such a revenue shortfall would have a disproportionate effect on our expected operating results for that quarter.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle.

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken anywhere from 3 to 12 months in the United States and longer in foreign countries. Consequently, we face difficulty predicting the quarter in which expected sales will actually occur. This contributes to fluctuations in our future operating results. Our sales cycle has required pre- purchase evaluation by a significant number of individuals in our customers' organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. If the present economic downturn continues, the sales cycle for our products may become longer and we may require more resources to complete sales.

We have a history of losses and may not be able to generate sufficient revenue to achieve and maintain profitability.

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of June 30, 2003, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in collecting outstanding receivables from our customers and attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

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

In the future, we may be required to seek additional financing to fund our operations or growth. Our operating activities used $42.2 million of cash in 2002 and $7.3 million of cash in the six months ended June 30, 2003. Failure to increase future orders and revenues beyond the level achieved in the second quarter of 2003 would require us to seek additional capital to meet its working capital needs if we are unable to reduce expenses to the degree necessary to avoid incurring losses. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

We rely on marketing, technology and distribution relationships for the sale, installation and support of our products that may generally be terminated at any time, and if our current and future relationships are not successful, our growth might be limited.

We rely on marketing and technology relationships with a variety of companies that, among other things, generate leads for the sale of our products and provide our customers with implementation and ongoing support. These include relationships with:

  systems integrators and consulting firms;
  vendors of e-commerce and Internet software;
  vendors of software designed for customer relationship management or for management of organizations' operational information;
  vendors of key technology and platforms; and
  demographic data providers.

If we cannot maintain successful marketing and technology relationships or if we fail to enter into additional such relationships, we could have difficulty expanding the sales of our products and our growth might be limited. While some of these companies do not resell or distribute our products, we believe that many of our direct sales are the result of leads generated by vendors of e- business and enterprise software and we expect to continue relying heavily on sales from these relationships in future periods. Our marketing and technology relationships are generally not documented in writing, or are governed by agreements that can be terminated by either party with little or no prior notice. In addition, companies with which we have marketing, technology or distribution relationships may promote products of several different companies including those of our competitors. If these companies choose not to promote our products or if they develop, market or recommend software applications that compete with our products, our business will be harmed.

In addition, we rely on distributors, value-added resellers, systems integrators, consultants and other third-party resellers to recommend our products and to install and support these products. Our reduction in the size of our professional services team in 2001 increased our customers' reliance on third parties for product installations and support. If the companies providing these services fail to implement our products successfully for our customers, we might be unable to complete implementation on the schedule required by the customers and we may have increased customer dissatisfaction or difficulty making future sales as a result. We might not be able to maintain these relationships and enter into additional relationships that will provide timely and cost-effective customer support and service. If we cannot maintain successful relationships with our indirect sales channel partners, we might have difficulty expanding the sales of our products and our growth could be limited.

Our efforts to outsource service and development functions could result in unexpected cost increases. For example, the reductions to our professional services team in 2001 shifted responsibility for customer services such as product installations and support to independent third-party providers. If such third parties do not provide the support our customers need, we may be required to hire subcontractors to provide these professional services. Increased use of subcontractors would harm our margins because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.

If systems integrators fail to adequately promote our products, our sales and revenue would be impaired.

A significant percentage of our revenues depends on the efforts of systems integrators, or "SI's", and their recommendations of our products, and we expect an increasing percentage of our revenues to be derived from our relationships with SIs that market and sell our products. If SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue building our network of SIs and other indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will increase. Our reliance on third parties for these functions will reduce our control over such activities and reduce our ability to perform such functions internally. If we come to rely primarily on a single SI that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to support our products, we may not be able to internally generate sufficient revenue or increase the revenues generated by our other SI relationships to offset the resulting lost revenues. Furthermore, SIs typically offer our solution in combination with other products and services, some of which may compete with our solution. SIs are not required to sell any fixed quantities of our products, are not bound to sell our products exclusively, and may act as indirect sales channels for our competitors.

If our international development partners do not provide us with adequate support, our ability to respond to competition and customer demands would be impaired, and our results of operations would be harmed.

In January 2003, we began subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. We have little prior experience in outsourcing our product development work, and we cannot be sure that this strategy will succeed or that it will not cause us difficulties in responding to development challenges we may face. The operations of these partners are based outside the U.S. and therefore subject to risks distinct from those that face U.S.-based operations. For example, military action or political upheaval in the host countries could force these partners to terminate the services they are providing to us or to close their operations entirely. If these partners fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us, our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers. In addition, the loss of research and development personnel associated with this strategy will cause us to lose internal expertise, reducing our ability to respond to these demands independently if the partners fail to perform as required. As a result of the first phase of the strategy, in the first half of 2003, we reduced the size of our research and development department by 53 employees. We expect to reduce the size of our research and development department further as we shift more development activities to these development partners in future quarters of 2003. We have estimated our operating costs for the year making various assumptions about the amount that we will need to pay our development partners. Based on our limited history of working with these partners, we cannot be sure that our cost estimates will prove correct. Unanticipated increases in our operating expenses in any given quarter would increase our net losses and could require us to obtain additional financing sooner than expected.

Difficulties in implementing our products could harm our revenues and margins.

We generally recognize revenue from a customer sale when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. Since the fourth quarter of 2001, we typically have not been providing a significant portion of the implementation services for our products. Instead, our customers typically purchase such services from third-party providers. However, some implementation services may be purchased from us. If an arrangement requires significant customization or implementation services from KANA, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond our control, as this process requires access to the customer's facilities and coordination with the customer's personnel after delivery of the software. Customers could delay product implementations or require us to develop customized features or capabilities. If new or existing customers have difficulty or delay deploying our products or require significant amounts of our professional services support or customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results. Furthermore, difficulties with implementation or failure to meet project milestones in a timely manner could require us to devote more customer support, engineering and other resources to a particular project, increasing our expenses and decreasing our margins.

We may incur non-cash charges resulting from acquisitions and equity issuances, which could harm our operating results.

Prior acquisitions will, and any future acquisitions may, require us to incur significant charges for goodwill and other intangible assets, which will negatively affect our operating income. For example, we will continue to incur charges to reflect amortization and any impairment of identified intangible assets acquired in connection with our acquisition of Silknet, and we may make other acquisitions in the future that could result in further accounting charges. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. With respect to goodwill, accounting standards no longer permit amortization of goodwill. Instead, we are now required to test goodwill for impairment under certain circumstances and write down goodwill when it is impaired.As a result, our goodwill amortization charges ceased in 2002, but we may incur less frequent, but potentially larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of any future acquisitions. For example, we performed a goodwill impairment analysis as of June 30, 2002, which resulted in a $55.0 million impairment expense to reduce goodwill. In addition to non-cash charges for acquired intangible assets, we are incurring and may incur substantial charges for stock-based compensation. Such charges arise from outstanding stock options and warrants to purchase shares of our common stock, as well as other equity rights we may issue. Accordingly, significant increases in our stock price could result in substantial non-cash charges and variations in our results of operations. Current and future accounting charges like these could result in significant losses and delay our achievement of profitability.

The reductions in workforce may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

In connection with our effort to streamline operations, reduce costs and bring our staffing and cost structure in line with industry standards, we restructured our organization in 2001, an effort that included substantial reductions in our workforce. In addition, we have substantially reduced our headcount in the first six months of 2003 from a total of 365 KANA employees as of December 31, 2002 to 292 as of June 30, 2003. The majority of this reduction was the result of our recent decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners. We reduced the size of our research and development department by 53 employees in the first six months of 2003. We may choose to transfer additional positions to these development partners in future quarters of 2003. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee-related costs, and our outsourcing plan may yield unanticipated consequences, such as an inability to release products within expected timeframes. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities.

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

Our reductions in force and salary levels may reduce employee morale and may create concern among existing employees about job security, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. As a result of the reductions in force, we may also need to increase our staff to support new customers and the expanding needs of our existing customers. Because our stock price declined drastically in recent years, and has not experienced any sustained recovery from such decline, stock- based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide client service and execute our strategy would be negatively affected.

Furthermore, our ability to increase revenues in the future depends considerably upon our success in recruiting, training and retaining effective direct sales personnel and the success of our direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. There is a shortage of sales personnel with the requisite qualifications, and competition for such qualified personnel is intense in our industry. Also, it may take a new salesperson a number of months to become a productive member of our sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated.

We face substantial competition and may not be able to compete effectively.

The market for our products and services is intensely competitive, evolving and subject to rapid technological change. From time to time, some of our competitors have reduced the prices of their products and services (substantially in certain cases) in order to obtain new customers. Competitive pressures could make it difficult for us to acquire and retain customers and could require us to reduce the price of our products.

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

Since becoming a publicly-traded security listed on Nasdaq in September 1999, our common stock has reached a closing high of $1,698.10 per share and closing low of $0.65 per share. The last reported sale price of our shares on August 12, 2003 was $2.95 per share. Under Nasdaq's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq may choose to notify us that it may delist our common stock from the Nasdaq National Market. If the closing bid price of our common stock did not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90-days following notification by Nasdaq, Nasdaq could delist our common stock from trading on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

Our business depends on the acceptance of our products and services, and it is uncertain whether the market will accept our products and services.

Our ability to achieve increased revenue depends on overall demand for Internet-based enterprise management software and related services, and in particular for customer-relationship applications. Our expectations regarding the size and growth of the market for these applications are based on assumptions that both companies and their customers will increasingly elect to communicate via the Internet and, consequently, that companies using the Internet for such communication will demand real-time sales and customer service technology and related services. If our assumptions regarding the demand for Internet-based enterprise management applications prove incorrect, our product sales, and our overall revenues, will not grow as we anticipate.

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

Furthermore, because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future services revenue. Also, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. Some of our customers are Internet-based companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current economic slowdown. If customers were unable to pay for their current products or are unwilling to purchase additional products, our revenues would decline.

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

Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe. Any of these third parties might make a claim of infringement against us. For example, from time to time, we have been contacted by companies that have asked us to evaluate the need for a license of certain patents. Although to date no company has filed any patent infringement claims against us, we cannot assure you that no such claims will be filed. Other companies may also have pending patent applications (which are typically confidential until the patent or patents, if any, are issued) that cover technologies we incorporate in our products.

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

Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages. However, some domestic and international jurisdictions may not enforce these contractual limitations on liability. We may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers' internal systems. A product liability claim could divert the attention of management and key personnel, could be expensive to defend and could result in adverse settlements and judgments.

Our international operations expose us to additional risks.

Sales outside North America represented 30% of our total revenues in the six months ended June 30, 2003 and 33% of our total revenues in the six months ended June 30, 2002. We have established offices in the United Kingdom, Germany, Japan, the Netherlands, France, Belgium, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. Any expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, as well as additional support personnel. For any such expansion, we will also need to, among other things expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, if international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increases in our tax rates. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate. Our investments in establishing facilities in other countries may not produce desired levels of revenues.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. In the six months ended June 30, 2003, revenues from customers outside of the United States approximated 30% of total revenues. Generally, our sales are made in local currency. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge against foreign exchange risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. At June 30, 2003, our short-term investments balance was approximately $64,000, consisting primarily of short-term municipals. These all mature within 30 days. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

We are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the US dollar and the Euro and British pound. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2003, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended June 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA's stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA's and other issuers' securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs' claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by KANA's insurers, we do not believe that the settlement will have any effect on our financial condition, results of operation or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and would defend the action vigorously.

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

On February 20, 2003, Tumbleweed Communications Corp. filed suit against our customer Ameritrade, Inc., in the U.S. District Court for the Central District of California, alleging infringement of U.S. Patent No. 6,192,407, and seeking injunctive relief, damages and attorneys fees. KANA assumed defense of this case on behalf of Ameritrade and settled the matter with Tumbleweed in the second quarter of 2003. The amount of the settlement was consistent with the amounts that we had accrued.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 15, 2003 to act on the following matters:

1. The election of one Class I director of KANA, to serve until our 2006 Annual Meeting of Stockholders and until his successor has been elected and qualified or until his earlier resignation, death or removal. The votes cast for and withheld from Massood Zarrabian, the Board of Directors' nominee, were 18,413,638 and 4,588,598, respectively.

2. A proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year 2003. The votes cast for and against this action were 18,413,638 and 4,588,598, respectively.

Based on the voting results, each of these actions was approved and the nominated director was elected to the board.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1	Offer letter to Brian Kelly					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

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

On April 22, 2003, we filed a Current Report on Form 8-K reporting under Item 12 our issuance of a press release announcing our preliminary financial results for the three months ended March 31, 2003 and certain other items, and furnishing such press release as an exhibit to such Current Report.

On June 26, 2003, we filed a Current Report on Form 8-K reporting under Item 5 our issuance of a press release announcing our preliminary expected financial results for the fiscal quarter ending June 30, 2003 and certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2003	KANA Software, Inc.

/s/ Chuck Bay Chuck Bay Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ John Huyett John Huyett Chief Financial Officer (Principal Financial and Accounting Officer)