Form 10-Q
period 2003-09-30
KANA SOFTWARE INC
filed 2003-11-12
CIK 1089907

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

    On November 3, 2003, approximately 23,600,990 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

KANA Software, Inc.
Form 10-Q
Quarter Ended September 30, 2003 Index

Part I: Financial Information

Item 1: Financial Statements

KANA Software, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                            September 30,  December 31,
                                                                 2003         2002
                                                             -----------  -----------
                                                                    (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents................................  $    22,268  $    21,962
 Short-term investments...................................           --       10,536
 Accounts receivable, net.................................        6,167       10,269
 Prepaid expenses and other current assets................        2,202        3,184
                                                             -----------  -----------
   Total current assets...................................       30,637       45,951
Restricted cash...........................................          457          448
Property and equipment, net...............................       16,784       22,293
Goodwill..................................................        7,448        7,448
Intangible assets, net....................................           --        1,453
Other assets..............................................        2,572        2,957
                                                             -----------  -----------
    Total assets..........................................  $    57,898  $    80,550
                                                             ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and capital lease obligations..............  $     3,442  $     3,469
 Accounts payable.........................................        3,287        3,908
 Accrued liabilities......................................       11,228       13,881
 Accrued restructuring....................................        3,539        2,834
 Deferred revenue.........................................       21,070       26,392
                                                             -----------  -----------
  Total current liabilities...............................       42,566       50,484
Accrued restructuring, less current portion...............        5,553        8,114
                                                             -----------  -----------
    Total liabilities.....................................       48,119       58,598
                                                             -----------  -----------
Stockholders' equity:
 Common stock.............................................          196          195
 Additional paid-in capital...............................    4,272,693    4,273,029
 Deferred stock-based compensation........................       (3,001)      (8,602)
 Accumulated other comprehensive income (loss)............          199         (175)
 Accumulated deficit......................................   (4,260,308)  (4,242,495)
                                                             -----------  -----------
    Total stockholders' equity............................        9,779       21,952
                                                             -----------  -----------
    Total liabilities and stockholders' equity............  $    57,898  $    80,550
                                                             ===========  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                     Three Months Ended     Nine Months Ended
                                                                         September 30,         September 30
                                                                    --------------------  --------------------
                                                                       2003       2002       2003       2002
                                                                    ---------  ---------  ---------  ---------
                                                                                     (unaudited)
Revenues:
   License........................................................ $   5,083  $   8,784  $  17,617  $  32,222
   Service........................................................     8,750      9,243     26,380     28,138
                                                                    ---------  ---------  ---------  ---------
Total revenues....................................................    13,833     18,027     43,997     60,360
                                                                    ---------  ---------  ---------  ---------
Cost of revenues:
   License........................................................       578        548      2,003      2,569
   Service (excluding stock-based compensation of
        $98, $145, $325 and $754, respectively)...................     2,381      2,762      7,451     26,560
                                                                    ---------  ---------  ---------  ---------
Total cost of revenues............................................     2,959      3,310      9,454     29,129
                                                                    ---------  ---------  ---------  ---------
Gross profit......................................................    10,874     14,717     34,543     31,231
                                                                    ---------  ---------  ---------  ---------
Operating expenses:
   Sales and marketing (excluding stock-based compensation
     of $522, $772, $1,736 and $4,008, respectively)..............     6,854      8,732     22,178     29,432
   Research and development (excluding stock-based compensation
     of $488, $721, $1,622 and $3,741, respectively)..............     4,718      6,389     16,741     19,539
   General and administrative (excluding stock-based compensation
     of $272, $313, $762 and $6,376, respectively)................     1,981      3,458      7,651     10,061
   Amortization of stock-based compensation.......................     1,380      1,951      4,445     14,879
   Amortization of identifiable intangibles.......................        --      1,200      1,453      3,600
   Goodwill impairment............................................        --         --         --     55,000
                                                                    ---------  ---------  ---------  ---------
Total operating expenses..........................................    14,933     21,730     52,468    132,511
                                                                    ---------  ---------  ---------  ---------
Operating loss....................................................    (4,059)    (7,013)   (17,925)  (101,280)
Other income, net.................................................         5        175        112        770
                                                                    ---------  ---------  ---------  ---------
Loss from continuing operations...................................    (4,054)    (6,838)   (17,813)  (100,510)
Gain on disposal of discontinued operation........................        --         --         --        381
Cumulative effect of accounting change related
  to the elimination of negative goodwill.........................        --         --         --      3,901
                                                                    ---------  ---------  ---------  ---------
Net loss.......................................................... $  (4,054) $  (6,838) $ (17,813) $ (96,228)
                                                                    =========  =========  =========  =========
Basic and diluted net loss per share:
  Loss from continuing operations................................. $   (0.17) $   (0.30) $   (0.77) $   (4.52)
  Income from discontinued operation..............................        --         --         --       0.01
  Cumulative effect of accounting change..........................        --         --         --       0.18
                                                                    ---------  ---------  ---------  ---------
  Net loss........................................................ $   (0.17) $   (0.30) $   (0.77) $   (4.33)
                                                                    =========  =========  =========  =========

Shares used in computing basic and
  diluted net loss per share......................................    23,396     22,851     23,220     22,234
                                                                    =========  =========  =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                 ----------------------
                                                                   2003         2002
                                                                 ---------  -----------
                                                                      (unaudited)
Cash flows from operating activities:
   Net loss.................................................... $ (17,813) $   (96,228)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation..............................................     6,402        6,781
     Amortization of stock-based compensation..................     4,445       14,879
     Amortization of identifiable intangibles..................     1,453        3,600
     Goodwill impairment.......................................        --       55,000
     Elimination of negative goodwill..........................        --       (3,901)
     Other non-cash charges....................................                    212
     Change in allowance for doubtful accounts.................    (2,992)      (1,521)
     Changes in operating assets and liabilities:
         Accounts receivable...................................     7,094        6,148
         Prepaid and other current assets......................       982        1,597
         Other assets..........................................       385          (48)
         Accounts payable and accrued liabilities..............    (3,274)     (10,817)
         Accrued restructuring and merger......................    (1,856)     (17,249)
         Deferred revenue......................................    (5,322)       5,706
                                                                 ---------  -----------
     Net cash used in operating activities.....................   (10,495)     (35,841)
                                                                 ---------  -----------
Cash flows from investing activities:
   Purchases of short-term investments.........................    (1,267)     (23,238)
   Sales of short-term investments.............................    11,803       20,419
   Property and equipment purchases............................      (893)     (11,142)
   Restricted cash.............................................        (9)       7,967
                                                                 ---------  -----------
         Net cash provided by (used in) investing activities...     9,634       (5,994)
                                                                 ---------  -----------
Cash flows from financing activities:
   Payments on capital lease obligations.......................       (27)        (161)
   Net proceeds from issuance of common stock and warrants.....       824       33,413
   Payments on stockholders' notes receivable..................        --          599
                                                                 ---------  -----------
         Net cash provided by financing activities.............       797       33,851
                                                                 ---------  -----------
Effect of exchange rate changes on cash and cash equivalents...       370          167
                                                                 ---------  -----------
Net increase (decrease) in cash and cash equivalents...........       306       (7,817)
Cash and cash equivalents at beginning of period...............    21,962       25,476
                                                                 ---------  -----------
Cash and cash equivalents at end of period..................... $  22,268  $    17,659
                                                                 =========  ===========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest...................... $     135  $        80
                                                                 =========  ===========
 Cash paid during the period for income taxes.................. $     129  $       329
                                                                 =========  ===========
 Noncash activities:
  Issuance of warrants to non-employees ....................... $      --  $     4,749
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

The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated capital requirements for the next 12 months. However, failure to increase future orders and revenues beyond the level achieved in the third quarter of 2003 might require the Company to seek additional capital to meet its working capital needs during or beyond the next twelve months if the Company is unable to reduce expenses to the degree necessary to avoid incurring losses. If the Company has a need for additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products and services. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives.

Note 2. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial position. However, changes in the Company's business relationships with various entities could occur in the future and affect the Company's financial statements under the requirements of FIN 46.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. To date, the impact of the effective provisions of SFAS No. 150 has not had a material impact on the Company's results of operations, financial position or cash flows. While the effective date of certain elements of SFAS No. 150 has been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 3. Stockholders' Equity

(a) Warrants

In September 2000, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock at $371.25 per share pursuant to a stock and warrant purchase agreement in connection with its global strategic alliance. The shares of the common stock issued were fully vested, and the Company recorded a charge of approximately $14.8 million to be amortized over the four-year term of the agreement. As of September 30, 2003, 33,997 shares of common stock subject to the warrant were fully vested and 28,503 had been forfeited, with the remaining 10,000 shares of common stock subject to the warrant becoming vested upon the achievement of certain performance goals. The vested portion of the warrant was valued using the Black-Scholes model with an assumed interest rate of 6.0% and volatility of 100%, which resulted in charges totaling $2.0 million of which $1.0 million is being amortized over the remaining term of the agreement and $1.0 million was immediately expensed in the fourth quarter of 2000 as an operating expense. The Company will incur a charge to stock-based compensation for the unvested portion of the warrant as performance goals are achieved.

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

In September 2001, the Company issued to a customer a warrant to purchase up to 5,000 shares of common stock pursuant to a warrant purchase agreement. The warrant fully vests in September 2006 and has a provision for acceleration of vesting 1,250 shares annually over four years if certain marketing criteria are met by the customer. The warrant was valued using the Black-Scholes model with an assumed interest rate of 4.9% and volatility of 100%, which resulted in a charge to stock-based compensation of approximately $29,000, which is being amortized over the five-year term of the agreement as a reduction of revenue.

In November 2001, the Company issued to two investment funds warrants to purchase up to 386,118 shares of common stock at $10.00 per share in connection with a proposed financing which was to have been completed in February 2002 upon attaining stockholder approval. These warrants were initially exercisable for 193,059 shares. The exercisable warrants were valued using the Black-Scholes model with an assumed interest rate of 6.0% and volatility of 100%, which resulted in a charge of approximately $1.0 million to deferred stock-based compensation. On February 1, 2002, the stockholders voted against the proposed financing, which resulted in the Company terminating the share purchase agreement and caused the warrants to become exercisable with respect to all 386,118 shares. The warrants are exercisable for two years from the date the share purchase agreement was terminated. Using the Black-Scholes model, the warrants issued in November 2001 that were initially exercisable were re-valued as of February 1, 2002, and the warrants that became exercisable on February 1, 2002 were valued as of such date, resulting in a charge totaling approximately $4.7 million which was reflected as amortization of stock-based compensation in the statement of operations in the first quarter of 2002.

In November 2002, the Company issued to its landlords warrants to purchase up to 200,000 shares of common stock at $1.61 per share in connection with an amendment to its existing facility lease. The warrant is exercisable through November 2003. The warrants were valued using the Black-Scholes model with an assumed interest rate of 6.0% and volatility of 100%, which resulted in a charge of approximately $137,000 which was accounted for as a reduction to the Company's restructuring liability in the fourth quarter of 2002.

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

The Company accounts for stock-based compensation arrangements with non- employees in accordance with Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, unvested options and warrants held by non-employees are subject to revaluation at each balance sheet date based on the then current fair market value.

Deferred stock-based compensation resulting from option grants to employees, and warrants issued to non-employees, is amortized on an accelerated basis over the vesting period of the individual options, generally four years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans ("FIN 28").

As of September 30, 2003, there was approximately $3.0 million of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. The Company currently expects amortization of deferred stock-based compensation in the years ending December 31, 2004 and 2005 to be approximately $1.5 million and $71,000, respectively.

The following table details, by operating expense, the Company's amortization of stock-based compensation (in thousands (unaudited)):

                                       Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                           2003    2002       2003     2002
                                         -------  -------   -------  -------
Cost of service ...................... $     98  $   145   $    325  $   754
Sales and marketing ..................      522      772      1,736    4,008
Research and development .............      488      721      1,622    3,741
General and administrative ...........      272      313        762    6,376
                                         -------  -------   -------  -------
Total ................................ $  1,380  $ 1,951   $ 4,445  $ 14,879
                                         =======  =======   =======  =======

The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based compensation provided for by SFAS No. 123, "Accounting for Stock Based Compensation". The following table presents pro forma amounts had the Company adopted SFAS No. 123 and accounted for stock-based compensation using the fair-value based method (in thousands, except per share amounts (unaudited)):

                                                         Three Months Ended        Nine Months Ended
                                                            September 30,              September 30,
                                                       -----------------------    --------------------
                                                         2003          2002         2003       2002
                                                       ---------     ---------    ---------  ---------
As Reported:
  Net loss.........................................  $   (4,054)   $   (6,838)  $  (17,813) $ (96,228)

Compensation expense included in net loss (1)......  $    1,380    $    1,951   $    4,445  $  14,879

Compensation expense if FAS 123 had been adopted ..  $   (3,122)   $   (6,829)  $   (7,501) $ (39,692)

Pro Forma:
  Net loss.........................................  $   (5,796)   $  (11,716)  $  (20,869) $(121,041)

Basic and diluted net loss per share
  As reported......................................  $    (0.17)   $    (0.30)  $    (0.77) $   (4.33)
  Pro forma........................................  $    (0.25)   $    (0.51)  $    (0.90) $   (5.44)

(1) Unearned deferred compensation resulting from employee and non-employee option grants is amortized on an accelerated basis over the vesting period of the individual options, in accordance with FIN 28. Accordingly, the stock based compensation expense noted above is net of the reversal of previously recorded accelerated stock based compensation expense due to the forfeitures of those stock options prior to vesting.

Note 4. Net Loss Per Share

Basic net loss per share from continuing operations is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share from continuing operations is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method. The following table presents the calculation of basic and diluted net loss per share from continuing operations (in thousands, except net loss per share (unaudited):

                                                               Three Months Ended     Nine Months Ended
                                                                   September 30,         September 30
                                                              --------------------  --------------------
                                                                 2003       2002       2003       2002
                                                              ---------  ---------  ---------  ---------
Numerator:
Loss from continuing operations before
  cumulative effect of accounting change ................... $  (4,054) $  (6,838)  $(17,813) $(100,510)
                                                              ---------  ---------  ---------  ---------
Denominator:
Weighted-average shares of common stock outstanding ........    23,396     22,865     23,226     22,253
Less: weighted-average shares subject to repurchase ........        --        (14)        (6)       (19)
                                                              ---------  ---------  ---------  ---------
Denominator for basic and diluted calculation ..............    23,396     22,851     23,220     22,234
                                                              ---------  ---------  ---------  ---------
Basic and diluted net loss per share from continuing
  operations before cumulative effect of accounting change..  $  (0.17)  $  (0.30)  $  (0.77)  $  (4.52)
                                                              =========  =========  =========  =========

All warrants and outstanding stock options have been excluded from the calculation of diluted net loss per share as all such securities were anti- dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share was (in thousands (unaudited)):

                                        As of September 30,
                                      ----------------------
                                         2003        2002
                                      ---------  -----------
Stock options and warrants ..........    8,798        8,531
Common stock subject to repurchase ..       --           13
                                      ---------  -----------
                                         8,798        8,544
                                      =========  ===========

The weighted average exercise price of stock options and warrants outstanding was $18.23 and $33.59 as of September 30, 2003 and 2002, respectively.

Note 5. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three and nine months ended September 30, 2003 and 2002 were as follows (in thousands (unaudited)):

                                    Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                  ----------------------     ----------------------
                                    2003          2002          2003         2002
                                  -------      ---------     ---------    ---------
Net loss.......................   $(4,054)     $  (6,838)    $ (17,813)   $ (96,228)

Other comprehensive income (loss):

  Foreign currency translation
    adjustments................       (61)          (111)          374        1,101
                                   -------      ---------     ---------    ---------
Net change in other
  comprehensive income (loss)..       (61)          (111)          374        1,101
                                   -------      ---------     ---------    ---------
Comprehensive loss.............   $(4,115)     $  (6,949)    $ (17,439)   $ (95,127)
                                   =======      =========     =========    =========

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

The underwriters for KANA's initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as KANA and certain former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA's stock between September 21, 1999 and December 6, 2000 in connection with KANA's initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA's and other issuers' securities in the initial public offering and in the aftermarket. In July 2003, KANA decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although KANA believes that the plaintiffs' claims have no merit, it has decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by KANA's insurers, KANA does not believe that the settlement will have any effect on its financial condition, results of operations or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, KANA believes it has meritorious defenses to these claims and would defend the action vigorously.

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

Guarantees. The Company has provided letters of credit that secure its rental payments at various offices in the United States. The Company could be required to perform under these guarantees if it were to default with respect to any of the terms, provisions, covenants, or conditions of the lease agreement. These guarantees are renewed annually for successive one-year terms until the expiration of the related leases on April 30, 2007. The maximum potential amount of future payments the Company could be required to make under these letters of credit as of September 30, 2003 is $1.1 million.

Indemnifications. The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

Warranties. The Company offers warranties on its software products. To date, there have been no material payments or costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2003. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Outsourcing Arrangements. In the first quarter of 2003, the Company began implementing an outsourcing strategy, which involves subcontracting a significant portion of its software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of transitioning these activities offshore, the Company reduced its research and development department by 78 employees during the nine months ended September 30, 2003. The Company signed contracts with development partners in 2003, with expected payments in 2003 of approximately $5.2 million, primarily on a time and materials basis. In addition, a cancellation fee ranging from $28,000 to $640,000 could be incurred if one agreement is terminated prior to July 2004.

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

As of September 30, 2003, $9.1 million in restructuring liabilities remained on the Company's unaudited consolidated balance sheet in accrued restructuring costs. Cash payments for severance and excess leased facilities during the nine months ended September 30, 2003 totaled $2.1 million. Cash received during the nine months ended September 30, 2003 from subleases charged to restructuring expense in previous periods totaled $269,000. The following table provides a summary of restructuring payments and liabilities during the first nine months of 2003 (in thousands (unaudited)):

                      Restructuring                          Restructuring
                       Accrual at               Sublease      Accrual at
                      December 31,   Payments   Payments     September 30,
                          2002         Made     Received         2003
                      ------------   --------  -----------   ------------
Severance..........  $        217  $     (33) $        --   $        184
Facilities.........        10,731     (2,092)         269          8,908
                      ------------   --------  -----------   ------------
Total .............  $     10,948  $  (2,125) $       269   $      9,092
                      ============   ========  ===========   ============

If the real estate market continues to decline, additional adjustments to the reserve may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, or if the Company is otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the reserve may be required that would affect the Company's statement of operations in the period in which such determination is made.

Note 8. Goodwill and Purchased Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the provisions of SFAS No. 142, the Company ceased amortizing goodwill as of the beginning of fiscal 2002. In addition, as part of the adoption of SFAS No. 142, negative goodwill was eliminated and reported as the cumulative effect of an accounting change. This accounting change amounted to approximately $3.9 million in the first quarter of 2002. Additionally, SFAS 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon the Company's analysis at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and the Company performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the lower-than- previously-expected revenues and net loss for the second quarter of 2002 and the revision of estimates of the Company's revenues and net loss for subsequent quarters based upon financial results for the second quarter of 2002 and the reduction of estimated cash flows for future quarters. The Company used relevant market data, including the Company's market capitalization during the period following the revision of estimates, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a reduction of goodwill as of June 30, 2002 by $55.0 million. The remaining goodwill balance as of September 30, 2003 was approximately $7.4 million. The Company has continued to assess whether potential indicators of impairment of goodwill have occurred and has determined that no such indicators have arisen since June 30, 2002.

Purchased intangible assets relate to $14.4 million of existing technology purchased in connection with the acquisition of Silknet Software, Inc. in April 2000 and are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. The purchased intangible assets have been fully amortized as of April 2003 and no amortization expense on purchased intangible assets was incurred during the three months ended September 30, 2003. The Company reported amortization expense on purchased intangible assets of $1.2 million for the three months ended September 30, 2002 and $1.5 million and $3.6 million for the nine months ended September 30, 2003 and September 30, 2002, respectively.

Note 9. Segment Information

The Company's chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company's long- lived assets are primarily in the United States. The following table provides geographic information on revenue for the three and nine months ended September 30, 2003 and 2002 (in thousands, (unaudited)):

                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                      ----------------------  ---------------------
                                         2003       2002         2003        2002
                                      ---------  -----------  ----------  ---------
United States ...................... $   8,395  $    11,643  $   29,679  $  39,992
United Kingdom......................     3,524        3,651       8,220     12,106
Other (1) ..........................     1,914        2,733       6,098      8,262
                                      ---------  -----------  ----------  ---------
                                     $  13,833       18,027      43,997     60,360
                                      =========  ===========  ==========  =========

(1) Represents sales to customers located primarily in Europe, other than the United Kingdom

During the three and nine months ended September 30, 2003, one customer, Customer A, represented 13% and 4%, respectively, of total revenues. During the three and nine months ended September 30, 2002, a second customer, Customer B, represented 13% and 13%, respectively, of total revenues.

Note 10. Notes Payable

The Company maintains a $5.0 million loan facility, which is collateralized by all of the Company's assets, bears interest at the bank's prime rate (4.25% as of September 30, 2003) plus 0.25%, and expires in November 2003 at which time the entire balance under the line of credit will be due. Total borrowings as of September 30, 2003 were approximately $3.4 million under this line of credit. The line of credit contains a covenant that requires the Company to maintain at least a $8.0 million balance in any account with the bank. In lieu of this minimum balance covenant the Company may also cash-secure the facility with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that the Company maintain at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. In the event that the Company defaults on this agreement, including through a violation of any of these covenants, the entire balance under the line of credit will become immediately due and payable. As of September 30, 2003, the Company was in compliance with all covenants of the line of credit agreement.

Future payments due under the Company's debt and lease obligations as of September 30, 2003 are as follows (in thousands (unaudited)):

                                             Obligations     Non-
                                               Under     cancelable
                                    Line of    Capital    Operating
   Year Ending December 31,         Credit    Leases (1)  Leases (2)    Total
  --------------------_------      ---------  ----------  ----------  ---------
     2003........................ $   3,427  $       15  $    1,368  $   4,810
     2004........................        --          --       4,733      4,733
     2005........................        --          --       3,850      3,850
     2006........................        --          --       3,546      3,546
     2007........................        --          --       2,959      2,959
     2008 & Thereafter...........        --          --       6,655      6,655
                                   ---------  ----------  ----------  ---------
     Total mimimum lease payments $   3,427  $       15  $   23,111  $  26,553
                                   =========  ==========  ==========  =========
  (1) Throughout the remainder of 2003, the Company will make interest payments in relation to the obligations under capital leases; this interest component is included in the commitment schedule above. (2) Includes leases previously subject to abandonment and included in accrued restructuring on the balance sheet, net of scheduled sublease income.

Note 11. Discontinued Operations

As of the quarter ended June 30, 2001, the Company adopted a plan to discontinue the KANA Online business. The Company no longer seeks new business but continued to service all ongoing contractual obligations it had to its existing customers through April 2002. The estimated loss on the disposal of KANA Online was $3.7 million as of June 30, 2001, consisting of an estimated loss on disposal of the assets of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. The estimated loss on disposal was recorded in the second quarter of 2001 and adjusted in the second quarter of 2002, resulting in a gain of $381,000 in the nine months ended September 30, 2002. The operation has been presented as a discontinued operation for all periods presented.

Note 12. Subsequent Event

On November 5, 2003 the Company announced the underwritten public offering of 4,080,000 shares of its common stock at a price to the public of $3.00 per share. The common stock was offered by KANA under its shelf registration statement. The offering closed on November 10, 2003. The underwriter has a 30-day option to purchase a maximum of 612,000 additional shares to cover over-allotments of shares, if any. The proceeds from the offering, net of expenses, will be approximately $11.4 million, and approximately $13.1 million if the underwriter's over-allotment option is exercised in full.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations and other parts of this report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as "anticipate," "believe," "estimate," "expecs," "intend," "plan," "will" and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from" those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this report. Forward- looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Since 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. For the three and nine months ended September 30, 2003, we recorded a net loss of $4.1 million and $17.8 million, respectively. As of September 30, 2003, we had 233 full-time employees, which represents a decrease from 292 employees at June 30, 2003.

On November 5, 2003 we announced the underwritten public offering of 4,080,000 shares of our common stock at a price to the public of $3.00 per share. We offered the common stock under our shelf registration statement. The offering closed on November 10, 2003. The underwriter has a 30-day option to purchase a maximum of 612,000 additional shares to cover over-allotments of shares, if any. The proceeds from the offering, net of expenses, will be approximately $11.4 million, and approximately $13.1 million if the underwriter's over-allotment option is exercised in full.

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

In software arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements with the residual amounts of revenue being allocated to the delivered elements. Elements included in multiple element arrangements primarily consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence for software products and consulting services is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for maintenance is based on stated contractual renewal rates. Evaluating whether sufficient and appropriate vendor- specific objective evidence exists to use in allocating revenue to undelivered elements, and the interpretation of such evidence to determine the fair value of undelivered elements is subject to judgment and estimates that affect when and to what extent we may recognize revenues from a given contractual arrangement.

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

Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis or, in certain situations, on a fixed-fee basis, under separate service arrangements. Implementation services performed under fixed-fee arrangements are generally recognized on a percentage-of-completion basis. When acceptance is not assured or an ability to reliably estimate costs is not possible, we use the completed contract method, whereby revenues and related costs are deferred until all contractual obligations are met, and acceptance, if required in the contract, is received. Revenues from training services are recognized as services are performed.

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

Reserve for Loss Contract. We were party to a contract with a customer that provided for fixed fee payments in exchange for services upon meeting certain milestone criteria. In order to assess whether a loss reserve was necessary, we estimated the total expected costs of providing services necessary to complete the contract and compared these costs to the fees expected to be received under the contract. Based on analysis we performed in the fourth quarter of 2000, we expected the costs to complete the project to exceed the associated fees, and accordingly we recorded a loss reserve of $1.4 million in the quarter ended December 31, 2000. As a result of our restructuring in the third quarter of 2001, substantially all of the remaining professional services required under the contract were being provided by a third party, and we recorded an additional loss reserve of $6.1 million based upon an analysis of costs to complete these services. In the second quarter of 2002, we began discussions with the customer regarding the timing and scope of the project deliverables, which led to an amendment to the original contract in August 2002. Based on the amendment and associated negotiations with a third-party integrator that had been providing implementation services to the customer, we recorded a charge of approximately $15.6 million to cost of services revenue in the second quarter of 2002 and in accordance with the terms of the amendment were relieved from providing any further implementation services under the contract. The amendment required that we transfer $6.9 million to an escrow account (which included $5.8 million previously reported as restricted cash) to compensate any third-party integrator for the continued implementation of the customer's system. The charge also included $8.5 million of fees which we had paid the third-party integrator prior to the amendment. During the second quarter of 2002, we received a scheduled payment of $4.0 million associated with the original agreement which we reported as deferred revenue. The $4.0 million is being recognized as license revenue as we fulfill our maintenance and training obligations.

Accounting for Internal Use Software. Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software's estimated useful life (generally five years) using the straight- line method. As of September 30, 2003, we had $11.9 million of capitalized costs of internal use software, net of $3.3 million accumulated depreciation.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations. Based on our assessment as of September 30, 2003, we determined that no such impairment of internal-use software existed.

Restructuring. During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities. We have worked with external real estate advisors in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If the real estate market continues to worsen, additional adjustments to the reserve may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if the real estate market strengthens, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the reserve may be required that would increase income in the period in which such determination is made.

In November 2002, we entered into an amendment to a facility lease. In connection with this lease amendment, our evaluation of real estate market conditions relating to this and other excess leased facilities, and discussions with our other landlords, we reduced our associated restructuring accrual by approximately $9.1 million. This reduction was primarily comprised of a $4.0 million payment made in connection with the amendment, as well as approximately $5.1 million in net restructuring cost savings resulting from our evaluation that were reflected as a reduction in the restructuring accrual in our operating results for the quarter ended December 31, 2002.

Goodwill and Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Amortization of goodwill ceased as of January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Instead, we are now required to test goodwill for impairment under certain circumstances and write down goodwill when it is impaired. We have determined that the consolidated results of KANA comprise one reporting unit for the purpose of impairment testing through September 30, 2003.

We regularly evaluate all potential indicators of impairment of goodwill and intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis completed at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the lower-than-previously-expected revenues and net loss for the second quarter of 2002 and the revision of estimates of our revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated cash flows in future quarters. We used relevant market data, including KANA's market capitalization during the period following the announcement of preliminary results for the second quarter of 2002, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a reduction of goodwill as of June 30, 2002 by $55.0 million. The remaining amount of goodwill as of September 30, 2003 was $7.4 million. We have continued to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2002. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Selected Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues (in thousands).

                                                    Three Months Ended               Nine Months Ended
                                                      September 30,                     September 30,
                                              ----------------------------      -----------------------------
                                                   2003           2002               2003             2002
Revenues:                                     ------------   -------------      -------------   -------------
     License..............................   $ 5,083   37% $ 8,784    49%    $17,617    40% $ 32,222   53%
     Service..............................     8,750   63     9,243    51       26,380    60     28,138   47
                                              ------- ----   ------- -----      ------- -----   -------- ----
Total revenues............................    13,833  100    18,027   100       43,997   100     60,360  100
                                              ------- ----   ------- -----      ------- -----   -------- ----
Cost of revenues:
     License..............................       578    4       548     3        2,003     4      2,569    4
     Service*.............................     2,381   17     2,762    15        7,451    17     26,560   44
                                              ------- ----   ------- -----      ------- -----   -------- ----
Total cost of revenues....................     2,959   21     3,310    18        9,454    21     29,129   48
                                              ------- ----   ------- -----      ------- -----   -------- ----
Gross profit..............................    10,874   79    14,717    82       34,543    79     31,231   52
                                              ------- ----   ------- -----      ------- -----   -------- ----

Selected operating expenses*:
     Sales and marketing..................     6,854   50     8,732    48       22,178    50     29,432   49
     Research and development.............     4,718   34     6,389    35       16,741    38     19,539   32
     General and administrative...........     1,981   14%   3,458    19%      7,651    17%   10,061   17%

* Excludes amortization of deferred stock based compensation

Three and Nine Months Ended September 30, 2003 and 2002

Revenues

License revenue decreased 42% and 45%, respectively, for the three and nine months ended September 30, 2003 compared to the same periods in the prior year. License revenue constituted 37% of total revenues during the three months ended September 30, 2003, compared to 40% for the same period last year. For the nine months ended September 30, 2003, license revenues constituted 40% of total revenues, compared to 53% for the same period last year. These decreases were the result of fewer license transactions in 2003 compared to 2002. We believe the slowdown in license sales was primarily due to lengthening sales cycles in the current uncertain economic environment. We expect that both license and service revenue in the fourth quarter of 2003 will be lower than they were in the fourth quarter of 2002. While we are focused on increasing license revenue throughout the remainder of 2003, we are unable to predict such revenue with any degree of accuracy as the market for our products is unpredictable and intensely competitive, and sales of our products are affected by the current economic environment and corresponding effects it has on corporate information technology spending.

Our service revenues consist of support service revenue (primarily from customer support, product maintenance and updates) and professional services revenue (primarily from consulting and implementation services). Service revenue decreased 5% for the three months and decreased 6% for the nine months ended September 30, 2003 compared to the same periods in the prior year. The decreases resulted primarily from our shift to leverage third party integrators for providing implementation services to our customers.

Revenues from domestic sales decreased $3.2 million, or 28%, from $11.6 million for the three months ended September 30, 2002 to $8.4 million for the three months ended September 30, 2003, and decreased by $10.3 million, or 26%, from $39.9 million for the nine months ended September 30, 2002 to $29.7 million for the nine months ended September 30, 2003. Revenues from international sales decreased $1.0 million, or 14%, from $6.4 million for the three months ended September 30, 2002 to $5.4 million for the three months ended September 30, 2003, and decreased by $6.1 million, or 30%, from $20.4 for the nine months ended September 30, 2002 to $14.3 million for the nine months ended September 30, 2003. The decrease in both domestic and international revenues in 2003 was primarily a result of lengthening sales cycles and decreased information technology spending experienced worldwide, by both our customers and potential customers. For the three months ended September 30, 2003, the percentage decrease in revenue from international sales is lower than the decrease in revenue from domestic sales due to a relatively large transaction with a customer in Europe which represented 13% of total revenue during the third quarter. For the remainder of 2003, we expect international revenue, as a percentage of overall revenue, to remain relatively consistent with the first nine months of 2003.

Cost of Revenues

Cost of license revenue consists primarily of third party software royalties, and to a lesser extent, costs of product packaging and documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue was 11% for the three months ended September 30, 2003 compared to 6% for the same period in the prior year. For the nine months ended September 30, 2003, cost of license revenue as a percentage of license revenue was 11%, compared to 8% for the same period in the prior year. The increase in cost of license revenues as a percentage of license revenue in the 2003 periods compared to the same periods in 2002 was due to the decrease in license revenue in 2003 while certain royalty expenses remained constant due to the fixed nature of some of the fees in our royalty agreements with third party suppliers. Additionally, a greater proportion of sales in 2003 were of our KANA Response product licenses, which have higher associated royalty rates. We expect that our cost of license revenue as a percentage of sales will remain relatively constant through the remainder of 2003, but that it may vary slightly based on changes in the mix of products we sell.

Cost of service revenue consists primarily of salaries and related expenses for our customer support, implementation and training services organization and an allocation of facility costs and system costs incurred in providing customer support. Cost of service revenue decreased to 27% of service revenue for the three months ended September 30, 2003 compared to 30% for the same period in the prior year. This decrease was associated with the change in mix of service revenues, since maintenance revenue yields a higher gross margin than other professional service revenues. Maintenance revenue comprised 90% of service revenues in the three months ended September 30, 2003 compared to 82% for the same period in the prior year. For the nine months ended September 30, 2003, cost of service revenue decreased to 28% of service revenue, compared to 94% for the same period in the prior year. This decrease was primarily due to the $15.6 million charge relating to an amendment executed in August 2002, relating to an original contract with a customer - see discussion under "-Critical Accounting Policies-Reserve for Loss Contract". In addition, we experienced a 61% decrease in implementation and training costs in the 2003 periods primarily as a result of a 26% year over year decrease in personnel in these departments. We anticipate that our cost of service revenue as a percentage of service revenue will be relatively constant for the remainder of 2003.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, lead-generation programs and marketing materials. Sales and marketing expenses decreased 22% for the three months and 25% for the nine months ended September 30, 2003 compared to the same periods in the prior year. This decrease was attributable primarily to the lower sales commissions expense associated with the decrease in license sales during the same periods, as well as a net reduction of sales positions throughout 2003 as a result of our restructuring activities in prior years and a reduction in facilities. As of September 30, 2003, we had 77 personnel in sales and marketing, compared to 112 as of September 30, 2002, a 31% reduction.

We anticipate that sales and marketing expenses will be lower in absolute dollars for the remainder of 2003 compared to the same period in 2002. Thereafter, sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and for enhancement of existing products and quality assurance activities. Research and development expenses decreased by 26% for the three months and 14% for the nine months ended September 30, 2003 compared to the same periods in the prior year. These decreases were attributable to the transitioning of our software programming, quality assurance and technical documentation activities to our international third party development partners beginning in the first quarter of 2003, which resulted in reductions to research and development headcount. As of September 30, 2003, we had 50 personnel in research and development, compared to 133 as of September 30, 2002, a 62% reduction.

We anticipate that quarterly research and development expenses will be lower in absolute dollars for the remainder of 2003 compared to the same period in 2002 as a result of the transitioning of these activities. Thereafter research and development expenses may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for administrative personnel, bad debt expenses, and legal, accounting and other general corporate expenses. General and administrative expenses decreased 43% for the three months and 24% for the nine months ended September 30, 2003 compared to the same periods in the prior year. These decreases were primarily attributable to a reduction in general and administrative headcount and $1.2 million net reductions to bad debt expense during the nine months ended September 30, 2003. As of September 30, 2003, we had 29 general and administrative personnel, compared to 65 as of September 30, 2002, a 55% reduction.

We anticipate that general and administrative expenses will remain fairly consistent in absolute dollars over the next few quarters and thereafter may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, bad debt expense and other administrative costs.

Restructuring Costs. As of September 30, 2003, $9.1 million in restructuring liabilities remained on our unaudited condensed consolidated balance sheet in accrued restructuring costs. Cash payments for severance and excess leased facilities during the nine months ended September 30, 2003 totaled $2.1 million. Cash received during the nine months ended September 30, 2003 from subleases of excess leased facilities totaled $269,000. The following table is a summary of restructuring payments and liabilities during the first nine months of 2003 (in thousands):

                      Restructuring                          Restructuring
                       Accrual at               Sublease      Accrual at
                      December 31,   Payments   Payments     September 30,
                          2002         Made     Received         2003
                      ------------   --------  -----------   ------------
Severance..........  $        217  $     (33) $        --   $        184
Facilities.........        10,731     (2,092)         269          8,908
                      ------------   --------  -----------   ------------
Total .............  $     10,948  $  (2,125) $       269   $      9,092
                      ============   ========  ===========   ============

Amortization of Deferred Stock-Based Compensation. We amortize deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FIN 28. As of September 30, 2003, there was approximately $3.0 million of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. We will amortize an additional $1.4 million of deferred stock-based compensation in 2003. We currently expect amortization of deferred stock based compensation in the years ending December 31, 2004 and 2005 to be approximately $1.5 million and $71,000, respectively. Amortization may be reduced in future periods to the extent employees are terminated prior to vesting. The following table details, by operating expense, our amortization of stock-based compensation (in thousands):

                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                            2003    2002      2003     2002
                                         -------  -------   -------  -------
Cost of service ......................   $    98  $   145   $   325  $   754
Sales and marketing ..................       522      772     1,736    4,008
Research and development .............       488      721     1,622    3,741
General and administrative ...........       272      313       762    6,376
                                          -------  -------  -------  -------
Total ................................   $ 1,380  $ 1,951   $ 4,445  $14,879
                                          =======  =======  =======  =======

Amortization of Identifiable Intangibles. The amortization of identifiable intangible assets recorded in the current and prior year relates to $14.4 million of purchased technology recorded as an intangible asset acquired in connection with the merger with Silknet. Such amortization was completed in April 2003. Therefore, no amortization expense was recorded during the three months ended September 30, 2003. Amortization of identifiable intangibles for the three months ended September 30, 2002 was $1.2 million. Amortization for the nine months ended September 30, 2003 was $1.5 million compared to $3.6 million in the same period in the prior year.

Goodwill Impairment. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired. SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis completed at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the lower-than-previously-expected revenues and net loss for the second quarter of 2002 and the revision of estimates of our revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated cash flows in future quarters. We used relevant market data, including KANA's market capitalization during the period following the revision of estimates, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a reduction of goodwill as of June 30, 2002 by $55.0 million. The remaining goodwill balance was approximately $7.4 million at September 30, 2003. We have continued to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2002. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

Other Income, Net

Other income consists primarily of interest income earned on cash and investments, offset by interest expense primarily relating to our line of credit. We expect other income to fluctuate in accordance with our cash balances as well as the prime interest rate.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through September 30, 2003, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is unlikely to occur.

Cumulative Effect of Accounting Change

As part of the adoption of SFAS No. 142, negative goodwill was eliminated and reported as the cumulative effect of an accounting change. This accounting change amounted to approximately $3.9 million in the nine months ended September 30, 2002.

Liquidity and Capital Resources

As of September 30, 2003, we had $22.3 million in cash, cash equivalents and short-term investments, compared to $32.5 million at December 31, 2002. As of September 30, 2003, we had a negative working capital of $11.9 million, compared to negative $4.5 million as of December 31, 2002. On November 5, 2003 we announced the underwritten public offering of 4,080,000 shares of our common stock at a price to the public of $3.00 per share under our shelf registration statement. The offering closes on November 10, 2003. The underwriter has a 30-day option to purchase a maximum of 612,000 additional shares to cover over-allotments of shares, if any. The proceeds from the offering, net of expenses, will be approximately $11.4 million, and approximately $13.1 million if the underwriter's over-allotment option is exercised in full.

Our operating activities used $10.5 million of cash for the nine months ended September 30, 2003, which included a $17.8 million net loss from continuing operations offset by non-cash charges of $6.4 million in depreciation, $4.4 million in amortization of deferred stock-based compensation and $1.5 million in amortization of identifiable intangibles. Operating activities also included $1.9 million in net payments relating to restructuring liabilities. Other working capital changes totaled a net $3.1 million, resulting primarily from a $7.1 million decrease in accounts receivable, offset by a $2.9 million reduction in the allowance for doubtful accounts, $5.3 million reduction in deferred revenue and $3.3 million reduction in accounts payable and accrued liabilities.

Our investing activities provided $9.6 million of cash for the nine months ended September 30, 2003, resulting from $11.7 million of maturities of short- term investments, offset by $1.2 million of purchases of short-term investments and $0.9 million of property and equipment purchases. Upon maturity of our investments, we transferred the funds to cash and cash equivalents.

Our financing activities provided $0.8 million in cash for the nine months ended September 30, 2003, primarily due to net proceeds of approximately $0.8 million from the issuance of common stock pursuant to our employee incentive plans. We also have a line of credit totaling $5.0 million, which is collateralized by all of our assets, bears interest at the bank's prime rate (4.25% as of September 30, 2003) plus 0.25%, and expires in November 2003 at which time the entire balance under the line of credit will be due. Total borrowings as of September 30, 2003 were approximately $3.4 million under this line of credit. The line of credit contains a covenant that requires us to maintain at least a $8.0 million balance in any account with the bank. In lieu of this minimum balance covenant we may also cash-secure the facility with funds equivalent to 115% of the outstanding debt obligation. The line of credit also requires that we maintain at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. If we default under this line of credit, including through a violation of any of these covenants, the entire balance under the line of credit will become immediately due and payable. As of September 30, 2003, we were in compliance with all covenants of the line of credit agreement.

Future payments due under our non-cancelable debt and lease obligations as of September 30, 2003 are as follows (in thousands):

                                             Obligations     Non-
                                               Under     cancelable
                                    Line of    Capital    Operating
   Year Ending December 31,         Credit    Leases (1)  Leases (2)    Total
  ---------------------------      ---------  ----------  ----------  ---------
     2003........................ $   3,427  $       15  $    1,368  $   4,810
     2004........................        --          --       4,733      4,733
     2005........................        --          --       3,850      3,850
     2006........................        --          --       3,546      3,546
     2007........................        --          --       2,959      2,959
     2008 & Thereafter...........        --          --       6,655      6,655
                                   ---------  ----------  ----------  ---------
     Total mimimum lease payments $   3,427  $       15  $   23,111  $  26,553
                                   =========  ==========  ==========  =========
  Throughout the remainder of 2003, we will make interest payments in relation to the obligations under capital leases; this interest component is included in the commitment schedule above.
  Includes leases previously subject to abandonment and included in the restructuring charge.

In addition to those described in the table above, our significant expected cash outflows through the remainder of 2003 include approximately $0.8 million in payments relating to accrued restructuring costs and approximately $0.4 million of expenditures on property and equipment.

In the first quarter of 2003, we began implementing an outsourcing strategy, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of transitioning these activities offshore, we reduced our research and development department by 78 employees during the nine months ended September 30, 2003. We signed contracts with these development partners in 2003, with expected payments in 2003 of approximately $5.2 million, primarily on a time and materials basis. In addition, a cancellation fee ranging from $28,000 to $640,000 could be incurred if one agreement is terminated prior to July 2004.While we believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our anticipated capital requirements for the next 12 months, failure to increase future orders and revenues beyond the level achieved in the second and third quarters of 2003 would likely require us to seek additional capital to meet our working capital needs during or beyond the next 12 months if we are unable to reduce expenses to the degree necessary to avoid incurring losses. If we have a need for additional capital resources, we may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products and services, general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to our shareholders. In addition, such securities may be sold at a discount from the market price of our common stock, and may include rights, preferences or privileges senior to those of our common stock. Failure to raise such additional financing, if needed, may result in us not being able to achieve our long-term business objectives.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation did not have a material impact on our results of operations or financial position. However, changes in our business relationships with various entities could occur in the future and affect our financial statements under the requirements of FIN 46.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. To date, the impact of the effective provisions of SFAS No. 150 has not had a material impact on our results of operations, financial position or cash flows. While the effective date of certain elements of SFAS No. 150 has been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described under the other subheadings of this "Risks Factors" section, as well as:

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
  consolidation and anticipated consolidation in our industry; and
  economic and political conditions, both global and specific to our customers or our industry.

Customers' decisions to purchase our products and services are discretionary and subject to their internal budgets and purchasing processes. Due to the continuing slowdown in the general economy, we believe that many existing and potential customers are reassessing or reducing their planned technology and software investments and deferring purchasing decisions, requiring additional evaluations and levels of internal approval for software investment and lengthening their purchase cycles. Further delays or reductions in business spending for information technology could have a material adverse effect on our revenues and operating results. As a result, there is increased uncertainty with respect to our expected revenues.

Our failure to complete our expected sales in any given quarter could materially harm our operating results because of the relatively large size of many of our orders.

Our quarterly revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions is generally large relative to our total revenue in any quarter, particularly as we have focused on larger enterprise customers and on licensing our more comprehensive integrated products and have involved system integrators in our sales process. For example, during the nine months ended September 30, 2003, one customer, IBM, represented 9% of our total revenues. During the nine months ended September 30, 2002, IBM represented 13% of our total revenues. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. In addition, large orders, and orders obtained through the activities of system integrators, often have longer sales cycles, increasing the difficulty of predicting future revenues. We expect the concentration of revenues among fewer customers to continue in the future.

Contributing to the risk that anticipated sales may not occur on the expected time frame, if at all, our sales cycle is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which we have little or no control. Consequently, if sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of a typical order, a lost or delayed sale could result in revenues that are lower than expected. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur, which contributes to the uncertainty of our future operating results. In recent periods, we have experienced increases in the length of a typical sales cycle. This trend may add to the uncertainty of our future operating results and reduce our ability to anticipate our future revenues.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle.

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken anywhere from 3 to 12 months. Furthermore, selling our products in conjunction with our systems integrators who are proposing their implementation services of our products can involve a particularly long sales cycle, as it typically takes more time for the prospective customer to evaluate proposals from multiple vendors. Consequently, we face difficulty predicting the quarter in which expected sales will actually occur. This contributes to fluctuations in our future operating results. Our sales cycle has required pre- purchase evaluation by a significant number of individuals in our customers' organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. The present economic downturn has led to a significant increase in the time required for this process and if the downturn continues, the sales cycle for our products may become even longer and we may require more resources to complete sales.

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

If we fail to generate sufficient revenues to support our business and require additional financing, failure to obtain such financing would affect our ability to maintain our operations and to grow our business, and the terms of any financing we obtain may impair the rights of our existing stockholders.

In the future, we may be required to seek additional financing to fund our operations or growth. Our operating activities used $42.2 million of cash in 2002 and $10.5 million of cash in the nine months ended September 30, 2003. Failure to increase future orders and revenues beyond the level achieved in the second and third quarters of 2003 would likely require us to seek additional capital to meet our working capital needs if we are unable to reduce expenses to the degree necessary to avoid incurring losses. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

Because we have a limited operating history, there is limited information upon which you can evaluate our business.

We first recorded revenue in February 1998 and our revenue mix and operating structure have changed substantially since then. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history and significant changes in our business over the past four years, it is difficult or impossible to predict our future results of operations. For example, we cannot accurately forecast operating expenses based on our historical results (or those of similar companies) because historical results are limited and reflect different products, costs and business models, and we forecast expenses in part on future revenue projections based on a number of assumptions. Moreover, due to our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited.

We have a history of losses and may not be able to generate sufficient revenue to achieve and maintain profitability.

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of September 30, 2003, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in collecting outstanding receivables from our customers and attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

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

A significant percentage of our revenues depends on the efforts of systems integrators, or "SI's", and their recommendations of our products, and we expect an increasing percentage of our revenues to be derived from our relationships with SIs that market and sell our products. If SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue building our network of SIs and other indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will increase. Our reliance on third parties for these functions will reduce our control over such activities and reduce our ability to perform such functions internally. If we come to rely primarily on a single SI that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to provide implementation services related to our products, we may not be able to internally generate sufficient revenue or increase the revenues generated by our other SI relationships to offset the resulting lost revenues. Furthermore, SIs typically suggest our solution in combination with other products and services, some of which may compete with our solution. SIs are not required to promote any fixed quantities of our products, are not bound to promotel our products exclusively, and may act as indirect sales channels for our competitors. If these companies choose not to promote our products or if they develop, market or recommend software applications that compete with our products, our business will be harmed.

In addition, we rely on distributors, value-added resellers, systems integrators, consultants and other third-party resellers to recommend our products and to install these products. Our reduction in the size of our professional services team in 2001 increased our customers' reliance on third parties for product installations and support. If the companies providing these services fail to implement our products successfully for our customers, we might be unable to complete implementation on the schedule required by the customers and we may have increased customer dissatisfaction or difficulty making future sales as a result. We might not be able to maintain these relationships and enter into additional relationships that will provide timely and cost-effective customer support and service. If we cannot maintain successful relationships with our indirect sales channel partners, we might have difficulty expanding the sales of our products and our growth could be limited. In addition, if such third parties do not provide the support our customers need, we may be required to hire subcontractors to provide these professional services. Increased use of subcontractors would harm our margins because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.

If our international development partners do not provide us with adequate support, our ability to respond to competition and customer demands would be impaired, and our results of operations would be harmed.

In the first quarter of 2003, we began subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. We have little prior experience in outsourcing our product development work, and we cannot be sure that this strategy will succeed or that it will not cause us difficulties in responding to development challenges we may face. The operations of these partners are based outside the U.S. and therefore subject to risks distinct from those that face U.S.-based operations. For example, military action or political upheaval in the host countries could force these partners to terminate the services they are providing to us or to close their operations entirely. If these partners fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us, our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers. In addition, the loss of research and development personnel associated with this strategy will cause us to lose internal expertise, reducing our ability to respond to these demands independently if the partners fail to perform as required. As a result of the first phase of the strategy, in the nine months ended September 30, 2003, we reduced the size of our research and development department by 78 employees. We have estimated our operating costs for the year making various assumptions about the amount that we will need to pay our development partners. Based on our limited history of working with these partners, we cannot be sure that our cost estimates will prove correct. Unanticipated increases in our operating expenses in any given quarter would increase our net losses and could require us to obtain additional financing sooner than expected.

The reductions in workforce may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

In connection with our effort to streamline operations, reduce costs and bring our staffing and cost structure in line with industry standards, we restructured our organization in 2001, an effort that included substantial reductions in our workforce. In addition, we have substantially reduced our headcount in the first nine months of 2003 from a total of 365 KANA employees as of December 31, 2002 to 233 as of September 30, 2003. The majority of this reduction was the result of our decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners in early 2003. We reduced the size of our research and development department by 78 employees in the nine months ended September 30, 2003. We may choose to transfer additional positions to these development partners in future quarters. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee-related costs, and our outsourcing plan may yield unanticipated consequences, such as an inability to release products within expected timeframes. For example, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operation. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

We may be unable to hire and retain the skilled personnel necessary to develop and grow our business.

Our reductions in force and salary levels may reduce employee morale and may create concern among existing employees about job security, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. As a result of the reductions in force, we may also need to increase our staff to support new customers and the expanding needs of our existing customers. Because our stock price declined drastically in recent years, and has not experienced any sustained recovery from the decline, stock- based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide client service and execute our strategy would be negatively affected.

For example, our ability to increase revenues in the future depends considerably upon our success in recruiting, training and retaining effective direct sales personnel and the success of our direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. We have experienced significant turnover in our sales force, including the departure of our Vice President of Sales in October 2003. Furthermore, there is a shortage of sales personnel with the requisite qualifications, and competition for such qualified personnel is intense in our industry. Also, it may take a new salesperson a number of months to become a productive member of our sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated.

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

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition for our products from systems designed by in-house and third-party development efforts. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for eCRM platforms are larger, more established companies such as Siebel Systems, Inc. and PeopleSoft, Inc., and to a lesser extent, Oracle and SAP. We also face competition from E.piphany, Inc., Chordiant Software, Inc., Primus Knowledge Solutions, and Astute, Inc. with respect to specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise. As we have combined and enhanced our product lines to offer a more comprehensive e- business software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

Since becoming a publicly-traded security listed on Nasdaq in September 1999, our common stock has reached a closing high of $1,698.10 per share and closing low of $0.65 per share. The last reported sale price of our shares on November 11, 2003 was $3.22 per share. Under Nasdaq's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq may choose to notify us that it may delist our common stock from the Nasdaq National Market. If the closing bid price of our common stock did not thereafter regain compliance for a minimum of 10 consecutive trading days during the 180 days following notification by Nasdaq, Nasdaq could delist our common stock from trading on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

On November 5, 2003, we announced the underwritten public offering of 4,080,000 shares of its common stock at a price to the public of $3.00 per share. Prior to this announcement, we received e-mails from one of our largest stockholders indicating that the stockholder intended to sell its holdings if we proceeded with our offering of common stock at a price per share below $3.50. It is unclear what action, if any, this stockholder may take in response to our completion of this offering. If the stockholder sells a substantial number of shares, the market price of our common stock could fall. In addition, it is possible that the disclosed intention of this stockholder could have an adverse impact on the market price for our common stock.

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

Sales outside North America represented 33% of our total revenues in the nine months ended September 30, 2003 and 34% of our total revenues in the nine months ended September 30, 2002. We have established offices in the United Kingdom, Germany, Japan, the Netherlands, France, Belgium, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. Any expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, as well as additional support personnel. For any such expansion, we will also need to, among other things expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, if international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increases in our tax rates. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate. Our investments in establishing facilities in other countries may not produce desired levels of revenues.

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

The imposition of new sales or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products and services. Federal legislation limited the imposition of state and local taxes on Internet- related sales until November 1, 2003. Congress is currently considering whether to approve a permanent extension of the limits. However, they may choose not to pass the new legislation, in which case state and local governments would be free to impose taxes on electronically purchased goods. We believe that most companies that sell products over the Internet do not currently collect sales or other taxes on shipments of their products into states or foreign countries where they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on out- of-jurisdiction companies that engage in e-commerce within their jurisdiction. A successful assertion by one or more states or foreign countries that companies that engage in e-commerce within their jurisdiction should collect sales or other taxes on the sale of their products over the Internet, even though not physically in the state or country, could indirectly reduce demand for our products.

Privacy concerns relating to the Internet are increasing, which could result in legislation that negatively affects our business in reduced sales of our products.

Businesses using our products capture information regarding their customers when those customers contact them on-line with customer service inquiries. Privacy concerns could cause visitors to resist providing the personal data necessary to allow our customers to use our software products most effectively. More importantly, even the perception of privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting certain Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. If consumer privacy concerns are not adequately resolved, our business could be harmed. Government regulation that limits our customers' use of this information could reduce the demand for our products. A number of jurisdictions have adopted, or are considering adopting, laws that restrict the use of customer information from Internet applications. The European Union has required that its member states adopt legislation that imposes restrictions on the collection and use of personal data, and that limits the transfer of personally-identifiable data to countries that do not impose equivalent restrictions. In the United States, the Childrens' Online Privacy Protection Act was enacted in October 1998. This legislation directs the Federal Trade Commission to regulate the collection of data from children on commercial websites. In addition, the Federal Trade Commission has investigated the privacy practices of businesses that collect information on the Internet. These and other privacy-related initiatives could reduce demand for some of the Internet applications with which our products operate, and could restrict the use of these products in some e-commerce applications. This could, in turn, reduce demand for these products.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. In the nine months ended September 30, 2003, revenues from customers outside of the United States approximated 33% of total revenues. Generally, our sales are made in local currency. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge against foreign exchange risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

We are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the US dollar and the Euro and British pound. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2003, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

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

Changes in Internal Control Over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8- K.

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
10.1	Change of Control and Retention Agreement with Chuck Bay dated as of August 27, 2003					X
10.2	Change of Control and Retention Agreement with Tom Doyle dated as of August 27, 2003					X

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

On July 23, 2003, we filed a Current Report on Form 8-K reporting our issuance of a press release announcing our preliminary financial results for the three and six months ended June 30, 2003 and certain other items, and furnishing such press release as an exhibit to such Current Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2003	KANA Software, Inc.

/s/ Chuck Bay Chuck Bay Chairman of the Board and Chief Executive Officer, (Principal Executive Officer)

/s/ John Huyett John Huyett Chief Financial Officer (Principal Financial and Accounting Officer)