Form 10-K
period 2003-12-31
KANA SOFTWARE INC
filed 2004-03-19
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $70,803,934 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Market of $4.00. Shares of Common Stock held by officers, directors, and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2004, the Registrant had outstanding 28,748,007 shares of Common Stock.

Portions of the Registrant's Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2003, are incorporated by reference in Part III hereof.

KANA Software, Inc.
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For The Year Ended December 31, 2003

PART I

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

Item 1. Business

Overview

We are a leading provider of enterprise Customer Relationship Management (eCRM) software solutions, primarily, knowledge-powered customer service solutions that provide information to answer customer inquiries more efficiently, accurately, and consistently. Our solutions intelligently apply knowledge to the service resolution process, and use standards-based, modular applications that promote cost-efficient, phased implementations of our software by our customers and their implementation consultants. Our service, marketing and commerce applications enable organizations to improve the quality and efficiency of interactions with customers and partners across multiple communication points, including web contact, web collaboration, email, and telephone. Our customers include some of the largest businesses in the world, and they use our products to help them to better service, market to, and understand their customers and partners, while improving customer satisfaction and decreasing operational costs.

KANA is headquartered in the Silicon Valley in Menlo Park, California, with offices in Japan, Korea, and throughout the United States and Europe. Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from training and consulting. Our products are generally installed by our customers, using an integrator, such as IBM, Accenture, or Bearing Point. While coordinating with integrators is an important part of our strategy (see "Our Strategy" below), this often increases the overall project cost for our customers, which could lengthen the sales process as well as subject potential sales to additional factors not under our control. Further, in recent years we have experienced a cautious purchasing environment in our market and a lengthening in sales cycles. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur, if at all, which contributes to the uncertainty of our future operating results. Since a significant portion of our license revenues is generated by a relatively small number of transactions, we risk the likelihood that our revenues will be lower than our expectations in any given quarter.

We were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. We had no significant operations until 1997. References in this annual report on Form 10-K to "KANA," "we," "our," and "us" collectively refer to KANA Software, Inc., and our predecessor, and our subsidiaries and their predecessors. Our principal executive offices are located at 181 Constitution Drive, Menlo Park, California 94025 and our telephone number is (650) 614- 8300. Our Internet website is located at http://www.kana.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Competition and Our Industry

The market for our products and services is intensely competitive, evolving and subject to rapid technological change. We currently face competition for our products from solutions designed by our customers' in-house development teams and by third party development efforts. We expect that these solutions will continue to be a major source of competition for the foreseeable future. Our primary competitors for eCRM platforms are larger, more established companies such as Siebel Systems, Inc. and PeopleSoft, Inc., and to a lesser extent, Oracle and SAP. We also face competition from Kanisa, Inc., InQuira, E.piphany, Inc., Chordiant Software, Inc., Primus Knowledge Solutions, Amdocs, and Pegasystems, Inc. with respect to several specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, especially knowledge-powered products.

We believe that the principal competitive factors affecting our industry include having a significant base of referenceable customers, the breadth and depth of a given solution, product quality and performance, customer service, product scalability and reliability, product features, ability to implement solutions, and perception of financial position. We believe that our products currently compete favorably with respect to these factors, and, in particular, that our Web-based architecture provides us with a competitive advantage because it allows for greater product scalability and rapid implementation. However, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources, and who may, for example, be able to add features or functionality to their competing products more quickly or decide to sell their products to their existing customer bases for other products.

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

Our Strategy

Deliver world-class products that focus on customer service and marketing. A significant percentage of an enterprise's cost of providing service to its customers consists of resolving individual customer questions and problems, or cases. These cases must be received, routed, tracked, and resolved by customer service agents. While many enterprises possess technology capable of routing and tracking cases, the actual resolution of customer issues is the least automated, and therefore the most costly phase. Our product portfolio addresses this largely underserved customer service resolution market. Our knowledge-powered customer service solutions focus on automating the service resolution process. The majority of our license revenues are for applications that are used by our customers' agents, or directly by their customers, empowering them with knowledge and information to solve their inquiries.

Partner with the world's leading system integrators. Our strategy is to focus our efforts on the sale of software and maintenance, while leading system integrators that have developed significant expertise with our applications provide our customers with a wide range of implementation, systems integration and consulting services. In the first quarter of 2003, we also began using the expertise of these integrators to assist in developing our applications. This has further increased their KANA product expertise, which benefits our customers who can leverage our integrators' outstanding industry knowledge, and proven integration success. In addition, these integrators employ larger sales forces than we do, and we generally collaborate our efforts with them when selling our respective software and services. As a result, our gross margins have improved since 2001 when we adopted this strategy and reduced our sales force professional services practice.

Deliver industry-specific applications. Certain industries, such as banking, telecommunications and healthcare, have high volumes of customer interactions, and providing consistent and accurate feedback to customers in these industries has become increasingly difficult as our customers' products and offerings have become increasingly complicated. We continue to expand our portfolio of industry-specific applications to address the unique needs of customers in these industries.

Hire and retain only the top performers. We maintain a continual process of evaluation of our employees and believe in rewarding good performance and only retain those with demonstrated ability.

Products

KANA iCARE is a comprehensive eCRM suite made up of modular applications that provide Global 2000 organizations and other enterprises the ability to provide more intelligent, effective interactions with customers, leading to loyal and lasting customer relationships while reducing costs in the contact center.

The KANA iCARE suite is a flexible and scalable, Web-architected solution, integrated on a single platform that supports multiple customer communication channels. KANA iCARE provides the critical link between contact centers and marketing departments, allowing organizations to have effective, efficient interactions with customers at all points of contact (including Web contact, telephone and e-mail) and throughout the enterprise. KANA iCARE employs robust analytic tools across its entire product family to allow companies to continually analyze and improve their customer and partner relationships. These features enable Global 2000 organizations and other enterprises to reduce the cost of information access for their employees, customers and partners while creating profitable customer relationships.

Our customers can deploy KANA's iCARE applications as a complete suite or as separate applications Our iCARE applications include:

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

In addition, we have introduced solutions that optimize the delivery of customer service for specific industries that face a high volume of complex customer interactions. These industry solutions are:

  Agent IQ for Consumer Telecommunications - A customer service agent facing application that helps agents solve consumer wireless and wireline service issues.
  Agent IQ for Retail Banking - A customer service agent facing application the helps agents solve retail banking issues.
  Customer IQ for Retail Banking - A customer facing self-service solution that helps customers resolve retail banking issues
  Agent IQ for Branch Banking - A bank branch teller or branch manager facing application that helps solve branch customers' issues.

Our applications are designed to easily integrate with other enterprise software and legacy systems. They can be installed on systems running either Unix or Microsoft Windows NT operating systems, and provides customers with capabilities for personalization, customer profile management, inquiry management, universal business rules, knowledge management and extranet workflow. They can be linked with customers' legacy systems allowing customers to design their systems to preserve previous investments. Our eCRM architecture uses data modeling to make data located in external systems available in our application without requiring the data to be moved or replicated. These applications are built on a Web-architected platform incorporating our KANA eCRM framework, which provides users with full access to our applications using a standard Web browser and without requiring them to install additional software on their individual computers.

Alliances

We partner with leading systems integrators that have developed significant expertise with our Web-architected eCRM applications and are able to provide customers with a wide range of consulting, implementation and systems integration services. Our systems integrator partners are involved in nearly all customer engagements, and in 2001 we significantly reduced the size of our professional services team and narrowed the scope of our professional services program to ensure that we do not compete with these key partners for professional services engagements. We believe that the support of these systems integrators for our products is increasingly important in influencing new customers' decisions to license our products. Our systems integration partners include Accenture, Bearing Point, HCL Technologies, BusinessEdge and IBM Business Consulting Services. These integrators have been integral to KANA's success in selling its products to large-organizations such as Advanced Micro Devices, Blue Cross and Blue Shield of Minnesota, O2, Dell Computer Corp., Highmark, Sony Consumer Products, Sprint PCS, Yahoo! and many others.

Services and Support

Customer Support. Our customer support group uses KANA's own eCRM applications to provide multi-channel global support for our customers and partners, including phone and e-mail support and self-service solutions via the KANA Customer and Partner support portal. As of December 31, 2003, we had 23 employees in our technical support department.

Consulting Services. Our worldwide consulting services group provides business and technical expertise to support our alliance partners and customers. Our consulting services group works closely with system integrators during implementations to provide technical experience and functional subject matter expertise of our products, to assist the integrators in providing our customers with high-quality, successful, enterprise-wide implementations. As of December 31, 2003, we had 18 employees in our consulting services department.

Education Services. Our education services group has prepared a full set of training programs and materials for our customers and partners, including a comprehensive set of courses for end users, business consultants and developers, which are available through instructor-led, Web-based and onsite classes. As of December 31, 2003, we had 5 employees in our education services department.

Each of our service groups provide up to date information to our customers and partners through quarterly newsletters, as well as real time updates to our customer and partner facing knowledge base.

Sales

Our sales strategy is to focus on Global 2000 companies through a combination of strategic alliances and our direct sales force. We maintain direct sales personnel across the United States and internationally throughout Europe, Asia-Pacific and Canada. Our direct sales force complements our system integrator and reseller alliances. As of December 31, 2003, 77 of our employees were employed in sales and marketing activities.

Customers

Our customers range from Global 2000 companies to growing companies pursuing an e-business strategy. The following is a list of customers that we believe are representative of our overall customer base:

Financial Services Aetna Ameritrade Axa Bank of America Bank One Capital One Citizens Bank Citigroup E*Trade GE Capital JP Morgan Chase Kookmin Bank Principal Financial Group Washington Mutual	Communications AT&T BellCanada BellSouth Bertelsmann Cingular Wireless Comcast Disney Hutchison 3G 02 SBC Sprint PCS Telstra Verizon
Health Care Abbott Laboratories Anthem Blue Cross Blue Shield Minnesota Bristol Myers Squibb Cigna Highmark Kaiser Permanente Merck	Government/Education City of Amsterdam Open University State of California UK Inland Revenue
High Technology Advanced Micro Devices BEA Systems Dell Computer Corp. Earthlink eBay EDS Hewlett-Packard IBM NEC Siemens Texas Instruments Yahoo!	Transportation/Hospitality ANA American Airlines Best Western International British Airways Delta Airlines Jet Blue Airways KLM Northwest Airlines Priceline.com Travelocity United Airlines
Manufacturing/Consumer Goods Canon Daimler-Chrysler Ford Nissan Royal Philips Electronics Sara Lee Sony Electronics, Inc. Taylor Made Xerox	Retail 1-800 Flowers BarnesandNoble.com Home Depot QVC Staples.com Target The Gap Williams-Sonoma

One customer, IBM, accounted for 11% of our total revenues in 2002. No customer accounted for 10% or more of our total revenues in 2003 or 2001. A substantial portion of our license and service revenues in any given quarter has been, and we expect will continue to be, generated from a limited number of customers.

Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development. In the first quarter of 2003, we began implementing an outsourcing strategy, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to Accenture, HCL, IBM and Bearing Point with staffing in India and China. As of December 31, 2003, 40 of our employees were engaged in research and development activities.

Our success significantly depends on our ability to enhance our existing eCRM solutions and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective customers. The challenges of developing new products and enhancements require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead existing and potential customers to choose a competitor's products.

We spent $21.4 million, $25.9 million, and $35.6 million on research and development in 2003, 2002, and 2001, respectively.

Intellectual Property

We rely upon a combination of patent, copyright, trade secret and trademark laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have four issued U.S. patents, three of which expire in 2018 and one of which expires in 2020, and a number of U.S. patent applications pending. Our pending applications, if allowed, in conjunction with our issued patents, would cover a significant portion of the technology underlying our products and services. We have also filed international patent applications corresponding to some of our U.S. applications. In addition, we have several trademarks that are registered or pending registration in the U.S. or abroad. Although we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. As a result, our technology is susceptible to the development efforts of our competitors, who could independently develop technology that is similar or superior to ours.

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

Backlog

As of December 31, 2003 and 2002, we had $27.7 million and $29.8 million, respectively, in backlog which relates to firm orders, with $5.0 million and $6.3, respectively, not expected to be recognized within one year due to either the timing of obligations in the underlying agreement or our collectibility assessment. The substantial majority of these firm orders relate to annual support contracts, and were invoiced and recorded as deferred revenue as of December 31, 2003 and 2002.

Employees

As of December 31, 2003, we had 211 full-time employees, compared to 365 full-time employees as of December 31, 2002. Of the December 31, 2003 employees, 46 were in our services and support group, 77 were in sales and marketing, 40 were in research and development, and 48 were in finance, administration and operations. In the first quarter of 2003, we began implementing an outsourcing strategy, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to third- party developers with staffing in India and China. As a result of transitioning these activities, we reduced our research and development department by 88 employees during the year-ended December 31, 2003.

ITEM 2. PROPERTIES

Our corporate office is located in Menlo Park, California, where we lease approximately 45,000 square feet under a lease that expires in April 2007. The annual base rent for this lease totals approximately $1.0 million. We also lease approximately 35,000 square feet of space in Manchester, New Hampshire. This lease expires in April 2005, and we have an option to extend the lease for two additional five-year terms. The annual base rent for the New Hampshire lease totals approximately $568,000. We also lease approximately 12,000 square feet of space in Framingham, Massachusetts at an annual base rent of approximately $155,000. This lease expires in November 2007.

In addition, we lease smaller offices in several cities throughout the United States, and internationally in Japan, Korea, and throughout Europe. The terms of these leases renew semi-annually unless terminated. We believe that our office space will be sufficient to meet our needs through at least the next 12 months.

We have a total of approximately 82,000 square feet of excess space available for sublease or renegotiation. The excess space is located in Menlo Park, California, Princeton, New Jersey and Marlow in the United Kingdom. Remaining lease commitment terms on these leases vary from seven to eight years. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have $10.2 million in accrued restructuring costs as of December 31, 2003, which is our estimate, as of that date, of the exit costs of these excess facilities. However, if we determine that any of these real estate markets continues to deteriorate, additional adjustments to this accrual may be required, which would result in additional restructuring costs in the period in which such determination is made, which could harm our results of operations. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of December 31, 2003, our estimate of accrued restructuring cost includes an assumption of receiving $8.2 million in sublease payments that are not yet under contractual arrangement, and in most cases, a potential sublessor has not been identified. We have assumed that the majority of these sublease payments will begin in 2005 through 2007, and will continue through the end of the related lease.

ITEM 3. LEGAL PROCEEDINGS

In April 2001, Office Depot, Inc. filed a complaint against KANA in the Circuit Court for the 15th District of the State of Florida claiming that KANA breached its license agreement with Office Depot. Office Depot sought relief in the form of a refund of license fees and maintenance fees paid to KANA, attorneys' fees and costs. We settled this matter in November 2003, which resulted in a payment by KANA of less than $50,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Stock Market under the symbol "KANA".

The following table sets forth the range of high and low closing sales prices for each period indicated:

	High	Low
Fiscal 2002
First Quarter	$29.20	$10.97
Second Quarter	17.19	3.83
Third Quarter	4.12	0.75
Fourth Quarter	3.48	0.59
Fiscal 2003
First Quarter	4.25	1.90
Second Quarter	6.60	2.95
Third Quarter	5.09	2.65
Fourth Quarter	4.93	2.63

There were approximately 1,300 stockholders of record of our common stock as of March 1, 2004. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. We estimate that the number of beneficial owners of shares of our common stock as of March 1, 2004 was approximately 50,000.

We have not paid any cash dividends on our capital stock. We currently intend to retain any earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing credit facilities prohibit the payment of cash or stock dividends on our capital stock without the lender's prior written consent.

Recent Unregistered Sales of Securities

The following table provides information about our unregistered sales of KANA securities since January 1, 2003.
Reason for Issuance	Recipients	Date of Issuance	Title of Securities	Number of Securities	Aggregate Consideration
Marketing agreement	Marketing partner	December 10, 2003	Warrant to Purchase Common Stock	230,000	$1,150,000*
Acquisition of Hipbone, Inc.	Certain employees and security holders of Hipbone, Inc.	February 10, 2004	Common Stock	262,500	$1,231,125**

___________

* The aggregate consideration represents the aggregate exercise price of the warrant, and assumes the purchaser exercises the warrant in full, using cash to pay the exercise price. This warrant has not yet been exercised.

** The aggregate consideration represents the closing share price of KANA commons stock on the date of issuance multiplied by the number of shares issued.

All sales were made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The securities were sold to a limited number of people with no general solicitation or advertising. The purchasers had access to all relevant information necessary to evaluate the investment and who represented to the issuer that the shares were being acquired for investment.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K, and other information we have filed with the Securities and Exchange Commission (SEC).

The consolidated statement of operations data for each of the years in the five year period ended December 31, 2003, and the consolidated balance sheet data at December 31, 2003, 2002, 2001, 2000, and 1999 are derived from our audited consolidated financial statements. The diluted net loss per share computation excludes shares of common stock issuable upon exercise or conversion of other securities, including outstanding options to purchase common stock and common stock subject to repurchase rights, because their effect would be antidilutive. See Note 1 of "Notes to the Consolidated Financial Statements" included in Item 15 of this annual report for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. Historical results are not necessarily indicative of results to be expected for any future period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        Year Ended December 31,
                                                     ----------------------------------------------------------
                                                       2003        2002        2001         2000        1999
                                                     ---------  ----------  -----------  -----------  ---------
                                                              (in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
 License........................................... $  26,228  $   41,530  $    37,963  $    75,360  $  10,536
 Service...........................................    34,778      37,560       52,632       42,595      2,966
                                                     ---------  ----------  -----------  -----------  ---------
 Total revenues....................................    61,006      79,090       90,595      117,955     13,502
                                                     ---------  ----------  -----------  -----------  ---------
Cost of revenues:
 License...........................................     3,125       3,402        2,536        2,856        271
 Service...........................................     9,702      29,250       51,799       56,082      6,383
                                                     ---------  ----------  -----------  -----------  ---------
Total cost of revenues.............................    12,827      32,652       54,335       58,938      6,654
                                                     ---------  ----------  -----------  -----------  ---------
Gross profit.......................................    48,179      46,438       36,260       59,017      6,848
                                                     ---------  ----------  -----------  -----------  ---------
Operating expenses:
 Sales and marketing...............................    29,189      37,423       69,635       88,186     21,199
 Research and development..........................    21,437      25,933       35,558       42,724     12,854
 General and administrative........................     9,073      13,053       21,215       18,945      5,018
 Amortization of stock-based compensation..........     5,870      16,620       15,880       14,715     80,476
 Amortization of goodwill and
  identifiable intangibles.........................     1,453       4,800      127,660      873,022         --
 Merger and transition related costs...............        --          --       13,443        6,564      5,635
 Restructuring costs...............................     1,704      (5,086)      89,047           --         --
 In process research and development...............        --          --           --        6,900         --
 Goodwill impairment...............................        --      55,000      603,446    2,084,841         --
                                                     ---------  ----------  -----------  -----------  ---------
 Total operating expenses..........................    68,726     147,743      975,884    3,135,897    125,182
                                                     ---------  ----------  -----------  -----------  ---------
Operating loss.....................................   (20,547)   (101,305)    (939,624)  (3,076,880)  (118,334)
Impairment of investment...........................      (500)         --       (1,000)          --         --
Other income (expense), net........................       186         913        1,521        4,834       (744)
Income tax expense.................................      (318)         --           --           --         --
                                                     ---------  ----------  -----------  -----------  ---------
Loss from continuing operations....................   (21,179) $ (100,392) $  (939,103) $(3,072,046) $(119,078)
Discontinued operation:
 Income (loss) from operations of discontinued oper        --          --         (125)       1,173        335
 Gain (loss) on disposal, including provision of $1.1
  million for operating losses during phase-out per        --         381       (3,667)          --         --
Cumulative effect of accounting change related
  to the elimination of negative goodwill..........        --       3,901           --           --         --
                                                     ---------  ----------  -----------  -----------  ---------
         Net loss.................................. $ (21,179)    (96,110)    (942,895)  (3,070,873)  (118,743)
                                                     =========  ==========  ===========  ===========  =========
Basic and diluted net loss per share:
  Loss from continuing operations ................. $   (0.88) $    (4.48) $    (68.33) $   (395.83) $  (46.21)
  Income (loss) from discontinued operation........        --        0.02        (0.28)        0.15       0.13
  Gain on elimination of negative goodwill.........        --        0.17           --           --         --
                                                     ---------  ----------  -----------  -----------  ---------
  Net loss ........................................ $   (0.88) $    (4.29) $    (68.61) $   (395.68) $  (46.08)
                                                     =========  ==========  ===========  ===========  =========
Shares used in computing basic and
  diluted net loss per share amounts...............    24,031      22,403       13,743        7,761      2,577
                                                     =========  ==========  ===========  ===========  =========

                                                                           December 31,
                                                     ----------------------------------------------------------
                                                       2003        2002        2001         2000        1999
                                                     ---------  ----------  -----------  -----------  ---------
                                                                           (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and
  short-term investments........................... $  32,956  $   32,498  $    40,130  $    76,499  $  53,217
Working capital (deficit)..........................     4,168      (4,533)     (13,697)      52,753     38,591
Total assets.......................................    69,878      80,550      160,672      980,124     70,229
Total long-term debt...............................        --          --          108          148        412
Total stockholders' equity......................... $  21,532  $   21,952  $    66,839  $   899,452  $  48,500

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

OVERVIEW

We are a leading provider of Customer Relationship Management (CRM) software solutions, specifically, customer service and marketing solutions. Our applications enable organizations to improve the quality and efficiency of interactions with customers and partners across multiple communication points, including web contact, web collaboration, email, and telephone. As a result, our target market is large enterprises with a high volume of customer interactions, such as banks, telecommunications companies, high-tech manufacturers, healthcare organizations, and government agencies.

To a large degree, we rely on our relationships with leading system integrators who co-develop, recommend, and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. However, since our applications are generally installed by our customers using a system integrator, these services generally increase the cost of the project substantially, subjecting their purchase to more levels of required approval and scrutiny of projected cost savings in their customer service and marketing departments. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur, if at all, which contributes to the uncertainty of our future operating results. Moreover, to the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

We have grown rapidly through acquisitions until recent years. These acquisitions provided us with much of the core technology used in our applications. In more recent years, we have substantially reduced the scale of our operations as we began leveraging the service and development capabilities of system integrators, and have acted to reduce costs and focus our product offerings.

In the past three years, we have experienced a cautious purchasing environment in our industry. We feel that this is largely a reaction to the uncertain economy, which had a disproportionate effect on information technology spending. While general economic conditions began to stabilize and improve in the second half of 2003, we believe that our market continued to exhibit cautiousness and uncertainty and that as a result, many enterprises continued to be reluctant to invest in large CRM applications. Since 1997 we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. For the twelve months ended December 31, 2003, we recorded a net loss of $21.2 million. As of December 31, 2003, we had an accumulated deficit of $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We expect to decrease our operating losses in 2004 as a result of our personnel and facility cost reductions throughout 2003. We expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditures needs for the next 12 months.

In June 2001, we completed a merger with Broadbase Software. This transaction was accounted for using the purchase method of accounting. The purchase price approximated $101.4 million.

In November 2003, we announced the completion of an underwritten public offering of 4,080,000 shares of our common stock at a price to the public of $3.00 per share. We offered the common stock under our shelf registration statement. In addition to the 4,080,000 shares sold in the public offering, the underwriter exercised, in full, an option to purchase a maximum of 612,000 additional shares to cover over-allotments of shares. The proceeds from the offering, net of expenses, were approximately $13.1 million.

As of December 31, 2003, we had 211 full-time employees, which represents a decrease from 365 employees at December 31, 2002. Over half of the decrease during 2003 was related to our elimination of 88 research and development positions in connection with our subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to third-party development partners with staffing in India and China.

On February 10, 2004, we completed the acquisition of Hipbone, Inc., a leading provider of online customer interaction solutions. This transaction will be accounted for using the purchase method of accounting. The purchase price is expected to approximate $1.0 million. As a result of this acquisition, we now offer Hipbone's Web collaboration, chat, co-browsing and file-sharing capabilities.

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

We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

Revenue Recognition. Revenue recognition rules for software companies are complex, and various judgments affect the recognition of revenues. The amount and timing of our revenue is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

License revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, provided the arrangement does not require significant customization or modification of the software, the fee is fixed or determinable, and collectibility is reasonably assured.

In software arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements with the residual amounts of revenue being allocated to the delivered elements. Elements included in multiple element arrangements primarily consist of software products, maintenance (which includes customer support services and unspecified upgrades), or consulting services. Vendor-specific objective evidence for software products and consulting services is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for maintenance is generally based on stated contractual renewal rates. Evaluating whether sufficient and appropriate vendor- specific objective evidence exists to use in allocating revenue to undelivered elements, and the interpretation of such evidence to determine the fair value of undelivered elements is subject to judgment and estimates that affect when and to what extent we may recognize revenues from a given contractual arrangement.

Probability of collection is based upon assessment of the customer's financial condition through review of their current financial statements or publicly-available credit reports. For sales to existing customers, prior payment history is also considered in assessing probability of collection. We exercise significant judgment in deciding whether collectibility is reasonably assured, and such judgments may materially affect the timing of our revenues and our results of operations.

Revenues from support are primarily for the purpose of providing global support for our customers and partners, including phone and e-mail support and self-service solutions, as well as product maintenance updates and unspecified upgrades. Support revenues are recognized ratably over the term of the contract, typically one year.

Consulting revenues in 2002 and 2003 were generated primarily by providing specific subject matter expertise as opposed to overall project management and were performed on a time-and-materials basis. In September 2001, we shifted our strategy to have our customers use third-party systems integrators for their implementation of our software. Some consulting engagements prior to September 2001 included implementation and project management and some such engagements were provided on a fixed-fee basis, under separate service arrangements. Implementation or project management services performed under fixed-fee arrangements were generally recognized on a percentage-of-completion basis. We have not entered into any new fixed-fee implementation services since September 2001. For any arrangement in which customer acceptance was not assured or an ability to reliably estimate costs was not possible, we used the completed contract method, whereby revenues and related costs were deferred until all contractual obligations were met, and acceptance, if required by the contract, was received. Revenues from training services are recognized as services are performed.

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

Reserve for Loss Contract. For professional services arrangements involving a fixed fee, we assess whether a loss reserve is necessary, estimate the total expected costs of providing services necessary to complete the contract and compare these costs to the fees expected to be received under the contract. For example, we were party to a contract with a customer that provided for fixed fee payments in exchange for services upon meeting certain milestone criteria. Based on the analysis we performed in the fourth quarter of 2000, we expected the costs to complete the project to exceed the associated fees, and accordingly we recorded a loss reserve of $1.4 million in the quarter ended December 31, 2000. As a result of our restructuring in the third quarter of 2001, substantially all of the remaining professional services required under the contract were being provided by a third party, and we recorded an additional loss reserve of $6.1 million based upon an analysis of costs to complete these services. In the second quarter of 2002, we began discussions with the customer regarding the timing and scope of the project deliverables, which led to an amendment in August 2002 to the original contract. Based on the amendment and associated negotiations with a third-party integrator that had been providing implementation services to the customer, we recorded a charge of approximately $15.6 million to cost of services revenue in the second quarter of 2002 and in accordance with the terms of the amendment were relieved from providing any further implementation services under the contract. The amendment required that we transfer $6.9 million to an escrow account (which included $5.8 million previously reported as restricted cash) to compensate any third-party integrator for the continued implementation of the customer's system. The charge also included $8.5 million of fees that we had paid the third-party integrator prior to the amendment. During the second quarter of 2002, we received a scheduled payment of $4.0 million associated with the original agreement that we reported as deferred revenue. The $4.0 million is being recognized as revenue as we fulfill our support and training obligations. As of December 31, 2003, we have recognized $1.5 million of the $4.0 million as revenue, and $2.5 million remains in deferred revenue, of which $1.6 million relates to support and will be recognized evenly through the first quarter of 2006. The remaining $0.9 million relates to training and will be recognized as we perform training obligations, but not later than the third quarter of 2005 when the training credits expire.

Accounting for Internal-Use Software. Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software's estimated useful life (generally five years) using the straight- line method. As of December 31, 2003, we had $11.1 million of capitalized costs of internal use software, net of $4.0 million accumulated depreciation.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations. Based on our assessment as of December 31, 2003, we determined that no such impairment of internal-use software existed.

Restructuring. During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities. We have a total of approximately 82,000 square feet of excess space available for sublease or renegotiation. Locations of the excess space include Menlo Park, California, Princeton, New Jersey and Marlow in the United Kingdom. Remaining lease commitment terms on these leases vary from seven to eight years. We are seeking to sublease or renegotiate the obligations associated with the excess space. We had $10.2 million in accrued restructuring costs as of December 31, 2003, which is our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets continues to deteriorate, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of December 31, 2003, our estimate of accrued restructuring cost includes an assumption of receiving $8.2 million in sublease payments that are not yet under contractual arrangement, and in most cases, a potential subleasor has not been identified. We have assumed that the majority of these sublease payments will begin in 2005 through 2007 and continue through the end of the related leases.

Goodwill and Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense being recorded in each period. Amortization of goodwill ceased as of January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Instead, we are now required to test goodwill for impairment under certain circumstances and write down goodwill when it is impaired. We have determined that our consolidated results comprise one reporting unit for the purpose of impairment testing through December 31, 2003.

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

Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis completed at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated goodwill was likely impaired. The circumstances that lead to the impairment included the revision of estimates of our revenues and net loss for the second quarter of 2002 and subsequent quarters, based upon preliminary revenue results late in the second quarter of 2002 and the reduction of estimated revenue and cash flows. As a result, we announced preliminary second quarter 2002 results on July 2, 2002. Following this announcement, the decline in the trading price of our common stock reduced KANA's market capitalization, and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the lower-than-previously- expected revenues and net loss for the second quarter of 2002 and the revision of estimates of our revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated cash flows in future quarters. We used a combination of discounted cash flows and relevant market data, including our market capitalization during the period following the announcement of preliminary results for the second quarter of 2002, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a reduction of goodwill as of June 30, 2002 by $55.0 million. During the three months ended June 30, 2003 we performed our annual test for goodwill impairment as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). We currently operate in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. We completed our evaluation and concluded that goodwill was not impaired as the fair value of our Company exceeded its carrying value, including goodwill. The remaining amount of goodwill as of December 31, 2003 was $7.4 million. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

We continue to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2003. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as net operating loss carryforwards, and stock-based compensation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. We concluded that a full valuation allowance was required for all periods presented. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing our income in the period in which such determination was made. Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize include, but are not limited to, a cumulative change of more than 50% ownership of the company, as defined, over a three year period. The portion of the net operating loss and tax credit carryforwards subject to potential expiration has not been included in deferred tax assets.

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

RESULTS OF OPERATIONS

The following table sets forth selected data for the periods presented. Percentages are expressed as a percentage of total revenues.

                                           Years Ended December 31,
                                 -----------------------------------------------
                                       2003             2002            2001
                                 --------------   -------------   --------------
Revenues:
 License....................... $ 26,228    43% $ 41,530   53% $ 37,963    42%
 Service.......................   34,778    57     37,560   47     52,632    58
                                 -------- -----   -------- ----   -------- -----
   Total revenues..............   61,006   100     79,090  100     90,595   100

Cost of revenues:
 License.......................    3,125     5      3,402    4      2,536     3
 Service.......................    9,702    16     29,250   37     51,799    57
                                 -------- -----   -------- ----   -------- -----
   Total cost of revenues......   12,827    21     32,652   41     54,335    60
                                 -------- -----   -------- ----   -------- -----
Gross profit...................   48,179    79     46,438   59     36,260    40

Operating expenses:
 Sales and marketing...........   29,189    48     37,423   47     69,635    77
 Research and development......   21,437    35     25,933   33     35,558    39
 General and administrative....    9,073    15%   13,053   17%   21,215    23%

Comparison of the Years Ended December 31, 2003 and 2002

Revenues

Total revenues decreased by 23% to $61.0 million for the year ended December 31, 2003 from $79.1 million for the year ended December 31, 2002, primarily as a result of fewer license deals in 2003 than in 2002, as well as a 31% decrease in the average sales price per license deal over $100,000 realized during 2003 compared to 2002. We believe the decrease in 2003 is due to a multitude of factors including competitive pricing pressures and the continuing slow down in the information technology spending environment.

License revenues include licensing fees only, and exclude associated maintenance and consulting revenue. The majority of our licenses to customers are perpetual and recognized upon shipment, provided that all revenue recognition criteria are met as discussed in "Revenue Recognition" under "Critical Accounting Policies" above.

License revenues decreased by 37% to $26.2 million for the year ended December 31, 2003 from $41.5 million for 2002. This decrease in license revenue was primarily due to a decrease in the average selling price of license deals, as well as a decrease in the number of license deals closed during the year. The decrease in the average selling price of license deals was primarily experienced in the middle of the year. We expect our average selling price to fluctuate in future quarters given the relatively low number of new deals that comprise the majority of our license revenue recognized per quarter. As an example, the average quarterly selling price of license deals exceeding $100,000 varied from a low of approximately $320,000 in the second quarter of 2003 to a high of approximately $740,000 in the fourth quarter of 2003. In addition, we expect that license deals closed in any particular quarter will continue to constitute a significant percentage of the license revenues recognized in that quarter.

Our license revenue decreased as a percentage of total revenue due to the reduction in the average selling price of license deals and the number of license deals closed in 2003 as discussed above. We expect license revenues to increase moderately in absolute dollars in 2004 from 2003, primarily due to our expectations of an increase in the average selling price, particularly from the second and third quarters of 2003 since those quarters had relatively few large deals. However, the market for our products is unpredictable and intensely competitive, and the economic environment over the last few years has had an effect on corporate purchasing which has impacted sales of our products.

Our service revenues consist of either support revenues or professional services. Support revenues relate to providing customer support and product maintenance, product updates and unsepcified upgrades to our customers. Professional services revenues relate to providing consulting, training and, to a lesser extent, implementation services to our customers. Service revenues decreased by 7% to $34.8 million for the year ended December 31, 2003 from $37.6 million for 2003. The decrease in service revenues was primarily in professional services, due to our customers' increased use of independent third party integrators for implementation services in 2003. Support revenues were relatively consistent with 2002, at $30.6 million in 2003 versus $30.8 million in 2002. The reduction in the sales of new licenses in 2003 affected service revenues less than license revenues because the majority of our service revenues relate to ongoing support contracts with existing customers. We expect that service revenues in 2004 will be fairly consistent with 2003 in absolute dollars as we continue to focus on license sales and using third-party integrators for implementation services.

Revenues from international sales were $17.2 million, or 28% of total revenues, in the year ended December 31, 2003 and $25.5 million, or 32% or total revenues, in the year ended December 31, 2002. The decrease in international sales in 2003 is primarily as a result of large sales through our integration partner in the United Kingdom in 2002 that did not recur to the same extent in 2003. Our international revenues were derived from sales in Europe, Canada, Asia Pacific and Latin America.

During 2003 we experienced an increase in sales to companies in the telecommunications and financial services sector, representing approximately 41% and 30%, respectively, of our revenues in 2003 compared to approximately 27% and 10%, respectively, in 2002. We also experienced a decrease in sales to companies in the high technology sector, representing approximately 5% of our revenues in 2003 compared to approximately 23% in 2002. We expect the concentration of sales to the telecommunications and financial services sectors to decrease slightly in 2004, offset by relative increases in sales in various other sectors in 2004.

Cost of Revenues

Total cost of revenues decreased by 61% to $12.8 million for the year ended December 31, 2003 from $32.7 million for the year ended December 31, 2002.

Cost of license revenues consists of third party software royalties, and to a leser extent, costs of product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license revenues as a percentage of license revenue for 2003 was 12% compared to 8% in 2002. The increase was due to royalty costs associated with a relatively higher proportion of non-revenue-related shipments, such as upgrades and updates during 2003. We expect that our cost of license revenue as a percentage of sales in 2004 will decrease slightly from 2003 due to renegotiations of our royalty agreements in late 2003, which allow for royalties based on a percentage of revenue for large deals as opposed to a fixed amount per licensed seat.

Cost of service revenues consists primarily of salaries and related expenses for our customer support, consulting, and training services organizations. Cost of service revenues decreased to 28% of service revenues, or $9.7 million, for 2003 compared to 78%, or $29.3 million, for the prior year. Cost of service revenues in 2002 included approximately $15.6 million, or 42% of service revenues, related to a loss contract with a customer, as discussed in "Reserve for Loss Contract" under "Critical Accounting Policies" above. The improvement in service margins in 2003 was also due to the change in service revenues mix throughout 2002 following a shift in our strategy in September 2001 to have customers use independent third party integrators to provide implementation services, rather than purchase those services from us. As a result, support revenues comprised a larger percentage of service revenues during the entire year of 2003, which yielded better margins than professional services revenues since the ratio of customers-to-personnel is significantly higher for customer support. Support revenues comprised $30.6 million, or 50% of total revenues in 2003, compared to $30.8 million, or 39% in 2002. We anticipate that our cost of service revenues will remain relatively constant in dollars, and as a percentage of service revenue, in 2004 compared to 2003.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased by 22% to $29.2 million for the year ended December 31, 2003 from $37.4 million for the year ended December 31, 2002. This decrease was primarily attributable to reductions in sales and marketing personnel during 2003 by 27%, from 106 positions as of December 31, 2002 to 77 positions at December 31, 2003, which resulted in approximately $4.2 million in savings in salaries and related benefits. In addition, commission expense in 2003 was $2.3 million lower than in 2002 due to decreases in license revenues in 2003 discussed above. We also spent $2.2 million less in marketing programs in 2003 than in 2002. We anticipate that sales and marketing expenses in 2004 will be fairly consistent with 2003 in absolute dollars, and will fluctuate as a percentage of revenues depending on the timing and amount of revenues.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by 17% to $21.4 million for the year ended December 31, 2003 from $25.9 million for the year ended December 31, 2002. This decrease was attributable primarily to the reduction of personnel during 2003 by 69%, from 128 as of December 31, 2002 to 40 at December 31, 2003 and resulted in savings of approximately $8.5 million in compensation, benefits, and allocated facility and operations costs. These reductions in personnel were offset by approximately $6.0 million in fees associated with our outsourcing strategy begun in the first quarter of 2003, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. Likewise, expense for contractors in the United States decreased by $0.8 million in 2003 compared to 2002. We also realized savings in depreciation expense charged to research and development of $0.9 million in 2003 compared to 2002 due to assets placed in service in 2000 becoming fully depreciated in 2003. We anticipate that research and development expenses will be slightly lower in absolute dollars in 2004 than in 2003, particularly in the first and second quarters of 2004 compared to the same periods in 2003, and will fluctuate as a percentage of revenues depending on the timing and amount of revenues. The anticipated reduction in research and development expense in these periods is due to the fact that we had not yet completed our transition to outsourcing in the first half of 2003 and thus incurred duplicative costs during that period.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased by 30% to $9.1 million for the year ended December 31, 2003 from $13.1 million for the year ended December 31, 2002. This decrease was attributable to the 23% reduction in general and administrative personnel during 2003, from 30 finance, legal and human resources-related positions at December 31, 2002 to 23 such positions at December 31, 2003, as well as $2.0 million in net reductions to bad debt expense in 2003. We anticipate that general and administrative costs will be slightly lower in absolute dollars in 2004 compared to 2003, and will fluctuate as a percentage of revenues depending on the timing and amount of revenues.

Amortization of Stock-Based Compensation. In connection with certain stock option grants to employees, and warrants issued to non-employees, we recorded unearned stock-based compensation charges. These charges represent the total difference between the exercise prices of stock options and the deemed fair value of the underlying common stock for accounting purposes on the date these stock options were granted. Amortization of stock-based compensation was $5.9 million and $16.6 million for the years ended December 31, 2003 and 2002, respectively. In 2003, there were no options granted with an exercise price below the fair value of the option shares on the date of grant. We reversed $1.1 million of stock-based compensation associated with expenses related to unvested options granted previously that were cancelled during 2003 in connection with employee terminations. In 2002, options granted with an exercise price below the fair value of the option shares on the date of grant resulted in a charge of $138,000. We reversed $1.8 million of stock-based compensation associated with expenses related to unvested options granted previously that were cancelled during 2002.

In connection with the merger with Broadbase, we recorded unearned stock- based compensation totaling approximately $15.5 million during the year ended December 31, 2001. These amounts are included as a component of stockholders' equity and are being amortized on an accelerated basis by charges to operations over the vesting period of the options.

In September 2000, we issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of our common stock at an exercise price of $371.25 per share pursuant to a stock and warrant purchase agreement in connection with our global strategic alliance. The shares of the common stock issued were fully vested, and we recorded a deferred stock-based compensation charge of approximately $14.8 million which was amortized through December 31, 2003, consistent with the term of the related original alliance agreement. As of December 31, 2003, 33,997 shares of common stock subject to the warrant were fully vested and 38,503 had been forfeited. The vested portion of the warrant was valued using the Black-Scholes model resulting in charges totaling $2.0 million of which $1.0 million was immediately expensed in the fourth quarter of 2000 and $1.0 million is being amortized over the term of the related alliance agreement. The warrants are exercisable through December 30, 2005. In September 2001, we issued to Accenture a fully-vested warrant to purchase up to 150,000 shares of common stock at an exercise price of $3.33 per share pursuant to a warrant purchase agreement in connection with our original global strategic alliance. The warrant was valued using the Black-Scholes model resulting in a charge of approximately $946,000 which was amortized through December 31, 2003, coincident with the term of the original related alliance agreement. Accenture exercised this additional warrant in March 2002.

In September 2001, we issued to a customer a warrant to purchase up to 5,000 shares of common stock at an exercise price of $7.50 per share pursuant to a warrant purchase agreement. The warrant will become fully vested in September 2006 and has a provision for acceleration of vesting by 1,250 shares annually over four years if the customer meets certain marketing criteria. As of December 31, 2003, no such marketing criteria has been met. The warrant was valued using the Black-Scholes model, resulting in a deferred stock-based compensation charge of approximately $29,000, which is being amortized over the four-year term of the agreement.

In November 2001, we issued to two investment funds warrants to purchase up to 386,118 shares of our common stock at an exercise price of $10.00 per share in connection with a proposed financing which was to have been completed in February 2002 upon attaining stockholder approval. These warrants were initially exercisable for an aggregate of 193,059 shares. The exercisable warrants were valued using the Black-Scholes model resulting in a charge of approximately $1.0 million to deferred stock-based compensation. On February 1, 2002, our stockholders voted against the proposed financing, which resulted in us terminating the share purchase agreement and caused the warrants to become exercisable with respect to all 386,118 shares. The warrants were exercisable for two years from the date the share purchase agreement was terminated. The warrants expired unexercised. Using the Black-Scholes model, the warrants issued in November 2001 that were initially exercisable were re-valued as of February 1, 2002, and the warrants that became exercisable on February 1, 2002 were valued as of such date, resulting in a charge totaling approximately $4.7 million which was reflected as amortization of stock-based compensation in the first quarter of 2002.

In November 2002, we issued to our landlords warrants to purchase up to 200,000 shares of common stock at $1.61 per share in connection with an amendment to our existing facility lease. The warrants were valued using the Black-Scholes model which resulted in a charge of approximately $137,000 which was accounted for as a reduction to our restructuring liability in the fourth quarter of 2002. The warrant was exercised in November 2003.

In December 2003, we issued to a customer warrants to purchase up to 230,000 fully vested shares of common stock at $5.00 per share in connection with a marketing agreement. The warrants were valued at approximately $459,000, using the Black-Scholes model. This amount was accounted for as a reduction of revenue in the fourth quarter of 2003.

As of December 31, 2003, a total of approximately $1.5 million of unearned deferred stock-based compensation remained to be amortized. We anticipate stock-based compensation expense to approximate from $1.0 to $1.4 million in 2004, and the remainder in 2005. The amortization of stock-based compensation for 2003 and 2002, by operating expense, is detailed as follows (in thousands):

                                   Year Ended December 31
                                  -----------------------
                                     2003         2002
                                  -----------  ----------
Cost of service................. $       430  $      883
Sales and marketing.............       2,300       4,697
Research and development........       2,149       4,384
General and administrative......         991       6,656
                                  -----------  ----------
 Total.......................... $     5,870  $   16,620
                                  ===========  ==========

Amortization of Identifiable Intangibles. The amortization of identifiable intangible assets recorded in the current and prior year relates to $14.4 million of purchased technology recorded as an intangible asset in connection with the merger with Silknet in April 2000. The amortization of these assets concluded in April 2003. Amortization during totaled $1.5 million and $4.8 million for the years ended December 31, 2003 and 2002, respectively.

Restructuring Costs. During the fourth quarter of 2003, we recorded $1.7 million in restructuring costs related to a change in evaluation of real estate market conditions in the United Kingdom, and changes in sublease estimates based on communication from current and potential subtenants in the United States. For the year ended December 31, 2002, we recorded approximately $5.1 million in restructuring cost savings related to an amendment to a facility lease, our evaluation of real estate market conditions relating to this and other excess leased facilities, and discussions with our other landlords.

The following table summarizes our restructuring expenses, payments, and liabilities at and for the years ended December 31, 2003 and 2002 (in thousands):

                                                                       Fixed Asset
                                           Severance     Facilities     Disposals       Totals
                                          -----------   ------------   ------------  ------------
Restructuring reserve at 12/31/2000..... $        --   $         --   $         --  $         --
                                          -----------   ------------   ------------  ------------
Restructuring charge....................      24,426         38,168         26,453        89,047
Non-cash reduction of restructuring.....      (1,858)            --        (26,453)      (28,311)
Payments made...........................     (21,655)       (10,750)            --       (32,405)
                                          -----------   ------------   ------------  ------------
Restructuring reserve at 12/31/2001.....         913         27,418             --        28,331
                                          -----------   ------------   ------------  ------------
Non-cash reduction of restructuring.....          --         (5,086)            --        (5,086)
Payments made...........................        (696)       (12,415)            --       (13,111)
Sublease payments received..............          --            814             --           814
                                          -----------   ------------   ------------  ------------
Restructuring reserve at 12/31/2002.....         217         10,731             --        10,948
                                          -----------   ------------   ------------  ------------
Restructuring charge....................          --          1,704             --         1,704
Payments made...........................         (33)        (2,773)            --        (2,806)
Sublease payments received..............          --            348             --           348
                                          -----------   ------------   ------------  ------------
Restructuring reserve at 12/31/2003..... $       184   $     10,010   $         --  $     10,194
                                          ===========   ============   ============  ============

We expect payments relating to restructuring liabilities to approximate $3.3 million in 2004, net of contractual sublease payments, with the remainder being paid fairly evenly from 2005 until 2011.

During 2003 and 2002, we did not incur any restructuring costs related to personnel. During 2003 and 2002, we realized personnel-related costs savings associated with reductions in headcount as a result of our restructuring in 2001, of approximately $36.1 million in each year. Cost savings in 2003 relating to facilities reductions from our restructuring in 2001 included $348,000 in sublease payments received and $2.1 million in reduced rent obligations relating to an amendment in 2002 to a facility lease. Cost savings in 2002 relating to facilities reductions from our restructuring in 2001 included $814,000 in sublease payments received and $340,000 in reduced rent obligations relating to the lease amendment in 2002. Reductions in rent obligations related to this amendment ranged from approximately $2.1 million in 2003, increasing to approximately $2.8 million in 2010. To the extent we are able to sublease excess facilities sooner than anticipated, or for greater dollar amounts than assumed, we will experience further cost reductions. Likewise, to the extent that our sublease expectations are not met, we may experience adjustments to our restructuring reserve in future periods that may have a material adverse effect on our financial statements.

Goodwill Impairment. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired. SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the lower-than-previously- expected revenues and net loss for the second quarter of 2002 and the revision of estimates of our revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated cash flows in future quarters. We used a combination of discounted cash flows and relevant market data, including our market capitalization during the period following the revision of estimates, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002. During the three months ended June 30, 2003 we performed our annual test for goodwill impairment as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). We currently operate in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. We completed our evaluation as of June 30, 2003 and concluded that goodwill was not impaired as the fair value of our Company exceeded its carrying value, including goodwill. There have been no events or circumstances from June 30, 2003 to December 31, 2003 that have affected our June 30, 2003 conclusion regarding the recoverability of goodwill. The remaining amount of goodwill as of December 31, 2003 was $7.4 million. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

Impairment of Investment

In connection with the merger with Silknet in April 2000, we assumed a $1.5 million investment in preferred stock of a privately held company. We recorded a $1.0 million impairment charge in the fourth quarter of 2001 and another $0.5 million impairment charge in the fourth quarter of 2003 in order to reduce the carrying value of the investment to zero at December 31, 2003. The impairment charge in 2003 was based upon the decline in the estimated fair value of the asset based upon evaluation of the business prospects. The impairment charge in 2001 was based on a substantial decline in the estimated fair value of the investment based, in part, on the terms of a recent financing involving significant new investors.

Other Income (Expense), net

Other income (expense), net consists of interest income, interest expense and other income (expense). Interest income consisted primarily of interest earned on cash and short-term investments and was approximately $315,000 and $965,000 during the years ended December 31, 2003 and 2002. The decrease in other income (expense), net related to lower amounts of interest income earned due to lower average interest rates and cash balances in 2003 than in 2002. Interest expense consisted primarily of interest expense related to our line of credit and was approximately $174,000 and $107,000 during the years ended December 31, 2003 and 2002. Other income consisted primarily of net gains on asset disposals.

Provision for Income Taxes

We have incurred operating losses on a consolidated basis for all periods from inception through December 31, 2003. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely. In 2003, certain foreign entities were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $318,000 in those foreign jurisdictions.

As of December 31, 2003, we had net operating loss carryforwards for federal and state tax purposes of approximately $394.9 million and $149.0 million, respectively. The federal net operating loss carryforwards, if not offset against future taxable income, will expire from 2011 through 2023. Pursuant to the Internal Revenue Code, the amounts and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. As such, the portion of the net operating loss and tax credit carryforwards subject to potential expiration has not been included in deferred tax assets.

Cumulative Effect of Change in Accounting Principle

As part of the adoption of SFAS No. 142 on January 1, 2002, unamortized negative goodwill was to be immediately recognized as the effect of a change in accounting principle. Accordingly, approximately $3.9 million was eliminated and reported as the cumulative effect of accounting change in the year ended December 31, 2002. Additionally, under SFAS 142, goodwill is no longer amortized. Accordingly, amortization of goodwill ceased as of January 1, 2002.

Comparison of the Years Ended December 31, 2002 and 2001

Revenues

Total revenues decreased by 13% to $79.1 million for the year ended December 31, 2002 from $90.6 million for the year ended December 31, 2001 primarily as a result of decreased service revenues.

License revenues increased by 9% to $41.5 million for the year ended December 31, 2002 from $38.0 million for 2001. This increase in license revenue was primarily due to an increase in the average selling price of license deals, particularly in Europe, as well as sales of products formerly offered by Broadbase, which were not included in our revenues prior to the June 2001 merger (license revenues recorded by Broadbase through June 2001 totaled $16.1 million). The increase in the average selling price of license deals reflected the growth in our sales to larger organizations that often license our applications for more users and that need more functionality. We believe this growth resulted, in significant part, from our increased use of indirect channels to market and sell our products, which allow us to market our products more effectively to Global 2000 organizations. In addition, we believe the introduction of our KANA iCARE suite in 2001, with its deployment and integration advantages, has facilitated sales of licenses for multiple applications to our customers resulting in larger transaction sizes than those involving a stand-alone application. One customer accounted for 11% of our total revenues in 2002.

Our license revenue increased as a percentage of total revenue mostly due to the reduction in our professional services personnel resulting from a shift in our strategy beginning in September 2001 to encourage our customers to increase their use of independent third party integrators to provide implementation services, rather than purchase those services from us.

Service revenues decreased by 29% to $37.6 million for the year ended December 31, 2002 from $52.6 million for 2001. Service revenues decreased primarily due to our customers' increased use of independent third party integrators for implementation services as discussed above. Revenues from international sales were $25.5 million, or 32% of total revenues, in the year ended December 31, 2002 and $13.8 million, or 15% of total revenues, in the year ended December 31, 2001. The increase in international sales in 2002 is primarily as a result of sales through our integration partner in the United Kingdom. Our international revenues were derived from sales in Europe, Canada, Asia Pacific and Latin America.

Cost of Revenues

Total cost of revenues decreased by 40% to $32.7 million for the year ended December 31, 2002 from $54.3 million for the year ended December 31, 2001.

Cost of license revenues as a percentage of license revenue for 2002 was 8% compared to 7% in 2001. The slight increase was due to greater sales of certain licenses in 2002, which had higher associated royalty rates.

Cost of service revenues decreased to 78% of service revenues for 2002 compared to 98% for the prior year. Cost of service revenues in 2002 included approximately $15.6 million, or 42% of service revenues, related to a loss contract with a customer, as discussed in "Reserve for Loss Contract" under "Critical Accounting Policies" above. The improvement in service margins was primarily due to the change in service revenues mix following a shift in our strategy to have customers increase their use of independent third party integrators to provide implementation services, rather than purchase those services from us. As a result, support revenues comprised a larger percentage of service revenues, which have yielded better margins than professional services revenues since the ratio of customers-to-KANA personnel is significantly higher for customer support. Support revenues comprised $30.8 million, or 39% of total revenues in 2002, compared to $27.9 million, or 31% in 2001.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased by 46% to $37.4 million for the year ended December 31, 2002 from $69.6 million for the year ended December 31, 2001. This decrease was primarily attributable to reductions in sales and marketing personnel since the second half of 2001, which reduced sales and marketing-related positions from 289 positions as of June 30, 2001 to 106 positions at December 31, 2002, and related decreases in benefits, travel, and facility costs.

Research and Development. Research and development expenses decreased by 27% to $25.9 million for the year ended December 31, 2002 from $35.6 million for the year ended December 31, 2001. This decrease was attributable primarily to the reduction of personnel since the second half of 2001, which reduced research and development-related positions from 227 as of June 30, 2001 to 128 at December 31, 2002.

General and Administrative. General and administrative expenses decreased by 38% to $13.1 million for the year ended December 31, 2002 from $21.2 million for the year ended December 31, 2001. This decrease was attributable to the reduction in bad debts charged to general and administrative expenses, from $4.2 million in 2001 to approximately $57,000 in 2002. This decrease was also attributable to the reduction of personnel since the second half of 2001, which reduced finance, legal and human resources-related positions from 52 as of June 30, 2001 to 30 at December 31, 2002.

Amortization of Stock-Based Compensation. As of December 31, 2002, a total of approximately $8.6 million of unearned deferred stock-based compensation remained to be amortized.

The amortization of stock-based compensation by operating expense, for 2002 and 2001, is detailed as follows (in thousands):

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

The following table presents comparative information showing the effects that the non-amortization of goodwill provisions of SFAS 142 would have had on the net loss and basic and diluted net loss per share for the periods shown (in thousands, except per share amounts):

                                              Year Ended December 31,
                                           ----------------------------
                                               2002           2001
                                           -------------  -------------
Reported net loss........................ $     (96,110) $    (942,895)
Goodwill amortization....................            --        118,060
                                           -------------  -------------
Adjusted net loss........................ $     (96,110) $    (824,835)
                                           =============  =============

Basic and diluted net loss per share..... $       (4.29) $      (68.61)
Goodwill amortization....................            --           8.59
                                           -------------  -------------
Adjusted basic and diluted
  net loss per share..................... $       (4.29) $      (60.02)
                                           =============  =============
Shares used in computing adjusted basic
  and diluted net loss per share.........        22,403         13,743
                                           =============  =============

Amortization of Identifiable Intangibles. We recorded $4.8 million in amortization of identifiable intangibles in both 2002 and 2001. This amortization relates to $14.4 million of purchased technology recorded as an intangible asset in connection with the merger with Silknet in April 2000. The amortization of these identifiable intangibles concluded in April 2003.

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

The following table summarizes our restructuring expenses, payments, and liabilities at and for the years ended December 31, 2002 and 2001 (in thousands):

                                                                       Fixed Asset
                                           Severance     Facilities     Disposals       Totals
                                          -----------   ------------   ------------  ------------
Restructuring reserve at 12/31/2000..... $        --   $         --   $         --            --

Restructuring charge....................      24,426         38,168         26,453        89,047
Non-cash charges........................      (1,858)            --        (26,453)      (28,311)
Payments made...........................     (21,655)       (10,750)            --       (32,405)
                                          -----------   ------------   ------------  ------------
Restructuring reserve at 12/31/2001.....         913         27,418             --        28,331
                                          -----------   ------------   ------------  ------------
Non-cash reduction of restructuring.....          --         (5,086)            --        (5,086)
Payments made...........................        (696)       (12,415)            --       (13,111)
Sublease payments received..............          --            814             --           814
                                          -----------   ------------   ------------  ------------
Restructuring reserve at 12/31/2002..... $       217   $     10,731   $         --        10,948
                                          ===========   ============   ============  ============

Goodwill Impairment. As discussed under "Comparison of the Years Ended December 31, 2003 and 2002" above, on January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The remaining goodwill balance was approximately $7.4 million at December 31, 2002.

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

Impairment of Investment

In connection with the merger with Silknet in April 2000, we assumed a $1.5 million investment in preferred stock of a privately held company. We recorded a $1.0 million impairment charge in the fourth quarter of 2001 in order to reduce the carrying value of the investment to $500,000. The impairment charge was based on a substantial decline in the estimated fair value of the investment based, in part, on the terms of a recent financing involving significant new investors. This investment is included under "other assets" in our consolidated balance sheet at December 31, 2002.

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

Provision for Income Taxes

We have incurred operating losses in each year since inception. We have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely.

As of December 31, 2002, we had net operating loss carryforwards for federal and state tax purposes of approximately $388.9 million and $118.2 million, respectively. The federal net operating loss carryforwards, if not offset against future taxable income, will expire from 2011 through 2022. Pursuant to the Internal Revenue Code, the amounts and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The portion of the net operating loss and tax credit carryforwards subject to potential expiration has not been included in deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had $33.0 million in cash, cash equivalents and short-term investments, compared to $32.5 million as of December 31, 2002. As of December 31, 2003, we had working capital of $4.2 million.

History and recent trends. We have had negative cash flows from operations in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. However, our cash used in operations has decreased significantly in recent years, from $112.4 million in 2001 to $42.2 million in 2002 to $12.7 million in 2003. This reduction in operating cash outflows is a result of a 73% decrease in overall cost of revenues, sales and marketing, research and development, general and administrative, and merger and restructuring costs from 2001 to 2003, offset in part, by a 33% decrease in revenues during the same period. Our cost reductions have been realized through our restructuring plan in 2001, as well as various cost controls and operational efficiencies realized since 2001. In 2001, 2002 and 2003, we had net workforce reductions of approximately 772, 44, and 154 employees, respectively. Of the workforce reductions in 2003, 88 related to the shift to the outsourcing of our development activities to our development partners with staffing overseas. We do not expect further reductions in research and development expense based upon our outsourcing activities, since we will invest approximately the same amount as in recent quarters of 2003. We have experienced modest improvements in operating cash flows in the second half of 2003 and expect the trend to continue if our revenue expectations are met. However, we believe that quarter-to-quarter comparisons of our operating results may not necessarily be indicative of our future performance.

Primary driver of cash flow. Our ability to generate cash in the future relies upon our success in generating sufficient sales transactions, especially new license transactions. We expect our maintenance renewals in 2004 to grow slightly from 2003. Since our new license transactions are relatively small in volume and are difficult to predict, we may not be able to generate new license transactions as anticipated in any particular future period. From time to time, changes in working capital will affect our cash flows. However, we do not expect this to materially impact our future cash flows over time, since we expect relative stability, or slight increases, in our assets and liabilities.

Operating cash flow. Our use of $12.7 million of cash for operating activities for the year ended December 31, 2003, included a $21.2 million net loss from continuing operations offset by non-cash charges of $8.1 million in depreciation, $5.9 million in amortization of deferred stock-based compensation and $1.5 million in amortization of identifiable intangibles. Operating activities also included $2.5 million in net payments relating to restructuring liabilities. Other working capital changes totaled a net $4.5 million, resulting primarily from a $6.0 million decrease in accounts receivable, offset by a $3.6 million reduction in the allowance for doubtful accounts, $4.6 million reduction in deferred revenue and $4.9 million reduction in accounts payable and accrued liabilities. Our operating activities used $42.2 million of cash for the year ended December 31, 2002 and $112.4 million of cash for the year ended December 31, 2001. These expenditures were primarily attributable to net losses experienced during these periods, offset in part by non-cash charges related to impairment of goodwill and amortization of intangibles and stock-based compensation.

Investing cash flow. Our investing activities provided $2.0 million of cash for the year ended December 31, 2003, and consisted primarily of net transfers of short-term investments to cash totaling $3.2 million, offset by purchases of property and equipment of $1.2 million. Our investing activities provided $2.4 million of cash for the year ended December 31, 2002, and consisted primarily of reductions of restricted cash of $10.6 million, net transfers of short-term investments to cash totaling $4.1 million, offset by purchases of property and equipment of $12.3 million. Our investing activities provided $49.6 million of cash for the year ended December 31, 2001, which was primarily due transfers of short-term investments and cash acquired from the acquisition of Broadbase, offset by purchases of property and equipment of $16.8 million, and a transfer of $7.8 million of cash to restricted cash. Our purchases of property and equipment have decreased from 2001 to 2003, from $16.8 million in 2001 to $1.2 million in 2003. The decrease is due to the reduction in purchases of infrastructure and various employee-related equipment in 2001, as well as the completion of $15.1 million in expenditures on internal-use software as of January 2003. We expect our capital needs in 2004 to be relatively consistent with 2003.

Financing cash flow. Our financing activities provided $14.2 million in cash for the year ended December 31, 2003, due to net proceeds from issuances of common stock and warrants, particularly the public offering in November 2003 which raised $13.1 million in net proceeds. Our financing activities provided $36.1 million in cash for the year ended December 31, 2002, primarily due to net proceeds of approximately $31.4 million from our private placement of approximately 2.9 million shares of our common stock in February 2002. Our financing activities provided $13.0 million in cash for the year ended December 31, 2001, primarily due to net proceeds of $10.1 million from a private placement of approximately 1.0 million shares of our common stock.

Existence and timing of contractual obligations. We have a line of credit totaling $5.0 million, which is collateralized by all of our assets, bears interest at the bank's prime rate (4.0% as of December 31, 2003), and expires in November 2004 at which time the entire balance under the line of credit will be due. Total borrowings as of December 31, 2003 and 2002 were $3.4 million under this line of credit. The line of credit requires that we maintain at least a $6.0 million dollar balance in any account at the bank or pay a one- time fee of $10,000. The line of credit also requires that we maintain at all times a minimum of $20.0 million as short-term unrestricted cash, cash equivalents and investments that mature within twelve months. If we default under this line of credit, including through a violation of any of these covenants, the entire balance under the line of credit will become immediately due and payable. As of December 31, 2003, we were in compliance with all covenants of the line of credit agreement. Future payments due under debt and lease obligations and other contractual commitments as of December 31, 2003 are as follows (in thousands):

                                                 Obligations     Obligations
                                                    Under           Under      Non-cancelable
                                    Line of      Outsourcing       Capital       Operating
   Year Ending December 31,         Credit      Agreements (1)      Leases       Leases (2)      Total
  --------------------------      -----------   --------------   ------------  --------------  ----------
     2004....................... $     3,427   $        3,300   $         15  $        4,330  $   11,072
     2005.......................          --               --             --           3,360       3,360
     2006.......................          --               --             --           3,124       3,124
     2007.......................          --               --             --           2,421       2,421
     2008.......................          --               --             --           2,208       2,208
     Thereafter.................          --               --             --           4,315       4,315
                                  -----------   --------------   ------------  --------------  ----------
                                 $     3,427   $        3,300   $         15  $       19,758  $   26,500
                                  ===========   ==============   ============  ==============  ==========

 (1) Represents minimum payments to one vendor  providing outsourced software programming, quality assurance and technical  documentation activities in India. The agreement is cancelable with 90 days  notice and a fee of $275,000 if notice is given by KANA prior to May 1, 2004  or $28,000 if notice is given prior to August 1, 2004.

 (2) Future payments due under non-  cancelable operating leases are shown net of future sublease income and includes  leases previously subject to abandonment and included in the restructuring  charge. As of December 31, 2003, our estimate of accrued restructuring cost  includes an assumption of receiving $8.2 million in sublease payments that are  not yet under contractual arrangement, and in most cases, a potential sublessor  has not been identified. We have assumed that the majority of these sublease  payments will begin in 2005 through 2007, and continue through the end of the  related lease.

Significant expected cash outflows in addition to our operating expenses through 2004 include approximately $3.3 million in lease payments, net of contracted sublease payments, relating to accrued restructuring costs and approximately $3.3 million of minimum payments to one vendor providing outsourced software programming, quality assurance and technical documentation activities in India.

Off-balance sheet arrangements. In accordance with generally accepted accounting principals (GAAP), none of our operating lease obligations are reflected on our balance sheet. The vast majority of our operating leases relate to facilities and do not involve a transfer of ownership at the end of the lease. We have no other off-balance sheet arrangements.

Cash held in foreign locations. As of December 31, 2003, we had $8.9 million in US-equivalent dollars held by our 100%-owned foreign subsidiaries, primarily in Europe and Japan. We believe our access to this cash is unencumbered, and would not result in withholding or repatriation charges due to our intercompany receivable balances and transfer pricing arrangements with these entities.

Outlook. Based on our current 2004 revenue expectations, we expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs through December 31, 2004. However, if we experience a decrease in demand for our products from the level experienced in the second half of 2003, then we would need to reduce expenditures. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 ("FIN 46"), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity ("VIE"). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 for all other entities. The adoption of FIN 46 did not have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise became effective on July 1, 2003. The adoption of SFAS 150 did not have a material impact on our financial position, cash flows or results of operations.

RISK FACTORS

We operate in a dynamic and rapidly changing business environment that involves substantial risks and uncertainty, including but not limited to the specific risks identified below. The risks described below are not the only ones facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may become important factors that impair our business operations. Any of these risks could cause, or contribute to causing, our actual results to differ materially from expectations. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report and our other public filings.

Our failure to complete our expected sales in any given quarter could materially harm our operating results because of the relatively large size of many of our orders.

Our quarterly revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions is generally large relative to our total revenue in any quarter, particularly as we have focused on larger enterprise customers and on licensing our more comprehensive integrated products and have involved system integrators in our sales process. In part as a result of this aspect of our business, our quarterly revenues and operating results may fluctuate in future periods and we may fail to meet the expectations of investors and public market analysts, which could cause the price of our common stock to decline. For example, during the year ended December 31, 2002, one customer, IBM, represented 11% of our total revenues. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. In addition, large orders, and orders obtained through the activities of system integrators, often have longer sales cycles, increasing the difficulty of predicting future revenues. We expect the concentration of revenues among fewer customers to continue in the future.

Our dependence on large orders for our operating results in any given quarter makes us vulnerable to prospective customers' budgetary timelines and constraints.

Contributing to the risk that anticipated sales may not occur on expected time frame, if at all, our sales cycle is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which we have little or no control. Due to the slowdown in the general economy over the past few years, we believe that many existing and potential customers have reassessed and reduced their planned technology and software investments and are deferring purchasing decisions, requiring additional evaluations and levels of internal approval for software investment and lengthening their purchase cycles. Further delays or reductions in business spending for information technology could have a material adverse effect on our revenues and operating results. Consequently, if sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of a typical order, a lost or delayed sale could result in revenues that are lower than expected. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur, which contributes to the uncertainty of our future operating results. In recent periods, we have experienced increases in the length of a typical sales cycle. This trend may add to the uncertainty of our future operating results and reduce our ability to anticipate our future revenues.

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

Our expenses are generally fixed and we will not be able to reduce these expenses quickly if we fail to meet our revenue expectations.

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

In the first quarter of 2003, we began subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. We have little prior experience in outsourcing our product development work, and we cannot be sure that this strategy will succeed or that it will not cause us difficulties in responding to development challenges we may face. The operations of these partners are based outside the U.S. and therefore subject to risks distinct from those that face U.S.-based operations. For example, military action or political upheaval in the host countries could force these partners to terminate the services they are providing to us or to close their operations entirely. If these partners fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us, our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers. In addition, the loss of research and development personnel associated with this strategy will cause us to lose internal expertise, reducing our ability to respond to these demands independently if the partners fail to perform as required. In the year ended December 31, 2003, we reduced the size of our research and development department by 88 employees. We have estimated our operating costs for 2004 making various assumptions about the amount that we will need to pay our development partners. Based on our limited history of working with these partners, we cannot be sure that our cost estimates will prove correct. Unanticipated increases in our operating expenses in any given quarter would increase our net losses and could require us to obtain additional financing sooner than expected.

If we fail to generate sufficient revenues to support our business and require additional financing, failure to obtain such financing would affect our ability to maintain our operations and to grow our business, and the terms of any financing we obtain may impair the rights of our existing stockholders.

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Our operating activities used $12.7 million of cash in 2003. Failure to increase future orders and revenues beyond the level achieved in the second and third quarters of 2003 would likely require us to seek additional capital to meet our working capital needs if we are unable to reduce expenses to the degree necessary to avoid incurring losses. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of December 31, 2003, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

We rely on marketing, technology and distribution relationships for the sale, installation and support of our products that may generally be terminated at any time, and if our current and future relationships are not successful, our growth might be limited.

We rely on marketing and technology relationships with a variety of companies, including systems integrators and consulting firms that, among other things, generate leads for the sale of our products and provide our customers with implementation and ongoing support. If we cannot maintain successful marketing and technology relationships or if we fail to enter into additional such relationships, we could have difficulty expanding the sales of our products and our growth might be limited.

A significant percentage of our revenues depend on leads generated by systems integrators, or "SI's", and their recommendations of our products, and we expect an increasing percentage of our revenues to be derived from our relationships with SIs that market and sell our products. If SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue building our network of SIs and other indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will increase. Our reliance on third parties for these functions will reduce our control over such activities and reduce our ability to perform such functions internally. If we come to rely primarily on a single SI that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to provide implementation services related to our products, we may not be able to internally generate sufficient revenue or increase the revenues generated by our other SI relationships to offset the resulting lost revenues. Furthermore, SIs typically suggest our solution in combination with other products and services, some of which may compete with our solution. SIs are not required to promote any fixed quantities of our products, are not bound to promote our products exclusively, and may act as indirect sales channels for our competitors. If these companies choose not to promote our products or if they develop, market or recommend software applications that compete with our products, our business will be harmed.

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

Recent reductions in workforce may adversely affect our ability to release products and product updates in a timely manner.

We have substantially reduced our headcount in 2003 from a total of 365 employees as of December 31, 2002 to 211 as of December 31, 2003. The majority of this reduction was the result of our decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners in early 2003. We reduced the size of our research and development department by 88 employees in the year ended December 31, 2003. Our outsourcing plan may yield unanticipated consequences, such as an inability to release products within expected timeframes. For example, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operation. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

We may be unable to hire and retain the skilled personnel necessary to develop and grow our business.

Our reductions in force and salary levels may reduce employee morale and may create concern among existing employees about job security, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. As a result of the reductions in force, we may also need to increase our staff to support new customers and the expanding needs of our existing customers. Because our stock price declined drastically in recent years, and has not experienced any sustained recovery from the decline, stock- based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide customer service and execute our strategy would be negatively affected.

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

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition for our products from systems designed by in-house and third party development efforts. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for eCRM platforms are larger, more established companies such as Siebel Systems, Inc. and PeopleSoft, Inc., and to a lesser extent, Oracle and SAP. We also face competition from E.piphany, Inc., Chordiant Software, Inc., Primus Knowledge Solutions, and Astute, Inc. with respect to specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise. As we have combined and enhanced our product lines to offer a more comprehensive e- business software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

In addition, stock markets in general, and particularly the Nasdaq National Market, have experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources.

Since becoming a publicly traded security listed on Nasdaq in September 1999, our common stock has reached a closing high of $1,698.10 per share and closing low of $0.65 per share. The last reported sale price of our shares on March 17, 2004 was $4.44 per share. Under Nasdaq's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq may choose to notify us that it may delist our common stock from the Nasdaq National Market. If the closing bid price of our common stock did not thereafter regain compliance for a minimum of 10 consecutive trading days during the 180 days following notification by Nasdaq, Nasdaq could delist our common stock from trading on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

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

Rapidly changing technology and operating systems, changes in customer requirements, and evolving industry standards might impede market acceptance of our products. Our products are designed based upon currently prevailing technology to work on a variety of hardware and software platforms used by our customers. However, our software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments and other systems that our customers use. If new technologies emerge that are incompatible with our products, or if competing products emerge that are based on new technologies or new industry standards and that perform better or cost less than our products, our key products could become obsolete and our existing and potential customers could seek alternatives to our products. We must constantly modify and improve our products to keep pace with changes made to these platforms and to database systems and other back-office applications and Internet-related applications. Furthermore, software adapters are necessary to integrate our products with other systems and data sources used by our customers. We must develop and update these adapters to reflect changes to these systems and data sources in order to maintain the functionality provided by our products. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, databases, customer relationship management software, web servers and other enterprise and Internet-based applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase and deployment of our analytics products. Furthermore, if our international development partners fail to respond adequately when adaptation of our products is required, our ability to respond would be hampered even if such uncertainties were eliminated. If we fail to modify or improve our products in response to evolving industry standards, our products could rapidly become obsolete.

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

Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We currently have four issued U.S. patents, three of which expire in 2018 and one of which expires in 2020, and multiple U.S. patent applications pending relating to our software. None of our technology is patented outside of the United States. It is possible that:

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe. Any of these third parties might make a claim of infringement against us. For example, from time to time, companies have asked us to evaluate the need for a license of certain patents. Although as of March 19, 2004, there are no outstanding patent infringement claims against us, we cannot assure you that no such claims will be filed in the future. Other companies may also have pending patent applications (which are typically confidential until the patent or patents, if any, are issued) that cover technologies we incorporate in our products.

In addition, many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop non- infringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non- infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

We may face higher costs and lost sales if our software contains errors.

We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the mission- critical nature of many of our products and services, errors could be particularly problematic. In the past, we have discovered software errors in some of our products after their introduction. We have only a few "beta" customers that test new features and functionality of our software before we make these features and functionalities generally available to our customers. If we are not able to detect and correct errors in our products or releases before commencing commercial shipments, we could face:

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

A substantial proportion of our revenues is generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 28% of our total revenues 2003, 32% of our total revenues in 2002 and 15% of our total revenues in 2001. We have established offices in the United Kingdom, Germany, Japan, the Netherlands, France, Belgium, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, any expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, as well as additional support personnel. For any such expansion, we will also need to, among other things expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, if international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increases in our tax rates. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate.

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

Our international revenues and expenses are denominated in local currency. Therefore, a weakening of other currencies compared to the U.S. dollar could make our products less competitive in foreign markets and could negatively affect our operating results and cash flows. We have not yet experienced, but may in the future experience, significant foreign currency transaction losses, especially because we generally do not engage in currency hedging. As the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.

If we acquire companies, products or technologies, we may face risks associated with those acquisitions.

We recently acquired Hipbone, Inc. and if we are presented with appropriate opportunities, we may make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of the Hipbone acquisition or any other acquisition or investment. If we acquire another company, we will likely face risks, uncertainties and disruptions associated with the integration process, including, among other things, difficulties in the integration of the operations, technologies and services of the acquired company, the diversion of our management's attention from other business concerns and the potential loss of key employees of the acquired businesses. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Also, acquisitions can expose us to liabilities and risks facing the company we acquire, including lawsuits or claims against the company that are unknown at the time of the acquisition. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders or us. For example, in the Hipbone acquisition we issued approximately 262,500 shares of our common stock. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets.

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

The imposition of new sales or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products and services. Federal legislation that limited the imposition of state and local taxes on Internet-related sales until November 1, 2003 has expired. Congress is currently considering whether to approve either a permanent or a two-year extension of the limits. However, they may choose not to pass the new legislation, in which case state and local governments would be free to impose taxes on electronically purchased goods. We believe that most companies that sell products over the Internet do not currently collect sales or other taxes on shipments of their products into states or foreign countries where they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce within their jurisdiction. A successful assertion by one or more states or foreign countries that companies that engage in e-commerce within their jurisdiction should collect sales or other taxes on the sale of their products over the Internet, even though not physically in the state or country, could indirectly reduce demand for our products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. In the year ended December 31, 2003, revenues from customers outside of the United States approximated 28% of total revenues. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the US dollar and the Euro and British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at December 31, 2003, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not consider our cash equivalents or short- term investments to be subject to interest rate risk due to their short maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, independent auditors, are set forth on the pages indicated in Item 15, and incorporated herein by this reference.

Quarterly Results of Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2003. The information has been derived from our unaudited consolidated financial statements that, in management's opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                 Quarter Ended
                                  --------------------------------------------------------------------------------
                                  Mar. 31,  June 30,  Sept. 30,   Dec 31,   Mar. 31,  June 30,  Sept. 30,  Dec 31,
                                    2002      2002      2002       2002       2003      2003      2003      2003
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
                                                                 (in thousands)
Consolidated Statement
 of Operations Data:
Revenues:
 License........................ $ 15,129  $  8,309  $   8,784  $   9,308  $  9,351  $  3,183  $   5,083  $ 8,611
 Service........................   10,014     8,881      9,243      9,422     8,758     8,872      8,750    8,398
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
  Total revenues................   25,143    17,190     18,027     18,730    18,109    12,055     13,833   17,009
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
Cost of revenues:
 License........................      965     1,056        548        833       918       507        578    1,122
 Service........................    3,907    19,891      2,762      2,690     2,362     2,708      2,381    2,251
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
Total cost of revenues..........    4,872    20,947      3,310      3,523     3,280     3,215      2,959    3,373
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
Gross profit (loss).............   20,271    (3,757)    14,717     15,207    14,829     8,840     10,874   13,636
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
Operating expenses:
 Sales and marketing............   10,305    10,395      8,732      7,991     7,437     7,887      6,854    7,011
 Research and development.......    6,638     6,512      6,389      6,394     6,080     5,943      4,718    4,696
 General and administrative.....    3,220     3,383      3,458      2,992     2,635     2,941      1,946    1,551
 Amortization of stock-
  based compensation............    9,887     3,041      1,951      1,741     1,387     1,678      1,380    1,425
 Amortization of
  identifiable intangibles......    1,200     1,200      1,200      1,200     1,200       253         --       --
 Restructuring costs............       --        --         --     (5,086)       --        --         --    1,704
 Goodwill impairment............       --    55,000         --         --        --        --         --       --
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
  Total operating expenses......   31,250    79,531     21,730     15,232    18,739    18,702     14,898   16,387
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
Operating loss..................  (10,979)  (83,288)    (7,013)       (25)   (3,910)   (9,862)    (4,024)  (2,751)
Impairment of investment........       --        --         --         --        --        --         --     (500)
Other income (expense), net.....      298       297        175        143        90        17          5       74
Income tax expense..............       --        --         --         --       (45)      (49)       (35)    (189)
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
Loss from continuing operations.  (10,681)  (82,991)    (6,838)       118    (3,865)   (9,894)    (4,054)  (3,366)
Discontinued operation:
 Loss on disposal, including
   provision of $1.1 million
   for operating losses during
   phase-out period.............       --       381         --         --        --        --         --       --
Cumulative effect of accounting
 change related to the elimination
 of negative goodwill...........    3,901        --         --         --        --        --         --       --
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
         Net income (loss)...... $ (6,780) $(82,610) $  (6,838) $     118  $ (3,865) $ (9,894) $  (4,054) $(3,366)
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
Basic and diluted net
  income (loss) per share.......    (0.32)    (3.63)     (0.30)      0.01     (0.17)    (0.43)     (0.17)   (0.13)
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
Shares used in computing
  basic and diluted net
  income (loss) per share.......   21,071    22,762     22,851     22,403    22,958    23,201     23,396   26,405
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------

As a Percentage of Total Revenue
Revenues:
 License........................     60.2%    48.3%     48.7%     49.7%    51.6%    26.4%     36.7%   50.6%
 Service........................     39.8      51.7       51.3       50.3      48.4      73.6       63.3     49.4
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
  Total revenues................    100.0     100.0      100.0      100.0     100.0     100.0      100.0    100.0
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
Cost of revenues:
 License........................      3.8       6.1        3.0        4.4       5.1       4.2        4.2      6.6
 Service........................     15.6     115.8       15.4       14.4      13.0      22.5       17.2     13.2
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
  Total cost of
   revenues.....................     19.4     121.9       18.4       18.8      18.1      26.7       21.4     19.8
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
Gross profit (loss).............     80.6     (21.9)      81.6       81.2      81.9      73.3       78.6     80.2
                                  --------  --------  ---------  ---------  --------  --------  ---------  -------
Selected operating
 expenses:
 Sales and marketing............     41.0      60.5       48.4       42.7      41.1      65.4       49.5     41.2
 Research and
  development...................     26.4      37.9       35.4       34.1      33.6      49.3       34.1     27.6
 General and
  administrative................     12.8%    19.7%     19.2%     16.0%    14.6%    24.4%     14.1%    9.1%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control Over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our continuing executive officers and directors (including their ages as of March 15, 2004):

Name	Age	Position
Chuck Bay	46	Chief Executive Officer and Chairman of the Board
Tom Doyle	53	Chief Operating Officer and President
John Huyett	50	Chief Financial Officer
Brian Kelly	38	Executive Vice President of Marketing and Product Strategy
Alan Hubbard	46	Executive Vice President of Research and Development
Mark Bertelsen	60	Director
Tom Galvin	48	Director
Jerry R. Batt	53	Director
Dixie L. Mills	56	Director

Chuck Bay. Mr. Bay has been our Chief Executive Officer since our merger with Broadbase in June 2001, and became Chairman of our Board in April 2003. Mr. Bay was formerly Chief Executive Officer of Broadbase, which he joined as Chief Financial Officer and General Counsel in January 1998. Mr. Bay also served as Executive Vice President of Operations of Broadbase. From July 1997 to January 1998, Mr. Bay served as Chief Financial Officer and General Counsel for Reasoning, Inc., a software company. From January 1995 to August 1997, Mr. Bay served as Chief Financial Officer and General Counsel, for Pure Atria Software, Inc., a software company. From April 1994 to January 1995, Mr. Bay served as President and Chief Financial Officer of Software Alliance Corporation, a software company. Mr. Bay holds a B.S. degree in Business Administration from Illinois State University and a J.D. degree from the University of Illinois.

Tom Doyle. Mr. Doyle has been our Chief Operating Officer since our merger with Broadbase in June 2001, and he became our President in March 2003. From 1996 to April 1999, Mr. Doyle served first as Executive Vice President of Sales and then as Chief Operating Officer of Broadbase. Prior to joining Broadbase, Mr. Doyle was Senior Vice President of Worldwide Sales at Reasoning Inc., joining Reasoning in 1996 from Tandem Computers where he was Director of North American Sales Operations. At Tandem, he held numerous sales and sales management positions in Houston, Texas, Atlanta, Georgia and Cupertino, California. Before joining Tandem, Mr. Doyle participated in the start-up operations and initial channel development with Fortune Systems. Mr. Doyle serves on the board of directors of Privia, Inc. Mr. Doyle obtained his B.S. in Finance from the University of Missouri.

John Huyett. Mr. Huyett has been our Executive Vice President and Chief Financial officer since June 2002. Previously, Mr. Huyett served as President and Chief Executive Officer of Clickmarks, Inc. from August 2000 through March 2002. From March 1998 to July 2000 Mr. Huyett was Chief Financial Officer and subsequently Chief Executive Officer at Magellan Corporation. Prior to Magellan, Mr. Huyett was Chief Financial Officer, Treasurer and Vice President of Financial and Administrative Services at Avant!. Mr. Huyett was a partner at KPMG where he was in charge of KPMG's high technology practice in the Carolinas. Mr. Huyett obtained his B.S. degree in Business Administration from the University of North Carolina at Chapel Hill.

Brian Kelly. Mr. Kelly has been our Executive Vice President of Marketing and Product Strategy since June 2003. Previously, Mr. Kelly served as Vice President of Products at Kanisa, Inc. from February 2003 to June 2003. From September 2001 to February 2003, Mr. Kelly served as Chief Executive Office of Proveer, Inc., a software and services company that provides analytical applications and business intelligence infrastructure. From December 1998 to June 2001, Mr. Kelly was Executive Vice President of Products at Broadbase, prior to its merger with us in June 2001, and remained as our Executive Vice President of Products until August 2001. Mr. Kelly holds a B.S. degree in Computer Science from the University of Cincinnati.

Alan Hubbard. Mr. Hubbard joined KANA in June 2002 and currently serves as Executive Vice President of Research & Development. Previously, Mr. Hubbard was the Vice President of Engineering for Altaworks Corporation from January 2000 to February 2002. From January 1991 to January 2000, Mr. Hubbard held various management positions at Hewlett-Packard Company, including Worldwide Technology Program Manager - Enterprise Accounts Organization. Mr. Hubbard holds a M.B.A. and B.S. degree in Computer Information Systems from Bentley College.

Mark Bertelsen. Mr. Bertelsen joined our Board of Directors in March 2003. Mr. Bertelsen joined the law firm Wilson Sonsini Goodrich & Rosati in January 1972 and became a member of the firm in January 1977. Wilson Sonsini Goodrich & Rosati does not serve as KANA's legal counsel. Mr. Bertelsen is also a member of the Board of Directors at Autodesk, Inc., a design software company, and Informatica Corporation, a data management software company. Mr. Bertelsen holds a B.A. degree in political science from the University of California, Santa Barbara and a J.D. degree from University of California, Berkeley.

Tom Galvin. Mr. Galvin joined our Board of Directors in December 2002. Since 1979, Mr. Galvin has served in various positions with Intel Corporation, and currently serves as Director of Compensation and Benefits. Mr. Galvin has also served the company in Finance, Business Development, Marketing, and Human Resources at Intel. In Finance, Mr. Galvin last served as Controller for Worldwide Sales, Marketing, and Advertising, with financial responsibility for Intel's brand investments including the Intel Inside® program. Immediately prior to managing the company's Compensation and Benefits group, Mr. Galvin was director of Market Development for Intel's consumer software programs in support of the Pentium®brand family of microprocessors. Mr. Galvin holds a B.S. in Mathematics and Economics from Miami University (Ohio), and a M.B.A. from the Kellogg School of Management at Northwestern University.

Jerry R. Batt. Mr. Batt joined our Board of Directors in 2003. Mr. Batt is currently Chief Information Officer and Vice President at Pulte Home Corporation since September 2003. From August 2001 to July 2003, Mr. Batt was the Chief Information Officer and Vice President of Sprint PCS. From April 2000 to July 2001, Mr. Batt co-founded and became Chief Executive Officer of Foxfire Consulting, an IT consulting and systems integration firm specializing in the telecommunications industry. From 1973 to January 2000, Mr. Batt was responsible for AT&T's consumer long distance account management, billing and customer service platform.

Dr. Dixie L. Mills. Dr. Mills joined our Board of Directors in October 2003. Dr. Mills is currently the Dean of the College of Business at Illinois State University since 1997. Dr. Mills is a member of the board of trustees for the Preferred Group of Mutual Funds, managed by Caterpillar Investment Management, Ltd. Dr. Mills received her B.A. degree from Georgetown College with a major in history, and earned her M.B.A. and Ph.D. degrees in finance from the University of Cincinnati.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon the copies of Section 16(a) reports which we received from such persons for their 2003 transactions in the common stock and their common stock holdings and written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for 2003, we believe that our executive officers and the board members have filed, on a timely basis, all reports required under Section 16(a) for 2003.

Code of Ethics and Conduct

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. We have also adopted a Code of Conduct as required under the rules of the Nasdaq National Market. This Code of Conduct applies to all of our employees and directors. These Codes are publicly available on our website at www.kana.com. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

Audit Committee and Financial Expert

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 comprised of Mark Bertelsen, Dr. Mills, and Tom Galvin (chairman), each of whom is "independent" as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. Our Board of Directors has determined that Mr. Galvin is an "audit committee financial expert" as defined under Item 401 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2003. Certain information required by this item is incorporated herein by reference to the section titled "Executive Compensation and Related Information" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2003. Certain information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification and Other Arrangements with Officers and Directors

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

Related Party Transactions

We provided support services to a company that is affiliated with Massood Zarrabian, a director of KANA until August 2003. We recognized approximately $54,800, $59,400 and $547,000 in revenue related to the company in the years ended December 31, 2003, 2002 and 2001.

In addition, we purchased software and support services from this company totaling approximately $96,000, $239,100 and $1,034,000 in the years ended December 31, 2003, 2002 and 2001. Management believes that this contract has rates and terms that are comparable with those entered into with independent third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2003. Certain information required by this item is incorporated herein by reference to the section titled "Fiscal 2003 Audit Firm Fee Summary" in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Financial Statement Schedules:
Schedule	Title	Page
II	Valuation and Qualifying Accounts	87

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits:
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000	8-K		3.01	5/4/00
3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001	S-8	333-64552	4.02	7/3/01
3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2001, filed with the Delaware Secretary of State on December 11, 2001	S-3	333-77068	4.03	1/18/02
3.05	Amended and Restated Bylaws, as amended October 12, 2001	10-K			3/28/03
4.01	Form of Registrant's Specimen Common Stock Certificate	S-1/A	333-82587	4.01	9/21/99
10.01	Registrant's Amended and Restated 1999 Stock Incentive Plan	S-4/A	333-59754	10.22	5/18/01
10.02	Registrant's Amended and Restated 1999 Employee Stock Purchase Plan	S-4/A	333-59754	10.23	5/18/01
10.03	Registrant's 1999 Special Stock Option Plan	S-8	333-32460	99.01	3/14/00
10.04	Registrant's 1999 Special Stock Option Plan-Form of Nonstatutory Stock Option Agreement-4-year vesting	S-8	333-32460	99.02	3/14/00
10.05	Registrant's 1999 Special Stock Option Plan-Form of Nonstatutory Stock Option Agreement-30-month vesting	S-8	333-32460	99.03	3/14/00
10.06	Letter of Credit dated July 9, 1999, with Silicon Valley Bank and the Registrant	S-1	333-82587	10.06	7/ 9/99
10.07	Lease Agreement, dated December 23, 1999, between Broadbase and Bohannon Trusts Partnership II	10-Q		10.03	5/11/00
10.08	Lease Agreement, dated August 11, 2000, between Broadbase and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties	10-Q		10.04	11/13/00
10.09	Broadbase Software, Inc. 2000 Stock Incentive Plan, adopted on May 3, 2000, and related forms of agreements	S-8	333-38480	4.09	6/02/00
10.10	Warrant to purchase Common Stock, dated August 7, 2001 between Kana Communications, Inc. and General Electric Capital Corporation.	S-3	333-77068	4.12	1/18/02
10.11	Warrant to purchase Common Stock, dated September 5, 2001 between Kana Communications, Inc. and Banca 121	S-3	333-77068	4.13	1/18/02
10.12	Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein	8-K/A		99.01	12/13/01
10.13	Form of Contingent Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein	8-K/A		99.02	12/13/01
10.14	Form of Commitment Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein	8-K/A		99.03	12/13/01
10.15	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties	8-K		99.1	11/21/02
10.16	Offer letter to Brian Kelly	10-Q		10.1	8/13/03
10.17	Agreement with Chief Executive Officer	10-Q		10.1	11/12/03
10.18	Agreement with Chief Operating Officer	10-Q		10.2	11/12/03
10.19	Loan Modification Agreement dated November 21, 2003 between the Registrant and Silicon Valley Bank					X
10.20	Warrant to purchase Common Stock, dated September 5, 2001 between KANA Software, Inc. and IBM					X
21.01	List of subsidiaries of Registrant					X
23.01	Consent of PricewaterhouseCoopers LLP, Independent Accountants.					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

* These certifications accompany KANA's annual report on Form 10-K; they are not deemed "filed" with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b) Reports on Form 8-K.

On January 29, 2004, we furnished a Current Report on Form 8-K reporting under Item 12 that KANA issued a press release announcing its financial results for the fiscal quarter ended December 31, 2003 and certain other information.

On November 5, 2003, we filed a Current Report on Form 8-K reporting under Item 5 that KANA announced the public offering of 4,080,000 shares of its common stock at a price to the public of $3.00 per share in a public offering.

On October 22, 2003, we furnished a Current Report on Form 8-K reporting under Item 12 that KANA issued a press release announcing its financial results for the fiscal quarter ended September 30, 2003 and certain other information.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

KANA Software, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) on page 47 present fairly, in all material respects, the financial position of KANA Software, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 17, 2004

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       December 31,
                                                                 ------------------------
                                                                    2003         2002
                                                                 -----------  -----------
                            ASSETS
Current assets:
 Cash and cash equivalents..................................... $    25,632  $    21,962
 Short-term investments........................................       7,324       10,536
 Accounts receivable, less allowance for doubtful
  accounts of $1,187 in 2003 and $4,815 in 2002................       7,908       10,269
 Prepaid expenses and other current assets.....................       3,527        3,184
                                                                 -----------  -----------
 Total current assets..........................................      44,391       45,951
Restricted cash................................................         461          448
Property and equipment, net....................................      15,435       22,293
Goodwill.......................................................       7,448        7,448
Identifiable intangibles, net..................................          --        1,453
Other assets...................................................       2,143        2,957
                                                                 -----------  -----------
  Total assets................................................. $    69,878  $    80,550
                                                                 ===========  ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of notes payable.............................. $     3,427  $     3,469
 Accounts payable..............................................       2,238        3,908
 Accrued liabilities...........................................      10,678       13,881
 Accrued restructuring.........................................       3,336        2,834
 Deferred revenue..............................................      20,544       26,392
                                                                 -----------  -----------
  Total current liabilities....................................      40,223       50,484
Deferred revenue, less current portion.........................       1,265           --
Accrued restructuring, less current portion....................       6,858        8,114
                                                                 -----------  -----------
  Total liabilities............................................      48,346       58,598
                                                                 -----------  -----------
Commitments and contingencies (Note 6)
Stockholders' equity:
 Preferred stock, $0.001 par value; 5,000,000
   shares authorized; no shares issued and outstanding.........          --           --
 Common stock, $0.001 par value; 100,000,000 shares authorized;
   28,436,283 and 22,939,872 shares issued and outstanding.....         201          195
 Additional paid-in capital....................................   4,286,508    4,273,029
 Deferred stock-based compensation.............................      (1,541)      (8,602)
 Accumulated other comprehensive income (losses)...............          38         (175)
 Accumulated deficit...........................................  (4,263,674)  (4,242,495)
                                                                 -----------  -----------
  Total stockholders' equity...................................      21,532       21,952
                                                                 -----------  -----------
  Total liabilities and stockholders' equity................... $    69,878  $    80,550
                                                                 ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

                                                                   Year Ended December 31,
                                                              ---------------------------------
                                                                 2003       2002        2001
                                                              ----------  ---------  ----------
Revenues:
 License.................................................... $   26,228  $  41,530  $   37,963
 Service....................................................     34,778     37,560      52,632
                                                              ----------  ---------  ----------
   Total revenues...........................................     61,006     79,090      90,595
                                                              ----------  ---------  ----------
Cost of revenues:
 License....................................................      3,125      3,402       2,536
 Service, excluding amortization of stock-based
   compensation of $430, $883 and $1,417....................      9,702     29,250      51,799
                                                              ----------  ---------  ----------
   Total cost of revenues...................................     12,827     32,652      54,335
                                                              ----------  ---------  ----------
Gross profit................................................     48,179     46,438      36,260
                                                              ----------  ---------  ----------
Operating expenses:
 Sales and marketing, excluding amortization of
  stock-based compensation of $2,300, $4,697
  and $7,230, respectively..................................     29,189     37,423      69,635
 Research and development, excluding
  amortization of stock-based compensation
  of $2,149, $4,384 and $4,226, respectively................     21,437     25,933      35,558
 General and administrative, excluding
  amortization of stock-based compensation
  of $991, $6,656 and $3,007, respectively..................      9,073     13,053      21,215
 Amortization of stock-based compensation...................      5,870     16,620      15,880
 Amortization of goodwill...................................         --         --     122,860
 Amortization of identifiable intangibles...................      1,453      4,800       4,800
 Merger and transition related costs........................         --         --      13,443
 Restructuring costs........................................      1,704     (5,086)     89,047
 Goodwill impairment........................................         --     55,000     603,446
                                                              ----------  ---------  ----------
   Total operating expenses.................................     68,726    147,743     975,884
                                                              ----------  ---------  ----------
Operating loss..............................................    (20,547)  (101,305)   (939,624)
Impairment of investment....................................       (500)        --      (1,000)
Other income, net...........................................        186        913       1,521
Income tax expense..........................................       (318)        --          --
                                                              ----------  ---------  ----------
Loss from continuing operations ............................    (21,179)  (100,392)   (939,103)
Discontinued operation:
 Loss from operations of discontinued operation.............         --         --        (125)
 Gain (loss) on disposal, including provision of $1.1 million
  in 2001 for operating losses during phase-out period......         --        381      (3,667)
Cumulative effect of accounting change related
  to the elimination of negative goodwill...................         --      3,901          --
                                                              ----------  ---------  ----------
         Net loss........................................... $  (21,179) $ (96,110) $ (942,895)
                                                              ----------  ---------  ----------
Other comprehensive loss:
 Net unrealized gain on available
  for sale securities.......................................         --         --          22
 Foreign currency translation adjustments...................        213      1,110        (930)
                                                              ----------  ---------  ----------
   Total other comprehensive loss...........................        213      1,110        (908)
                                                              ----------  ---------  ----------
   Comprehensive loss....................................... $  (20,966) $ (95,000) $ (943,803)
                                                              ==========  =========  ==========
Basic and diluted net loss per share:
  Loss from continuing operations .......................... $    (0.88) $   (4.48) $   (68.33)
  Income (loss) from discontinued operation.................         --       0.02       (0.28)
  Cumulative effect of accounting change related
    to the elimination of negative goodwill.................         --       0.17          --
                                                              ----------  ---------  ----------
  Net loss ................................................. $    (0.88) $   (4.29) $   (68.61)
                                                              ----------  ---------  ----------

Shares used in computing basic and diluted
 net loss per share.........................................     24,031     22,403      13,743
                                                              =========== =====================

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                                        Deferred     Notes    Accumulated
                                                         Stock-    Receivable   Other                    Total
                          Common Stock      Additional    Based      from      Compre-                  Stock-
                       -------------------   Paid-In     Compen-    Stock-     hensive   Accumulated   holders'
                         Shares     Amount   Capital     sation     holders    Losses      Deficit      Equity
                       -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------
Balances,
December 31, 2000.....  9,405,184      94   4,130,231    (21,639)    (5,367)      (377)  (3,203,490)     899,452
Issuance of common
stock upon exercise
of stock options
net of
repurchases...........    249,624       1       1,132                 2,372         --           --        3,505
Issuance of common
stock for Employee Stock
Purchase Plan.........     66,407      --         245         --         --         --           --          245
Issuance of common
stock related to
Broadbase
Software, Inc.
acquisition...........  8,667,898      87      93,977    (15,485)        --         --           --       78,579
Issuance of common
stock related to
private
placement, net........  1,010,000      10      10,090         --         --         --           --       10,100
Deferred stock-based
compensation..........         --      --       1,650       (965)        --         --           --          685
Amortization of
deferred stock-based
compensation..........         --      --          --     15,880         --         --           --       15,880
Payments on notes
receivable from
stockholders, net
of interest...........         --      --          --         --      2,196         --           --        2,196
Foreign currency
translation
adjustment............         --      --          --         --         --       (908)          --         (908)
Net loss..............         --      --          --         --         --         --     (942,895)    (942,895)
Balances,              -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------
December 31, 2001..... 19,399,113  $  192  $4,237,325  $ (22,209) $    (799) $  (1,285) $(4,146,385) $    66,839
                       -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-continued
(In thousands, except per share data)

                                                        Deferred     Notes    Accumulated
                                                         Stock-    Receivable   Other                    Total
                          Common Stock      Additional    Based      from      Compre-                  Stock-
                       -------------------   Paid-In     Compen-    Stock-     hensive   Accumulated   holders'
                         Shares     Amount   Capital     sation     holders    Losses      Deficit      Equity
                       -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------

December 31, 2001..... 19,399,113  $  192  $4,237,325  $ (22,209) $    (799) $  (1,285) $(4,146,385) $    66,839
Issuance of common
stock upon exercise
of stock options and
warrants, net of
repurchases...........    416,232      --       1,819         --         --         --           --        1,819
Issuance of common
stock for Employee Stock
Purchase Plan.........     73,364      --         241         --         --         --           --          241
Amortization of
deferred stock-based
compensation..........         --      --          --     16,620         --         --           --       16,620
Deferred stock-based
compensation..........         --      --      (1,734)     1,734         --         --           --           --
Equity investment
received..............  2,910,000       3      31,394         --         --         --           --       31,397
Issuance of Warrants..         --      --       3,869     (4,747)        --         --           --         (878)
Exercise of warrants..    110,284      --          --         --         --         --           --           --
Issuance of stock
for services..........      9,800      --         115         --         --         --           --          115
Shares released
from escrow...........     21,079      --          --         --         --         --           --           --
Payments on notes
receivable from
stockholders, net
of interest...........         --      --          --         --        594         --           --          594
Foreign currency
translation
adjustment............         --      --          --         --         --      1,110           --        1,110
Reserve for notes
receivable from
stockholders..........         --      --          --         --        205         --           --          205
Net loss..............         --      --          --         --         --         --      (96,110)     (96,110)
Balances,              -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------
December 31, 2002..... 22,939,872  $  195  $4,273,029  $  (8,602) $      --  $    (175) $(4,242,495) $    21,952
                       -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-continued
(In thousands, except per share data)

                                                        Deferred     Notes    Accumulated
                                                         Stock-    Receivable   Other                    Total
                          Common Stock      Additional    Based      from      Compre-                  Stock-
                       -------------------   Paid-In     Compen-    Stock-     hensive   Accumulated   holders'
                         Shares     Amount   Capital     sation     holders    Losses      Deficit      Equity
                       -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------
Balances,
December 31, 2002..... 22,939,872  $  195  $4,273,029  $  (8,602) $      --  $    (175) $(4,242,495) $    21,952
Issuance of common
stock upon exercise of
stock options, net of
share cancellations...    406,035       1         705         --         --         --           --          706
Issuance of common
stock for Employee Stock
Purchase Plan.........    293,020      --         411         --         --         --           --          411
Shares sold in
public offering, net..  4,692,000       5      13,095         --         --         --           --       13,100
Amortization of
deferred stock-based
compensation..........         --      --      (1,191)     7,061         --         --           --        5,870
Exercise of warrants..    105,356      --          --         --         --         --           --           --
Issuance of warrants..         --      --         459         --         --         --           --          459
Foreign currency
translation
adjustment............         --      --          --         --         --        213           --          213
Net loss..............         --      --          --         --         --         --      (21,179)     (21,179)
Balances,              -----------  ------  ----------  ---------  ---------  ---------  -----------  -----------
December 31, 2003..... 28,436,283  $  201  $4,286,508  $  (1,541) $      --  $      38  $(4,263,674) $    21,532
                       ===========  ======  ==========  =========  =========  =========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                  For the Year Ended December 31,
                                                                ------------------------------------
                                                                   2003        2002         2001
                                                                ----------  -----------  -----------
Cash flows from operating activities:
 Net loss..................................................... $  (21,179) $   (96,110) $  (942,895)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation expense........................................      8,088        9,130       10,072
  Amortization of stock-based compensation,
   goodwill and identifiable intangible assets................      7,323       21,420      143,540
  Goodwill impairment.........................................         --       55,000      603,446
  Provision for doubtful accounts.............................     (3,628)      (2,028)       4,878
  Non-cash portion of restructuring charge....................      1,704          212       26,453
  Reduction of restructuring reserve..........................         --       (5,086)          --
  Impairment of investment....................................        500           --        1,000
  Other non-cash charges......................................        459       (3,697)       3,002
  Changes in operating assets and liabilities,
   net of effects through acquisitions:
  Accounts receivable.........................................      5,989        8,563       36,775
  Prepaid expenses and other assets...........................        (29)       2,313       14,477
  Accounts payable and accrued liabilities....................     (4,873)     (13,779)     (28,145)
  Accrued restructuring and merger............................     (2,458)     (22,328)      26,909
  Deferred revenue............................................     (4,583)       4,212      (11,720)
  Other liabilities...........................................         --           --         (233)
                                                                ----------  -----------  -----------
  Net cash used in operating activities.......................    (12,687)     (42,178)    (112,441)
                                                                ----------  -----------  -----------
Cash flows from investing activities:
 Sales of short-term investments..............................     11,803       36,657      114,468
 Purchases of short-term investments..........................     (8,591)     (32,540)     (73,881)
 Purchases of property and equipment..........................     (1,230)     (12,252)     (16,780)
 Cash acquired through acquisitions...........................         --           --       33,556
 Expiration/(purchase) of restricted cash.....................        (13)      10,570       (7,800)
                                                                ----------  -----------  -----------
  Net cash provided by investing activities...................      1,969        2,435       49,563
                                                                ----------  -----------  -----------
Cash flows from financing activities:
 Borrowings on notes payable..................................         --        1,998           --
 Payments on notes payable....................................        (42)          --         (579)
 Net proceeds from issuance of common stock and warrants......     14,217       33,458       11,478
 Payments on stockholders' notes receivable...................         --          594        2,087
                                                                ----------  -----------  -----------
  Net cash provided by financing activities...................     14,175       36,050       12,986
                                                                ----------  -----------  -----------
Effect of exchange rate changes on cash and cash equivalents..        213          179         (834)
                                                                ----------  -----------  -----------
Net change in cash and cash equivalents.......................      3,670       (3,514)     (50,726)
Cash and cash equivalents at beginning of year................     21,962       25,476       76,202
                                                                ----------  -----------  -----------
Cash and cash equivalents at end of year...................... $   25,632  $    21,962  $    25,476
                                                                ==========  ===========  ===========
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest....................... $      173  $       100  $       147
                                                                ==========  ===========  ===========
 Cash paid during the year for income taxes................... $      289  $       117  $        --
                                                                ==========  ===========  ===========
 Noncash activities:
  Issuance of common stock and assumption of options
   and warrants related to acquisitions ...................... $       --  $        --  $    94,064
                                                                ==========  ===========  ===========
  Issuance of warrants to a customer.......................... $      459  $        --  $       330
                                                                ==========  ===========  ===========
  Impairment of investment.................................... $      500  $        --  $     1,000
                                                                ==========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

KANA Software, Inc. and its subsidiaries ("the Company" or "KANA") develop, market and support customer communications software products. The Company sells its products primarily in the United States and Europe, and to a lesser extent, in Asia, through its direct sales force and third party integrators.

Since its inception, the Company has been successful in completing several rounds of financing. During the same period, the Company has incurred substantial losses and negative cash flows from operations for every period since inception. As of December 31, 2003, the Company had an accumulated deficit of $4.3 billion. For the year ended December 31, 2003, the Company incurred an operating loss of $20.5 million and negative cash flows from operations of $12.7 million.

The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated capital requirements for the next 12 months. However, a decline in future orders and revenues might require the Company to seek additional capital to meet its working capital needs during or beyond the next twelve months if the Company is unable to reduce expenses to the degree necessary to avoid incurring losses. If the Company has a need for additional capital resources, it may be required to sell additional equity or debt securities, similar to the equity offering completed in November 2003, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's existing and new products, if any, and changes in technology in the CRM software sector. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to the Company's shareholders.

(b) Stock Splits

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

(c) Principles of Consolidation

The consolidated financial statements include the financial statements of KANA and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. These reclassifications had no effect on prior year's stockholders' equity or results of operations.

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

(e) Foreign Currency Translation

The functional currency for the Company's international subsidiaries is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Foreign equity balances, primarily retained earnings or deficits, are translated at historical cost. Revenues, expenses, gains, and losses are translated at the average exchange rates prevailing during the year. Any translation adjustments are included in accumulated other comprehensive income (losses).

(f) Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The Company has classified its short-term investments as "available for sale." These items are carried at fair value, based on the quoted market prices, and unrealized gains and losses, are reported as a separate component of accumulated other comprehensive losses in stockholders' equity. All short-term investments mature in less than one year. To date, unrealized and realized gains or losses have not been material.

(g) Fair value of financial instruments

The carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximates their fair values due to their relatively short maturities or payment terms.

(h) Concentration of Credit Risk

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains cash and cash equivalents with three domestic financial institutions. From time to time, the Company's cash balances with its financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.

The Company's customers are currently concentrated in the United States and Europe. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. As of December 31, 2003, one customer represented more than 10% of total accounts receivable. As of December 31, 2002, no customer represented more than 10% of total accounts receivable.

(i) Restricted Cash

 The Company maintained $0.5 million and $0.4 million in restricted cash as of December 31, 2003 and December 31, 2002, respectively, primarily as collateral on the Company's leased facilities.

(j) Internal Use Software

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

(k) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the life of the improvement. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $8.1 million, $9.1 million and $10.1 million, respectively.

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

(l) Goodwill and Identifiable Intangible assets

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

(m) Revenue Recognition

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

Revenues from customer support services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily from providing specific subject matter expertise as opposed to overall project management. Such services are performed on a time-and-materials basis. In certain situations prior to September 2001, consulting services included implementation and project management and some such engagements were provided on a fixed-fee basis, under separate service arrangements. Implementation services performed under fixed-fee arrangements were generally recognized on a percentage-of-completion basis. When acceptance is not assured or an ability to reliably estimate costs is not possible, the Company uses the completed contract method, whereby revenues are deferred until all contractual obligations are met, and acceptance, if required in the contract, is received. Revenues from consulting and training services are recognized as services are performed.

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

(n) Software Development Costs

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

(o) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $0.7 million for the years ended December 31, 2003 and 2002, and $2.4 million for the year ended December 31, 2001.

(p) Stock-Based Compensation

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

Deferred stock-based compensation resulting from option grants to employees, and warrants issued to non-employees, is amortized on an accelerated basis over the vesting period of the individual options, generally four years, in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". The following table presents what the net loss and net loss per share would have been adjusted to the following pro forma amounts had the Company adopted FAS 123 (in thousand, except per share amounts):

                                                           Year Ended December 31,
                                                      ---------------------------------
                                                        2003       2002        2001
                                                      ---------  ---------  -----------
As Reported:
  Net loss.......................................... $ (21,179) $ (96,110) $  (942,895)
  Basic and diluted net loss per share.............. $   (0.88) $   (4.29) $    (68.61)

Compensation expense included in net loss........... $     648  $   6,687  $    11,885

Compensation expense if FAS 123 had been adopted.... $   7,012  $  39,345  $   (34,038)

Pro Forma:
  Net loss.......................................... $ (27,543) $(128,768) $  (896,972)
  Basic and diluted net loss per share.............. $   (1.15) $   (5.75) $    (65.27)

(q) Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not.

In 2003, certain foreign entities were profitable, based upon application of the Company's intercompany transfer pricing agreements, which resulted in income tax expense totaling approximately $318,000 in those foreign jurisdictions.

(r) Comprehensive Income (Loss)

Other comprehensive income (loss) reported by the Company for the years ended December 31, 2003, 2002 and 2001 was primarily attributable to foreign currency translation adjustments.

(s) Net Loss Per Share

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

The following table presents the calculation of basic and diluted net loss per share from continuing operations:

                                                                   Years Ended December 31,
                                                              ---------------------------------
                                                                 2003       2002        2001
                                                              ----------  ---------  ----------
                                                                 (in thousands, except net loss
                                                                      per share amounts)
Numerator:
 Net loss from continuing operations before
  cumulative effect of accounting change.................... $  (21,179) $(100,392) $ (939,103)
                                                              ----------  ---------  ----------
Denominator:
 Weighted-average shares of common
  stock outstanding.........................................     24,033     22,420      13,880
 Less weighted-average shares subject
  to repurchase.............................................         (2)       (17)       (137)
                                                              ----------  ---------  ----------
 Denominator for basic and diluted calculation..............     24,031     22,403      13,743
                                                              ==========  =========  ==========
Basic and diluted net loss per
 common share from continuing operations
 before cumulative effect of accounting change.............. $    (0.88) $   (4.48) $   (68.33)
                                                              ==========  =========  ==========

All warrants, outstanding stock options and shares subject to repurchase by KANA have been excluded from the calculation of diluted net loss per share because all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

                                                                   Years Ended December 31,
                                                              ---------------------------------
                                                                 2003       2002        2001
                                                              ----------  ---------  ----------
Stock options and warrants..................................      8,628      7,917       6,753
Common stock subject to repurchase..........................         --         18          28
                                                              ----------  ---------  ----------
                                                                  8,628      7,935       6,781
                                                              ==========  =========  ==========

The weighted average exercise price of stock options and warrants outstanding was $17.30, $26.38 and $50.05 as of December 31, 2003, 2002 and 2001, respectively.

(t) Segment Reporting

KANA's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, KANA considers itself to be in a single industry segment, specifically the licensing and support of its software applications. Revenue classification is based upon customer location. Geographic information on revenue for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

                                                       Years Ended December 31,
                                               -------------------------------------
                                                  2003         2002         2001
                                               -----------  -----------  -----------
United States................................ $    43,851  $    53,589  $    76,794
United Kingdom...............................       9,353       13,432        5,426
Asia Pacific.................................       2,176        3,372        3,271
Other (1)....................................       5,626        8,697        5,104
                                               -----------  -----------  -----------
                                              $    61,006  $    79,090  $    90,595
                                               ===========  ===========  ===========

  Represents sales to customers located primarily in Europe, other than the United Kingdom.

During the year ended December 31, 2003, no customer represented more than 10% of total revenues. During the year ended December 31, 2002, one customer represented 11% of total revenues. During the year ended December 31, 2001, no customer represented more than 10% of total revenues. Revenue from the United Kingdom accounted for approximately 15% and 17% of total revenues in the years ended December 31, 2003 and 2002, respectively. Revenue to any one foreign country did not exceed 10% of total revenue in 2001.

Geographic information on KANA's long-lived assets, based on physical location, is as follows (in thousands):

                       Year ended December 31
                       ----------------------
                          2003        2002
                       ----------  ----------
United States........ $   23,206  $   32,416
International........      1,820       1,735
                       ----------  ----------
                      $   25,026  $   34,151
                       ==========  ==========

(u) Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 ("FIN 46"), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity ("VIE"). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 for all other entities. The adoption of FIN 46 did not have a material impact on the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise became effective on July 1, 2003. The adoption of SFAS 150 did not have a material impact on our financial position, cash flows or results of operations.

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
                                                            ===========

Deferred compensation recorded in connection with the merger will be amortized over a four-year period using FASB Interpretation No. 28. Negative goodwill was to be amortized over its estimated useful life of three years. However, due to the Company's adoption of SFAS 142 on January 1, 2002, negative goodwill was eliminated in the first quarter of 2002 resulting in a gain of $3.9 million.

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

The following unaudited pro forma net revenues, net loss and net loss per share data for the year ended December 31, 2001 and 2000 is based on the respective historical financial statements of the Company and Broadbase. The pro forma data reflects the consolidated results of operations as if the merger with Broadbase occurred at the beginning of each of the periods indicated and includes the amortization of the resulting negative goodwill and deferred compensation. The pro forma results include the results of the pre-acquisition period for companies acquired by Broadbase prior to its acquisition by KANA. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the period specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                            (Unaudited
                                                             Pro forma)
                                                             Year Ended
                                                            December 31,
                                                               2001
                                                            -----------
                                                            (In thousands
                                                              except per
                                                            share amounts
                                                            -------------
Net revenues ............................................. $   113,347
Net loss ................................................. $(1,965,075)
Basic and diluted net loss per share ..................... $   (108.92)
Shares used in basic and diluted net loss
  per share calculation ..................................      18,042

3. Financial Statement Detail

Cash and cash equivalents are carried at fair value and consisted of the following (in thousands):

                                                       December 31,
                                               ------------------------
                                                  2003         2002
                                               -----------  -----------
Cash......................................... $    13,624  $    11,481
Money market funds...........................       2,658        8,514
Municipal securities.........................       9,350        1,853
Certificate of Deposit.......................          --          114
                                               -----------  -----------
                                              $    25,632  $    21,962
                                               ===========  ===========

Short-term investments consisted of the following (in thousands):

                                                       December 31,
                                               ------------------------
                                                  2003         2002
                                               -----------  -----------
Municipal securities......................... $       375  $     3,784
Corporate notes / bonds......................       6,949        6,752
                                               -----------  -----------
                                              $     7,324  $    10,536
                                               ===========  ===========

Unrealized gains and losses on available-for-sale securities at December 31, 2003 and 2002 were immaterial in both years.

Property and equipment, net consisted of the following (in thousands):

                                                       December 31,
                                               ------------------------
                                                  2003         2002
                                               -----------  -----------
Computer equipment........................... $    23,533  $    22,692
Furniture and fixtures.......................       2,966        2,898
Leasehold improvements.......................       4,173        4,058
Internal use software........................      15,157       15,116
                                               -----------  -----------
                                                   45,829       44,764
Less accumulated depreciation and amortizatio     (30,394)     (22,471)
                                               -----------  -----------
                                              $    15,435  $    22,293
                                               ===========  ===========

Accrued liabilities consisted of the following (in thousands):

                                                       December 31,
                                               ------------------------
                                                  2003         2002
                                               -----------  -----------
Accrued payroll and related expenses......... $     2,286  $     3,851
Other accrued liabilities....................       8,392       10,030
                                               -----------  -----------
                                              $    10,678  $    13,881
                                               ===========  ===========

Other income (expense), net consisted of the following (in thousands):

                                                        Year Ended December 31,
                                               -------------------------------------
                                                  2003         2002         2001
                                               -----------  -----------  -----------
Interest income.............................. $       315  $       965  $     2,266
Interest expense.............................        (174)        (107)        (152)
Other........................................          45           55         (593)
                                               -----------  -----------  -----------
                                              $       186  $       913  $     1,521
                                               ===========  ===========  ===========

Interest income consists primarily of interest earned on cash and short-term investments. Interest expense consists primarily of interest expense related to the Company's line of credit. Other income and expense consists primarily of other non-operating expenses such as gains and losses on asset disposals.

4. Goodwill

Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on the Company's estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, the Company is required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. The Company uses the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Amortization of goodwill ceased as of January 1, 2002 upon the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Instead, the Company is now required to test goodwill for impairment under certain circumstances and write down goodwill when it is impaired.

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

Under the transition provisions of SFAS No. 142, the Company determined there was no transitional goodwill impairment at January 1, 2002. However, during the quarter ended June 30, 2002, circumstances developed that indicated the goodwill was likely impaired. Accordingly, the Company performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense. Circumstances that led to the impairment included the lower-than- previously-expected revenues and net loss for the second quarter of 2002 and the revision of estimates of the Company's revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated revenue and cash flows in future quarters. The Company used a combination of discounted cash flows and relevant market data, including KANA's market capitalization during the period following the revision of estimates, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002. During the three months ended June 30, 2003 the Company performed its annual test for goodwill impairment as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company currently operates in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. The Company completed its evaluation and concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. There have been no events or circumstances from June 30, 2003 to December 31, 2003 that have affected the Company's June 30, 2003 conclusion regarding the recoverability of goodwill. The remaining amount of goodwill as of December 31, 2003 was $7.4 million. Any further impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

In 2001, the Company also performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Silknet, under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The assessment was performed primarily due to the significant and sustained decline in the Company's stock price since the valuation date of the shares issued in the Silknet acquisition which resulted in the net book value of the Company's assets prior to the impairment charge significantly exceeding its market capitalization, the overall decline in the industry growth rates, and the Company's lower-than-projected operating results. As a result, the Company recorded an impairment charge of approximately $603.4 million and $2.1 billion to reduce goodwill in the quarters ended March 31, 2001 and December 31, 2000, respectively. The charges were based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date.

The Company ceased amortizing goodwill as of the beginning of fiscal 2002. The following table presents comparative information showing the effects that the non-amortization of goodwill provisions of SFAS 142 would have had on the net loss and basic and diluted net loss per share for the periods shown (in thousands, except per share amounts):

                                                      Year Ended December 31,
                                           -------------  ---------------------------
                                               2003           2002           2001
                                           -------------  -------------   -----------
Reported net loss........................ $     (21,179)       (96,110)  $  (942,895)
Goodwill amortization....................            --             --       122,860
                                           -------------  -------------   -----------
Adjusted net loss........................ $     (21,179)       (96,110)  $  (820,035)
                                           =============  =============   ===========

Basic and diluted net loss per share..... $       (0.88)         (4.29)  $    (68.61)
Goodwill amortization....................            --             --          8.94
                                           -------------  -------------   -----------
Adjusted basic and diluted
  net loss per share..................... $       (0.88)         (4.29)  $    (59.67)
                                           =============  =============   ===========
Shares used in computing adjusted basic
  and diluted net loss per share.........        24,031         22,403        13,743
                                           =============  =============   ===========

The components of goodwill and other intangibles are as follows (in thousands):

                                                  December 31,
                                           ----------------------------
                                               2003           2002
                                           -------------  -------------
Goodwill, net............................         7,448          7,448
                                           -------------  -------------

Purchased technology.....................        14,400         14,400
Less: accumulated amortization...........       (14,400)       (12,947)
                                           -------------  -------------
Intangibles, net.........................            --          1,453
                                           -------------  -------------
Goodwill and intangibles, net............ $       7,448  $       8,901
                                           =============  =============

There was no change in the carrying amount of goodwill during 2003.

5. Notes Payable

At December 31, 2003, the Company maintained a line of credit totaling $5.0 million, which is collateralized by all of its assets and bears an annual interest rate equal to the greater of the bank's prime rate or 4.0% (4.0% as of December 31, 2003 and 4.5% as of December 31, 2002). The line of credit expires in November 2004, at which time the entire balance of the line of credit will be due. Total borrowings as of December 31, 2003 and 2002 were $3.4 million under this line of credit. The line of credit contains a financial covenant that requires the Company to maintain at least a $6.0 million dollar balance in cash or cash equivalents with the bank at all times or pay a one-time fee of $10,000. The line of credit also requires that the Company maintains at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. As of December 31, 2003, the Company was in compliance with all financial covenants.

Included in notes payable are the Company's capital lease obligations at December 31, 2003, totaling approximately $15,000.

6. Commitments and Contingencies

(a) Lease Obligations

The Company leases its facilities under noncancelable operating leases with various expiration dates through December 2010. In connection with its existing leases, the Company entered into letters of credit totaling $1.2 million expiring in 2004 through 2011. The letters of credit are supported by either restricted cash or the Company's line of credit.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

                                                 Non-cancelable     Less:       Non-cancelable
                                                   Operating       Sublease       Operating
   Year Ending December 31,                      Leases, gross      Income       Leases, net
  --------------------------                     -------------  --------------  --------------
     2004...................................... $       5,103             774           4,329
     2005......................................         4,134             774           3,360
     2006......................................         3,897             774           3,123
     2007......................................         3,195             774           2,421
     2008......................................         2,698             490           2,208
     Thereafter................................         4,817             502           4,315
                                                 -------------  --------------  --------------
     Total minimum lease payments.............. $      23,844           4,088          19,756
                                                 =============  ==============  ==============

Rent expense for properties in use, net of sublease payments, was approximately $2.5 million, $4.2 million and $8.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Restructuring expense related to restructured properties was $1.7 million, a gain of $5.1 million and expense of $38.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Sublease payments were approximately $348,000, $814,000 and $637,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

(b) Litigation

In April 2001, Office Depot, Inc. filed a complaint against KANA in the Circuit Court for the 15th District of the State of Florida claiming that KANA breached its license agreement with Office Depot. Office Depot is seeking relief in the form of a refund of license fees and maintenance fees paid to KANA, attorneys' fees and costs. The Company settled this matter in November 2003, which included payments by KANA of under $50,000.

The underwriters for KANA's initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA's stock between September 21, 1999 and December 6, 2000 in connection with the Company's initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA's and other issuers' securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although KANA believes that the plaintiffs' claims have no merit, the Company has decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, KANA believes it has meritorious defenses to these claims and would defend the action vigorously. Because the settlement will be funded entirely by KANA's insurers, KANA does not believe that the settlement will have any effect on its financial condition, results of operation or cash flows.

On April 16, 2002, Davox Corporation (now Concerto Software) filed an action against the Company in the Superior Court, Middlesex, Commonwealth of Massachusetts, asserting breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, misrepresentation, and unfair trade practices, in relation to an OEM Agreement between the Company and Davox under which Davox has paid a total of approximately $1.6 million in fees. Davox seeks actual and punitive damages in an amount to be determined at trial, and award of attorneys' fees. This action is in its early stages and has been re-filed in the Circuit Court of Cook County, Illinois. Management believes the Company has meritorious defenses to these claims and intends to defend the action vigorously. In the opinion of management, the Company does not believe that the settlement will have any effect on its financial condition, results of operation or cash flows.

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

(c) Commitments

The Company has a commitment of approximately $3.3 million of minimum payments in 2004 to one vendor providing outsourced software programming, quality assurance and technical documentation activities in India. The agreement is cancelable with 90 days notice and a fee of $275,000 if notice is given by the Company prior to May 1, 2004 or $28,000 if notice is given prior to August 1, 2004.

7. Stockholders' Equity

(a) Private Placement and Public Offerings

In November 2003 the Company sold 4,692,000 shares of its common stock at a price to the public of $3.00 per share, for gross proceeds of $14.1 million (before transaction-related costs of $1.0 million).

In February 2002, the Company completed the sale of an aggregate of approximately 2.9 million shares of its common stock to institutional investors in a private placement, for gross proceeds of approximately $34.5 million (before transaction-related costs of $3.1 million).

In November 2001, the Company sold 1,000,000 shares of its common stock for gross and net proceeds of $10.0 million in a private placement transaction, and an additional 10,000 shares for gross and net proceeds of $100,000 to the same investor in December 2001.

(b) Stock Compensation Plans

The KANA 1999 Employee Stock Purchase Plan ("KANA ESPP") allows eligible employees to purchase common stock through payroll deductions of up to 15% of an employee's compensation. Each offering period will have a maximum duration of 24 months and will consist of four six-month purchase periods. The purchase price of the common stock will be equal to 85% of the fair market value per share on the participant's entry date into the offering period, or, if lower, 85% of fair market value per share on each semi-annual purchase date. The KANA ESPP qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. As of December 31, 2003, 381,905 shares were issued from the KANA ESPP.

Upon the merger with Broadbase in June 2001, the Company assumed Broadbase's 1999 Employee Stock Purchase Plan (the "Broadbase ESPP"). The Broadbase ESPP has terms similar to the KANA ESPP. This plan expired on June 30, 2003, at which time 160,756 shares had been issued.

The Company's 1999 Stock Incentive Plan (the "1999 Plan"), as successor to the 1997 Stock Option/Stock Issuance Plan (the "1997 Plan"), provides for a total of 5,804,120 shares of the Company's common stock to be granted to employees, independent contractors, officers, and directors. Options are granted at an exercise price equivalent to the closing fair market value on the date of grant. All options are granted at the discretion of the Company's Board of Directors and have a term not greater than 10 years from the date of grant. Options are immediately exercisable and generally vest monthly over four years. Plans of acquired companies have similar terms as those of the 1999 Plan. Outstanding options under all these plans were assumed in the respective merger or acquisition.

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

A summary of stock option activity for all plans follows:

                                                    Options Outstanding
                                                  -----------------------
                                                                Weighted
                                        Shares                  Average
                                       Available   Number of    Exercise
                                       for Grant    Shares       Price
                                      ----------- -----------  ----------
Balances, December 31, 2000..........    173,032   2,482,174      397.80
  Additional shares authorized.......  1,500,000          --          --
  Option plan assumed................  5,251,061   2,515,984      131.97
  Options granted.................... (4,636,083)  4,636,083       13.81
  Options exercised..................         --    (537,314)       4.81
  Options canceled and retired.......  1,399,025  (2,802,287)     208.82
                                      ----------- -----------  ----------
Balances, December 31, 2001..........  3,687,035   6,294,640       48.63
  Additional shares authorized.......  2,133,745          --          --
  Options granted.................... (3,563,236)  3,563,236        5.05
  Options exercised..................         --    (426,422)       4.06
  Options canceled and retired.......  2,186,628  (2,226,601)      62.84
                                      ----------- -----------  ----------
Balances, December 31, 2002..........  4,444,172   7,204,853       25.42
  Additional shares authorized.......  2,119,726          --          --
  Options granted.................... (4,088,102)  4,088,102        3.30
  Options exercised..................         --    (442,001)       1.61
  Options canceled and retired.......  2,958,565  (2,959,668)      27.21
                                      ----------- -----------  ----------
Balances, December 31, 2003..........  5,434,361   7,891,286  $    14.62
                                      =========== ===========  ==========

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

                          Options Outstanding          Options Exercisable
                    --------------------------------- ----------------------
                                 Weighted
                                 Average    Weighted               Weighted
                                Remaining    Average                Average
                      Number    Contractual Exercise    Number     Exercise
                     of shares     Life       Price    of shares     Price
                    ----------- ----------  --------- -----------  ---------
$0.10--$1.63.......  1,140,608        8.6  $    1.50     424,215  $    1.40
$2.05--$2.95.......  1,228,214        9.5       2.70     159,115       2.51
$3.01--$3.85.......  2,039,129        9.2       3.27     399,564       3.28
$4.07--$8.76.......  1,143,976        7.9       6.73     595,615       7.40
$9.48--$14.41......  1,955,922        8.0      13.25   1,136,937      12.79
$14.57--$153.70....    306,963        7.0      67.69     194,264      67.36
$207.20--$1,395.80.     76,474        6.3     644.02      68,063     658.63
                    ----------- ----------  --------- -----------  ---------
                     7,891,286        8.5  $   14.62   2,977,773  $   26.59
                    =========== ==========  ========= ===========  =========

The weighted average exercise price of stock options outstanding was $25.42 and $48.63 as of December 31, 2002 and December 31, 2001, respectively. With the exception of grants for which the charges are referred to below, the fair value of stock options granted equaled the exercise price on the date of grant.

The Company uses the intrinsic-value method in accounting for its stock-based compensation plans. Accordingly, compensation cost has been recognized in the financial statements for those options issued with exercise prices at less than fair value at date of grant. These amounts are included as a component of stockholders' equity and are being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28. No options were granted with an exercise price below the fair market value during 2003. Options granted with an exercise price below the fair market value resulted in a charge of $1.5 million in 2002 and $2.6 million in 2001. Cancellations of grants with previous associated charges resulted in a reduction of compensation expense of $1.1 million in 2003, $1.2 million in 2002 and $3.0 million in 2001.

The fair value of the Company's stock-based awards was estimated assuming no expected dividends and the following weighted average assumptions:

                               Options                         ESPP
                    ------------------------------ ------------------------------
                    Interest                       Interest
                      Rate      Term    Volatility   Rate      Term    Volatility
                    --------- --------- ---------- --------- --------- ----------
2003...............     2.11%   3 yrs         111%     1.08%   6 mths         73%
2002...............     3.02%   3 yrs         127%     1.27%   6 mths        127%
2001...............     3.62%   3 yrs         100%     1.82%   6 mths        100%

The weighted average fair value of the employee stock purchase rights granted under the 1999 ESPP during 2003, 2002 and 2001 was $1.74, $5.71, and $18.31 respectively.

The weighted average fair value and exercise price of the options granted are as follows:

                                                      Weighted Average Exercise Price  Weighted Average Fair Value
                                                     ------------------------------  ------------------------------
                                                       2003      2002       2001       2003      2002       2001
                                                     --------  --------  ----------  --------  --------  ----------
Exercise price does not exceed fair value on grant  $   3.30  $   5.05  $    14.01  $   2.27  $   3.64  $    11.30
Exercise price exceeds fair value on grant date.... $     --  $     --  $    12.51  $     --  $     --  $     7.56
Total options...................................... $   3.30  $   5.05  $    13.81  $   2.27  $   3.64  $    10.79

(c) Warrants

In September 2000, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock pursuant to a stock and warrant purchase agreement in connection with its global strategic alliance. The shares of the common stock issued were fully vested, and the Company reported a charge of approximately $14.8 million to be amortized over the four-year term of the agreement. As of December 31, 2003, warrants to purchase 33,997 shares of common stock are fully vested and 38,503 have been forfeited. The vested warrants were valued using the Black-Scholes model resulting in charges totaling $2.0 million of which $1.0 million was amortized over the term of the associated alliance agreement through December 2003 and $1.0 million was immediately expensed in the fourth quarter of 2000.

In June 2001, the Company entered into an agreement to issue to a customer a fully vested and exercisable warrant to purchase up to 25,000 shares of common stock pursuant to a warrant purchase agreement. The value of the warrants, using the Black-Scholes model was $330,000 and was accounted for as a reduction of revenue in 2001.

In September 2001, the Company issued to Accenture an additional warrant to purchase up to 150,000 shares of common stock pursuant to a warrant purchase agreement in connection with its global strategic alliance. The warrant is fully vested and exercisable as of September 2001. The warrants were valued using the Black-Scholes model resulting in a charge of approximately $946,000 which was amortized on a straight-line basis over the term of the associated alliance agreement through December 2003.

In September 2001, the Company issued to a customer a warrant to purchase up to 5,000 shares of common stock pursuant to a warrant purchase agreement. The warrant fully vests in September 2006 and has a provision for acceleration of vesting 1,250 shares annually over four years if the customer meets certain marketing criteria. The warrants were valued using the Black-Scholes model resulting in a charge to stock-based compensation of approximately $29,000 which is being amortized over the five-year term of the agreement on a straight-line basis.

In November 2001, the Company issued to two investment funds warrants to purchase up to 386,118 shares of common stock at $10.00 per share in connection with a proposed financing which was to have been completed in February 2002 upon attaining stockholder approval. These warrants were initially exercisable into 193,059 shares. The exercisable warrants were valued using the Black-Scholes model resulting in a charge of approximately $1.0 million to deferred stock- based compensation. On February 1, 2002, the stockholders voted against the proposed financing, which resulted in the Company terminating the share purchase agreement and caused the warrants to become exercisable with respect to all 386,118 shares. The warrants were exercisable for two years from the date the share purchase agreement was terminated. The warrants expired unexercised. Using the Black-Scholes model, the warrants issued in November 2001 that were initially exercisable were re-valued as of February 1, 2002, and the warrants that became exercisable on February 1, 2002 were valued as of such date, resulting in a charge totaling approximately $4.7 million which was reflected as amortization of stock-based compensation in the statement of operations in the first quarter of 2002.

In November 2002, the Company issued to its landlords warrants to purchase up to 200,000 shares of common stock at $1.61 per share in connection with an amendment to its existing facility lease. The warrants were valued using the Black-Scholes model with an assumed interest rate of 6.0% and volatility of 100%, which resulted in a charge of approximately $137,000 which was accounted for as a reduction to the Company's restructuring liability in the fourth quarter of 2002. The warrant was exercised in November 2003, for a net exercise of 105,356 shares and no cash proceeds.

In December 2003, the Company issued to a customer warrants to purchase up to 230,000 shares of common stock at $5.00 per share in connection with a marketing agreement. The warrants were valued at approximately $459,000, using the Black- Scholes model with an assumed interest rate of 5.0% and volatility of 100%. This amount was accounted for as a reduction of revenue in the fourth quarter of 2003.

As of December 31, 2003, there was approximately $1.5 million of total unearned deferred stock-based compensation remaining to be amortized.

8. Restructuring Costs

In 2000 and 2001, the Company has experienced substantial increases in expenditures consistent with growth in its operations and personnel. To reduce its expenditures, the Company restructured in several areas, including reduced staffing, expense management and capital spending. In 2001, the Company incurred restructuring charges of approximately $89.0 million related to the reductions in its workforce and costs associated with certain excess leased facilities and asset impairments. Included in the $89.0 million are non-cash charges totaling $28.3 million primarily related to disposals of fixed assets. The restructuring costs in 2001 include $26.4 million for assets disposed of or removed from operations. Assets disposed of or removed from operations consisted primarily of computer equipment and related software, office equipment, furniture and fixtures, and leasehold improvements.

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

In December 2003, the Company recorded $1.7 million in restructuring costs related to a change in evaluation of real estate market conditions in the United Kingdom, and changes in sublease estimates based on communication from current and potential subtenants in the United States.

Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2010 unless the Company negotiates to exit the leases at an earlier date.

A summary of restructuring expenses, payments, and liabilities for the years ended and as at December 31, 2001, 2002 and 2003 is as follows (in thousands):

                                                                       Fixed Asset
                                         Severance      Facilities      Disposals        Totals
                                        -----------   --------------   ------------  --------------
Restructuring reserve at 12/31/2000... $        --   $           --   $         --  $           --
                                        -----------   --------------   ------------  --------------
Restructuring charge..................      24,426           38,168         26,453          89,047
Non-cash reduction of restructuring...      (1,858)              --        (26,453)        (28,311)
Payments made.........................     (21,655)         (10,750)            --         (32,405)
                                        -----------   --------------   ------------  --------------
Restructuring reserve at 12/31/2001...         913           27,418             --          28,331
                                        -----------   --------------   ------------  --------------
Non-cash reduction of restructuring...          --           (5,086)            --          (5,086)
Payments made.........................        (696)         (12,415)            --         (13,111)
Sublease payments received............          --              814             --             814
                                        -----------   --------------   ------------  --------------
Restructuring reserve at 12/31/2002...         217           10,731             --          10,948
                                        -----------   --------------   ------------  --------------
Restructuring charge..................          --            1,704             --           1,704
Payments made.........................         (33)          (2,773)            --          (2,806)
Sublease payments received............          --              348             --             348
                                        -----------   --------------   ------------  --------------
Restructuring reserve at 12/31/2003... $       184   $       10,010   $         --  $       10,194
                                        ===========   ==============   ============  ==============

9. Retirement Plan

The Company has a 401(k) retirement plan, which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified amount. The Company, at its discretion, may make additional matching contributions on behalf of the participants of the retirement plan. The Company made no contributions for the years ended December 31, 2003, 2002 and 2001.

10. Income Taxes

The 2003, 2002 and 2001 income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands):

                                                         Year Ended December 31,
                                                 ---------------------------------------------
                                                     2003            2002            2001
                                                 -------------  --------------  --------------
Federal tax benefit at statutory rate.......... $      (7,283) $      (31,659) $     (320,272)
Stock-based compensation ......................            --              --             379
Merger costs...................................            --              --           2,584
Current year net operating losses and temporary
   differences, no tax benefit recognized......         6,683          12,160              --
Amortization and goodwill impairment...........           494          19,006         248,447
Change in valuation allowance..................            --              --          68,302
Other permanent differences....................           106             493             560
Foreign taxes..................................           318              --              --
                                                 -------------  --------------  --------------
Total tax expense.............................. $         318  $           --  $           --
                                                 =============  ==============  ==============

The tax expense in 2003 relates to income taxes incurred by our foreign entities.

The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set as follows (in thousands):

                                                          December 31,
                                                 -----------------------------
                                                     2003            2002
                                                 -------------  --------------
 Deferred tax assets:
   Accruals and reserves....................... $       1,321  $        2,010
   Property and equipment......................        10,195           4,170
   Credit carryforward.........................         2,559              --
   Stock option deduction......................        44,092          42,009
   Other.......................................         5,386           4,940
   Net operating loss..........................       143,493         139,576
                                                 -------------  --------------
 Gross deferred tax assets.....................       207,046         192,705
 Valuation allowance...........................      (207,046)       (192,705)
                                                 -------------  --------------
   Net deferred tax assets..................... $          --  $           --
                                                 =============  ==============

The net change in the valuation allowance for the year ended December 31, 2003 was an increase of approximately $14.3 million. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

As of December 31, 2003, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $395.9 million and $149.0 million, respectively. The federal net operating loss carryforwards, if not offset against future taxable income, will expire from 2011 through 2023.

Pursuant to the Internal Revenue Code, the amounts and benefits from net operating loss carryforwwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The portion of the net operating loss and tax credit carryforwards subject to potential expiration has not been included in deferred tax assets.

11. Discontinued Operation

As of the quarter ended June 30, 2001, the Company adopted a plan to discontinue the KANA Online business. The Company no longer seeks new business for KANA Online, but continued to service all ongoing contractual obligations it has to its existing customers through April 2002. Accordingly, KANA Online is reported as a discontinued operation for the years ended December 31, 2003, 2002 and 2001. The estimated loss on the disposal of KANA Online was $3.7 million as of June 30, 2001, consisting of an estimated loss on disposal of the assets of $2.6 million and a provision of $1.1 million for the anticipated operating losses during the phase-out period. The loss on disposal was reported in the second quarter of 2001 and adjusted in the second quarter of 2002, resulting in a gain of $0.4 million.

This operation has been presented as a discontinued operation for all periods presented. The KANA Online operating results are as follows (in thousands):

                                                                Year Ended December 31,
                                                            ----------------------------
                                                              2003      2002      2001
                                                            --------  --------  --------
Revenues ................................................. $     --  $     --  $  3,161

Loss from operations of discontinued operation ...........       --        --      (125)
Gain/(loss) on disposal ..................................       --       381    (3,667)
                                                            --------  --------  --------
Total income (loss) on discontinued operations ........... $     --  $    381  $ (3,792)
                                                            ========  ========  ========

12. Related Party Transactions

The Company provided support services to a company that is affiliated with Massood Zarrabian, a director of KANA until August 2003. KANA recognized approximately $54,800, $59,400 and $547,000 in revenue related to the company in the years ended December 31, 2003, 2002 and 2001.

In addition, KANA purchased software and support services from this company totaling approximately $96,000, $239,100 and $1,034,000 in the years ended December 31, 2003, 2002 and 2001. Management reviewd the contractual rates and terms to assess that they were comparable with those entered into with independent third parties.

13. Subsequent Events

In January 2004, the Compensation Committee to the Board of Directors approved grants of approximately 1.3 million stock options to the majority of employees and new hires, excluding officers of the Company. The options were granted in connection with the Company's 1999 Stock Incentive Program and have a weighted average exercise price of $4.74. See Note 7 for further information regarding this stock incentive plan.

On February 10, 2004, we completed the acquisition of Hipbone, Inc., a leading provider of online customer interaction solutions. This transaction will be accounted for using the purchase method of accounting. Under the terms of the agreement, the Company paid $265,000 and issued a total of 262,500 shares of KANA's common stock valued at approximately $1.0 million using the five-trading- day average price surrounding the date the acquisition was announced of $3.62 per share, less estimated registration costs. The Company expects to incur a total of approximately $215,000 direct transaction costs. As a result of this acquisition, the Company has added Hipbone's Web collaboration, chat, co- browsing and file-sharing capabilities to the KANA iCARE(TM) suite.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
KANA SOFTWARE, INC.

                                       Balance    Amounts
                                         at      recorded in               Balance
                                      Beginning  Revenues and              at End
                                       of Year    Expenses     Deductions  of Year
                                      ---------  -----------   ---------  ---------
Allowance for Doubtful Accounts:
 Year ended December 31, 2003....... $   4,815  $    (2,004)  $  (1,624) $   1,187

 Year ended December 31, 2002.......     6,844           57      (2,086)     4,815

 Year ended December 31, 2001.......     1,966       13,970      (9,092)     6,844

                                                  Additions
                                       Balance   Charged to
                                         at       Deferred                 Balance
                                      Beginning   Tax Asset                at End
                                       of Year    Valuation    Deductions  of Year
                                      ---------  -----------   ---------  ---------
Deferred Tax Asset Valuation Allowance:
 Year ended December 31, 2003....... $ 192,705  $    14,341   $      --  $ 207,046

 Year ended December 31, 2002.......   198,174           --      (5,469)   192,705

 Year ended December 31, 2001.......    50,143      148,031          --    198,174

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, state of California, on the 19th day of March, 2004.

KANA Software, Inc.

/s/ CHUCK BAY Chuck Bay Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     March 19, 2004          By     /s/ CHUCK BAY
   Chuck Bay

   Chief Executive Officer and

   Chairman of the Board (Principal Executive Officer)

Date:     March 19, 2004          By     /s/ JOHN HUYETT
   John Huyett

   Chief Financial Officer

   (Principal Financial and Accounting Officer)

Date:     March 19, 2004          By     /s/ MARK BERTELSEN

   Mark Bertelsen
   Director

Date:     March 19, 2004          By     /s/ TOM GALVIN

   Tom Galvin

   Director

Date:     March 19, 2004          By     /s/ JERRY R. BATT

   Jerry R. Batt
   Director

Date:     March 19, 2004          By     /s/ DIXIE L. MILLS

   Dixie L. Mills
   Director