Form 10-Q
period 2004-03-31
KANA SOFTWARE INC
filed 2004-05-13
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

    On April 30, 2004, approximately 29,005,770 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

KANA Software, Inc.
Form 10-Q
Quarter Ended March 31, 2004 Index

Part I: Financial Information

Item 1: Financial Statements

KANA Software, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                       March 31,    December 31,
                                                          2004          2003
                                                      -----------   -----------
                                                              (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents.........................  $    25,852  $     25,632
 Short-term investments............................        7,351         7,324
 Accounts receivable, less allowance for doubtful
   accounts of $1,189 in 2004 and $1,187 in 2003...        5,624         7,908
 Prepaid expenses and other current assets.........        2,941         3,527
                                                      -----------   -----------
   Total current assets............................       41,768        44,391
Restricted cash....................................          318           461
Property and equipment, net........................       14,003        15,435
Goodwill...........................................        8,623         7,448
Intangible assets, net.............................          381            --
Other assets.......................................        2,149         2,143
                                                      -----------   -----------
    Total assets...................................  $    67,242  $     69,878
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable ....................................  $     3,427  $      3,427
 Accounts payable..................................        3,582         2,238
 Accrued liabilities...............................       10,164        10,678
 Accrued restructuring.............................        3,267         3,336
 Deferred revenue..................................       20,265        20,544
                                                      -----------   -----------
  Total current liabilities........................       40,705        40,223
Deferred revenue, less current portion.............        1,193         1,265
Accrued restructuring, less current portion........        6,265         6,858
                                                      -----------   -----------
    Total liabilities..............................       48,163        48,346
                                                      -----------   -----------
Stockholders' equity:
 Common stock......................................          201           201
 Additional paid-in capital........................    4,287,455     4,286,508
 Deferred stock-based compensation.................         (788)       (1,541)
 Accumulated other comprehensive income (loss).....          (29)           38
 Accumulated deficit...............................   (4,267,760)   (4,263,674)
                                                      -----------   -----------
    Total stockholders' equity.....................       19,079        21,532
                                                      -----------   -----------
    Total liabilities and stockholders' equity.....  $    67,242  $     69,878
                                                      ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                        Three Months Ended
                                                             March 31,
                                                      --------------------
                                                          2004       2003
                                                      ---------  ---------
                                                            (unaudited)
Revenues:
   License.......................................... $   4,583  $   9,351
   Service..........................................     8,672      8,758
                                                      ---------  ---------
Total revenues......................................    13,255     18,109
                                                      ---------  ---------
Cost of revenues:
   License..........................................       786        918
   Service (excluding stock-based
       compensation of $40 and $103, respectively)..     2,557      2,362
                                                      ---------  ---------
Total cost of revenues..............................     3,343      3,280
                                                      ---------  ---------
Gross profit........................................     9,912     14,829
                                                      ---------  ---------
Operating expenses:
   Sales and marketing (excluding stock-based
    compensation of $213 and $549, respectively)....     6,453      7,437
   Research and development (excluding stock-based
    compensation of $199 and $513, respectively)....     4,984      6,080
   General and administrative (excluding stock-based
    compensation of $91 and $222, respectively).....     2,016      2,680
   Amortization of stock-based compensation.........       543      1,387
   Amortization of identifiable intangibles.........        19      1,200
                                                      ---------  ---------
Total operating expenses............................    14,015     18,784
                                                      ---------  ---------
Operating loss......................................    (4,103)    (3,955)
Other income, net...................................        83         90
Income tax expense..................................        66         --
                                                      ---------  ---------
Net loss............................................ $  (4,086) $  (3,865)
                                                      =========  =========

Basic and diluted net loss per share................ $   (0.14) $   (0.17)
                                                      =========  =========

Shares used in computing basic and
  diluted net loss per share........................    28,640     22,958
                                                      =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                    Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                     2004        2003
                                                                 ---------  -----------
                                                                        (unaudited)
Cash flows from operating activities:
   Net loss.................................................... $  (4,086) $    (3,865)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities, net of acquisitions:
     Depreciation..............................................     1,491        2,360
     Amortization of stock-based compensation..................       543        1,387
     Amortization of identifiable intangibles..................        19        1,200
     Change in allowance for doubtful accounts.................         2           --
     Changes in operating assets and liabilities:
         Accounts receivable...................................     2,345        3,390
         Prepaid and other current assets......................       611          236
         Other assets..........................................        60          357
         Accounts payable and accrued liabilities..............       743       (2,008)
         Accrued restructuring and merger......................      (795)        (691)
         Deferred revenue......................................      (657)      (3,191)
                                                                 ---------  -----------
     Net cash provided by (used in) operating activities.......       276         (825)
                                                                 ---------  -----------
Cash flows from investing activities:
   Purchases of short-term investments.........................      (374)        (862)
   Sales/maturities of short-term investments..................       347        9,868
   Property and equipment purchases............................       (48)        (236)
   Cash paid for acquisition...................................      (434)          --
   Cash acquired through the acquisition.......................        13           --
   Decrease in restricted cash.................................       143           --
                                                                 ---------  -----------
         Net cash provided by (used in) investing activities...      (353)       8,770
                                                                 ---------  -----------
Cash flows from financing activities:
   Payments on capital lease obligations.......................        --          (23)
   Net proceeds from issuance of common stock..................       229           62
                                                                 ---------  -----------
         Net cash provided by financing activities.............       229           39
                                                                 ---------  -----------
Effect of exchange rate changes on cash and cash equivalents...        68          217
                                                                 ---------  -----------
Net increase in cash and cash equivalents......................       220        8,201
Cash and cash equivalents at beginning of period...............    25,632       21,962
                                                                 ---------  -----------
Cash and cash equivalents at end of period..................... $  25,852  $    30,163
                                                                 =========  ===========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest...................... $      58  $        59
                                                                 =========  ===========
 Cash paid during the period for income taxes.................. $      59  $         4
                                                                 =========  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by KANA Software, Inc. ("KANA" or the "Company"), and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission's ("SEC") rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA's audited consolidated financial statements and notes included in KANA's annual report on Form 10-K for the year ended December 31, 2003.

The consolidated financial statements include the financial statements of KANA and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated capital requirements for the next 12 months. However, failure to increase future orders and revenues beyond the level achieved in the first quarter of 2004 might require the Company to seek additional capital to meet its working capital needs during or beyond the next twelve months if the Company is unable to reduce expenses to the degree necessary to avoid incurring losses. If the Company has a need for additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products and services. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives.

The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board 25, "Accounting for Stock Issued to Employees". Deferred stock- based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock.

The Company accounts for stock-based compensation arrangements with non- employees in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, unvested options and warrants held by non-employees are subject to revaluation at each balance sheet date based on the then current fair market value.

Note 2. Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46R") (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R revised FASB Interpretation No. 46 ("FIN 46"), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 for all other entities. The adoption of FIN 46 did not have a material impact on the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150,  "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability  (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. FASB 150-03 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatorily redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. To date, the impact of the effective provisions of SFAS No. 150 have not had a material impact on the Company's results of operations, financial position or cash flows. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In March 2004, the FASB approved Emerging Issues Task Force ("EITF") Issue 03-06 "Participating Securities and the Two-Class Method under FAS 128". EITF Issue 03-06 supersedes the guidance in Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share", and requires the use of the two- class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-06 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion No. 25 and FASB No. 123. EITF Issue 03-06 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The Company is currently in the process of evaluating the impact that the adoption of EITF Issue 03-06 will have on its financial position and results of operations.

Note 3. Business Combinations

On February 10, 2004, the Company completed the acquisition of a 100% equity interest in Hipbone, Inc., a provider of online customer interaction solutions. The acquisition allows the Company to add Hipbone's Web collaboration, chat, co- browsing and file-sharing capabilities its products. This transaction was accounted for using the purchase method of accounting, and operations of the acquired entity from February 10, 2004 are included in the Company's income statement. Under the terms of the agreement, the Company paid $265,000 and issued a total of 262,500 shares of KANA's common stock valued at approximately $926,000 using the five-trading-day average price surrounding the date the acquisition was announced on January 5, 2004, or $3.62 per share. The Company incurred a total of approximately $169,000 in direct transaction costs. The estimated purchase price was approximately $1.4 million, summarized as follows (in thousands):

Fair market value of common stock...  $     926
Cash consideration..................        265
Acquisition related costs...........        169
                                       ---------
Total purchase price................  $   1,360
                                       =========

As of the acquisition date, the Company recorded the fair market value of Hipbone's assets and liabilities. Fair market value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties. The values of the Company's intangible assets were determined with the assistance of an independent appraiser, primarily using the income approach. To the extent that the purchase price exceeded the fair value of the assets and liabilities assumed, goodwill was recorded. The resulting intangible assets acquired in connection with the acquisition are being amortized over a three- year period. The allocation of the purchase price to assets acquired and liabilities assumed was as follows (in thousands):

Tangible assets acquired............      $     178
Identifiable intangible assets acquired:
  Purchased technology..............            250
  Customer relationships............            150
  Goodwill..........................          1,175
Liabilities assumed.................           (393)
                                           ---------
Net assets acquired.................      $   1,360
                                           =========

Purchased intangible assets relate to $250,000 and $14.4 million of existing technology purchased in connection with the acquisitions of Hipbone, Inc. (Hipbone) in February 2004 and Silknet Software, Inc. (Silknet) in April 2000, respectively, and customer relationships valued at $150,000 in connection with the Hipbone acquisition. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. The purchased intangible assets related to Silknet were fully amortized as of April 2003. The Company reported amortization expense on purchased intangible assets of $19,000 and $1.2 million for the three months ended March 31, 2004 and 2003, respectively.

Note 4. Stockholders' Equity

(a) Warrants

In September 2000, in connection with a global strategic alliance with Accenture, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock at $371.25 per share, through December 2005. The shares of the common stock issued were fully vested, and the Company reported a charge of approximately $14.8 million which was amortized over the term of the associated alliance agreement through December 2003. As of March 31, 2004, 33,997 shares of common stock subject to the warrant were fully vested and 38,503 had been forfeited. The warrant was valued using the Black-Scholes model, resulting in charges totaling $2.0 million of which $1.0 million was amortized over the term of the associated alliance agreement through December 2003 and $1.0 million was immediately expensed in the fourth quarter of 2000.

In September 2001, the Company issued to Accenture an additional warrant to purchase up to 150,000 shares of common stock at $3.33 per share in connection with its global strategic alliance. The warrant was exercised in February 2002 on a net basis, where Accenture surrendered 39,716 shares subject to the warrant in lieu of paying the exercise price with cash. The warrant was valued using the Black-Scholes model resulting in a charge of approximately $946,000 which was amortized on a straight-line basis over the term of the associated alliance agreement through December 2003.

In September 2001, the Company issued to a customer a warrant to purchase up to 5,000 shares of common stock at $7.50 per share, until September 2006. The warrant will be fully vested in September 2006 and has a provision for acceleration of vesting 1,250 shares annually over four years if the customer meets certain marketing criteria. The warrant was valued using the Black-Scholes model resulting in a charge to stock-based compensation of approximately $29,000 which is being amortized over the five-year term of the agreement on a straight- line basis.

In December 2003, the Company issued to a customer a warrant to purchase up to 230,000 shares of common stock at $5.00 per share in connection with a marketing agreement. The warrant is fully exercisable and expires five years from the date of issuance. The warrant was valued at approximately $459,000, using the Black-Scholes model, and its issuance was accounted for as a reduction of revenue in the fourth quarter of 2003.

(b) Stock-Based Compensation

As discussed in Note 1, the Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board 25, "Accounting for Stock Issued to Employees".

We amortize deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FIN 28. As of March 31, 2004, there was approximately $788,000 of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. We expect to amortize approximately $730,000 of this deferred stock-based compensation in the remainder of 2004, and approximately $58,000 in 2005. Amortization may be reduced in future periods to the extent employees are terminated prior to vesting.

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

                                                          Three Months Ended
                                                                March 31,
                                                       -----------------------
                                                         2004          2003
                                                       ---------     ---------
As Reported:
  Net loss.........................................  $   (4,086)   $   (3,865)

Compensation expense included in net loss (1)......  $      285    $       81

Compensation expense if FAS 123 had been adopted ..  $   (2,749)   $    1,637

Pro Forma:
  Net loss.........................................  $   (6,550)   $   (2,147)

Basic and diluted net loss per share
  As reported......................................  $    (0.14)   $    (0.17)
  Pro forma........................................  $    (0.23)   $    (0.09)

(1) The Company currently records and amortizes deferred stock-based compensation for warrants granted to non-employees. Accordingly, the compensation expense above relates only to employee-related options. Unearned deferred compensation resulting from employee and non-employee option grants is amortized on an accelerated basis over the vesting period of the individual options, in accordance with FIN 28. Accordingly, the stock based compensation expense noted above is net of the reversal of previously recorded accelerated stock based compensation expense due to the forfeitures of those stock options prior to vesting.

Note 5. Net Loss Per Share

Basic net loss per share from continuing operations is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share from continuing operations is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method. The following table presents the calculation of basic and diluted net loss per share from continuing operations (in thousands, except net loss per share (unaudited)):

                                                                Three Months Ended
                                                                     March 31,
                                                              --------------------
                                                                  2004       2003
                                                              ---------  ---------
Numerator:
Net Loss.................................................... $  (4,086) $  (3,865)
                                                              ---------  ---------
Denominator:
Weighted-average shares of common stock outstanding ........    28,640     22,964
Less: weighted-average shares subject to repurchase ........        --         (6)
                                                              ---------  ---------
Denominator for basic and diluted calculation ..............    28,640     22,958
                                                              ---------  ---------
Basic and diluted net loss per share: ...................... $   (0.14) $   (0.17)
                                                              =========  =========

All warrants and outstanding stock options have been excluded from the calculation of diluted net loss per share as all such securities were anti- dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share was (in thousands (unaudited)):

                                           As of March 31,
                                      ----------------------
                                          2004         2003
                                      ---------  -----------
Stock options and warrants .........     9,346        9,394
Common stock subject to repurchase .        --            1
                                      ---------  -----------
                                         9,346        9,395
                                      =========  ===========

The weighted average exercise price of stock options and warrants outstanding was $14.46 and $21.75 as of March 31, 2004 and 2003, respectively.

Note 6. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three ended March 31, 2004 and 2003 were as follows (in thousands (unaudited)):

                                     Three Months Ended
                                         March 31,
                                   ----------------------
                                     2004          2003
                                   -------      ---------
Net loss......................    $(4,086)     $  (3,865)

Other comprehensive income (loss):

  Foreign currency translation
    adjustments, net of tax...        (68)          (217)
                                   -------      ---------
Net change in other
  comprehensive income (loss).        (68)          (217)
                                   -------      ---------
Comprehensive loss............    $(4,154)     $  (4,082)
                                   =======      =========

Note 7. Commitments and Contingencies

(a) Legal Proceedings

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

On April 16, 2002, Davox Corporation (now Concerto Software) filed an action against the Company in the Superior Court, Middlesex, Commonwealth of Massachusetts, asserting breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, misrepresentation, and unfair trade practices, in relation to an OEM Agreement between the Company and Davox under which Davox has paid a total of approximately $1.6 million in fees. Davox seeks actual and punitive damages in an amount to be determined at trial, and award of attorneys' fees. This action is in its early stages and has been re-filed in the Circuit Court of Cook County, Illinois. Management believes the Company has meritorious defenses to these claims and intends to defend the action vigorously. In the opinion of management, the Company does not believe that the settlement will have any material effect on its financial condition, results of operation or cash flows.

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

(b) Guarantees

The Company leases its facilities under noncancelable operating leases with various expiration dates through December 2010. In connection with its existing leases, the Company entered into letters of credit totaling $1.1 million expiring in 2004 through 2011. The letters of credit are supported by either restricted cash or the Company's line of credit.

(c) Indemnifications

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

(d) Warranties

The Company offers warranties on its software products. To date, there have been no material payments or costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2004. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

(e) Outsourcing Arrangements

In January 2003, the Company began implementing an outsourcing strategy, which involves subcontracting a significant portion of its software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of transitioning these activities offshore, the Company reduced its research and development department by 88 employees in 2003. The Company signed contracts with development partners in 2003, with expected payments in 2004 of approximately $9.2 million, primarily on a time and materials basis. One contract is cancelable with 90 days notice and a fee of $28,000 if notice is given prior to August 1, 2004.

Note 8. Restructuring costs

As of March 31, 2004, $9.5 million in restructuring liabilities remained on the Company's unaudited consolidated balance sheet in accrued restructuring costs. Cash payments for excess leased facilities during the three months ended March 31, 2004 totaled $0.9 million. Cash received during the three months ended March 31, 2004 from subleases charged to restructuring expense in previous periods totaled $117,000. The following table provides a summary of restructuring payments and liabilities during the first three months of 2004 (in thousands (unaudited)):

                    Restructuring                                      Restructuring
                     Accrual at               Sublease     Effect of    Accrual at
                    December 31,   Payments   Payments      Exchange     March 31,
                        2003         Made     Received    Rate change      2004
                    ------------   --------  -----------  ----------   ------------
Severance..........$        184  $      --  $        --  $       --   $        184
Facilities.........      10,010       (912)         117         133          9,348
                    ------------   --------  -----------  ----------   ------------
Total .............$     10,194  $    (912) $       117  $      133   $      9,532
                    ============   ========  ===========  ==========   ============

Should facilities operating lease rental rates continue to decrease in these markets, or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2010 unless the Company negotiates to exit the leases at an earlier date.

Note 9. Segment Information

The Company's chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company's long- lived assets are primarily in the United States. The following table provides geographic information on revenue for the three months ended March 31, 2004 and 2003 (in thousands, (unaudited)):

                                        Three Months Ended
                                             March 31,
                                      ----------------------
                                          2004         2003
                                      ---------  -----------
United States ...................... $   8,767  $    12,221
United Kingdom......................     1,684        3,451
Asia Pacific........................       587        1,026
Other (1) ..........................     2,217        1,411
                                      ---------  -----------
                                     $  13,255       18,109
                                      =========  ===========
(1) Represents sales to customers located primarily in Europe, other than the United Kingdom.

During the three months ended March 31, 2004, no customer represented greater than 10% of total revenues. During the three months ended March 31, 2003, two customers represented 15% and 11% of total revenues, respectively.

Note 10. Notes Payable

At March 31, 2004, the Company maintained a line of credit totaling $5.0 million, which is collateralized by all of its assets and bears an annual interest rate equal to the greater of the bank's prime rate or 4.0% (4.0% as of March 31, 2004 and 4.75% as of March 31, 2003 ). The line of credit expires in November 2004, at which time the entire balance of the line of credit will be due. Total borrowings as of March 31, 2004 and 2003 were $3.4 million under this line of credit. The line of credit contains a financial covenant that requires the Company to maintain at least a $6.0 million dollar balance in cash or cash equivalents with the bank at all times or pay a one-time fee of $10,000. The line of credit also requires that the Company maintains at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents. As of March 31, 2004, the Company was in compliance with all financial covenants.

Future payments due under the Company's debt and lease obligations as of March 31, 2004 were as follows (in thousands (unaudited)):

                                                                Payments due by period
                                                -------------------------------------------------
                                                        Less than      1-3       3-5    More than
 Contractual Obligations:                        Total   1  year      years     years    5 years
                                                ------   ----------- --------   -------  --------
 Line of Credit                            $    3,427  $    3,427  $      --  $     -- $      --

 Non-cancelable Operating Lease Obligation     23,935       4,070     11,794     5,784     2,287

 Less: (Sublease Income)                       (2,617)       (414)    (1,347)     (641)     (215)

 Purchase Obligations (1)                       2,520       2,520         --        --        --
                                             ---------   ---------   --------   -------  --------
                                 Total     $   27,265  $    9,603  $  10,447  $  5,143 $   2,072
                                            ==========  ==========  =========  ======== =========
(1) Represents minimum payments to one vendor providing outsourced software programming, quality assurance and technical documentation activities in India. The agreement is cancelable with 90 days notice and a fee of $28,000 if notice is given prior to August 1, 2004.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations and other parts of this report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as "anticipate," "believe," "estimate," "expects," "intend," "plan," "will" and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from" those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this report. Forward- looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of Customer Relationship Management (CRM) software solutions, specifically, primarily, knowledge-powered customer service solutions that provide information to answer customer inquiries more efficiently, accurately, and consistently.. Our applications enable organizations to improve the quality and efficiency of interactions with customers and partners across multiple communication points, including web contact, web collaboration, email, and telephone. As a result, our target market is large enterprises with a high volume of customer interactions, such as banks, telecommunications companies, high-tech manufacturers, healthcare organizations, and government agencies.

KANA is headquartered in the Silicon Valley in Menlo Park, California, with offices in Japan, Korea, and throughout the United States and Europe. Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from training and consulting. Our products are generally installed by our customers, using a system integrator, such as IBM, Accenture, or Bearing Point. To a large degree, we rely on our relationships with these system integrators who co-develop, recommend, and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. However, since our applications are generally installed by our customers using a system integrator, these services generally increase the cost of the project substantially, subjecting their purchase to more levels of required approval and scrutiny of projected cost savings in their customer service and marketing departments. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur, if at all, which contributes to the uncertainty of our future operating results. Moreover, to the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

We have grown rapidly through acquisitions until recent years. These acquisitions provided us with much of the core technology used in our applications. In 2001-2003, we have substantially reduced the scale of our operations as we began leveraging the service and development capabilities of system integrators, and have acted to reduce costs and focus our product offerings.

In the past three years, we have experienced a cautious purchasing environment in our industry. We feel that this is largely a reaction to the uncertain economy, which had a disproportionate effect on information technology spending. While general economic conditions began to stabilize and improve in the second half of 2003, we believe that our market continued to exhibit cautiousness and uncertainty and that as a result, many enterprises continued to be reluctant to invest in large CRM applications. Since 1997 we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. For the three months ended March 31, 2004, we recorded a net loss of $4.1 million. As of March 31, 2004, we had an accumulated deficit of $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges in prior years. We expect our operating expenses in the first half of 2004 to be lower in absolute dollars than the same period of 2003, as a result of our personnel and facility cost reductions throughout 2003. We expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditures needs for the next 12 months.

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

In February 2004, we completed the acquisition of Hipbone, Inc., a provider of online customer interaction solutions. The total purchase price approximated $1.4 million. As a result of this acquisition, we now offer Hipbone's Web collaboration, chat, co-browsing and file-sharing capabilities.

As of March 31, 2004, we had 209 full-time employees, which represents a slight decrease from 211 employees at December 31, 2003.

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

License revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, the arrangement does not require significant customization or modification of the software, the fee is fixed or determinable, and collectibility is reasonably assured.

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

Customer support revenues arise primarily from providing global support to our customers and partners, including phone and e-mail support and self-service solutions. Customer support service revenues are recognized ratably over the term of the contract, typically one year.

Consulting revenues are generated primarily by providing specific subject matter expertise as opposed to overall project management and are recognized as services are performed.

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

We make judgments as to our ability to collect outstanding receivables and provide allowances for receivables that may not be collectible. A considerable amount of judgment is required to assess the ultimate realization of receivables. In assessing collectibility, we consider the age of the receivable, our historical collection experience, current economic trends, and the current credit-worthiness of each customer. In the future, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected.

Accounting for Internal-Use Software. Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally, and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software's estimated useful life (generally five years) using the straight- line method. As of March 31, 2004, we had $10.4 million of capitalized costs of internal use software, net of $4.8 million accumulated depreciation.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of these assets. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations. Based on our assessment as of March 31, 2004, we determined that no such impairment of internal-use software existed.

Restructuring. During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities. We have a total of approximately 82,000 square feet of excess space available for sublease or renegotiation. Locations of the excess space include Menlo Park, California, Princeton, New Jersey and Marlow in the United Kingdom. Remaining lease commitment terms on these leases vary from seven to eight years. We are seeking to sublease or renegotiate the obligations associated with the excess space. We had $9.3 million in accrued restructuring costs relating to excess leased facilities as of March 31, 2004, which is our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount and timing of potential sub-leases for the respective facilities. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets continues to deteriorate, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. For example, in December 2003, we recorded $1.7 million in restructuring costs related to a change in evaluation of real estate market conditions in the United Kingdom, and changes in sublease estimates based on communication from current and potential subtenants in the United States. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of March 31, 2004, our estimate of accrued restructuring cost assumes receipt of $11.1 million in sublease payments that are not yet under contractual arrangement, and in most cases, a potential sublessor has not been identified. We have assumed that the majority of these sublease payments will begin in 2005 through 2007 and continue through the end of the related leases.

Goodwill and Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense being recorded in each period. Amortization of goodwill ceased as of January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. We are now required to test goodwill for impairment under certain circumstances and write down goodwill when it is impaired. We have determined that our consolidated results comprise one reporting unit for the purpose of impairment testing through March 31, 2004.

During the three months ended June 30, 2003 we performed our annual test for goodwill impairment as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). We currently operate in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. We completed our evaluation and concluded that goodwill was not impaired as the fair value of our Company exceeded its carrying value, including goodwill. The amount of goodwill as of March 31, 2004 was $8.6 million. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

We continue to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2003. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as net operating loss carryforwards, and stock-based compensation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be utilized to offset future taxable income and to the extent we believe that such offset is not likely, we establish a valuation allowance. We have concluded that a full valuation allowance was required for all periods presented. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing our income in the period in which such determination was made. Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize include, but are not limited to, a cumulative change of more than 50% ownership of the company, as defined, over a three year period. The portion of the net operating loss and tax credit carryforwards subject to potential expiration has not been included in deferred tax assets.

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

                                                      Three Months Ended
                                                          March 31,
                                               ---------------------------------
                                                      2004              2003
Revenues:                                      ---------------   ---------------
     License..............................    $ 4,583      35%   $ 9,351    52%
     Service..............................      8,672      65       8,758    48
                                               ------- -------     ------- -----
Total revenues............................     13,255     100      18,109   100
                                               ------- -------     ------- -----
Cost of revenues:
     License..............................        786       6         918     5
     Service*.............................      2,557      19       2,362    13
                                               ------- -------     ------- -----
Total cost of revenues....................      3,343      25       3,280    18
                                               ------- -------     ------- -----
Gross profit..............................      9,912      75      14,829    82
                                               ------- -------     ------- -----
Operating expenses:
  Sales and marketing*.....................     6,453      49       7,437    41
  Research and development*................     4,984      38       6,080    34
  General and administrative*..............     2,016      15       2,680    15
  Amortization of stock-based compensation        543       4       1,387     8
  Amortization of identifiable intangibles         19    --         1,200     7
                                               ------- -------     ------- -----
Total operating expenses..................     14,015     106      18,784   105
                                               ------- -------     ------- -----
Operating loss............................     (4,103)    (31)     (3,955)  (22)
Other income (expense), net...............         83       1          90     1
Income tax expense........................         66      --        --      --
                                               ------- -------     ------- -----
Net loss..................................    $(4,086)    (30)%    (3,865)  (21)%
                                               ======= =======     ======= =====

* Excludes amortization of deferred stock based compensation

Three Months Ended March 31, 2004 and 2003

Revenues

License revenue decreased 51% for the three months ended March 31, 2004 compared to the same period in the prior year. License revenue constituted 35% of total revenues during the three months ended March 31, 2004, compared to 52% for the same period last year. This decrease was the result of fewer license transactions closed in the first quarter of 2004 compared to 2003, as well as a 51% decrease in the average sales price per transaction over $100,000 realized during the first quarter of 2004 compared to the first quarter of 2003. We believe the decrease in 2004 was due to a number of factors including; a lengthening of the sales cycle as we rely more heavily on systems integrators to source and close transactions, competitive pricing pressures and the continued uncertainty in information technology spending in our market. This uncertainty has resulted in the deferral of purchase decisions in order to evaluate more deliberately, as well as purchasing smaller initial implementations of software. While we are focused on increasing license revenue throughout the remainder of 2004, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable. This lack of predictability has increased as we have increased our reliance on systems integrators in our sales process. In addition, our backlog, which relates to firm orders not yet recognized as revenue, decreased during the quarter, from $27.7 million at December 31, 2003 to $23.0 million at March 31, 2004. The substantial majority of these firm orders relate to annual support contracts, and were invoiced and recorded as deferred revenue as of the end of the period.

Our service revenues consist of support service revenue (primarily from customer support and product maintenance) and professional services revenue (primarily from consulting and training services). Service revenue in the three months ended March 31, 2004 was consistent with the corresponding period of 2003, decreasing only 1%. The relative consistency of service revenues was due to the nature of support revenues, which are recognized evenly over the related maintenance period, and are typically renewed for one-year periods.

Revenues from domestic sales decreased $3.5 million, or 28%, from $12.2 million for the three months ended March 31, 2003 to $8.8 million for the same period this year. Revenues from international sales decreased $1.4 million, or 24%, from $5.9 million for the three months ended March 31, 2003 to $4.5 million for the same period this year. The decrease in both domestic and international revenues in 2004 was primarily a result of lengthening sales cycles and the continuing uncertainty in information technology spending in our markets, both by our customers and potential customers. For the remainder of 2004, we expect international revenue to fluctuate as a percentage of overall revenue.

Cost of Revenues

Cost of license revenue consists primarily of third-party software royalties, and to a lesser extent, costs of product packaging and documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue was 17% for the three months ended March 31, 2004 compared to 10% for the same period in the prior year. The increase in cost of license revenue as a percentage of license revenue in the 2004 period compared to the same period in 2003 was due to the decrease in license revenue in 2004 while certain of our royalty costs remained constant, regardless of the reduced number of licenses we sold, due to the fixed nature of some of the fees in our royalty agreements with third party suppliers, such as term licenses from those suppliers. We expect that our cost of license revenue as a percentage of sales will improve slightly through the remainder of 2004, but that it may vary slightly based on changes in the mix of products we sell.

Cost of service revenues consists primarily of salaries and related expenses for our customer support, consulting, and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenues as a percentage of service revenues was 29% for the three months ended March 31, 2004 compared to 27% for the same period in the prior year. This slight increase was associated with the change in mix of service revenues. Professional services revenue yields a lower gross margin than maintenance revenues, and such revenue comprised 10% of service revenues in the three months ended March 31, 2004 compared to 11% for the same period in the prior year. We anticipate that our cost of service revenue as a percentage of service revenue will be relatively constant for the remainder of 2004.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, lead-generation programs, and marketing materials. Sales and marketing expenses decreased $1.0 million, or 13% for the three months ended March 31, 2004 compared to the same period in the prior year. This decrease was attributable primarily due to a net reduction of sales and marketing positions throughout 2003 as a result of our restructuring activities in prior years and a reduction in facilities. As of March 31, 2004, we had 78 personnel in sales and marketing, compared to 97 as of March 31, 2003, a 20% reduction which resulted in savings of approximately $0.5 million in salary and benefits expenses. We also spent $0.3 million less in marketing programs for the three months ended March 31, 2004 compared to the same period in the prior year.

We anticipate that sales and marketing expenses will increase slightly in absolute dollars for the remainder of 2004 compared to the first quarter of 2004. Thereafter, sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by $1.1 million, or 18% for the three months ended March 31, 2004 compared to the same period in the prior year. This decrease was attributable to the duplicative costs inherent in the transitioning of our software programming, quality assurance and technical documentation activities to our international third party development partners beginning in the first quarter of 2003. As of March 31, 2004, we had 40 personnel in research and development, compared to 88 as of March 31, 2003, a 56% reduction that resulted in savings of approximately $2.3 million in compensation, benefits, and allocated facility and operations costs. These reductions in personnel were offset by approximately $1.4 million in fees associated with subcontracting a significant portion of our software programming, quality assurance and technical documentation services to development partners with staffing in India and China. Furthermore, expenses for contractors in the United States decreased by $0.2 million for the three months ended March 31, 2004 compared to the same period in the prior year.

We anticipate that quarterly research and development expenses will be fairly consistent in absolute dollars for the remainder of 2004 compared to the first quarter of 2004. Thereafter research and development expenses may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased $0.7 million, or 25%, for the three months ended March 31, 2004 compared to the same period in the prior year. This decrease was primarily attributable to a reduction in finance, legal and human resources-related positions. As of March 31, 2004, we had 23 such positions, compared to 30 as of March 31, 2003, a 23% reduction that resulted in a cost savings of $0.3 million. Other savings resulted from a $0.3 million reduction in legal and professional services expense and a $0.2 million reduction in corporate insurance during the three months ended March 31, 2004 compared to the same period in the prior year.

We anticipate that general and administrative expenses will remain fairly consistent in absolute dollars over the next few quarters and thereafter may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, bad debt expense and other administrative costs.

Amortization of Deferred Stock-Based Compensation. We amortize deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FIN 28. As of March 31, 2004, there was approximately $788,000 of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. We expect to amortize approximately $730,000 of this deferred stock-based compensation in the remainder of 2004, and approximately $58,000 in 2005. Amortization may be reduced in future periods to the extent employees are terminated prior to vesting. The following table details, by operating expense, our amortization of stock-based compensation (in thousands):

                                         Three Months Ended
                                              March 31,
                                           2004       2003
                                         -------     -------
Cost of service ...................... $     40     $   103
Sales and marketing ..................      213         549
Research and development .............      199         513
General and administrative ...........       91        222
                                         -------     -------
Total ................................  $   543     $ 1,387
                                         =======     =======

Amortization of Identifiable Intangibles. The amortization of identifiable intangible assets recorded in the three months ended March 31, 2004 related to $400,000 of purchased identifiable intangibles in connection with the Hipbone acquisition in February 2004. The amortization of identifiable intangible assets recorded in 2003 related to $14.4 million of purchased technology recorded as an intangible asset in connection with the merger with Silknet in April 2000. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. Amortization totaled $19,000 and $1.2 million for the first quarter of 2004 and 2003, respectively. The purchased intangible assets related to Silknet were fully amortized as of April 2003. We expect amortization of intangibles to be $33,000 per quarter, through the first quarter of 2007. Amortization may increase if we acquire another company.

Other Income, Net

Other income consists primarily of interest income earned on cash and investments, offset by interest expense primarily relating to our line of credit. We expect other income to fluctuate in accordance with our cash balances and interest rates.

Provision for Income Taxes

We have incurred operating losses on a consolidated basis for all periods from inception through March 31, 2004. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely. In the first quarter of 2004, certain consolidated foreign entities were profitable based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $66,000 in those foreign jurisdictions.

Liquidity and Capital Resources

As of March 31, 2004, we had $33.2 million in cash, cash equivalents and short-term investments, compared to $33.0 million at December 31, 2003. As of March 31, 2004, we had working capital of $1.1 million, compared to negative $4.2 million as of March 31, 2003.

History and recent trends. We have had negative cash flows from operations in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The rate of cash we have used in operations has decreased significantly in recent years, from $112.4 million in 2001 to $42.2 million in 2002 to $12.7 million in 2003, to positive cash flow of $0.2 million in the first quarter of 2004. This reduction in operating cash outflows is a result of a 74% decrease in overall cost of revenues, sales and marketing, research and development, general and administrative, and merger and restructuring costs from 2001 to 2003, offset in part, by a 33% decrease in revenues during the same period. Our cost reductions have been realized through our 2001 restructuring plan, as well as various cost controls and operational efficiencies realized since 2001. In 2001, 2002 and 2003, we implemented successive net workforce reductions of approximately 772, 44, and 154 employees, respectively, including 88 positions eliminated in 2003 as a result of our outsourcing of development activities to development partners with staffing overseas. During the first quarter of 2004, we had a net workforce reduction of 2 positions. For 2004, we do not expect significant changes in headcount. However, staffing will change from time to time based upon the balancing of roles between employees and outsourced staffing. Although we experienced positive cash flow during the first quarter of 2004, we expect to experience negative cash flow during the second quarter of 2004 because our revenues were below expectations for the first quarter. The positive cash flow in the first quarter was due in large part from the collection of accounts receivable outstanding at December 31, 2003. Our cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter. For the second half of 2004, we expect modest positive cash flows if our revenue expectations are met. However, we cannot be certain that we will meet our revenue expectations in any given period.

Primary driver of cash flow. Our ability to generate cash in the future relies upon our success in generating sufficient sales transactions, especially new license transactions. We expect our maintenance renewals in 2004 to grow slightly from 2003. Since our new license transactions are relatively small in volume and are difficult to predict, we may not be able to generate new license transactions as anticipated in any particular future period. From time to time, changes in assets and liabilities, such as changes in levels of accounts receivable and payable will affect our cash flows. However, we do not expect these changes to materially affect our future cash flows over time, since we expect relative stability, or slight growth, in these assets and liabilities.

Operating cash flow. We generated $0.4 million of cash from operating activities for the first quarter of 2004, which included a $4.1 million net loss, offset by non-cash charges of $1.5 million in depreciation and $0.5 million in amortization of deferred stock-based compensation. Operating cash flows were positively effected by a $2.3 million reduction in accounts receivable, a $0.6 million reduction in prepaids and other current assets, and a $0.7 million increase in accounts payable and accrued liabilities, offset by $0.7 million in net payments relating to restructured facilities and a $0.7 million decrease in deferred revenue.

Investing cash flow. Our investing activities used $0.3 million of cash for the first quarter of 2004, which consisted primarily of cash paid for the acquisition of Hipbone of $0.4 million, offset by transfers of restricted cash to cash upon expiration of letters of credit, totaling $0.1 million.

Financing cash flow. Our financing activities provided $0.2 million in cash for the first quarter of 2004, due to net proceeds from issuances of common stock to employees who exercised stock options during the quarter.

Existence and timing of contractual obligations. We have a line of credit totaling $5.0 million, which is collateralized by all of our assets, bears interest at the bank's prime rate (4.0% as of March 31, 2004), and expires in November 2004 at which time the entire balance under the line of credit will be due. Total borrowings as of March 31, 2004 were $3.4 million under this line of credit. The line of credit requires that we maintain at least a $6.0 million dollar balance in any account at the bank or pay a one-time fee of $10,000. The line of credit also requires that we maintain at all times a minimum of $20.0 million as short-term unrestricted cash, cash equivalents and investments that mature within twelve months. If we default under this line of credit, including through a violation of any of these covenants, the entire balance under the line of credit will become immediately due and payable. As of March 31, 2004, we were in compliance with all covenants of the line of credit agreement. Future payments due under debt and lease obligations and contractual commitments related to outsourcing agreements as of March 31, 2004 were as follows (in thousands):

                                                                  Payments due by period
                                                -------------------------------------------------
                                                        Less than      1-3       3-5    More than
 Contractual Obligations:                        Total   1  year      years     years    5 years
                                                ------   ----------- --------   -------  --------
 Line of Credit                            $    3,427  $    3,427  $      --  $     -- $      --

 Non-cancelable Operating Lease Obligation     23,935       4,070     11,794     5,784     2,287

 Less: (Sublease Income)                       (2,617)       (414)    (1,347)     (641)     (215)

 Purchase Obligations (1)                       2,520       2,520         --        --        --
                                             ---------   ---------   --------   -------  --------
                                 Total     $   27,265  $    9,603  $  10,447  $  5,143 $   2,072
                                            ==========  ==========  =========  ======== =========

(1) Represents minimum payments to one vendor providing outsourced software programming, quality assurance and technical documentation activities in India. The agreement is cancelable with 90 days notice and a fee of $28,000 if notice is given prior to August 1, 2004.

Significant expected cash outflows in addition to our operating expenses through the remainder of 2004 include approximately $3.7 million in lease payments, net of contracted sublease payments, relating to accrued restructuring costs and approximately $2.8 million of minimum payments to one vendor providing outsourced software programming, quality assurance and technical documentation activities in India.

Off-balance sheet arrangements. In accordance with generally accepted accounting principals (GAAP), none of our operating lease obligations are reflected on our balance sheet. Virtually all of our operating leases relate to facilities and do not involve a transfer of ownership at the end of the lease. We have no other off-balance sheet arrangements.

Cash held in foreign locations. As of March 31, 2004, we had $9.3 million in US-equivalent dollars held by our 100%-owned foreign subsidiaries, primarily in Europe and Japan. We believe our access to this cash is unencumbered, and drawing on such cash would not result in withholding or repatriation charges due to our intercompany receivable balances and transfer pricing arrangements with these entities.

Outlook. Based on our current 2004 revenue expectations, we expect our cash and cash equivalents, short-term investments on hand and net cash from operations to be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. However, if we continue to experience a decrease in demand for our products from the level experienced in the second half of 2003, then we would need to reduce expenditures or raise additional funds. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

In the future, we may seek additional funds to support our strategic business needs and may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity or equity-related securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed.

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

Risks Related to Our Business

The large size of many of our expected license transactions could contribute to our failure to meet expected sales in any given quarter and could materially harm our operating results.

Our quarterly revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions is generally large relative to our total revenue in any quarter, particularly as we have focused on larger enterprise customers and on licensing our more comprehensive integrated products and have involved system integrators in our sales process. In part as a result of this aspect of our business, our quarterly revenues and operating results may fluctuate in future periods and we may fail to meet the expectations of investors and public market analysts, which could cause the price of our common stock to decline. For example, during the quarter-ended March 31, 2003, two customers, IBM and Highmark, represented 15% and 11%, respectively, of our total revenues. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. We expect the concentration of revenues among fewer customers to continue in the future.

Our dependence on large orders for our operating results in any given quarter makes us vulnerable to prospective customers' budgetary timelines and constraints.

Due to the slowdown in the general economy over the past few years, we believe that many existing and potential customers have reassessed and reduced their planned technology and software investments and are deferring purchasing decisions, requiring additional evaluations and levels of internal approval for software investment and lengthening their purchase cycles. Further delays or reductions in business spending for information technology could have a material adverse effect on our revenues and operating results. Consequently, if sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, a lost or delayed sale could result in revenues that are lower than expected. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur, which contributes to the uncertainty of our future operating results. In recent periods, we have experienced increases in the length of a typical sales cycle. This trend may add to the uncertainty of our future operating results and reduce our ability to anticipate our future revenues.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle and we rely on systems integrator partners for sales.

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken anywhere from 3 to 12 months. Furthermore, we increasingly rely on systems integrators to identify, influence and manage large transactions with customers. Selling our products in conjunction with our systems integrators who are proposing their implementation services of our products can involve a particularly long and unpredictable sales cycle, as it typically takes more time for the prospective customer to evaluate proposals from multiple vendors. In addition, when systems integrators propose the use of our products to their customers, it is typically part of a larger project, which can require more levels of customer approvals. Our sales cycle typically requires pre-purchase evaluation by a significant number of individuals in our customers' organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. The continuing stagnancy of information technology spending in our markets has led to a significant increase in the time required for this process.

We have little or no control over the sales cycle of an integrator-led transaction or our customers' budgetary constraints and internal decision-making and acceptance processes. As a result, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues for a period could cause our stock price to decline.

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

In the first quarter of 2003, we began subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. We have little prior experience in outsourcing our product development work, and we cannot be sure that this strategy will succeed or that it will not cause us difficulties in responding to development challenges we may face. The operations of these partners are based outside the U.S. and therefore subject to risks distinct from those that face U.S.-based operations. For example, military action or political upheaval in the host countries could force these partners to terminate the services they are providing to us or to close their operations entirely. If these partners fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us, our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers. In addition, the loss of research and development personnel associated with this strategy will cause us to lose internal expertise, reducing our ability to respond to these demands independently if the partners fail to perform as required. In the year ended December 31, 2003, we reduced the size of our research and development department by 88 employees. While, we do not expect any material headcount reductions in 2004, this expectation depends on our estimated operating costs for 2004 which includes various assumptions about the amount that we will need to pay our development partners. Based on our limited history of working with these partners, we cannot be sure that our cost estimates will prove correct. Unanticipated increases in our operating expenses in any given quarter would increase our net losses and could require us to obtain additional financing sooner than expected.

If we fail to generate sufficient revenues to support our business and require additional financing, failure to obtain such financing would affect our ability to maintain our operations and to grow our business, and the terms of any financing we obtain may impair the rights of our existing stockholders.

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Our operating activities used $12.7 million of cash in 2003. Failure to increase future orders and revenues beyond the level achieved in the first quarter of 2004 would likely require us to seek additional capital to meet our working capital needs if we are unable to reduce expenses to the degree necessary to avoid incurring losses. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the current uncertain market climate, and we may not be successful in implementing or negotiating other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

Because we have a limited operating history, there is limited information upon which you can evaluate our business.

We first recorded revenue in February 1998 and our revenue mix and operating structure have changed substantially since then. For example, we now rely much more heavily on systems integrators and development partners, and we are still developing our ability to forecast our results using this new operating structure. Additionally, our increased reliance on integrator-led transactions results in both larger transactions and reduced control of these transactions, both of which contribute to our ability to predict our revenues and which could have a material impact on our business. We expect our reliance on integrator- led transactions and larger transactions to continue as the business develops. Due to our limited operating history and significant changes in our business over the past four years, it is difficult or impossible to predict our future results of operations. For example, we cannot accurately forecast operating expenses based on our historical results (or those of similar companies) because historical results are limited and reflect different products, costs and business models, and we forecast expenses in part on future revenue projections based on a number of assumptions. Moreover, due to our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited.

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

Furthermore, because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future services revenue. Also, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. If customers were unable to pay for their current products or are unwilling to purchase additional products, our revenues would decline. Additionally, most of our sales in the first quarter of 2004 were to repeat customers. If a significant existing customer or a group of existing customers decide not to repeat business with us, our revenues would decline and our business would be harmed.

We have a history of losses and may not be able to generate sufficient revenue to achieve and maintain profitability.

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of March 31, 2004, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

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

A significant percentage of our revenues depend on leads generated by systems integrators, or "SIs", and their recommendations of our products. If SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue building our network of SIs and other indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will increase. Our reliance on third parties for these functions will reduce our control over such activities and reduce our ability to perform such functions internally. If we come to rely primarily on a single SI that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to provide implementation services related to our products, we may not be able to internally generate sufficient revenue or increase the revenues generated by our other SI relationships to offset the resulting lost revenues. Furthermore, SIs typically suggest our solution in combination with other products and services, some of which may compete with our solution. SIs are not required to promote any fixed quantities of our products, are not bound to promote our products exclusively, and may act as indirect sales channels for our competitors. If these companies choose not to promote our products or if they develop, market or recommend software applications that compete with our products, our business will be harmed.

In addition to recommending our products, we also rely on SIs and other third-party resellers to install and support our products. Our substantial reduction in the size of our professional services team in 2001, and to a lesser extent in 2002, increased our customers' reliance on third parties for product installations and support. If the companies providing these services fail to implement our products successfully for our customers, we might be unable to complete implementation on the schedule required by the customers and we may have increased customer dissatisfaction or difficulty making future sales as a result. We might not be able to maintain our relationships with SIs and other indirect sales channel partners and enter into additional relationships that will provide timely and cost-effective customer support and service. If we cannot maintain successful relationships with our indirect sales channel partners, we might have difficulty expanding the sales of our products and our growth could be limited. In addition, if such third parties do not provide the support our customers need, we may be required to hire subcontractors to provide these professional services. Increased use of subcontractors would harm our margins because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.

Recent reductions in workforce may adversely affect our ability to release products and product updates in a timely manner.

We substantially reduced our headcount in 2003 from a total of 365 employees as of December 31, 2002 to 211 as of December 31, 2003. As of March 31, 2004, we had 209 employees. The majority of this reduction was the result of our decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners in early 2003. We reduced the size of our research and development department by 88 employees in the year ended December 31, 2003 to 40 employees at the end of the year. Our outsourcing plan may yield unanticipated consequences, such as an inability to release products within expected timeframes. For example, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operation. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

We may be unable to hire and retain the skilled personnel necessary to develop and grow our business.

Our reductions in force may reduce employee morale and may create concern among existing employees about job security, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. As a result of the reductions in force, we may also need to increase our staff to support new customers and the expanding needs of our existing customers. Because our stock price declined drastically in recent years, and has not experienced any sustained recovery from the decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide customer service and execute our strategy would be negatively affected.

For example, our ability to increase revenues in the future depends considerably upon our success in recruiting, training and retaining effective direct sales personnel and the success of our direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. We have experienced significant turnover in our sales force, including the departure of our Vice President of Sales in October 2003, and may experience further turnover in future periods. Furthermore, there is a shortage of sales personnel with the requisite qualifications, and competition for such qualified personnel is intense in our industry. Also, it may take a new salesperson a number of months to become a productive member of our sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated.

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

The challenges of developing new products and enhancements require us to commit a substantial investment of resources to development, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could be exploited by our competitors and lead potential customers to choose alternative products. To be competitive, we must develop and introduce on a timely basis new products and product enhancements for companies with significant e-business customer interactions needs. Our ability to deliver competitive products may be negatively affected by the diversion of resources to development of our suite of products, and responding to changes in competitive products and in the demands of our customers. If we experience product delays in the future, we may face:

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

Since becoming a publicly traded security listed on Nasdaq in September 1999, our common stock has reached a closing high of $1,698.10 per share and closing low of $0.65 per share. The last reported sale price of our shares on May 12, 2004 was $2.95 per share. Under Nasdaq's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq may choose to notify us that it may delist our common stock from the Nasdaq National Market. If the closing bid price of our common stock did not thereafter regain compliance for a minimum of 10 consecutive trading days during the 180 days following notification by Nasdaq, Nasdaq could delist our common stock from trading on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe. Any of these third parties might make a claim of infringement against us. For example, from time to time, companies have asked us to evaluate the need for a license of certain patents, and. we cannot assure you that patent infringement claims will not be filed against us in the future. Other companies may also have pending patent applications (which are typically confidential for the first eighteen months following filing) that cover technologies we incorporate in our products.

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

A substantial proportion of our revenues is generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 34% of our total revenues during the first quarter of 2004, and 28% of our total revenues in 2003. We have established offices in the United Kingdom, Germany, Japan, the Netherlands, Belgium, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, any expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, as well as additional support personnel. For any such expansion, we will also need to, among other things expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, if international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increases in our tax rates. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate.

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

Our reported financial results may be adversely affected by changes in applicable accounting principles.

Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, we currently are not required to record stock-based compensation charges if the employee's stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense, and the Financial Accounting Standards Board and other regulatory bodies are currently considering proposals to require all public companies to adopt this accounting policy. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results.

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

The imposition of new sales or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products and services. Federal legislation that limits the imposition of state and local taxes on Internet-related sales will expire on November 1, 2007. Congress may choose to modify this legislation or to allow it to expire, in which case state and local governments would be free to impose taxes on electronically purchased goods. We believe that most companies that sell products over the Internet do not currently collect sales or other taxes on shipments of their products into states or foreign countries where they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e- commerce within their jurisdiction. A successful assertion by one or more states or foreign countries that companies that engage in e-commerce within their jurisdiction should collect sales or other taxes on the sale of their products over the Internet, even though not physically in the state or country, could indirectly reduce demand for our products.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. In the three months ended March 31, 2004, revenues from customers outside of the United States approximated 34% of total revenues. Generally, our sales are made in local currency. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge against foreign exchange risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

We are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the US dollar and the Euro and British pound. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2004, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Our Chief Executive Officer and our acting Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control Over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and acting Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Recent Unregistered Sales of Securities

The following table provides information about our unregistered sales of KANA securities since January 1, 2004.

Reason for Issuance	Recipients	Date of Issuance	Title of Securities	Number of Securities	Aggregate Consideration
Acquisition of Hipbone, Inc.	Certain employees and security holders of Hipbone, Inc.	February 10, 2004	Common Stock	262,500	$1,231,125*

___________

* The aggregate consideration represents the closing share price of KANA commons stock on the date of issuance multiplied by the number of shares issued.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On May 4, 2004, we announced that Michelle Philpot was appointed Acting Chief Financial Officer and John Huyett had resigned as our Executive Vice President and Chief Financial Officer. Ms. Philpot, who joined KANA in September 2001, had been serving as our Vice President Finance.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1	Separation agreement between John Huyett and KANA dated May 3, 2004					X
10.2	Offer letter to Tim Angst dated April 23, 2004					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

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

(b) Reports on Form 8-K:

On January 28, 2004 and January 29, 2004, we furnished a Current Report and amended Current Report on Form 8-K reporting under Item 12 that KANA issued a press release announcing its financial results for the fiscal quarter ended December 31, 2003 and certain other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2004	KANA Software, Inc.

/s/ Chuck Bay Chuck Bay Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Michelle Philpot Michelle Philpot Acting Chief Financial Officer (Principal Financial and Accounting Officer)