Form 10-Q
period 2004-06-30
KANA SOFTWARE INC
filed 2004-08-12
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

    On July 30, 2004, approximately 29,018,801 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

KANA Software, Inc.
Form 10-Q
Quarter Ended June 30, 2004 Index

Part I: Financial Information

Item 1: Financial Statements

KANA Software, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                       June 30,     December 31,
                                                         2004          2003
                                                      -----------   -----------
                                                             (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents.........................  $    19,755  $     25,632
 Short-term investments............................        7,313         7,324
 Accounts receivable, less allowance for doubtful
   accounts of $812 in 2004 and $1,187 in 2003.....        3,598         7,908
 Prepaid expenses and other current assets.........        2,996         3,527
                                                      -----------   -----------
   Total current assets............................       33,662        44,391
Restricted cash....................................          202           461
Property and equipment, net........................       12,810        15,435
Goodwill...........................................        8,623         7,448
Intangible assets, net.............................          348            --
Other assets.......................................        2,126         2,143
                                                      -----------   -----------
    Total assets...................................  $    57,771  $     69,878
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable ....................................  $     3,427  $      3,427
 Accounts payable..................................        4,185         2,238
 Accrued liabilities...............................        9,581        10,678
 Accrued restructuring.............................        2,761         3,336
 Deferred revenue..................................       17,890        20,544
                                                      -----------   -----------
  Total current liabilities........................       37,844        40,223
Deferred revenue, less current portion.............        1,122         1,265
Accrued restructuring, less current portion........        5,616         6,858
                                                      -----------   -----------
    Total liabilities..............................       44,582        48,346
                                                      -----------   -----------
Stockholders' equity:
 Common stock......................................          201           201
 Additional paid-in capital........................    4,287,755     4,286,508
 Deferred stock-based compensation.................         (423)       (1,541)
 Accumulated other comprehensive income (loss).....         (169)           38
 Accumulated deficit...............................   (4,274,175)   (4,263,674)
                                                      -----------   -----------
    Total stockholders' equity.....................       13,189        21,532
                                                      -----------   -----------
    Total liabilities and stockholders' equity.....  $    57,771  $     69,878
                                                      ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                 Three Months Ended      Six Months Ended
                                                                      June 30,                June 30,
                                                               --------------------    --------------------
                                                                   2004       2003         2004       2003
                                                               ---------  ---------    ---------  ---------
                                                                                (unaudited)
Revenues:
   License................................................... $   1,049  $   3,183    $   5,632  $  12,534
   Service...................................................     8,563      8,872       17,235     17,630
                                                               ---------  ---------    ---------  ---------
Total revenues...............................................     9,612     12,055       22,867     30,164
                                                               ---------  ---------    ---------  ---------
Cost of revenues:
   License...................................................       219        507        1,005      1,425
   Service (excluding stock-based compensation
       of $27, $124, $67, and $227 respectively).............     2,324      2,708        4,881      5,070
                                                               ---------  ---------    ---------  ---------
Total cost of revenues.......................................     2,543      3,215        5,886      6,495
                                                               ---------  ---------    ---------  ---------
Gross profit.................................................     7,069      8,840       16,981     23,669
                                                               ---------  ---------    ---------  ---------
Operating expenses:
   Sales and marketing (excluding stock-based compensation
    of $143, $664, $358 and $1,214 respectively).............     5,897      7,887       12,350     15,324
   Research and development (excluding stock-based
    compensation of $134, $621, $335 and $1,134 respectively)     5,078      5,943       10,062     12,023
   General and administrative (excluding stock-based
    compensation of $57, $269, $144 and $490 respectively)...     2,181      2,941        4,197      5,576
   Amortization of stock-based compensation..................       361      1,678          904      3,065
   Amortization of identifiable intangibles..................        33        253           52      1,453
                                                               ---------  ---------    ---------  ---------
Total operating expenses.....................................    13,550     18,702       27,565     37,441
                                                               ---------  ---------    ---------  ---------
Operating loss...............................................    (6,481)    (9,862)     (10,584)   (13,772)
Other income, net............................................        75         17          158        107
Income tax expense...........................................        66         --           --         --
                                                               ---------  ---------    ---------  ---------
Net loss..................................................... $  (6,472) $  (9,845)   $ (10,426) $ (13,665)
                                                               =========  =========    =========  =========

Basic and diluted net loss per share......................... $   (0.22) $   (0.43)   $   (0.36) $   (0.60)
                                                               =========  =========    =========  =========

Shares used in computing basic and
  diluted net loss per share.................................    28,939     23,201       28,790     23,088
                                                               =========  =========    =========  =========

See accompanying notes to unaudited condensed consolidated financial statements.

KANA Software, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                   2004        2003
                                                                 ---------  -----------
                                                                        (unaudited)
Cash flows from operating activities:
   Net loss.................................................... $ (10,501) $   (13,759)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities, net of acquisition:
     Depreciation..............................................     2,959        4,522
     Amortization of stock-based compensation..................       904        3,065
     Amortization of identifiable intangibles..................        52        1,453
     Change in allowance for doubtful accounts.................      (375)      (2,500)
     Changes in operating assets and liabilities:
         Accounts receivable...................................     4,748        7,404
         Prepaid and other current assets......................       557          831
         Other assets..........................................        83          338
         Accounts payable and accrued liabilities..............       763       (1,826)
         Accrued restructuring and merger......................    (1,817)      (1,351)
         Deferred revenue......................................    (3,104)      (5,506)
                                                                 ---------  -----------
     Net cash used in operating activities.....................    (5,731)      (7,329)
                                                                 ---------  -----------
Cash flows from investing activities:
   Short-term investments......................................      (713)      (1,267)
   Sales/maturities of short-term investments..................       724       11,739
   Property and equipment purchases............................      (323)        (466)
   Cash paid for acquisition, net of cash acquired.............      (421)          --
   Decrease (increase) in restricted cash......................       259          (14)
                                                                 ---------  -----------
         Net cash provided by (used in) investing activities...      (474)       9,992
                                                                 ---------  -----------
Cash flows from financing activities:
   Payments on capital lease obligations.......................        --          (27)
   Net proceeds from issuance of common stock..................       533          674
                                                                 ---------  -----------
         Net cash provided by financing activities.............       533          647
                                                                 ---------  -----------
Effect of exchange rate changes on cash and cash equivalents...      (205)         431
                                                                 ---------  -----------
Net increase (decrease) in cash and cash equivalents...........    (5,877)       3,741
Cash and cash equivalents at beginning of period...............    25,632       21,962
                                                                 ---------  -----------
Cash and cash equivalents at end of period..................... $  19,755  $    25,703
                                                                 =========  ===========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest...................... $      70  $        99
                                                                 =========  ===========
 Cash paid during the period for income taxes.................. $     151  $        53
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

The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated capital requirements for the next 12 months. However, failure to increase future orders and revenues beyond the level achieved in the first half of 2004 would require the Company to seek additional capital to meet its working capital needs during or beyond the next twelve months if the Company is unable to reduce expenses to the degree necessary to avoid incurring losses. If the Company has a need for additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company's products and services. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives.

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

In March 2004, the FASB approved Emerging Issues Task Force ("EITF") Issue 03-06 "Participating Securities and the Two-Class Method under FAS 128". EITF Issue 03-06 supersedes the guidance in Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share", and requires the use of the two- class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-06 addresses other forms of participating securities, including options, warrants, forwards and other contracts to acquire an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB Opinion No. 25 and FASB Statement No. 123. EITF Issue 03-06 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-06 did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 3. Business Combinations

On February 10, 2004, the Company completed the acquisition of a 100% equity interest in Hipbone, Inc. (Hipbone), a provider of online customer interaction solutions. The acquisition allows the Company to add Hipbone's Web collaboration, chat, co-browsing and file-sharing capabilities to its products. This transaction was accounted for using the purchase method of accounting, and operations of the acquired entity from February 10, 2004 are included in the Company's statement of operations for the six month period ended June 30, 2004. Under the terms of the agreement, the Company paid $265,000 and issued a total of 262,500 shares of KANA's common stock valued at approximately $926,000 using the five-trading-day average price surrounding the date the acquisition was announced on January 5, 2004, or $3.62 per share. The Company incurred a total of approximately $169,000 in direct transaction costs. The estimated purchase price was approximately $1.4 million, summarized as follows (in thousands):

Fair market value of common stock...  $     926
Cash consideration..................        265
Acquisition related costs...........        169
                                       ---------
Total purchase price................  $   1,360
                                       =========

As of the acquisition date, the Company recorded the fair market value of Hipbone's assets and liabilities. Fair market value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties. The values of Hipbone's intangible assets were determined primarily using the income approach. To the extent that the purchase price exceeded the fair value of the assets and liabilities assumed, goodwill was recorded. The resulting intangible assets acquired in connection with the acquisition are being amortized over a three-year period. The allocation of the purchase price to assets acquired and liabilities assumed was as follows (in thousands):

Tangible assets acquired............  $     178
Identifiable intangible assets acquired:
  Purchased technology..............        250
  Customer relationships............        150
  Goodwill..........................      1,175
Liabilities assumed.................       (393)
                                       ---------
Net assets acquired.................  $   1,360
                                       =========

Purchased intangible assets relate to $250,000 of existing technology and customer relationships valued at $150,000 acquired in connection with the acquisition of Hipbone.

In addition, in connection with the Company's acquisition of Silknet Software, Inc. ("Silknet") in April 2000, the Company acquired purchased intangible assets of $14.4 million relating to existing technology of Silknet. The purchased intangible assets related to Silknet were fully amortized as of April 2003.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. The Company reported amortization expense on purchased intangible assets of $52,000 and approximately $1.45 million for the six months ended June 30, 2004 and 2003, respectively.

Note 4. Stockholders' Equity

(a) Warrants

In September 2000, in connection with a global strategic alliance with Accenture, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock at $371.25 per share, through December 2005. The shares of the common stock issued were fully vested, and the Company reported a charge of approximately $14.8 million which was amortized over the term of the associated alliance agreement through December 2003. As of June 30, 2004, 33,997 shares of common stock subject to the warrant were fully vested and 38,503 had been forfeited. The warrant was valued using the Black-Scholes model, resulting in charges totaling $2.0 million of which $1.0 million was amortized over the term of the associated alliance agreement through December 2003 and $1.0 million was immediately expensed in the fourth quarter of 2000.

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

In September 2001, the Company issued to a customer a warrant to purchase up to 5,000 shares of common stock at $7.50 per share, exercisable until September 2006. The warrant will be fully vested in September 2006 and has a provision for acceleration of vesting with respect to 1,250 shares annually over four years if the customer meets certain marketing criteria. The warrant was valued using the Black-Scholes model resulting in a charge to stock-based compensation of approximately $29,000 which is being amortized over the five-year term of the agreement on a straight-line basis.

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

(b) Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Deferred stock-based compensation is recorded on the date of grant if the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, unvested options and warrants held by non-employees are subject to revaluation at each balance sheet date based on the then-current fair market value of the Company's common stock.

The Company amortizes deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28 ("FIN 28"). As of June 30, 2004, there was approximately $423,000 of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. The Company expects to amortize approximately $367,000 of this deferred stock-based compensation in the remainder of 2004, and approximately $56,000 in 2005. Amortization may be reduced in future periods to the extent employees are terminated prior to vesting.

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

                                                           Three Months Ended,      Six Months Ended,
                                                                June 30,                 June 30,
                                                       ----------------------   ----------------------
                                                         2004         2003        2004         2003
                                                       ---------    ---------   ---------    ---------
As Reported:
  Net loss.........................................  $   (6,415)  $   (9,894)  $ (10,501)  $  (13,759)

Compensation expense included in net loss,
net of tax (1).....................................  $      284   $      402   $     569   $      483

Compensation expense if FAS 123 had been adopted,
net of tax ........................................  $    3,018   $    3,132   $   5,767   $    1,495

Pro Forma:
  Net loss.........................................  $   (9,149)  $  (12,624)  $ (15,699)  $  (14,771)

Basic and diluted net loss per share
  As reported......................................  $    (0.22)  $    (0.43)  $   (0.36)  $    (0.60)
  Pro forma........................................  $    (0.32)  $    (0.54)  $   (0.55)  $    (0.64)

(1) The Company currently records and amortizes deferred stock-based compensation for warrants granted to non-employees. The compensation expense above relates only to employee-related options. Unearned deferred compensation resulting from employee and non-employee option grants is amortized on an accelerated basis over the vesting period of the individual options in accordance with FIN 28. Accordingly, the stock based compensation expense noted above is net of the reversal of previously recorded accelerated stock based compensation expense due to the forfeitures of those stock options prior to vesting.

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

                                                                Three Months Ended     Six Months Ended
                                                                     June 30,               June 30,
                                                              --------------------   --------------------
                                                                  2004       2003        2004       2003
                                                              ---------  ---------   ---------  ---------
Numerator:
Net Loss.................................................... $  (6,415) $  (9,894)  $ (10,501) $ (13,759)
                                                              ---------  ---------   ---------  ---------
Denominator:
Weighted-average shares of common stock outstanding ........    28,939     23,201      28,790     23,094
Less: weighted-average shares subject to repurchase ........        --         --          --         (6)
                                                              ---------  ---------   ---------  ---------
Denominator for basic and diluted calculation ..............    28,939     23,201      28,790     23,088
                                                              ---------  ---------   ---------  ---------
Basic and diluted net loss per share: ...................... $   (0.22) $   (0.43)  $   (0.36) $   (0.60)
                                                              =========  =========   =========  =========

All warrants and outstanding stock options have been excluded from the calculation of diluted net loss per share as all such securities were anti- dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share was (in thousands (unaudited)):

                                           Three Months Ended
                                                 June 30,
                                      -----------------------
                                          2004          2003
                                      ---------  ------------

Stock options and warrants .........     9,723         8,849

Note 6. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three and six months ended June 30, 2004 and 2003 were as follows (in thousands (unaudited)):

                                     Three Months Ended,          Six Months Ended,
                                         June 30,                     June 30,
                                 ------------------------     ------------------------
                                   2004           2003          2004           2003
                                 ---------      ---------     ---------      ---------
Net loss......................  $  (6,415)     $  (9,894)    $ (10,501)     $ (13,759)

Other comprehensive income (loss):

  Foreign currency translation
    adjustments, net of tax...       (137)          (214)         (205)          (431)
                                 ---------      ---------     ---------      ---------
Net change in other
  comprehensive income (loss).       (137)          (214)         (205)          (431)
                                 ---------      ---------     ---------      ---------
Comprehensive loss............  $  (6,552)     $ (10,108)    $ (10,706)     $ (14,190)
                                 =========      =========     =========      =========

Note 7. Commitments and Contingencies

(a) Legal Proceedings

The underwriters for KANA's initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA's stock between September 21, 1999 and December 6, 2000 in connection with the Company's initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA's and other issuers' securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although KANA believes that the plaintiffs' claims have no merit, the Company has decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The proposed settlement agreement is subject to final approval by the court and if approved, will be funded entirely by, KANA's insurers. Should the court fail to approve the settlement agreement, KANA believes it has meritorious defenses to these claims and would defend the action vigorously. As a consequence of the uncertainties described above regarding the amount the Company will ultimately be required to pay, if any, as of June 30, 2004, the Company has not accrued a liabilitiy for this matter.

On April 16, 2002, Davox Corporation (now Concerto Software) filed an action against the Company in the Superior Court, Middlesex, Commonwealth of Massachusetts, asserting breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, misrepresentation and unfair trade practices, in relation to an OEM Agreement between the Company and Davox under which Davox has paid a total of approximately $1.6 million in fees. Davox seeks actual and punitive damages in an amount to be determined at trial, and award of attorneys' fees. This action is in its early stages and has been re-filed in the Circuit Court of Cook County, Illinois. Management believes the Company has meritorious defenses to these claims and intends to defend the action vigorously. In the opinion of management, the Company does not believe that the settlement will have any material effect on its financial condition, results of operation or cash flows.

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

(c) Indemnifications

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

(d) Warranties

The Company offers warranties on its software products. To date, there have been no material payments or costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2004. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

(e) Outsourcing Arrangements

In January 2003, the Company began implementing an outsourcing strategy, which involves subcontracting a significant portion of its software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of transitioning these activities offshore, the Company reduced its research and development department by 88 employees in 2003. The Company signed contracts with development partners in 2003, with expected payments in 2004 of approximately $8.5 million, primarily on a time and materials basis. Payments under these contracts totaled approximately $5.2 million in the six months ended June 30, 2004. One contract requires a 90-day notice for cancellation, which would result in continued payments totaling $840,000 during the notice period.

Note 8. Restructuring costs

As of June 30, 2004, $8.4 million in restructuring liabilities remained on the Company's unaudited consolidated balance sheet in accrued restructuring costs. Cash payments for excess leased facilities during the six months ended June 30, 2004 totaled approximately $2.2 million. Cash received during the six months ended June 30, 2004 from subleases, totaled $254,000. The following table provides a summary of restructuring payments and liabilities during the first six months of 2004 (in thousands (unaudited)):

                      Restructuring                                           Restructuring
                        Accrual at                   Sublease      Effect of    Accrual at
                       December 31,     Payments     Payments      Exchange       June 30,
                           2003           Made       Received     Rate change      2004
                      --------------   ----------  ------------  ------------ --------------
Severance..........  $          184  $      (184) $         --  $         -- $           --
Facilities.........          10,010       (1,970)          254            83          8,377
                      --------------   ----------  ------------  ------------ --------------
Total .............  $       10,194  $    (2,154) $        254  $         83 $        8,377
                      ==============   ==========  ============  ============ ==============

If facilities rental rates continue to decrease, or if it takes longer than expected to find a suitable tenant to sublease the excess facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2010 unless the Company negotiates to exit the leases at an earlier date.

Note 9. Segment Information

The Company's chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company's long- lived assets are primarily in the United States. The following table provides geographic information on revenue, based upon the location of the customers, for the three and six months ended June 30, 2004 and 2003 (in thousands, (unaudited)):

                                        Three Months Ended         Six Months Ended
                                             June 30,                   June 30,
                                      ----------------------  ----------------------
                                          2004         2003       2004         2003
                                      ---------  -----------  ---------  -----------
United States ...................... $   6,583  $     9,063     15,350  $    21,284
United Kingdom......................     1,171        1,245      2,855        4,696
Asia Pacific........................       485          289      1,072        1,335
Other (1) ..........................     1,373        1,458      3,590        2,849
                                      ---------  -----------  ---------  -----------
                                     $   9,612       12,055     22,867       30,164
                                      =========  ===========  =========  ===========
  Represents sales to customers located primarily in Europe, other than the United Kingdom

During the three and six months ended June 30, 2004, no customer represented greater than 10% of total revenues. During the three and six months ended June 30, 2003, one customer represented 5% and 11%, respectively, of total revenues.

Note 10. Notes Payable

At June 30, 2004, the Company maintained a line of credit totaling $5.0 million, which is collateralized by all of its assets and bears an annual interest rate equal to the greater of the bank's prime rate or 4.0% (4.0% as of June 30, 2004 and 4.5% as of June 30, 2003). The line of credit expires in November 2004, at which time the entire balance of the line of credit will be due. Total borrowings as of June 30, 2004 and 2003 were $3.4 million under this line of credit. The line of credit contains a financial covenant that requires the Company to maintain at least a $6.0 million dollar balance in cash or cash equivalents with the bank at all times or pay a one-time fee of $10,000. The line of credit also requires that the Company maintains at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents and short-term investments. As of June 30, 2004, the Company was in compliance with all financial covenants.

Future payments due under the Company's debt and other obligations as of June 30, 2004 were as follows (in thousands (unaudited)):

                                                               Payments due by period
                                                -------------------------------------------------
                                                          Less than     1-3       3-5    More than
 Contractual Obligations:                        Total     1  year     years     years    5 years
                                                ------   ----------- --------   -------  --------
 Line of Credit                            $    3,427  $    3,427  $      --  $     -- $      --

 Non-cancelable Operating Lease Obligation     23,288       3,203     12,134     5,686     2,265

 Less: Sublease Income                         (1,812)       (163)      (860)     (574)     (215)

 Purchase Obligations (1)                         840         840         --        --        --
                                             ---------   ---------   --------   -------  --------
                                           $   25,743  $    7,307  $  11,274  $  5,112 $   2,050
                                            ==========  ==========  =========  ======== =========

(1) Represents minimum payments to one vendor providing outsourced software programming, quality assurance and technical documentation activities in India. The agreement is cancelable with 90 days notice.

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

Overview

We are a leading provider of Service Resolution Management (SRM) software solutions, primarily, knowledge-powered customer service solutions that provide information to resolve customer inquiries more efficiently, accurately, and consistently. Our applications enable organizations to improve the quality and efficiency of interactions with customers and partners across multiple communication points, including web contact, web collaboration, email, and telephone. As a result, our target market is comprised of large enterprises with a high volume of customer interactions, such as banks, telecommunications companies, high-tech manufacturers, healthcare organizations, and government agencies.

KANA is headquartered in the Silicon Valley in Menlo Park, California, with offices in Japan, Korea, and throughout the United States and Europe. Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from training and consulting. Our products are generally installed by our customers, using a system integrator, such as IBM, Accenture or Bearing Point. To a large degree, we rely on our relationships with these system integrators who co-develop, recommend, and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. However, since our applications are generally installed by our customers using a system integrator, the overall cost of implementing our software can be increased substantially, subjecting the prospective customers' purchase to more levels of required approval and scrutiny of projected cost savings in their customer service and marketing departments. Consequently, we face difficulty predicting the period in which sales to expected customers will occur, if at all, which results in greater uncertainty with respect to our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

We have grown rapidly through acquisitions until recent years. These acquisitions provided us with much of the core technology used in our applications. In 2001 through 2003, we substantially reduced the scale of our operations as we began leveraging the service and development capabilities of system integrators, reduced costs and focused our product offerings.

In the past three and a half years, we have experienced a cautious purchasing environment in our industry. We feel that this is largely a reaction to the uncertain economy, which had a disproportionate effect on information technology spending. While general economic conditions began to stabilize and improve in the second half of 2003, we believe that our market continued to exhibit cautiousness and uncertainty and that as a result, many enterprises continued to be reluctant to invest in large software applications, particularly in our industry.

Since 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. For the three and six months ended June 30, 2004, we recorded a net loss of $6.4 million and$10.5 million, respectively. As of June 30, 2004, we had an accumulated deficit of $4.3 billion, which included approximately $2.7 billion related to goodwill impairment charges in prior years. We expect our operating expenses in the second half of 2004 to be lower in absolute dollars than the same period of 2003 as a result of our personnel and facility cost reductions throughout 2003. We expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditures needs for the next 12 months.

In the first quarter of 2003, we began implementing an outsourcing strategy, which involved subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to Accenture, HCL, IBM and Bearing Point with staffing in India and China.

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

As of June 30, 2004, we had 206 full-time employees, which represents a slight decrease from 211 employees at December 31, 2003.

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

Reserve for Loss Contract. For professional services arrangements involving a fixed fee, we assess whether a loss reserve is necessary, estimate the total expected costs of providing services necessary to complete the contract and compare these costs to the fees expected to be received under the contract. For example, we were party to a contract with a customer that provided for fixed fee payments in exchange for services upon meeting certain milestone criteria. Based on the analysis we performed in the fourth quarter of 2000, we expected the costs to complete the project to exceed the associated fees, and accordingly we recorded a loss reserve of $1.4 million in the quarter ended December 31, 2000. As a result of our restructuring in the third quarter of 2001, substantially all of the remaining professional services required under the contract were being provided by a third party, and we recorded an additional loss reserve of $6.1 million based upon an analysis of costs to complete these services. In the second quarter of 2002, we began discussions with the customer regarding the timing and scope of the project deliverables, which led to an amendment in August 2002 to the original contract. Based on the amendment and associated negotiations with a third-party integrator that had been providing implementation services to the customer, we recorded a charge of approximately $15.6 million to cost of services revenue in the second quarter of 2002 and in accordance with the terms of the amendment were relieved from providing any further implementation services under the contract. The amendment required that we transfer $6.9 million to an escrow account (which included $5.8 million previously reported as restricted cash) to compensate any third-party integrator for the continued implementation of the customer's system. The charge also included $8.5 million of fees that we had paid the third-party integrator prior to the amendment. During the second quarter of 2002, we received a scheduled payment of $4.0 million associated with the original agreement that we reported as deferred revenue. The $4.0 million is being recognized as revenue as we fulfill our support and training obligations. As of June 30, 2004, we had recognized $1.9 million of the $4.0 million as revenue, and $2.1 million remained in deferred revenue, of which $1.2 million relates to support and will be recognized in equal installments through the first quarter of 2006. The remaining $0.9 million relates to training and will be recognized as we perform training obligations, but not later than the third quarter of 2005 when the training credits expire.

Accounting for Internal-Use Software. Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally, and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software's estimated useful life (generally five years) using the straight- line method. As of June 30, 2004, we had $9.6 million of capitalized costs of internal use software, net of $5.6 million accumulated depreciation.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of these assets. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations. Based on our assessment as of June 30, 2004, we determined that no such impairment of internal-use software existed.

Restructuring. During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities. We have a total of approximately 82,000 square feet of excess space available for sublease or renegotiation. Locations of the excess space include Menlo Park, California, Princeton, New Jersey and Marlow in the United Kingdom. Remaining lease commitment terms on these leases vary from seven to eight years. We are seeking to sublease or renegotiate the obligations associated with the excess space. We had estimated exit costs of $8.4 million in accrued restructuring costs relating to excess leased facilities as of June 30, 2004. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount and timing of potential sub-leases for the respective facilities. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets continues to deteriorate, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. For example, in December 2003, we recorded $1.7 million in restructuring costs related to a change in evaluation of real estate market conditions in the United Kingdom, and changes in sublease estimates based on communication from current and potential subtenants in the United States. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of June 30, 2004, our estimate of accrued restructuring cost assumes receipt of $9.2 million in sublease payments that are not yet subject to any contractual arrangement and, in most cases, a potential sublessor has not been identified. We have assumed that the majority of these sublease payments will begin in 2005 through 2007 and continue through the end of the related leases.

Goodwill and Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense being recorded in each period. Amortization of goodwill ceased as of January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. We are now required to test goodwill for impairment under certain circumstances and write down goodwill when it is impaired. We have determined that our consolidated results comprise one reporting unit for the purpose of impairment testing through June 30, 2004.

During the three months ended June 30, 2004 we performed our annual test for goodwill impairment as required by SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). We completed our evaluation and concluded that goodwill was not impaired as the fair value of KANA exceeded its carrying value, including goodwill. The amount of goodwill as of June 30, 2004 was $8.6 million. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

We continually monitor for any potential indicators of impairment of goodwill and we have determined that no such indicators have arisen during 2004. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues (in thousands).

                                                      Three Months Ended                         Six Months Ended
                                                          June 30,                                   June 30,
                                              -------------------------------------      -------------------------------------
                                                       2004                2003                   2004                2003
Revenues:                                     -----------------   -----------------      -----------------   -----------------
     License..............................   $   1,049      11% $   3,183      26%    $   5,632      25% $  12,534      42%
     Service..............................       8,563      89       8,872      74         17,235      75      17,630      58
                                              --------- -------   --------- -------      --------- -------   --------- -------
Total revenues............................       9,612     100      12,055     100         22,867     100      30,164     100
                                              --------- -------   --------- -------      --------- -------   --------- -------
Cost of revenues:
     License..............................         219       2         507       4          1,005       4       1,425       5
     Service*.............................       2,324      24       2,708      22          4,881      21       5,070      17
                                              --------- -------   --------- -------      --------- -------   --------- -------
Total cost of revenues....................       2,543      26       3,215      27          5,886      26       6,495      22
                                              --------- -------   --------- -------      --------- -------   --------- -------
Gross profit..............................       7,069      74       8,840      73         16,981      74      23,669      78
                                              --------- -------   --------- -------      --------- -------   --------- -------
Operating expenses:
  Sales and marketing*....................       5,897      61       7,887      65         12,350      54      15,324      51
  Research and development*...............       5,078      53       5,943      49         10,062      44      12,023      40
  General and administrative*.............       2,181      23       2,941      24          4,197      18       5,576      18
  Amortization of stock-based compensation         361       4       1,678      14            904       4       3,065      10
  Amortization of identifiable intangibles          33      --         253      --             52      --       1,453       5
                                              --------- -------   --------- -------      --------- -------   --------- -------
Total operating expenses..................      13,550     141      18,702     152         27,565     121      37,441     124
                                              --------- -------   --------- -------      --------- -------   --------- -------
Operating loss............................      (6,481)    (67)     (9,862)    (82)       (10,584)    (46)    (13,772)    (46)
Other income (expense), net...............          75       1          17      --            158       1         107      --
Income tax expense........................          (9)     --         (49)     --            (75)     --         (94)     --
                                              --------- -------   --------- -------      --------- -------   --------- -------
Net loss..................................   $  (6,415)    (66)%    (9,894)    (82)%    $ (10,501)    (45)%   (13,759)    (46)%
                                              ========= =======   ========= =======      ========= =======   ========= =======

* Excludes amortization of deferred stock based compensation

Three and Six Months Ended June 30, 2004 and 2003

Revenues

License revenue decreased 67% and 55%, respectively, for the three and six months ended June 30, 2004 compared to the same periods in the prior year. License revenue constituted 11% of total revenues during the three months ended June 30, 2004, compared to 26% for the same period last year. For the six months ended June 30, 2004, license revenues constituted 25% of total revenues, compared to 42% for the same period last year. These decreases were the result of fewer license transactions in 2004 compared to 2003. We believe the decrease in 2004 was due to a number of factors including; a lengthening of the sales cycle as we rely more heavily on systems integrators to source and close transactions, competitive pricing pressures and continued uncertainty in information technology spending in our market. This uncertainty has resulted in our customers deferring purchase decisions to conduct more thorough evaluations, as well as purchasing smaller initial implementations of software. For example, one customer transaction in excess of $1.0 million dollars that we expected to close in the second quarter of 2004 did not close until July of 2004. While we expect to increase license revenue throughout the remainder of 2004, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is uncertain and intensely competitive, and our sales cycle is long and unpredictable. The lack of predictability has increased as we have increased our reliance on systems integrators in our sales process. Our backlog, which relates to firm orders not yet recognized as revenue, decreased slightly during the quarter, from $23.0 million at March 31, 2004 to $22.2 million as of June 30, 2004. The substantial majority of these firm orders relate to annual support contracts, and were invoiced and recorded as deferred revenue. These support contracts are being recognized as maintenance revenue evenly over the associated maintenance period.

Our service revenues consist of support service revenue (primarily from customer support and product maintenance) and professional services revenue (primarily from consulting and training services). Service revenue in the three and six months ended June 30, 2004, was consistent with the corresponding period of 2003, decreasing only 3% and 2%, respectively. The relative consistency of service revenues was due to the nature of support revenues, which are recognized evenly over the related maintenance period, and are typically renewed for one- year periods.

Revenues from domestic sales were $6.6 million and $9.1 million for the three months ended June 30, 2004 and 2003, respectively, and $15.4 million and $21.3 million for the six months ended, respectively. Revenues from international sales were $3.0 million and $2.7 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended international sales were $7.5 million and $8.9 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in both domestic and international revenues in 2004 was primarily a result of lengthening sales cycles and the continuing uncertainty in information technology spending in our markets, both by our customers and potential customers. For the remainder of 2004, we expect international revenue to fluctuate as a percentage of overall revenue.

Cost of Revenues

Cost of license revenue consists primarily of third-party software royalties, and to a lesser extent, costs of product packaging and documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue was 21% and 18% for the three and six months ended June 30, 2004 compared to 16% and 11% for the same period in the prior year, respectively. The overall increase in cost of license revenue as a percentage of license revenue in the 2004 periods compared to the same periods in 2003 was due to the decrease in license revenue in 2004 while certain of our royalty costs remained constant. Regardless of whether we sell fewer licenses, some of our royalty costs are constant due to the fixed nature of some of the fees in our royalty contracts, such as term license agreements, with third party suppliers. We expect that our cost of license revenue as a percentage of license revenues will vary through the remainder of 2004, based on changes in the mix of products we sell.

Cost of service revenues consists primarily of salaries and related expenses for our customer support, consulting, and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenues as a percentage of service revenues was 27% and 28% for the three and six months ended June 30, 2004 compared to 31% and 29% for the same period in the prior year. This decrease was associated with the change in mix of service revenues, whereby customer revenues, which yield a higher gross margin than other service revenues due to the more consistent utilization of customer support staff, comprised a slightly higher percentage of service revenue in 2004. Professional services revenue yields a lower gross margin than maintenance revenues, and such revenue comprised 9% of service revenues in the three months ended June 30, 2004 compared to 11% for the same period in the prior year. We anticipate that our cost of service revenue as a percentage of service revenue will be relatively constant for the remainder of 2004.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, lead-generation programs and marketing materials. Sales and marketing expenses decreased $2.0 million, or 25% and $3.0 million, or 19% for the three and six months ended June 30, 2004 and 2003, respectively. The $2.0 million decrease in expense during the three months ended June 30, 2004 compared to prior year was primarily a result of a $0.4 million reduction in salary and related expenses and a $1.1 million decrease in travel and entertainment expenses. The $3.0 million decrease in expense during the six months ended June 30, 2004 compared to prior year was primarily a result of a $1.0 million decrease in salary and related expenses and a $1.4 million decrease in travel and entertainment expenses. In addition to these reductions, we spent $0.3 million less in marketing programs for the three and six months ended June 30, 2004 compared to the same period in the prior year. The decreases in salary and travel and entertainment expenses were primarily attributable to a net reduction of sales and marketing positions throughout 2003 as a result of our restructuring activities in prior years. As of June 30, 2004, we had 78 personnel in sales and marketing, compared to 95 as of June 30, 2003, an 18% reduction which resulted in savings of approximately $0.4 million and $1.0 million in salary and benefits expenses for the three and six months ended June 30, 2004, respectively.

We anticipate that sales and marketing expenses will increase slightly in absolute dollars for the remainder of 2004 compared to the first half of 2004, primarily due to the variable nature of sales commission expense. Thereafter, sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels, which could result in a change in the size of our sales force.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by $0.9 million, or 15% and $2.0 million, or 16% for the three and six months ended June 30, 2004 and 2003, respectively. The $0.9 million decrease in expense during the three months ended June 30, 2004 compared to prior year, was primarily driven by a $0.9 million reduction in salary and related expense and a $0.6 million reduction in allocated benefits, facility and operations costs and was partially offset by a $0.6 million increase in outsourcing expense. The $2.0 million reduction in expense during the six months ended June 30, 2004 compared to the same period last year was a result of a $2.2 million reduction in salary and related expense and a $1.5 million reduction in allocated benefits, facility and operations costs and was partially offset by a $2.0 million increase in expenses paid to our development partners with staffing in India and China.

As of June 30, 2004, we had 38 personnel in research and development, compared to 76 as of June 30, 2003, a 50% reduction. The reduction in headcount was attributable to the transitioning of our software programming, quality assurance and technical documentation activities to our international third party development partners beginning in the first quarter of 2003.

We anticipate that quarterly research and development expenses will be fairly consistent in absolute dollars for the remainder of 2004 compared to the first quarter of 2004. Thereafter research and development expenses may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased $0.8 million, or 26% and $1.4 million, or 25% for the three and six months ended June 30, 2004 and 2003, respectively. The $0.8 million decrease in expense during the three months ended June 30, 2004 compared to prior year was a result of an approximate $0.8 million reduction in professional services fees. The $1.4 million decrease in expense during the six months ended June 30, 2004 was primarily a result of a $1.1 million reduction in professional services expense.

We anticipate that general and administrative expenses will remain fairly consistent in absolute dollars over the next few quarters and thereafter may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, bad debt expense and other administrative costs.

Amortization of Deferred Stock-Based Compensation. We amortize deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FIN 28. As of June 30, 2004, there was approximately $423,000 of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. We expect to amortize approximately $367,000 of this deferred stock-based compensation in the remainder of 2004, and approximately $56,000 in 2005. Amortization may be reduced in future periods to the extent employees are terminated prior to vesting. The following table details, by operating expense, our amortization of stock-based compensation (in thousands):

                                       Three Months Ended   Six Months Ended
                                              June 30,          June 30,
                                           2004    2003      2004    2003
                                        -------  -------  -------  -------
Cost of service ...................... $    27  $   124       67  $   227
Sales and marketing ..................     143      664      358    1,214
Research and development .............     134      621      335    1,134
General and administrative ...........      57      269      144      490
                                        -------  -------  -------  -------
Total ................................ $   361  $ 1,678      904  $ 3,065
                                        =======  =======  =======  =======

Amortization of Identifiable Intangibles. The amortization of identifiable intangible assets recorded in the three months ended June 30, 2004 related to $400,000 of purchased identifiable intangibles in connection with the Hipbone acquisition in February 2004. The amortization of identifiable intangible assets recorded in 2003 related to $14.4 million of purchased technology recorded as an intangible asset in connection with the merger with Silknet in April 2000. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. Amortization for the three months ended June 30, 2004 was $33,000 compared to $253,000 for the same period in the prior year. Amortization for the six months ended June 30, 2004 was $52,000 compared to $1.5 million for the same period in the prior year. The purchased intangible assets related to Silknet were fully amortized as of April 2003. We expect amortization of intangibles to be $33,000 per quarter, through the first quarter of 2007. Amortization may increase if we acquire another company.

Other Income, Net

Other income consists primarily of interest income earned on cash and investments, offset by interest expense primarily relating to our line of credit. We expect other income to fluctuate in accordance with our cash balances and interest rates.

Provision for Income Taxes

We have incurred operating losses on a consolidated basis for all periods from inception through June 30, 2004. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely. As of June 30, 2004, certain consolidated foreign entities were profitable based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $75,000 in those foreign jurisdictions.

Liquidity and Capital Resources

As of June 30, 2004, we had $27.1 million in cash, cash equivalents and short-term investments, compared to $33.0 million at December 31, 2003. As of June 30, 2004, we had negative working capital of $4.2 million, compared to negative $10.5 million as of June 30, 2003.

History and recent trends. We have had negative cash flows from operations in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, with cash acquired in acquisitions. The cash we have used in operations has decreased significantly in recent years, from $112.4 million in 2001 to $42.2 million in 2002 to $12.7 million in 2003, to $5.7 million for the six months ended June 30, 2004. This reduction in operating cash outflows has been a result of a 74% decrease in overall cost of revenues, sales and marketing, research and development, general and administrative, and merger and restructuring costs from 2001 to 2003, offset in part, by a 33% decrease in revenues during the same period. Our cost reductions have been realized based on our 2001 restructuring plan, as well as various cost controls and operational efficiencies realized since 2001. In 2001, 2002 and 2003, we implemented successive net workforce reductions of approximately 772, 44, and 154 employees, respectively, including 88 positions eliminated in 2003 as a result of our outsourcing of development activities to development partners with staffing overseas. During the second quarter of 2004, we had a net workforce reduction of 5 positions. For the remainder of 2004, we do not expect significant changes in headcount. However, staffing will change from time to time based upon the balancing of roles between employees and outsourced staffing. Though we intend to undertake modest cost-cutting measures, we expect to experience negative cash flow of up to $7.0 million in total during the second half of 2004 because our revenues were below our expectations for the second quarter, and we typically collect the majority of license revenue in any given quarter during the following quarters.

Primary driver of cash flow. Our ability to generate cash in the future relies upon our success in generating sufficient sales transactions, especially new license transactions. We expect our maintenance renewals in 2004 to grow slightly from 2003. Since the number of new license transactions is relatively small and difficult to predict, we may not be able to generate the anticipated level of new license transactions in any particular future period. From time to time, changes in assets and liabilities, such as changes in levels of accounts receivable and payable will affect our cash flows. However, we do not expect these changes to materially affect our future cash flows over time, since we expect relative stability, or slight growth, in these assets and liabilities.

Operating cash flow. Our operating activities used $5.7 million of cash for the six months ended June 30, 2004, which included a $10.5 million net loss, offset by non-cash charges of $3.0 million in depreciation and $1.0 million in amortization of deferred stock-based compensation and identifiable intangible assets. Operating cash flows were positively effected by a $4.7 million reduction in accounts receivable, a $0.5 million reduction in prepaids and other current assets and a $0.8 million increase in accounts payable and accrued liabilities, offset by $1.8 million in net payments relating to restructured facilities and a $3.1 million decrease in deferred revenue.

Investing cash flow. Our investing activities used $0.5 million of cash for the six months ended June 30, 2004, which consisted primarily of $0.4 million in cash paid in connection with the acquisition of Hipbone and $0.3 million of property and equipment purchases, offset by $0.3 million in transfers of restricted cash to cash upon expiration of letters of credit.

Financing cash flow. Our financing activities provided $0.5 million in cash for the six months ended June 30, 2004 due to net proceeds from issuances of common stock to employees who exercised stock options and participated in the Company's Employee Stock Purchase Plan.

Existence and timing of contractual obligations. We have a line of credit totaling $5.0 million, which is collateralized by all of our assets, bears interest at the bank's prime rate (4.0% as of June 30, 2004), and expires in November 2004 at which time the entire balance under the line of credit will be due. Total borrowings under the line of credit were $3.4 million as of June 30, 2004. The line of credit requires that we maintain at least a $6.0 million balance in any account at the bank or pay a one-time fee of $10,000. The line of credit also requires that we maintain at all times a minimum of $20.0 million as short-term unrestricted cash, cash equivalents and investments that mature within twelve months. If we default under this line of credit, including through a violation of any of these covenants, the entire balance under the line of credit will become immediately due and payable. As of June 30, 2004, we were in compliance with all covenants of the line of credit agreement. Future payments due under debt and lease obligations and contractual commitments related to outsourcing agreements as of June 30, 2004 were as follows (in thousands):

                                                                  Payments due by period
                                                --------------------------------------------------
                                                          Less than    1-3       3-5     More than
 Contractual Obligations:                        Total    1  year     years     years    5 years
                                                ------   ----------- --------   -------  ---------
 Line of Credit                            $    3,427  $    3,427  $      --  $     -- $       --

 Non-cancelable Operating Lease Obligation     23,288       3,203     12,134     5,686      2,265

 Less: Sublease Income                         (1,812)       (163)      (860)     (574)      (215)

 Purchase Obligations (1)                         840         840         --        --         --
                                             ---------   ---------   --------   -------  ---------
                                           $   25,743  $    7,307  $  11,274  $  5,112 $    2,050
                                            ==========  ==========  =========  ======== ==========

(1)Represents minimum payments to one vendor providing outsourced software programming, quality assurance and technical documentation activities in India. The agreement is cancelable with 90 days notice.

Off-balance sheet arrangements. In accordance with generally accepted accounting principals (GAAP), none of our operating lease obligations are reflected on our balance sheet. Virtually all of our operating leases relate to facilities and do not involve a transfer of ownership at the end of the lease. We have no other off-balance sheet arrangements.

Cash held in foreign locations. As of June 30, 2004, we had $6.7 million held by our 100%-owned foreign subsidiaries, primarily in Europe and Japan. We believe our access to this cash is unencumbered, and drawing on such cash would not result in withholding or repatriation charges due to our intercompany receivable balances and transfer pricing arrangements with these entities.

Outlook. Based on our current revenue expectations, we expect our cash and cash equivalents, short-term investments on hand and net cash from operations to be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. If we fail to increase future orders and revenues beyond the level we achieved in the first two quarters of 2004, we would need to reduce our expenditures or raise additional funds.

If needed, we may seek to raise such additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. If additional funds are raised through the issuance of equity or equity- related securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. Failure to raise such additional financing, if needed, may prevent us from being able to achieve our long-term business objectives.

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

Our quarterly revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions is generally large relative to our total revenue in any quarter, particularly as we have focused on larger enterprise customers and on licensing our more comprehensive integrated products and have involved system integrators in our sales process. For example, for the six months ended June 30, 2003, two customers, IBM and Highmark, represented 11% and 9%, respectively, of our total revenues. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. In part as a result of this aspect of our business, our quarterly revenues and operating results may fluctuate in future periods and we may fail to meet the expectations of investors and public market analysts, which could cause the price of our common stock to decline. We expect the concentration of revenues among fewer customers to continue in the future.

Our dependence on large orders for our operating results in any given quarter makes us vulnerable to prospective customers' budgetary timelines and constraints.

Since the slowdown in the general economy that began in 2001, we believe that many existing and potential customers have reassessed and reduced their planned technology and software investments and are deferring purchasing decisions, requiring additional evaluations and levels of internal approval for software investment and lengthening their purchase cycles. Further delays or reductions in business spending for information technology could have a material adverse effect on our revenues and operating results. Consequently, if sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, a lost or delayed sale could result in revenues that are lower than expected. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur, which contributes to the uncertainty of our future operating results. In recent periods, we have experienced increases in the length of a typical sales cycle. This trend may add to the uncertainty of our future operating results and reduce our ability to anticipate our future revenues.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle and we rely on systems integrator partners for sales.

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken anywhere from 3 to 12 months. Furthermore, we increasingly rely on systems integrators to identify, influence and manage large transactions with customers, and we expect this trend to continue as our industry consolidates. Selling our products in conjunction with our systems integrators who are proposing their implementation services of our products can involve a particularly long and unpredictable sales cycle, as it typically takes more time for the prospective customer to evaluate proposals from multiple vendors. In addition, when systems integrators propose the use of our products to their customers, it is typically part of a larger project, which can require more levels of customer approvals. Our sales cycle typically requires pre-purchase evaluation by a significant number of individuals in our customers' organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. The continuing stagnancy of information technology spending in our markets has led to a significant increase in the time required for this process.

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

Our business model generally depends on the sale of our products to new customers as well as on expanded use of our products within our customers' organizations. If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These customers may not purchase additional licenses to expand their use of our products. If these customers do not successfully develop and deploy initial applications based on our products, they may choose not to purchase deployment licenses or additional development licenses. In addition, as we introduce new versions of our products, new product lines or new product features, our current customers might not require the additional functionality we offer and might not ultimately license these products. Furthermore, because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future services revenue. Also, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. If customers were unable to pay for their current products or are unwilling to purchase additional products, our revenues would decline. Additionally, most of our sales in the first quarter of 2004 were to repeat customers. If a significant existing customer or a group of existing customers decide not to repeat business with us, our revenues would decline and our business would be harmed.

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

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition with our products from systems designed in-house and by our competitors. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for eCRM platforms are larger, more established companies such as Siebel Systems, Inc. and PeopleSoft, Inc., and to a lesser extent, Oracle and SAP. We also face competition from E.piphany, Inc., Chordiant Software, Inc., Primus Knowledge Solutions, and Astute, Inc. with respect to specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise. As we have combined and enhanced our product lines to offer a more comprehensive software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of June 30, 2004, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

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

Reductions in our workforce may adversely affect our ability to release products and product updates in a timely manner.

We substantially reduced our headcount in 2003 from a total of 365 employees as of December 31, 2002 to 211 as of December 31, 2003. As of June 30, 2004, we had 206 employees. The majority of this reduction was the result of our decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners in early 2003. We reduced the size of our research and development department by 88 employees in the year ended December 31, 2003 to 40 employees at the end of the year. Our outsourcing plan may yield unanticipated consequences, such as an inability to release products within expected timeframes. For example, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operation. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

We may be unable to hire and retain the skilled personnel necessary to develop and grow our business.

Our uncertain economic conditions may create concern among existing employees about job security, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. our staff to support new customers and the expanding needs of our existing Because our stock price declined drastically in recent years, and has not experienced any sustained recovery from the decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide customer service and execute our strategy would be negatively affected.

For example, our ability to increase revenues in the future depends considerably upon our success in training and retaining effective direct sales personnel and the success of our direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. The majority of our senior sales management have recently joined the company. In addition, we have experienced significant turnover in our sales force, and may experience further turnover in future periods. It generally takes a new salesperson six or more months to become productive, and they may not be able to generate new sales. Our business will be harmed if we fail to retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated.

Furthermore, our success depends on the performance of our senior management. For example, we are currently in the process of searching for a chief financial officer. In the absence of this key position, additional burden is placed on our finance department-particularly since we are also in the process of identifying and retaining a new audit firm.

If we fail to respond to changing customer preferences in our market, demand for our products and our ability to enhance our revenues will suffer.

If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we might be unable to attract new customers. Our industry is characterized by rapid and substantial developments in the technologies and products that enjoy widespread acceptance among prospective and existing customers. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead- time. In addition, if our international development partners fail to provide the development support we need, our products and product documentation could fall behind those produced by our competitors, causing us to lose customers and sales. We might not be successful in marketing and supporting recently released versions of our products, such as our SRM and OnDemand offerings, or developing and marketing other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they might not achieve market acceptance. We have experienced delays in releasing new products and product enhancements in the past and could experience similar delays in the future. These delays or problems in the installation or implementation of our new releases could cause us to lose customers.

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

Since becoming a publicly traded security listed on Nasdaq in September 1999, our common stock has reached a closing high of $1,698.10 per share and closing low of $0.65 per share. The last reported sale price of our shares on August 11, 2004 was $2.95 per share. Under Nasdaq's listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq may choose to notify us that it may delist our common stock from the Nasdaq National Market. If the closing bid price of our common stock did not thereafter regain compliance for a minimum of 10 consecutive trading days during the 180 days following notification by Nasdaq, Nasdaq could delist our common stock from trading on the Nasdaq National Market. There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe. Any of these third parties might make a claim of infringement against us. For example, from time to time, companies have asked us to evaluate the need for a license of patents they hold, and we cannot assure you that patent infringement claims will not be filed against us in the future. Other companies may also have pending patent applications (which are typically confidential for the first eighteen months following filing) that cover technologies we incorporate in our products.

In addition, many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop noninfringing technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non- infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

We may face higher costs and lost sales if our software contains errors.

We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the mission critical nature of many of our products and services, errors could be particularly problematic. In the past, we have discovered software errors in some of our products after their introduction. We have only a few "beta" customers that test new features and functionality of our software before we make these features and functionalities generally available to our customers. If we are not able to detect and correct errors in our products or releases before commencing commercial shipments, we could face:

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

A substantial proportion of our revenues is generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 22% of our total revenues for the six months ended June 30, 2004, and 32% of our total revenues for the six months ended June 30, 2003. We have established offices in the United Kingdom, Germany, Japan, the Netherlands, Belgium, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, any expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, as well as additional support personnel. For any such expansion, we will also need to, among other things expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, if international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increases in our tax rates. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than we anticipate.

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

The recently announced change in our auditors will result in additional costs and difficulties in complying with new regulations governing public company corporate governance and reporting.

Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs, and the change in our auditors that we announced in July 2004 will add to the overall cost and effort required for compliance. Any new auditor will not have the institutional knowledge of the company and its management held by the resigning auditor, and the transition will require significant additional efforts on the parts of our finance personnel and management. Furthermore, such a new auditor will require some time to become as efficient as the prior auditor, potentially imposing significant additional costs on us. The process is particularly difficult and important at this time, as we, like other public companies, are preparing for new accounting disclosures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002. In particular, we are preparing to provide, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2005, an annual report on our internal control over financial reporting and auditors' attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act. Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs. Also, there can be no assurance that we will be able to fully comply with these new laws and regulations. Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. In the three months ended June 30, 2004, revenues from customers outside of the United States approximated 30% of total revenues. Generally, our sales are made in local currency. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge against foreign exchange risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

We are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the US dollar and the Euro and British pound. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2004, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

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

Changes in Internal Control Over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and acting Chief Financial Officer did not identify any change in our internal control over financial reporting during the six-month period ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA's stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA's and other issuers' securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs' claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The proposed settlement agreement is subject to final approval by the court and, if approved, will be funded entirely by KANA's insurers. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and would defend the action vigorously. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of June 30, 2004, we have not accrued a liability for this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on June 7, 2004 to act on the following matters:

  The election of two Class II directors of KANA, to serve until 2007 annual meeting of stockholders and until a successor has been elected and qualified or until earlier resignation, death or removal. The shares voted for and withheld from Jerry Batt and Tom Galvin, the Board of Directors' nominees, were as follows:

Nominee	For	Withheld
Jerry Batt	24,584,382	564,825
Tom Galvin	24,580,354	568,853

  A proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent auditors for fiscal 2004. The shares voted for and against this action were 25,087,114 and 39,644, respectively, with 22,449 shares abstaining.

Based on the voting results, the nominated directors were elected to the board and the ratification of the selection of PricewaterhouseCoopers LLP as our independent auditors was approved.

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

On April 22, 2004, we furnished a Current Report and amended Current Report on Form 8-K reporting under Item 12 that KANA issued a press release announcing its financial results for the fiscal quarter ended March 31, 2004 and certain other information.

On April 5, 2004, we furnished a Current Report on Form 8-K reporting under Item 12 that KANA issued a press release announcing preliminary financial results for the fiscal quarter ended March 31, 2004 and certain other information. Also on April 5, 2004, we filed a Current Report on Form 8-K reporting under Item 5 certain preliminary financial results for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2004	KANA Software, Inc.

/s/ Chuck Bay Chuck Bay Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Michelle Philpot Michelle Philpot Acting Chief Financial Officer (Principal Financial and Accounting Officer)