Form 10-Q
period 2004-09-30
KANA SOFTWARE INC
filed 2004-11-15
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File number 000-27163

KANA Software, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

181 Constitution Drive

Menlo Park, California 94025

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (650) 614-8300

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On October 29, 2004, approximately 29,299,263 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

KANA Software, Inc.

Form 10-Q

Quarter Ended September 30, 2004

Part I: Financial Information

Item 1:	Financial Statements

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,898	$25,632
Short-term investments	4,293	7,324
Accounts receivable, less allowance for doubtful accounts of $662 in 2004 and $1,187 in 2003	2,528	7,908
Prepaid expenses and other current assets	2,976	3,527

Total current assets	29,695	44,391
Restricted cash	202	461
Property and equipment, net	12,258	15,435
Goodwill	8,623	7,448
Intangible assets, net	315	—
Other assets	2,111	2,143

Total assets	$53,204	$69,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,427	$3,427
Accounts payable	2,605	2,238
Accrued liabilities	9,356	10,678
Accrued restructuring	2,701	3,336
Deferred revenue	18,252	20,544

Total current liabilities	36,341	40,223
Deferred revenue, less current portion	1,087	1,265
Accrued restructuring, less current portion	5,207	6,858

Total liabilities	42,635	48,346

Stockholders’ equity:
Common stock	201	201
Additional paid-in capital	4,287,771	4,286,508
Deferred stock-based compensation	(104)	(1,541)
Accumulated other comprehensive income (loss)	253	38
Accumulated deficit	(4,277,552)	(4,263,674)

Total stockholders’ equity	10,569	21,532

Total liabilities and stockholders’ equity	$53,204	$69,878

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)
Revenues:
License	$3,827	$5,083	$9,459	$17,617
Service	8,583	8,750	25,818	26,380

Total revenues	12,410	13,833	35,277	43,997

Cost of revenues:
License	191	578	1,229	2,003
Service (excluding stock-based compensation of $14, $98, $53, and $325 respectively)	2,239	2,381	7,120	7,451

Total cost of revenues	2,430	2,959	8,349	9,454

Gross profit	9,980	10,874	26,928	34,543

Operating expenses:
Sales and marketing (excluding stock-based compensation of $152, $522, $662 and $1,736 respectively)	6,523	6,854	18,873	22,178
Research and development (excluding stock-based compensation of $12, $488, $46 and $1,622 respectively)	4,844	4,718	14,906	16,741
General and administrative (excluding stock-based compensation of $130, $272, $451 and $762 respectively)	1,588	1,946	5,785	7,522
Amortization of stock-based compensation	308	1,380	1,212	4,445
Amortization of identifiable intangibles	12	—	31	1,453

Total operating expenses	13,275	14,898	40,807	52,339

Operating loss	(3,295)	(4,024)	(13,879)	(17,796)
Other income, net	(4)	5	154	112
Income tax expense	(78)	(35)	(153)	(129)

Net loss	$(3,377)	$(4,054)	$(13,878)	$(17,813)

Basic and diluted net loss per share	$(0.12)	$(0.17)	$(0.48)	$(0.77)

Shares used in computing basic and diluted net loss per share	29,031	23,396	28,871	23,220

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(13,878)	$(17,813)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisition:
Depreciation	4,281	6,402
Amortization of stock-based compensation	1,212	4,445
Amortization of identifiable intangibles	85	1,453
Change in allowance for doubtful accounts	(525)	(2,992)
Changes in operating assets and liabilities:
Accounts receivable	5,968	7,094
Prepaid expenses and other current assets	577	982
Other assets	98	385
Accounts payable and accrued liabilities	(742)	(3,274)
Accrued restructuring	(2,651)	(1,856)
Deferred revenue	(2,777)	(5,322)

Net cash used in operating activities	(8,352)	(10,496)

Cash flows from investing activities:
Purchases of short-term investments	(1,039)	(1,267)
Sales/maturities of short-term investments	4,086	11,803
Property and equipment purchases	(740)	(893)
Cash paid for acquisition, net of cash acquired	(421)	—
Decrease (increase) in restricted cash	259	(9)

Net cash provided by investing activities	2,145	9,634

Cash flows from financing activities:
Payments on capital lease obligations	—	(27)
Net proceeds from issuance of common stock	560	824

Net cash provided by financing activities	560	797

Effect of exchange rate changes on cash and cash equivalents	(87)	370

Net increase (decrease) in cash and cash equivalents	(5,734)	306
Cash and cash equivalents at beginning of period	25,632	21,962

Cash and cash equivalents at end of period	$19,898	$22,268

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$72	$135

Cash paid during the period for income taxes	$375	$129

Noncash Activities:
Issuance of common stock related to acquisition	$926	$—

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation and Summary of Revenue Recognition Policy

The unaudited condensed consolidated financial statements have been prepared by KANA Software, Inc. (“KANA” or the “Company”), and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information under US GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA’s audited consolidated financial statements and notes included in KANA’s annual report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year’s presentation. These reclassifications had no effect on prior year’s stockholders’ equity or results of operations.

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

The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated capital requirements for the next 12 months. However, failure to increase future orders and revenues beyond the level achieved in the first nine months of 2004 would require the Company to seek additional capital to meet its working capital needs during or beyond the next twelve months if the Company is unable to reduce expenses to the degree necessary to avoid incurring losses. If the Company has a need for additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company’s products and services. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives.

Revenue Recognition Policy. License revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, the arrangement does not require significant customization or modification of the software, the fee is fixed or determinable, and collectibility is reasonably assured.

In software arrangements that include rights to multiple software products and/or services, the Company allocates the total arrangement fee using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements with the residual amounts of revenue being allocated to the delivered elements. Elements included in multiple element arrangements primarily consist of software products, maintenance (which includes customer support services and unspecified upgrades), consulting services or training. Vendor-specific objective evidence for consulting services and training is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for maintenance is generally based on the price charged when an element is sold separately or the stated contractual renewal rates.

Probability of collection is based upon assessment of the customer’s financial condition through review of their current financial statements or publicly-available credit reports. For sales to existing customers, prior payment history is also considered in assessing probability of collection.

Customer support revenues arise primarily from providing global support to our customers and partners, including phone and e-mail support and self-service solutions, as well as unspecified updates on a when-and-if available basis. Customer support service revenues are recognized ratably over the term of the contract, typically one year.

Consulting revenues are generated primarily by providing specific subject matter expertise as opposed to overall project management and are recognized as services are performed.

Revenues from training services are recognized as services are performed.

Note 2. Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. FASB 150-03 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatorily redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. To date, the effective provisions of SFAS No. 150 have not had a material impact on the Company’s results of operations, financial position or cash flows and the deferred elements of SFAS No. 150 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows when they become effective.

In March 2004, the FASB approved Emerging Issues Task Force (“EITF”) Issue 03-06 “Participating Securities and the Two-Class Method under FAS 128”. EITF Issue 03-06 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-06 addresses other forms of participating securities, including options, warrants, forwards and other contracts to acquire an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB Opinion No. 25 and FASB Statement No. 123. EITF Issue 03-06 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-06 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Business Combinations and Identifiable Intangible Assets

On February 10, 2004, the Company completed the acquisition of a 100% equity interest in Hipbone, Inc. (Hipbone), a provider of online customer interaction solutions. The acquisition allows the Company to add Hipbone’s Web collaboration, chat, co-browsing and file-sharing capabilities to its products. This transaction was accounted for using the purchase method of accounting, and operations of the acquired entity from February 10, 2004 are included in the Company’s statement of operations for the nine-month period ended September 30, 2004. Under the terms of the agreement, the Company paid $265,000 and issued a total of 262,500 shares of KANA’s common stock valued at approximately $926,000 using the five-trading-day average price surrounding the date the acquisition was announced on January 5, 2004, or $3.62 per share. The Company incurred a total of approximately $169,000 in direct transaction costs. The estimated purchase price was approximately $1.4 million, summarized as follows (in thousands):

Fair market value of common stock	$926
Cash consideration	265
Acquisition related costs	169

Total purchase price	$1,360

As of the acquisition date, the Company recorded the fair market value of Hipbone’s assets and liabilities. Fair market value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties. The values of Hipbone’s intangible assets were determined primarily using the income approach. To the extent that the purchase price exceeded the fair value of the assets and liabilities assumed, goodwill was recorded. The resulting intangible assets acquired in connection with the acquisition are being amortized over a three-year period. The allocation of the purchase price to assets acquired and liabilities assumed was as follows (in thousands):

Tangible assets acquired	$178
Identifiable intangible assets acquired:
Purchased technology	250
Customer relationships	150
Goodwill	1,175
Liabilities assumed	(393)

Net assets acquired	$1,360

In addition, in connection with the Company’s acquisition of Silknet Software, Inc. (“Silknet”) in April 2000, the Company acquired purchased intangible assets of $14.4 million relating to existing technology of Silknet. The purchased intangible assets related to Silknet were fully amortized as of April 2003.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is three years. The Company reported amortization expense on purchased intangible assets of $85,000 and approximately $1.5 million for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, $54,000 of the amortization expense which related to purchased technology from Hipbone was included in cost of licenses.

The Company’s identifiable intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable.

Expected amortization expense is $118,000 in 2004, $132,000 in 2005 and 2006, and $18,000 in 2007. Of these amounts, 62.5% relates to purchased technology and 37.5% relates to customer relationships, based upon the allocation of the Hipbone purchase price above.

Note 4. Stockholders’ Equity

(a) Warrants

In September 2000, in connection with a global strategic alliance with Accenture, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock at $371.25 per share, through December 2005. The shares of the common stock issued were fully vested, and the Company reported a charge of approximately $14.8 million, which was amortized over the term of the associated warrant agreement through December 2003. As of September 30, 2004, 33,997 shares of common stock subject to the warrant were fully vested and 38,503 had been forfeited. The warrant was valued using the Black-Scholes model, resulting in charges totaling $2.0 million of which $1.0 million was amortized over the term of the associated alliance agreement through December 2003 and $1.0 million was immediately expensed in the fourth quarter of 2000.

In September 2001, the Company issued to Accenture an additional warrant to purchase up to 150,000 shares of common stock at $3.33 per share in connection with its global strategic alliance. The warrant was exercised in February 2002 on a net basis, where Accenture surrendered 39,716 shares subject to the warrant in lieu of paying the exercise price with cash. The warrant was valued using the Black-Scholes model resulting in a charge of approximately $946,000, which is being amortized on a straight-line basis over the term of the associated alliance agreement through September 2004.

In September 2001, the Company issued to a customer a warrant to purchase up to 5,000 shares of common stock at $7.50 per share, exercisable until September 2006. The warrant will be fully vested in September 2006 and has a provision for acceleration of vesting with respect to 1,250 shares annually over four years if the customer meets certain marketing criteria. The warrant was valued using the Black-Scholes model resulting in a charge to stock-based compensation of approximately $29,000, which is being amortized over the five-year term of the agreement on a straight-line basis.

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

(b) Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Deferred

stock-based compensation is recorded on the date of grant if the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, unvested options and warrants held by non-employees are subject to revaluation at each balance sheet date based on the then-current fair market value of the Company’s common stock.

The Company amortizes deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28 (“FIN 28”). As of September 30, 2004, there was approximately $104,000 of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. The Company expects to amortize approximately $50,000 of this deferred stock-based compensation in the remainder of 2004, and approximately $54,000 in 2005. Amortization may be reduced in future periods to the extent employees are terminated prior to vesting.

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based compensation provided for by SFAS No. 123, “Accounting for Stock Based Compensation”. The following table presents pro forma amounts if the Company had adopted SFAS No. 123 and accounted for stock-based compensation using the fair-value based method (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
As Reported:
Net loss	$(3,377)	$(4,054)	$(13,878)	$(17,813)
Add: Stock-based employee compensation expense included in reported net loss, net of tax effects (1)	$222	$77	$787	$529
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effects	$(3,166)	$(1,819)	$(8,933)	$(3,585)
Pro Forma:

Net loss	$(6,321)	$(5,796)	$(22,024)	$(20,869)

Basic and diluted net loss per share
As reported	$(0.12)	$(0.17)	$(0.48)	$(0.77)
Pro Forma	$(0.22)	$(0.25)	$(0.76)	$(0.90)

(1)	The Company currently records and amortizes deferred stock-based compensation for warrants granted to non-employees. The compensation expense above relates only to employee-related options. Unearned deferred compensation resulting from employee and non-employee option grants is amortized on an accelerated basis over the vesting period of the individual options in accordance with FIN 28. Accordingly, the stock based compensation expense noted above is net of the reversal of previously recorded accelerated stock based compensation expense due to the forfeitures of those stock options prior to vesting.

Note 5. Net Loss Per Share

Basic net loss per share is computed using the weighted–average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method. The following table presents the calculation of basic and diluted net loss per share (in thousands, except net loss per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net Loss	$(3,377)	$(4,054)	$(13,878)	$(17,813)

Denominator:
Weighted-average shares of common stock outstanding	29,031	23,396	28,871	23,226
Less: weighted-average shares subject to repurchase	—	—	—	(6)

Denominator for basic and diluted calculation	29,031	23,396	28,871	23,220

Basic and diluted net loss per share:	$(0.12)	$(0.17)	$(0.48)	$(0.77)

All outstanding warrants and stock options have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share was (in thousands):

	Three Months Ended September 30,
	2004	2003
Stock options and warrants	9,219	8,798

Note 6. Comprehensive Loss

Comprehensive loss is comprised of net loss, unrealized gains and losses on short-term investments and foreign currency translation adjustments. The total changes in comprehensive loss during the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(3,377)	$(4,054)	$(13,878)	$(17,813)
Other comprehensive income (loss):

Change in unrealized gain on investments	16	—	53	—
Foreign currency translation adjustments, net of tax	406	(61)	162	374

Net change in other comprehensive income (loss)	422	(61)	215	374

Comprehensive loss	$(2,955)	$(4,115)	$(13,663)	$(17,439)

Note 7. Commitments and Contingencies

(a) Legal Proceedings

The underwriters for KANA’s initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although KANA believes that the plaintiffs’ claims have no merit, the Company has decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, KANA believes it has meritorious defenses to these claims and would defend the action vigorously. Because the settlement will be funded entirely by KANA’s insurers, KANA does not believe that the settlement will have any effect on its financial condition, results of operation or cash flows.

On April 16, 2002, Davox Corporation (now Concerto Software) filed an action against the Company in the Superior Court, Middlesex, Commonwealth of Massachusetts, asserting breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, misrepresentation and unfair trade practices, in relation to an OEM Agreement between the Company and Concerto. The Company settled this matter on October 6, 2004 pursuant to a settlement agreement with Concerto and the Company’s insurance company. Under the settlement agreement, in exchange for a release by the parties of all claims related to the action, the Company and its insurer agreed to pay Concerto a total of $1.3 million, with the insurer paying $650,000 and the Company paying Concerto $500,000 in October 2004, and an additional $150,000 in January 2005. The Company’s obligation was fully accrued at September 30, 2004.

Third parties have from time to time claimed, and others may claim in the future that the Company has infringed their past, current or future intellectual property rights. The Company has in the past been forced to litigate such claims. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in our methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on KANA’s results of operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

(b) Guarantees

The Company leases its facilities under noncancelable operating leases with various expiration dates through December 2010. As of September 30, 2004, in connection with its existing leases, the Company has outstanding letters of credit totaling $0.9 million expiring in 2004 through 2011. The letters of credit are supported by either restricted cash or the Company’s line of credit.

(c) Indemnifications

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited to the amount of fees received on the sale. The Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

(d) Warranties

The Company offers warranties on its software products. To date, there have been no material payments or costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2004. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

(e) Outsourcing Arrangements

In January 2003, the Company began implementing an outsourcing strategy, which involves subcontracting a significant portion of its software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. As a result of transitioning these activities offshore, the Company reduced its research and development department by 88 employees in 2003. The Company signed contracts with development partners in 2003, with billings from vendors under these contracts totaling approximately $6.7 million in the nine months ended September 30, 2004. One contract requires a 90-day notice for cancellation, which would result in continued payments totaling $840,000 during the notice period.

Note 8. Restructuring costs

As of September 30, 2004, $7.9 million in restructuring liabilities remained on the Company’s unaudited consolidated balance sheet in accrued restructuring costs. Cash payments for excess leased facilities during the nine months ended September 30, 2004 totaled approximately $2.6 million. Cash received during the nine months ended September 30, 2004 from subleases, totaled $141,000. The following table provides a summary of restructuring payments and liabilities during the first nine months of 2004 (in thousands):

	Restructuring Accrual at December 31, 2003	Payments Made	Sublease Payments Received	Effect of Exchange Rate change/Other	Restructuring Accrual at September 30, 2004
Severance	$184	$(184)	$—	$—	$—
Facilities	10,010	(2,606)	141	363	7,908

Total	$10,194	$(2,790)	$141	$363	$7,908

If facilities rental rates continue to decrease, or if it takes longer than expected to find a suitable tenant to sublease the excess facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2010 unless the Company negotiates to exit the leases at an earlier date.

Note 9. Segment Information

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company’s long-lived assets are primarily in the United States. The following table provides geographic information on revenue, based upon the location of the customers, for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	$7,302	$8,395	$22,652	$29,679
United Kingdom	3,664	3,524	6,519	8,220
Asia Pacific	262	485	1,334	1,820
Other (1)	1,182	1,429	4,772	4,278

	$12,410	$13,833	$35,277	$43,997

(1)	Represents sales to customers located primarily in Europe, other than the United Kingdom

During the three and nine months ended September 30, 2004, one customer represented 23% and 11%, respectively, of total revenues. During the three and nine months ended September 30, 2003, another customer represented 13% and 4%, respectively, of total revenues.

Note 10. Notes Payable and Other Obligations

At September 30, 2004, the Company maintained a line of credit totaling $5.0 million, which is collateralized by all of its assets and bears an annual interest rate equal to the greater of the bank’s prime rate or 4.0% (4.75% as of September 30, 2004 and 4.25% as of September 30, 2003). Total borrowings as of September 30, 2004 and 2003 were $3.4 million under this line of credit. The line of credit contained a financial covenant that required the Company to maintain at least a $6.0 million balance in cash or cash equivalents with the lending bank at all times or pay a one-time fee of $10,000. The line of credit also required that the Company maintain at all times a minimum of $20.0 million as short-term unrestricted cash and cash equivalents and short-term investments. As of September 30, 2004, the Company was in compliance with all financial covenants. The line of credit was renewed in November 2004. The renewed line of credit contains a financial covenant that requires the Company to maintain at least a $7.0 million dollar balance in cash or cash equivalents with the lending bank at all times or pay a one-time fee of $10,000 and that the Company maintain at all times a minimum of $13.0 million as short-term unrestricted cash and cash equivalents and short-term investments. The line of credit expires in November 2005, at which time the entire balance of the line of credit will be due.

Future payments due under the Company’s debt and other obligations as of September 30, 2004 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Line of Credit	$3,427	$3,427	$—	$—	$—
Non-cancelable Operating Lease Obligations (2)	23,080	1,180	12,743	6,489	2,668
Less: Sublease Income (3)	—	—	—	—	—
Purchase Obligations (1)	840	840	—	—	—

Total	$27,347	$5,447	$12,743	$6,489	$2,668

(1)	Represents minimum payments to one vendor providing outsourced software programming, quality assurance and technical documentation activities in India. The agreement is cancelable with 90 days notice.

(2)	Includes leases for properties included in the restructuring liability.

(3)	Includes only subleases that are under contract as of September 30, 2004 and excludes future estimated sublease income for agreements not yet signed (estimated at $10.7 million at September 30, 2004).

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations and other parts of this report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of Service Resolution Management (SRM) software solutions. SRM refers to knowledge-powered customer service solutions that provide information to resolve customer inquiries more efficiently, accurately, and consistently. Our applications enable organizations to improve the quality and efficiency of interactions with customers and partners across multiple communication points, including web contact, web collaboration, email, and telephone. As a result, our target market is comprised of large enterprises with a high volume of customer interactions, such as banks, telecommunications companies, high-tech manufacturers, healthcare organizations, and government agencies.

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from training and consulting. Our products are generally installed by our customers, using a system integrator, such as IBM, Accenture or Bearing Point. To a large degree, we rely on our relationships with these system integrators who co-develop, recommend, and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. However, since our applications are generally installed by our customers using a system integrator, the overall cost of implementing our software can be increased substantially, subjecting the prospective customers’ purchase to more levels of required approval and scrutiny of projected cost savings in their customer service and marketing departments. Consequently, we face difficulty predicting the period in which sales to expected customers will occur, if at all, which results in greater uncertainty with respect to our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be higher or lower, respectively, than expected.

We have grown rapidly through acquisitions until recent years. These acquisitions provided us with much of the core technology used in our applications. Over the period from 2001 through 2003, we substantially reduced the scale of our operations, started to leverage the service and development capabilities of system integrators, reduced our costs and focused our product offerings.

In the past four years, we have experienced a cautious purchasing environment in our industry. We feel that this is largely a reaction to the uncertain economy, which had a disproportionate effect on information technology spending. While general economic conditions began to stabilize and improve in the second half of 2003, we believe that our market continued to exhibit cautiousness and uncertainty and that as a result, many enterprises continued to be reluctant to invest in large software applications, particularly in our industry.

Since 1997, we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. For the three and nine months ended September 30, 2004, we recorded a net loss of $3.4 million and $13.9 million, respectively. As of September 30, 2004, we had an accumulated deficit of $4.3 billion, which included approximately $2.7 billion related to goodwill impairment charges in prior years. We expect our total operating expenses in 2004 to be lower in absolute dollars than in 2003 as a result of our personnel and facility cost reductions throughout 2003. We expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditures needs for the next 12 months.

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

In February 2004, we completed the acquisition of Hipbone, Inc., a provider of online customer interaction solutions. The total purchase price approximated $1.4 million. As a result of this acquisition, we now offer Hipbone’s Web collaboration, chat, co-browsing and file-sharing capabilities.

KANA is headquartered in the Silicon Valley in Menlo Park, California, with offices in Japan, Korea, and throughout the United States and Europe. As of September 30, 2004, we had 187 full-time employees, which represents a slight decrease from 211 employees at December 31, 2003.

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

In software arrangements that include rights to multiple software products and/or services, we allocate the total arrangement fee using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements with the residual amounts of revenue being allocated to the delivered elements. Elements included in multiple element arrangements primarily consist of software products, maintenance (which includes customer support services and unspecified upgrades), consulting services or training. Vendor-specific objective evidence for consulting services and training is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for maintenance is generally based on the price charged when an element is sold separately or the stated contractual renewal rates. Evaluating whether sufficient and appropriate vendor-specific objective evidence exists to use in allocating revenue to undelivered elements, and the interpretation of such evidence to determine the fair value of undelivered elements is subject to judgment and estimates that affect when and to what extent we may recognize revenues from a given contractual arrangement.

Probability of collection is based upon assessment of the customer’s financial condition through review of their current financial statements or publicly-available credit reports. For sales to existing customers, prior payment history is also considered in assessing probability of collection. We exercise significant judgment in deciding whether collectibility is reasonably assured, and such judgments may materially affect the timing of our revenues and our results of operations.

Customer support revenues arise primarily from providing global support to our customers and partners, including phone and e-mail support and self-service solutions, as well as unspecified updates on a when-and-if available basis. Customer support service revenues are recognized ratably over the term of the contract, typically one year.

Consulting revenues are generated primarily by providing specific subject matter expertise as opposed to overall project management and are recognized as services are performed.

Revenues from training services are recognized as services are performed.

Reserve for Loss Contract. For professional services arrangements involving a fixed fee, we assess whether a loss reserve is necessary, estimate the total expected costs of providing services necessary to complete the contract and compare these costs to the fees expected to be received under the contract. For example, we were party to a contract with a customer that provided for fixed fee payments in exchange for services upon meeting certain milestone criteria. Based on analysis we performed in the fourth quarter of 2000, we expected the costs to complete the project to exceed the associated fees, and accordingly we recorded a loss reserve of $1.4 million in the quarter ended December 31, 2000. As a result of our restructuring in the third quarter of 2001, substantially all of the remaining professional services required under the contract were being provided by a third party, and we recorded an additional loss reserve of $6.1 million based upon an analysis of costs to complete these services. In the second quarter of 2002, we began discussions with the customer regarding the timing and scope of the project deliverables, which led to an amendment in August 2002 to the original contract. Based on the amendment and associated negotiations with a third-party integrator that had been providing implementation services to the customer, we recorded a charge of approximately $15.6 million to cost of service revenue in the second quarter of 2002 and in accordance with the terms of the amendment were relieved from providing any further implementation services under the contract. The amendment required that we transfer $6.9 million to an escrow account (which included $5.8 million previously reported as restricted cash) to compensate any third-party integrator for the continued implementation of the customer’s system. The charge also included $8.5 million of fees that we had paid the third-party integrator prior to the amendment. During the second quarter of 2002, we received a scheduled payment of $4.0 million associated with the original agreement, which we reported as deferred revenue. The $4.0 million is being recognized as revenue as we fulfill our support and training obligations. As of September 30, 2004, we had recognized $2.1 million of the $4.0 million as revenue, and $1.9 million remained in deferred revenue, of which $1.1 million relates to support and will be recognized in equal installments through the first quarter of 2006. The remaining $0.9 million relates to training and will be recognized as we perform training obligations, but not later than the third quarter of 2005 when the training credits expire.

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

Accounting for Internal-Use Software. Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally, and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally five years) using the straight-line method. As of September 30, 2004, we had $8.8 million of capitalized costs of internal use software, net of $6.3 million of accumulated depreciation.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of these assets. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations. Based on our assessment as of September 30, 2004, we determined that no such impairment of internal-use software existed.

Restructuring. During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities. We have a total of approximately 82,000 square feet of excess space available for sublease or renegotiation. Locations of the excess space include Menlo Park, California, Princeton, New Jersey and Marlow in the United Kingdom. Remaining lease commitment terms on these leases vary from seven to eight years. We are seeking to sublease or renegotiate the obligations associated with the excess space. We had estimated exit costs of $7.9 million in accrued restructuring costs relating to excess leased facilities as of September 30, 2004. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount and timing of potential sub-leases for the respective facilities. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets continues to deteriorate, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. For example, in December 2003, we recorded $1.7 million in restructuring costs related to a change in evaluation of real estate market conditions in the United Kingdom, and changes in sublease estimates based on communication from current and potential subtenants in the United States. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of September 30, 2004, our estimate of accrued restructuring cost assumes receipt of $10.7 million in sublease payments that are not yet subject to any contractual arrangement and, in most cases, a potential sublessor has not been identified. We have assumed that the majority of these sublease payments will begin in 2005 through 2007 and continue through the end of the related leases.

Goodwill and Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense being recorded in each period. Amortization of goodwill ceased as of January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). We are now required to test goodwill for impairment at least annually and write down goodwill when it is impaired. We have determined that our consolidated results comprise one reporting unit for the purpose of impairment testing through September 30, 2004.

During the three months ended June 30, 2004 we performed our annual test for goodwill impairment as required by SFAS 142. We completed our evaluation and concluded that goodwill was not impaired as the fair value of KANA exceeded its carrying value, including goodwill. The amount of goodwill as of September 30, 2004 was $8.6 million. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

We continually monitor for any potential indicators of impairment of goodwill and we have determined that no such indicators have arisen during 2004. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

Intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable. Intangible assets are comprised of purchased technologies and acquired customer lists.

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

Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues (in thousands, except %’s).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Revenues:
License	$3,827	31%	$5,083	37%	$9,459	27%	$17,617	40%
Service	8,583	69	8,750	63	25,818	73	26,380	60

Total revenues	12,410	100	13,833	100	35,277	100	43,997	100

Cost of revenues:
License	191	2	578	4	1,229	3	2,003	5
Service*	2,239	18	2,381	17	7,120	20	7,451	17

Total cost of revenues	2,430	20	2,959	21	8,349	23	9,454	22

Gross profit	9,980	80	10,874	79	26,928	76	34,543	79

Operating expenses:
Sales and marketing*	6,523	53	6,854	50	18,873	54	22,178	50
Research and development*	4,844	39	4,718	34	14,906	42	16,741	38
General and administrative*	1,588	13	1,946	14	5,785	16	7,522	17
Amortization of stock-based compensation	308	2	1,380	10	1,212	3	4,445	10
Amortization of identifiable intangibles	12	—	—	—	31	—	1,453	3

Total operating expenses	13,275	107	14,898	108	40,807	115	52,339	118

Operating loss	(3,295)	(27)	(4,024)	(29)	(13,879)	(39)	(17,796)	(40)
Other income (expense), net	(4)	—	5	—	154	—	112	—
Income tax expense	(78)	(1)	(35)	—	(153)	—	(129)	—

Net loss	$(3,377)	(28)%	(4,054)	(29)%	$(13,878)	(39)%	(17,813)	(40)%

*	Excludes amortization of deferred stock based compensation

Three and Nine Months Ended September 30, 2004 and 2003

Revenues

License revenue decreased 25% and 46%, respectively, for the three and nine months ended September 30, 2004 compared to the same periods in the prior year. License revenue constituted 31% of total revenues during the three months ended September 30, 2004, compared to 37% for the same period last year. For the nine months ended September 30, 2004, license revenues constituted 27% of total revenues, compared to 40% for the same period last year. These decreases were the result of fewer license transactions in 2004 compared to 2003. We believe the decrease in 2004 was due to a number of factors including; a lengthening of the sales cycle as we rely more heavily on systems integrators to source and close transactions, competitive pricing pressures and continued uncertainty in information technology spending in our market. This uncertainty has resulted in our customers deferring purchase decisions to conduct more thorough evaluations, as well as purchasing smaller initial implementations of software. We are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is uncertain and intensely competitive, and our sales cycle is long and unpredictable. The lack of predictability has increased as we have increased our reliance on systems integrators in our sales process. For example, the improvement in our license revenues in the three months ended September 30, 2004, as compared to the three months ended March 31, 2004 and June 30, 2004, was largely due to the closing of a transaction in the third quarter which resulted in $2.4 million of license revenue in the third quarter, that had been pending in the prior quarter.

Our backlog, which relates to firm orders not yet recognized as revenue, increased $1.2 million from June 30, 2004, which reflects an increase in license backlog. A substantial majority of our ending backlog relates to annual support contracts, and the amounts owed to us were invoiced and recorded as deferred revenue, and are being recognized as maintenance revenue evenly over the associated maintenance period.

Our service revenues consist of support service revenue (primarily from customer support and product maintenance) and professional services revenue (primarily from consulting and training services). Service revenues in the three and nine months ended September 30, 2004, were consistent with the corresponding periods of 2003, decreasing only 2% for both periods. The relative consistency of service revenues was due to the nature of support revenues, which are recognized evenly over the related maintenance period, and are typically renewed for one-year periods. However, a sustained decline in license revenues could lead to significant decreases in maintenance revenues if existing customers do not renew their maintenance contracts.

Revenues from domestic sales were $7.3 million and $8.4 million for the three months ended September 30, 2004 and 2003, respectively, and $22.7 million and $29.7 million for the nine months ended, respectively. Revenues from international sales were $5.1million and $5.4 million for the three months ended September 30, 2004 and 2003, respectively. International sales were $12.6 million and $14.3 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in both domestic and international revenues in 2004 was primarily a result of lengthening sales cycles and the continuing uncertainty in information technology spending in our markets, both by our customers and potential customers. For the remainder of 2004, we expect international revenue to fluctuate as a percentage of overall revenue, with overall revenue increasing from Q3 2004 in the range of 5 to 10%.

Cost of Revenues

Cost of license revenue consists primarily of third-party software royalties, and to a lesser extent, costs of product packaging and documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue was 5% and 13% for the three and nine months ended September 30, 2004 compared to 11% for the same periods in the prior year, respectively. The lower cost of license revenue as a percentage of license revenue in the three months ended September 30, 2004 compared to the same period in 2003 was due to a change in the mix of software orders which resulted in a lower average royalty cost in the third quarter of 2004. The higher cost of license revenue as a percentage of license revenue in the nine months ended September 30, 2004 compared to the same period in 2003 was due to the decrease in license revenue in 2004 while certain of our royalty costs remained constant. Regardless of whether we sell fewer licenses, some of our royalty costs are constant due to the fixed nature of some of the fees in our royalty contracts, such as term license agreements, with third party suppliers. We expect that our cost of license revenue as a percentage of license revenues will vary through the remainder of 2004, based on changes in the mix of products we sell.

Cost of service revenues consists primarily of salaries and related expenses for our customer support, consulting, and training services organization including the allocation of facility costs and system costs incurred in providing customer support. Cost of service revenues as a percentage of service revenues was 26% and 28% for the three and nine months ended September 30, 2004, consistent with 27% and 28% in the same periods of the prior year. We anticipate that our cost of service revenue as a percentage of service revenue will be relatively constant for the remainder of 2004.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, lead-generation programs and marketing materials. Sales and marketing expenses decreased $0.3 million, or 5% and $3.3 million, or 15% for the three and nine months ended September 30, 2004 and 2003, respectively. The $0.3 million decrease in expense during the three months ended September 30, 2004 compared to prior year was primarily a result of a $0.4 million reduction in salary and related expenses and a $0.3 million decrease in travel and entertainment expenses, both related to corresponding decreases in headcount, offset by $0.4 million in expense related to the departure of our President and Chief Operating Officer. The $3.3 million decrease in expense during the nine months ended September 30, 2004 compared to prior year was primarily a result of a $1.3 million decrease in salary and related expenses and a $0.8 million decrease in travel and entertainment expenses, both related to corresponding decreases in headcount. In addition to these reductions, we spent $0.9 million less in marketing programs for the nine months ended September 30, 2004 compared to the same period of the prior year. As of September 30, 2004, we had 66 personnel in sales and marketing, compared to 77 as of September 30, 2003, a 14% reduction.

We anticipate that sales and marketing expenses will increase slightly in absolute dollars for the remainder of 2004 compared to the first nine months of 2004, primarily due to the variable nature of sales commission expense. Thereafter, sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels, which could result in a change in the size of our sales force.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by $0.1 million, or 3% and decreased by $1.8 million, or 11% for the three and nine months ended September 30, 2004 and 2003, respectively. The $0.1 million increase in expense during the three months ended September 30, 2004 compared to prior year, was primarily driven by a $0.7 increase in outsourcing expenses paid to our development partners with staffing in India and China, offset by a $0.5 million reduction in personnel-related expenses and a $0.1 million reduction in depreciation of fixed assets. The $1.8 million reduction in expense during the nine months ended September 30, 2004 compared to the same period last year was a result of a $4.0 million reduction in personnel-related expense and a $0.5 million decrease in depreciation, partially offset by a $2.8 million increase in outsourcing expenses.

As of September 30, 2004, we had 34 personnel in research and development, compared to 50 as of September 30, 2003, a 32% reduction. The reduction in headcount was attributable to the transitioning of our software programming, quality assurance and technical documentation activities to our international third party development partners beginning in the first quarter of 2003.

We anticipate that quarterly research and development expenses will be fairly consistent in absolute dollars for the remainder of 2004 compared to the first quarter of 2004. Thereafter research and development expenses may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. General and administrative expenses decreased $0.4 million, or 18% and $1.7 million, or 23% for the three and nine months ended September 30, 2004 and 2003, respectively. The $0.4 million decrease in expense during the three months ended September 30, 2004 compared to prior year was a result of a reduction of approximately $0.3 million in bad debt expense due to a decrease in accounts receivable and approximately $0.4 million in litigation reserve related to a settlement of the accrual related to the Concerto settlement, offset by a $0.3 increase in professional services fees. The $1.7 million decrease in expense during the nine months ended September 30, 2004 was primarily a result of a $0.8 million reduction in salary and related costs, $0.4 million in reductions of bad debt expense due to decreases in accounts receivable over the corresponding nine months, and the $0.4 million decrease in litigation reserve related to the Concerto settlement.

We anticipate that general and administrative expenses will increase in absolute dollars in the next quarter and thereafter may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, bad debt expense and other administrative costs.

Amortization of Deferred Stock–Based Compensation. We amortize employee-related deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FIN 28. Amortization of deferred stock-based compensation related to warrants to third parties are amortized on a straight-line basis. As of September 30, 2004, there was approximately $104,000 of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. We expect to amortize approximately $50,000 of this deferred stock-based compensation in the remainder of 2004, and approximately $54,000 in 2005. Amortization may be reduced in future periods to the extent employees are terminated prior to vesting. Amortization of deferred stock-based compensation has decreased in 2004 compared to 2003 due the completion in 2003 of amortization related to stock options granted as of KANA’s initial public offering in 1999 and certain warrants granted to Accenture. The following table details, by operating expense, our amortization of stock–based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cost of service	$14	$98	53	$325
Sales and marketing	152	522	662	1,736
Research and development	12	488	46	1,622
General and administrative	130	272	451	762

Total	$308	$1,380	1,212	$4,445

Amortization of Identifiable Intangibles. The amortization of identifiable intangible assets recorded in the three months ended September 30, 2004 related to $400,000 of purchased identifiable intangibles in connection with the Hipbone acquisition in February 2004. The amortization of identifiable intangible assets recorded in 2003 related to $14.4 million of purchased technology recorded as an intangible asset in connection with the merger with Silknet in April 2000. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. Amortization for the three months ended September 30, 2004 was $33,000 compared to nil for the same period in the prior year. Amortization for the nine months ended September 30, 2004 was $85,000 compared to $1.5 million for the same period in the prior year. The purchased intangible assets related to Silknet were fully amortized as of April 2003. We expect amortization of intangibles to be $33,000 per quarter, through the first quarter of 2007. Amortization may increase if we acquire another company.

Other Income, Net

Other income consists primarily of interest income earned on cash and investments, offset by interest expense primarily relating to our line of credit. We expect other income to fluctuate in accordance with our cash balances and interest rates.

Provision for Income Taxes

We have incurred operating losses on a consolidated basis for all periods from inception through September 30, 2004. Accordingly, we have recorded a valuation allowance for the full amount of our domestic and certain foreign jurisdictions’ net deferred tax assets, as the future realization of the tax benefit is not currently likely. As of September 30, 2004 and 2003, certain consolidated foreign entities were profitable based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $153,000 and $129,000 in those foreign jurisdictions during the first nine months of 2004 and 2003, respectively.

Liquidity and Capital Resources

As of September 30, 2004, we had $24.2 million in cash, cash equivalents and short-term investments, compared to $33.0 million at December 31, 2003. As of September 30, 2004, we had negative working capital of $6.6 million, compared to a positive $4.2 million as of December 31, 2003. Contributing to this $10.8 decrease in working capital is the $8.8 million reduction in cash discussed above, as well as a $6.0 million decrease in accounts receivable, offset by a $3.9 million decrease in current liabilities.

History and recent trends. We have had negative cash flows from operations in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, with cash acquired in acquisitions. The cash we have used in operations has decreased significantly in recent years, from $112.4 million in 2001 to $42.2 million in 2002 to $12.7 million in 2003, to $8.3 million for the nine months ended September 30, 2004. This reduction in operating cash outflows has been a result of a 74% decrease in overall cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, and merger and restructuring costs from 2001 to 2003, offset in part, by a 33% decrease in total revenues during the same period. Our cost reductions have been realized based on our 2001 restructuring plan, as well as various cost controls and operational efficiencies realized since 2001. In 2001, 2002 and 2003, we implemented successive net workforce reductions of approximately 772, 44, and 154 employees, respectively, including 88 positions eliminated in 2003 as a result of our outsourcing of development activities to development partners with staffing overseas. During the first nine months of 2004, we had a net workforce reduction of 24 positions. For the remainder of 2004, we do not expect significant changes in headcount. However, staffing will change from time to time based upon the balancing of roles between employees and outsourced staffing. Though we intend to undertake modest cost-cutting measures, we expect to experience negative cash flow of up to $5.0 million during the fourth quarter of 2004 because our revenues were below our expectations for the first two quarters of 2004, and we typically collect the majority of license revenue in any given quarter during the following quarters.

Primary driver of cash flow. Our ability to generate cash in the future relies upon our success in generating sufficient sales transactions, especially new license transactions. We expect the dollar value of our maintenance renewals in 2004 to grow slightly from 2003. Since the number of new license transactions is relatively small and difficult to predict, we may not be able to generate the anticipated level of new license transactions in any particular future period. From time to time, changes in assets and liabilities, such as changes in levels of accounts receivable and payable will affect our cash flows. However, we do not expect these changes to materially affect our future cash flows over time, since we expect relative stability, or slight growth, in these assets and liabilities.

Operating cash flow. Our operating activities used $8.4 million of cash for the nine months ended September 30, 2004, which included a $13.9 million net loss, offset by non-cash charges of $4.3 million in depreciation and $1.3 million in amortization of deferred stock-based compensation and identifiable intangible assets. Operating cash flows were positively affected by a $6.0 million reduction in accounts receivable, a $0.6 million reduction in prepaids and other current assets, offset by $2.7 million in net payments relating to restructured facilities, a $2.8 million decrease in deferred revenue and a $0.7 million decrease in accounts payable and accrued liabilities.

Investing cash flow. Our investing activities provided $2.1 million of cash for the nine months ended September 30, 2004, which consisted primarily of $4.1 million of maturities of short term investments, $0.4 million in cash paid in connection with the acquisition of Hipbone and $0.7 million of property and equipment purchases, offset by $1.0 million of purchases of short-term investments and $0.3 million in transfers of restricted cash to cash upon expiration of letters of credit.

Financing cash flow. Our financing activities provided $0.6 million in cash for the nine months ended September 30, 2004 due to net proceeds from issuances of common stock to employees who exercised stock options and participated in the Company’s Employee Stock Purchase Plan.

Existence and timing of contractual obligations. We have a line of credit totaling $5.0 million, which is collateralized by all of our assets, bears interest at the bank’s prime rate (4.75% as of September 30, 2004), and which we renewed in November 2004. Total borrowings under the line of credit were $3.4 million as of September 30, 2004. As of September 30, 2004, we were in compliance with all financial covenants of the line of credit agreement. The renewed line of credit requires us to maintain at least a $7.0 million dollar balance in cash or cash equivalents with the lending bank at all times or pay a one-time fee of $10,000 and to maintain at all times a minimum of $13.0 million as short-term unrestricted cash and cash equivalents and short-term investments. If we default under this line of credit, including through a violation of any of these covenants, the entire balance under the line of credit will become immediately due and payable. The line of credit expires in November 2005, at which time the entire balance of the line of credit will be due.

Future payments due under debt and lease obligations and contractual commitments related to outsourcing agreements as of September 30, 2004 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Line of Credit	$3,427	$3,427	$—	$—	$—
Non-cancelable Operating Lease Obligations (2)	23,080	1,180	12,743	6,489	2,668
Less: Sublease Income (3)	—	—	—	—	—
Purchase Obligations (1)	840	840	—	—	—

Total	$27,347	$5,447	$12,743	$6,489	$2,668

(1)	Represents minimum payments to one vendor providing outsourced software programming, quality assurance and technical documentation activities in India. The agreement is cancelable with 90 days notice.

(2)	Includes leases for properties included in the restructuring liability.

(3)	Includes only subleases that are under contract as of September 30, 2004 and excludes future estimated sublease income for agreements not yet signed (estimated to be $10.7 million at September 30, 2004).

Off-balance sheet arrangements. In accordance with generally accepted accounting principals (GAAP), none of our operating lease obligations are reflected on our balance sheet, except for those recorded in connection with a previous restructuring plan. Virtually all of our operating leases relate to facilities and do not involve a transfer of ownership at the end of the lease. We have no other off-balance sheet arrangements.

Cash held in foreign locations. As of September 30, 2004, our 100%-owned foreign subsidiaries, primarily in Europe and Japan, held $6.7 million. We believe our access to this cash is unencumbered, and drawing on such cash would not result in withholding or repatriation charges due to our intercompany receivable balances and transfer pricing arrangements with these entities.

Outlook. Based on our current revenue expectations, we expect our cash and cash equivalents, short-term investments on hand and net cash from operations to be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. If we fail to increase future orders and revenues beyond the level we achieved in the first nine months of 2004, we would need to reduce our expenditures or raise additional funds.

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

Our quarterly revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions is generally large relative to our total revenue in any quarter, particularly as we have focused on larger enterprise customers and on licensing our more comprehensive integrated products and have involved system integrators in our sales process. For example, for the three months ended September 30, 2004, one customer, IBM, represented 23% of our total revenues. If sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. In recent periods, we have experienced increases in the length of a typical sales cycle. This trend may add to the uncertainty of our future operating results and reduce our ability to anticipate our future revenues. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. In part as a result of this aspect of our business, our quarterly revenues and operating results may fluctuate in future periods and we may fail to meet the expectations of investors and public market analysts, which could cause the price of our common stock to decline. We expect the concentration of revenues among fewer customers to continue in the future.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle and we rely on systems integrator partners for sales.

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for our products has taken anywhere from 6 to 18 months. Since the slowdown in the general economy that began in 2001, we believe that many existing and potential customers have reassessed and reduced their planned technology and software investments and are deferring purchasing decisions, requiring additional evaluations and levels of internal approval for software investment and lengthening their purchase cycles. Our sales cycle typically requires pre-purchase evaluation by a significant number of individuals in our customers’ organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. The continuing stagnancy of information technology spending in our markets has led to a significant increase in the time required for this process.

Furthermore, we increasingly rely on systems integrators to identify, influence and manage large transactions with customers, and we expect this trend to continue as our industry consolidates. Selling our products in conjunction with our systems integrators who are proposing their implementation services of our products can involve a particularly long and unpredictable sales cycle, as it typically takes more time for the prospective customer to evaluate proposals from multiple vendors. In addition, when systems integrators propose the use of our products to their customers, it is typically part of a larger project, which can require more levels of customer approvals. We have little or no control over the sales cycle of an integrator-led transaction or our customers’ budgetary constraints and internal decision-making and acceptance processes.

As a result of increasingly long sales cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues for a period could cause our stock price to decline.

If our international development partners do not provide us with adequate support, our ability to respond to competition and customer demands would be impaired, and our results of operations would be harmed.

Our strategy of using international development partners to support our operations is subject to operational, economic and political risks, and reduces our control over our technology development and customer service. In the first quarter of 2003, we began subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. We have little prior experience in outsourcing our product development work, and we cannot be sure that this strategy will succeed or that it will not cause us difficulties in responding to development challenges we may face. The operations of these partners are based outside the U.S. and therefore subject to risks distinct from those that face U.S.-based operations. For example, military action or political upheaval in the host countries could force these partners to terminate the services they are providing to us or to close their operations entirely. If these partners fail, for any reason, to provide adequate and timely product enhancements, updates and fixes to us, our ability to respond to customer or competitive demands would be harmed and we would lose sales opportunities and customers. In addition, the loss of research and development personnel associated with this strategy will cause us to lose internal expertise, reducing our ability to respond to these demands independently if the partners fail to perform as required. In the year ended December 31, 2003, we reduced the size of our research and development department by 88 employees While we currently have no plans to conduct any material headcount reductions, this expectation depends on our estimated projected operating costs, which include various assumptions, including the amount that we will need to pay our development partners. Based on our limited history of working with these partners, we cannot be sure that our cost estimates will prove correct. Unanticipated increases in our operating expenses in any given quarter would increase our net losses and could require us to obtain additional financing sooner than expected.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and potential customers to question our financial viability. Our operating activities used $12.7 million of cash in 2003 and $8.3 million in the nine months ended September 30, 2004. Failure to increase future orders and revenues beyond the levels achieved in the first nine months of 2004 would likely require us to seek additional capital to meet our working capital needs if we are unable to reduce expenses to the degree necessary to avoid incurring losses. Furthermore, we had cash and cash equivalents of $24.2 million at September 30, 2004, it is possible that, if we fall significantly below these levels in the coming quarters, customers will be concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts. Additionally, any failure to maintain cash above $13.0 million could trigger a covenant violation under our line of credit, which could further lower our cash balance if the bank were to enforce repayment of borrowing under that line (currently $3.4 million). Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the current uncertain market climate, and we may not be successful in implementing or negotiating other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

If we fail to grow our customer base or generate repeat business, our operating results could be harmed.

Our business model generally depends on the sale of our products to new customers as well as on expanded use of our products within our customers’ organizations. If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These customers may not purchase additional licenses to expand their use of our products. If these customers do not successfully develop and deploy initial applications based on our products, they may choose not to purchase deployment licenses or additional development licenses. In addition, as we introduce new versions of our products, new product lines or new product features, our current customers might not require the additional functionality we offer and might not ultimately license these products. Furthermore, because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future services revenue. Also, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. If customers were unable to pay for their current products or are unwilling to purchase additional products, our revenues would decline. Additionally, a substantial percentage of our sales continues to come from repeat customers. If a significant existing customer or a group of existing customers decide not to repeat business with us, our revenues would decline and our business would be harmed.

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

Our customers’ requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. If our international development partners do not adequately perform the software programming, quality assurance and technical documentation activities we outsourced, we may not be able to respond to such changes as quickly or effectively. Changes in our products may also make it more difficult for our sales force to sell effectively. In addition, changes in customers’ demand for the specific products, product features and services of other companies’ may result in our products becoming uncompetitive. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition with our products from systems designed in-house and by our competitors. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for eCRM platforms are larger, more established companies such as Siebel Systems, Inc. and PeopleSoft, Inc., and to a lesser extent, Oracle and SAP. We also face competition from Chordiant Software, Inc., Primus Knowledge Solutions, and E.piphany, Inc. with respect to specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise. As we have combined and enhanced our product lines to offer a more comprehensive software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of September 30, 2004, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

Because we have a limited operating history, there is limited information upon which you can evaluate our business.

We first recorded revenue in February 1998 and our revenue mix and operating structure have changed substantially since then. For example, we now rely much more heavily on systems integrators and development partners, and we are still developing our ability to forecast our results using this new operating structure. Additionally, our increased reliance on integrator-led transactions results in both larger transactions and reduced control of these transactions, both of which contribute to our ability to predict our revenues and which could have a material impact on our business. We expect our reliance on integrator-led transactions and larger transactions to continue as the business develops. Due to our limited operating history and significant changes in our business over the past four years, it is difficult or impossible to predict our future results of operations. For example, we cannot accurately forecast operating expenses based on our historical results (or those of similar companies) because historical results are limited and reflect different products, costs and business models, and we forecast expenses in part on future revenue projections based on a number of assumptions. Moreover, due to our limited operating history and evolving product offerings, our insights into trends that may emerge and affect our business are limited.

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

A significant percentage of our revenues depend on leads generated by systems integrators, or “SIs”, and their recommendations of our products. If SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue increasing our leverage of SIs as indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will increase. Our reliance on third parties for these functions has reduced our control over such activities and reduce our ability to perform such functions internally. If we come to rely primarily on a single SI that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to provide implementation services related to our products, we may not be able to internally generate sufficient revenue or increase the revenues generated by our other SI relationships to offset the resulting lost revenues. Furthermore, SIs typically suggest our solution in combination with other products and services, some of which may compete with our solution. SIs are not required to promote any fixed quantities of our products, are not bound to promote our products exclusively, and may act as indirect sales channels for our competitors. If these companies choose not to promote our products or if they develop, market or recommend software applications that compete with our products, our business will be harmed.

In addition to recommending our products, we also rely on SIs and other third-party resellers to install and support our products. Our substantial reduction in the size of our professional services team in 2001, and to a lesser extent in 2002, increased our customers’ reliance on third parties for product installations and support. If the companies providing these services fail to implement our products successfully for our customers, we might be unable to complete implementation on the schedule required by the customers and we may have increased customer dissatisfaction or difficulty making future sales as a result. We might not be able to maintain our relationships with SIs and other indirect sales channel partners and enter into additional relationships that will provide timely and cost-effective customer support and service. If we cannot maintain successful relationships with our indirect sales channel partners, we might have difficulty expanding the sales of our products and our growth could be limited. In addition, if such third parties do not provide the support our customers need, we may be required to hire subcontractors to provide these professional services. Increased use of subcontractors would harm our margins because it costs us more to hire subcontractors to perform these services than it would to provide the services ourselves.

Reductions in our workforce may adversely affect our ability to release products and product updates in a timely manner.

We substantially reduced our headcount in 2003 from a total of 365 employees as of December 31, 2002 to 211 as of December 31, 2003. As of September 30, 2004, we had 187 employees. The majority of this reduction was the result of our decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners in early 2003. We reduced the size of our research and development department by 88 employees in the year ended December 31, 2003 to 34 employees as of the nine months ended September 30, 2004. Our outsourcing plan may yield unanticipated consequences, such as an inability to release products within expected timeframes. For example, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operation. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

We may be unable to hire and retain the skilled personnel necessary to develop and grow our business.

Concern over our long-term financial strength may create concern among existing employees about job security, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. Because our stock price declined drastically in recent years, and has not experienced any sustained recovery from the decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide customer service and execute our strategy would be negatively affected.

For example, our ability to increase revenues in the future depends considerably upon our success in training and retaining effective direct sales personnel and the success of our direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. The majority of our senior sales management have recently joined the company. In addition, we have experienced significant turnover in our sales force, and may experience further turnover in future periods. It generally takes a new salesperson nine or more months to become productive, and they may not be able to generate new sales. Our business will be harmed if we fail to retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated.

Furthermore, our success depends on the performance of our senior management. For example, we recently hired a new Chief Financial Officer and new Chief Technology Officer. These management positions are crucial to our success, particularly as we are currently integrating a new audit firm, working to comply with the financial oversight and control requirements of the Sarbanes-Oxley Act of 2002, and developing new SRM product offerings. High turnover in these positions can cause delays and other difficulties in implementing key operational directives and strategies. If we are unable to retain our senior management, and train new senior management within the necessary timeframes, our business will be harmed.

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

The challenges of developing new products and enhancements require us to commit a substantial investment of resources to development, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could be exploited by our competitors and lead potential customers to choose alternative products. To be competitive, we must develop and introduce on a timely basis new products and product enhancements for companies with significant e-business customer interactions needs. Our ability to deliver competitive products may be negatively affected by the diversion of resources to development of our suite of products, and responding to changes in competitive products and in the demands of our customers. If we experience product delays in the future, we may face:

•	customer dissatisfaction;

•	cancellation of orders and license agreements;

•	negative publicity;

•	loss of revenues;

•	slower market acceptance; and

•	legal action by customers.

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

The trading price of our common stock has fluctuated widely in the past and we expect that it will continue to do so in the future, as a result of a number of factors, many of which are outside our control, such as:

•	variations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	the volatility inherent in stock prices within the emerging sector within which we conduct business;

•	and the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants.

In addition, stock markets in general, and particularly the NASDAQ National Market, have experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.

Since becoming a publicly traded security listed on NASDAQ in September 1999, our common stock has reached a closing high of $1,698.10 per share and closing low of $0.65 per share. The last reported sale price of our shares on November 12, 2004 was $1.49 per share. Under NASDAQ’s listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it may delist our common stock from the NASDAQ National Market. If the closing bid price of our common stock did not thereafter regain compliance for a minimum of 10 consecutive trading days during the 180 days following notification by NASDAQ, NASDAQ could delist our common stock from trading on the NASDAQ National Market. There can be no assurance that our common stock will remain eligible for trading on the NASDAQ National Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

Our pending patents may never be issued and, even if issued, may provide little protection.

Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We currently have four issued U.S. patents, three of which expire in 2018 and one of which expires in 2020, and multiple U.S. patent applications pending relating to our software. None of our technology is patented outside of the United States. It is possible that:

•	our pending patent applications may not result in the issuance of patents;

•	any issued patents may not be broad enough to protect our proprietary rights;

•	any issued patents could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;

•	current and future competitors may independently develop similar technology, duplicate our products or design around any of our patents; and

•	effective patent protection may not be available in every country in which we do business.

We rely upon trademarks, copyrights and trade secrets to protect our proprietary rights, which may not be sufficient to protect our intellectual property.

In addition to patents, we rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. However, despite the precautions that we have taken:

•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

•	current federal laws that prohibit software copying provide only limited protection from software “pirates,” and effective trademark, copyright and trade secret protection may be unavailable or limited in foreign countries;

•	other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks; and

•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

Also, the laws of some other countries in which we market our products may offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

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

In addition, many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non- infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

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

We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the mission critical nature of many of our products and services, errors could be particularly problematic. In the past, we have discovered software errors in some of our products after their introduction. We have only a few “beta” customers that test new features and functionality of our software before we make these features and functionalities generally available to our customers. If we are not able to detect and correct errors in our products or releases before commencing commercial shipments, we could face:

•	loss of or delay in revenues expected from the new product and an immediate and significant loss of market share;

•	loss of existing customers that upgrade to the new product and of new customers;

•	failure to achieve market acceptance;

•	diversion of development resources;

•	injury to our reputation;

•	increased service and warranty costs;

•	legal actions by customers; and

•	increased insurance costs.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 36% of our total revenues for the nine months ended September 30, 2004, and 33% of our total revenues for the nine months ended September 30, 2003. We have established offices in the United Kingdom, Japan, the Netherlands, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, international operations can lead to greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal fluctuations in business activity and increases in our tax rates. Any growth in our international operations would compound these difficulties. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than expected.

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

Our international revenues and expenses are denominated in local currency. Therefore, a weakening of other currencies compared to the U.S. dollar could make our products less competitive in foreign markets and could negatively affect our operating results and cash flows. We have not yet experienced, but may in the future experience, significant foreign currency transaction losses, especially because we generally do not engage in currency hedging. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.

If we acquire companies, products or technologies, we may face risks associated with those acquisitions.

We acquired Hipbone, Inc. in early 2004, and if we are presented with appropriate opportunities, we may make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any acquisition or investment. If we acquire another company, we will likely face risks, uncertainties and disruptions associated with the integration process, including, among other things, difficulties in the integration of the operations, technologies and services of the acquired company, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired businesses. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Also, acquisitions can expose us to liabilities and risks facing the company we acquire, including lawsuits or claims against the company that are unknown at the time of the acquisition. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets.

The role of acquisitions in our future growth may be limited, which could harm our business and strategy.

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

Compliance with new regulations governing public company corporate governance and reporting will result in additional costs.

Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs. We, like other public companies, are preparing for new accounting disclosures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002. In particular, we are preparing to provide, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2005, an annual report on our internal control over financial reporting and auditors’ attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act. Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs. Also, there can be no assurance that we will be able to fully comply with these new laws and regulations. Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

We have adopted anti-takeover defenses that could delay or prevent an acquisition of the company.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Without any further vote or action on the part of the stockholders, the board has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if issued, might have preference over and harm the rights of the holders of common stock. Although the ability to issue this preferred stock provides us with flexibility in connection with possible acquisitions and other corporate purposes, it can also be used to make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

Our certificate of incorporation, bylaws and equity compensation plans include provisions that may deter an unsolicited offer to purchase us. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest. Furthermore, our board of directors is divided into three classes, only one of which is elected each year. In addition, directors are only removable by the affirmative vote of at least 66 2/3% of all classes of voting stock. These factors may further delay or prevent a change of control of us.

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

Businesses using our products capture information regarding their customers when those customers contact them on-line with customer service inquiries. Privacy concerns could cause visitors to resist providing the personal data necessary to allow our customers to use our software products most effectively. More importantly, even the perception of privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting certain Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. If consumer privacy concerns are not adequately resolved, our business could be harmed. Government regulation that limits our customers’ use of this information could reduce the demand for our products. A number of jurisdictions have adopted, or are considering adopting, laws that restrict the use of customer information from Internet applications. The European Union has required that its member states adopt legislation that imposes restrictions on the collection and use of personal data, and that limits the transfer of personally identifiable data to countries that do not impose equivalent restrictions. In the United States, the Children’s Online Privacy Protection Act was enacted in October 1998. This legislation directs the Federal Trade Commission to regulate the collection of data from children on commercial websites. In addition, the Federal Trade Commission has investigated the privacy practices of businesses that collect information on the Internet. These and other privacy-related initiatives could reduce demand for some of the Internet applications with which our products operate, and could restrict the use of these products in some e-commerce applications. This could, in turn, reduce demand for these products.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and sell these products in North America, Europe, Asia, Australia and Latin America. In the three months ended September 30, 2004, revenues from customers outside of the United States approximated 41% of total revenues. Generally, our sales are made in local currency. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently use derivative instruments to hedge against foreign exchange risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

We are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the US dollar and the Euro, Yen and British pound. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, as both liabilities and assets are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2004, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control Over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1.	Legal Proceedings.

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA’s stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by KANA’s insurers, we do not believe that the settlement will have any effect on our financial condition, results of operation or cash flows.

The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and would defend the action vigorously.

On April 16, 2002, Davox Corporation (now Concerto Software) filed an action against KANA in the Superior Court, Middlesex, Commonwealth of Massachusetts, asserting breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, misrepresentation, and unfair trade practices, in relation to an OEM Agreement between KANA and Concerto. The Company settled this matter on October 6, 2004 pursuant to a settlement agreement with Concerto and the Company’s insurance company. Under the settlement agreement, in exchange for a release by the parties of all claims related to the action, the Company and its insurer agreed to pay Concerto a total of $1.3 million, with the insurer paying $650,000 and the Company paying Concerto $500,000 in October 2004, and an additional $150,000 in January 2005. KANA’s obligation was fully accrued at September 30, 2004.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.1	Agreement with former President and Chief Operating Officer dated August 4, 2004.					X

10.2	Offer Letter to John M. Thompson dated October 8, 2004.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s quarterly report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2004	KANA Software, Inc.

/s/ CHUCK BAY
Chuck Bay
Chairman of the Board and Chief Executive Officer, (Principal Executive Officer)

/s/ JOHN THOMPSON
John Thompson
Chief Financial Officer (Principal Financial and Accounting Officer)