Form 10-K
period 2004-12-31
KANA SOFTWARE INC
filed 2005-08-26
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

000-27163

(Commission File number)

KANA Software, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

181 Constitution Drive

Menlo Park, California 94025

(Address of Principal Executive Offices)

(650) 614-8300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of class)

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐  No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

As of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $69,064,746 based upon the closing sales price of the Registrant’s Common Stock as reported on the NASDAQ National Market of $2.38.

As of August 15, 2005 the Registrant had outstanding approximately 30,872,064 shares of Common Stock.

KANA Software, Inc.

ANNUAL REPORT ON FORM 10-K

For The Year Ended December 31, 2004

PART I

The following discussion of our business and other parts of this report contain forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report. Forward-looking statements that we believed to be true at the time we made them may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS

Overview

KANA develops customer service software for the largest companies in the world. We are a leading provider of Service Resolution Management (SRM) software solutions, primarily knowledge-powered customer service solutions that provide information to answer customer inquiries more efficiently, accurately, and consistently. Our solutions intelligently apply knowledge management techniques to the service resolution process. Our applications enable organizations to improve the quality and efficiency of interactions with customers and partners across multiple communication points, including web contact, web collaboration, email, and telephone. Our customers include some of the largest businesses in the world who use our products to better service, market to, and understand their customers and partners, while improving customer satisfaction and decreasing operational costs.

We are headquartered in the Silicon Valley in Menlo Park, California, with offices in Japan, Korea, and throughout the United States and Europe.

We were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. We had no significant operations until 1997. References in this annual report on Form 10-K to “KANA,” “Company,” “we,” “our,” and “us” collectively refer to KANA Software, Inc., and our predecessor, and our subsidiaries and their predecessors. Our principal executive offices are located at 181 Constitution Drive, Menlo Park, California 94025 and our telephone number is (650) 614-8300. Our Internet website is located at http://www.kana.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Our Strategy

Deliver world-class products that focus on improving customer satisfaction, increasing corporate revenue, and reducing the cost to provide service. A significant percentage of an enterprise’s cost of providing service to its customers consists of resolving individual customer questions and problems, or cases. These cases must be received, routed, tracked, and resolved by customer service agents. While many enterprises possess technology capable of routing and tracking cases, the actual resolution of customer issues is the least automated, and therefore the most costly phase. Our product portfolio addresses this largely underserved customer service resolution market. Our knowledge-powered customer service solutions focus on automating the service resolution process. The majority of our license revenues are for applications that are used by our customers’ agents, or directly by their customers, empowering them with knowledge and information to answer their questions.

Partner with the world’s leading system integrators. Our strategy is to focus our efforts on the sale of software and maintenance and to enter into strategic relationships with leading systems integrators in order to provide our customers with a wide range of implementation, systems integration and consulting services. Our customers can benefit from the integrators’ deep KANA product expertise, as well as their outstanding industry knowledge and proven integration success. In addition, these integrators employ larger sales forces than we do, and we generally coordinate our sales efforts with them.

Deliver industry-specific applications. Some industries, such as banking, telecommunications and healthcare, have exceptionally high volumes of customer interactions, and providing consistent and accurate feedback to customers of companies in these industries has become increasingly difficult as the products and offerings of such companies have become increasingly complicated. We continue to expand our portfolio of industry-specific applications to address the unique needs of our customers.

Products

KANA provides a comprehensive suite of customer service software. Around the world, KANA SRM solutions are helping Global 2000 companies provide more intelligent, effective interactions with customers, leading to loyal and lasting customer relationships while reducing costs in the contact center.

KANA’s suite of SRM solutions is built on open standards for a high degree of adaptability and flexibility. KANA solutions provide the critical link between contact centers and marketing departments, allowing organizations to have effective, efficient interactions with customers at all points of contact (including web contact, telephone and e-mail) and throughout the enterprise. KANA employs robust analytic tools across its entire product family to allow companies to continually analyze and improve their customer and partner relationships. These features enable Global 2000 companies and other enterprises to reduce the cost of information access for their employees, customers and partners while creating profitable customer relationships.

Our customers can deploy KANA’s SRM solutions as a complete suite or as separate applications. Our SRM solutions include the following products:

•	KANA Resolution - KANA Resolution, which we recently introduced, guides agents through the process of resolving customer inquiries for customer service delivered with consistency and speed. KANA Resolution integrates personalized cross-selling and up-selling into the resolution process.

•	KANA IQ - Bringing together a self-service application for customers along with an assisted-service solution for contact center agents, KANA IQ is a sophisticated knowledge base that enables customers and agents alike to quickly and accurately locate the information they need.

•	KANA Response - KANA Response is a high performance email management system that enables agent-assisted service with fast, high volume, intelligent, automated e-mail, Web and instant messaging request management.

•	KANA ResponseIQ - KANA ResponseIQ is a tightly-integrated combination of KANA IQ and KANA Response that enables companies to better manage e-mail responses to customer inquiries by accessing a common knowledge base that routes requests through appropriate communications channels. ResponseIQ either automatically responds to customers’ requests with answers to their questions or, when an automatic answer is unavailable or the customer indicates that the automatic answer is not sufficient, forwards requests to the most qualified agents based on the rules set by the organization.

•	KANA Contact Center - KANA Contact Center is a multi-channel customer service application for contact centers that provides request management, solution publishing, self-service capabilities, and extranet workflow.

Our applications are designed to easily integrate with other enterprise software and legacy systems. They can be installed on systems running either Unix or Microsoft Windows NT operating systems, and provide customers with capabilities for personalization, customer profile management, inquiry management, universal business rules, knowledge management, and extranet workflow. They can be linked with customers’ legacy systems allowing customers to design their systems to preserve previous investments. Our service orientated SRM architecture uses data modeling to make data located in external systems available in our application without requiring the data to be moved or replicated. KANA’s applications are built on a single web-architected platform, which we refer to as KANA’s Enterprise Application Framework. This service-orientated framework provides KANA customers with full access to our applications using a standard web browser and without requiring them to install additional software on their individual computers.

Alliances

We enter into strategic relationships with leading systems integrators that have developed significant expertise with our web-architected applications and are able to provide customers with a wide range of consulting, implementation and systems integration services. Our systems integrator partners are involved in nearly all customer engagements and, in 2001, we significantly reduced the size of our professional services team and narrowed the scope of our professional services program in part to ensure that we did not compete with these key partners for professional services engagements. In addition, many of these systems integrators act as resellers for our products, and we rely on them for assistance in driving our sales efforts. We believe that support for our products by these systems integrators is increasingly important in influencing new customers’ decisions to license our products. Our systems integrators include Accenture, BearingPoint, HCL Technologies, and IBM Business Consulting Services. These integrators have been integral to KANA’s success in selling its products to large-organizations such as Advanced Micro Devices, Blue Cross and Blue Shield of Minnesota, Dell Computer Corp., eBay, Highmark, O2, Sony Electronics, Inc., Sprint PCS, Wachovia, Yahoo! and others.

Services and Support

Customer Support. Our customer support group uses KANA’s own SRM applications to provide multi-channel global support for our customers and partners, including phone and e-mail support and self-service solutions via our KANA Customer and KANA Partner customer support portals. In the first quarter of 2005, we reduced the size of our internal customer support group and began training an outsourced team at HCL India such that the transfer of some customer support activities could occur in early April. As of June 30, 2005, we had 13 employees in our customer support group, down 10 from December 31, 2004. During that same period, the outsourced headcount went from zero to 20.

Professional Services. Our worldwide consulting and education services group provides business and technical expertise to support our alliance partners and customers. Our consulting services group works closely with systems integrators during implementations to lend technical experience and functional product expertise and to assist the integrators in providing our customers with high-quality, successful, enterprise-wide implementations. Education services provides a full set of training programs and materials for our customers and partners, including a comprehensive set of courses for end users, business consultants and developers, which are available through instructor-led, web-based and on-site classes. As of June 30, 2005, we had 13 employees in our consulting and education services department.

Each of our service groups provide up-to-date information to our customers and partners through quarterly newsletters, as well as real time updates to our customer and partner facing knowledge base.

Sales

Our sales strategy is to focus on Global 2000 companies through a combination of strategic alliances and our direct sales force. We maintain direct sales personnel across the United States and internationally throughout Europe, Asia-Pacific and Canada. Our direct sales force complements our systems integrator alliances. As of June 30, 2005, 55 of our employees were employed in sales and marketing activities.

Customers

Our customers range from Global 2000 companies to growing companies pursuing an e-business strategy. The following is a list of customers that we believe are representative of our overall customer base:

Financial Services

Ameritrade

Axa

Bank of America

Bank One

Bank Leumi

Capital One

Citizens Bank

Citigroup

Create Services (Lloyds TSB)

E*Trade

Hana Bank

JP Morgan Chase

Kookmin Bank

Sumitomo Mitsui Card Company

TD Waterhouse

Wachovia

Washington Mutual

Communications AT&T BellCanada BellSouth Cingular Wireless Comcast Eircom Hutchison 3G O2 SBC Sprint PCS Telstra Verizon

Health Care Allergan Anthem Blue Cross Blue Shield Minnesota Cigna Highmark Kaiser Permanente	Government/Education Open University State of California UK Inland Revenue

High Technology BEA Systems Dell Computer Corp. Earthlink eBay CAP GEMINI Hewlett-Packard IBM Malam Information Technologies NEC Palm Siemens Texas Instruments Yahoo!	Transportation/Hospitality America West Airlines Best Western International British Airways Delta Airlines Disney Jet Blue Airways KLM Northwest Airlines Priceline.com Travelocity

Manufacturing/Consumer Goods ADC Canon Creative Labs Daimler-Chrysler Nissan Polycom Sony Electronics, Inc. Taylor Made Xerox	Retail 1-800 Flowers Avon.com Barnes & Noble.com eBay Home Depot Staples.com Target The Gap Williams-Sonoma

One customer, IBM, accounted for 11% of our total revenues in 2004 and 2002. No customer accounted for 10% or more of our total revenues in 2003. A substantial portion of our license and service revenues in any given quarter has been, and we expect will continue to be, generated from a limited number of customers.

Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development. In the first quarter of 2003, we began implementing an outsourcing strategy, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to Accenture, HCL, IBM and BearingPoint with staffing in India and China. A substantial amount of outsourcing resources was devoted to developing our new Service Resolution Management product, which was released in December 2004. We began to significantly reduce the scope of our outsourced development activities in early 2005 to better align our costs with our revenues. As of June 30, 2005, 30 of our employees were engaged in research and development activities.

Our success significantly depends on our ability to enhance our existing SRM solutions and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of our existing and prospective customers. The challenges of developing new products and enhancements require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead existing and potential customers to choose a competitor’s products.

Our research and development expenses were $19.5 million, $21.4 million, and $25.9 million in 2004, 2003, and 2002, respectively.

Competition

The market for our products and services is intensely competitive, evolving and subject to rapid technological change. We currently face competition for our products from software designed by our customers’ in-house development teams and by third parties. We expect that these competing software applications will continue to be a major source of competition for the foreseeable future. Our primary competitors for customer relationship management software platforms are larger, more established companies such as Siebel Systems and Oracle. We also face competition from E.piphany, Chordiant Software, ATG, Amdocs, Knova, RightNow, and Pegasystems with respect to several specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, especially knowledge-powered products.

We believe that the principal competitive factors affecting our industry include having a significant base of customers recommending our products, the breadth and depth of a given solution, product cost, product quality and performance, customer service, product scalability and reliability, product features, ability to implement solutions, and perception of financial position. We believe that our products currently compete favorably with respect to many of these factors, and, in particular, that our web-based architecture provides us with a competitive advantage because it allows for greater product scalability and rapid implementation. However, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources, and who may, for example, be able to add features or functionality to their competing products more quickly or decide to sell their products to their existing customer bases for other products.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. We may lose potential customers to competitors for various reasons, including the possible introduction by competitors of new software hosting technologies, which could be more scalable, easier to implement and cheaper than the current technologies, and the ability or willingness of competitors to offer lower prices and other incentives that we cannot match. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

Intellectual Property

We rely upon a combination of patent, copyright, trade secret and trademark laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have five issued U.S. patents, three of which expire in 2018 and one of which expires in 2020, and a number of U.S. patent applications pending. Our pending applications, if allowed, in conjunction with our issued patents, would cover a significant portion of the technology underlying our products and services. We have also filed international patent applications corresponding to some of our U.S. applications. In addition, we have several trademarks that are registered or pending registration in the U.S. or abroad. Although we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Policing unauthorized use of our products is difficult. Also, the laws of other countries in which we market our products may offer little or no effective protection of our proprietary technology. Furthermore, our competitors could independently develop technologies equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent such competitors from selling products incorporating those technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe. Any of these third parties might make a claim of infringement against us. See “Risk Factors—We may become involved in litigation over proprietary rights, which could be costly and time consuming.”

Backlog

As of December 31, 2004 and 2003, we had $21.1 million and $27.7 million, respectively, in backlog, which relates to firm orders, with $2.2 million and $5.0 million, respectively, not expected to be recognized within one year due to either the timing of obligations in the underlying agreement or our collectibility assessment. The substantial majority of these firm orders relates to annual support contracts, and was invoiced and recorded as deferred revenue as of December 31, 2004 and 2003.

Employees

As of December 31, 2004, we had 181 full-time employees, compared to 211 full-time employees as of December 31, 2003. As of June 30, 2005, we had 141 permanent full-time employees. Of the June 30, 2005 employees, 26 were in our services and support group, 55 were in sales and marketing, 30 were in research and development, and 30 were in finance, legal, IT, and administration.

ITEM 2.	PROPERTIES

Our corporate office is located in Menlo Park, California, where we lease approximately 45,000 square feet under a lease that expires in April 2007. The annual base rent for this lease totals approximately $880,000. We also lease approximately 22,000 square feet of space in Manchester, New Hampshire. This lease expires in April 2008, and we have an option to extend the lease for an additional three-year term. The annual base rent for the New Hampshire lease totals approximately $411,000. We also lease approximately 6,410 square feet of space in Framingham, Massachusetts at an annual base rent of approximately $154,000. This lease expires in November 2007. Furthermore, we have an international lease for approximately 2,100 square feet of space in the Netherlands at an annual base rent of approximately $53,000. This lease expires in March 2006.

In addition, we lease smaller offices in several cities throughout the United States, and internationally in Japan, Korea, and Hong Kong. The terms of these leases renew semi-annually unless terminated. We believe that our office space will be sufficient to meet our needs through at least the next 12 months.

We have a total of approximately 82,000 square feet of excess space available for sublease or renegotiation. The excess space is located in Menlo Park, California, Princeton, New Jersey and Marlow in the United Kingdom. Remaining lease commitment terms on these leases vary from three to seven years. We are seeking to sublease or renegotiate the obligations associated with the excess space.

ITEM 3.	LEGAL PROCEEDINGS

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA’s stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by KANA’s insurers, we do not believe that the settlement will have any effect on our financial condition, results of operation or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fails to approve the settlement agreement, we believe we have meritorious defenses to these claims and would defend the action vigorously.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ National Market under the symbol “KANAE”.

The following table sets forth the range of high and low sales prices for each period indicated:

	High	Low
Fiscal 2003
First Quarter	$4.25	$1.90
Second Quarter	6.60	2.95
Third Quarter	5.09	2.65
Fourth Quarter	4.93	2.63
Fiscal 2004
First Quarter	$5.70	$3.32
Second Quarter	4.64	2.31
Third Quarter	2.47	1.27
Fourth Quarter	2.19	1.44

There were approximately 1,238 stockholders of record of our common stock as of August 15, 2005. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

We have not paid any cash dividends on our capital stock. We currently intend to retain any earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing credit facilities prohibit the payment of cash or stock dividends on our capital stock without the lender’s prior written consent. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K, and other information we have filed with the Securities and Exchange Commission.

The consolidated statement of operations data for each of the years in the five year period ended December 31, 2004, and the consolidated balance sheet data at December 31, 2004, 2003, 2002, 2001, and 2000 are derived from our audited consolidated financial statements. The diluted net loss per share computation excludes shares of common stock issuable upon exercise or conversion of other securities, including outstanding warrants and options to purchase common stock and common stock subject to repurchase rights, because their effect would be antidilutive. See Note 1 of “Notes to the Consolidated Financial Statements” included in Item 15 of this annual report for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. Historical results are not necessarily indicative of results to be expected for any future period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
License	$14,169	$26,228	$41,530	$37,963	$75,360
Service	34,731	34,778	37,560	52,632	42,595

Total revenues	48,900	61,006	79,090	90,595	117,955

Costs and Expenses:
License (excluding amortization of identifiable intangibles)	2,449	3,125	3,402	2,536	2,856
Service	9,488	9,702	29,250	51,799	56,082
Amortization of goodwill	—	—	—	122,860	869,675
Amortization of identifiable intangibles	119	1,453	4,800	4,800	3,347
Sales and marketing	25,099	29,189	37,423	69,635	88,186
Research and development	19,497	21,437	25,933	35,558	42,724
General and administrative	8,137	9,073	13,053	21,215	18,945
Amortization of stock-based compensation	1,231	5,870	16,620	15,880	14,715
Merger and transition related costs	—	—	—	13,443	6,564
Impairment of internal-use software	1,062	—	—	—	—
Restructuring costs	3,400	1,704	(5,086)	89,047	—
In process research and development	—	—	—	—	6,900
Goodwill impairment	—	—	55,000	603,446	2,084,841

Total expenses	70,482	81,553	180,395	1,030,219	3,194,835

Operating loss	(21,582)	(20,547)	(101,305)	(939,624)	(3,076,880)
Impairment of investment	—	(500)	—	(1,000)	—
Other income (expense), net	128	186	913	1,521	4,834

Loss from continuing operations before income tax	(21,454)	(20,861)	(100,392)	(939,103)	(3,072,046)

Income tax expense	(314)	(318)	—	—	—

Loss from continuing operations	(21,768)	(21,179)	(100,392)	(939,103)	(3,072,046)
Discontinued operation:
Income (loss) from operations of discontinued operation	—	—	—	(125)	1,173
Gain (loss) on disposal, including provision of $ 1.1 million for operating losses during phase-out period	—	—	381	(3,667)	—
Cumulative effect of accounting change related to the elimination of negative goodwill	—	—	3,901	—	—

Net loss	$(21,768)	(21,179)	(96,110)	(942,895)	(3,070,873)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.75)	$(0.88)	$(4.48)	$(68.33)	$(395.83)
Income (loss) from discontinued operation	—	—	0.02	(0.28)	0.15
Gain on elimination of negative goodwill	—	—	0.17	—	—

Net loss	$(0.75)	$(0.88)	$(4.29)	$(68.61)	$(395.68)

Shares used in computing basic and diluted net loss per share amounts	28,950	24,031	22,403	13,743	7,761

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,772	$16,282	$19,112	$25,476	$76,202
Short-term investments	6,361	16,674	13,386	14,654	297
Working capital (deficit)	(9,657)	4,168	(4,533)	(13,697)	52,753
Total assets	50,361	69,878	80,550	160,672	980,124
Total long-term debt	—	—	—	108	148
Total stockholders’ equity	$3,164	$21,532	$21,952	$66,839	$899,452

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations and other parts of this report contain forward looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions identify forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report. Forward looking statements that we believed to be true at the time we made them may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

KANA develops customer support software for many of the largest companies in the world. We are a leading provider of Service Resolution Management (SRM) software solutions: primarily knowledge-powered customer service solutions that provide information to resolve customer inquiries more efficiently, accurately, and consistently. Our applications enable organizations to improve the quality and efficiency of interactions with customers and partners across multiple communication points, including web contact, web collaboration, email, and telephone. As a result, our target market is comprised of large enterprises with high volumes of customer interactions, such as banks, telecommunications companies, high-tech manufacturers, healthcare organizations, and government agencies.

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from consulting and training. Our products are generally installed by our customers using a systems integrator, such as IBM, Accenture, BearingPoint or HCL Technologies. To a large degree, we rely on our relationships with leading system integrators who co-develop, recommend, and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. However, since our applications are generally installed by our customers using a system integrator, these services generally increase the cost of the project substantially, subjecting their purchase to more levels of required approval and scrutiny of projected cost savings in their customer service and marketing departments. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur, if at all, which contributes to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

We have grown rapidly through acquisitions until recent years. These acquisitions provided us with much of the core technology used in our applications. Over the period from 2001 through 2003, we substantially reduced the scale of our operations, started to leverage the service and development capabilities of system integrators, and reduced our costs. In the first quarter of 2005, we reduced our cost structure further, through the reduction of outsourced product development, a reduction in amortization related to the discontinuance of certain internal-use software, reduced headcount, and other cost reduction programs. We anticipate that these adjustments will reduce our expenses by up to $3.0 million to $3.5 million per quarter, beginning in the third quarter of 2005, relative to the average 2004 quarterly expense of approximately $16 million.

In the past four years, we have experienced a cautious purchasing environment in our industry. We believe that this was largely a reaction to the uncertain economy, which had a disproportionate effect on information technology spending. While general economic conditions began to stabilize and improve in the second half of 2003, we believe that our market continued to exhibit cautiousness and uncertainty and that, as a result, many enterprises continued to be reluctant to invest in large SRM applications. Since 1997 we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. For the twelve months ended December 31, 2004, we recorded a net loss of $21.8 million. As of December 31, 2004, we had an accumulated deficit of $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We expect our operating losses for 2005 to be less than those in 2004 as a result of our personnel and facility cost reductions. We expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditures needs for the next 12 months. However, if we do not experience anticipated demand for our products, we will need to further reduce costs, or issue equity securities or borrow money, to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transaction may be on unfavorable terms.

In the first quarter of 2003, we began implementing an outsourcing strategy, which involved subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to Accenture, HCL, IBM and BearingPoint, which have staffing in India or China. As a result of completing certain product development goals and to align our costs with our revenues, we gave notice of our intention to discontinue subcontracting software programming to Accenture and BearingPoint in early 2005 and in the middle of the second quarter of 2005, responsibility for certain product support activities was transferred to HCL and IBM in India.

As of December 31, 2004, we had 181 full-time employees, which represents a decrease from 211 employees at December 31, 2003. As of June 30, 2005, we had 141 employees, which represents a decrease of 40 from the December 31, 2004 employee headcount.

In February 2004, we completed the acquisition of Hipbone, Inc., a provider of online customer interaction solutions. The total purchase price approximated $1.4 million. Under the terms of the agreement, the Company paid $265,000 in cash and issued a total of 262,500 shares of the Company’s common stock valued at approximately $926,000 using the five-trading-day average price surrounding the date the acquisition was announced on January 5, 2004, or $3.62 per share. The Company incurred a total of approximately $169,000 in direct transaction costs. As a result of this acquisition, we now offer Hipbone’s Web collaboration, chat, co-browsing and file-sharing capabilities as part of our SRM software solutions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue recognition, collectibility of receivables, goodwill and intangible assets, contract loss reserve, income taxes, and restructuring. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

Revenue Recognition. License revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, provided the arrangement does not require significant customization or modification of the software, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

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

Consulting revenues are primarily from providing specific subject matter expertise as opposed to overall project management. Such services are performed on a time-and-materials basis and are recognized as services are performed.

Revenues from training are recognized as services are performed.

Reserve for Loss Contract. For professional services arrangements involving a fixed fee, we assess whether a loss reserve is necessary, estimate the total expected costs of providing services necessary to complete the contract, and compare these costs to the fees expected to be received under the contract. For example, we were party to a contract with a customer that provided for fixed fee payments in exchange for services upon meeting certain milestone criteria. Based on analysis we performed in the fourth quarter of 2000, we expected the costs to complete the project to exceed the associated fees and, accordingly, we recorded a loss reserve of $1.4 million in the quarter ended December 31, 2000. As a result of our restructuring in the third quarter of 2001, substantially all of the remaining professional services required under the contract were being provided by a third party, and we recorded an additional loss reserve of $6.1 million based upon an analysis of costs to complete these services. In the second quarter of 2002, we began discussions with the customer regarding the timing and scope of the project deliverables, which led to an amendment in August 2002 to the original contract. Based on the amendment and associated negotiations with a third-party integrator that had been providing implementation services to the customer, we recorded a charge of approximately $15.6 million to cost of services revenue in the second quarter of 2002 and, in accordance with the terms of the amendment, we were relieved from providing any further implementation services under the contract. The amendment required that we transfer $6.9 million to an escrow account (which included $5.8 million previously reported as restricted cash) to compensate any third-party integrator for the continued implementation of the customer’s system. The charge also included $8.5 million of fees that we had paid the third-party integrator prior to the amendment. During the second quarter of 2002, we received a scheduled payment of $4.0 million associated with the original agreement that we reported as deferred revenue. The $4.0 million is being recognized as revenue as we fulfill our support and training obligations. As of December 31, 2004, we had recognized $2.2 million of the $4.0 million as revenue, and $1.8 million remained in deferred revenue. Of the amount categorized as deferred revenue, $0.9 million related to support and will be recognized ratably through the first quarter of 2006, and $0.9 million related to training and will be recognized as we perform training obligations, but not later than the third quarter of 2005 when the training credits expire.

Accounting for Internal-Use Software. Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally, and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally five years) using the straight-line method. As of December 31, 2004, we had $13.2 million of capitalized costs for internal use software, net of $6.2 million accumulated depreciation.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations. In the fourth quarter ended December 31, 2004, the Company’s IT department reviewed its operations and technology requirements, and decided to discontinue its use of certain internal use software, which resulted in a non-cash impairment charge of $1.1 million Additionally, during the first quarter of fiscal 2005 we decided to discontinue the use of certain other internal-use software, which resulted in an additional $6.3 million impairment expense in the first quarter of fiscal 2005.

Restructuring. During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities. We have a total of approximately 82,000 square feet of excess space available for sublease or renegotiation. Locations of the excess space include Menlo Park, California, Princeton, New Jersey and Marlow in the United Kingdom. Remaining lease commitment terms on these leases vary from seven to eight years. We are seeking to sublease or renegotiate the obligations associated with the excess space. We had $10.8 million in accrued restructuring costs as of December 31, 2004, which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of December 31, 2004, our estimate of accrued restructuring cost included an assumption that we would receive $5.6 million in sublease payments that are not yet subject to any contractual arrangement and for which, in most cases, a potential sublessee has not been identified. We have assumed that the majority of these sublease payments will begin in 2005 through 2007 and continue through the end of the related leases.

Goodwill and Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense being recorded in each period. Amortization of goodwill ceased as of January 1, 2002 upon our adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”. Instead, we are now required to test goodwill for impairment under certain circumstances and write it down when it is impaired.

We regularly evaluate all potential indicators of impairment of goodwill and intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis completed at that time. However, during the quarter ended June 30, 2002, circumstances developed that indicated goodwill was likely impaired. The circumstances that lead to the impairment included the revision of estimates of our revenues and net loss for the second quarter of 2002 and subsequent quarters, based upon preliminary revenue results late in the second quarter of 2002 and the reduction of estimated revenue and cash flows. As a result, we announced preliminary second quarter 2002 results on July 2, 2002. Following this announcement, the decline in the trading price of our common stock reduced our market capitalization, and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the lower-than-previously-expected revenues and net loss for the second quarter of 2002 and the revision of estimates of our revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated cash flows in future quarters. We used a combination of discounted cash flows and relevant market data, including our market capitalization during the period following the announcement of preliminary results for the second quarter of 2002, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a reduction of goodwill as of

June 30, 2002 by $55.0 million. The remaining amount of goodwill as of December 31, 2004 was $8.9 million. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

We continue to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2004. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as net operating loss carryforwards, and stock-based compensation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. We concluded that a full valuation allowance was required for all periods presented. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing our income in the period in which such determination was made. Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize include, but are not limited to, a cumulative change of more than 50% ownership of the company, as defined, over a three year period. The portion of the net operating loss and tax credit carryforwards subject to potential expiration has not been included in deferred tax assets.

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

Stock Based Compensation. We currently account for our stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock. However, we have adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, and disclose in our financial statement footnotes what the net loss and net loss per share would have been adjusted to if we accounted for options using the fair-value method under SFAS No. 123, “Accounting for Stock-Based Compensation”.

The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option-pricing model to estimate the fair value of employee stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility. Because our stock options have characteristics significantly different from those of traded options and changes to the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing models to not provide a reliable single measure of the fair value of our employee stock options. We are currently evaluating our option valuation methodologies and assumptions in light of evolving accounting standards related to employee stock options. See Recent Accounting Pronouncements below.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure in financial statement footnotes is no longer an alternative. We are required to adopt SFAS 123R on January 1, 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS 123R using the modified prospective method.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our cash position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and whether we will be in a taxable position). There will be no tax impact related to the prior periods since we are in a net loss position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. which addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges beginning in our third quarter of 2005. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP FAS 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, we do not believe we will have any foreign earnings that we would repatriate. Therefore, we do not believe adoption of FSP FAS 109-2 will have a material effect on our consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

The following table sets forth in thousands selected data for the periods presented. Percentages are expressed as a percentage of total revenues.

	Years Ended December 31,
	2004		2003		2002
Revenues:
License	$14,169	29%	$26,228	43%	$41,530	53%
Service	34,731	71	34,778	57	37,560	48

Total revenues	48,900	100	61,006	100	79,090	100
Costs and Expenses:
License (excluding amortization of identifiable intangibles)	2,449	5	3,125	5	3,402	4
Service	9,488	19	9,702	16	29,250	37
Amortization of identifiable intangibles	119	—	4,800	8	3,347	4
Sales and marketing	25,099	51	29,189	48	37,423	47
Research and development	19,497	40	21,437	35	25,933	33
General and administrative	8,137	17	9,073	15	13,053	17
Amortization of stock compensation	1,231	3	5,870	10	16,620	21
Impairment of internal-use software	1,062	2	0	0	0	0
Restructuring costs	3,400	7	1,704	3	(5,086)	-6
Goodwill impairment	0	0	0	0	55,000	70

Total costs and expenses	70,482	144%	84,900	139%	178,942	226%

Comparison of the Years Ended December 31, 2004 and 2003

Revenues

Total revenues decreased by 20% to $48.9 million for the year ended December 31, 2004 from $61.0 million for the year ended December 31, 2003, primarily as a result of fewer license transactions in 2004 than in 2003. We believe the decrease in 2004 was due to many factors including competitive pressures, greater-than-anticipated delays in completing expected license transactions through systems integrators, and a slow recovery in the information technology spending environment.

License revenues include licensing fees only, and exclude associated maintenance and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon shipment provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies” above. License revenues decreased by 46% to $14.2 million for the year ended December 31, 2004 from $26.2 million for 2003. This decrease in license revenue was primarily due to a decrease in the average selling price of license transactions due to competitive pricing pressures, as well as a decrease in the number of license transactions closed during the year. We expect our average selling price to continue to fluctuate in future quarters given the relatively low number of new transactions that comprise the majority of our license revenue recognized per quarter. As an example, the average quarterly selling price of license transactions exceeding $100,000 varied from a low of approximately $136,000 in the second quarter of 2004 to a high of approximately $407,000 in the third quarter of 2004.

Our license revenue for first quarter 2005 is estimated to be approximately $1.5 million and our second quarter 2005 is estimated to be $2.2 million (compared to fourth quarter 2004 license revenue of $4.7 million). The market for our products is unpredictable and intensely competitive, and the economic environment over the last few years has had an effect on corporate purchasing, which has adversely affected sales of our products.

Our service revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers (including when-and-if-available upgrades). Professional services revenues relate to providing consulting, training and, to a lesser extent, implementation services to our customers. Service revenues remained flat at $34.7 million for the year ended December 31, 2004 compared to $34.8 million for 2003. The consistency in service revenue amount was in line with expectations since the relatively small percentage of support renewal cancellations is typically more than offset by new maintenance contracts associated with new license transactions. In addition, we maintained a relatively constant professional services headcount in 2004 compared with 2003. Support revenues are the largest component of service revenues, and, in 2004, were relatively consistent with our 2003 support revenues, at $31.0 million in 2004 versus $30.6 million in 2003. The drop in sales of new licenses in 2004 affected service revenues less than license revenues because the majority of our maintenance revenues relate to ongoing maintenance contracts with existing customers. We expect that service revenues in 2005 will be fairly consistent with those from 2004 in absolute dollars.

Revenues from international sales were $17.2 million, or 35% of total revenues, in the year ended December 31, 2004 and $17.2 million, or 28% of total revenues, in the year ended December 31, 2003. Our international revenues were derived from sales in Europe, Canada and Asia Pacific.

During 2004 we experienced a slight increase in sales to companies in the telecommunications sector, representing approximately 42% of our revenues in 2004 compared to approximately 41% in 2003. Sales to companies in the financial services sector remained constant at 30% for both 2004 and 2003. We also experienced an increase in sales to companies in the high technology sector, representing approximately 8% of our revenues in 2004 compared to approximately 5% in 2003.

Costs and Expenses

Total cost of revenues decreased by 16% to $12.0 million for the year ended December 31, 2004 from $14.3 million for the year ended December 31, 2003.

License. Cost of license revenues consists of third party software royalties, costs of product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license revenues as a percentage of license revenue for 2004 was 17% compared to 12% in 2003. The increase was due to royalty costs associated with a relatively higher proportion of non-revenue-related shipments, such as upgrades and updates during 2004. We expect that our cost of license revenue as a percentage of sales in 2005 will be similar to that from 2004.

Service. Cost of service revenues consists primarily of salaries and related expenses for our customer support, consulting, and training services organization, and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenues decreased to 27% of service revenues, or $9.5 million, for 2004 compared to 28%, or $9.7 million, for the prior year. Both totals exclude amortization of stock-based compensation of $346,000 and $430,000 for periods ending December 31, 2004 and 2003, respectively. The consistency in service margins in 2004 compared to 2003 was due to consistency in our strategy and professional service staffing levels throughout 2004 and 2003. We anticipate that our cost of service revenues will decrease slightly in absolute dollars, and as a percentage of service revenue, in 2005 compared to 2004 due to our transfer of some service responsibilities to our development partner in India.

Amortization of Identifiable Intangibles. The amortization of identifiable intangible assets recorded in 2004 and 2003 related to $14.8 million of purchased technology recorded as an intangible asset in connection with the mergers with Silknet Software, Inc. in April 2000 and Hipbone, Inc. February 2004, respectively. The amortization of the assets related to Silknet concluded in April 2003. Amortization totaled $0.1 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased by 14% to $25.1 million for the year ended December 31, 2004 from $29.2 million for the year ended December 31, 2003. This decrease was partly attributable to reductions in sales and marketing personnel during 2004, from 77 positions as of December 31, 2003 to 70 positions as of December 31, 2004 and a reduction in information technology support. In addition, commission expense in 2004 was $0.6 million lower than in 2003 due to decreases in license revenues in 2004 as discussed above. We anticipate that sales and marketing expenses in 2005 will be lower than 2004 in absolute dollars, and will fluctuate as a percentage of revenues depending on the timing and amount of revenues. The lower expenses in 2005 will primarily be due to lower headcount.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by 9% to $19.5 million for the year ended December 31, 2004 from $21.4 million for the year ended December 31, 2003. This decrease was partly attributable to a reduction in research and development personnel during 2004 by 15%, from 40 as of December 31, 2003 to 34 at December 31, 2004 and a reduction in information technology support. The decrease can also be attributed to lower outsourcing expenses paid to our development partners with staffing in India and China. We anticipate that research and development expenses will be lower in absolute dollars in 2005 than in 2004 as certain product development activities were completed, and will fluctuate as a percentage of revenues depending on the timing and amount of revenues.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased by 11% to $8.1 million for the year ended December 31, 2004 from $9.1 million for the year ended December 31, 2003. This decrease was primarily attributable to a reduction in information technology support, professional services, bad debt expense and other general and administrative expenses for the year ended December 31, 2004. We anticipate that general and administrative costs in 2005 will be slightly higher in absolute dollars compared to 2004, and will fluctuate as a percentage of revenues depending on the timing and amount of revenues.

Amortization of Stock-Based Compensation. We amortize employee-related deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretations No. 28. The amortization of deferred stock-based compensation related to fully vested warrants to third parties are amortized on a straight-line basis. Amortization of stock-based compensation was $1.2 million and $5.9 million for the years ended December 31, 2004 and 2003, respectively. In 2004 and 2003, there were no options granted with an exercise price below the fair value of the option shares on the grant date.

As of December 31, 2004, a total of approximately $58,000 of unearned deferred stock-based compensation remained to be amortized. We anticipate to fully amortize the remaining stock-based compensation expense in 2005. The amortization of stock-based compensation for 2004 and 2003, by operating expense, is detailed as follows (in thousands):

	Year Ended December 31,
	2004	2003
Cost of service	$346	$430
Sales and marketing	646	2,300
Research and development	82	2,149
General and administrative	157	991

Total	$1,231	$5,870

Impairment of Internal Use Software. In the fourth quarter ended December 31, 2004, the Company’s IT department reviewed its operations and technology requirements, and decided to discontinue its use of certain internal use software. As a result, a material charge for impairment was required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The capitalized cost of this internal-use software included capitalized fees paid to third parties to implement the software. The total non-cash impairment charge related to this software was $1.1 million in the fourth quarter.

In the first quarter ended March 31, 2005, we reviewed all continuing operating expenses across the entire company, including our technology requirements. One result of this review was a decision to discontinue our use of certain internal use software. The total non-cash impairment charge related to this software was $6.3 million which will be recorded in the first quarter of 2005.

Restructuring Costs. During the year ended December 31, 2004, we recorded $3.3 million in restructuring costs related to a change in evaluation of real estate market conditions in the United Kingdom, and changes in sublease estimates based on offers from potential subtenants in the United States. For the year ended December 31, 2003, we recorded approximately $1.7 million in restructuring related to a change in real estate market conditions relating to excess leased facilities, and discussions with our respective landlords.

The following table summarizes our restructuring expenses, payments, and liabilities at and for the years ended December 31, 2004 and 2003 (in thousands):

	Severance	Facilities	Total
Restructuring reserve at 01/01/2003	$217	$10,731	$10,948
Restructuring charge	—	1,704	1,704
Payments made	(33)	(2,773)	(2,806)
Sublease payments received	—	348	348

Restructuring reserve at 12/31/2003	184	10,010	10,194

Restructuring charge	—	3,336	3,336
Payments made	(184)	(2,693)	(2,877)
Sublease payments received	—	141	141

Restructuring reserve at 12/31/2004	$—	$10,794	$10,794

We made payments of $2.6 million against restructuring liabilities in 2004, net of contractual sublease payments received. The remainder will be paid relatively evenly from 2005 through 2011.

Goodwill Impairment. During June 2004 we performed our annual test for goodwill impairment as required by SFAS No. 142. Based on our evaluation, we concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. There have been no events or circumstances from June 30, 2004 to December 31, 2004 that have affected our June 30, 2004 conclusion regarding the recoverability of goodwill. The remaining amount of goodwill and intangibles as of December 31, 2004 was $8.9 million. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

Other Income (Expense), net

Other income (expense), net consists of interest income, interest expense and other income (expense). Interest income consisted primarily of interest earned on cash and short-term investments and was approximately $0.1 million and $0.3 million during the years ended December 31, 2004 and 2003. The decrease in other income (expense), net related to lower amounts of interest income earned due to lower average cash balances in 2004 than in 2003. Interest expense consisted primarily of interest expense related to our line of credit and was approximately

$0.2 million and $0.2 million during the years ended December 31, 2004 and 2003. Other income also consisted of net gains on asset disposals.

Provision for Income Taxes

We have incurred operating losses on a consolidated basis for all periods from inception through December 31, 2004. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. In 2004 and 2003, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $0.3 million and $0.3 million, respectively, in those foreign jurisdictions.

As of December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $425.0 million and $358.1 million, respectively. The Company also had foreign net operating loss carryforwards of approximately $20.0 million. The federal net operating loss carryforwards, if not offset against future taxable income, will expire from 2011 through 2024. Pursuant to the Internal Revenue Code, the amounts and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. As such, the portion of the net operating loss and tax credit carryforwards subject to potential expiration has not been included in deferred tax assets. In addition it is possible additional limitations may exist.

Comparison of the Years Ended December 31, 2003 and 2002

Revenues

Total revenues decreased by 23% to $61.0 million for the year ended December 31, 2003 from $79.1 million for the year ended December 31, 2002, primarily as a result of fewer license deals in 2003 than in 2002, as well as a 31% decrease in the average sales price per license deal over $100,000 realized during 2003 compared to 2002. We believe the decrease in 2003 was due to a multitude of factors including competitive pricing pressures and the continuing slow down in the information technology spending environment.

License revenues decreased by 37% to $26.2 million for the year ended December 31, 2003 from $41.5 million for 2002. This decrease in license revenue was primarily due to a decrease in the average selling price of license deals, as well as a decrease in the number of license deals closed during the year. The decrease in the average selling price of license deals was primarily experienced in the first half of the year.

Our service revenues consist of either support revenues or professional services. Support revenues relate to providing customer support and product maintenance and updates to our customers. Professional services revenues relate to providing consulting, training and, to a lesser extent, implementation services to our customers. Service revenues decreased by 7% to $34.8 million for the year ended December 31, 2003 from $37.6 million for 2003. The decrease in service revenues was primarily in professional services, due to our customers’ increased use of independent third party integrators for implementation services in 2003. Support revenues were relatively consistent with 2002, at $30.6 million in 2003 versus $30.8 million in 2002. The reduction in the sales of new licenses in 2003 affected service revenues less than license revenues because the majority of our maintenance revenues relate to ongoing maintenance contracts with existing customers.

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

Costs and Expenses

License. Cost of license revenues as a percentage of license revenue for 2003 was 12% compared to 8% in 2002. The increase was due to royalty costs associated with a relatively higher proportion of non-revenue-related shipments, such as upgrades and updates during 2003.

Service. Cost of service revenues decreased to 28% of service revenues, or $9.7 million, for 2003 compared to 78%, or $29.3 million, for the prior year. Cost of service revenues in 2002 included approximately $15.6 million, or 42% of service revenues, related to a loss contract with a customer, as discussed in “Reserve for Loss Contract” under “Critical Accounting Policies” above. The improvement in service margins in 2003 was also due to the change in service revenues mix throughout 2002 following a shift in our strategy in September 2001 to have customers use independent third party integrators to provide implementation services, rather than purchase those services from us. As a result, support revenues comprised a larger percentage of service revenues during the entire year of 2003, which yielded better margins than professional services revenues since the ratio of customers-to-personnel is significantly higher for customer support

Amortization of Identifiable Intangibles. The amortization of identifiable intangible assets recorded in the current and prior year relates to $14.4 million of purchased technology recorded as an intangible asset in connection with the merger with Silknet in April 2000. The amortization of these assets concluded in April 2003. Amortization totaled $1.5 million and $4.8 million for the years ended December 31, 2003 and 2002, respectively.

Sales and Marketing. Sales and marketing expenses decreased by 22% to $29.2 million for the year ended December 31, 2003 from $37.4 million for the year ended December 31, 2002. This decrease was primarily attributable to reductions in sales and marketing personnel during 2003 by 27%, from 106 positions as of December 31, 2002 to 77 positions at December 31, 2003, which resulted in approximately $4.2 million in savings in salaries and related benefits. In addition, commission expense in 2003 was $2.3 million lower than in 2002 due to decreases in license revenues in 2003 discussed above. We also spent $2.2 million less in marketing programs in 2003 than in 2002.

Research and Development. Research and development expenses decreased by 17% to $21.4 million for the year ended December 31, 2003 from $25.9 million for the year ended December 31, 2002. This decrease was attributable primarily to the reduction of personnel during 2003 by 69%, from 128 as of December 31, 2002 to 40 at December 31, 2003 and resulted in savings of approximately $8.5 million in compensation, benefits, and allocated facility and operations costs. These reductions in personnel were offset by approximately $6.0 million in fees associated with our outsourcing strategy begun in the first quarter of 2003, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. Likewise, expense for contractors in the United States decreased by $0.8 million in 2003 compared to 2002. We also realized savings in depreciation expense charged to research and development of $0.9 million in 2003 compared to 2002 due to assets placed in service in 2000 becoming fully depreciated in 2003.

General and Administrative. General and administrative expenses decreased by 30% to $9.1 million for the year ended December 31, 2003 from $13.1 million for the year ended December 31, 2002. This decrease was attributable to the 23% reduction in general and administrative personnel during 2003, from 30 finance, legal and human resources-related positions at December 31, 2002 to 23 such positions at December 31, 2003, as well as $2.0 million in net reductions to bad debt expense in 2003.

Amortization of Stock-Based Compensation. As of December 31, 2003, a total of approximately $1.5 million of unearned deferred stock-based compensation remained to be amortized.

The amortization of stock-based compensation by operating expense, for 2003 and 2002, is detailed as follows (in thousands):

	Year Ended December 31,
	2003	2002
Cost of service	$430	$883
Sales and marketing	2,300	4,697
Research and development	2,149	4,384
General and administrative	991	6,656

Total	$5,870	$16,620

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

	Severance	Facilities	Total
Restructuring reserve at 1/01/2002	$913	$27,418	$28,331

Non-cash reduction of restructuring	—	(5,086)	(5,086)
Payments made	(696)	(12,415)	(13,111)
Sublease payments received	—	814	814

Restructuring reserve at 12/31/2002	217	10,731	10,948

Restructuring charge	—	1,704	1,704
Payments made	(33)	(2,773)	(2,806)
Sublease payments received	—	348	348

Restructuring reserve at 12/31/2003	$184	$10,010	$10,194

Goodwill Impairment. During the quarter ended June 30, 2002, circumstances developed that indicated our goodwill was likely impaired and we performed an impairment analysis as of June 30, 2002. This analysis resulted in a $55.0 million impairment expense to reduce goodwill. The circumstances that led to the impairment included the lower-than-previously-expected revenues and net loss for the second quarter of 2002 and the revision of estimates of our revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated cash flows in future quarters. We used a combination of discounted cash flows and relevant market data, including our market capitalization during the period following the revision of estimates, to calculate an estimated fair value and the resulting goodwill impairment. The estimated fair value was compared to the corresponding carrying value of goodwill at June 30, 2002, which resulted in a revaluation of goodwill as of June 30, 2002.

Impairment of Investment

In connection with the merger with in April 2000, we assumed a $1.5 million investment in preferred stock of a privately held company. We recorded a $1.0 million impairment charge in the fourth quarter of 2001 and another $0.5 million impairment charge in the fourth quarter of 2003 in order to reduce the carrying value of the investment to zero at December 31, 2003. The impairment charge in 2003 was based upon the decline in the estimated fair value of the asset based upon evaluation of the business prospects. The impairment charge in 2001 was based on a substantial decline in the estimated fair value of the investment based, in part, on the terms of a recent financing involving significant new investors.

Other Income (Expense), net

Interest income consisted primarily of interest earned on cash and short-term investments and was approximately $315,000 and $965,000 during the years ended December 31, 2003 and 2002. The decrease in other income (expense), net related to lower amounts of interest income earned due to lower average cash balances in 2003 than in 2002. Interest expense consisted primarily of interest expense related to our line of credit and was approximately $174,000 and $107,000 during the years ended December 31, 2003 and 2002. Other income consisted primarily of net gains on asset disposals.

Provision for Income Taxes

We had recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit was not more likely than not. In 2003, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $318,000 in those foreign jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had $20.1 million in cash, cash equivalents and short-term investments, compared to $33.0 million as of December 31, 2003. As of December 31, 2004, we had negative working capital of $9.7 million. $17.6 million of our current liabilities consists of current deferred revenue (primarily reflecting payments for future maintenance services under our software licenses).

History and recent trends. We have had negative cash flows from operations in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. However, our cash used in operations has decreased significantly in recent years, from $42.2 million in 2002 to $12.7 million in 2003 and $13.1 million in 2004. This reduction in operating cash outflows has resulted from a 44% decrease in overall cost of revenues, sales and marketing, research and development, general and administrative, and merger and restructuring costs from 2002 to 2004, offset in part, by a 38% decrease in revenues during the same period. Our cost reductions have been realized through our restructuring plan in 2001, as well as various cost controls and operational efficiencies realized since 2001. In 2004, 2003 and 2002, we had net workforce reductions of approximately 30, 154 and 44 employees, respectively.

Primary driver of cash flow. Our ability to generate cash in the future relies upon our success in generating sufficient sales, especially new license sales. We expect our maintenance renewals in 2005 will be fairly consistent with 2004. Since our new license transactions are relatively small in volume and are difficult to predict, we may not be able to generate new license transactions as anticipated in any particular future period. From time to time, changes in working capital will affect our cash flows. However, we do not expect this to materially impact our future cash flows over time, since we expect relative stability, or slight growth, in our assets and liabilities.

Operating cash flow. Our use of $13.1 million of cash for operating activities for the year ended December 31, 2004, included a $21.8 million net loss from continuing operations offset by non-cash charges of $5.5 million in depreciation, $1.4 million in amortization of deferred stock-based compensation and identifiable intangible assets, and $1.1 million in write-off of fixed assets. Other working capital changes totaled a negative $3.6 million, resulting primarily from a $4.1 million decrease in accounts receivable offset by $0.8 million decrease in prepaid expenses and other assets, a $0.6 million reduction in the allowance for doubtful accounts, $3.6 million reduction in deferred revenue, and $3.4 million in net payments relating to restructuring liabilities. Our operating activities used $12.7 million and $42.2 million of cash and cash equivalents for the year ended December 31, 2003 and December 31, 2002, respectively. These expenditures were primarily attributable to net losses experienced during these periods, offset in part by non-cash charges related to impairment of goodwill and amortization of intangibles and stock-based compensation.

Investing cash flow. Our investing activities provided $9.4 million of cash for the year ended December 31, 2004, and consisted primarily of net transfers of short-term investments to cash totaling $10.4 million, offset by purchases of property and equipment of $0.9 million and cash paid for acquisitions of $0.4 million. Our investing activities used $4.5 million of cash for the year ended December 31, 2003, and consisted primarily of net transfers of short-term investments to cash totaling $3.3 million and purchases of property and equipment of $1.2 million. Our investing activities used $0.4 million of cash for the year ended December 31, 2002, and consisted primarily of reductions of restricted cash of $10.6 million, net transfers of short-term investments to cash totaling $1.3 million, offset by purchases of property and equipment of $12.3 million. Our purchases of property and equipment were $0.9 million, $1.2 million and $12.2 million in 2004, 2003 and 2002, respectively. The decreases were primarily to due to the completion of $15.2 million in expenditures on internal-use software as of January 2003, and to a lesser extent, the reduction in purchases of infrastructure and various employee related equipment in 2003 and 2004.

Financing cash flow. On June 30, 2005, we announced completion of a private placement of 1,631,541 shares of common stock with institutional investors at a price of $1.471 per share for aggregate gross proceeds of $2.4 million. In addition, we issued these investor warrants to purchase a total of 815,769 shares of common stock at an exercise price of $2.452. Financing activities provided $0.8 million in cash for the year ended December 31, 2004, due to net proceeds from issuances of common stock. Our financing activities provided $14.2 million in cash for the year ended December 31, 2003, due to net proceeds from issuances of common stock, particularly the public offering in November 2003, which raised $13.1 million in net proceeds. Our financing activities provided $36.1 million in cash for the year ended December 31, 2002, primarily due to net proceeds of approximately $31.4 million from our private placement of approximately 2.9 million shares of our common stock in February 2002.

Existence and timing of contractual obligations. We have a line of credit totaling $5.0 million, which is collateralized by all of our assets, had an interest rate of 5.25% as of December 31, 2004 (the higher of the bank’s prime rate or 4.0%), and expires in November 2005, at which time the entire balance under the line of credit will be due. Total borrowings as of December 31, 2004 and 2003 were $3.4 million under this line of credit. Under the terms of an amendment signed August 24, 2005, the line of credit requires us to maintain at least a $8.0 million dollar balance in cash or cash equivalents with the lending bank at all times or pay a one-time fee of $10,000, and to maintain at all times a minimum of $11.0 million as short-term unrestricted cash and cash equivalents and short-term investments. Starting September 30, 2005, the minimum required balance will be increased from $11.0 million to $13.0 million. As long as we have a minimum of $13.0 million in short-term unrestricted cash and cash equivalents and short-term investments, the interest rate remains at the bank’s prime rate. If our unrestricted cash and cash equivalents and short-term investments fall below $13.0 million, the rate would become prime plus 0.5 percentage point through June 30, 2005 and prime plus 1.0 percentage point thereafter. The line of credit also requires us to maintain EBITDA covenant of not less than $0 for the second quarter ending June 30, 2005 and not less than $500,000 for each fiscal quarter after the quarter ending September 30, 2005. The minimum EBITDA requirement for the second quarter ended June 30, 2005 will be eliminated if our net loss for that quarter does not exceed $1.9 million. If we default under this line of credit, including through a violation of any of these covenants, the entire balance under the line of credit could become immediately due and payable unless the Company obtains a waiver. As of July 31, 2005, we were in compliance with all financial covenants of the line of credit agreement.

Our future payments due under debt and lease obligations and other contractual commitments as of December 31, 2004 are as follows (in thousands):

Year Ending December 31,	Line of Credit	Non-cancelable Operating Leases (1)	(Less) Sublease Income (2)	Future Royalty Obligations (3)	Severance Obligation (4)	Net
2005	$3,427	5,345	$(366)	$800	$275	$9,481
2006		4,818	(792)	500	69	4,595
2007		4,053	(781)	500	—	3,772
2008		3,271	(600)	—	—	2,671
2009		3,154	(771)	—	—	2,383
Thereafter		2,059	(493)	—	—	1,566

	$3,427	22,700	$(3,803)	$1,800	$344	$24,468

(1)	Includes leases for properties included in the restructuring liability.

(2)	Includes only subleases that are under contract as of December 31, 2004 and excludes future estimated sublease income for agreements not yet signed.

(3)	Represents minimum payments to one vendor for a future royalty fees. The agreement is not cancelable until June 30, 2007.

(4)	Represents minimum payments of a severance obligation.

Off-balance sheet arrangements. In accordance with GAAP, none of our operating lease obligations are reflected on our balance sheet. The vast majority of our operating leases relates to facilities and do not involve a transfer of ownership at the end of the lease. We have no other off-balance sheet arrangements.

Cash held in foreign locations. As of December 31, 2004, we had $6.8 million held by our 100%-owned foreign subsidiaries, primarily in Europe and Japan. We believe our access to this cash is unencumbered, and would not result in withholding or repatriation charges due to our intercompany receivable balances and transfer pricing arrangements with these entities.

Outlook. Based on our current 2005 revenue expectations, we expect our cash and cash equivalents and short-term investments on hand will be sufficient to meet our working capital and capital expenditure needs for the next twelve months. If we do not experience anticipated demand for our products, we will need to further reduce costs, or issue equity securities or borrow money to meet our cash requirements. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

Our quarterly revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions is generally large relative to our total revenue in any quarter, particularly as we have focused on larger enterprise customers and on licensing our more comprehensive integrated products and have involved system integrators in our sales process. For example, in 2004, one customer, IBM, represented 11% of our total revenues. If sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. In recent periods, we have experienced increases in the length of a typical sales cycle. This trend may add to the uncertainty of our future operating results and reduce our ability to anticipate our future revenues. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. In part as a result of this aspect of our business, our quarterly revenues and operating results may fluctuate in future periods and we may fail to meet the expectations of investors and public market analysts, which could cause the price of our common stock to decline. We expect the concentration of revenues among fewer customers to continue in the future.

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

Furthermore, we increasingly rely on systems integrators to identify, influence and manage large transactions with customers, and we expect this trend to continue as our industry consolidates. Selling our products in conjunction with our systems integrators who incorporate our products into their offerings can involve a particularly long and unpredictable sales cycle, as it typically takes more time for the prospective customer to evaluate proposals from multiple vendors. In addition, when systems integrators propose the use of our products to their customers, it is typically part of a larger project, which can require more levels of customer approvals. We have little or no control over the sales cycle of an integrator-led transaction or our customers’ budgetary constraints and internal decision-making and acceptance processes.

As a result of increasingly long sales cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues for a period could cause our stock price to decline.

Our business relies heavily on service resolution management solutions, including new products that we have recently begun to offer, and these solutions may not gain market acceptance.

We have made service resolution management, or SRM, solutions our main focus and, in recent periods, have allocated a significant portion of our research and development and marketing resources to the development and promotion of such products. For our current business model to succeed, we believe that we will need to convince new and existing customers of the merits of purchasing our SRM solutions over traditional customer relationship management, or CRM, solutions. Many of these customers have previously invested substantial resources in adopting and implementing their existing CRM products, whether such products are ours or are those of our competitors. We may be unable to convince customers and potential customers that it is worth them purchasing substantial new software packages to provide them with SRM capabilities. If our strategy of offering SRM solutions fails, we may not be able to sell sufficient quantities of our key new product offerings to generate significant license revenues, and our business could be harmed.

We introduced our new KANA Resolution SRM product in December 2004 and have not yet obtained any revenue from licenses of this product. We devoted significant resources to the development and marketing of this product and if it is not accepted by potential customers our business would be materially adversely affected.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. Our operating activities used $13.1 million of cash in 2004. Our license revenues are estimated to be $1.5 million in the first quarter and $2.2 million in the second quarter of 2005 and if future orders do not increase, we would likely be required to seek additional capital to meet our working capital needs if we are unable to reduce expenses to the degree necessary to avoid incurring significant net cash reductions. Furthermore, although we had cash and cash equivalents including short term investments of $20.1 million at December 31, 2004, it is possible that, if we fall significantly below these levels in the coming quarters, customers will be concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts. At June 30, 2005, we had cash and cash equivalents including short term investments of $14.6 million. Since an April 15, 2005 amendment on our bank loan, any failure to maintain cash above $11.0 million ($13 million after September 30, 2005) would trigger a covenant violation under our line of credit, which could further lower our cash balance if the bank were to enforce repayment of borrowing under that line ($5.0 million as of June 30, 2005). In addition, any failure to achieve a minimum EBITDA of $0 (or a net loss of not more than $1.9 million) for the quarter ended June 30, 2005 would trigger a covenant violation under our line of credit, which could further lower our cash balance if the bank were to enforce repayment. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the current uncertain market climate, and we may not be successful in implementing or negotiating other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

If we fail to grow our customer base or generate repeat business, our operating results could be harmed.

Our business model generally depends on the sale of our products to new customers as well as on expanded use of our products within our customers’ organizations. If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These customers may not purchase additional licenses to expand their use of our products. If these customers do not successfully develop and deploy initial applications based on our products, they may choose not to purchase deployment licenses or additional development licenses. In addition, as we introduce new versions of our products, new product lines or new product features, our current customers might not require the additional functionality we offer and might not ultimately license these products. Furthermore, because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold; any downturn in our software license revenue would negatively affect our future services revenue. Also, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenues would decline. Additionally, a substantial percentage of our sales continues to come from repeat customers. If a significant existing customer or a group of existing customers decide not to repeat business with us, our revenues would decline and our business would be harmed.

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

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition with our products from systems designed in-house and by our competitors. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for eCRM platforms are larger, more established companies such as Siebel Systems and Oracle. We also face competition from Chordiant Software, E.piphany, ATG, Knova, RightNow, Amdocs, and Pegasystems with respect to specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise. As we have combined and enhanced our product lines to offer a more comprehensive software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of December 31, 2004, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

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

A significant percentage of our revenues depend on leads generated by systems integrators, or “SIs”, and their recommendations of our products. If SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue increasing our leverage of SIs as indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will increase. Our reliance on third parties for these functions has reduced our control over such activities and reduced our ability to perform such functions internally. If we come to rely primarily on a single SI that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to provide implementation services related to our products, we may not be able to internally generate sufficient revenue or increase the revenues generated by our other SI relationships to offset the resulting lost revenues. Furthermore, SIs typically suggest our solution in combination with other products and services, some of which may compete with our solution. SIs are not required to promote any fixed quantities of our products, are not bound to promote our products exclusively, and may act as indirect sales channels for our competitors. If these companies choose not to promote our products or if they develop, market or recommend software applications that compete with our products, our business will be harmed.

In addition to relying on SIs to recommend our products, we also rely on SIs and other third-party resellers to install and support our products. Our substantial reduction in the size of our professional services team in 2001, and to a lesser extent in 2002, increased our customers’ reliance on third parties for product installations and support. If the companies providing these services fail to implement our products successfully for our customers, the customer may be unable to complete implementation on the schedule that it had anticipated and we may have increased customer dissatisfaction or difficulty making future sales as a result. We might not be able to maintain our relationships with SIs and other indirect sales channel partners and enter into additional relationships that will provide timely and cost-effective customer support and service. If we cannot maintain successful relationships with our indirect sales channel partners, we might have difficulty expanding the sales of our products and our growth could be limited. In addition, if such third parties do not provide the support our customers need, we may be required to hire subcontractors to provide these professional services. Increased use of subcontractors would harm our margins because it costs us more to hire subcontractors to perform these services than it would to provide the services ourselves.

Reductions in our workforce may adversely affect our ability to release products and product updates in a timely manner.

We have substantially reduced our headcount over the last two years from a total of 365 employees as of December 31, 2002 to 211 as of December 31, 2003 to 181 as of December 31, 2004. The majority of this reduction was the result of our decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners in early 2003. We reduced the size of our research and development department from 88 employees as of December 31, 2003 to 34 employees as of December 31, 2004. In addition, we reduced the level of our expenditures on outsourced development in the first quarter of 2005, which will take effect in the second quarter of 2005. The reductions in our research and development headcount and the recent reductions in our outsourced development capacity may limit our ability to release products within expected timeframes. For example, many of the employees who were terminated in headcount reductions possessed specific knowledge or expertise that may prove to have been important to our operation. We further reduced our headcount from 181 as of December 31, 2004 to 141 as of June 30, 2005. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Our termination of two outsourcing arrangements in early 2005 may further reduce our ability to respond to development challenges and to introduce new products in expected timeframes.

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

If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements and achieve market acceptance, we might be unable to attract new customers. Our industry is characterized by rapid and substantial developments in the technologies and products that enjoy widespread acceptance among prospective and existing customers. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. In addition, if our international development partners fail to provide the development support we need, our products and product documentation could fall behind those produced by our competitors, causing us to lose customers and sales. We might not be successful in marketing and supporting recently released versions of our products, such as our SRM and On-Demand offerings, or developing and marketing other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they might not achieve market acceptance. We have experienced delays in releasing new products and product enhancements in the past and could experience similar delays in the future. These delays or problems in the installation or implementation of our new releases could cause us to lose customers.

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

We license third party software that we incorporate into our products. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology would be difficult to replace. The loss of any of these licenses could result in delays or reductions of our applications until we identify, license and integrate or develop equivalent software. If we are required to enter into license agreements with third parties for replacement technology, we could face higher royalty payments and our products may lose certain attributes or features. In the future, we might need to license other software to enhance our products and meet evolving customer needs. If we are unable to do this, we could experience reduced demand for our products.

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

Since becoming a publicly traded security listed on NASDAQ in September 1999, our common stock has reached a closing high of $1,698.10 per share and closing low of $0.65 per share. The last reported sale price of our shares on June 30, 2005 was $1.60 per share. Under NASDAQ’s listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it may delist our common stock from the NASDAQ National Market. If the closing bid price of our common stock did not thereafter regain compliance for a minimum of 10 consecutive trading days during the 180 days following notification by NASDAQ, our common stock could be delisted from trading on the NASDAQ National Market.

Our independent auditors have identified material weaknesses in our internal controls that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

In the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our independent auditors identified and reported material weaknesses in our internal control over financial reporting. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our audited financial statements. In addition, our Chief Executive Officer and our Chief Financial Officer performed an, evaluation of our disclosure controls and procedures and found that they were not effective. First, we had weaknesses in our general accounting processes related to insufficient documentation and analyses to support our consolidated financial statements, failure to properly evaluate estimates of royalties due, and insufficient staffing in the accounting and reporting function, which is exacerbated by changes in management and accounting personnel and insufficient training of our accounting department. Second, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, these required adjustments to our financial statements for the year ended December 31, 2004.

Finally, during the first quarter of 2005, our Audit Committee completed an examination of certain of our internal controls relating to travel and entertainment expenses and determined that we had made erroneous expense reimbursements to our Chief Executive Officer and certain other executive officers, primarily as a result of inconsistent travel and entertainment policies, inadequate review of expense reimbursement requests and carelessness.

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 which continued to exist during the first two quarters of 2005. As a result, we are unable to conclude that our disclosure controls and procedures were effective as of December 31, 2004. (See Item 9A) We believe that these deficiencies did not have a material impact on our financial statements included in this report due to the fact that we performed substantial analysis on and for the December 31, 2004 and prior years’ balances, including performing historical account reconciliations, having account balance analysis reviewed by senior management, and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles, and they increase the risk of error.

Management, with the oversight of the Audit Committee of the Board of Directors, has begun to address these control deficiencies and is committed to effectively remediating these deficiencies as expeditiously as possible. The Chief Financial Officer joined the company in mid October 2004. The Vice President of Finance for EMEA has been promoted to Vice President of Finance for all of KANA and he is in the process of recruiting additional experienced staff. Some new processes and controls have already been approved and are being implemented. The Company plans to develop and implement further improvements and additional controls. In addition, management believes that it has remediated the material weakness relating to travel and entertainment expense reimbursement during the first quarter of 2005. The Company’s other weaknesses will not be considered remediated until new internal controls are developed and implemented throughout the Company, are operational for a period of time, are tested, and management concludes that these controls are operating effectively.

Our remediation measures may not be successful in correcting the material weakness reported by our auditors. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. In addition, controls may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. Any failure to remediate the material weaknesses described above or to implement and maintain effective internal controls could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We face additional risks and costs as a result of the delayed filing of our annual report on Form 10-K for the year ended December 31, 2004 and our quarterly reports on Form 10-Q for the quarters ended March 31, and June 30, 2005.

As a result of the delayed filing of our annual report on Form 10-K for the year ended December 31, 2004 and our quarterly reports on Form 10-Q for the quarters ended March 31, and June 30, 2005, we have experienced additional risks and costs. As previously disclosed, we have received Staff Determination letters from the NASDAQ Stock Market indicating that the Company’s securities are subject to delisting from The NASDAQ Stock Market due to the delayed filings of the Form 10-K for the year ended December 31, 2004 and the Form 10-Q’s for the quarters ended March 31, and June 30, 2005. The NASDAQ Stock Market notified us that the NASDAQ Listing Qualifications Panel has granted our request for the continued listing of our common stock on the NASDAQ National Market provided that KANA files this annual report on Form 10-K on or before August 26, 2005 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 on or before September 21, 2005. The delinquency in filing, and possibility of delisting, will not be cured until we file our first and second quarter Form 10-Qs as well as this Form 10-K, and will not be cured if we are also delinquent in filing our third quarter Form 10-Q. The Company cannot provide any assurances that the NASDAQ Listing Qualifications Panel will grant the Company’s request for continued listing on The NASDAQ Stock Market, or as to the timing of its Form 10-Q filings.

Finally, as a result of our delayed filing of our annual report on Form 10-K for the year ended December 31, 2004 and our quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2005, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The Company may use Form S-1 to raise capital or complete acquisitions, which could increase transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period. There can be no assurance that our common stock will remain eligible for trading on the NASDAQ National Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline.

Our pending patents may never be issued and, even if issued, may provide little protection.

Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We currently have five issued U.S. patents, three of which expire in 2018 and one of which expires in 2020, and multiple U.S. patent applications pending relating to our software. None of our technology is patented outside of the United States. It is possible that:

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

Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally limit the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages. However, some domestic and international jurisdictions may not enforce these contractual limitations on liability. We may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers’ internal systems. A product liability claim could divert the attention of management and key personnel, could be expensive to defend and could result in adverse settlements and judgments.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 35% of our total revenues in 2004, and 28% of our total revenues in 2003. We have established offices in the United Kingdom, Japan, the Netherlands, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, international operations can lead to greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal fluctuations in business activity and increases in our tax rates. Any growth in our international operations would compound these difficulties. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than expected.

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

We acquired Hipbone, Inc. in early 2004, and if we are presented with appropriate opportunities, we may make other investments in complementary companies, products or technologies. We may not realize the anticipated benefits of any acquisition or investment. For example, since inception, the Company has recorded $2.7 billion of impairment charges for the cost of goodwill obtained from acquisitions. If we acquire another company, we will likely face risks, uncertainties and disruptions associated with the integration process, including, among other things, difficulties in the integration of the operations, technologies and services of the acquired company, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired businesses. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Also, acquisitions can expose us to liabilities and risks facing the company we acquire, including lawsuits or claims against the company that are unknown at the time of the acquisition. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets.

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

Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs. We, like other public companies, are preparing for new accounting disclosures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002. In particular, we are preparing to provide, if required, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2005, an annual report on our internal control over financial reporting and auditors’ attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act. Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs. Also, there can be no assurance that we will be able to fully comply with these new laws and regulations. Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment to require companies to expense employee stock options for financial reporting purposes. This standard is effective for the Company for our annual period beginning on January 1, 2006. Such stock option expensing will require us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation. When we are required to expense employee stock options in the future, this change in accounting treatment could materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For pro forma disclosure illustrating the effect such a change on our recent results of operations, see Note 1 (o) of the Consolidated Financial Statements. The adoption of SFAS 123R could adversely affect our ability to comply with the profitability covenants of our credit facility with our bank.

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

We develop products in the United States and sell these products in North America, Europe, Asia, and Australia. In the year ended December 31, 2004, revenues from customers outside of the United States approximated 35% of total revenues. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the US dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at December 31, 2004, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not consider our cash equivalents or short-term investments to be subject to interest rate risk due to their short maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with related notes and the report of Deloitte & Touche LLP, independent registered public accounting firm and the report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, are set forth on the pages indicated in Item 15, and incorporated herein by this reference.

Quarterly Results of Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2004. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this annual report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec 31, 2004
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
License	$9,351	$3,183	$5,083	$8,611	$4,583	$1,049	$3,827	$4,710
Service	8,758	8,872	8,750	8,398	8,672	8,563	8,583	8,913

Total revenues	18,109	12,055	13,833	17,009	13,255	9,612	12,410	13,623

Costs and Expenses:
License (excluding amortization of identifiable intangibles)	918	507	578	1,122	786	219	170	1,274
Service	2,362	2,708	2,381	2,251	2,557	2,324	2,239	2,368
Amortization of identifiable intangibles	1,200	253	—	—	19	33	33	34
Sales and marketing	7,437	7,887	6,854	7,011	6,453	5,897	6,523	6,226
Research and development	6,080	5,943	4,718	4,696	4,984	5,078	4,844	4,591
General and administrative	2,635	2,941	1,946	1,551	2,016	2,181	1,588	2,352
Amortization of stock-based compensation	1,387	1,678	1,380	1,425	543	361	308	19
Restructuring costs	—	—	—	1,704	—	—	—	3,400
Impairment of internal-use software	—	—	—	—	—	—	—	1,062

Total expenses	22,019	21,917	17,857	19,760	17,358	16,093	15,705	21,326

Operating loss	(3,910)	(9,862)	(4,024)	(2,751)	(4,103)	(6,481)	(3,295)	(7,703)
Impairment of investment	—	—	—	(500)	—	—	—	—
Other income (expense), net	90	17	5	74	83	75	(4)	(26)
Loss before income tax	(3,820)	(9,845)	(4,019)	(3,177)	(4,020)	(6,406)	(3,299)	(7,729)
Income tax expense	(45)	(49)	(35)	(189)	(66)	(66)	(78)	(104)

Net income (loss)	$(3,865)	$(9,894)	$(4,054)	$(3,366)	$(4,086)	$(6,472)	$(3,377)	$(7,833)

Basic and diluted net income (loss) per share	(0.17)	(0.43)	(0.17)	(0.13)	(0.14)	(0.22)	(0.12)	(0.27)

Shares used in computing basic and diluted net income (loss) per share	22,958	23,201	23,396	26,405	28,640	28,939	29,031	29,180

As a Percentage of Total Revenues:
Revenues:
License	51.6%	26.4%	36.7%	50.6%	34.6%	10.9%	30.8%	34.6%
Service	48.4	73.6	63.3	49.4	65.4	89.1	69.2	65.4

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Expenses:
License	5.1	4.2	4.2	6.6	5.9	2.3	1.4	9.4
Service	13.0	22.5	17.2	13.2	19.3	24.2	18.0	17.4
Sales and marketing	41.1	65.4	49.5	41.2	48.7	61.4	52.6	45.7
Research and development	33.6	49.3	34.1	27.6	37.6	52.8	39.0	33.7
General and administrative	14.6	24.4	14.1	9.1	15.2	22.7	12.8	17.3

Total License and Service Expenses	18.1%	26.7%	21.4%	19.8%	25.2%	26.5%	19.4%	26.7%

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

On July 16, 2004, PricewaterhouseCoopers LLP (“PWC”) notified the Company that it will resign as the Company’s independent registered public accounting firm upon completion of services related to the June 30, 2004 interim financial statements.

PWC has not included, in their report on the Company’s financial statements as of December 31, 2003 and 2002 and for the years then ended, an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope, or accounting principle.

During the two most recent fiscal years of the Company ended December 31, 2003, and the subsequent period from January 1, 2004 through July 16, 2004, there were (i) no disagreements between the Company and PWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to PWC’s satisfaction, would have caused PWC to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements as of and for the years ended December 31, 2003 and 2002 and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has authorized PWC to respond fully to the inquiries of the successor independent auditor.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer performed an, evaluation of our disclosure controls and procedures as of the end of the period covered by this report and found that they were not effective as a result of the material weaknesses described below.

Changes in Internal Control Over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses and Corrective Action Plans. As previously disclosed by Kana Software, Inc. (the “Company” or “KANA”) in its Form NT-10-K filed with the U.S. Securities and Exchange Commission on April 1, 2005, during the first quarter of 2005, KANA’s Audit Committee (the “Audit Committee”) completed an examination of certain of KANA’s internal controls relating to travel and entertainment expenses and implemented a series of measures designed to enhance its internal controls with respect thereto.

As a result of the investigation, the Audit Committee concluded that during the 2002—2004 period, KANA’s then Chairman of the Board of Directors and Chief Executive Officer, Mr. Chuck Bay, had received reimbursement for approximately $137,000 in expenses that did not comply with Company policies, that lacked sufficient documentation, or that were otherwise erroneous or duplicative. The Audit Committee also concluded that certain other executive officers received travel, entertainment, and other expense reimbursements in lesser amounts that did not comply with Company policies, lacked sufficient documentation, or were otherwise erroneous or duplicative. The Audit Committee did not conclude that the excess reimbursements were the result of willful misconduct on the part of Mr. Bay, or any other KANA employee. Rather, the Audit Committee primarily attributed the excess reimbursements to the existence of multiple and inconsistent travel and entertainment policies, inadequate review of expense reimbursement requests and carelessness.

During the first quarter of 2005, the Audit Committee adopted various remedial measures, including a requirement that Mr. Bay and others immediately repay the amounts that the Audit Committee determined were inappropriate. Mr. Bay and the other individuals have repaid these amounts in full. The Audit Committee has also directed that management adopt a single, comprehensive travel and entertainment reimbursement policy and implement enhanced procedures and controls for the submission and review of expense reimbursement requests. Management has implemented these measures, and the Audit Committee will continue to monitor the effectiveness of these remedial measures. In addition, the independent directors determined that it would be advisable to separate the roles of Chairman of the Board of Directors and Chief Executive Officer. Accordingly, Mr. Bay has resigned from his position as Chairman of the Board of Directors, effective May 23, 2005, while he retained his positions as a director and as Chief Executive Officer. Subsequently, on August 25, 2005, Mr. Bay resigned from his position as Chief Executive Officer. Mr. Bay’s position as a Director will expire at our next Annual Shareholders Meeting.

The Company has determined that the dollar amounts involved in the excess reimbursements were not material for the financial periods 2002-2004. However, the existence of multiple and inconsistent travel and entertainment policies and inadequate processes and procedures for review of expense reimbursement requests represented a material weakness in our internal controls. A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our independent auditors identified and reported additional material weaknesses in our internal control over financial reporting. First, we had weaknesses in our general accounting processes related to insufficient documentation and analyses to support our consolidated financial statements, failure to properly evaluate estimates of royalties due, inadequate reconciliation of inter-company accounts, insufficient staffing in the accounting and reporting function, which is exacerbated by changes in management and accounting personnel, and insufficient training of our accounting department. Second, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, this required adjustments to our financial statements for the year ended December 31, 2004.

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 which continued to exist during the first two quarters of 2005. As a result, we concluded that our internal controls over financial reporting were not effective as of December 31, 2004. We believe that these deficiencies did not have a material impact on our financial statements included in this report due to the fact that we performed substantial analysis on and for the December 31, 2004 and prior years’ balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management, and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles generally accepted in the United States of America, and they increase the risk of error.

Management, with the oversight of the Audit Committee of the Board of Directors, has begun to address these control deficiencies and is committed to effectively remediating these deficiencies as expeditiously as possible. The Chief Financial Officer joined the company in mid October 2004. The Vice President of Finance for EMEA has been promoted to Vice President of Finance for all of KANA and he is in the process of recruiting additional experienced staff. Some new processes and controls have already been approved and are being implemented. The Company will continue to develop and implement further improvements and additional controls. In addition, management believes that it has remediated the material weakness relating to travel and entertainment expense reimbursement by the end of the first quarter of 2005. The Company’s weaknesses will not be considered remediated until new internal controls are developed and implemented, are operational for a period of time, are tested, and management concludes that these controls are operating effectively.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors currently consists of six (6) directors and is divided into three classes with staggered three-year terms. The names of our directors and certain biographical information about each (including their ages as of June 1, 2005) are set forth below:

Name	Age	Position
Michael S. Fields	59	Director, Chairman of the Board, and Chief Executive Officer
Jerry R. Batt	54	Director
Dixie L. Mills	57	Director
Stephanie Vinella	50	Director
Michael J. Shannahan	56	Director
Chuck Bay	47	Director

Chuck Bay. Mr. Bay has been our Chief Executive Officer and a member of our Board of Directors since our merger with Broadbase Software, Inc. in June 2001. On July 24, 2005, Mr. Bay began a leave of absence from his position as Chief Executive Officer for health reasons. Mr. Bay served as Chairman of our Board from April 2003 to May 2005. On August 25, 2005, Mr. Bay resigned his position as Chief Executive Officer and, effective at the next Annual Shareholders Meeting, Mr. Bay’s position as a Director will expire. Mr. Bay was formerly the Chief Executive Officer of Broadbase Software, Inc., which he joined as Chief Financial Officer and General Counsel in January 1998. Mr. Bay also served as Executive Vice President of Operations of Broadbase Software, Inc. From July 1997 to January 1998, Mr. Bay served as Chief Financial Officer and General Counsel for Reasoning, Inc., a software company. From January 1995 to August 1997, Mr. Bay served as Chief Financial Officer and General Counsel, for Pure Atria Software, Inc., a software company. From April 1994 to January 1995, Mr. Bay served as President and Chief Financial Officer of Software Alliance Corporation, a software company. Mr. Bay holds a B.S. degree in Business Administration from Illinois State University and a J.D. degree from the University of Illinois. Mr. Bay is a Class III Director whose current term expires at the annual meeting to be held in 2005.

Jerry R. Batt. Mr. Batt joined our Board of Directors in August 2003. Mr. Batt has served as Vice President and Chief Information Officer of Pulte Home Corporation, a national home building and construction company, since September 2003. From July 2001 to February 2003, Mr. Batt was the Chief Information Officer and Vice President of Sprint PCS. From April 2000 to July 2001, Mr. Batt co-founded and became Chief Executive Officer of Foxfire Consulting, an IT consulting and systems integration firm specializing in the telecommunications industry. From 1973 to January 2000, Mr. Batt was responsible for AT&T’s consumer long distance account management, billing and customer service platform. Mr. Batt holds a degree in Industrial Engineering and Operations Research from Virginia Tech University. Mr. Batt is a Class II Director whose current term expires at the annual meeting to be held in 2007.

Dr. Dixie L. Mills. Dr. Mills joined our Board of Directors in August 2003. Dr. Mills has been the Dean of the College of Business at Illinois State University since 1997. Dr. Mills is a member of the board of trustees for the Preferred Group of Mutual Funds, managed by Caterpillar Investment Management, Ltd. Dr. Mills received her B.A. degree from Georgetown College with a major in history, and earned her M.B.A. and Ph.D. degrees in finance from the University of Cincinnati. Ms. Mills is a Class I Director whose current term expires at the annual meeting to be held in 2006.

Stephanie Vinella. Ms. Vinella joined our Board of Directors in November 2004. Since January 2005, Ms. Vinella has served as Chief Financial Officer of Nextance, Inc., a provider of enterprise contract management solutions. From November 1999 to August 2004, Ms. Vinella served as Chief Financial Officer of AlphBlox Corporation, a business analytic software company. From 1990 to 1999, Ms. Vinella served as Chief Financial Officer of Edify Corporation, a software company. Ms. Vinella holds a B.S. degree in Accounting from the University of San Francisco and a M.B.A. degree from Stanford University. Ms. Vinella is a Class I Director whose current term expires at the annual meeting to be held in 2006.

Michael J. Shannahan. Mr. Shannahan joined our Board of Directors in June 2005. Since February 2005, Mr. Shannahan has served as Chief Financial Officer of Medshphere Systems Corporation, a software company in the healthcare industry. Mr. Shannahan has also served as Chief Financial Officer of Chordiant, Software, Inc., a management software company, from October 2003 to September 2004, Sanctum from October 2001 to November 2002 and Broadband Office from January 2001 to September 2001. Prior to these positions, Mr. Shannahan spent eighteen years with KPMG as a Partner in the Information, Communication and Entertainment practice. Mr. Shannahan holds a Bachelor of Science in Business Administration with a concentration in Accounting, and a Bachelor of Arts degree from Rockurst College.

Michael S. Fields. Mr. Fields joined our Board of Directors in June 2005, and since July 24, 2005, Mr. Fields has been serving as our acting President and Chairman of the Board. On August 25, 2005, Mr. Fields was appointed Chief Executive Officer. Mr. Fields has been the Chairman and Chief Executive Officer of The Fields Group, a management consulting firm, since May 1997. In June 1992, Mr. Fields founded OpenVision Technologies, Inc., a supplier of computer systems management applications for open client/server computing environments, and served as its Chairman of the Board of Directors and chief executive officer from July 1992 to July 1995, and continued to serve as Chairman until April 1997. Earlier in his career he managed sales organizations at a number of large corporations, including Oracle U.S.A, where he served as president, and Applied Data Research and Burroughs Corporation. Mr. Fields also serves on the board of directors of Imation Corporation, and two privately held companies, ViaNovus, Inc. and Crucian Global, Inc.

Board Changes

On April 7, 2005, we announced that Mark Bertelsen had notified us of his resignation, effective April 11, 2005, from the company’s Board of Directors. Mr. Bertelsen cited the demands of his legal practice as a partner at the law firm of Wilson Sonsini Goodrich & Rosati, and other personal and professional commitments as reasons for his resignation . In addition, on April 8, 2005, we announced that Tom Galvin had notified us of his resignation, effective April 16, 2005, from the Board of Directors. Mr. Galvin cited personal time pressures as his reasons. We immediately began conducting a search for new directors, which led to the additions of Mr. Fields and Mr. Shannahan to the Board of Directors. Mr. Bay’s position on the Board of Directors will expire at the next Annual Shareholders Meeting.

Executive Officers

The names of our current executive officers and certain biographical information about each (including their ages as of June 1, 2005) are set forth below:

Name	Age	Position
Michael S. Fields (1)	59	Chairman of the Board and Chief Executive Officer
John Thompson	59	Executive Vice President and Chief Financial Officer
Brian Kelly	39	Executive Vice President of Marketing and Product Strategy
Alan Hubbard	47	Executive Vice President of Research & Development

(1)	Mr. Fields’ biographical information appears above. See “Directors.” On August 25, 2005, Mr. Bay resigned his position as Chief Executive Officer. On August 25, 2005, Mr. Fields was appointed Chief Executive Officer.

John Thompson. Mr. Thompson joined KANA in October 2004 and currently serves as Executive Vice President and Chief Financial Officer. Mr. Thompson was Chief Financial Officer of Veraz Networks, Inc., a provider of Voice Over IP solutions to the telecom industry, from January 2003 to October 2004. From May 2001 to January 2003, Mr. Thompson was Chief Financial Officer of Interwise, Inc., a provider of web-based communication products. From December 1998 to January 2001, Mr. Thompson was Chief Financial Officer of Manage.com, a software company. Mr. Thompson holds a B.S. degree in Mathematics and a second B.S. degree in Industrial Management from Purdue University as well as a M.S. degree in Industrial Administration from Carnegie-Mellon University.

Brian Kelly. Mr. Kelly has been our Executive Vice President of Marketing and Product Strategy since June 2003. Previously, Mr. Kelly served as Vice President of Products at Kanisa, Inc. from February 2003 to June 2003. From

September 2001 to February 2003, Mr. Kelly served as Chief Executive Office of Proveer, Inc., a software and services company that provides analytical applications and business intelligence infrastructure. From December 1998 to June 2001, Mr. Kelly was Executive Vice President of Products at Broadbase Software, Inc., prior to the merger with Broadbase Software, Inc. in June 2001, and remained as our Executive Vice President of Products until August 2001. Mr. Kelly holds a B.S. degree in Computer Science from the University of Cincinnati.

Alan Hubbard. Mr. Hubbard joined KANA in June 2002 and currently serves as Executive Vice President of Research & Development. Previously, Mr. Hubbard was the Vice President of Engineering for Altaworks Corporation from January 2000 to February 2002. From January 1991 to January 2000, Mr. Hubbard held various management positions at Hewlett-Packard Company, including Worldwide Technology Program Manager - Enterprise Accounts Organization. Mr. Hubbard holds a M.B.A. degree and B.S. degree in Computer Information Systems from Bentley College.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, and currently comprised of Mr. Shannahan, Dr. Mills, Ms. Vinella and Mr. Batt, each of whom meets the independence and other requirements to serve on our Audit Committee under applicable securities laws and the rules of the SEC and listing standards of The NASDAQ Stock Market. Our Board of Directors has determined that Mr. Shannahan is an “audit committee financial expert” as defined in the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of common stock and their transactions in such common stock. Except as set forth below, based on our review of reporting forms we have received from our executive officers and board members, we believe that such persons have filed, on a timely basis, all other reports required under Section 16(a) for 2004.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics and Conduct applicable to all of our directors, officers and employees, as required by applicable securities laws and the rules of the SEC and listing standards of The NASDAQ Stock Market. A copy of the Code of Ethics and Conduct is posted in the Corporate Governance section of our Internet website at www.kana.com under Investor Relations.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning compensation earned for 2002, 2003, and 2004, by:

•	our Chief Executive Officer;

•	each of our other most highly compensated executive officers who were serving at the end of 2004 and whose salary and bonus for 2004 exceeded $100,000; and

•	up to two additional individuals who would have been named, but for the fact that the individual was not serving as an executive officer at the end of 2004.

The listed individuals are referred to in this report as the Named Executive Officers.

The salary figures include amounts the employees invested into our tax-qualified plan pursuant to Section 401(k) of the Internal Revenue Code. However, compensation in the form of perquisites and other personal benefits that constituted less than the lesser of either $50,000 or 10% of the total annual salary and bonus of each of the Named Executive Officers in 2002 is excluded. The option grants reflected in the table below for 2002 were made under the

KANA 1999 Stock Incentive Plan, Broadbase Software, Inc. 1999 Equity Incentive Plan and the Broadbase Software, Inc. 2000 Stock Incentive Plan.

		Annual Compensation			Long-Term Compensation
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards Securities Underlying Options	All Other Compensation ($)
Chuck Bay (1) Director	2004 2003 2002	300,000 250,000 129,196	35,000 100,000 100,000		150,000 275,000 556,625	—

Brian Kelly (2) Executive Vice President of Marketing and Product Strategy	2004 2003 2002	205,000 100,401 75,000	119,080 70,000 —		100,000 300,000 —	— 150,000 —

Alan Hubbard (3) Executive Vice President of Research and Development	2004 2003 2002	205,000 163,100 85,915	109,674 100,000 65,000	— —	40,000 254,876 45,124	— — —

Tim Angst (4) Executive Vice President, Worldwide Operations)	2004 2003 2002	134,102 — —	— — —		400,000 — —	66,440 — —

Thomas H. Doyle (5) Former Chief Operating Officer and President	2004 2003 2002	207,308 200,000 153,333	13,750 100,000 100,000		100.000 275,000 225,000	— — —

(1)	Mr. Bay resigned as Chief Executive Officer on August 25, 2005. Mr. Bay’s position as a Director will expire at our next Annual Shareholders Meeting.

(2)	Mr. Kelly’s 2002 compensation represents compensation for consulting services in connection with his termination agreement in August 2001. Mr. Kelly rejoined KANA on a full-time basis in June 2003. Other compensation in 2003 represents a signing bonus.

(3)	Mr. Hubbard joined KANA in June 2002; therefore his 2002 annual salary represents only seven months of compensation.

(4)	Mr. Angst joined KANA in April, 2004; therefore his 2004 annual salary represents only eight months of compensation. Other compensation represents commissions Mr. Angst earned in 2004. As of June 2005 Mr. Angst ceased providing services to KANA.

(5)	Mr. Doyle resigned from his executive position effective October 1, 2004; therefore his 2004 annual salary represents only nine months of compensation.

Mr. John Huyett served as Chief Financial Officer of KANA from June 2002 through May 2004. Since Mr. Huyett resigned from his position in May 2004, his 2004 annual salary of $69,122 represents only five months of compensation. Mr. Huyett received a severance payment upon his resignation. See “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” below.

Mr. John Thompson joined Kana in October 2004 as Chief Financial Officer and Executive Vice President. His 2004 annual salary amount of $48,959 represents only two and a half months of compensation.

Stock Options

Table of Option Grants in Fiscal 2004. The following table sets forth information with respect to stock options granted to each of the Named Executive Officers in 2004. We granted options to purchase up to a total of 3,592,500 shares to employees during 2004 and the table’s percentage column shows how much of that total was granted to the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during 2004.

The table includes the potential realizable value over the 10-year term of the options, based on assumed rates of stock price appreciation of 5% and 10%, compounded annually. The potential realizable value is calculated based on the closing price of the common stock on the date of grant, assuming that price appreciates at the indicated rate for the entire term of the option and that the option is exercised and sold on the last day of its term at the appreciated price. All options listed have a term of 10 years. The stock price appreciation rates of 5% and 10% are assumed pursuant to the rules of the SEC. We can give no assurance that the actual stock price will appreciate over the 10-year option term at the assumed levels or at any other defined level. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.

Option Grants in Fiscal 2004

		Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year 2004	Exercise Price Per Share ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
					5% ($)	10% ($)
Chuck Bay (1)	150,000	4.2%	$3.11	5/3/2014	$293,278	$743,165
Brian Kelly	100,000	2.8	3.11	5/3/2014	195,519	495,443
Alan Hubbard	40,000	1.1	3.11	5/3/2014	78,207	198,177
Tim Angst (2)	400,000	11.1	2.77	5/13/2014	696,574	1,765,116
Thomas H. Doyle (3)	100,000	2.8	3.11	5/3/2014	195,519	495,443
	—	—	—	—	—	—

(1)	Mr. Bay resigned as Chief Executive Officer on August 25, 2005. Mr. Bay’s position as a Director will expire at our next Annual Shareholders Meeting.

(2)	As of June 2005 Mr. Angst ceased providing services to KANA.

(3)	Mr. Doyle resigned from his executive position as Chief Operating Officer and President of KANA effective October 1, 2004.

John Thompson joined Kana in October 2004 as Executive Vice President and Chief Financial Officer. Mr. Thompson purchased 60,000 shares on November 16, 2004. Also, Mr Thompson received a grant of an option to purchase 350,000 shares at an exercise price of $1.73. As of December 31, 2004, all shares were unexerciseable.

Table of Aggregated Option Exercises and Fiscal Year-End Values. The following table sets forth the number of shares underlying exercisable and unexercisable options held by the Named Executive Officers at the end of 2004, and the value of such options. None of the Named Executive Officers held any stock appreciation rights at the end of the year.

The value realized is based on the fair market value of our common stock on the date of exercise, minus the exercise price payable for the shares, except in the event of a same day sale transaction, in which case the actual sale price is used.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	# of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#)		Value of Unexercised in-the- Money Options/SARs at Fiscal Year-End($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Chuck Bay (1)	—	—	1,076,955	651,374	$89,347	$59,583
Brian Kelly	—	—	127,083	272.917	—	—
Alan Hubbard	—	—	137,789	202,211	6,525	4,856
Tim Angst (2)	—	—	66,667	333,333	0	—
Thomas H. Doyle (3)	—	—	521,283	392,040	40,079	23,833

(1)	Mr. Bay resigned as Chief Executive Officer on August 25, 2005. Mr. Bay’s position as a Director will expire at our next Annual Shareholders Meeting.

(2)	As of June 2005 Mr. Angst ceased providing services to KANA.

(3)	Mr. Doyle resigned from his executive position as Chief Operating Officer and President of KANA in October 2004.

John Thompson joined Kana in October 2004 as Executive Vice President and Chief Financial Officer. Mr Thompson received a grant of an option to purchase a total of 350,000 shares at a price of $1.73. As of December 31, all shares were unexercisable. Mr. Thompson held no options that were in-the-money at December 31, 2004.

Compensation of Directors

Until 2005, we did not compensate any non-employee member of our Board of Directors other than through option grants. For 2005, Ms. Vinella will receive $21,200.00 in cash compensation ($11,250 for participation on our Board of Directors and $5,000.00 for acting as our Audit Chairperson), Ms. Mills will receive $11,250.00 (for participation on our Board of Directors), Mr. Batt will receive $11,250.00 (for participation on our Board of Directors), and Mr. Fields and Mr. Shannahan will receive $3,750.00 each (for participation on our Board of Directors). Our Board of Directors has approved the payment of cash compensation in 2006 and thereafter equal to $15,000 per annum, to be paid solely to those non-employee Directors that are Directors immediately after the conclusion of our annual meeting of stockholders for the year. In addition, beginning in 2006, immediately after each annual meeting, the chair of our Audit Committee will be paid a fee of $10,000. Directors are also reimbursed for direct expenses incurred in attending Board meetings.

Non-employee directors are eligible to receive discretionary option grants and stock issuances from our 1999 Stock Incentive Plan. In June, 2004, Jerry Batt, Mark Bertelsen, Thomas Galvin and Dr. Dixie Mills were granted an option to purchase 1,000 shares of common stock at $3.08 per share. All of these options were granted under the KANA 1999 Stock Incentive Plan and each will vest and become exercisable, for as long as the individual is serving as a director, as to 1/48th of the total shares granted each month. If there is a change of control of at least 50% of our voting stock, and, in connection with the change of control, there is an involuntary termination of the optionee’s service as our director (or our successor), then any remaining unvested shares will immediately vest. In addition, under the KANA 1999 Stock Incentive Plan, each new non-employee director will receive an automatic option grant for 4,000 shares upon his or her initial appointment or election to the Board of Directors, and the continuing non-employee directors will receive an automatic option grant for 1,000 shares on the date of each annual meeting of stockholders.

Michael S. Fields, one of our directors, has served as our acting President since July 24, 2005, for which he receives cash compensation of $30,000 per month. In addition, Mr. Fields will be granted an option to purchase a number of shares of our common stock to be determined by the Compensation Committee of the Board. On August 25, 2005, Mr. Fields was appointed Chief Executive Officer. Mr. Fields compensation as a result of such compensation is to be determined by the Compensation Committee of the Board.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Options held by our continuing Named Executive Officers provide for full acceleration of vesting and exercisability with respect to all unvested shares upon a change of control if, following such change of control, the Named Executive Officer is not offered a similar position in the combined entity.

Chuck Bay. We have an employment agreement with Mr. Bay that provides for 18 months of acceleration of unvested shares upon our change of control if, following such change of control, Mr. Bay is not offered a similar position in the combined entity. Mr. Bay would then have 12 months from the date of such termination to exercise the options. In addition, if outstanding options held by Mr. Bay immediately prior to such change of control are not fully assumed or replaced with equivalent substitute stock options of the successor, then all options held by Mr. Bay will be fully accelerated immediately prior to the date of such change of control. In addition, upon a change of control where Mr. Bay is not offered a similar position in the combined entity, 18 months of Mr. Bay’s base salary will be paid in a lump sum and he may elect to receive insurance benefits under the Consolidated Budget Reconciliation Act of 1985 (COBRA), for 18 months following such termination.

Thomas H. Doyle. We entered into an Employment Termination, Release and Consulting Agreement with Mr. Doyle, dated as of August 4, 2004 (the “Employment Termination Agreement”). Mr. Doyle’s employment with us terminated effective October 1, 2004. Upon the termination of Mr. Doyle’s employment, Mr. Doyle’s remaining options to purchase shares of KANA common stock and shares of unvested restricted KANA common stock (or restricted stock convertible into KANA common stock) acquired through the previous exercise of options as of October 1, 2004 (the “Restricted Shares”), are to remain initially unvested, but may qualify for vesting based on Mr. Doyle’s period of consulting. Pursuant to the Employment Termination Agreement, Mr. Doyle agreed to perform certain consulting services for us if and as requested during the period beginning on October 1, 2004 and lasting for eighteen (18) months there from (the “Period of Consultancy”). We agreed to pay Mr. Doyle at a monthly rate equal to Mr. Doyle’s salary with us in effect as of October 1, 2004, less applicable withholding taxes and to be paid according to our normal payroll practices but Mr. Doyle will not be eligible to receive any bonuses. At the end of the Period of Consultancy, Mr. Doyle’s Restricted Shares will become vested with respect to the number of shares that would have vested during the Period of Consultancy pursuant to the vesting schedule in effect as of October 1, 2004 so long as Mr. Doyle performs his obligations under the Employment Termination Agreement. Under no circumstances will Mr. Doyle’s Restricted Shares received accelerated vesting.

John Huyett. We entered into a Separation Agreement and General Release with Mr. Huyett, dated as of May 3, 2004 (the “Effective Date”). Mr. Huyett’s employment with us terminated effective May 3, 2004. Following the Effective Date, we agreed to pay Mr. Huyett the gross sum of Two Hundred and Five Thousand Dollars ($205,000), less applicable payroll withholdings as severance.

Compensation Committee Interlocks and Insider Participation

During 2004, our compensation committee consisted of Messrs. Mr. Galvin and Mr. Batt resigned from the Board of Directors in April 2005. Ms. Vinella was appointed to our compensation committee in April 2005. No members of our compensation committee were also employees of KANA or its subsidiaries during 2004 or at any time prior to 2004. None of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of our common stock as of August 15, 2005, by the following individuals or groups:

•	each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;

•	each of those officers and former officers of KANA whose summary compensation information is provided below under “Summary of Cash and Certain Other Compensation for Executive Officers” (referred to as the “Named Executive Officers”);

•	each of our directors; and

•	all current directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Applicable percentage ownership in the following table is based on 30,872,064 shares of common stock outstanding as of August 15, 2005, as adjusted to include options exercisable within 60 days of April 30, 2005 held by the indicated stockholder or stockholders.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Kana Software, Inc., 181 Constitution Drive, Menlo Park, CA 94025. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. To determine the number of shares beneficially owned by persons other than our directors, executive officers and their affiliates, we have relied on beneficial ownership reports filed by such persons with the SEC.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
Executive Officers and Directors:
Michael S. Fields (1)	—	*
John Thompson (2)	158,361	*
Alan Hubbard (3)	245,206	*
Brian Kelly (4)	224,715	*
Tim Angst (5)	196,090	*
Chuck Bay (6)	1,291,607	4.2
Jerry R. Batt (7)	59,500	*
Dr. Dixie L. Mills (8)	59,500	*
Stephanie Vinella (9)	22,762	*
Michael J. Shannahan (10)	—	*
All current directors and executive officers as a group (10 persons) (11)	2,443,153	6.4
5% Stockholders:
NightWatch Capital Management, LLC (12)	2,879,465	9.3
Empire Capital Partners, L.P (13)	1,672,100	5.7

*	Less than one percent.

(1)	On August 25, 2005, Mr. Fields was appointed Chief Executive Officer. Mr. Fields compensation as a result of such appointment is to be determined by the Compensation Committee of the Board

(2)	Represents 60,000 shares held by Mr. Thompson and 98,361 options that will be exercisable as of October 14, 2005.

(3)	Represents 11,474 shares held by Mr. Hubbard and options that will be exercisable as to 233,732 shares as of October 14, 2005. Mr. Hubbard is the Executive Vice President of Research & Development of KANA.

(4)	Represents 9,975 shares held by Mr. Kelly and options that will be exercisable as to 214,740 shares as of October 14, 2005. Mr. Kelly is the Executive Vice President of Marketing & Product Strategy of KANA.

(5)	Represents 13,750 shares held by Mr. Angst and options that will be exercisable as to 182,340 shares as of October 14, 2005. Mr. Angst was Executive Vice President, Worldwide Operations. As of June 2005 Mr. Angst ceased providing services for KANA.

(6)	Represents 4,736 shares held by Mr. Bay and options that will be exercisable as to 1,472,283 shares as of October 14, 2005. Mr. Bay is a Director of the Company, and served as its Chief Executive Officer until August 25, 2005.

(7)	Represents options that will be exercisable as to 59,500 shares as of October 14, 2005. Mr. Batt is a director of KANA.

(8)	Represents options that will be exercisable as to 55,500 shares as of October 14, 2005. Dr. Mills is a director of KANA.

(9)	Represents 262 shares held by Ms. Vinella and options that will be exercisable as to 22,500 shares as of October 14, 2005. Ms. Vinella is a director of KANA.

(10)	As of August 15, 2005 no options had been issued to Michael Shannahan. However, we anticipate that he will each receive an option grant in connection with his joining our Board of Directors.

(11)	Represents 100,197 shares held and options that will be exercisable as to 2,342,956 shares as of October 14, 2005.

(12)	Based solely on information contained in Schedule 13D filed by NightWatch Capital Management LLC (“NWCM”) on April 29, 2005 with the Securities and Exchange Commission. NWCM has sole voting and dispositive power over 1,519,847 of these shares. The principal business address of NWCM is 3311 North University Avenue, Suite 200, Provo, Utah 84604.

(13)	Based solely on information contained in Schedule 13G filed by Empire Capital Partners, L.P. (“Empire Capital”), Empire GP, L.L.C. (“Empire GP”), Empire Capital Management L.L.C. Scott A. Fine and Peter J. Richards on May 27, 2005 with the Securities and Exchange Commission. Empire Capital and Empire GP share voting and dispositive power over 688,758 of these shares. Empire Capital Management L.L.C. share voting and dispositive power over 983,342 of these shares. Messrs. Fine and Richards share voting and dispositive power over a total of 1,672,100 of these shares. Messrs. Fine and Richards, as Members, direct the operations of Empire GP and Empire Capital Management, L.L.C. Neither Mr. Fine nor Mr. Richards directly own any of 1,672,100 of these shares. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, each may be deemed to beneficially own the shares of Common Stock beneficially owned by Empire Capital Partners, L.P., Empire Capital Partners, Ltd., Empire Capital Partners II, Ltd., Charter Oak Partners, L.P. and Charter Oak Partners II, L.P. The principal business address of Empire Capital and Messrs. Fine and Richards is 1 Gorham Island, Westport, CT 06880.

Equity Compensation Plans

We maintain the KANA 1999 Stock Incentive Plan, KANA 1999 Employee Stock Purchase Plan, Broadbase 1999 Equity Incentive Plan and Broadbase 2000 Stock Incentive Plan. The KANA 1999 Stock Incentive Plan and KANA 1999 Employee Stock Purchase Plan have been approved by our stockholders. The Broadbase 1999 Equity Incentive Plan and Broadbase 2000 Stock Incentive Plan were assumed by us in connection with our merger with Broadbase Software, Inc. in June 2001 and have not been subsequently approved by our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table summarizes our equity compensation plans as of December 31, 2004:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,293,030	$10.16	1,164,021
Equity compensation plans not approved by security holders (2)	3,729,441	10.40	3,236,298
Total	9,022,471	$10.26	4,400,319

(1)	Under the terms of the KANA 1999 Stock Incentive Plan, on the first trading day of January of each year, the aggregate number of shares of our Common Stock reserved for issuance thereunder is increased automatically by a number of shares equal to 4.25% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year, up to a maximum of 1,000,000 shares per year. Under the terms of the KANA 1999 Employee Stock Purchase Plan, on the first trading day of January of each year, the aggregate number of shares of our Common Stock reserved for issuance thereunder is increased automatically by a number of shares equal to 0.75% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year, up to a maximum of 400,000 shares per year.

(2)	Please see below for a description of our equity compensation plans that do not require the approval of, and have not been approved by, our stockholders. In addition, we have assumed all the outstanding options of Broadbase Software, Inc., Silknet Software, and other companies in connection with the acquisition of those companies. As of December 31, 2004, there remained outstanding assumed options to purchase a total of approximately 560,435 shares of our common stock with a weighted exercise price of $24.02 per share, which excludes options outstanding under assumed option plans, but includes those options outstanding where only the option grants were assumed and not the plan. These options have been converted into options to purchase our shares on the terms specified in the relevant acquisition agreements. Statistics regarding these assumed options are not included in the table above. Under the terms of our Broadbase 1999 Stock Incentive Plan, on the first trading day of January of each year, the aggregate number of shares of our Common Stock reserved for issuance thereunder is increased automatically by a number of shares equal to 5% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year.

Equity Compensation Plans Not Approved By Stockholders.

We assumed the Broadbase 1999 Equity Incentive Plan and the Broadbase 2000 Stock Incentive Plan in connection with a merger with Broadbase Software, Inc. in June 2001. The Broadbase 1999 Equity Incentive Plan permits the grant of nonqualified stock options, restricted stock and stock bonuses to our employees, consultants and directors. The Broadbase 2000 Stock Incentive Plan permits the grant of nonqualified stock options and restricted stock to our employees, consultants and directors.

The Broadbase 1999 Equity Incentive Plan and the Broadbase 2000 Stock Incentive Plan allow the Compensation Committee to specify the specific conditions of grants, including but not limited to the vesting period, option period, termination provisions and transferability provisions. Options granted under both plans typically have an exercise price not less than the fair market value of our common stock on the date of grant, although both plans permit grants at lower exercise prices. Options granted under both plans generally become exercisable over a four-year period based on continued service and expire ten years after the grant date, subject to earlier termination in the event of a participant’s termination of service with KANA.

As of December 31, 2004, a total of 2,271,662 and 964,636 shares remained available for grant under the Broadbase 1999 Equity Incentive Plan and the Broadbase 2000 Stock Incentive Plan, respectively. Under the terms of the Broadbase 1999 Equity Incentive Plan, on the first trading day of January of each year, the aggregate number of shares of our common stock reserved for issuance thereunder is increased automatically by a number of shares equal to 5% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have granted options to our executive officers and directors and we have assumed options granted by Broadbase Software, Inc. to such individuals. See “Compensation of Directors” and “Stock Options.” We have entered into an indemnification agreement with each of our executive officers and directors containing provisions that may require us, among other things, to indemnify our executive officers and directors against liabilities that may arise by reason of their status or service as executive officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On July 16, 2004, PricewaterhouseCoopers LLP (“PWC”) resigned as our independent registered public accounting firm and, on September 7, 2004, we retained Deloitte & Touche LLP (“Deloitte”) as our new independent registered public accounting firm.

Fiscal 2004 and 2003 Audit Firm Fee Summary

During fiscal 2003 and the subsequent interim period through July 16, 2004, PWC served as our independent registered public accounting firm. Set forth below are the fees (in thousands) paid for the services of PWC in such periods.

	Year Ended December 31,
	2004	2003
Audit fees	$195	$367
Audit-related fees	—	—
Tax fees	134	147
All other fees:
Review of SOX 404 Process Documentation	27	—

Review of Form S-3 Filing	—	105

Total fees	$356	$619

During the interim period from September 7, 2004 through December 31, 2004, Deloitte served as our independent registered public accounting firm. Set forth below are the fees (in thousands) paid for the services of Deloitte in such period.

Year Ended December 31, 2004
Audit fees	$1,134
Audit-related fees	—
Tax fees	—
All other fees:	—

Total fees	$1,134

Our Audit Committee considers at least annually whether the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence. This process includes:

•	Obtaining and reviewing, on at least an annual basis, a letter from the independent auditors describing all relationships between the independent auditors and us required to be disclosed by Independence Standards Board Standard No. 1, reviewing the nature and scope of such relationships, discussing these relationships with the independent auditors and discontinuing any relationships that the Committee believes could compromise the independence of the auditors; and

•	Obtaining reports of all non-audit services proposed to be performed by the independent auditors before such services are performed, reviewing and approving or prohibiting, as appropriate, any non-audit services not permitted by applicable law. The Committee may delegate authority to review and approve or prohibit non-audit services to one or more members of the Committee, and direct that any approval so granted be reported to the Committee at a following meeting of the Committee.

All services provided by our accounting firms in fiscal 2003 and fiscal 2004 were approved in advance by our Audit Committee.

Audit Committee Pre-Approval Policy

All audit and permitted non-audit services to be performed for us by our independent registered public accounting firm must be pre-approved by our Audit Committee to assure that the provision of such services do not impair the firm’s independence. Our Audit Committee does not delegate its responsibility to pre-approve services performed by the independent auditors to management.

The annual audit services engagement terms are subject to the specific pre-approval of our Audit Committee. Our Audit Committee will approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other matters. All other audit services not otherwise included in the annual audit services engagement must be specifically pre-approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.	Financial Statements:

2.	Financial Statement Schedules:

Schedule	Title	Page
II	Valuation and Qualifying Accounts	86

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes there.

3.	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K		3.01	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2001, filed with the Delaware Secretary of State on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Amended and Restated Bylaws, as amended October 12, 2001.	10-K			3/28/03

4.01	Form of Registrant’s Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

10.01	Registrant’s Amended and Restated 1999 Stock Incentive Plan. **	S-4/A	333-59754	10.22	5/18/01

10.02	Registrant’s Amended and Restated 1999 Employee Stock Purchase Plan. **	S-4/A	333-59754	10.23	5/18/01

10.03	Registrant’s 1999 Special Stock Option Plan. **	S-8	333-32460	99.01	3/14/00

10.04	Registrant’s 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.	S-8	333-32460	99.02	3/14/00

10.05	Registrant’s 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.	S-8	333-32460	99.03	3/14/00

10.06	Letter of Credit dated July 9, 1999, with Silicon Valley Bank and the Registrant.	S-1	333-82587	10.06	7/ 9/99

10.07	Lease Agreement, dated December 23, 1999, between Broadbase and Bohannon Trusts Partnership II.	10-Q		10.03	5/11/00

10.08	Lease Agreement, dated August 11, 2000, between Broadbase and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	10-Q		10.04	11/13/00

10.09	Broadbase Software, Inc. 2000 Stock Incentive Plan, adopted on May 3, 2000, and related forms of agreements. **	S-8	333-38480	4.09	6/02/00

10.10	Warrant to purchase Common Stock, dated August 7, 2001 between Kana Communications, Inc. and General Electric Capital Corporation.	S-3	333-77068	4.12	1/18/02

10.11	Warrant to purchase Common Stock, dated September 5, 2001 between Kana Communications, Inc. and Banca 121.	S-3	333-77068	4.13	1/18/02

10.12	Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A		99.01	12/13/01

10.13	Form of Contingent Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A		99.02	12/13/01

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Form of Commitment Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A		99.03	12/13/01

10.15	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K		99.1	11/21/02

10.16	Offer letter to Brian Kelly. **	10-Q		10.1	8/13/03

10.17	Agreement with Chief Executive Officer. **	10-Q		10.1	11/12/03

10.18	Agreement with Chief Operating Officer. **	10-Q		10.2	11/12/03

10.19	Loan Modification Agreement dated November 21, 2003 between the Registrant and Silicon Valley Bank.	10-K		10.19	3/19/04

10.20	Warrant to purchase Common Stock, dated September 5, 2001 between Kana Software, Inc. and IBM.	10-K		10.20	3/19/04

10.21	Separation agreement with John Huyett and KANA dated May 3, 2004. **	10-Q		10.1	5/13/04

10.22	Offer letter to Tim Angst dated April 23, 2004. **	10-Q		10.2	5/13/04

10.23	Agreement with former President and Chief Operating Officer dated August 4, 2004. **	10-Q		10.1	11/15/04

10.24	Offer letter to John M. Thompson dated October 8, 2004. **	10-Q		10.2	11/15/04

10.25	Loan Modification Agreement dated November 20, 2004 between the Registrant and Silicon Valley Bank.					X

10.26	Loan Modification Agreement dated April 15, 2005 between the Registrant and Silicon Valley Bank.					X

10.27	Loan Modification Agreement dated August 24, 2005 between the Registrant and Silicon Valley Bank.					X

21.01	List of subsidiaries of Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

23.02	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (included on the signature page to this Form 10-K).					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

*

These certifications accompany KANA’s annual report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the

Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	Indicates management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kana Software, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Kana Software, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule for the year ended December 31, 2004 listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2004 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2004 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
San Jose, California August 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

KANA Software, Inc.:

In our opinion, the consolidated balance sheet and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of KANA Software, Inc. and its subsidiaries at December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principals generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) on page 57 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the Consolidated Financial Statements, effective January 1, 2002, the Company changes its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 17, 2004

KANA SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,772	$16,282
Short-term investments	6,361	16,674
Accounts receivable, less allowance for doubtful accounts of $586 in 2004 and $1,187 in 2003	4,497	7,908
Prepaid expenses and other current assets	3,308	3,527

Total current assets	27,938	44,391
Restricted cash	131	461
Property and equipment, net	10,124	15,435
Goodwill	8,623	7,448
Intangible assets, net	281	—
Other assets	3,264	2,143

Total assets	$50,361	$69,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,427	$3,427
Accounts payable	4,801	2,238
Accrued liabilities	8,969	10,678
Accrued restructuring	2,768	3,336
Deferred revenue	17,630	20,544

Total current liabilities	37,595	40,223
Deferred revenue, less current portion	889	1,265
Accrued liabilities, less current portion	687	—
Accrued restructuring, less current portion	8,026	6,858

Total liabilities	47,197	48,346
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 29,245,402 and 28,436,283 shares issued and outstanding	201	201
Additional paid-in capital	4,288,004	4,286,508
Deferred stock-based compensation	(58)	(1,541)
Accumulated other comprehensive income	459	38
Accumulated deficit	(4,285,442)	(4,263,674)

Total stockholders’ equity	3,164	21,532

Total liabilities and stockholders’ equity	$50,361	$69,878

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
License	$14,169	$26,228	$41,530
Service	34,731	34,778	37,560

Total revenues	48,900	61,006	79,090

Costs and Expenses:
License (excluding amortization of identifiable intangibles)	2,449	3,125	3,402
Service, excluding amortization of stock-based compensation of $346, $430 and $ 883	9,488	9,702	29,250
Amortization of identifiable intangibles	119	1,453	4,800
Sales and marketing, excluding amortization of stock-based compensation of $675, $ 2,300 and $4,697, respectively	25,099	29,189	37,423
Research and development, excluding amortization of stock-based compensation of $82, $2,149 and $4,384, respectively	19,497	21,437	25,933
General and administrative, excluding amortization of stock-based compensation of $157, $991 and $6,656, respectively	8,137	9,073	13,053
Amortization of stock-based compensation	1,231	5,870	16,620
Impairment of internal-use software	1,062	—	—
Restructuring costs	3,400	1,704	(5,086)
Goodwill impairment	—	—	55,000

Total costs and expenses	70,482	81,553	180,395

Operating loss	(21,582)	(20,547)	(101,305)
Impairment of investment	—	(500)	—
Other income, net	128	186	913

Loss from continuing operations before income tax	(21,454)	(20,861)	(100,392)
Income tax expense	(314)	(318)	—

Loss from continuing operations	(21,768)	(21,179)	(100,392)
Discontinued operation - Gain on disposal	—	—	381
Cumulative effect of accounting change related to the elimination of negative goodwill	—	—	3,901

Net loss	$(21,768)	$(21,179)	$(96,110)

Other comprehensive income:
Foreign currency translation adjustments	421	213	1,110

Comprehensive loss	$(21,347)	$(20,966)	$(95,000)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.75)	$(0.88)	$(4.48)
Income (loss) from discontinued operation	—	—	—
Cumulative effect of accounting change related to the elimination of negative goodwill	—	—	0.17

Net loss	$(0.75)	$(0.88)	$(4.29)

Shares used in computing basic and diluted net loss per share	28,950	24,031	22,403

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock- Based Compen- sation	Notes Receivable from Stock- holders	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stock- holders’ Equity
	Shares	Amount
BALANCES, January 01, 2002	19,399,113	$192	$4,237,325	$(22,209)	$(799)	$(1,285)	$(4,146,385)	$66,839
Issuance of common stock upon exercise of stock options and warrants, net of repurchases	416,232	—	1,819	—	—	—	—	1,819
Issuance of common stock for Employee Stock Purchase Plan	73,364	—	241	—	—	—	—	241
Amortization of deferred stock-based compensation	—	—	—	16,620	—	—	—	16,620
Deferred stock-based comp	—	—	(1,734)	1,734	—	—	—	—
Equity investment received	2,910,000	3	31,394	—	—	—	—	31,397
Issuance of Warrants	—	—	3,869	(4,747)	—	—	—	(878)
Exercise of warrants	110,284	—	—	—	—	—	—	—
Issuance of stock for services	9,800	—	115	—	—	—	—	115
Shares released from escrow	21,079	—	—	—	—	—	—	—
Payments on notes receivable from stockholders, net of interest	—	—	—	—	594	—	—	594
Foreign currency translation adjustment	—	—	—	—	—	1,110	—	1,110
Reserve for notes receivable from stockholders	—	—	—	—	205	—	—	205
Net loss	—	—	—	—	—	—	(96,110)	(96,110)

BALANCES, December 31, 2002	22,939,872	$195	$4,273,029	$(8,602)	$—	$(175)	$(4,242,495)	$21,952

KANA SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock- Based Compen- sation	Notes Receivable from Stock- holders	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stock- holders’ Equity
	Shares	Amount
December 31, 2002	22,939,872	$195	$4,273,029	$(8,602)	$—	$(175)	$(4,242,495)	$21,952
Issuance of common stock upon exercise of stock options, net of share cancellations	406,035	1	705	—	—	—	—	706
Issuance of common stock for Employee Stock Purchase Plan	293,020	—	411	—	—	—	—	411
Shares sold in public offering, net	4,692,000	5	13,095	—	—	—	—	13,100
Amortization of deferred stock-based compensation	—	—	(1,191)	7,061	—	—	—	5,870
Exercise of warrants	105,356	—	—	—	—	—	—	—
Issuance of warrants	—	—	459	—	—	—	—	459
Foreign currency translation adjustment	—	—	—	—	—	213	—	213
Net loss	—	—	—	—	—	—	(21,179)	(21,179)

BALANCES, December 31, 2003	28,436,283	$201	$4,286,508	$(1,541)	$—	$38	$(4,263,674)	$21,532

KANA SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock- Based Compen- sation	Notes Receivable from Stock- holders	Accumulated Other Compre- hensive Income	Accumulated Deficit	Total Stock- holders’ Equity
	Shares	Amount
BALANCES, December 31, 2003	28,436,283	$201	$4,286,508	$(1,541)	$—	$38	$(4,263,674)	$21,532
Issuance of common stock upon exercise of stock options	132,635	—	276	—	—	—	—	276
Issuance of common stock for Employee Stock Purchase Plan	413,984	—	548	—	—	—	—	548
Amortization of deferred stock-based compensation	—	—	(254)	1,483	—	—	—	1,229
Acquisition of Hipbone	262,500	—	926	—	—	—	—	926
Foreign currency translation adjustment	—	—	—	—	—	421		421
Net loss	—	—	—	—	—	—	(21,768)	(21,768)

BALANCES, December 31, 2004	29,245,402	$201	$4,288,004	$(58)	$—	$459	$(4,285,442)	$3,164

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(21,768)	$(21,179)	$(96,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,471	8,088	9,130
Loss on disposal of fixed assets	44	—	—
Disposal of internal-use software	1,062	—	—
Amortization of stock-based compensation, goodwill and identifiable intangible assets	1,350	7,323	21,420
Goodwill impairment	—	—	55,000
Provision for doubtful accounts	(601)	(3,628)	(2,028)
Non-cash portion of restructuring charge	3,336	1,704	212
Reduction of restructuring reserve	—	—	(5,086)
Impairment of investment	—	500	—
Other non-cash charges	—	459	(3,697)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,075	5,989	8,563
Prepaid expenses and other assets	(810)	(29)	2,313
Accounts payable and accrued liabilities	1,753	(4,873)	(13,779)
Accrued restructuring	(3,389)	(2,458)	(22,328)
Deferred revenue	(3,596)	(4,583)	4,212

Net cash used in operating activities	(13,073)	(12,687)	(42,178)

Cash flows from investing activities:
Sales of short-term investments	22,901	16,503	56,057
Purchases of short-term investments	(12,515)	(19,791)	(54,790)
Purchases of property and equipment	(895)	(1,230)	(12,252)
Proceeds from the sale of property and equipment	22	—	—
Cash paid for acquisitions, net of cash acquired	(421)	—	—
Restricted cash	330	(13)	10,570

Net cash provided by (used in) investing activities	9,422	(4,531)	(415)

Cash flows from financing activities:
Borrowings on notes payable	—	—	1,998
Payments on notes payable	—	(42)	—
Net proceeds from issuance of common stock	824	14,217	33,458
Payments on stockholders’ notes receivable	—	—	594

Net cash provided by financing activities	824	14,175	36,050

Effect of exchange rate changes on cash and cash equivalents	317	213	179

Net change in cash and cash equivalents	(2,510)	(2,830)	(6,364)
Cash and cash equivalents at beginning of year	16,282	19,112	25,476

Cash and cash equivalents at end of year	$13,772	$16,282	$19,112

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$69	$173	$100

Cash paid during the year for income taxes	$426	$289	$117

Noncash activities:
Issuance of warrants to a customer	$—	$459	$—

Impairment of investment	$—	$500	$—

Issuance of common stock in connection with the acquisition of Hipbone	$926	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

KANA SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

Kana Software, Inc. and its subsidiaries (“the Company” or “KANA”) develop, market and support customer communications software products. The Company sells its products primarily in the United States and Europe, and to a lesser extent, in Asia, through its direct sales force and third party integrators.

Since its inception, the Company has been successful in completing several rounds of financing. During the same period, the Company has incurred substantial losses and negative cash flows from operations for every period since inception. As of December 31, 2004, the Company had an accumulated deficit of $4.3 billion. For the year ended December 31, 2004, the Company incurred an operating loss of $21.6 million and negative cash flows from operations of $13.1 million.

The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated capital requirements through December 31, 2005. However, a decline in future orders and revenues might require the Company to seek additional capital to meet its working capital needs prior to December 31, 2005 if the Company is unable to reduce expenses to offset such decline. If the Company has a need for additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company’s existing and new products, if any, and changes in technology in the CRM software sector. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities would result in additional dilution to the Company’s shareholders.

(b) Reclassifications

In connection with the preparation of this report, the Company concluded that it was appropriate to classify auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has reclassified investments in auction rate securities of $9.4 million and $2.9 million from cash and cash equivalents to short-term investments as of December 31, 2003 and 2002, respectively. In addition Company has revised the presentation of the Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the year ended December 31, 2004. Such reclassifications resulted in an increase in cash used in investing activities reported in the consolidated statements of cash flows for the years ended December 31, 2003 and 2002 of $9.4 million and $2.9 million, respectively. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or previously reported results of operations for any period. Certain other reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation. These reclassifications had no effect on prior year’s stockholders’ equity or results of operations.

(c) Principles of Consolidation

The consolidated financial statements include the financial statements of KANA and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(d) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e) Foreign Currency Translation

The functional currency for the Company’s international subsidiaries is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. The subsidiaries’ equity balances, primarily retained earnings or deficits, are translated at historical cost. Revenues, expenses, gains, and losses are translated at the average exchange rates prevailing during the year. Any translation adjustments are included in accumulated other comprehensive income (losses).

(f) Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The Company has classified its short-term investments as “available for sale.” These items are carried at fair value, based on the quoted market prices, and unrealized gains and losses, are reported as a separate component of accumulated other comprehensive losses in stockholders’ equity. All short-term investments mature in less than one year. To date, unrealized and realized gains or losses have not been material.

(g) Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximates their fair values due to their relatively short maturities or payment terms.

(h) Concentration of Credit Risk

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. Cash, cash equivalents and short-term investments are deposited with financial institutions that management believes are creditworthy.

The Company’s customers are primarily concentrated in the United States and Europe. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition, and generally requires no collateral to support its accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. As of December 31, 2004, one customer, IBM represented more than 10% of total accounts receivable. As of December 31, 2003, no customer represented more than 10% of total accounts receivable.

(i) Restricted Cash

The Company maintained $0.1 million and $0.5 million in restricted cash as of December 31, 2004 and December 31, 2003, respectively, primarily as collateral on the Company’s leased facilities.

(j) Capitalized Software Development Costs—Internal Use

Software development costs for internal use software are capitalized pursuant to the provisions of Statement of Position 98-1, “Accounting for Software Development Costs”. Such costs include costs incurred to purchase third party software, and are capitalized beginning when the Company has determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company’s management has authorized the funding of the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. The resulting asset is amortized over its estimated useful life using the straight-line method.

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

In the fourth quarter ended December 31, 2004, the Company reviewed its operations and technology requirements, and decided to discontinue its use of certain internal use software, which resulted in a non-cash impairment charge of $1.1 million.

(k) Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed

Software development costs are expensed as incurred until technological feasibility of the underlying software product is achieved. After technological feasibility is established, software development costs are capitalized. Capitalized costs are then amortized on the greater of straight-line basis over the estimated product life, or the ratio of current revenue to total projected product revenue. To date, technological feasibility and general availability of such software have occurred simultaneously and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

(l) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally between three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the life of the improvement. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $5.5 million, $8.1 million and $9.1 million, respectively.

The Company evaluates property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows as expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets.

(m) Goodwill and Identifiable Intangible assets

Goodwill and identifiable intangibles are carried at cost less accumulated amortization and impairments. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, which is three years. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company regularly evaluates its business for potential indicators of impairment of goodwill and intangible assets. The Company’s judgments regarding the existence of impairment indicators are based on market conditions by performing an annual impairment analysis value assessment and assessing market conditions, operational performance of the business and considering whether any event has occurred and is likely to cause impairment. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with the Company’s acquired businesses are impaired.

(n) Revenue Recognition

License revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, provided the arrangement does not require significant customization or modification of the software, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

In software arrangements that include rights to multiple software products and/or services, the Company allocates the total arrangement fee using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements with the residual amounts of revenue being allocated to the delivered elements. Elements included in multiple element arrangements primarily consist of software products, maintenance (which includes customer support services and unspecified upgrades), consulting services or training. Vendor-specific objective evidence for consulting services and training are based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for maintenance is generally based on the price charged when an element is sold separately or the stated contractual renewal rates.

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

Consulting revenues are primarily from providing specific subject matter expertise as opposed to overall project management. Such services are performed on a time-and-materials basis and are recognized as services are performed.

Revenues from training are recognized as services are performed.

(o) Research and Development Costs

Research and development costs are expensed as incurred. Such costs also include software development costs incurred until technological feasibility of the underlying software product is achieved. After technological feasibility is established, software development costs are capitalized in accordance with SFAS No. 86, “Computer Software to be Sold, Leased or Otherwise Marketed”. Capitalized costs amortized on a straight-line basis over the estimated product life, or based on the ratio of current revenue to total projected product revenue, which ever is greater. To date, technological feasibility and general availability of such software have occurred simultaneously and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any such software development costs.

(p) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $0.7 million for each of the years ended December 31, 2004, 2003 and 2002.

(q) Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board (APB) No.25, “Accounting for Stock Issued to Employees”. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock.

Deferred stock-based compensation resulting from option grants to employees, and warrants issued to non-employees, which is amortized on a straight-line basis over the vesting period of the individual options, generally four years, in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”, an amendment of SFAS No. 123. The Company did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and to record such amounts as charges to operating expense. The Company has adopted the disclosure requirements of SFAS No. 148, the impact of recognizing the fair value of option grants and the grants under the Company’s ESPP as an expense would be as follows: (in thousand, except per share amounts):

	Year Ended December 31,
	2004	2003 (Restated) (2)	2002
As Reported:
Net loss	$(21,768)	$(21,179)	$(96,110)
Add: Stock-based employee compensation expense included in reported net loss, net of tax effects (1)	$810	$648	$6,687
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effects	$(10,663)	$(5,003)	$(39,345)
Pro Forma:
Net loss	$(31,621)	$(25,534)	$(128,768)
Basic and diluted net loss per share
As reported	$(0.75)	(0.88)	(4.29)
Pro Forma	$(1.09)	(1.06)	(5.75)

(1)	The Company currently records and amortizes deferred stock-based compensation for warrants granted to non-employees. The compensation expense above relates only to employee-related options. Unearned deferred compensation resulting from employee option grants are amortized on an accelerated basis over the vesting period of the individual options in accordance with FIN No. 28. Accordingly, the stock based compensation expense noted above is net of the reversal of previously recorded accelerated stock based compensation expense due to the forfeitures of those stock options prior to vesting.

(2)	The Company corrected an error in the previous filing. The previously reported Pro Forma Net Loss for 2003 was $7,012.000. The corrected Pro Forma Net Loss is $5,003,000. As a result of this correction, the Pro Forma Basic and Diluted net loss per share adjusts to $1.06. The previously reported Pro Forma Basic and Diluted net loss per share was $1.15.

(r) Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not.

(s) Other Comprehensive Income

Other comprehensive income reported by the Company for the years ended December 31, 2004, 2003 and 2002 was primarily attributable to foreign currency translation adjustments.

(t) Net Loss Per Share

Basic net loss per share from continuing operations is computed using the weighted–average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share from continuing operations is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants using the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share from continuing operations:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(21,768)	$(21,179)	$(100,392)

Denominator:
Weighted-average shares of common stock outstanding	28,950	24,033	22,420
Less weighted-average shares subject to repurchase	—	(2)	(17)

Denominator for basic and diluted calculation	28,950	24,031	22,403

Basic and diluted net loss per common share from continuing operations	$(0.75)	$(0.88)	$(4.48)

All warrants, outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share from continuing operations because all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share from continuing operations is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Stock options and warrants	9,307	8,628	7,917
Common stock subject to repurchase	—	—	18

	9,307	8,628	7,935

The weighted average exercise price of stock options and warrants outstanding was $11.27, $17.30 and $26.38 as of December 31, 2004, 2003 and 2002, respectively.

(u) Segment Reporting

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment: specifically the licensing and support of its software applications. Revenue classification is based upon customer location. Geographic information on revenue for the years ended December 31, 2004, 2003, and 2002 is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$31,739	$43,851	$53,589
United Kingdom	8,734	9,353	13,432
Asia Pacific	1,624	2,176	3,372
Other (1)	6,803	5,626	8,697

	$48,900	$61,006	$79,090

(1)	Represents sales to customers located primarily in Europe, other than the United Kingdom.

During the year ended December 31, 2004 and 2002, one customer, IBM represented 11% of total revenues. During the year ended December 31, 2003, no customer represented more than 10% of total revenues.

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, is as follows (in thousands):

	December 31,
	2004	2003
United States	$11,108	$15,759
International	2,280	1,819

	$13,388	$17,578

(v) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123, “Share-Based Payment” (SFAS No. 123R), which is a revision of FASB Statement No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure in financial statement footnotes is no longer an alternative. The Company is required to adopt SFAS No. 123R on January 1, 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No.123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

•	The Company plans to adopt SFAS No. 123R using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on its results of operations, although it will have no impact on our cash position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options and whether we will be in a taxable position). There will be no tax impact related to the prior periods since the Company is in a net loss position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”, which addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges beginning in the Company’s third quarter of 2005. The Company does not believe adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP FAS No. 109 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, we do not believe we will have any foreign earnings that we would repatriate. Therefore, we do not believe adoption of FSP FAS No. 109 will have a material effect on our consolidated financial position, results of operations or cash flows.

2. Business Combinations

On February 10, 2004, the Company completed the acquisition of a 100% equity interest in Hipbone, Inc. (Hipbone), a provider of online customer interaction solutions. The acquisition allowed the Company to add Hipbone’s web collaboration, chat, co-browsing and file-sharing capabilities to its products. This transaction was accounted for using the purchase method of accounting, and operations of the acquired entity from February 10, 2004 are included in the Company’s statement of operations for the year ended December 31, 2004. Under the terms of the agreement, the Company paid $265,000 in cash and issued a total of 262,500 shares of the Company’s common stock valued at approximately $926,000 using the five-trading-day average price surrounding the date the acquisition was announced on January 5, 2004, or $3.62 per share. The Company incurred a total of approximately $169,000 in direct transaction costs. The estimated purchase price was approximately $1.4 million, summarized as follows (in thousands):

Fair market value of common stock	$926
Cash consideration	265
Acquisition related costs	169

Subtotal	434

Total	$1,360

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

Cash acquired	$13
Tangible assets acquired (less cash)	166
Identifiable intangible assets acquired:
Purchased technology	250
Customer relationships	150
Goodwill	1,175
Liabilities assumed	(394)

Net assets acquired	$1,360

3. Financial Statement Detail

Cash and cash equivalents are carried at cost, which appropriates fair value and consisted of the following (in thousands):

	December 31,
	2004	2003
Cash	$9,659	$13,624
Money market funds	4,113	2,658

	$13,772	$16,282

Short-term investments consisted of the following (in thousands):

	December 31,
	2004	2003
Available-for-sale securities:
Municipal securities	$2,375	$9,725
Corporate notes / bonds	3,986	6,949

	$6,361	$16,674

Unrealized gains and losses on available-for-sale securities at December 31, 2004 and 2003 were immaterial in both years.

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2004	2003
Computer equipment	$10,489	$11,941
Furniture and fixtures	790	1,929
Leasehold improvements	3,939	4,168
Internal use software	13,248	15,157

	28,466	33,195
Less accumulated depreciation and amortization	(18,342)	(17,760)

	$10,124	$15,435

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2004	2003
Accrued payroll and related expenses	$2,664	$2,286
Other accrued liabilities	6,305	8,392

	$8,969	$10,678

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Interest income	$294	$315	$965
Interest expense	(180)	(174)	(107)
Other	14	45	55

	$128	$186	$913

4. Goodwill and Intangible Assets

Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on the Company’s estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, the Company is required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. The Company uses the straight-line method to expense long-lived assets (including identifiable intangibles), which results in an equal amount of expense in each period. Amortization of goodwill ceased as of January 1, 2002 upon the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Instead, the Company is now required to test goodwill for impairment under certain circumstances and write down goodwill when it is deemed to be impaired. The Company regularly evaluates its business for potential indicators of impairment of goodwill and intangible assets. The Company’s judgments regarding the existence of impairment indicators are based on market conditions by performing an annual impairment analysis value assessment and assessing market conditions, operational performance of the business and considering whether any event has occurred and is likely to cause impairment. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with the Company’s acquired businesses are impaired. The Company currently operates in one reportable segment, which is also the only reporting unit for the purposes of SFAS No. 142.

Under the transition provisions of SFAS No. 142, the Company determined there was no transitional goodwill impairment at January 1, 2002. The Company performed its annual impairment tests in June 2004, 2003 and 2002. During June 2004 and 2003, the Company completed its evaluation and concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. The impairment test conducted in June 2002, resulted in a $55.0 million impairment charge. Circumstances that led to the impairment included the lower-than-previously-expected revenues and net loss for the second quarter of 2002 and the revision of estimates of the Company’s revenues and net loss for subsequent quarters, based upon financial results for the second quarter of 2002 and the reduction of estimated revenue and cash flows in future quarters. The Company used a combination of discounted cash flows and relevant market data, including the Company’s market capitalization during the period following the revision of estimates, to calculate an estimated fair value and the resulting goodwill impairment.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is three years. The Company reported amortization expense on purchased intangible assets of $119,000, $1.5 million, and $4.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company’s identifiable intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable.

Expected amortization expense is $133,000 in each of 2005 and 2006, and $15,000 in 2007. Of these amounts, 62.5% relates to purchased technology and 37.5% relates to customer relationships, based upon the allocation of the Hipbone purchase price above.

The components of goodwill and other intangibles are as follows (in thousands):

	December 31,
	2004	2003
Goodwill, net	8,623	7,448

Intangibles:
Customer Relationships	150	—
Purchased technology	14,650	14,400
Less: accumulated amortization	(14,519)	(14,400)

Intangibles, net	281	—

Goodwill and intangibles, net	$8,904	$7,448

5. Notes Payable and Accrued Liabilities

At December 31, 2004, the Company maintained a line of credit totaling $5.0 million, which is collateralized by all of its assets and had an annual interest rate equal to 5.25% as of December 31, 2004 and 4.0% as of December 31, 2003 (the greater of the bank’s prime rate or 4.0%). The line of credit expires in November 2005, at which time the entire balance of the line of credit will be due. Total borrowings as of December 31, 2004 and 2003 were $3.4 million under this line of credit. The line of credit required us to maintain at least a $7.0 million dollar balance in cash or cash equivalents with the lending bank at all times or pay a one-time fee of $10,000, and to maintain at all times a minimum of $13.0 million as short-term unrestricted cash and cash equivalents and short-term investments.

As of April 15, 2005, the financial covenant for minimum unrestricted cash required to be maintained on the balance sheet was reduced from $13 million to $11 million. In addition the interest rate was also adjusted to 0.5% above the prime rate through June 30, 2005 and thereafter 1% above Prime rate going forward unless we maintained a minimum balance of $13 million, in which case the interest rate would be the bank’s prime rate. This amendment also required us to maintain EBITDA of not less than $0 for the second quarter ending June 30, 2005 and not less than $500,000 for the third quarter ending September 30, 2005 and each fiscal quarter thereafter. If we default under this line of credit, including through a violation of any of these covenants, the entire balance under the line of credit could become immediately due and payable unless the Company obtains a waiver.

Per another amendment signed August 24, 2005, the line of credit requires us to maintain at least an $8.0 million dollar balance in cash or cash equivalents with the lending bank at all times or pay a one-time fee of $10,000 and starting September 30, 2005 the minimum required cash balance will be increased from $11.0 million to $13.0 million in short-term unrestricted cash and cash equivalents and short-term investments. In addition, the line of credit requirement for an EBITDA covenant for the second quarter ended June 30, 2005 will not be required provided the Company’s net loss for that quarter does not exceed $1.9 million and the EBITDA covenant for the third quarter ending September 30, 2005 is deleted. If we default under this line of credit by failing to maintain the $13 million minimum, the entire balance under the line of credit could become immediately due and payable unless the Company obtains a waiver.

At December 31, 2004, the Company had future minimum royalty obligations requiring payments of $0.8 million, $0.5 million, and $0.5 million for the years ended December 2005, 2006 and 2007, respectively.

6. Commitments and Contingencies

(a) Lease Obligations

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, the Company entered into letters of credit totaling $1.2 million expiring in 2005 through 2011. The company’s letters of credit are supported by either restricted cash or the Company’s line of credit.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Non-cancelable Operating Leases (1)	(Less) Sublease Income (2)	Net
2005	$5,345	$(366)	$4,979
2006	4,818	(792)	4,026
2007	4,053	(781)	3,272
2008	3,271	(600)	2,671
2009	3,154	(771)	2,383
Thereafter	2,059	(493)	1,566

	$22,700	$(3,803)	$18,897

(1)	Includes leases for properties included in the restructuring liability.

(2)	Includes only subleases that are under contract as of December 31, 2004 and excludes future estimated sublease income for agreements not yet signed.

Rent expense for properties in use, net of sublease payments, was approximately $2.5 million, $2.5 million and $4.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(b) Litigation

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by the Company. Although the Company believes that the plaintiffs’ claims have no merit, the Company has decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, the Company believes it has meritorious defenses to these claims and would defend the action vigorously. Because the settlement will be funded entirely by the Company’s insurers, the Company does not believe that the settlement will have any effect on its financial condition, results of operation or cash flows.

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

(c) Indemnification

Many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed. Such indemnification provisions are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies”. To date, the Company has not incurred any costs related to any claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s balance sheet as of December 31, 2004.

7. Stockholders’ Equity

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

(b) Stock Compensation Plans

The Company’s 1999 Employee Stock Purchase Plan (“KANA ESPP”) allows eligible employees to purchase common stock through payroll deductions of up to 15% of an employee’s compensation. Each offering period will have a maximum duration of 24 months and will consist of four six-month purchase periods. The purchase price of the common stock will be equal to 85% of the fair market value per share on the participant’s entry date into the offering period, or, if lower, 85% of fair market value per share on each semi-annual purchase date. The KANA ESPP qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. As of December 31, 2004, 413,984 shares were issued from the KANA ESPP.

Upon the merger with Broadbase Software, Inc (“Broadbase”) in June 2001, the Company assumed Broadbase’s 1999 Employee Stock Purchase Plan (the “Broadbase ESPP”). The Broadbase ESPP has terms similar to the KANA ESPP. This plan expired on June 30, 2003, at which time 160,756 shares had been issued.

The Company’s 1999 Stock Incentive Plan (the “1999 Plan”), as successor to the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”), provides for a total of 6,964,864 shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. Options are granted at an exercise price equivalent to the closing fair market value on the date of grant. All options are granted at the discretion of the Company’s Board of Directors and have a term not greater than 10 years from the date of grant. Options are immediately exercisable when vested and generally vest monthly over four years. Plans of acquired companies have similar terms as those of the 1999 Plan. Outstanding options under all these plans were assumed in the respective merger or acquisition.

As of December 31, 2004, the Company assumed Broadbase’s existing 1999 and 2000 Stock Incentive Plans (Broadbase Incentive Plans). These Broadbase Incentive Plans have similar terms to the 1999 Plan. As of December 31, 2004, 5,404,939 and 1,402,810 options were outstanding and available for grant, respectively, under the Broadbase Incentive Plans.

In December 1999, the board of directors approved the 1999 Special Stock Option Plan and 100,000 shares of common stock were reserved for issuance under this plan. The Special Stock Option Plan has similar terms as those of the 1999 Plan, except that options may be granted with an exercise price less than, equal to or greater than the fair market value of the option shares on the grant date. This plan expired upon the merger with Broadbase in June 2001.

A summary of stock option activity for all plans follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances, December 31, 2001	3,687,035	6,294,640	$48.63
Additional shares authorized	2,133,745	—	—
Options granted	(3,563,236)	3,563,236	5.05
Options exercised	—	(426,422)	4.06
Options canceled and retired	2,186,628	(2,226,601)	62.84

Balances, December 31, 2002	4,444,172	7,204,853	25.42
Additional shares authorized	2,119,726	—	—
Options granted	(4,088,102)	4,088,102	3.30
Options exercised	—	(442,001)	1.61
Options canceled and retired	2,959,668	(2,959,668)	27.21

Balances, December 31, 2003	5,434,361	7,891,286	14.91
Additional shares authorized	2,420,849	—	—
Options granted	(3,592,500)	3,592,500	3.61
Options exercised	—	(132,635)	2.06
Options canceled and retired	2,328,680	(2,328,680)	16.26

Balances, December 31, 2004	6,591,390	9,022,471	$10.26

The following table summarizes information about options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable		Options Vested
	Number of shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
$0.10—$1.73	1,442,468	8.4	$1.59	570,012	$1.50	570,485	$1.50
$1.75—$2.81	1,413,622	8.9	2.50	380,099	2.58	380,099	2.58
$2.88—$3.11	1,390,781	8.7	3.04	441,531	3.05	441,531	3.05
$3.30—$4.71	1,316,604	8.5	3.69	477,882	3.64	487,609	3.63
$4.74—$8.76	1,671,589	8.3	5.87	703,280	7.00	708,892	7.00
$9.48—$14.41	1,518,090	7.0	13.44	1,215,619	13.27	1,230,058	13.24
$15.04—$1,395.80	269,317	5.8	176.09	217,230	184.87	222,311	188.89

	9,022,471	8.2	$10.26	4,006,253	$16.53	4,040,985	16.46

The Company uses the intrinsic-value method in accounting for its stock-based compensation plans. Accordingly, compensation cost has been recognized in the financial statements for those options issued with exercise prices at less than fair value at date of grant. These amounts are included as a component of stockholders’ equity and are being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FIN No. 28. No options were granted with an exercise price below the fair market value during fiscal years 2004 and 2003. Options granted with an exercise price below the fair market value resulted in a charge of $1.5 million in 2002. Cancellations of grants with previous associated charges resulted in a reduction of compensation expense of $1.2 million in 2002.

The number of shares exercisable at December 31, 2004, 2003, and 2002 were 4,006,253, 3,054,365, and 2,609,066 respectively and the weighted average exercise price of such shares for the same periods were $16.53, $26.94, and $41.27, respectively. In certain situations, a stock option will be vested but not exercisable. This is due to the fact that the Company does not show options as exercisable unless and until it has received the signed agreement related to such grant. In addition, there are a number of shares that are vested, but are not exercisable until a certain time in the future (as provided by contract). At December 31,2004, 2003, and 2002, the total number of vested but unexercisable shares, were 34,732, 50,561, and 83,801, respectively, and had a weighted average exercise price $56.12, $51.37, and $32.00, respectively.

The fair value of the Company’s stock-based awards was estimated assuming no expected dividends and the following weighted average assumptions:

	Options			ESPP
	Interest Rate	Term	Volatility	Interest Rate	Term	Volatility
2004	2.66%	3 yrs	104%	1.86%	6 mths	105%
2003	2.11%	3 yrs	111%	1.08%	6 mths	73%
2002	3.02%	3 yrs	127%	1.27%	6 mths	127%

The weighted average fair value of the employee stock purchase rights granted under the 1999 ESPP during 2004, 2003, and 2002 was $1.32, $1.74, and $5.71 respectively.

The weighted average fair value and exercise price of the options granted are as follows:

	Weighted Average Exercise Price			Weighted Average Fair Value
	2004	2003	2002	2004	2003	2002
Exercise price does not exceed fair value on grant date	$3.61	$3.30	$5.05	$3.87	$2.27	$3.64

(c) Warrants

In September 2000, in connection with a global strategic alliance with Accenture, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock at $371.25 per share, through December 2006. The shares of the common stock issued were fully vested, and the Company reported a charge of approximately $14.8 million, which was amortized over the term of the associated warrant agreement through December 2003. As of December 31, 2003, 33,997 shares of common stock subject to the warrant were fully vested and 38,503 had been forfeited. The warrant was valued using the Black-Scholes model, resulting in charges totaling $2.0 million of which $1.0 million was amortized over the term of the associated alliance agreement through December 2003 and $1.0 million was immediately expensed in the fourth quarter of 2000.

In September 2001, the Company issued to Accenture an additional warrant to purchase up to 150,000 shares of common stock at $3.33 per share in connection with its global strategic alliance. The warrant was exercised in February 2002 on a net basis, where Accenture surrendered 39,716 shares subject to the warrant in lieu of paying the exercise price with cash. The warrant was valued using the Black-Scholes model resulting in a charge of approximately $946,000, which was amortized on a straight-line basis over the term of the associated alliance agreement through September 2004.

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

As of December 31, 2004, there was approximately $58,000 of total unearned deferred stock-based compensation remaining to be amortized.

8. Restructuring Costs

In November of 2002, the Company entered into an amendment to a facility lease that had been included in the company’s restructuring charge in 2001. In connection with this lease amendment, our evaluation of real estate market conditions relating to this and other excess leased facilities, and discussions with its other landlords, the Company reduced its associated restructuring reserve by approximately $9.1 million. This reduction in restructuring reserve was primarily comprised of a $4.0 million payment made in connection with the lease amendment, as well as approximately $5.1 million in cost savings resulting from this amendment that were reflected in the Company’s operating results for the quarter ended December 31, 2002.

In December 2003, the Company recorded $1.7 million in restructuring costs related to a change in evaluation of real estate market conditions in the United Kingdom, and changes in sublease estimates based on communication from current and potential subtenants in the United States.

In December 2004, the Company recorded $3.3 million in restructuring costs related to a change in evaluation of real estate market conditions in the United Kingdom, and changes in sublease estimates based on communication from current and potential subtenants in the United States

Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through January 2011 unless the Company negotiates to exit the leases at an earlier date. Sublease payments received were approximately $141,000, $348,000 and $814,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

A summary of restructuring expenses, payments, and liabilities for the years ended and as at December 31, 2002, 2003 and 2004 is as follows (in thousands):

	Severance	Facilities	Total
Restructuring reserve at 1/01/2002	$913	$27,418	$28,331

Non-cash reduction of restructuring	—	(5,086)	(5,086)
Payments made	(696)	(12,415)	(13,111)
Sublease payments received	—	814	814

Restructuring reserve at 12/31/2002	217	10,731	10,948

Restructuring charge	—	1,704	1,704
Payments made	(33)	(2,773)	(2,806)
Sublease payments received	—	348	348

Restructuring reserve at 12/31/2003	184	10,010	10,194

Restructuring charge	—	3,336	3,336
Payments made	(184)	(2,693)	(2,877)
Sublease payments received	—	141	141

Restructuring reserve at 12/31/2004	$—	$10,794	$10,794

9. Retirement Plan

The Company has a 401(k) retirement plan, which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified amount. The Company, at its discretion, may make additional matching contributions on behalf of the participants of the retirement plan. The Company made no contributions for the years ended December 31, 2004, 2003 and 2002.

10. Income Taxes

The 2004, 2003 and 2002 income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Federal tax benefit at statutory rate	$(7,294)	$(7,283)	$(31,659)
Stock-based compensation	—	—	—
Merger costs	—	—	—
Current year net operating losses and temporary differences, no tax benefit recognized	7,191	6,683	12,160
Amortization and goodwill impairment	—	494	19,006
Change in valuation allowance	—	—	—
Other permanent differences	103	106	493
Foreign taxes	314	318	—

Total tax expense	$314	$318	$—

In 2004 and 2003, certain foreign subsidiaries were profitable, based upon application of the Company’s intercompany transfer pricing agreements, which resulted in income tax expense totaling approximately $0.3 million and $0.3 million, respectively, in those foreign jurisdictions.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set as follows (in thousands):

	Year Ended December 31,
	2004	2003
Deferred tax assets:
Accruals and reserves	$1,197	$1,321
Property and equipment	7,764	10,195
Credit carryforward	2,110	2,559
Stock based compensation	25,487	29,426
Other	2,486	5,166
Net operating loss	168,044	143,493

Gross deferred tax assets	207,088	192,159
Valuation allowance	(207,088)	(192,159)

Net deferred tax assets	$—	$—

The net change in the valuation allowance for the year ended December 31, 2004 was an increase of approximately $14.9 million due to current year losses net of the effect of the expiration of tax carryforwards and other assets. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

A portion of deferred tax assets relating to net operating losses pertain to acquired net operating loss carryforwards of approximately $8.9 million. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to reduce goodwill or acquired intangibles, if remaining, rather than a reduction of income tax expense.

As of December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $425.0 million and $358.1 million, respectively. The federal and state net operating loss carryforwards, if not offset against future taxable income, will expire by 2024. The Company also had foreign net operating loss carryforwards of approximately $20.0 million. The foreign losses expire at various dates and some can be carried forward indefinitely.

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

A portion of deferred tax assets relating to net operating losses, pertains to net operating loss carryforwards resulting from tax deductions upon the exercise of employee stock options of approximately $6.3 million. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax expense.

The Company has deferred calculating U.S. income tax on certain foreign earnings that are deemed to be permanently re-invested overseas. Determination of the unrecognized deferred tax liability is not currently practicable and the amount is not expected to be material.

12. Related Party Transactions

The Company provided support services to a company that is affiliated with Massood Zarrabian, a director of the Company until August 2003. The Company recognized approximately $54,800, and $59,400 in revenue related to the company in the years ended December 31, 2003 and 2002.

In addition, the Company purchased software and support services from this company totaling approximately $96,000 and $239,100 in the years ended December 31, 2003 and 2002. Management reviewed the contractual rates and terms to assess that they were comparable with those entered into with independent third parties.

13. Subsequent Events

In the first quarter ended March 31, 2005, we reviewed all continuing operating expenses across the entire company, including our technology requirements. One result of this review was a decision to discontinue our use of certain internal use software. The total non-cash impairment charge related to this software was $6.3 million which will be recorded in the first quarter of 2005.

We received Staff Determination letters from the NASDAQ Stock Market indicating that the Company’s securities are subject to delisting from the NASDAQ Stock Market due to the delayed filings of the Form 10-K for the year ended December 31, 2004, Form 10-Q for the quarter ended March 31, 2005, and Form 10-Q for the quarter ended June 30, 2005. The delinquency in filing, and possibility of delisting, will not be cured until we file all three Reports. On July 21, 2005, The NASDAQ Stock Market notified us that the NASDAQ Listing Qualifications Panel has granted our request for the continued listing of KANA’s common stock on The NASDAQ National Market provided that KANA files its Annual Report on Form 10-K for the year ended December 31, 2004 on or before August 26, 2005 and its Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 on or before September 21, 2005.

On June 30, 2005, KANA completed a private placement of unregistered securities pursuant to which investors paid KANA an aggregate of approximately $2,400,000 to purchase 1,631,541 shares of the Company’s common stock at $1.471 per share and warrants to purchase up to 815,769 shares of the Company’s common stock at an exercise price of $ 2.452 per share. The warrants will become exercisable on December 27, 2005 and expire on June 30, 2010.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

KANA SOFTWARE, INC.

	Balance at Beginning of Year	Amounts recorded in Write-off and Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2004	$1,187	$(569)	$(32)	$586
Year ended December 31, 2003	4,815	(2,004)	(1,624)	1,187
Year ended December 31, 2002	6,844	57	(2,086)	4,815

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, state of California, on August 26, 2005.

KANA Software, Inc.

/s/ MICHAEL S. FIELDS
Michael S. Fields
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Michael S. Fields and John Thompson, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each an every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 26, 2005	By	/s/ MICHAEL S. FIELDS
Michael S. Fields
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 26, 2005	By	/s/ JOHN THOMPSON
John Thompson
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 26, 2005	By	/s/ JERRY R. BATT
Jerry R. Batt
Director

Date: August 26, 2005	By	/s/ DIXIE L. MILLS
Dixie L. Mills
Director

Date: August 26, 2005	By	/s/ STEPHANIE VINELLA
Stephanie Vinella
Director

Date: August 26, 2005	By	/s/ MICHAEL J. SHANNAHAN
Michael J. Shannahan
Director

Date: August 26, 2005	By	/s/ CHUCK BAY
Chuck Bay
Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K		3.01	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2001, filed with the Delaware Secretary of State on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Amended and Restated Bylaws, as amended October 12, 2001.	10-K			3/28/03

4.01	Form of Registrant’s Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

10.01	Registrant’s Amended and Restated 1999 Stock Incentive Plan. **	S-4/A	333-59754	10.22	5/18/01

10.02	Registrant’s Amended and Restated 1999 Employee Stock Purchase Plan. **	S-4/A	333-59754	10.23	5/18/01

10.03	Registrant’s 1999 Special Stock Option Plan. **	S-8	333-32460	99.01	3/14/00

10.04	Registrant’s 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.	S-8	333-32460	99.02	3/14/00

10.05	Registrant’s 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.	S-8	333-32460	99.03	3/14/00

10.06	Letter of Credit dated July 9, 1999, with Silicon Valley Bank and the Registrant.	S-1	333-82587	10.06	7/ 9/99

10.07	Lease Agreement, dated December 23, 1999, between Broadbase and Bohannon Trusts Partnership II.	10-Q		10.03	5/11/00

10.08	Lease Agreement, dated August 11, 2000, between Broadbase and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	10-Q		10.04	11/13/00

10.09	Broadbase Software, Inc. 2000 Stock Incentive Plan, adopted on May 3, 2000, and related forms of agreements. **	S-8	333-38480	4.09	6/02/00

10.10	Warrant to purchase Common Stock, dated August 7, 2001 between Kana Communications, Inc. and General Electric Capital Corporation.	S-3	333-77068	4.12	1/18/02

10.11	Warrant to purchase Common Stock, dated September 5, 2001 between Kana Communications, Inc. and Banca 121.	S-3	333-77068	4.13	1/18/02

10.12	Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A		99.01	12/13/01

10.13	Form of Contingent Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A		99.02	12/13/01

10.14	Form of Commitment Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A		99.03	12/13/01

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K		99.1	11/21/02

10.16	Offer letter to Brian Kelly. **	10-Q		10.1	8/13/03

10.17	Agreement with Chief Executive Officer. **	10-Q		10.1	11/12/03

10.18	Agreement with Chief Operating Officer. **	10-Q		10.2	11/12/03

10.19	Loan Modification Agreement dated November 21, 2003 between the Registrant and Silicon Valley Bank.	10-K		10.19	3/19/04

10.20	Warrant to purchase Common Stock, dated September 5, 2001 between Kana Software, Inc. and IBM.	10-K		10.20	3/19/04

10.21	Separation agreement with John Huyett and KANA dated May 3, 2004. **	10-Q		10.1	5/13/04

10.22	Offer letter to Tim Angst dated April 23, 2004. **	10-Q		10.2	5/13/04

10.23	Agreement with former President and Chief Operating Officer dated August 4, 2004. **	10-Q		10.1	11/15/04

10.24	Offer letter to John M. Thompson dated October 8, 2004. **	10-Q		10.2	11/15/04

10.25	Loan Modification Agreement dated November 20, 2004 between the Registrant and Silicon Valley Bank.					X

10.26	Loan Modification Agreement dated April 15, 2005 between the Registrant and Silicon Valley Bank.					X

10.27	Loan Modification Agreement dated August 24, 2005 between the Registrant and Silicon Valley Bank.					X

21.01	List of subsidiaries of Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

23.02	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (included on the signature page to this Form 10-K).					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

*	These certifications accompany KANA’s annual report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the