Form 10-Q
period 2005-03-31
KANA SOFTWARE INC
filed 2005-10-11
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

On October 1, 2005, approximately 33,498,976 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

KANA Software, Inc.

Form 10-Q

Quarter Ended March 31, 2005

Part I: Financial Information

Item 1: Financial Statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,030	$13,772
Short-term investments	7,285	6,361
Accounts receivable, less allowance for doubtful accounts of $608 in 2005 and $586 in 2004	3,319	4,497
Prepaid expenses and other current assets	3,320	3,308

Total current assets	20,954	27,938
Restricted cash	142	131
Property and equipment, net	3,020	10,124
Goodwill	8,623	8,623
Intangible assets, net	248	281
Other assets	3,116	3,264

Total assets	$36,103	$50,361

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$3,944	$3,427
Accounts payable	4,878	4,801
Accrued liabilities	9,548	8,969
Accrued restructuring	2,795	2,768
Deferred revenue	16,175	17,630

Total current liabilities	37,340	37,595
Deferred revenue, less current portion	850	889
Accrued liabilities, less current portion	704	687
Accrued restructuring, less current portion	7,966	8,026

Total liabilities	46,860	47,197

Stockholders’ equity (deficit):
Common stock	201	201
Additional paid-in capital	4,288,003	4,288,004
Deferred stock-based compensation	(10)	(58)
Accumulated other comprehensive income	291	459
Accumulated deficit	(4,299,242)	(4,285,442)

Total stockholders’ equity (deficit)	(10,757)	3,164

Total liabilities and stockholders’ equity (deficit)	$36,103	$50,361

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenues:
License	$1,541	$4,583
Service	8,530	8,672

Total revenues	10,071	13,255

Costs and Expenses:
License	814	786
Service (excluding stock-based compensation of $2 and $40, respectively)	2,619	2,557
Amortization of identifiable intangibles	33	19
Sales and marketing (excluding stock-based compensation of $5 and $213, respectively)	5,340	6,453
Research and development (excluding stock-based compensation of $2 and $199, respectively)	4,308	4,984
General and administrative (excluding stock-based compensation of $18 and $91, respectively)	3,362	2,016
Amortization of stock-based compensation	27	543
Impairment of internal-use software	6,326	0
Restructuring costs	938	0

Total costs and expenses	23,767	17,358

Operating loss	(13,696)	(4,103)
Other (expense)/income, net	(42)	83
Income tax expense	62	66

Net loss	$(13,800)	$(4,086)

Basic and diluted net loss per share	$(0.47)	$(0.14)

Shares used in computing basic and diluted net loss per share	29,254	28,640

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(13,800)	$(4,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation	914	1,491
Loss on the disposal of property and equipment	3	0
Impairment of internal use software	6,326	0
Amortization of identifiable intangibles	33	562
Change in allowance for doubtful accounts	22	2
Non-cash stock compensation expense, including warrants	27	0
Non-cash interest accretion	17	0
Restructuring reserve	938	0
Changes in operating assets and liabilities:
Accounts receivable	1,157	2,345
Prepaid expenses and other current assets	(12)	611
Other assets	148	60
Accounts payable and accrued liabilities	674	743
Accrued restructuring	(786)	(795)
Deferred revenue	(1,494)	(657)

Net cash provided by (used in) operating activities	(5,833)	276

Cash flows from investing activities:
Purchases of short-term investments	(10,351)	(374)
Sales/maturities of short-term investments	9,455	347
Property and equipment purchases	(111)	(48)
Cash paid for acquisition, net of cash acquired	—	(421)
(Increase)/decrease in restricted cash	(11)	143

Net cash used in investing activities	(1,018)	(353)

Cash flows from financing activities:
Borrowing under line-of-credit agreement	500	0
Net proceeds from issuance of common stock	19	229

Net cash provided by financing activities	519	229

Effect of exchange rate changes on cash and cash equivalents	(410)	68

Net (decrease)/increase in cash and cash equivalents	(6,742)	220
Cash and cash equivalents at beginning of period	13,772	25,632

Cash and cash equivalents at end of period	$7,030	$25,852

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$70	$58

Cash paid during the period for income taxes	$166	$59

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by KANA Software, Inc. (“KANA”, the “Company” or “we”), and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA’s audited consolidated financial statements and notes included in KANA’s annual report on Form 10-K for the year ended December 31, 2004.

The condensed consolidated financial statements include the financial statements of KANA and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including those related to revenue recognition, collectibility of receivables, goodwill and intangible assets, contract loss reserve, income taxes, and restructuring. Actual results could differ from those estimates.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On March 31, 2005, the Company had cash, cash equivalents, and short term investments total of $14.3 million and a note payable of $3.9 million expiring in November. The Company has a negative working capital of $16.4 million and a deficit shareholders equity of $10.8 at March 31, 2005. Losses from operations were $13.7 million for the first quarter of 2005, and $4.1 million for the first quarter of 2004. The Company incurred net losses of approximately $21.8 million during the year ended 2004. Net cash used for operating activities was $5.8 million in the first quarter of 2005 and net cash provided by operating activities was $0.3 million in the first quarter of 2004. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

In light of the fact that revenue decreased over $3 million in the first quarter of 2005 relative to both the first and fourth quarters of 2004 as well as the use of cash in the first quarter 2005, we took steps to lower the expenses related to cost of services, sales marketing, research and development, and general and administrative areas of the Company. These expenses exceeded $15 million in both quarters ended December 31, 2004 and March 31, 2005. We announced we were taking plans to reduce these expenses substantially. For example, employee headcount decreased from 181 on December 31, 2004 to 132 on September 30, 2005. We also were able to substantially reduce our headcount in outsourced engineering after completing the development of a new product announced in December 2004. We are continuing to find ways to lower cost without materially changing our support for our customers with expectations that expense will be reduced. In addition, the Company has been successful in closing two private sales of KANA common stock, approximately $2.4 million on June 30, 2005, and approximately $4.0 million on September 29, 2005. The Company has driven down expenses though its cost reduction plans and the Company’s management believes that, based on its current plans, its existing cash and cash equivalents, short-term investments, and cash received from private sales of common stock will be sufficient to meet the Company’s operating requirements through March 31, 2006.

The Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock.

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

Note 2. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123, “Share-Based Payment” (SFAS No. 123R), which is a revision of FASB Statement No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure in financial statement footnotes will no longer be an alternative. The Company will adopt SFAS No. 123R on January 1, 2006.

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

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP FAS No. 109 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, we do not believe we will have any foreign earnings that we would repatriate. Therefore, we do not believe adoption of FSP FAS No. 109 will have a material effect on our consolidated financial position, results of operations or cash flows.

Note 3. Business Combinations

On February 10, 2004, the Company completed the acquisition of a 100% equity interest in Hipbone, Inc., a provider of online customer interaction solutions. The acquisition allows the Company to add Hipbone’s Web collaboration, chat, co-browsing and file-sharing capabilities its products. This transaction was accounted for using the purchase method of accounting, and operations of the acquired entity from February 10, 2004 are included in the Company’s income statement. Under the terms of the agreement, the Company paid $265,000 and issued a total of 262,500 shares of KANA’s common stock valued at approximately $926,000 using the five-trading-day average price surrounding the date the acquisition was announced on January 5, 2004, or $3.62 per share. The Company incurred a total of approximately $169,000 in direct transaction costs. The estimated purchase price was approximately $1.4 million, summarized as follows (in thousands):

Fair market value of common stock	$926

Cash consideration	265
Acquisition related costs	169

Subtotal	434

Total purchase price	$1,360

As of the acquisition date, the Company recorded the fair market value of Hipbone’s assets and liabilities. Fair market value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties. The values of the Company’s intangible assets were determined with the assistance of an independent appraiser, primarily using the income approach. To the extent that the purchase price exceeded the fair value of the assets and liabilities assumed, goodwill was recorded. The resulting intangible assets acquired in connection with the acquisition are being amortized over a three-year period. The allocation of the purchase price to assets acquired and liabilities assumed was as follows (in thousands):

Cash acquired	$13
Tangible assets acquired	166
Identifiable intangible assets acquired:
Purchased technology	250
Customer relationships	150
Goodwill	1,175
Liabilities assumed	(394)

Net assets acquired	$1,360

Purchased intangible assets relate to $250,000 of existing technology purchased in connection with the acquisitions of Hipbone, Inc. (Hipbone) in February 2004 and customer relationships valued at $150,000 in connection with the Hipbone acquisition. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. The Company reported amortization expense on purchased intangible assets of $33,000 and $19,000 for the three months ended March 31, 2005 and 2004, respectively.

Note 4. Stockholders’ Equity

(a) Warrants

In September 2000, in connection with a global strategic alliance with Accenture, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock at $371.25 per share, through December 30, 2005. The shares of the common stock issued were fully vested, and the Company reported a charge of approximately $14.8 million which was amortized over the term of the associated alliance agreement through December 2003. The warrant was valued using the Black-Scholes model, resulting in charges totaling $2.0 million of which $1.0 million was amortized over the term of the associated alliance agreement through December 2003 and $1.0 million was immediately expensed in the fourth quarter of 2000. As of March 31, 2005, 33,997 shares of common stock subject to the warrant were fully vested and 38,503 had been forfeited. These numbers are unchanged from March 31, 2004.

In December 2003, the Company issued to a customer a warrant to purchase up to 230,000 shares of common stock at $5.00 per share in connection with a marketing agreement. The warrant is fully exercisable and expires five years from the date of issuance. The warrant was valued at approximately $459,000, using the Black-Scholes model.

(b) Stock-Based Compensation

As discussed in Note 1, the Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board 25, “Accounting for Stock Issued to Employees”.

We amortize deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FIN 28. As of March 31, 2005, there was $10,471 of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. We expect to amortize the remainder of deferred stock-based compensation in the quarters ending June 30 and September 30, 2005. Amortization may be reduced in future periods to the extent employees are terminated prior to vesting.

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

	Three Months Ended March 31,
	2005	2004
As Reported:
Net Loss	$(13,800)	(4,086)
Add: Stock-based employee compensation expense included in reported net loss, net of tax effects (1)	$26	285
Deduct: Total stock-based employee compensation expense method for all awards, net of tax effects	$(1,612)	(2,749)
Pro Forma:
Net Loss	$(15,370)	(6,550)
Basic and diluted net loss per share
As reported	$(0.47)	(0.14)
Pro Forma	$(0.53)	(0.23)

(1)	The Company currently records and amortizes deferred stock-based compensation for warrants granted to non-employees. Accordingly, the compensation expense above relates only to employee-related options. Unearned deferred compensation resulting from employee and non-employee option grants is amortized on an accelerated basis over the vesting period of the individual options, in accordance with FIN 28. Accordingly, the stock based compensation expense noted above is net of the reversal of previously recorded accelerated stock based compensation expense due to the forfeitures of those stock options prior to vesting.

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

	Three Months Ended March 31,
	2005	2004
Numerator:
Net Loss	$(13,800)	$(4,086)

Denominator:
Weighted-average shares of common stock outstanding	29,254	28,640

Denominator for basic and diluted calculation	29,254	28,640

Basic and diluted net loss per share:	$(0.47)	$(0.14)

All warrants and outstanding stock options have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share was (in thousands (unaudited)):

	As of March 31,
	2005	2004
Stock options and warrants	10,732	9,346

The weighted average exercise price of stock options and warrants outstanding was $9.35 and $14.46 as of March 31, 2005 and 2004, respectively. There were no shares subject to repurchase for each of the periods requested above.

Note 6. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three month periods ended March 31, 2005 and 2004 were as follows (in thousands (unaudited)):

	Three Months Ended March 31,
	2005	2004
Net Loss	$(13,800)	$(4,086)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(168)	(68)

Net change in other comprehensive income (loss)	(168)	(68)

Comprehensive loss	$(13,968)	$(4,154)

Note 7. Commitments and Contingencies

(a) Legal Proceedings

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

(b) Guarantees

The Company leases its facilities under noncancelable operating leases with various expiration dates through December 2010. In connection with its existing leases, as of March 31, 2005, the Company has outstanding letters of credit totaling $770,510 with current maturities of expiring between late 2007 and early 2010. The letters of credit are supported by either restricted cash or the Company’s line of credit.

(c) Indemnifications

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

(d) Warranties The Company offers warranties on its software products. To date, there have been no material payments or costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2005. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

(e) Outsourcing Arrangements In January 2003, the Company began implementing an outsourcing strategy, which involves subcontracting a significant portion of its software programming, quality assurance and technical documentation activities to development partners with staffing in India and China. The Company had 32 employees in its research and development department at March 31, 2005. One contract requires a 90-day notice for cancellation, which would result in continued payments totaling $337,945 during the notice period. Another contract requires a 180-day notice for cancellation, which would result in continued payments totaling $825,552 during the notice period.

Note 8. Restructuring costs

As of March 31, 2005, the Company has $10.8 million in recorded restructuring liabilities primarily related to excess leased facilities. The majority of these restructuring reserves were originally recorded pursuant to provisions of EITF 94.3 and FASB 146 and continue to be evaluated pursuant to the requirements thereof. For facilities vacated after December, 2002, the corresponding restructuring charge was recorded pursuant to the provisions of FASB 146 and remained on the Company’s unaudited consolidated balance sheet in accrued restructuring costs. Cash payments for excess leased facilities during the three months ended March 31, 2005 totaled $0.9 million. Cash received during the three months ended March 31, 2005 from subleases charged to restructuring expense in previous periods totaled $0.1 million. The following table provides a summary of restructuring payments and liabilities during the first three months of 2004 and 2005 (in thousands (unaudited)):

	Facilities	Severance and Related	Total
Restructuring accruals:
Accrual as of December 31, 2003	$10,010	$184	$10,194
Payments made during the quarter	(912)	0	(912)
Payments received during the quarter	117	0	117
Effect of the exchange rate changes	133	0	133
Additional accruals	0	0	0

Accrual as of March 31, 2004	$9,348	184	$9,532

Accrual as of December 31, 2004	$10,794	0	$10,794
Payments made during the quarter	(896)	0	(896)
Payments received during the quarter	112	0	112
Effect of the exchange rate changes	(186)	0	(186)
Additional accruals (1)	938	0	938

Accrual as of March 31, 2005	$10,762	0	$10,762

(1)	An increase in the liability required for properties vacated prior to January 1, 2005.

Should facilities operating lease rental rates continue to decrease in these markets, or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through December 2010 unless the Company negotiates to exit the leases at an earlier date.

During the preparation of the Company’s consolidated financial statements for the three months ended March 31, 2005, the Company discovered that errors had been made in the fourth quarter 2004 revaluation of the restructuring accrual calculation for unoccupied leased facilities. The Company increased the first quarter 2005 restructuring accrual by $845,000 to adjust for these errors. The Company believes that these errors are not material to the financial statements for 2004 or for the first quarter ended March 31, 2005.

Note 9. Segment Information

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications. The Company’s long-lived assets are primarily in the United States. The following table provides geographic information on revenue for the three months ended March 31, 2005 and 2004 (in thousands, (unaudited)):

	Three Months Ended March 31,
	2005	2004
United States	$6,856	$8,767
United Kingdom	1,413	1,684
Asia Pacific	403	587
Other (1)	1,399	2,217

Total	$10,071	$13,255

(1)	Represents sales to customers located primarily in Europe, other than the United Kingdom

During the three months ended March 31, 2004 and 2005, no customer represented greater than 10% of total revenues.

Note 10. Notes Payable

At March 31, 2005, the Company maintained a line of credit totaling $5.0 million, which is collateralized by all of its assets and bears an annual interest rate equal to the greater of the bank’s prime rate or 4.0% (5.75% as of March 31, 2005 and 4.0% as of March 31, 2004). The line of credit expires in November 2005, at which time the entire balance of the line of credit will be due. Total borrowings as of March 31, 2005 and 2004 were $3.9 million and $3.4 million, respectively, under this line of credit. At March 31, 2005, the line of credit contains a financial covenant that requires the Company to maintain at least a $7.0 million dollar balance in cash or cash equivalents with the bank at all times or pay a one-time fee of $10,000. The line of credit also requires that the Company maintain at all times a minimum of $11.0 million in cash and cash equivalents and short-term investments.

Note 11. Subsequent Events

We received Staff Determination letters from the NASDAQ Stock Market indicating that the Company’s securities are subject to delisting from the NASDAQ Stock Market due to the delayed filings of the Form 10-K for the year ended December 31, 2004, Form 10-Q for the quarter ended March 31, 2005, and Form 10-Q for the quarter ended June 30, 2005. The delinquency in filing, and possibility of delisting, will not be cured until we file all three Reports. On July 21, 2005, The NASDAQ Stock Market notified us that the NASDAQ Listing Qualifications Panel has granted our request for the continued listing of our common stock on The NASDAQ National Market provided that we file our Annual Report on Form 10-K for the year ended December 31, 2004 on or before August 26, 2005 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 on or before September 21, 2005. We filed our Form 10-K for the year ended December 31, 2004 on August 26, 2005, and on September 19, 2005, we requested the NASDAQ Listing Qualifications Panel to grant us an extension from the September 21, 2005 required filing date. We requested the dates of October 7, 2005 for filing our Form 10-Q for the quarter ended March 31, 2005 and October 19, 2005 for filing our Form 10-Q for the quarter ended June 30, 2005. In a letter dated September 28, 2005, the NASDAQ Listing Qualifications Panel granted our request for the two filing dates. This 10-Q is being filed past the deadline of October 7, 2005, and accordingly, we believe that there is a strong possibility that the NASDAQ Listing Qualifications Panel will delist the Company.

On June 30, 2005, we completed a private placement of unregistered securities pursuant to which investors paid us an aggregate of approximately $2,400,000 to purchase 1,631,541 shares of our common stock at $1.471 per share and warrants to purchase up to 815,769 shares of our common stock at an exercise price of $ 2.452 per share.

On September 29, 2005, we completed a private placement of unregistered securities pursuant to which investors paid us an aggregate of approximately $4,000,000 to purchase units, each consisting of one share of our common stock and 0.36 of a warrant, for $1.5227 per unit. We issued an aggregate of 2,626,912 shares of our common stock and warrants to purchase up to 945,687 shares of our common stock. The warrants have an exercise price of $ 2.284 per share. These warrants will become exercisable on March 28, 2006 and expire on September 29, 2010. The warrants that we issued in the June 30, 2005 private placement were also amended on September 29, 2005 so that they will become exercisable and expire on the same dates. In the event that our common stock is delisted from The NASDAQ National Market due to the failure to file our Quarterly Report on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, we have agreed to adjust the purchase price (through issuance of additional shares and warrants) at a price equal to the volume weighted average trading price per share of Common Stock for the three consecutive trading day period immediately following the day on which we issue a press release announcing the delisting, provided, that the adjusted purchase price per Unit shall in no event be less than $0.95. In the event that our stock is delisted and the maximum adjustment should be required, we would issue an additional 2,153,717 units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations and other parts of this report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from” those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false.

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

Acquisitions have provided us with much of the core technology used in our applications. Over the period from 2001 through 2003, we substantially reduced the scale of our operations, started to leverage the service and development capabilities of system integrators, and reduced our costs. In the first quarter of 2005, we reduced our cost structure further, through the reduction of outsourced product development, a reduction in amortization related to the discontinuance of certain internal-use software, reduced headcount, and other cost reduction programs. We anticipate that these adjustments will reduce our total cost of licenses, cost of services, sales, marketing, research and development, and general and administrative expenses by up to $3.0 million to $3.5 million per quarter, beginning in the third quarter of 2005, relative to the average 2004 quarterly rate of these expenses of approximately $16.2 million. Furthermore, we will continue our cost reduction efforts into the fourth quarter of 2005.

In the past four years, we have experienced a cautious purchasing environment in our industry. We believe that this was largely a reaction to the uncertain economy, which had a disproportionate effect on information technology spending. While general economic conditions began to stabilize and improve in the second half of 2003, we believe that our market continued to exhibit cautiousness and uncertainty and that, as a result, many enterprises continued to be reluctant to invest in large SRM applications. Since 1997 we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. On March 31, 2005, the Company had ending cash, cash equivalents, and short term investments total of $14.3 million and a note payable of $3.9 million expiring in November. The Company has a a negative working capital of $16.4 million and a deficit shareholders equity of $10.8 at March 31, 2005. Losses from operations were $13.7 million for the first quarter of 2005, and $4.1 million for the first quarter of 2004. The Company incurred net losses of approximately $21.8 million during the year ended 2004. Net cash used for operating activities was $5.8 million in the first quarter of 2005 and net cash provided by operating activities was $0.3 million in the first quarter of 2004. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

In light of the fact that revenue decreased over $3 million in the first quarter of 2005 relative to both the first and fourth quarters of 2004 as well as the use of cash in the first quarter 2005, we took steps to lower the expenses related to cost of services, sales marketing, research and development, and general and administrative areas of the Company. These expenses exceeded $15 million in both quarters ended December 31, 2004 and March 31, 2005. We announced we were taking plans to reduce these expenses substantially. For example, employee headcount decreased from 181 on December 31, 2004 to 132 on September 30, 2005. We also were able to substantially reduce our headcount in outsourced engineering after completing the development of a new product announced in December 2004. We are continuing to find ways to lower cost without materially changing our support for our customers with expectations that expense will be reduced. In addition, the Company has been successful in closing two private sales of KANA common stock, approximately $2.4 million on June 30, 2005, and approximately $4.0 million on September 29, 2005. The Company has driven down expenses though its cost reduction plans and the Company’s management believes that, based on its current plans, its existing cash and cash equivalents, short-term investments, and cash received from private sales of common stock will be sufficient to meet the Company’s operating requirements through March 31, 2006. However, if we experience lower than anticipated demand for our products, we will need to further reduce costs, or issue equity securities or borrow money, to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transaction may be on unfavorable terms.

In the first quarter of 2003, we began implementing an outsourcing strategy, which involved subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to Accenture, HCL, IBM and BearingPoint, which have staffing in India or China. As a result of completing certain product development goals and to align our costs with our revenues, we gave notice of our intention to discontinue subcontracting software programming to Accenture and BearingPoint in early 2005, and in the middle of the second quarter of 2005, responsibility for certain product support activities was transferred from Accenture and BearingPoint to HCL and IBM in India.

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

As of March 31, 2005, we had 150 full-time employees, a decrease from 181 employees at December 31, 2004.

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

Reserve for Loss Contract. During the second quarter of 2002, we received a scheduled payment of $4.0 million associated with the original agreement that we reported as deferred revenue. The $4.0 million is being recognized as revenue as we fulfill our support and training obligations. As of March 31, 2004, we had recognized $2.4 million of the $4.0 million as revenue, and $1.6 million remained in deferred revenue. Of the amount categorized as deferred revenue, $0.9 million related to support and will be recognized ratably through the first quarter of 2006, and $0.9 million related to training and will be recognized as we perform training obligations, but not later than the third quarter of 2005 when the training credits expire.

Accounting for Internal-Use Software. Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally, and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally five years) using the straight-line method. As of March 31, 2005, we had $0.6 million of capitalized costs for internal use software, net of $0.3 million accumulated depreciation.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations. In the fourth quarter ended December 31, 2004, the Company’s IT department reviewed its operations and technology requirements, and decided to discontinue its use of certain internal use software, which resulted in a non-cash impairment charge of $1.1 million Additionally, during the quarter ended March 31, 2005 we decided to discontinue the use of certain other internal-use software, which resulted in an additional $6.3 million impairment expense.

Restructuring. During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities. We have a total of approximately 51,000 square feet of excess space available for sublease as of October 1, 2005. Locations of the excess space include Menlo Park, California, Princeton, New Jersey, Framingham, Massachusetts, and Marlow in the United Kingdom. Remaining lease commitment terms on these leases vary from two to six years. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have subleased approximately 49,000 square feet of excess space, but in all cases, the sublease income is less than the rent we pay the landlord. We had $10.8 million in accrued restructuring costs as of March 31, 2005, which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of March 31, 2005, our estimate of accrued restructuring cost included an assumption that we would receive $2.5 million in sublease payments that are not yet subject to any contractual arrangement. However, potential subtenants have been identified for the entire $1.7 million. We have assumed that the majority of these assumed sublease payments will begin later in 2005 through 2006 and continue through the end of the related leases.

During the preparation of the Company’s consolidated financial statements for the three months ended March 31, 2005, the Company discovered that errors had been made in the fourth quarter 2004 revaluation of the restructuring accrual calculation for unoccupied leased facilities. The Company increased the first quarter 2005 restructuring accrual by $845,000 to adjust for these errors. The Company believes that these errors are not material to the financial statements for 2004 or for the first quarter ended March 31, 2005.

Goodwill and Intangible Assets. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense being recorded in each period. We test goodwill for impairment on an annual basis and under certain circumstances and write it down when it is impaired.

We regularly evaluate all potential indicators of impairment of goodwill and intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

Goodwill as of March 31, 2005 was $8.6 million.

We assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2004 through the quarter ended March 31, 2005. Any impairment loss could have a material adverse impact on our financial condition and results of operations. We will perform the annual goodwill impairment test in the second quarter ended June 30, 2005.

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

Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues (in thousands).

	Three Months Ended March 31,
	2005		2004
	(unaudited)
Revenues:
License	$1,541	15%	$4,583	35%
Service	8,530	85%	8,672	65%

Total revenues	10,071	100%	13,255	100%

Costs and Expenses:
License (excluding amortization of
identifiable intangible)	814	8%	786	6%
Service*	2,619	26%	2,557	19%
Sales and marketing*	5,340	53%	6,453	49%
Research and development*	4,308	43%	4,984	38%
General and administrative*	3,362	34%	2,016	15%
Amortization of stock-based compensation	27	0%	543	4%
Impairment of internal-use software	6,326	63%	0	0%
Restructuring costs	938	9%	0	0%
Amortization of identifiable intangibles	33	0%	19	0%

Total costs and expenses	23,767	236%	17,358	131%

Operating loss	(13,696)	(136)%	(4,103)	(31)%
Other income (expense), net	(42)	0%	83	1%
Income tax expense	62	1%	66	0%

Net loss	$(13,800)	(137)%	$(4,086)	(30)%

*	Excludes amortization of stock based compensation

Three Months Ended March 31, 2005 and 2004

Revenues

License revenue decreased 66% for the three months ended March 31, 2005 compared to the same period in the prior year. License revenue constituted 15% of total revenues during the three months ended March 31, 2005, compared to 35% for the same period last year. This decrease was the result of both a smaller dollar amount of license transactions closed in the first quarter of 2005 compared to 2004 and fewer fourth quarter orders becoming revenue in the first quarter. We believe the decrease in 2005 was due to a number of factors including; competitive pricing pressures and the continued uncertainty in information technology spending in our market. This uncertainty has resulted in the deferral of purchase decisions as well as purchasing smaller initial implementations of software. While we are focused on increasing license revenue throughout the remainder of 2005, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable. This lack of predictability has increased as we have increased our reliance on systems integrators in our sales process.

Our service revenues consist of support service revenue (primarily from customer support and product maintenance) and professional services revenue (primarily from consulting and training services). Service revenue in the three months ended March 31, 2005 was relatively consistent with the corresponding period of 2004, decreasing 2%. The relative consistency of service revenues was due to the nature of support revenues, which are recognized evenly over the related maintenance period, and are typically renewed for one-year periods. The substantial majority of our backlog is comprised of firm orders relating to annual support contracts which were invoiced and recorded as deferred revenue as of the end of the period.

Revenues from domestic sales decreased $2.0 million, or 22%, from $8.8 million for the three months ended March 31, 2004 to $6.8 million for the same period this year. Revenues from international sales decreased $1.3 million, or 28%, from $4.5 million for the three months ended March 31, 2004 to $3.2 million for the same period this year. The decrease in both domestic and international revenues in 2005 was a combination of lengthening sales cycles and the continuing uncertainty in information technology spending in our markets, both by our customers and potential customers. For the remainder of 2005, we expect international revenue to fluctuate as a percentage of overall revenue.

Cost of Revenues

Cost of license revenue consists primarily of third-party software royalties, and to a lesser extent, costs of product packaging and documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue was 53% for the three months ended March 31, 2005 compared to 17% for the same period in the prior year. The increase in cost of license revenue as a percentage of license revenue in the 2005 period compared to the same period in 2004 was due to the decrease in license revenue in 2005 while certain of our royalty costs remained constant, regardless of the reduced number of licenses we sold, due to the fixed nature of some of the fees in our royalty agreements with third party suppliers, such as term licenses from those suppliers. Cost of license revenue also includes the royalty cost owed when customers upgrade certain software as well as year over year support. We are not able to predict when customers will choose to upgrade this software which will then cause us to expense this royalty cost. We expect that our cost of license revenue as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades.

Cost of service revenues consists primarily of salaries and related expenses for our customer support, consulting, and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenues as a percentage of service revenues was 31% for the three months ended March 31, 2005 compared to 29% for the same period in the prior year. We anticipate that our cost of quarterly service revenue will decrease in absolute dollars for the remainder of 2005 compared to the first quarter of 2005 due, in part, to outsourcing of some technical support responsibilities to HCL’s personnel in India. Thereafter, cost of service revenue may increase or decrease depending on the demand for these services.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, lead-generation programs, and marketing materials. Sales and marketing expenses decreased $1.1 million, or 17% for the three months ended March 31, 2005 compared to the same period in the prior year. This decrease was attributable primarily due to a reduction of sales and marketing headcount as well as lower expenses in travel, events, and internal allocations. As of March 31, 2005, we had 58 personnel in sales and marketing compared to 78 as of March 31, 2004, a 26% reduction.

We anticipate that the average quarterly sales and marketing expenses will decrease in absolute dollars for the remainder of 2005 compared to the first quarter of 2005. Thereafter, sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels.

Amortization of Identifiable Intangibles. The amortization of identifiable intangible assets recorded in the three months ended March 31, 2005 related to $400,000 of purchased identifiable intangibles in connection with the Hipbone acquisition in February 2004. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. Amortization totaled $33,000 and $19,000 for the first quarters of 2005 and 2004, respectively. The purchased intangible assets related to Silknet were fully amortized as of April 2003. We expect amortization of intangibles to be $33,000 per quarter through the last quarter of 2006 with the final balance amortized in the first quarter of 2007. Amortization may increase if we acquire another company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by $0.7 million, or 14% for the three months ended March 31, 2005 compared to the same period in the prior year. This decrease was attributable primarily due to a reduction research and development headcount and outsourcing expenses, as well as lower equipment, depreciation, and internal allocations. As of March 31, 2005, we had 32 personnel in research and development, compared to 40 as of March 31, 2004, a 20% reduction.

We anticipate that quarterly research and development expenses will decrease in absolute dollars for the remainder of 2005 compared to the first quarter of 2005 due to a decrease in outsourced development headcount in India and in China. Thereafter, research and development expenses may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses increased $1.3 million, or 67%, for the three months ended March 31, 2005 compared to the same period in the prior year. This increase was primarily due to $0.8 million higher audit and legal fees and $ 0.5 million higher accruals for business taxes. As of March 31, 2005, we had 21 general and administrative personnel, compared to 23 as of March 31, 2004, a 9% reduction.

We anticipate that general and administrative expenses will decrease substantially in absolute dollars for the remainder of 2005 compared to the first quarter of 2005. Thereafter general and administrative expenses may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, taxes, bad debt expense and other administrative costs.

Amortization of Deferred Stock–Based Compensation. We amortize deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FIN 28. As of March 31, 2005, there was approximately $10,471 of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. We expect to amortize approximately $10,000 of this deferred stock-based compensation in the remainder of 2005. Amortization may be reduced in future periods to the extent employees are terminated prior to vesting. The following table details, by operating expense, our amortization of stock–based compensation (in thousands):

	Three Months Ended March 31,
	2005	2004
Cost of services	2	40
Sales and marketing, including warrants	5	213
Research and development	2	199
General and administrative	18	91

Total	27	543

Other Income, Net

Other income consists primarily of interest income earned on cash and investments, offset by interest expense primarily relating to our line of credit. We expect other income to fluctuate in accordance with our cash balances, interest rates, and loan balance.

Provision for Income Taxes

We have incurred operating losses on a consolidated basis for all periods from inception through March 31, 2005. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely. In the first quarter of 2005, certain consolidated foreign entities were profitable based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $62,000 in those foreign jurisdictions.

Liquidity and Capital Resources

As of March 31, 2005, we had $14.3 million in cash, cash equivalents and short-term investments, compared to $20.1 million at December 31, 2004. As of March 31, 2005, we had working capital of negative $16.4 million, compared to positive working capital of $1.1 million as of March 31, 2004.

Restructuring costs. During our quarterly review of our restructuring accrual, we determined that an additional accrual of $0.9 million was required for its excess facilities worldwide.

History and recent trends. We have had negative cash flows from operations in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The rate of cash we have used in operations is $12.7 million in 2003, $13.1 million in 2004, and $5.8 million in the first quarter of 2005. In 2003 and 2004, we implemented successive net workforce reductions of approximately 154 and 30 employees, respectively. During the first quarter of 2005, we had a net workforce reduction of 31 positions. For balance of 2005, we expect additional reductions in employee and outsourced headcount. Staffing is expected to change from time to time based upon the balancing of roles between employees and outsourced staffing. As we experienced negative cash flow from operations during the first quarter of 2005, we think we are likely to experience continued negative cash flow during the remaining quarters of 2005. Our cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter and we cannot be certain that we will meet our revenue expectations in any given period.

Primary driver of cash flow. Our ability to generate cash in the future relies upon our success in generating sufficient sales transactions, especially new license transactions. We expect our maintenance renewals in 2005 to be relatively flat from 2004. Since our new license transactions are relatively small in volume and are difficult to predict, we may not be able to generate new license transactions as anticipated in any particular future period. From time to time, changes in assets and liabilities, such as changes in levels of accounts receivable and accounts payable may also affect our cash flows.

Operating cash flow. We had negative cash flow from operating activities of $5.8 million for the first quarter of 2005, which included a $13.8 million net loss, offset by non-cash charges of $6.3 million for the write off of internal use software, $0.9 million for an increase in the restructuring reserve, and $0.9 million in depreciation. Operating cash flows were positively affected by a $1.2 million reduction in accounts receivable and a $0.7 million increase in accounts payable and accrued liabilities, offset by an $0.8 million increase in restructured facilities and a $1.5 million decrease in deferred revenue.

Investing cash flow. Our investing activities used $1.0 million of cash for the first quarter of 2005, which consisted primarily of higher purchases of short term investments versus the sale and/or maturity of similar investments.

Financing cash flow. Our financing activities provided $0.5 million in cash for the first quarter of 2005 from increased borrowing on the bank line. See Note 11 of the notes to our consolidated financial statements for discussion of equity private placements that we completed in June and September 2005.

Existence and timing of contractual obligations. At March 31, 2005, we had a line of credit totaling $5.0 million, which is collateralized by all of our assets, bears interest at the bank’s prime rate (5.75% as of March 31, 2005), and expires in November 2005 at which time the entire balance under the line of credit will be due. Total borrowings as of March 31, 2005 were $3.4 million under this line of credit. At March 31, 2005, the line of credit requires that we maintain at least a $7.0 million balance in any account at the bank or pay a one-time fee of $10,000. The line of credit also requires that we maintain at all times a minimum of $11.0 million as short-term unrestricted cash, cash equivalents and investments that mature within twelve months. Under the terms of an amendment signed August 24, 2005, the line of credit requires us to maintain at least a $8.0 million dollar balance in cash or cash equivalents with the lending bank at all times or pay a one-time fee of $10,000, and to maintain at all times a minimum of $11.0 million as short-term unrestricted cash and cash equivalents and short-term investments. Starting September 30, 2005, the minimum required balance will be increased from $11.0 million to $13.0 million. As long as we have a minimum of $13.0 million in short-term unrestricted cash and cash equivalents and short-term investments, the interest rate remains at the bank’s prime rate. If our unrestricted cash and cash equivalents and short-term investments fall below $13.0 million, the rate would become prime plus 0.5 percentage point through June 30, 2005 and prime plus 1.0 percentage point thereafter. The line of credit also requires us to maintain EBITDA of not less than $0 for the second quarter ending June 30, 2005 and not less than $500,000 for each fiscal quarter after the quarter ending September 30, 2005. The minimum EBITDA requirement for the second quarter ended June 30, 2005 will be eliminated if our net loss for that quarter does not exceed $1.9 million. If we default under this line of credit, including through a violation of any of these covenants, the entire balance under the line of credit will become immediately due and payable. As of March 31, 2005, we were in compliance with all covenants of the line of credit agreement.

Future payments due under debt and lease obligations and contractual commitments related to outsourcing agreements as of March 31, 2005 were as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations:
Line of Credit	$3,944	$3,944	$0	$0	$0
Non-cancelable Operating Lease Obligation (1).	21,929	5,294	8,773	6,418	1,444
Less: Sublease Income (2)	7,301	799	2,974	2,894	634
Other Contractual Obligations (3)	4,304	3,112	1,192	0	0

Total	$22,876	$11,551	$6,991	$3,524	$810

(1)	Includes leases for properties included in the restructuring liability.
(2)	Includes only subleases that are under contract as of March 31, 2005, and excludes future estimated sublease income for agreements not yet signed.
(3)	Represents minimum payments to two vendors providing outsourced software programming, quality assurance and technical documentation activities in India. One agreement are cancelable with 90 days notice and the other is cancelable with 180 days notice. Also includes minimum payments to three vendors for future royalty fees, minimum payments to one vendor for software as a service services and minimum payments of one severance obligation.

Off-balance sheet arrangements. In accordance with generally accepted accounting principals (GAAP), none of our operating lease obligations are reflected on our balance sheet. Virtually all of our operating leases relate to facilities and do not involve a transfer of ownership at the end of the lease. We have no other off-balance sheet arrangements.

Cash held in foreign locations. As of March 31, 2005, we had $4.5 million in US-equivalent dollars held by our 100%-owned foreign subsidiaries, primarily in Europe and Japan. We believe our access to this cash is unencumbered, and drawing on such cash would not result in withholding or repatriation charges due to our intercompany receivable balances and transfer pricing arrangements with these entities.

Outlook. Based on our current 2005 revenue expectations, we expect our cash and cash equivalents, short-term investments on hand and proceeds from private placements through September 30, 2005 to be sufficient to meet our working capital and capital expenditure requirements through March 31, 2006. However, if we do not experience an increase in demand for our products from the level experienced in the second half of 2004, we will need to further reduce costs or raise additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity or equity-related securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

Risks Related to Our Business

The relatively large size of many of our expected license transactions could contribute to our failure to meet expected sales in any given quarter and could materially harm our operating results.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. Our operating activities used $13.1 million of cash in 2004 and $5.8 in cash in the first quarter of 2005. Our license revenues are estimated to be $2.2 million in the second quarter of 2005 and if future orders do not increase, we would likely be required to seek additional capital to meet our working capital needs if we are unable to reduce expenses to the degree necessary to avoid incurring significant net cash reductions. Furthermore, although we had cash and cash equivalents including short term investments of $14.3 million at March 31, 2005, it is possible that, if we fall significantly below these levels in the following quarters, customers will be increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts. At June 30, 2005, we had cash and cash equivalents including short term investments of $14.6 million. Since an April 15, 2005 amendment on our bank loan, any failure to maintain cash above $11.0 million ($13 million after September 30, 2005) would trigger a covenant violation under our line of credit, which could further lower our cash balance if the bank were to enforce repayment of borrowing under that line ($5.0 million as of June 30, 2005). In addition, any failure to achieve a minimum EBITDA of $0 (or a net loss of not more than $1.9 million) for the quarter ended June 30, 2005 and a minimum EBITDA of $500,000 for each quarter after the quarter ending September 30, 2005 would trigger a covenant violation under our line of credit, which could further lower our cash balance if the bank were to enforce repayment. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the current uncertain market climate, and we may not be successful in implementing or negotiating other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

Our customers’ requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. If our international development partners do not adequately perform the software programming, quality assurance and technical documentation activities we outsourced, we may not be able to respond to such changes as quickly or effectively. Changes in our products may also make it more difficult for our sales force to sell effectively. In addition, changes in customers’ demand for the specific products, product features and services of other companies’ may result in our products becoming uncompetitive. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of March 31, 2005, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

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

We have substantially reduced our headcount over the last two years from a total of 211 as of December 31, 2003 to 181 as of December 31, 2004 to 150 as of March 31, 2005. The majority of this reduction was the result of our decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners in early 2003. We reduced the size of our research and development department from 40 employees as of December 31, 2003 to 32 employees as of March 31, 2005. In addition, we reduced the level of our expenditures on outsourced development in the first quarter of 2005, which took effect in the second quarter of 2005. The reductions in our research and development headcount and the recent reductions in our outsourced development capacity may limit our ability to release products within expected timeframes. For example, many of the employees who were terminated in headcount reductions possessed specific knowledge or expertise that may prove to have been important to our operation. We further reduced our headcount from 150 as of March 31, 2005 to 141 as of June 30, 2005. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Our termination of two outsourcing arrangements in early 2005 may further reduce our ability to respond to development challenges and to introduce new products in expected timeframes.

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

Since becoming a publicly traded security listed on NASDAQ in September 1999, our common stock has reached a closing high of $1,698.10 per share and closing low of $0.65 per share. The last reported sale price of our shares on August 31, 2005 was $1.60 per share. Under NASDAQ’s listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify us that it may delist our common stock from the NASDAQ National Market. If the closing bid price of our common stock did not thereafter regain compliance for a minimum of 10 consecutive trading days during the 180 days following notification by NASDAQ, our common stock could be delisted from trading on the NASDAQ National Market.

Our independent auditors have identified material weaknesses in our internal controls that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock

In the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our independent auditors identified and reported material weaknesses in our internal control over financial reporting. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our audited financial statements. In addition, our Chief Executive Officer and our Chief Financial Officer performed an, evaluation of our disclosure controls and procedures and found that they were not effective. First, we had weaknesses in our general accounting processes related to insufficient documentation and analyses to support our consolidated financial statements, failure to properly evaluate estimates of royalties due, and insufficient staffing in the accounting and reporting function, which is exacerbated by changes in management and accounting personnel and insufficient training of our accounting department. Second, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, these required adjustments to our financial statements for the year ended December 31, 2004.

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

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 which continued to exist during the first two quarters of 2005. As a result, we are unable to conclude that our disclosure controls and procedures were effective as of March 31, 2005. (See Item 4) We believe that these deficiencies did not have a material impact on our financial statements included in this report due to the fact that we performed substantial analysis on and for the March 31, 2005 and prior periods balances, including performing historical account reconciliations, having account balance analysis reviewed by senior management, and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles, and they increase the risk of error.

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

We face additional risks and costs as a result of the delayed filing of our quarterly reports on Form 10-Q for the quarters ended March 31, and June 30, 2005.

As a result of the delayed filing of our quarterly reports on Form 10-Q for the quarters ended March 31, and June 30, 2005, we have experienced additional risks and costs. As previously disclosed, we have received Staff Determination letters from the NASDAQ Stock Market indicating that the Company’s securities are subject to delisting from The NASDAQ Stock Market due to the delayed filings of the Form 10-K for the year ended December 31, 2004 and the Form 10-Q’s for the quarters ended March 31, and June 30, 2005. The NASDAQ Stock Market notified us that the NASDAQ Listing Qualifications Panel granted our requests for the continued listing of our common stock on the NASDAQ National Market provided that KANA files its annual report on Form 10-K on or before August 26, 2005 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 on or before October 7, 2005 and October 19, 2005, respectively. Our annual report on Form 10-K was filed on the August 26 deadline. However, the delinquency in filing, and possibility of delisting, will not be cured until we file our first and second quarter Form 10-Q, and will not be cured if we are also delinquent in filing our third quarter Form 10-Q. The Company has been advised by The NASDAQ Stock Market that it can not grant any additional extensions for the filing of its Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 if such forms are not filed on or before October 7, 2005 and October 19, respectively, and accordingly the Company faces delisting if these Form 10-Qs are not filed by such dates. This 10-Q is being filed on October 11, 2005, past the deadline of October 7, 2005, and accordingly, we believe that there is a strong possibility that the NASDAQ Listing Qualifications Panel will delist the Company.

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

We have experienced transitions in our management team, our board of directors and our independent registered public accounting firm in the past and may continue to do so in the future.

We have experienced a number of transitions with respect to our board of directors, executive officers, and our independent registered public accounting firm in recent quarters, including the following:

In May 2004, John Huyett resigned from his position as Chief Financial Officer, and in October 2004, John Thompson was appointed Executive Vice President and Chief Financial Officer.

In July 2004, PricewaterhouseCoopers LLP, our independent accountant, resigned as our independent registered public accounting firm. In September 2004, we appointed Deloitte & Touche LLP as our new independent registered public accounting firm.

In October 2004, Thomas Doyle resigned from his position as Chief Operating Officer and President

In November 2004, Stephanie Vinella was elected to our board of directors

In April 2005, two of our independent outside directors, Mark Bertelson and Thomas Galvin, resigned from our Board of Directors and Board committees.

In May 2005, Michael Shanahan and Michael Fields were elected to our board of directors

In June 2005 Tim Angst, formerly our Executive Vice President, Worldwide Operations, ceased providing services to KANA.

In July 2005, Chuck Bay began a leave of absence from his position as Chief Executive Officer, and Mr. Fields was appointed acting president and chairman of the board

Such past and future transitions may continue to result in disruptions in our operations and require additional costs.

Our pending patents may never be issued and, even if issued, may provide little protection.

Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We currently have six issued U.S. patents, four of which expire in 2018 and two of which expire in 2020, and multiple U.S. patent applications pending relating to our software. None of our technology is patented outside of the United States. It is possible that:

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 32% of our total revenues in 2005, fairly consistent with 35% of our total revenues in 2004. We have established offices in the United Kingdom, Japan, the Netherlands, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, international operations can lead to greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal fluctuations in business activity and increases in our tax rates. Any growth in our international operations would compound these difficulties. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than expected.

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

Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs. We, like other public companies, are preparing for new accounting disclosures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002. In particular, we are preparing to provide, if required, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2006, an annual report on our internal control over financial reporting and auditors’ attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act. Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs. Also, there can be no assurance that we will be able to fully comply with these new laws and regulations. Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

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

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses and Corrective Action Plans. As previously disclosed by us in our Form NT-10-K filed with the U.S. Securities and Exchange Commission on April 1, 2005, during the first quarter of 2005, our Audit Committee (the “Audit Committee”) completed an examination of certain of our internal controls relating to travel and entertainment expenses and implemented a series of measures designed to enhance our internal controls with respect thereto.

As a result of the investigation, the Audit Committee concluded that during the 2002—2004 period, our then Chairman of the Board of Directors and Chief Executive Officer, Mr. Chuck Bay, had received reimbursement for approximately $137,000 in expenses that did not comply with the Company policies, that lacked sufficient documentation, or that were otherwise erroneous or duplicative. The Audit Committee also concluded that certain other executive officers received travel, entertainment, and other expense reimbursements in lesser amounts that did not comply with the Company policies, lacked sufficient documentation, or were otherwise erroneous or duplicative. The Audit Committee did not conclude that the excess reimbursements were the result of willful misconduct on the part of Mr. Bay, or any other KANA employee. Rather, the Audit Committee primarily attributed the excess reimbursements to the existence of multiple and inconsistent travel and entertainment policies, inadequate review of expense reimbursement requests and carelessness.

During the first quarter of 2005, the Audit Committee adopted various remedial measures, including a requirement that Mr. Bay and others immediately repay the amounts that the Audit Committee determined were inappropriate. Mr. Bay and the other individuals have repaid these amounts in full. The Audit Committee has also directed that management adopt a single, comprehensive travel and entertainment reimbursement policy and implement enhanced procedures and controls for the submission and review of expense reimbursement requests. Management has implemented these measures, and the Audit Committee will continue to monitor the effectiveness of these remedial measures. In addition, the independent directors determined that it would be advisable to separate the roles of Chairman of the Board of Directors and Chief Executive Officer. Accordingly, Mr. Bay has resigned from his position as Chairman of the Board of Directors, effective May 23, 2005, while he retained his positions as a director and as Chief Executive Officer. Subsequently, on August 25, 2005, Mr. Bay resigned from his position as Chief Executive Officer. Mr. Bay’s position as a Director will expire at our next Annual Stockholders Meeting.

We have determined that the dollar amounts involved in the excess reimbursements were not material for the financial periods 2002-2004. However, the existence of multiple and inconsistent travel and entertainment policies and inadequate processes and procedures for review of expense reimbursement requests represented a material weakness in our internal controls. A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 which continued to exist during the first two quarters of 2005. As a result, we concluded that our internal controls over financial reporting were not effective as of March 31, 2005. We believe that these deficiencies did not have a material impact on our financial statements included in this report due to the fact that we performed substantial analysis on and for the March 31, 2005 and prior periods’ balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management, and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles generally accepted in the United States of America, and they increase the risk of error.

Management, with the oversight of the Audit Committee of the Board of Directors, has begun to address these control deficiencies and is committed to effectively remediate these deficiencies as expeditiously as possible. The Chief Financial Officer joined the company in mid October 2004. The Vice President of Finance for EMEA has been promoted to Vice President of Finance for all of KANA and he is in the process of recruiting additional experienced staff. Some new processes and controls have already been approved and are being implemented. We will continue to develop and implement further improvements and additional controls. In addition, management believes that it has corrected the material weakness relating to travel and entertainment expense reimbursement by the end of the first quarter of 2005. Our weaknesses will not be considered corrected until new internal controls are developed and implemented, are operational for a period of time, are tested, and management concludes that these controls are operating effectively.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

*	These certifications accompany KANA’s quarterly report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 11, 2005	KANA Software, Inc.

/s/ Michael Fields
Michael S. Fields Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ John Thompson
John M. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

*	These certifications accompany KANA’s quarterly report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.