Form 10-Q
period 2005-06-30
KANA SOFTWARE INC
filed 2006-06-09
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  YES    ☒  NO

On May 31, 2006, approximately 34,517,637 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

KANA Software, Inc.

Form 10-Q

Quarter Ended June 30, 2005

Part I: Financial Information

Item 1:	Financial Statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,590	$13,772
Short-term investments	—	6,361
Accounts receivable, less allowance for doubtful accounts of $540 in 2005 and $586 in 2004	5,210	4,497
Prepaid expenses and other current assets	2,684	3,308

Total current assets	22,484	27,938
Restricted cash	141	131
Property and equipment, net	2,707	10,124
Goodwill	8,623	8,623
Intangible assets, net	215	281
Other assets	3,271	3,264

Total assets	$37,441	$50,361

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$4,217	$3,427
Accounts payable	4,648	4,801
Accrued liabilities	10,400	8,969
Accrued restructuring	2,614	2,768
Deferred revenue	18,062	17,630
Warrant liability	581	—

Total current liabilities	40,522	37,595
Deferred revenue, less current portion	298	889
Accrued restructuring, less current portion	6,461	8,026
Other long term liabilities, less current portion	757	687

Total liabilities	48,038	47,197

Stockholders’ equity:
Common stock	31	29
Additional paid-in capital	4,289,942	4,288,176
Deferred stock-based compensation	(2)	(58)
Accumulated other comprehensive income	558	459
Accumulated deficit	(4,301,126)	(4,285,442)

Total stockholders’ equity (deficit)	(10,597)	3,164

Total liabilities and stockholders’ equity (deficit)	$37,441	$50,361

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
License	$2,364	$1,049	$3,905	$5,632
Service	8,318	8,563	16,848	17,235

Total revenues	10,682	9,612	20,753	22,867

Costs and Expenses:
License	835	219	1,649	1,005
Service (excluding stock-based compensation of $0, $27, $2, and $67 respectively)	1,754	2,324	4,373	4,881
Amortization of identifiable intangibles	33	33	66	52
Sales and marketing (excluding stock-based compensation of $3, $143, $9 and $358 respectively)	4,286	5,897	9,626	12,350
Research and development (excluding stock-based compensation of $1, $134, $2 and $335 respectively)	3,348	5,078	7,656	10,062
General and administrative (excluding stock-based compensation of $5, $57, $23 and $144 respectively)	2,754	2,181	6,117	4,197
Amortization of stock-based compensation	9	361	36	904
Impairment of internal-use software	—	—	6,326	—
Restructuring costs	(552)	—	385	—

Total costs and expenses	12,467	16,093	36,234	33,451

Operating loss	(1,785)	(6,481)	(15,481)	(10,584)
Other income (expense), net	(45)	75	(87)	158
Income tax expense	54	9	116	75

Net loss	$(1,884)	$(6,415)	$(15,684)	$(10,501)

Basic and diluted net loss per share	$(0.06)	$(0.22)	$(0.54)	$(0.36)

Shares used in computing basic and diluted net loss per share	29,278	28,939	29,266	28,790

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(15,684)	$(10,501)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions:
Depreciation	1,462	2,959
Loss on the disposal of property and equipment	3	—
Impairment of internal use software	6,326	—
Amortization of identifiable intangibles	66	52
Change in allowance for doubtful accounts	(46)	(375)
Non-cash stock compensation expense, including warrants	37	904
Changes in operating assets and liabilities:
Accounts receivable	(667)	4,748
Prepaid expenses and other current assets	624	557
Other assets	(8)	83
Accounts payable and accrued liabilities	1,349	763
Accrued restructuring	(1,370)	(1,817)
Deferred revenue	(159)	(3,104)

Net cash used in operating activities	(8,067)	(5,731)

Cash flows from investing activities:
Purchases of short-term investments	(10,351)	(713)
Sales/maturities of short-term investments	16,740	724
Property and equipment purchases	(357)	(323)
Cash paid for acquisition, net of cash acquired	—	(421)
(Increase)/decrease in restricted cash	(10)	259

Net cash provided by (used in) investing activities	6,022	(474)

Cash flows from financing activities:
Borrowing under line-of-credit agreement	791	—
Net proceeds from issuance of common stock and warrants	2,368	533

Net cash provided by financing activities	3,159	533

Effect of exchange rate changes on cash and cash equivalents	(296)	(205)

Net increase/(decrease) in cash and cash equivalents	818	(5,877)
Cash and cash equivalents at beginning of period	13,772	25,632

Cash and cash equivalents at end of period	$14,590	$19,755

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$115	$70

Cash paid during the period for income taxes	$216	$151

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

The Company revised the presentation of the condensed consolidated balance sheet for the year ended December 31, 2004. At December 31, 2004, the Company had 29.3 million shares of common stock outstanding with $0.001 par value. Previously reported common stock as a component of stockholder’s equity was $201,000 at December 31, 2004. The Company reclassified $172,000 from common stock to additional paid-in capital to reflect the calculated par value of outstanding common stock of $29,000 as of December 31, 2004. This reclassification was recorded in the Company’s second quarter of 2005 and had no impact on total stockholder’s equity (deficit), net income, EPS, or cash flows.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On June 30, 2005, the Company had cash and cash equivalents total of $14.6 million and a note payable of $4.2 million. The Company had a negative working capital of $18.0 million and a shareholders deficit of $10.6 million as of that date. Net loss was $1.9 million for the second quarter of 2005 and $15.7 million for the first six months of 2005, and $6.4 million for the second quarter of 2004 and $10.5 million for the first six months of 2004. The Company incurred net losses of approximately $21.8 million during the year ended 2004. Net cash used for operating activities was $8.1 million in the first six months of 2005 and $5.7 million in the first six months of 2004. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

To address those conditions, we continued to take steps to lower the expenses related to cost of revenues, sales marketing, research and development, and general and administrative areas of the Company. We also were able to substantially reduce our headcount in outsourced engineering after completing the development of a new product announced in December 2004. We are continuing to find ways to lower cost without materially changing our support for our customers with expectations that expense will be reduced. In addition, the Company was successful in closing two private sales of KANA common stock, approximately $2.4 million on June 30, 2005, and approximately $4.0 million on September 29, 2005. If we experience lower than anticipated demand for our products, we will need to further reduce costs, or issue equity securities or borrow money, to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transaction may be on unfavorable terms.

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

The Company accounts for stock-based compensation arrangements with non-employees in accordance with Statements on Financial Accounting Standards No. 123 and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity

Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, unvested options and warrants held by non-employees are subject to revaluation at each balance sheet date based on the then current fair market value.

Note 2. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123, “Share-Based Payment” (SFAS No. 123R), which is a revision of FASB Statement No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure in financial statement footnotes will no longer be an alternative. The Company will adopt SFAS No. 123R in its financial statements beginning January 1, 2006.

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

As permitted by SFAS No. 123, the Company has accounted for share-based payments to employees using APB Opinion No. 25 intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on its results of operations, although it will have no impact on our cash position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation.” (Interpretation No. 47) . Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

On June 1, 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Note 3. Business Combinations

On February 10, 2004, the Company completed the acquisition of a 100% equity interest in Hipbone, Inc. (Hipbone), a provider of online customer interaction solutions. The acquisition allows the Company to add Hipbone’s Web collaboration, chat, co-browsing and file-sharing capabilities to its products. This transaction was accounted for using the purchase method of accounting, and operations of the acquired entity from February 10, 2004 are included in the Company’s operating results. Under the terms of the agreement, the Company paid $265,000 and issued a total of 262,500 shares of the Company’s common stock valued at approximately $926,000 using the five-trading-day average price surrounding the date the acquisition was announced on January 5, 2004, or $3.62 per share. The Company incurred a total of approximately $169,000 in direct transaction costs. The estimated purchase price was approximately $1.4 million, summarized as follows (in thousands):

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

Purchased intangible assets relate to $250,000 of existing technology purchased in connection with the acquisition of Hipbone in February 2004 and customer relationships valued at $150,000 in connection with the Hipbone acquisition. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. The Company reported amortization expense on purchased intangible assets of $33,000 and $33,000 for the three months ended June 30, 2005 and 2004, respectively and $66,000 and $52,000 for the six months ended June 30, 2005 and 2004, respectively.

Note 4. Stockholders’ Equity

(a) Issuance of Common Stock and Warrants

In September 2000, in connection with a global strategic alliance with Accenture, the Company issued to Accenture 40,000 shares of common stock and a warrant to purchase up to 72,500 shares of common stock, through December 30, 2005. The shares of the common stock issued were fully vested, and the Company reported a charge of approximately $14.8 million which was amortized over the term of the associated alliance agreement through December 2003. The warrant was valued using the Black-Scholes model, resulting in charges totaling $2.0 million of which $1.0 million was amortized over the term of the associated alliance agreement through December 2003 and $1.0 million was immediately expensed in the fourth quarter of 2000. As of June 30, 2005, 33,997 shares of common stock subject to the warrant were fully vested and 38,503 had been forfeited. These numbers are unchanged from March 31, 2004.

In December 2003, the Company issued to a customer a warrant to purchase up to 230,000 shares of common stock at $5.00 per share in connection with a marketing agreement. The warrant is fully exercisable and expires five years from the date of issuance. The warrant was valued at approximately $459,000, using the Black-Scholes model.

In June 2005, we completed a private placement of unregistered securities for the issuance of 1,631,541 shares of our common stock and warrants to purchase 815,769 shares of our common stock for proceeds of $2.4 million. The exercise price of these warrants were $2.452 per share. These warrants were initially exercisable on December 27, 2005, and initially expired on June 30, 2010. The warrants were valued at $581,000 using Black-Scholes and recorded as a liability on the date of issue of June 30, 2005. However, these warrants were amended on September 29, 2005 to become exercisable on March 28, 2006, and expire on September 29, 2010. See Note 11 for further details of these warrants.

In September 2005, we completed a private placement of unregistered securities for the issuance of 2,626,912 shares of our common stock and warrants to purchase 945,687 shares of our common stock for proceeds of $4.0 million. The warrants have an exercise price of $ 2.284 per share. These warrants became exercisable on March 28, 2006, and will expire on September 29, 2010. The warrants were valued at $672,000 on the date of the issue using Black-Scholes and recorded as a liability during the quarter ended September 30, 2005. See Note 11 for further details of these warrants.

The terms for the September 2005 private placement require additional shares of common stock and warrants to be issued in the case that the Company’s stock is delisted from the Nasdaq National Market. In October 2005, the Company’s common stock was delisted from the Nasdaq National Market and the Company issued an additional 425,358 shares of common stock and warrants to purchase 153,130 shares of common stock to the respective investors of the June and September 2005 private placements (“Investors”). These additional warrants have an exercise price of $1.966 per share and will become exercisable on April 24, 2006, and will expire on October 25, 2010. These warrants were valued at $98,000 on the date of the issue using Black-Scholes and recorded as a liability. The warrants to purchase 945,687 shares of common stock issued in September 2005 were adjusted to have an exercise price of $1.966 per share down from an exercise price of $2.284 per share. See Note 11 for further details of the warrants.

In May 2006, we amended the Registration Rights Agreements related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the deadline to register the shares of common stock and underlying shares of common stock of the warrants issued to the Investors from January 27, 2006 to September 30, 2006, in exchange for the issuance of 593,854 shares of common stock to the Investors. If the registration deadline is not met by September 30, 2006, an additional 59,383 shares of common stock will be issued to the Investors for a maximum of 653,237 shares to be issued if the registration requirements are never met.

(b) Stock-Based Compensation

As discussed in Note 1, the Company has accounted for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board 25, “Accounting for Stock Issued to Employees”.

We have amortized deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FIN 28. As of June 30, 2005, there was $2,000 of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. We expect to amortize the remainder of deferred stock-based compensation in the quarter ending September 30, 2005. The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based compensation provided for by SFAS No. 123, “Accounting for Stock Based Compensation”. The following table presents pro forma amounts had the Company adopted SFAS No. 123 and accounted for stock-based compensation using the fair-value based method (in thousands, except per share amounts (unaudited)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
As Reported:
Net Loss	$(1,884)	$(6,415)	$(15,684)	$(10,501)
Add: Stock-based employee compensation expense included in reported net loss (1)	7	284	33	569
Deduct: Total stock-based employee compensation expense method for all awards	(2,304)	(3,018)	(3,916)	(5,767)
Pro Forma:

Net Loss	$(4,181)	$(9,149)	$(19,567)	$(15,699)

Basic and diluted net loss per share
As reported	$(0.06)	$(0.22)	$(0.54)	$(0.36)

Pro Forma	$(0.14)	$(0.32)	$(0.67)	$(0.55)

(1)	The Company has recorded and amortized deferred stock-based compensation for warrants granted to non-employees. Accordingly, the compensation expense above relates only to employee-related options. Unearned deferred compensation resulting from employee and non-employee option grants has been amortized on an accelerated basis over the vesting period of the individual options, in accordance with FIN 28. Accordingly, the stock based compensation expense noted above is net of the reversal of previously recorded accelerated stock based compensation expense due to the forfeitures of those stock options prior to vesting.

The weighted average estimated life used to value employee stock based compensation for stock options granted during the three months and six months ended June 30, 2005 was 5.2 years.

The weighted average estimated life used to value employee stock based compensation for stock options granted during the three months and six months ended June 30, 2004 was 5.4 and 5.5 years, respectively.

Note 5. Net Loss Per Share

Basic net loss per share is computed using the weighted–average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method. The following table presents the calculation of basic and diluted net loss per share (in thousands, except net loss per share (unaudited)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net Loss	$(1,884)	$(6,415)	$(15,684)	$(10,501)

Denominator:
Weighted-average shares of common stock outstanding	29,278	28,939	29,266	28,790

Denominator for basic and diluted calculation	29,278	28,939	29,266	28,790

Basic and diluted net loss per share:	$(0.06)	$(0.22)	$(0.54)	$(0.36)

All warrants and outstanding stock options have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share was (in thousands (unaudited)):

	As of June 30,
	2005	2004
Stock options and warrants	10,903	9,723

The weighted average exercise price of stock options and warrants outstanding was $8.68 and $13.20 as of June 30, 2005 and 2004, respectively.

Note 6. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three and six month periods ended June 30, 2005 and 2004 were as follows (in thousands (unaudited)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Loss	$(1,884)	$(6,415)	$(15,684)	$(10,501)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	267	(137)	99	(205)

Net change in other comprehensive income (loss)	267	(137)	99	(205)

Comprehensive loss	$(1,617)	$(6,552)	$(15,585)	$(10,706)

Note 7. Commitments and Contingencies

(a) Legal Proceedings

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, and Wit Soundview Capital Corp., KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA’s stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by KANA’s insurers, we do not believe that the settlement will have any effect on our financial condition, results of operation or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and would defend the action vigorously.

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

(b) Guarantees

The Company leases its facilities under noncancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, as of June 30, 2005, the Company has outstanding letters of credit totaling $770,510 with current maturities expiring between late 2007 and early 2010. The letters of credit are supported by either restricted cash or the Company’s line of credit.

(c) Indemnifications

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.

(d) Warranties

The Company offers warranties on its software products. To date, there have been no material payments or costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2005. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

(e) Outsourcing Arrangements

In January 2003, the Company began implementing an outsourcing strategy, which involves subcontracting a significant portion of its software programming, quality assurance, and technical documentation activities to development partners with staffing in India and China. One contract requires a 90-day notice for cancellation, and the Company exercised this right effective May 25, 2005. Another contract requires a 180-day notice for cancellation, which would result in continued payments totaling $825,552 during the notice period.

Note 8. Restructuring costs

As of June 30, 2005, the Company has $9.1 million in recorded restructuring liabilities primarily related to excess leased facilities. The majority of this restructuring reserve was originally recorded pursuant to provisions of EITF 94-3 and continues to be evaluated pursuant to the requirements thereof. For facilities vacated after December, 2002, the corresponding restructuring charge was recorded pursuant to the provisions of FASB 146 and remained on the Company’s unaudited consolidated balance sheet in accrued restructuring costs. Cash payments for excess leased facilities during the three months ended June 30, 2005 totaled $1.0 million. Cash received during the three months ended June 30, 2005 from subleases charged to restructuring expense in previous periods totaled $0.01 million. The following table provides a summary of restructuring payments and liabilities during the first and second quarters of 2004 and 2005 (in thousands (unaudited)):

	Facilities	Severance and Related	Total
Restructuring accruals:
Accrual as of December 31, 2003	$10,010	$184	$10,194
Payments made during the quarter	(912)	0	(912)
Payments received during the quarter	117	0	117
Effect of the exchange rate changes	133	0	133
Additional accruals	0	0	0

Accrual as of March 31, 2004	9,348	184	9,532
Payments made during the quarter	(1,058)	(184)	(1,242)
Payments received during the quarter	137	0	137
Effect of the exchange rate changes	(50)	0	(50)
Additional accruals	0	0	0

Accrual as of June 30, 2004	$8,377	$0	$8,377

Accrual as of December 31, 2004	$10,794	$0	$10,794
Payments made during the quarter	(896)	0	(896)
Payments received during the quarter	112	0	112
Effect of the exchange rate changes	(186)	0	(186)
Additional accruals	938	0	938

Accrual as of March 31, 2005	10,762	0	10,762
Payments made during the quarter	(980)	0	(980)
Payments received during the quarter	9	0	9
Effect of the exchange rate changes	(164)	0	(164)
Reversal of accruals	(552)	0	(552)

Accrual as of June 30, 2005	$9,075	$0	$9,075

Should facilities operating lease rental rates continue to decrease in these markets, or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through January 2011 unless the Company negotiates to exit the leases at an earlier date. The Company has revalued the restructuring accrual and reduced the accrual by $0.6 million during the quarter ended June 30, 2005. This revaluation was a result of changes in the assumptions as to when certain U.S. facilities would be subleased which increased the reserve by $1.0 million, offset by an additional $1.6 million in sublease income from the Marlow U.K. facility. The Landlord for our leased space in Marlow, United Kingdom waived certain lease restrictions which limited the amount of space that could be sublet and the Company was able to sublease the remaining Marlow space in December, 2005.

Note 9. Segment Information

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation, and support of its software applications. The Company’s long-lived assets are primarily in the United States. The following table provides geographic information on revenue for the three and six months ended June 30, 2005 and 2004 (in thousands, (unaudited)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	$7,756	$6,583	$14,612	$15,350
United Kingdom	1,125	1,171	2,538	2,855
Asia Pacific	426	485	829	1,072
Other (1)	1,375	1,373	2,774	3,590

Total	$10,682	$9,612	$20,753	$22,867

(1)	Represents sales to customers located primarily in Europe, other than the United Kingdom

During the three and six months ended June, 2005, one customer represented 14% and 11% of total revenue, respectively. During the three and six months ended June, 2004, no customer represented greater than 10% of total revenues.

Note 10. Notes Payable

At June 30, 2005, the Company maintained a line of credit totaling $5.0 million, which was collateralized by all of its assets and bore an annual interest rate equal to the greater of the bank’s prime rate or 4.0% (6.00% as of June 30, 2005 and 4.0% as of June 30, 2004). The line of credit expired in November 2005, at which time the entire balance of the line of credit was paid.

On December 1, 2005, the Company established a new banking relationship with the Bridge Bank N.A. (“Bridge”). In addition, on December 1, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which Company has access to a Loan facility of $7,000,000 (“Loan”). This Loan is made up of two parts, (i) a Formula Revolving Line of Credit of up to $5,000,000 and (ii) a Non-Formula Revolving Line of Credit of up to $6,000,000 available for a borrowing base for stand-by letters of credits (up to $2,000,000), settlement limits on foreign exchange contracts (FX) or cash management products. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire balance under the line of credit will be due. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit will accrue at Bridge’s Prime Lending Rate plus 0.50%. As of April 24, 2006, the Company had $0 dollars drawn against the Loan.

Note 11. Warrant Liability

The warrants issued to the Investors in June, September, and October 2005 (collectively referred to as the “Warrants”) have cash penalties for the failure to register the underlying shares of common stock; therefore, pursuant to Emerging Issues Task Force (“EITF”) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company recorded the Warrants as liabilities at their fair value using Black-Scholes with changes in value reported to other income or expense each period. For the three and six month periods ended June 30, 2005, no change in fair value was recorded for the June 2005 warrants.

The Warrants require physical settlement but allow for net-share settlement if the underlying shares of common stock are not registered. A maximum of 1,914,586 shares of common stock could be issued to settle the Warrants under a net-share settlement.

As noted above, in May 2006, we amended the Registration Rights Agreements related to the Private Placements to extend the deadline to register the shares of common stock and underlying shares of common stock of the warrants issued to the Investors. We amended the penalty for failure to register from cash to share-based payments, with a maximum limit of penalty shares to be issued. Pursuant to EITF 00-19, with the elimination of these cash penalties, the fair value of the Warrants on the date of this amendment will be recorded to equity from liability, and gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability will not be reversed.

Note 12. Other Subsequent Events

We received Staff Determination letters from the NASDAQ Stock Market indicating that the Company’s securities are subject to delisting from the NASDAQ Stock Market due to the delayed filings of the Form 10-K for the year ended December 31, 2004, Form 10-Q for the quarter ended March 31, 2005, and Form 10-Q for the quarter ended June 30, 2005. The delinquency in filing, and possibility of delisting, would not be cured until we filed all three periodic reports. On July 21, 2005, the NASDAQ Stock Market notified us that the NASDAQ Listing Qualifications Panel granted our request for the continued listing of our common stock on The NASDAQ National Market provided that we filed our Annual Report on Form 10-K for the year ended December 31, 2004 on or before August 26, 2005 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 on or before September 21, 2005. We filed our Form 10-K for the year ended December 31, 2004 on August 26, 2005, and on September 19, 2005, we requested the NASDAQ Listing Qualifications Panel to grant us an extension for the September 21, 2005 required filing date. We requested the dates of October 7, 2005 for filing our Form 10-Q for the quarter ended March 31, 2005 and October 19, 2005 for filing our Form 10-Q for the quarter ended June 30, 2005. In a letter dated September 28, 2005, the NASDAQ Listing Qualifications Panel granted our request for the two filing date extensions. The March 31, 2005 10-Q was filed on October 11, 2005, past the deadline of October 7, 2005. On October 13, 2005, the NASDAQ Listing Qualifications Panel notified the Company that the NASDAQ Stock Market would delist KANA’s common stock effective at the open of business on Monday, October 17, 2005. KANA currently trades on the “Pink Sheets”.

On September 29, 2005, we completed a private placement of unregistered securities pursuant to which investors paid us an aggregate of approximately $4,000,000 to purchase units, each unit consisting of one share of our common stock and 0.36 of a warrant, for $1.5227 per unit. We issued an aggregate of 2,626,912 shares of our common stock and warrants to purchase up to 945,687 shares of our common stock. The warrants initially had an exercise price of $ 2.284 per share. These warrants became exercisable on March 28, 2006 and expire on September 29, 2010. The warrants that we issued in the June 30, 2005 private placement were also amended on September 29, 2005 so that they will become exercisable and expire on the same dates as the warrants issued on September 29, 2005. If we were to be delisted from The NASDAQ National Market due to the failure to file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, we agreed, in the purchase agreement, to adjust the purchase price (through the issuance of additional shares and warrants) at a price equal to the volume weighted average trading price per share of common stock for the three consecutive trading day period immediately following the day on which we issue a press release announcing the delisting, provided, that the adjusted purchase price per Unit would in no event be less than $0.95. As stated above, on October 13, 2005, The NASDAQ Listing Qualifications Panel notified the Company that they would delist KANA’s common stock effective at the open of business on Monday, October 17, 2005. We issued a press release announcing this delisting on October 14, 2005. On October 31, 2005, we amended the purchase agreement entered into on September 29, 2005 with the investors to clarify the adjusted purchase price, which was agreed to be $1.3105 (the three trading day’s volume weighted average trading price per share of common stock starting immediately from the issuance of the press release announcing the delisting) and which resulted in the Company issuing the investors a total of 425,358 additional units. In addition, warrants to purchase an aggregate of 153,130 shares of common stock were issued to the investors, and the warrant exercise price for the warrants issued on September 29, 2005 and the warrants issued upon the adjusted purchase price was adjusted down to $1.966 per share.

On March 16, 2006, Polaris IP, LLC filed suit against Sirius Satellite Radio, Inc., KANA Software, Priceline.com, Capital One, Continental Airlines, Inc., and E*Trade Financial, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent No. 6,411,947 and U.S. Patent No. 6,278,996, and seeking injunctive relief, damages and attorneys fees. We believe that we have meritorious defenses to these claims and intend to defend the action vigorously.

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

Acquisitions have provided us with much of the core technology used in our applications. Over the period from 2001 through 2003, we substantially reduced the scale of our operations, started to leverage the service and development capabilities of system integrators, and reduced our costs. In 2005 we have continued to reduce our cost structure further, through the reduction of outsourced product development, a reduction in amortization related to the discontinuance of certain internal-use software, reduced headcount, and other cost reduction programs. We anticipate that these adjustments will reduce our total cost of licenses, cost of services, sales, marketing, research and development, and general and administrative expenses by up to $3.0 million to $3.5 million per quarter, beginning in the third quarter of 2005, relative to the average 2004 quarterly rate of these expenses of approximately $16.2 million.

In the past four years, we have experienced a cautious purchasing environment in our industry. We believe that this was largely a reaction to the uncertain economy, which had a disproportionate effect on information technology spending. While general economic conditions began to stabilize and improve in the second half of 2003, we believe that our market continued to exhibit cautiousness and uncertainty and that, as a result, many enterprises continued to be reluctant to invest in large SRM applications. Since 1997 we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services, and administration departments. As a result, we have incurred substantial losses since inception. On June 30, 2005, the Company had cash and cash equivalents of $14.6 million and a note payable of $4.2 million. The Company has a negative working capital of $17.4 million and a shareholders deficit of $10.0 million as of that date. Losses from operations were $15.5 million for the first six months of 2005, and $10.6 million for the first six months of 2004. The Company incurred net losses of approximately $21.8 million during the year ended 2004. Net cash used for operating activities was $8.1 million for the first six months of 2005 and, $5.7 million in the first six months of 2004. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

In light of the fact that revenue decreased over $5 million in the first six months of 2005 relative to the last six months of 2004 as well as the actual use of cash in the first six months of 2005, we continued to take steps to lower the expenses related to cost of services, sales marketing, research and development, and general and administrative areas of the Company. These expenses were $16.9 million and $16.5 million in quarters ended December 31, 2004 and March 31, 2005, respectively, and were $13.0 million in the quarter ended June 30, 2005. In February 2005, we announced we were taking actions to reduce these expenses substantially. For example, employee headcount decreased from 181 on December 31, 2004 to 128 on November 30, 2005. We also were able to substantially reduce our headcount in outsourced engineering after completing the development of a new product announced in December 2004. We are continuing to find ways to lower cost without materially changing our support for our customers with expectations that expense will be reduced. In addition, the Company was successful in closing two private sales of KANA common stock, approximately $2.4 million on June 30, 2005, and approximately $4.0 million on September 29, 2005. The Company decreased expenses though its cost reduction plans and the management believes that, based on its current plans, its existing cash and cash equivalents, short-term investments, and cash received from private sales of common stock will be sufficient to meet the Company’s operating requirements through September 30, 2006 although no assurances can be given. If we experience lower than anticipated demand for our products, we will need to further reduce costs, or issue equity securities or borrow money, to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transaction may be on unfavorable terms.

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

As of June 30, 2005, we had 141 full-time employees, a decrease of 40 from the 181 employees at December 31, 2004 and a decrease of 65 from the 206 employees at June 30, 2004.

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

Probability of collection is based upon assessment of the customer’s financial condition through review of their current financial statements or publicly-available credit reports. For sales to existing customers, prior payment history is also considered in assessing probability of collection. The Company is required to exercise significant judgment in deciding whether collectability is reasonably assured, and such judgments may materially affect the timing of our revenues and our results of operations.

Customer support revenues arise primarily from providing global support to our customers and partners, including phone and e-mail support and self-service solutions, as well as unspecified updates on a when-and-if available basis. Customer support service revenues are recognized ratably over the term of the contract, typically one year.

Consulting revenues are primarily from providing specific subject matter expertise as opposed to overall project management. Such services are generally performed on a time-and-materials basis and are recognized as services are performed.

Revenues from training are recognized as services are performed.

Reserve for Loss Contract. During the second quarter of 2002, we received a scheduled payment of $4.0 million associated with the original agreement that we reported as deferred revenue. The $4.0 million is being recognized as revenue as we fulfill our support and training obligations. As of June 30, 2005, we had recognized $2.6 million of the $4.0 million as revenue, and $1.4 million remained in deferred revenue. Of the amount remaining as deferred revenue, $0.5 million relates to support and will be recognized ratably through the first quarter of 2006, and $0.9 million relates to training and will be recognized as we perform training obligations, but not later than the third quarter of 2005 when the training credits expire.

Accounting for Internal-Use Software. Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally, and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally five years) using the straight-line method. As of June 30, 2005, we had $0.6 million of capitalized costs for internal use software, net of $0.4 million accumulated depreciation.

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

Restructuring. During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities. We have a total of approximately 98,000 square feet of excess space available for sublease as of October 1, 2005. Locations of the excess space include Menlo Park, California, Princeton, New Jersey, Framingham, Massachusetts, and Marlow in the United Kingdom. Remaining lease commitment terms on these leases vary from two to six years. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have subleased approximately 58,000 square feet of excess space, but in all cases, the sublease income is less than the rent we pay the landlord. We had $9.1 million in accrued restructuring costs as of June 30, 2005, which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of June 30, 2005, our estimate of accrued restructuring cost included an assumption that we would receive $1.9 million in sublease payments that are not yet subject to any contractual arrangement. We have assumed that the majority of these assumed sublease payments will begin in 2007 or 2008 and continue through the end of the related leases.

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

Goodwill as of June 30, 2005 was $8.6 million.

We assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2004 through the quarter ended June 30, 2005. Any impairment loss could have a material adverse impact on our financial condition and results of operations. We performed the annual goodwill impairment test in the second quarter ended June 30, 2005.

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

Stock Based Compensation. We have accounted for our stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation has been recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock. However, we have adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, and disclose in our financial statement footnotes what the net loss and net loss per share would have been adjusted to if we accounted for options using the fair-value method under SFAS No. 123, “Accounting for Stock-Based Compensation”.

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

Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	(unaudited)				(unaudited)
Revenues:
License	$2,364	22%	$1,049	11%	$3,905	19%	$5,632	25%
Service	8,318	78%	8,563	89%	16,848	81%	17,235	75%

Total revenues	10,682	100%	9,612	100%	20,753	100%	22,867	100%

Costs and Expenses:
License (excluding amortization of identifiable intangible)	835	8%	219	2%	1,649	8%	1,005	4%
Service*	1,754	16%	2,324	24%	4,373	21%	4,881	21%
Amortization of identifiable intangibles	33	0%	33	0%	66	0%	52	0%
Sales and marketing*	4,286	40%	5,897	61%	9,626	46%	12,350	54%
Research and development*	3,348	31%	5,078	53%	7,656	37%	10,062	44%
General and administrative*	2,754	26%	2,181	23%	6,117	29%	4,197	18%
Amortization of stock-based compensation	9	0%	361	4%	36	0%	904	4%
Impairment of internal-use software	0	0%	0	0%	6,326	30%	0	0%
Restructuring costs	(552)	-5%	0	0%	385	2%	0	0%

Total costs and expenses	12,467	117%	16,093	167%	36,234	175%	33,451	146%

Operating loss	(1,785)	-17%	(6,481)	-67%	(15,481)	-75%	(10,584)	-46%
Other income (expense), net	(45)	0%	75	1%	(87)	0%	158	0%
Income tax expense	54	1%	9	0%	116	1%	75	0%

Net loss	$(1,884)	-18%	$(6,415)	-66%	$(15,684)	-76%	$(10,501)	-46%

*	Excludes amortization of stock based compensation

Three and Six Months Ended June 30, 2005 and 2004

Revenues

License revenue increased $1.3 million, or 125% for the three months and decreased $1.7 million, or 31% for the six months ended June 30, 2005 compared to the same periods in the prior year. License revenue constituted 22% of total revenues during the three months ended June 30, 2005, compared to 11% for the same period last year. For the six months ended June 30, 2005, license revenue constituted 19% of total revenues, compared to 25% for the same period last year. While we are focused on increasing license revenue, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable.

Our service revenues consist of support service revenue (primarily from customer support and product maintenance) and professional services revenue (primarily from consulting and training services). Service revenue in the three and six months ended June 30, 2005 was relatively consistent with the corresponding periods of 2004, decreasing 3% and 2%, respectively. The relative consistency of service revenues was due to the nature of support revenues, which are recognized evenly over the related maintenance period, and are typically renewed for one-year periods. The substantial majority of our backlog is comprised of firm orders relating to annual support contracts which were invoiced and recorded as deferred revenue as of the end of the period.

Revenues from domestic sales were $7.8 million and $6.6 million for the three months ended June 30, 2005 and 2004, respectively, and $14.6 million and $15.4 million for the six months ended, respectively. Revenues from international sales were $3.0 million and $3.0 million for the three months ended June 30, 2005 and 2004, respectively, and $6.1 million and $7.5 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in both domestic and international revenues for the six months ended June 30, 2005, was, in part, a combination of lengthy sales cycles and the continuing uncertainty in information technology spending in our markets, both by our customers and potential customers. For the remainder of 2005, we expect international revenue to fluctuate as a percentage of overall revenue.

Cost of Revenues

Cost of license revenue consists primarily of third-party software royalties, and to a lesser extent, costs of product packaging and documentation, and production and delivery costs for shipments to customers. Cost of license revenue as a percentage of license revenue was 35% and 42% for the three and six months ended June 30, 2005 compared to 21% and 18% for the same periods in the prior year, respectively. The increase in cost of license revenue as a percentage of license revenue in the three and six month 2005 periods compared to the same periods in 2004 was due to the decrease in license revenue in 2005 while certain of our royalty costs remained constant, regardless of the reduced number of licenses we sold. In addition, the cost of license revenue also includes the royalty cost owed when customers upgrade certain software as well as year over year support. We are not able to predict when customers will choose to upgrade this software which will then cause us to expense this royalty cost. We expect that our cost of license revenue as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades. We are looking at alternatives for some OEM products embedded in KANA products. If such alternatives are found viable and all else being equal, it could result in lower royalty expenses in the cost of license revenue some time in 2006.

Cost of service revenues consists primarily of salaries and related expenses for our customer support, consulting, and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of service revenues as a percentage of service revenue was 21% and 26% for the three and six months ended June 30, 2005 compared to 27% and 28% for the same periods in the prior year, respectively. This decrease was primarily due to the Company’s efforts to lower costs while not lowering the high level of support provided to customers purchasing services from KANA. The dollar decreases for the three and six month periods ended June 30, 2005 were mainly in the categories of employee related costs and allocated expenses, offset in part by higher outsourcing expenses. The cost of service revenues decreased approximately $0.9 million and 33% from the quarter ended March 31, 2005 to the quarter ended June 30, 2005. The reductions came primarily in the areas of employee related costs, contractors/temporary employees, and allocated expenses. We anticipate that our cost of quarterly service revenue will decrease in absolute dollars for the remainder of 2005 compared to the first quarter of 2005 due, in part, to the outsourcing of some technical support responsibilities to HCL’s personnel in India. Thereafter, cost of service revenue may increase or decrease depending on the demand for these services. As of June 30, 2005, we had 26 personnel in services and support compared to 44 as of June 30, 2004, a 41% reduction. This headcount reduction was offset by the addition of 21 outsourced tech support personnel.

Amortization of Identifiable Intangibles.

The amortization of identifiable intangible assets recorded in the three and six month periods ended June 30, 2005 relates to $400,000 of purchased identifiable intangibles in connection with the Hipbone acquisition in February 2004. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. Amortization totaled $33,000 and $66,000 for the three and six months ended June 30, 2005, respectively, compared to $33,000 and $52,000 for the same periods in the prior year, respectively. We expect amortization of intangibles to be $33,000 per quarter through the last quarter of 2006 with the final balance amortized in the first quarter of 2007. Amortization may increase if we acquire another company.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, lead-generation programs, and marketing materials. Sales and marketing expenses decreased $1.6 million, or 27% and $2.7 million, or 22% for the three and six months ended June 30, 2005 and 2004, respectively. These decreases were attributable primarily due to a reduction of sales and marketing headcount as well as lower allocated expenses. Sales and marketing expenses decreased approximately $1.0 million and 20% from the quarter ended March 31, 2005 to the quarter ended June 30, 2005. The reductions came primarily in the areas of employee related costs, programs/events costs, and allocated expenses. As of June 30, 2005, we had 55 personnel in sales and marketing compared to 78 as of June 30, 2004, a 29% reduction.

We anticipate that the average quarterly sales and marketing expenses will decrease in absolute dollars for the remainder of 2005 compared to the first quarter of 2005. Thereafter, sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by $1.7 million, or 34% and $2.4 million, or 24% for the three and six months ended June 30, 2005 and 2004, respectively. This decrease was attributable primarily due to a reduction outsourcing expense as well as lower employee related expenses and allocated expenses. R&D expenses decreased approximately $1.0 million and 22% from the quarter ended March 31, 2005 to the quarter ended June 30, 2005. The reductions came primarily in the areas of outsource expenses, employee related costs, and allocated expenses. As of June 30, 2005, we had 30 personnel in research and development, compared to 38 as of June 30, 2004, a 21% reduction.

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

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses increased $0.6 million, or 26%, and $2.0 million, or 46% for the three and six months ended June 30, 2005 and 2004, respectively. These increased expenses were primarily due to significantly higher audit and legal fees and accruals for business taxes offset in part by lower employee related expenses. General and administration expenses decreased approximately $0.6M and 18% from the quarter ended March 31, 2005 to the quarter ended June 30, 2005. The reductions came primarily in the areas of business taxes and employee related costs, and allocated expenses partially offset by higher audit expenses. As of June 30, 2005, we had 30 personnel in general and administrative and IT combined compared to 46 as of June 30, 2004, a 35% reduction.

We anticipate that general and administrative expenses will decrease in absolute dollars for the remainder of 2005 compared to the first quarter of 2005. Thereafter general and administrative expenses may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, taxes, bad debt expense and other administrative costs.

Amortization of Deferred Stock–Based Compensation. We amortize deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FIN 28. As of June 30, 2005, there was approximately $2,000 of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants. We expect to amortize approximately $2,000 of this deferred stock-based compensation in the remainder of 2005. Amortization may be reduced in future periods to the extent employees are terminated prior to vesting. The following table details, by operating expense, our amortization of stock–based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cost of services	$0	$27	$2	$67
Sales and marketing	3	143	9	358
Research and development	1	134	2	335
General and administrative	5	57	23	144

Total	$9	$361	$36	$904

Other Income, Net

Other income consists primarily of interest income earned on cash and investments, offset by interest expense primarily relating to our line of credit. We expect other income to fluctuate in accordance with our cash balances, interest rates, and loan balance.

Provision for Income Taxes

We have incurred operating losses on a consolidated basis for all periods from inception through June 30, 2005. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely. In the second quarter of 2005, certain consolidated foreign entities were profitable based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $54,000 in those foreign jurisdictions.

Liquidity and Capital Resources

As of June 30, 2005, we had $14.6 million in cash, cash equivalents and short-term investments, compared to $20.1 million at December 31, 2004. As of June 30, 2005, we had negative working capital of $18.0 million, compared to negative working capital of $4.2 million as of June 30, 2004.

Restructuring costs. The Company has revalued the restructuring accrual and reduced the accrual by $0.6 million during the quarter ended June 30, 2005. This revaluation was a result of changes in the assumptions as to when certain U.S. facilities would be subleased which increased the reserve by $1.0 million, offset by an additional $1.6 million in sublease income from the sublet of the Marlow U.K. facility. The Landlord for the Marlow property waved certain lease restrictions which limited the amount of space that could be sublet and the Company was able to sublease the remaining Marlow, U.K. space in December, 2005.

History and recent trends. We have had negative cash flows from operations in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The rate of cash we have used in operations is $12.7 million in 2003, $13.1 million in 2004, and $8.1 million in the first six months of 2005. In 2003 and 2004, we implemented successive net workforce reductions of approximately 154 and 30 employees, respectively. During the first six months of 2005, we had a net reduction of 40 employees. For the balance of 2005, we reduced the total of employee and outsourced headcount by 32. Staffing is expected to change from time to time based upon the balancing of roles between employees and outsourced staffing. As we experienced negative cash flow from operations during the first six months of 2005, we think we are likely to experience continued negative cash flow during the remaining six months of 2005 due to continued net losses, paying for the high professional services and outsourcing expenses incurred in the first six months, and continued outflow due to excess facilities. Our cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter and we cannot be certain that we will meet our revenue expectations in any given period.

Primary driver of cash flow. Our ability to generate cash in the future relies upon our success in generating sufficient sales transactions, especially new license transactions. We expect our maintenance renewals in 2005 to continue to be relatively flat from 2004. Since our new license transactions are relatively small in volume and are difficult to predict, we may not be able to generate new license transactions as anticipated in any particular future period. From time to time, changes in assets and liabilities, such as changes in levels of accounts receivable and accounts payable may also affect our cash flows.

Operating cash flow. We had negative cash flow from operating activities of $8.1 million for the first six months of 2005, which included a $15.7 million net loss, offset by non-cash charges of $6.3 million for the write off of internal use software, $0.1 million for amortization of intangibles, and $1.5 million in depreciation. Operating cash flows were positively affected by a $0.6 million reduction in prepaid and other assets and a $1.3 million increase in accounts payable and accrued liabilities, offset by a $1.4 million decrease in accrued restructuring, a $0.7 million decrease in accounts receivable, and a $0.2 million decrease in deferred revenue.

Investing cash flow. Our investing activities provided $6.0 million of cash for the first six months of 2005, which consisted primarily of the transfer of short-term investments into investments that are classified as cash equivalents.

Financing cash flow. Our financing activities provided $0.8 million in cash for the second quarter of 2005 from increased borrowing on the bank line. On June 30, 2005, we completed a private placement of unregistered securities pursuant to which investors paid us an aggregate of approximately $2.4 million to purchase 1,631,541 shares of our common stock at $1.471 per share and warrants to purchase up to 815,769 shares of our common stock at an exercise price of $ 2.452 per share. See Note 11 of the notes to the unaudited condensed consolidated financial statements for discussion of another equity private placement that we completed in September 2005.

Existence and timing of contractual obligations. At June 30, 2005, we had a line of credit totaling $5.0 million, which was collateralized by all of our assets, bore interest at the bank’s prime rate (6.00% as of June 30, 2005) plus 0.5 percentage point for a total of 6.5% per annum interest rate, and expired in November 2005 at which time the entire balance under the line of credit was repaid. Total borrowings as of June 30, 2005 were $4.2 million under this line of credit.

On December 1, 2005, the Company established a new banking relationship with the Bridge Bank N.A. (“Bridge”). In addition, on December 1, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which Company has access to a Loan facility of $7,000,000 (“Loan”). This Loan is made up of two parts, (i) a Formula Revolving Line of Credit of up to $5,000,000 and (ii) a Non-Formula Revolving Line of Credit of up to $6,000,000 available for a borrowing base for stand-by letters of credits (up to $2,000,000), settlement limits on foreign exchange contracts (FX) or cash management products. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire balance under the line of credit will be due. Interest for the Formula Revolving Line of Credits accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit will accrue at Bridge’s Prime Lending Rate plus 0.50%. As of April 24, 2006, the Company had $0 dollars drawn against the Loan.

Future payments due under debt and lease obligations and contractual commitments related to outsourcing agreements as of June 30, 2005 were as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations:
Line of Credit	$4,217	$4,217	$0	$0	$0
Non-cancelable Operating Lease Obligation (1)	20,950	5,417	8,599	6,143	791
Less: Sublease Income (2)	8,302	1,214	3,422	3,350	316
Other Contractual Obligations (3)	4,787	3,392	1,395	0	0

Total	$21,652	$11,812	$6,572	$2,793	$475

(1)	Includes leases for properties included in the restructuring liability.

(2)	Includes only subleases that are under contract as of June 30, 2005, and excludes future estimated sublease income for agreements not yet signed.

(3)	Represents minimum payments to two vendors providing outsourced software programming, quality assurance and technical documentation activities in India. One agreement is cancelable with 90 days notice and the other is cancelable with 180 days notice. Also includes minimum payments to three vendors for future royalty fees, minimum payments to one vendor for software as a service services and minimum payments of one severance obligation. Effective May 25, 2005, the one agreement requiring 90 days notice was cancelled. No additional service fees were incurred after the 90 day cancellation period.

Off-balance sheet arrangements. In accordance with generally accepted accounting principals (GAAP), none of our operating lease obligations are reflected on our balance sheet. Virtually all of our operating leases relate to facilities and do not involve a transfer of ownership at the end of the lease. We have no other off-balance sheet arrangements.

Cash held in foreign locations. As of June 30, 2005, we had $4.7 million in US-equivalent dollars held by our 100%-owned foreign subsidiaries, primarily in Europe and Japan. We believe our access to this cash is unencumbered, and drawing on such cash would not result in withholding or repatriation charges due to our intercompany receivable balances and transfer pricing arrangements with these entities.

Outlook. Based on our current 2005 revenue expectations, management believes that, based on its current plans, its existing cash and cash equivalents, short-term investments, and cash from private sales of common stock will be sufficient to meet the Company’s working capital and capital expenditure requirements through June 30, 2006, although no assurances can be given. If we do not experience an increase in demand for our products from the level experienced in the first half of 2005, we will need to further reduce costs or raise additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity or equity-related securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

Our quarterly revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions is generally large relative to our total revenue in any quarter, particularly as we have focused on larger enterprise customers, on licensing our more comprehensive integrated products, and have involved system integrators in our sales process. For example, in 2004, one customer, IBM, represented 11% of our total revenues. If sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. In recent periods, we have experienced increases in the length of a typical sales cycle. This trend may add to the uncertainty of our future operating results and reduce our ability to anticipate our future revenues. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. In part as a result of this aspect of our business, our quarterly revenues and operating results may fluctuate in future periods and we may fail to meet the expectations of investors and public market analysts, which could cause the price of our common stock to decline. We expect the concentration of revenues among fewer customers to continue in the future.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle and we rely on systems integrator partners for sales.

The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycle for most of our product sales has taken anywhere from 6 to 18 months. We believe that many existing and potential customers have reassessed and reduced their planned technology and software investments and are deferring purchasing decisions, requiring additional evaluations and levels of internal approval for software investment and lengthening their purchase cycles. Our sales cycle typically requires pre-purchase evaluation by a significant number of individuals in our customers’ organizations. Along with third parties that often jointly market our software with us, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. The continuing stagnancy of information technology spending in our markets has led to a significant increase in the time required for this process.

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

We have made service resolution management, or SRM, solutions our main focus and, in recent periods, have allocated a significant portion of our research and development and marketing resources to the development and promotion of such products. If this new product is not accepted by potential customers, our business would be materially adversely affected. For our current business model to succeed, we believe that we will need to convince new and existing customers of the merits of purchasing our SRM solutions over traditional customer relationship management, or CRM, solutions. Many of these customers have previously invested substantial resources in adopting and implementing their existing CRM products, whether such products are ours or are those of our competitors. We may be unable to convince customers and potential customers that it is worth them purchasing substantial new software packages to provide them with SRM capabilities. If our strategy of offering SRM solutions fails, we may not be able to sell sufficient quantities of our key new product offerings to generate significant license revenues, and our business could be harmed.

Our expenses are generally fixed and we will not be able to reduce these expenses quickly if we fail to meet our revenue expectations.

Most of our expenses, such as employee compensation and outsourcing of technical support and certain development functions, are relatively fixed in the short term. Other expenses like leases are fixed and are more long term. Moreover, our forecast is based, in part, upon our expectations regarding future revenue levels. As a result, if total revenue for a particular quarter is below expectation, we could not proportionately reduce operating expenses for that quarter. Accordingly, such a revenue shortfall would have a disproportionate negative effect on our expected operating results for that quarter.

If we fail to generate sufficient revenues to support our business and require additional financing, failure to obtain such financing would affect our ability to maintain our operations and to grow our business, and the terms of any financing we obtain may impair the rights of our existing stockholders.

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. Our operating activities used $13.1 million of cash in 2004 and $8.1 million in cash in the first six months of 2005. If future orders do not increase, we would likely be required to seek additional capital to meet our working capital needs if we are unable to reduce expenses to the degree necessary to avoid incurring significant net cash reductions. Furthermore, although we had cash and cash equivalents of $14.6 million at June 30, 2005, it is likely that, if we fall significantly below these levels in the following quarters, some customers will be increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts. Our September 30, 2005 cash and cash equivalents including short term investments roughly equaled the amount at the end of June 2005, but September’s number included the proceeds of the $4.0 million sale of common stock on September 29, 2005. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the current uncertain market climate, and we may not be successful in implementing or negotiating other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences, and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

If we fail to grow our customer base or generate repeat business, our operating results could be harmed.

Our business model generally depends on the sale of our products to new customers as well as on expanded use of our products within our customers’ organizations. If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These customers may not purchase additional licenses to expand their use of our products. If these customers do not successfully develop and deploy initial applications based on our products, they may choose not to purchase deployment licenses or additional development licenses. In addition, as we introduce new versions of our products, new product lines or new product features, our current customers might not require the additional functionality we offer and might not ultimately license these products. Furthermore, because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold; any downturn in our software license revenue would negatively affect our future services revenue. Also, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenues would decline. Additionally, a substantial percentage of our sales come from repeat customers. If a significant existing customer or a group of existing customers decide not to repeat business with us, our revenues would decline and our business would be harmed.

We face substantial competition and may not be able to compete effectively.

The market for our products and services is intensely competitive, evolving, and subject to rapid technological change. From time to time, our competitors reduce the prices of their products and services (substantially in certain cases) in order to obtain new customers. Competitive pressures could make it difficult for us to acquire and retain customers and could require us to reduce the price of our products.

Our customers’ requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. If our international development partners do not adequately perform the software programming, quality assurance and technical documentation activities we outsourced, we may not be able to respond to such changes as quickly or effectively. Changes in our products may also make it more difficult for our sales force to sell effectively. In addition, changes in customers’ demand for the specific products, product features, and services of other companies’ may result in our products becoming uncompetitive. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition with our products from systems designed in-house and by our competitors. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for eCRM platforms are larger, more established companies such as Oracle. The rate that competitors are consolidating is increasing. We also face competition from Chordiant Software, ATG, Knova, RightNow, Amdocs, and Pegasystems with respect to specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise. As we have combined and enhanced our product lines to offer a more comprehensive software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of June 30, 2005, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

We rely on marketing, technology, and distribution relationships for the sale, installation and support of our products that may generally be terminated at any time, and if our current and future relationships are not successful, our growth might be limited.

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

A significant percentage of our revenues depend on leads generated by systems integrators, or “SIs”, and their recommendations of our products. If SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue increasing our leverage of SIs as indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will increase. Our reliance on third parties for these functions has reduced our control over such activities and reduced our ability to perform such functions internally. If we come to rely primarily on a single SI that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to provide implementation services related to our products, we may not be able to internally generate sufficient revenue or increase the revenues generated by our other SI relationships to offset the resulting lost revenues. Furthermore, SIs typically suggest our solution in combination with other products and services, some of which may compete with our solution. SIs are not required to promote any fixed quantities of our products, are not bound to promote our products exclusively, and may act as indirect sales channels for our competitors. If these companies choose not to promote our products or if they develop, market, or recommend software applications that compete with our products, our business will be harmed.

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

We have substantially reduced our headcount over the last two years from a total of 211 as of December 31, 2003 to 181 as of December 31, 2004 to 141 as of June 30, 2005. The majority of this reduction was the result of our decision to shift a significant portion of our software programming, quality assurance, and technical documentation activities to international development partners in early 2003. We reduced the size of our research and development department from 40 employees as of December 31, 2003 to 30 employees as of June 30, 2005. In addition, we reduced the level of our expenditures on outsourced development in the first six months of 2005. The reductions in our research and development headcount and the recent reductions in our outsourced development capacity may limit our ability to release products within expected timeframes. For example, many of the employees who were terminated in headcount reductions possessed specific knowledge or expertise that may prove to have been important to our operation. We further reduced our headcount from 141 as of June 30, 2005 to 132 as of September 30, 2005 and 125 on December 31 ,2005 (the Company announced plans to further reduce headcount in certain locations and concentrate R&D efforts in our Headquarters in Menlo Park, California). As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Our termination of two outsourcing arrangements in early 2005 may further reduce our ability to respond to development challenges and to introduce new products in expected timeframes.

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

For example, our ability to increase revenues in the future depends considerably upon our success in training and retaining effective direct sales personnel and the success of our direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. We have experienced significant turnover in our sales force including domestic senior sales management, and may experience further turnover in future periods. It generally takes a new salesperson nine or more months to become productive, and they may not be able to generate new sales. Our business will be harmed if we fail to retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated.

If we fail to respond to changing customer preferences in our market, demand for our products and our ability to enhance our revenues will suffer.

If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements, and achieve market acceptance, we might be unable to attract new customers. Our industry is characterized by rapid and substantial developments in the technologies and products that enjoy widespread acceptance among prospective and existing customers. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. In addition, if our international development partners fail to provide the development support we need, our products and product documentation could fall behind those produced by our competitors, causing us to lose customers and sales. We might not be successful in marketing and supporting recently released versions of our products, such as our SRM and On-Demand offerings, or developing and marketing other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they might not achieve market acceptance. We have experienced delays in releasing new products and product enhancements in the past and could experience similar delays in the future. These delays or problems in the installation or implementation of our new releases could cause us to lose customers.

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

•	customer dissatisfaction;

•	cancellation of orders and license agreements;

•	negative publicity;

•	loss of revenues; and

•	slower market acceptance

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

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 which continued to exist during the first three quarters of 2005. As a result, we concluded that our disclosure controls and procedures were not effective as of June 30, 2005. (See Item 4. Controls and Procedures in Part I: Financial Information) We believe that these deficiencies did not have a material impact on our financial statements included in this report due to the fact that we performed substantial analysis on and for the June 30, 2005 and prior periods balances, including performing historical account reconciliations, having account balance analysis reviewed by senior management, and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles, and they increase the risk of error.

Management, with the oversight of the Audit Committee of the Board of Directors, has begun to address these control deficiencies and is committed to effectively remediating these deficiencies as expeditiously as possible. The Chief Financial Officer joined the Company in mid October 2004. In August 2005, the Vice President of Finance for EMEA was promoted to Vice President of Finance for all of KANA and he is in the process of recruiting additional experienced staff. Some new processes and controls have already been approved and are being implemented. The Company plans to develop and implement further improvements and additional controls. In addition, management believes that it has remediated the material weakness relating to travel and entertainment expense reimbursement during the first quarter of 2005. The Company’s other weaknesses will not be considered remediated until new internal controls are developed and implemented throughout the Company, are operational for a period of time, are tested, and management concludes that these controls are operating effectively.

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

We face additional risks and costs as a result of the delayed filing of our quarterly reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, and March 31, 2006 and our annual report on Form 10-K for the year ended December 31, 2004 and 2005.

As a result of missing the deadline for filing of our periodic reports, we have experienced additional risks and costs. As previously disclosed, we received Staff Determination letters from the NASDAQ Stock Market indicating that the Company’s securities were subject to delisting from The NASDAQ Stock Market due to the delayed filings of Form 10-K for the year ended December 31, 2004 and Form 10-Q’s for the quarters ended March 31, 2005 and June 30, 2005. The NASDAQ Stock Market notified us that the NASDAQ Listing Qualifications Panel granted our requests for the continued listing of our common stock on the NASDAQ National Market provided that we filed our annual report on Form 10-K on or before August 26, 2005 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 on or before October 7, 2005 and October 19, 2005, respectively. Our annual report on Form 10-K was filed on the August 26, 2005 deadline. However, the delinquency in filing and possibility of delisting, would only be cured if we filed our first and second quarter Form 10-Q’s within the set deadline. The Company had been advised by The NASDAQ Stock Market that it would not grant any additional extensions for the filing of its Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 if such forms were not filed on or before October 7, 2005 and October 19, 2005 respectively, and accordingly, the Company would face delisting if these Form 10-Q’s were not filed by such dates. The March 31, 2005 10-Q was filed on October 11, 2005, past the deadline of October 7, 2005, and the NASDAQ Listing Qualifications Panel delisted our common stock effective as of the beginning of trading on October 17, 2005.

As a result of our delayed filing of our annual report on Form 10-K for the year ended December 31, 2004 and our quarterly reports on Form 10-Q for the quarters ended March 31, June 30, September 30, 2005 and March 31, 2006, we are ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The Company, however, may use Form S-1 to raise capital or complete acquisitions, which would increase transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

Our common stock was recently delisted from The NASDAQ National Market.

Our common stock was delisted from The NASDAQ National Market effective at the opening of business on October 17, 2005 and our common stock is currently trading on the “Pink Sheets.” This delisting will likely reduce the liquidity of our securities, could cause investors not to trade in our securities and result in a lower stock price and could have an adverse effect on the Company. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on a NASDAQ Market. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital. While we intend to seek to have our common stock quoted on the Over the Counter (OTC) Bulletin Board, there can be no assurances as to when, or whether, they will become quoted on the OTC Bulletin Board.

Our stock price has been highly volatile and has experienced a significant decline, and may continue to be volatile and decline.

The trading price of our common stock has fluctuated widely in the past and we expect that it will continue to do so in the future, as a result of a number of factors, many of which are outside our control, such as:

•	variations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	the volatility inherent in stock prices within the emerging sector within which we conduct business; and

•	the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants.

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

Since becoming a publicly traded security listed on NASDAQ in September 1999, our common stock has reached a closing high of $1,698.10 per share and closing low of $0.65 per share. On October 17, 2005 The Company was delisted from The NASDAQ National Market due to the failure to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 by the deadline set forth by the Nasdaq Listing Qualifications Panel. Since October 17, 2005 the Company’s common stock has been traded on the “Pink Sheets”. The last reported sale price of our shares on May 31, 2006 was $1.90 per share.

We have experienced transitions in our management team, our board of directors and our independent registered public accounting firm in the past and may continue to do so in the future.

We have experienced a number of transitions with respect to our board of directors, executive officers, and our independent registered public accounting firm in recent quarters, including the following:

•	In May 2004, John Huyett resigned from his position as Chief Financial Officer, and in October 2004, John Thompson was appointed Executive Vice President and Chief Financial Officer.

•	In July 2004, PricewaterhouseCoopers LLP, our independent accountant, resigned as our independent registered public accounting firm. In September 2004, we appointed Deloitte & Touche LLP as our new independent registered public accounting firm.

•	In October 2004, Thomas Doyle resigned from his position as Chief Operating Officer and President.

•	In November 2004, Stephanie Vinella was elected to our board of directors.

•	In April 2005, two of our independent outside directors, Mark Bertelson and Thomas Galvin, resigned from our Board of Directors and Board committees.

•	In May 2005, Michael J. Shannahan and Michael S. Fields were elected to our board of directors.

•	In July 2005, Chuck Bay began a leave of absence from his position as Chief Executive Officer, and Mr. Fields was appointed acting president and chairman of the board.

•	In August, 2005 Mr. Bay resigned his position as CEO.

•	In August 2005, Mr. Fields accepted the position of Chief Executive Officer while retaining his role as chairman of the board.

•	In September 2005, Tim Angst resigned from his position as Executive Vice President of Worldwide Operations.

•	In November, 2005 Mr. Bay retired from the Board of Directors.

•	In December 2005, William Clifford was elected to our board of directors.

•	In January 2006, Deloitte & Touche LLP, our independent registered public accountant, notified us that they will resign as our independent registered public accounting firm upon completion of their review of KANA’s unaudited financial statements for the quarter and six months ended June 30, 2005.

•	In February 2006, Alan Hubbard resigned from his position as Executive Vice President of Products and Technology.

•	In March 2006, we appointed Burr, Pilger & Mayer LLP as our new independent registered public accounting firm.

•	In June 2006, Brian Kelly resigned from his position as President, Connectify.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe. Any of these third parties might make a claim of infringement against us. For example, from time to time, companies have asked us to evaluate the need for a license of patents they hold, and we cannot assure you that patent infringement claims will not be filed against us in the future. Other companies may also have pending patent applications (which are typically confidential for the first eighteen months following filing) that cover technologies we incorporate in our products.

In addition, many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

We may face liability claims that could result in unexpected costs and damages to our reputation.

Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential, and incidental damages. In addition, our license agreements generally limit the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages. However, some domestic and international jurisdictions may not enforce these contractual limitations on liability. We may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers’ internal systems. A product liability claim could divert the attention of management and key personnel, could be expensive to defend, and could result in adverse settlements and judgments.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 28% of our total revenues for the six months ended June 30, 2005, compared to 22% of our total revenues for the six months ended June 30, 2004 and the 35% of total revenues for the entire 2004 year. We have established offices in the United Kingdom, Japan, the Netherlands, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, international operations can lead to greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal fluctuations in business activity and increases in our tax rates. Any growth in our international operations would compound these difficulties. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than expected.

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

If we acquire companies, products, or technologies, we may face risks associated with those acquisitions.

We acquired Hipbone, Inc. in early 2004, and if we are presented with appropriate opportunities, we may make other investments in complementary companies, products, or technologies. We may not realize the anticipated benefits of any acquisition or investment. For example, since inception, the Company has recorded $2.7 billion of impairment charges for the cost of goodwill obtained from acquisitions. If we acquire another company, we will likely face risks, uncertainties and disruptions associated with the integration process, including, among other things, difficulties in the integration of the operations, technologies and services of the acquired company, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired businesses. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Also, acquisitions can expose us to liabilities and risks facing the company we acquire, including lawsuits or claims against the company that are unknown at the time of the acquisition. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets.

The role of acquisitions in our future growth may be limited, which could harm our business and strategy.

Because the recent trading prices of our common stock have been significantly lower than in the past, the role of acquisitions in our growth may be substantially limited. In the past, acquisitions have been an important part of our growth strategy. To gain access to key technologies, new products and broader customer bases, we have acquired companies in exchange for shares of our common stock. If we are unable to acquire companies in exchange for our common stock, we may not have access to new customers, needed technological advances, new products, and/or enhancements to existing products. This would substantially impair our ability to respond to market opportunities.

Compliance with new regulations governing public company corporate governance and reporting will result in additional costs.

Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs. We, like other public companies, are preparing for new accounting disclosures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002. In particular, we will be preparing to provide, if required, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007, an annual report on our internal control over financial reporting and auditors’ attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act. Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs. Also, there can be no assurance that we will be able to fully comply with these new laws and regulations. Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment to require companies to expense employee stock options for financial reporting purposes. This standard is effective for the Company for our annual period beginning on January 1, 2006. Such stock option expensing will require us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. We have accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation. When we are required to expense employee stock options in the future, this change in accounting treatment could materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For pro forma disclosure illustrating the effect such a change on our recent results of operations, see Note 4 (b) of the condensed consolidated financial statements.

The adoption of SFAS 123R could adversely affect our ability to comply with the profitability covenants of our credit facility with our bank.

We have adopted anti-takeover defenses that could delay or prevent an acquisition of the Company.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Without any further vote or action on the part of the stockholders, the board has the authority to determine the price, rights, preferences, privileges, and restrictions of the preferred stock. This preferred stock, if issued, might have preference over and harm the rights of the holders of common stock. Although the ability to issue this preferred stock provides us with flexibility in connection with possible acquisitions and other corporate purposes, it can also be used to make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

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

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures as of the end of the period covered by this report and found that they were not effective as a result of the material weaknesses described below.

Changes in Internal Control Over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the investigation, the Audit Committee concluded that during the 2002—2004 period, our then Chairman of the Board of Directors and Chief Executive Officer, Mr. Chuck Bay, had received reimbursement for approximately $137,000 in expenses that did not comply with the Company’s policies, that lacked sufficient documentation, or that were otherwise erroneous or duplicative. The Audit Committee also concluded that certain other executive officers received travel, entertainment and other expense reimbursements in lesser amounts that did not comply with the Company’s policies, lacked sufficient documentation, or were otherwise erroneous or duplicative. The Audit Committee did not conclude that the excess reimbursements were the result of willful misconduct on the part of Mr. Bay, or any other KANA employee. Rather, the Audit Committee primarily attributed the excess reimbursements to the existence of multiple and inconsistent travel and entertainment policies, inadequate review of expense reimbursement requests and carelessness.

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

The Company has not yet been required to have, nor have we engaged our independent auditors to perform, an audit of internal control over financial reporting. Accordingly, other material weakness might have been detected had we engaged our independent auditors to perform such an audit. However, in the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our independent auditors identified and reported additional material weaknesses in our internal control over financial reporting. First, we had weaknesses in our general accounting processes related to insufficient documentation and analyses to support our consolidated financial statements, failure to properly evaluate estimates of royalties due, inadequate reconciliation of inter-company accounts, insufficient staffing in the accounting and reporting function, which is exacerbated by changes in management and accounting personnel, and insufficient training of our accounting department. Second, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, this required adjustments to our financial statements for the year ended December 31, 2004.

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 which continued to exist during the first two quarters of 2005. As a result, we concluded that our internal controls over financial reporting were not effective as of June 30, 2005. We believe that these deficiencies did not have a material impact on our financial statements included in this report due to the fact that we performed substantial analysis on and for the June 30, 2005 and prior periods’ balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management, and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles generally accepted in the United States of America, and they increase the risk of error.

Management, with the oversight of the Audit Committee of the Board of Directors, has begun to address these control deficiencies and is committed to effectively remediate these deficiencies as expeditiously as possible. Our new Chief Financial Officer joined the company in mid October 2004. In August, the Vice President of Finance for EMEA has been promoted to Vice President of Finance for all of KANA and he is in the process of recruiting additional experienced staff. Some new processes and controls have already been approved and are being implemented. We will continue to develop and implement further improvements and additional controls. In addition, management believes that it has corrected the material weakness relating to travel and entertainment expense reimbursement by the end of the first quarter of 2005. Our weaknesses will not be considered corrected until new internal controls are developed and implemented, are operational for a period of time, are tested and management concludes that these controls are operating effectively.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date
10.01	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and each of the Buyers set forth on the signature pages thereto.	8-K	000-27163	10.01	6/30/05

10.02	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and each of the Buyers set forth on the signature pages thereto.	8-K	000-27163	10.02	6/30/05

10.03	Form of Stock Purchase Warrant issued by Kana Software, Inc. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date
32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

*	These certifications accompany KANA’s quarterly report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 9, 2006	KANA Software, Inc.

/s/ Michael S. Fields
Michael S. Fields
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ John M. Thompson
John M. Thompson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date
10.01	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and each of the Buyers set forth on the signature pages thereto.	8-K	000-27163	10.01	6/30/05

10.02	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and each of the Buyers set forth on the signature pages thereto.	8-K	000-27163	10.02	6/30/05

10.03	Form of Stock Purchase Warrant issued by Kana Software, Inc. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

*	These certifications accompany KANA’s quarterly report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.