Form 10-Q
period 2005-09-30
KANA SOFTWARE INC
filed 2006-07-06
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

KANA Software, Inc.

Form 10-Q

Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,193	$13,772
Marketable securities	—	6,361
Accounts receivable, net of allowance of $541 and $586	5,828	4,497
Prepaid expenses and other current assets	2,548	3,308

Total current assets	22,569	27,938
Restricted cash	246	131
Property and equipment, net	2,325	10,124
Goodwill	8,623	8,623
Acquired intangible assets, net	181	281
Other assets	2,872	3,264

Total assets	$36,816	$50,361

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$4,217	$3,427
Accounts payable	5,359	4,308
Accrued liabilities	9,429	9,462
Accrued restructuring	2,665	2,768
Deferred revenue	15,832	17,630
Warrant liability	1,208	—

Total current liabilities	38,710	37,595
Deferred revenue, long-term	519	889
Accrued restructuring, long-term	5,473	8,026
Other long-term liabilities	741	687

Total liabilities	45,443	47,197

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Common stock	34	29
Additional paid-in capital	4,293,211	4,288,176
Deferred stock-based compensation	—	(58)
Accumulated other comprehensive income	518	459
Accumulated deficit	(4,302,390)	(4,285,442)

Total stockholders’ equity (deficit)	(8,627)	3,164

Total liabilities and stockholders’ equity (deficit)	$36,816	$50,361

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Revenues:
License fees	$1,600	$3,827	$5,505	$9,459
Services	9,353	8,583	26,201	25,818

Total revenues	10,953	12,410	31,706	35,277

Costs and Expenses:
Cost of license fees	597	191	2,246	1,229
Cost of services	2,219	2,239	6,592	7,120
Amortization of acquired intangible assets	34	12	100	31
Sales and marketing	4,309	6,523	13,935	18,873
Research and development	2,908	4,844	10,564	14,906
General and administrative	2,245	1,588	8,362	5,785
Stock-based compensation(1)	2	308	38	1,212
Impairment of internal-use software	—	—	6,326	—
Restructuring costs	(189)	—	196	—

Total costs and expenses	12,125	15,705	48,359	49,156

Loss from operations	(1,172)	(3,295)	(16,653)	(13,879)
Interest and other income (expense), net	(74)	(4)	(161)	154

Loss before income taxes	(1,246)	(3,299)	(16,814)	(13,725)
Income tax expense	(18)	(78)	(134)	(153)

Net loss	$(1,264)	$(3,377)	$(16,948)	$(13,878)

Basic and diluted net loss per share	$(0.04)	$(0.12)	$(0.57)	$(0.48)

Shares used in computing basic and diluted net loss per share	30,929	29,031	29,813	28,871

___________

(1) Stock-based compensation is allocated as follows (see Note 1):

Cost of services	$—	$14	$2	$53
Sales and marketing	—	152	9	662
Research and development	—	12	2	46
General and administrative	2	130	25	451

	$2	$308	$38	$1,212

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(16,948)	$(13,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,894	4,281
Loss on the disposal of property and equipment	3	—
Amortization of acquired intangible assets	100	85
Stock-based compensation	38	1,212
Impairment of internal-use software	6,326	—
Provision for doubtful accounts	(133)	(525)
Restructuring costs	196	—
Change in fair value of warrant liability	(66)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,493)	5,968
Prepaid expenses and other current assets	760	577
Other assets	225	98
Accounts payable	1,051	367
Accrued liabilities	166	(1,109)
Accrued restructuring	(2,361)	(2,651)
Deferred revenue	(1,650)	(2,777)

Net cash used in operating activities	(11,892)	(8,352)

Cash flows from investing activities:
Purchases of marketable securities	(10,351)	(1,039)
Maturities and sales of marketable securities	16,740	4,086
Purchases of property and equipment	(407)	(740)
Acquisition, net of cash acquired	—	(421)
(Increase) decrease in restricted cash	(115)	259

Net cash provided by investing activities	5,867	2,145

Cash flows from financing activities:
Borrowings under line of credit	790	—
Net proceeds from issuances of common stock and warrants	6,333	560

Net cash provided by financing activities	7,123	560

Effect of exchange rate changes on cash and cash equivalents	(677)	(87)

Net increase (decrease) in cash and cash equivalents	421	(5,734)
Cash and cash equivalents at beginning of year	13,772	25,632

Cash and cash equivalents at end of period	$14,193	$19,898

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Kana Software, Inc. and Summary of Significant Accounting Policies

Nature of Operations

Kana Software, Inc. and its subsidiaries (“the Company” or “KANA”) were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. KANA develops, markets and supports customer communications software products. The Company sells its products primarily in the United States and Europe, and to a lesser extent, in Asia, through its direct sales force and third party integrators. References to “we,” “our,” “us” and similar pronouns refer to KANA.

Basis of Presentation

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2005, the Company had an accumulated deficit of $4.3 billion and has experienced recurring losses. We continue to take steps to lower the expenses related to cost of revenues, sales and marketing, research and development, and general and administrative areas of the Company.

In February 2005, we announced that we were taking actions to reduce these expenses substantially. For example, employee headcount decreased from 181 on December 31, 2004 to 125 on December 31, 2005. We also were able to substantially reduce our headcount in outsourced engineering after completing the development of a new product announced in December 2004. We are continuing to find ways to lower costs without materially changing our support for our customers. In addition, the Company was successful in closing two private sales of KANA common stock, raising approximately $2.4 million on June 30, 2005 and approximately $4.0 million on September 29, 2005. Management believes that based on its current plans, its existing funds will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2006. However, if we experience lower than anticipated demand for our products, we will need to further reduce costs, issue equity securities or borrow money to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transactions may be on unfavorable terms.

The Company revised the presentation of the common stock and additional paid-in capital balances on the condensed consolidated balance sheet for the year ended December 31, 2004. At December 31, 2004, the Company had 29.2 million shares of common stock outstanding with $0.001 par value. Previously reported common stock as a component of stockholders’ equity was $201,000 at December 31, 2004. The Company reclassified $172,000 from common stock to additional paid-in capital to reflect the calculated par value of outstanding common stock of $29,000 as of December 31, 2004. This reclassification had no impact on total stockholders’ equity (deficit), net loss, net loss per share, or cash flows. Additionally, the Company reclassified $493,000 previously included in accounts payable to accrued liabilities in the condensed consolidated balance sheet for the year ended December 31, 2004, to be comparable with the 2005 presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of KANA and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by KANA and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA’s audited consolidated financial statements and notes included in KANA’s Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates.

Stock-based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (collectively referred to as “SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to or greater than the fair market value of the stock on the date of grant. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on an accelerated basis over the vesting term of the stock options.

Pro forma information regarding net loss and net loss per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options, including shares issued under the Employee Stock Purchase Plan (collectively referred to as “stock-based awards”), under the fair value method of SFAS 123. Stock-based awards have been valued using the Black-Scholes valuation model.

For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the vesting periods of the awards. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flows. In the future, the Company may elect, or be required, to use a different valuation model, which could result in a significantly different impact on pro forma net loss. For purposes of this reconciliation, the Company adds back to previously reported net loss all stock-based employee compensation expense that relates to awards made below fair market value, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Net loss, as reported	$(1,264)	$(3,377)	$(16,948)	$(13,878)
Add: Stock-based employee compensation expense included in reported net loss	2	222	38	787
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,952)	(3,166)	(5,868)	(8,933)

Net loss, pro forma	$(3,214)	$(6,321)	$(22,778)	$(22,024)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.12)	$(0.57)	$(0.48)
Pro forma	$(0.10)	$(0.22)	$(0.76)	$(0.76)

The weighted average expected life used to value employee stock based compensation for stock options granted during the three months and nine months ended September 30, 2005 was 5.2 years. The weighted average expected life used to value employee stock based compensation for stock options granted during the three months and nine months ended September 30, 2004 was 5.4 and 5.5 years, respectively.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,264)	$(3,377)	$(16,948)	$(13,878)

Denominator:
Weighted average common shares outstanding	30,929	29,031	29,813	28,871
Less: Weighted average shares subject to repurchase	—	—	—	—

Denominator for basic and diluted calculation	30,929	29,031	29,813	28,871

Basic and diluted net loss per share	$(0.04)	$(0.12)	$(0.57)	$(0.48)

Outstanding warrants and stock options of 11,174,000 and 9,219,000 at September 30, 2005 and 2004, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented.

Effect of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”) Share Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123R became effective for the Company on January 1, 2006. Through December 31, 2005, the Company has reported compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provides disclosure in the notes to the consolidated financial statements as required by SFAS 123. We have adopted the modified prospective application method and the Black Scholes valuation model to determine the fair value of our stock as provided by the provisions of SFAS 123R. We have evaluated the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations and net loss per share.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. In accordance with this Bulletin, effective January 1, 2006 we will no longer present stock-based compensation separately on our statements of operations. Instead we will present stock-based compensation in the same lines as cash compensation paid to the same individuals.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. FSP 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the Jobs Act and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Act. Although FSP 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, we do not believe we will have any foreign earnings that we would repatriate. Therefore, we do not believe adoption of FSP 109-2 will have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligation.” FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We do not expect our adoption of FIN 47 to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS 3 Reporting Accounting Changes in Interim financial Statements – an amendment of APB No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by KANA in the first quarter of fiscal 2006. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Note 2. Business Combinations

On February 10, 2004, the Company completed the acquisition of a 100% equity interest in Hipbone, Inc. (“Hipbone”), a provider of online customer interaction solutions. The acquisition allowed the Company to add Hipbone’s web collaboration, chat, co-browsing and file-sharing capabilities to its products. This transaction was accounted for using the purchase method of accounting, and operations of Hipbone for the periods beginning after February 10, 2004 are included in the Company’s statements of operations for the year ended December 31, 2004. Under the terms of the agreement, the Company paid $265,000 in cash and issued a total of 262,500 shares of the Company’s common stock valued at approximately $926,000 using the five-trading-day average price surrounding the date the acquisition was announced on January 5, 2004, or $3.62 per share. The Company incurred a total of approximately $169,000 in direct transaction costs. The estimated purchase price was approximately $1.4 million, summarized as follows (in thousands):

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

Pro forma results of operations have not been presented as the effects of this acquisition were not material to the Company’s financial position, results of operations or cash flows for the periods presented.

Note 3. Goodwill and Intangible Assets

Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on the Company’s estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, the Company is required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. The Company uses the straight-line method to expense long-lived assets (including identifiable intangibles). Amortization of goodwill ceased as of January 1, 2002 upon the Company’s adoption of SFAS 142. Instead, the Company is now required to test goodwill for impairment under certain circumstances and write down goodwill when it is deemed to be impaired.

The Company regularly evaluates its business for potential indicators of impairment of goodwill and intangible assets. The Company’s judgments regarding the existence of impairment indicators are based on market conditions, operational performance of the business and considerations of any events that are likely to cause impairment. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with the Company’s acquired businesses are impaired. The Company currently operates in one reportable segment, which is also the only reporting unit for the purposes of FAS 142.

The Company performed its annual impairment tests at June 30, 2005, 2004, and 2003 and concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. No events have occurred since June 30, 2005 that would require an interim impairment analysis of goodwill.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is three years. The Company reported amortization expense on purchased intangible assets of $34,000, $12,000, $100,000 and $31,000 for the three month and nine month periods ended September 30, 2005 and 2004, respectively.

The Company’s identifiable intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable.

Expected amortization expense is $33,000 for the remainder of 2005, $133,000 in 2006 and $15,000 in 2007. Of these amounts, 62.5% relates to purchased technology and 37.5% relates to customer relationships, based upon the allocation of the Hipbone purchase price above.

The components of goodwill and other intangibles are as follows (in thousands):

	September 30, 2005	December 31, 2004
Goodwill	$8,623	$8,623

Intangibles:
Customer Relationships	$150	$150
Purchased technology	14,650	14,650
Less: accumulated amortization	(14,619)	(14,519)

Intangibles, net	$181	$281

Note 4. Stockholders’ Equity (Deficit)

Issuance of Common Stock and Warrants

In June 2005, the Company completed a private placement of unregistered securities for the issuance of 1,631,541 shares of common stock and warrants to purchase 815,769 shares of common stock for gross proceeds of approximately $2.4 million. The warrants have an exercise price of $ 2.452 per share. The warrants were valued at $581,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue of June 30, 2005. These warrants were amended in September 2005 and became exercisable on March 28, 2006, and expire on September 29, 2010. The modification resulted in an increase of $21,000 to the value of the warrants. See Note 5 for further details regarding the accounting of these warrants as a liability.

In September 2005, the Company completed a private placement of unregistered securities for the issuance of 2,626,912 shares of common stock and warrants to purchase 945,687 shares of common stock for gross proceeds of approximately $4.0 million. The warrants initially had an exercise price of $ 2.284 per share. These warrants became exercisable on March 28, 2006, and expire on September 29, 2010. The warrants were valued at $672,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. These warrants were amended to have an exercise price of $1.966 per share in October 2005. The modification resulted in an increase of $49,000 to the value of the warrants in October 2005. See Note 5 for further details regarding the accounting of these warrants as a liability.

The terms for the September 2005 private placement require additional shares of common stock and warrants to be issued in the event the Company’s stock is delisted from The Nasdaq National Market. In October 2005, the Company’s common stock was delisted from The Nasdaq National Market and the Company issued an additional 425,358 shares of common stock and warrants to purchase 153,130 shares of common stock to the respective investors of the June and September 2005 private placements (“Investors”). These additional warrants have an exercise price of $1.966 per share and will become exercisable on April 24, 2006, and will expire on October 25, 2010. These warrants were valued at $98,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. See Note 5 for further details regarding the accounting of these warrants as a liability.

In May 2006, the Company amended the Registration Agreement related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors to September 30, 2006 from January 27, 2006, in exchange for the issuance of 593,854 shares of common stock to the Investors. If the registration deadline is not met by September 30, 2006, an additional 59,383 shares of common stock will be issued to the Investors for a maximum of 653,237 shares to be issued if the registration requirements are never met.

In December 2003, the Company issued to a customer a warrant to purchase 230,000 shares of common stock at $5.00 per share in connection with a marketing agreement. The warrant is fully exercisable and expires five years from the date of issuance. As of September 30, 2005, the warrant was unexercised.

In September 2000, in connection with a global strategic alliance with Accenture, the Company issued to Accenture a warrant to purchase 72,500 shares of common stock at $371.25 per share, through December 30, 2005. As of September 30, 2005, 33,997 shares of common stock subject to the warrant were exercisable and 38,503 had been forfeited. These numbers are unchanged from March 31, 2004.

Stock-Based Compensation

As discussed in Note 1, the Company accounts for its stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

We amortize deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. As of September 30, 2005 and 2004, there was $0 and $104,000, respectively, of total deferred stock-based compensation remaining to be amortized related to warrants and past employee stock option grants.

Note 5. Warrant Liability

The warrants issued to the Investors in June, September and October 2005 (collectively referred to as the “Warrants”) have cash penalties for the failure to register the underlying shares of common stock. Pursuant to Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), we recorded the Warrants as liabilities at their fair value using the Black-Scholes valuation model with changes in value reported to other income or expense each period. For the three and nine month period ended September 30, 2005, $66,000 was recorded to other income for the change in fair value of the June and September 2005 warrants.

The Warrants require physical settlement but allow for net-share settlement if the underlying shares of common stock are not registered. A maximum of 1,914,586 shares of common stock could be issued to settle the Warrants under a net-share settlement.

As noted above, in May 2006, we amended the Registration Agreement related to the Private Placements to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors. We amended the penalty for failure to register the underlying shares of common stock from cash to share-based payments, with a maximum limit of 59,834 penalty shares to be issued. Pursuant to EITF 00-19, with the elimination of these cash penalties, the fair value of the Warrants on the date of this amendment will be reclassified to equity from liability, and gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability will not be reversed.

Note 6. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three and nine month periods ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Net Loss	$(1,264)	$(3,377)	$(16,948)	$(13,878)
Unrealized gain on marketable securities	—	16	—	53
Foreign currency translation gain (loss)	(40)	406	59	162

Comprehensive loss	$(1,304)	$(2,955)	$(16,889)	$(13,663)

Note 7. Commitments and Contingencies

Legal Proceedings

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, and Wit Soundview Capital Corp, KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA’s stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by KANA’s insurers, we do not believe that the settlement will have any effect on our financial condition, results of operation or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and would defend the action vigorously.

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

Guarantees

The Company leases its facilities under noncancelable operating leases with various expiration dates through January 2011. In connection with one of its existing leases, as of September 30, 2005, the Company had outstanding a letter of credit totaling $116,000 with a maturity of September 30, 2005. The letter of credit was supported by restricted cash.

Indemnifications

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.

Warranties

The Company offers warranties on its software products. To date, there have been no material payments or costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2005. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Outsourcing Arrangements

In January 2003, the Company implemented an outsourcing strategy that involved entering into agreements for subcontracting a significant portion of its software programming, quality assurance, and technical documentation activities to development partners with staffing in India and China. All of these agreements, save for two pay-as-you-go master agreements for offshore development services, have expired or been cancelled.

Note 8. Restructuring Costs

As of September 30, 2005, the Company has $8.1 million in recorded restructuring liabilities primarily related to excess leased facilities exited in prior years. The majority of this restructuring reserve was originally recorded pursuant to provisions of Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and continues to be evaluated pursuant to the requirements thereof. For facilities vacated after December, 2002, the corresponding restructuring charge was recorded pursuant to the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and remained on the Company’s unaudited condensed consolidated balance sheet in accrued restructuring costs. Future cash outlays are anticipated through January 2011 unless the Company negotiates to exit the leases at an earlier date. The following table provides a summary of restructuring activity during the nine months ended September 30, 2004 and 2005 (in thousands):

	Facilities	Severance and Related	Total
	(unaudited)
Restructuring accruals:
Accrual as of December 31, 2003	$10,010	$184	$10,194
Payments made during the period	(2,606)	(184)	(2,790)
Payments received during the period	141	—	141
Effect of the exchange rate changes	363	—	363
Additional accruals	—	—	—

Accrual as of September 30, 2004	$7,908	$—	$7,908

Accrual as of December 31, 2004	$10,794	$—	$10,794
Payments made during the period	(2,496)	—	(2,496)
Payments received during the period	136	—	136
Effect of the exchange rate changes	(492)	—	(492)
Additional accruals	—	—	—
Adjustments to accruals	196	—	196

Accrual as of September 30, 2005	$8,138	$—	$8,138

To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at September 30, 2005. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than the Company’s accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on the Company’s statement of operations in a future period.

Note 9. Information About Geographic Areas

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation, and support of its software applications. The Company’s long-lived assets are primarily in the United States. The following table provides geographic information on revenue for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
North America	$7,597	$7,302	$22,209	$22,652
Europe	3,111	4,846	8,423	11,291
Asia Pacific	245	262	1,074	1,334

Total	$10,953	$12,410	$31,706	$35,277

During the three and nine months ended September 30, 2005, one customer represented 12% and 11%, respectively, of total revenues. During the three and nine months ended September 30, 2004, one customer represented 23% and 11%, respectively, of total revenues.

Note 10. Line of Credit

At September 30, 2005, the Company maintained a line of credit totaling $5.0 million, which was collateralized by all of its assets and bore an annual interest rate equal to the greater of the bank’s prime rate or 4.0% (7.75% as of September 30, 2005 and 4.75% as of September 30, 2004). Total borrowings as of September 30, 2005, under this line of credit were $4.2 million. The line of credit expired in November 2005, at which time the entire balance of the line of credit was paid.

Note 11. Subsequent Events

KANA did not timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and on October 17, 2005, KANA’s common stock was delisted from the NASDAQ National Market. KANA currently trades on the Pink Sheets.

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

On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan facility of $7.0 million (“Loan”). This Loan is made up of two parts, (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million, of which $2.0 million is available for a borrowing base for stand-by letters of credits, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire balance under the line of credit will be due. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit will accrue at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall Loan Facility was increased to $7.5 million. As of December 31, 2005, the Company had $7.4 million drawn against the Loan. On March 30, 2006, the Company modified the Business Financing Agreement with Bridge Bank to increase the additional advances for accounts receivable to $2.0 million and the overall Loan Facility to $8.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false.

The following discussion should be read in conjunction with our Annual Report on Form 10-K filed August 26, 2005, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

Kana Software, Inc. and its subsidiaries (“the Company” or “KANA”) is a world leader in multi-channel customer service. Our software applications enable organizations to improve the quality and efficiency of interactions with customers and partners across multiple communication points. The Company’s integrated solutions allow companies to deliver consistent, managed service across all channels, including email, chat, call centers and Web self-service, so customers have the freedom to choose the service they want, how and when they want it. As a result, our target market is comprised of large enterprises with high volumes of customer interactions, such as banks, telecommunications companies, high-tech manufacturers, healthcare organizations, and government agencies.

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from consulting and training. Our products are generally installed by our customers using a systems integrator, such as International Business Machines (“IBM”), Accenture, BearingPoint or HCL Technologies. To a large degree, we rely on our relationship with IBM to recommend and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. In the past, the Company supplied specialists (subject matter experts) to work with IBM and other systems integrators. While the Company continues this practice, the Company has recently seen an increase in providing consulting and implementation services directly. These services may be provided to our existing customers who would like the Company to review their implementations or to new customers who are not quite large enough to gain the interest of a large system integrator to provide services to the KANA customer. However, in the case of most of the initial installations of our premise based applications that are generally installed by our customers using a system integrator, these services generally increase the cost of the project substantially, subjecting their purchase to more levels of required approval and scrutiny of projected cost savings in their customer service and marketing departments. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur, if at all, which contributes to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

In the first quarter of 2005, we reduced our cost structure through the reduction of outsourced product development, a reduction in amortization related to the discontinuance of certain internal-use software, reduced headcount, and other cost reduction programs. In late 2005, we made a decision to back shore virtually all product development, i.e. we are in the process of bringing core technology development back to the United States. We will also be back shoring our Technical Support. We anticipate that these adjustments and others will reduce our total cost of licenses, cost of services, sales, marketing, research and development, and general and administrative expenses into the first quarter of 2006. After that time, we will strive to match our spending with the anticipated revenue but, given the unpredictability of our license revenue, we are unable to predict the time when the Company will be profitable, if at all.

Since 1997 we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services, and administration departments. As a result, we have incurred substantial losses since inception. On September 30, 2005, the Company had ending cash, cash equivalents, and short term investments of $14.2 million and borrowings outstanding under a line of credit in the amount of $4.2 million due in November 2005. As of September 30, 2005, the Company had an accumulated deficit of $4.3 billion and a negative working capital of $16.1 million. Losses from operations were $16.7 million for the first nine months of 2005, and $13.9 million for the first nine months of 2004. Net cash used for operating activities was $11.9 million for the first nine months of 2005 and $8.4 million in the first nine months of 2004. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

We continue to take steps to lower the expenses related to cost of revenues, sales and marketing, research and development, and general and administrative areas of the Company. We also successfully closed two private sales of KANA common stock, of approximately $2.4 million on June 30, 2005 and approximately $4.0 million on September 29, 2005. Management believes that based on its current plans, its existing funds will be sufficient to meet the Company’s working capital and capital expenditure requirements through September 30, 2006. However, if we experience lower than anticipated demand for our products, we will need to further reduce costs, issue equity securities or borrow money to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transactions may be on unfavorable terms.

As of September 30, 2005, we had 132 full-time employees, a decrease of 49 from 181 employees at December 31, 2004 and a decrease of 55 from 187 employees at September 30, 2004.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates.

We believe the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgements.

Revenue Recognition

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended.

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e. persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). The Company uses the residual method described in SOP 98-9 to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (1) the basic criteria of software revenue recognition have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the consulting services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. The Company does not provide significant customization of its software products.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, the Company generally does not recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met.

Probability of collection is based upon assessment of the customer’s financial condition through review of their current financial statements or publicly-available credit reports. For sales to existing customers, prior payment history is also considered in assessing probability of collection. The Company is required to exercise significant judgment in deciding whether collectibility is reasonably assured, and such judgments may materially affect the timing of our revenue recognition and our results of operations.

Services revenues include revenues for consulting services, customer support and training. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. KANA’s consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue.

Vendor-specific objective evidence for consulting and training services are based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for customer support is generally based on the price charged when an element is sold separately or the stated contractual renewal rates.

Cost of license revenue primarily includes license fees paid to third party software vendors and fulfillment costs. Cost of services revenue consists primarily of personnel related costs incurred in providing consulting services, customer support and training to customers.

Reserve for Loss Contract

During the second quarter of 2002, we received a scheduled payment of $4.0 million that we reported as deferred revenue, which was associated with an agreement to settle a loss contract. The $4.0 million is recognized as revenue as we fulfill our support and training obligations. As of September 30, 2005, we had recognized $3.7 million of the $4.0 million as revenue, and $350,000 remained in deferred revenue that relates to support to be recognized ratably through the first quarter of 2006. $880,000 of the $4.0 million was related to training and was recognized in the third quarter of 2005 when the training credits expired.

Accounting for Internal-Use Software

Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally, and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally five years) using the straight-line method. As of September 30, 2005, we had $561,000 of capitalized costs for internal use software, net of $355,000 accumulated depreciation.

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

Restructuring

During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities in Menlo Park, California, Princeton, New Jersey, Framingham, Massachusetts, and Marlow in the United Kingdom. Remaining lease commitment terms on these leases vary from two to six years. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have subleased some of the excess space, but in all cases, the sublease income is less than the rent we pay the landlord. We had $8.1 million in accrued restructuring costs as of September 30, 2005, which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of September 30, 2005, our estimate of accrued restructuring cost included an assumption that we would receive $2.0 million in sublease payments that are not subject to any contractual arrangement as of May 31, 2006. We have assumed that the majority of these assumed sublease payments will begin in 2007 and continue through the end of the related leases.

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

We regularly evaluate all potential indicators of impairment of goodwill and intangible assets, but at a minimum, test goodwill for impairment on an annual basis. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

Goodwill as of September 30, 2005 was $8.6 million.

We assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2005 through the quarter ended September 30, 2005. Any impairment loss could have a material adverse impact on our financial condition and results of operations. We performed the annual goodwill impairment test in the second quarter ended June 30, 2005.

Income Taxes

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

Contingencies and Litigation

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

Stock Based Compensation

We currently account for our stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock. However, we have adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, and disclose in our consolidated financial statement footnotes what the net loss and net loss per share would have been adjusted to if we accounted for options using the fair-value method under SFAS No. 123, Accounting for Stock-Based Compensation.

The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes valuation model to estimate the fair value of employee stock options. However, the Black-Scholes valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility. Because our stock options have characteristics significantly different from those of traded options and changes to the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing models do not provide a reliable single measure of the fair value of our employee stock options. We are currently evaluating our option valuation methodologies and assumptions in light of evolving accounting standards related to employee stock options. See Recent Accounting Pronouncements below.

Effect of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”) Share Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123R became effective for the Company on January 1, 2006. Through December 31, 2005, the Company has reported compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provides disclosure in the notes to the consolidated financial statements as required by SFAS 123. We have adopted the modified prospective application method and the Black-Scholes valuation model to determine the fair value of our stock as provided by the provisions of SFAS 123R. We have evaluated the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations and net loss per share.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. In accordance with this Bulletin, effective January 1, 2006 we will no longer present stock-based compensation separately on our statements of operations. Instead we will present stock-based compensation in the same lines as cash compensation paid to the same individuals.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. FSP 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the Jobs Act and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Act. Although FSP 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, we do not believe we will have any foreign earnings that we would repatriate. Therefore, we do not believe adoption of FSP 109-2 will have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligation.” FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We do not expect our adoption of FIN 47 to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS 3 Reporting Accounting Changes in Interim financial Statements – an amendment of APB No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by KANA in the first quarter of fiscal 2006. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Revenues:
License fees	15%	31%	17%	27%
Services	85	69	83	73

Total revenues	100	100	100	100

Costs and Expenses:
Cost of license fees	5	2	7	4
Cost of services	20	18	21	20
Amortization of acquired intangible assets	—	—	—	—
Sales and marketing	39	53	44	54
Research and development	27	39	33	42
General and administrative	20	13	26	16
Stock-based compensation	—	2	—	3
Impairment of internal-use software	—	—	20	—
Restructuring costs	(2)	—	1	—

Total costs and expenses	111	127	153	139

Loss from operations	(11)	(27)	(53)	(39)
Interest and other income (expense), net	(1)	—	(1)	—

Loss before income taxes	(11)	(27)	(53)	(39)
Income tax expense	—	1	—	—

Net loss	(12)%	(28)%	(53)%	(38)%

Revenues

License revenues include licensing fees only, and exclude associated maintenance and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon shipment provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies” above. License fees decreased 58% and 42% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year. License fees constituted 15% and 17% of total revenues during the three and nine months ended September 30, 2005, respectively, compared to 31% and 27% during the three and nine months ended September 30, 2004, respectively. While we are focused on increasing license revenue, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable.

Our service revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers (including when-and-if-available upgrades). Professional services revenues relate to providing consulting, training and, to a lesser extent, implementation services to our customers. Services revenue increased 9% and 1% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year. The relative consistency of services revenue is due to the nature of support revenues, which are recognized evenly over the related maintenance period and are typically renewed for one-year periods. The substantial majority of our backlog is comprised of firm orders relating to annual support contracts that were invoiced and recorded as deferred revenue as of the end of the period.

Revenues from domestic sales were $7.6 million and $7.3 million for the three months ended September 30, 2005 and 2004, respectively, and $22.2 million and $22.7 million for the nine months ended September 30, 2005 and 2004, respectively. Revenues from international sales were $3.4 million and $5.1 million for the three months ended September 30, 2005 and 2004, respectively, and $9.5 million and $12.6 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in both domestic and international revenues for the nine months ended September 30, 2005, was, in part, a combination of lengthy sales cycles and the continuing uncertainty in information technology spending in our markets, both by our customers and potential customers.

Cost of Revenues

Cost of license fees consist primarily of third-party software royalties, and to a lesser extent, costs of product packaging and documentation and production and delivery costs for shipments to customers. Cost of license fees as a percentage of license fees was 37% and 41% for the three and nine months ended September 30, 2005, respectively, compared to 5% and 13% for the same periods in the prior year, respectively. The increase in cost of license fees as a percentage of license fees in the three and nine month 2005 periods compared to the same periods in 2004 was due to the decrease in license fees in 2005 while certain of our royalty costs remained constant, regardless of the reduced number of licenses we sold. In addition, the cost of license fees also includes the royalty cost owed when customers upgrade certain software as well as year over year support. We are not able to predict when customers will choose to upgrade this software which will then cause us to expense this royalty cost. During the three and nine months ended September 30, 2005 there were customer upgrades which royalty had cost with no associated revenues. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades. We are looking at alternatives for some Original Equipment Manufacturer (“OEM”) products embedded in KANA products. If such alternatives are found viable and all else being equal, it could result in lower royalty expenses in the cost of license fees some time in 2006.

Cost of services consists primarily of salaries and related expenses for our customer support, consulting, and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of services as a percentage of services revenue was 24% and 25% for the three and nine months ended September 30, 2005, respectively, compared to 26% and 28% for the same periods in the prior year, respectively. This decrease was primarily due to the Company’s efforts to lower costs while not lowering the high level of support provided to customers purchasing services from KANA. The dollar decreases for the three and nine month periods ended September 30, 2005 were mainly in the categories of employee related costs and allocated expenses, offset in part by higher outsourcing expenses. Cost of services may increase or decrease depending on the demand for these services.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets recorded in the three and nine month periods ended September 30, 2005 related to $400,000 of identifiable intangibles purchased in connection with the Hipbone acquisition in February 2004. Acquired intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. We expect amortization of intangibles to be approximately $33,000 per quarter through the last quarter of 2006 with the balance fully amortized in the first quarter of 2007. Amortization may increase if we acquire another company.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, lead-generation programs, and marketing materials. Sales and marketing expenses decreased $2.2 million or 34%, and $4.9 million or 26% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year. These decreases were attributable primarily to a reduction of sales and marketing headcount as well as lower allocated expenses. As of September 30, 2005, we had 48 personnel in sales and marketing compared to 66 as of September 30, 2004, a 27% reduction.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels.

Research and Development

Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased $1.9 million or 40%, and $4.3 million or 29% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year. This decrease was attributable primarily to a reduction in outsourcing expenses as well as lower employee related expenses and allocated expenses. As of September 30, 2005, we had 28 personnel in research and development compared to 34 as of September 30, 2004, an 18% reduction.

Research and development expenses may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand.

General and Administrative

General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses increased $657,000 or 41%, and $2.6 million or 45% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year. These increased expenses were primarily due to significantly higher audit and legal fees and accruals for business taxes offset in part by lower employee related expenses. As of September 30, 2005, we had 31 personnel in general and administrative and IT combined compared to 46 as of September 30, 2004, a 33% reduction.

General and administrative expenses may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, taxes, bad debt expense and other administrative costs.

Amortization of Deferred Stock–Based Compensation

We amortize deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. As of September 30, 2005, all deferred stock-based compensation related to warrants and past employee stock option grants had been fully amortized.

Restructuring Costs

Based on current information, the Company has revalued the restructuring accrual and increased the accrual by $196,000 during the nine months ended September 30, 2005. This revaluation was a result of changes in the assumptions as to when certain U.S. facilities would be subleased which increased the reserve, offset by additional sublease income from the sublet of the Marlow U.K. facility. The Landlord for the Marlow property waved certain lease restrictions that limited the amount of space that could be sublet and the Company was able to sublease the remaining Marlow, U.K. space in December 2005.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense and changes in fair value of warrant liabilities. Interest income consists primarily of interest earned on cash and cash equivalents and marketable securities and was approximately $66,000 and $139,000 for the three and nine month periods ended September 30, 2005, respectively. Interest expense relates primarily to our line of credit and was approximately $133,000 and $294,000 for the three and nine month periods ended September 30, 2005, respectively. Interest and other income (expense), net also consists of changes in the fair value of warrant liabilities of approximately $66,000 for the three and nine month periods ended September 30, 2005.

Provision for Income Taxes

We have incurred operating losses on a consolidated basis for all periods from inception through September 30, 2005. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely. In the third quarter of 2005, certain consolidated foreign entities were profitable based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $18,000 and $134,000 in those foreign jurisdictions for the three and nine months ended September 30, 2005, respectively.

Liquidity and Capital Resources

As of September 30, 2005, we had $14.2 million in cash and cash equivalents, compared to $20.1 million in cash and cash equivalents and marketable securities at December 31, 2004. As of September 30, 2005, we had negative working capital of $16.1 million, compared to negative working capital of $9.7 million as of December 31, 2004.

As of September 30, 2005, we had $246,000 of restricted cash, which represents collateral for our letters of credit.

History and Recent Trends

We have had negative cash flows from operations in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The rate of cash we have used in operations is $12.7 million in 2003, $13.1 million in 2004, and $11.9 million in the first nine months of 2005. In 2003 and 2004, we implemented successive net workforce reductions of approximately 154 and 30 employees, respectively. During the first nine months of 2005, we had a net reduction of 49 employees. Staffing is expected to change from time to time based upon the balancing of roles between employees and outsourced staffing. We experienced negative cash flow from operations during the first nine months of 2005 and will experience continued negative cash flow during the remaining three months of 2005 due to continued net losses, paying for the high professional services and outsourcing expenses incurred in the first nine months, and continued outflow due to excess facilities. Our cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter, and we cannot be certain that we will meet our revenue expectations in any given period.

Primary Driver of Cash Flow

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

Operating Cash Flow

We had negative cash flow from operating activities of $11.9 million for the first nine months of 2005, which included a $16.9 million net loss, offset by non-cash charges of $6.3 million for the write off of internal use software, $196,000 for an increase in the restructuring reserve, $100,000 for amortization of intangibles, and $1.9 million in depreciation. Operating cash flows were negatively affected by a $1.0 million reduction in prepaid and other assets and $1.2 million increase in accounts payable and accrued liabilities, partially offset by $2.4 million decrease in restructured facilities, a $1.5 million increase in accounts receivable, and a $1.7 million decrease in deferred revenue.

Investing Cash Flow

Our investing activities provided $5.9 million of cash for the first nine months of 2005, which consisted primarily of the transfer of marketable securities into cash and cash equivalents.

Financing Cash Flow

Our financing activities provided $7.1 million of cash for the first nine months of 2005. In June 2005, the Company completed a private placement of unregistered securities for the issuance of 1,631,541 shares of common stock and warrants to purchase 815,769 shares of common stock for gross proceeds of $2.4 million. In September 2005, the Company continued the private placement of unregistered securities for the issuance of 2,626,912 shares of common stock and warrants to purchase 945,687 shares of common stock for gross proceeds of $4.0 million. These proceeds were partially offset by approximately $90,000 of stock issuance costs. See Note 4 of the notes to the condensed consolidated financial statements for a discussion of these private placements.

Existence and Timing of Contractual Obligations

At September 30, 2005, the Company maintained a line of credit totaling $5.0 million, which was collateralized by all of its assets and bore an annual interest rate equal to the greater of the bank’s prime rate or 4.0% (7.75% as of September 30, 2005 and 4.75% as of September 30, 2004). Total borrowings as of September 30, 2005 under this line of credit were $4.2 million. The line of credit expired in November 2005, at which time the entire balance of the line of credit was paid.

On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan facility of $7.0 million (“Loan”). This Loan is made up of two parts, (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million, of which $2.0 million is available for a borrowing base for stand-by letters of credits, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire balance under the line of credit will be due. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit will accrue at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall Loan Facility was increased to $7.5 million. As of December 31, 2005, the Company had $7.4 million drawn against the Loan. On March 30, 2006, the Company modified the Business Financing Agreement with Bridge Bank to increase the additional advances for accounts receivable to $2.0 million and the overall Loan Facility to $8.0 million.

Future payments due under loan agreement and lease obligations and contractual commitments related to other agreements as of September 30, 2005 were as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Line of credit	$4,217	$4,217	—	—	—
Non-cancelable operating lease obligation (1)	19,405	5,295	8,111	5,786	213
Less: Sublease income (2)	(8,206)	(1,277)	(3,455)	(3,398)	(76)
Other contractual obligations (3)	4,643	3,893	750	—	—

Total	$20,059	$12,128	$5,406	$2,388	$137

(1)	Includes leases for properties included in the restructuring liability.
(2)	Includes only subleases that are under contract as of September 30, 2005, and excludes future estimated sublease income for agreements not yet signed.
(3)	Represents minimum payments to four vendors for future royalty fees, minimum payments to one vendor for software services, minimum payments to one outsourcing company and minimum payments for severance obligations.

Outlook

Based on our current 2006 revenue expectations, management believes that, based on its current plans, its existing cash and cash equivalents, short-term investments, and cash from private sales of common stock will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2006. However, if we do not experience an increase in demand for our products from the level experienced in the first half of 2006, we will need to further reduce costs or raise additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity or equity-related securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

Factors That Could Affect Future Results

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

Risks Related to Our Business and Industry

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

Our business relies heavily on customer service solutions, and these solutions may not gain market acceptance.

We have made customer service solutions our main focus and, in recent periods, have allocated a significant portion of our research and development and marketing resources to the development and promotion of such products. If these products are not accepted by potential customers, our business would be materially adversely affected. For our current business model to succeed, we believe that we will need to convince new and existing customers of the merits of purchasing our customer service solutions over traditional customer relationship management, or CRM, solutions and competitors’ customer service solutions. Many of these customers have previously invested substantial resources in adopting and implementing their existing CRM products, whether such products are ours or are those of our competitors. We may be unable to convince customers and potential customers that it is worth them purchasing substantial new software packages to provide them with our specific customer service capabilities. If our strategy of offering customer service solutions fails, we may not be able to sell sufficient quantities of our product offerings to generate significant license revenues, and our business could be harmed.

Our expenses are generally fixed and we will not be able to reduce these expenses quickly if we fail to meet our revenue expectations.

Most of our expenses, such as employee compensation and outsourcing of technical support and certain development functions, are relatively fixed in the short term. Other expenses like leases are fixed and are more long term. Moreover, our forecast is based, in part, upon our expectations regarding future revenue levels. As a result, in any particular quarter our total revenue can be below expectation and we could not proportionately reduce operating expenses for that quarter. Accordingly, such a revenue shortfall would have a disproportionate negative effect on our expected operating results for that quarter.

If we fail to generate sufficient revenues to support our business and require additional financing, failure to obtain such financing would affect our ability to maintain our operations and to grow our business, and the terms of any financing we obtain may impair the rights of our existing stockholders.

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $14.2 million at September 30, 2005. It is likely that our cash position could decrease over the next few quarters and some customers will be increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

On November 30, 2005, the Company paid off the loan to Silicon Valley Bank and established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan facility of $7.0 million (“Loan”). This Loan is made up of two parts, (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million of which $2.0 million is available for a borrowing base for stand-by letters of credits, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire balance under the line of credit will be due. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit will accrue at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall Loan Facility was increased to $7.5 million On March 30, 2006, the Company modified the Business Financing Agreement with Bridge Bank to increase the additional advances for accounts receivable to $2.0 million and the overall Loan Facility to $8.0 million. As of March 31, 2006, the Company had $7.9 million drawn against the Loan. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the current uncertain market climate, and we may not be successful in implementing or negotiating other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences, and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition with our products from systems designed in-house and by our competitors. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for eCRM platforms are larger, more established companies such as Oracle, which recently acquired Siebel Systems. The rate that competitors are consolidating is increasing. We also face competition from Chordiant Software, ATG, Knova, RightNow, Amdocs, and Pegasystems with respect to specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise. As we have combined and enhanced our product lines to offer a more comprehensive software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of September 30, 2005, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

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

We have substantially reduced our headcount over the last two years from a total of 211 as of December 31, 2003 to 181 as of December 31, 2004 to 125 as of December 31, 2005. The majority of this reduction was the result of our decision to shift a significant portion of our software programming, quality assurance, and technical documentation activities to international development partners in early 2003. We reduced the size of our research and development department from 88 employees as of December 31, 2003 to 34 employees as of December 31, 2004, and to 30 employees as of December 31, 2005. In addition, we reduced the level of our expenditures on outsourced development in 2005 (the Company announced plans to further reduce headcount in certain locations and concentrate R&D efforts in our Headquarters in Menlo Park, California). The reductions in our research and development headcount and the reductions in our outsourced development capacity may limit our ability to release products within expected timeframes. For example, many of the employees who were terminated in headcount reductions possessed specific knowledge or expertise that may prove to have been important to our operation. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Our termination of two outsourcing arrangements in early 2005 may further reduce our ability to respond to development challenges and to introduce new products in expected timeframes.

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

If we do not continue to improve our products and develop new products that keep pace with competitive product introductions and technological developments, satisfy diverse and rapidly evolving customer requirements, and achieve market acceptance, we might be unable to attract new customers. Our industry is characterized by rapid and substantial developments in the technologies and products that enjoy widespread acceptance among prospective and existing customers. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. In addition, if our international development partners fail to provide the development support we need, our products and product documentation could fall behind those produced by our competitors, causing us to lose customers and sales. We might not be successful in marketing and supporting our products or developing and marketing other product enhancements and new products that respond to technological advances and market changes, on a timely or cost-effective basis. In addition, even if these products are developed and released, they might not achieve market acceptance. In addition, even if these products are developed and released, they might not achieve market acceptance. We have experienced delays in releasing new products and product enhancements in the past and could experience similar delays in the future. These delays or problems in the installation or implementation of our new releases could cause us to lose customers.

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

Our independent registered public accounting firm has identified material weaknesses in our internal controls that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

In the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm identified and reported material weaknesses in our internal control over financial reporting. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our audited consolidated financial statements. In addition, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures and found that they were not effective. First, we had weaknesses in our general accounting processes related to insufficient documentation and analyses to support our consolidated financial statements, failure to properly evaluate estimates of royalties due, and insufficient staffing in the accounting and reporting function, which is exacerbated by changes in management and accounting personnel and insufficient training of our accounting department. Second, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, these required adjustments to our consolidated financial statements for the year ended December 31, 2004.

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

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 that continued to exist during the first three quarters of 2005. As a result, we are unable to conclude that our disclosure controls and procedures were effective as of September 30, 2005. (See Item 4. Controls and Procedures in Part I: Financial Information) We believe that these deficiencies did not have a material impact on our financial statements included in this report due to the fact that we performed substantial analysis on and for the September 30, 2005 and prior periods balances, including performing historical account reconciliations, having account balance analysis reviewed by senior management and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or accounting principles generally accepted in the United States, and they increase the risk of error.

Management, with the oversight of the Audit Committee of the Board of Directors, has begun to address these control deficiencies and is committed to effective remediation of all these deficiencies as expeditiously as possible. For instance, our new Chief Financial Officer joined the Company in mid October 2004. Some new processes and controls have already been approved and are being implemented. The Company plans to develop and implement further improvements and additional controls. In addition, management believes that it has remediated the material weakness relating to travel and entertainment expense reimbursement during the first quarter of 2005. The Company’s other weaknesses will not be considered remediated until new internal controls are developed and implemented throughout the Company, are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

Our remediation measures may not be successful in correcting the material weakness reported by our independent registered public accounting firm. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. In addition, controls may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. Any failure to remediate the material weaknesses described above or to implement and maintain effective internal controls could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We face additional risks and costs as a result of the delayed filing of our quarterly reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2005, and March 31, 2006, and our Annual Report on Form 10-K for the years ended December 31, 2004 and 2005.

As a result of missing an established deadline with the NASDAQ Qualifications Panel for filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we have experienced additional risks and costs. The March 31, 2005 10-Q was filed on October 11, 2005, past the NASDAQ Listing Qualifications Panel’s established deadline of October 7, 2005 thus, the NASDAQ Listing Qualifications Panel delisted the Company’s common stock effective as of the beginning of trading on October 17, 2005. Since our common stock was delisted from The NASDAQ Stock Market, the ability of our stockholders to sell our common stock has been severely limited, causing our stock price to continue to decline.

As a result of our delayed filings, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. Instead, the Company may be required to use Form S-1 to raise capital or complete acquisitions, which would increase transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

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

In addition, stock markets in general, and particularly The NASDAQ National Market and the “Pink Sheets,” have experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.

Since becoming a publicly traded security listed on The NASDAQ National Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.65 per share. On October 17, 2005, our common stock was delisted from The NASDAQ National Market due to the failure to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Since October 17, 2005, our common stock has been traded on the “Pink Sheets.” The last reported sale price of our shares on May 31, 2006 was $1.90 per share.

We have experienced transitions in our management team, our board of directors and our independent registered public accounting firm in the past and may continue to do so in the future.

We have experienced a number of transitions with respect to our board of directors, executive officers, and our independent registered public accounting firm in recent quarters, including the following:

•	In June 2006, Deloitte & Touche LLP, our independent registered public accounting firm resigned.

•	In June 2006, Brian Kelly resigned from his position as President, Connectify.

•	In February 2006, we appointed Burr, Pilger & Mayer LLP as our new independent registered public accounting firm.

•	In February 2006, Alan Hubbard resigned from his position as Executive Vice President of Products and Technology.

•	In January 2006, Deloitte & Touche LLP notified us that they will resign as our independent registered public accounting firm upon completion of their review of our unaudited financial statements for the quarter and six months ended June 30, 2005.

•	In December 2005, William Clifford was elected to our board of directors.

•	In November 2005, Chuck Bay retired from the Board of Directors.

•	In October 2005, John F. Nemelka was elected to our board of directors.

•	In September 2005, Tim Angst resigned from his position as Executive Vice President of Worldwide Operations.

•	In August 2005, Michael S. Fields accepted the position of Chief Executive Officer while retaining his role as chairman of the board.

•	In August 2005, Mr. Bay resigned his position as Chief Executive Officer.

•	In July 2005, Mr. Bay began a leave of absence from his position as Chief Executive Officer, and Mr. Fields was appointed acting president and chairman of the board.

•	In May 2005, Michael J. Shannahan and Mr. Fields were elected to our board of directors.

•	In April 2005, two of our independent outside directors, Mark Bertelson and Thomas Galvin, resigned from our Board of Directors and Board committees.

•	In November 2004, Stephanie Vinella was elected to our board of directors.

•	In October 2004, Thomas Doyle resigned from his position as Chief Operating Officer and President.

•	In July 2004, PricewaterhouseCoopers LLP, our independent accountants, resigned as our independent registered public accounting firm. In September 2004, we appointed Deloitte & Touche LLP as our new independent registered public accounting firm.

•	In May 2004, John Huyett resigned from his position as Chief Financial Officer, and in October 2004, John Thompson was appointed Executive Vice President and Chief Financial Officer.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 30% of our total revenues for the nine months ended September 30, 2005, compared to 36% of our total revenues for the nine months ended September 30, 2004 and 35% of total revenues for the entire 2004 year. We have established offices in the United States, Europe, Japan, and Hong Kong. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, international operations can lead to greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal fluctuations in business activity and increases in our tax rates. Any growth in our international operations would compound these difficulties. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than expected.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”) Share-Based Payment, to require companies to expense employee stock options for financial reporting purposes. This standard is effective for the Company for our annual period beginning on January 1, 2006. Such stock option expensing will require us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation. When we are required to expense employee stock options in the future, this change in accounting treatment could materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For pro forma disclosure illustrating the effect such a change on our recent results of operations, see Note 1 of the Condensed Consolidated Financial Statements. The adoption of SFAS 123R could adversely affect our ability to comply with the profitability covenants of our credit facility with our bank.

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

Our certificate of incorporation, bylaws and equity compensation plans include provisions that may deter an unsolicited offer to purchase us. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer, or proxy contest. Furthermore, our board of directors is divided into three classes, only one of which is elected each year. In addition, directors are only removable by the affirmative vote of at least two-thirds of all classes of voting stock. These factors may further delay or prevent a change of control of us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell these products in North America, Europe, Asia, and Australia. In the year ended December 31, 2004 and the nine month period ended September 30, 2005, revenues from customers outside of the United States approximated 35% and 30% of total revenues, respectively. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2005, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not consider our cash equivalents or any short-term investments to be subject to interest rate risk due to their short maturities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses and Corrective Action Plans

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

As a result of the investigation, the Audit Committee concluded that during the 2002—2004 period, our then Chairman of the Board of Directors and Chief Executive Officer, Chuck Bay, had received reimbursement for approximately $137,000 in expenses that did not comply with the Company’s policies, that lacked sufficient documentation, or that were otherwise erroneous or duplicative. The Audit Committee also concluded that certain other executive officers received travel, entertainment and other expense reimbursements in lesser amounts that did not comply with the Company’s policies, lacked sufficient documentation, or were otherwise erroneous or duplicative. The Audit Committee did not conclude that the excess reimbursements were the result of willful misconduct on the part of Mr. Bay, or any other KANA employee. Rather, the Audit Committee primarily attributed the excess reimbursements to the existence of multiple and inconsistent travel and entertainment policies, inadequate review of expense reimbursement requests and carelessness.

During the first quarter of 2005, the Audit Committee adopted various remedial measures, including a requirement that Mr. Bay and others immediately repay the amounts that the Audit Committee determined were inappropriate. Mr. Bay and the other individuals have repaid these amounts in full. The Audit Committee has also directed that management adopt a single, comprehensive travel and entertainment reimbursement policy and implement enhanced procedures and controls for the submission and review of expense reimbursement requests. Management has implemented these measures, and the Audit Committee will continue to monitor the effectiveness of these remedial measures. In addition, the independent directors determined that it would be advisable to separate the roles of Chairman of the Board of Directors and Chief Executive Officer. Accordingly, Mr. Bay has resigned from his position as Chairman of the Board of Directors, effective May 23, 2005, while he retained his positions as a member of our Board of Director’s and as Chief Executive Officer. Subsequently, on August 25, 2005, Mr. Bay resigned from his position as Chief Executive Officer. Mr. Bay’s position as a Director expired at the Annual Stockholders Meeting Held in November 2005.

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

In the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm identified and reported additional material weaknesses in our internal control over financial reporting. First, we had weaknesses in our general accounting processes related to insufficient documentation and analyses to support our consolidated financial statements, failure to properly evaluate estimates of royalties due, inadequate reconciliation of inter-company accounts, insufficient staffing in the accounting and reporting function, which were exacerbated by changes in management and accounting personnel, and insufficient training of our accounting department. Second, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, this required adjustments to our financial statements for the year ended December 31, 2004.

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 which continued to exist during the first three quarters of 2005. As a result, we concluded that our internal controls over financial reporting were not effective as of September 30, 2005. We believe that these deficiencies did not have a material impact on our condensed consolidated financial statements included in this report due to the fact that we performed substantial analysis on the September 30, 2005 and prior period financial statement balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management, and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or accounting principles generally accepted in the United States, and increase the risk of error.

Management, with the oversight of the Audit Committee of the Board of Directors, has begun to address these control deficiencies and is committed to effectively remediate these deficiencies as expeditiously as possible. The Chief Financial Officer joined the company in mid October 2004. Some new processes and controls have already been approved and are being implemented. We will continue to develop and implement further improvements and additional controls. In addition, management believes that it has corrected the material weakness relating to travel and entertainment expense reimbursement by the end of the first quarter of 2005. Our other weaknesses will not be considered corrected until new internal controls are developed and implemented, are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC and Wit Soundview Capital Corp, KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA’s stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by KANA’s insurers, we do not believe that the settlement will have any effect on our financial condition, results of operation or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and will defend the action vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Note applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date
10.01	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc. and each of the Buyers set forth on the signature pages thereto.	8-K	000-27163	10.01	10/3/05

10.02	Registration Rights Agreement, dated as of September 29, 2005, by and among Kana Software, Inc. and each of the Buyers set forth on the signature pages thereto.	8-K	000-27163	10.02	10/3/05

10.03	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/3/05

10.04	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/3/05

10.05	Amendment to the Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/3/05

10.06	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP and NightWatch Capital Partners II, LP, dated September 29, 2005.	8-K	000-27163	10.06	10/3/05

10.07	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/3/05

10.08	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund Ltd.					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s quarterly report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 6, 2006	KANA Software, Inc.

/s/ Michael S. Fields
Michael S. Fields Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ John M. Thompson
John M. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date
10.01	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc. and each of the Buyers set forth on the signature pages thereto.	8-K	000-27163	10.01	10/3/05

10.02	Registration Rights Agreement, dated as of September 29, 2005, by and among Kana Software, Inc. and each of the Buyers set forth on the signature pages thereto.	8-K	000-27163	10.02	10/3/05

10.03	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/3/05

10.04	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/3/05

10.05	Amendment to the Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/3/05

10.06	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP and NightWatch Capital Partners II, LP, dated September 29, 2005.	8-K	000-27163	10.06	10/3/05

10.07	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/3/05

10.08	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund Ltd.					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s quarterly report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.