Form 10-K
period 2005-12-31
KANA SOFTWARE INC
filed 2006-07-06
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27163

Kana Software, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

181 Constitution Drive Menlo Park, California	94025
(Address of Principal Executive Offices)	(Zip Code)

(650) 614-8300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $49,395,302 based upon the closing sales price of the Registrant’s Common Stock as reported on the NASDAQ National Market of $1.60.

At May 31, 2006 the Registrant had outstanding approximately 34,517,637 shares of Common Stock, $0.001 par value per share.

KANA Software, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2005

PART I

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1A “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. BUSINESS.

Overview

KANA Software, Inc. (the “Company” or “KANA”) is a world leader in multi-channel customer service. Our software applications enable organizations to improve the quality and efficiency of interactions with customers and partners across multiple communication points. KANA’s integrated solutions allow companies to deliver consistent, managed service across all channels, including email, chat, call centers and Web self-service, so customers have the freedom to choose the service they want, how and when they want it. Our target market is the Global 2000 with a focus on large enterprises with high volumes of customer interactions, such as banks, telecommunications companies, high-tech manufacturers, healthcare organizations and government agencies.

We are headquartered in Menlo Park, California, with offices in Japan, Hong Kong, Korea and throughout the United States and Europe.

We were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. We had no significant operations until 1997. References in this Annual Report on Form 10-K to “we,” “our” and “us” collectively refer to KANA, our predecessor and our subsidiaries and its predecessors. Our principal executive offices are located at 181 Constitution Drive, Menlo Park, California 94025 and our telephone number is (650) 614-8300. Our Internet website is located at http://www.kana.com. We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). All such filings are also available at the Securities and Exchange Commission Public Reference Room at 100F Street, NE, Washington, DC 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-(800)-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC which can be found at http://www.sec.gov.

Our Strategy

Deliver world-class products that focus on improving customer satisfaction, increasing corporate revenue and reducing the cost to provide service. Independent studies have shown that a significant percentage of an enterprise’s cost of providing service to its customers resides in resolving individual customer questions and problems, or cases. These cases must be received, routed, tracked and resolved by customer service agents. While many enterprises possess technology capable of routing and tracking cases, the actual resolution of customer issues is largely unautomated, and therefore is the most costly phase. Our product portfolio addresses this largely underserved customer service resolution market. Our knowledge-powered customer service solutions focus on automating the service resolution process across multiple channels. The majority of our license revenues are for applications that are used by our customers’ agents (Assisted Service), or directly by their customers (Web Self-Service), empowering them with knowledge and information to resolve their issues.

Partner with the world’s leading system integrators. Our strategy is to focus our efforts on the sale of software and maintenance and to enter into strategic relationships with leading systems integrators in order to provide our customers with a wide range of implementation, systems integration and consulting services. Our professional services organization augments the systems integrator partners with subject matter expertise on our applications. Our customers can benefit from the integrators’ deep KANA product expertise, as well as their outstanding industry knowledge and proven integration success. In addition, these integrators employ larger sales forces than we do, and we generally coordinate our sales efforts with them.

Deliver industry-specific applications. Some industries, such as banking, telecommunications and healthcare, have exceptionally high volumes of customer interactions, and providing consistent and accurate feedback to customers of companies in these industries has become increasingly difficult as the products and offerings of such companies have become increasingly complicated. We continue to expand our portfolio of industry-specific applications to address the unique needs of our customers through a series of industry starter kits.

Products

KANA provides a comprehensive suite of customer service software. Around the world, KANA’s multi-channel customer service solutions are helping Global 2000 companies provide more intelligent, effective interactions with customers, leading to loyal and lasting customer relationships while reducing costs in the contact center.

KANA’s suite of multi-channel solutions is built on open standards for a high degree of adaptability and flexibility. KANA solutions provide the critical link between contact centers and marketing departments, allowing organizations to have effective, efficient interactions with customers at all points of contact (including web, telephone and e-mail) and throughout the enterprise. KANA employs robust reporting tools across its entire product family to allow companies to continually analyze and improve their customer and partner relationships. These features enable Global 2000 companies and other enterprises to reduce the cost of information access for their employees, customers and partners while creating profitable customer relationships.

Our customers can deploy KANA’s multi-channel solutions as a complete suite or as separate applications. Our solutions include the following products:

•	KANA IQ - Bringing together a self-service application for customers along with an assisted-service solution for contact center agents, KANA IQ is a sophisticated knowledge base that enables customers and agents alike to quickly and accurately locate the information they need.

•	KANA Response - KANA Response is a high-performance email management system that enables agent-assisted service with fast, high-volume, intelligent, automated e-mail, Web and instant messaging request management.

•	KANA ResponseIQ - KANA ResponseIQ is a tightly-integrated combination of KANA IQ and KANA Response that enables companies to better manage e-mail responses to customer inquiries by accessing a common knowledge base that routes requests through appropriate communications channels. ResponseIQ either automatically responds to customers’ requests with answers to their questions or, when an automatic answer is unavailable or the customer indicates that the automatic answer is not sufficient, forwards requests to the most qualified agents based on the rules set by the organization.

•	KANA Contact Center - KANA Contact Center is a multi-channel customer service application for contact centers that provides request management, solution publishing, self-service capabilities, and extranet workflow.

Our applications are designed to easily integrate with other enterprise software and legacy systems. They can be installed on systems running either Unix or Microsoft Windows NT operating systems, and provide customers with capabilities for personalization, customer profile management, inquiry management, universal business rules, knowledge management, and extranet workflow. They can be linked with customers’ legacy systems allowing customers to design their systems to preserve previous investments. Our service orientated architecture uses data modeling to make data located in external systems available in our application without requiring the data to be moved or replicated. KANA’s applications are built on a single web-architected platform, which we refer to as KANA’s Enterprise Application Framework. This service-orientated framework provides KANA customers with full access to our applications using a standard web browser and without requiring them to install additional software on their individual computers.

Alliances

We enter into strategic relationships with leading systems integrators that have developed significant expertise with our web-architected applications and are able to provide customers with a wide range of consulting, implementation and systems integration services. Our systems integrator partners are involved in most customer engagements and, in 2001, we significantly reduced the size of our professional services team and narrowed the scope of our professional services program in part to ensure that we did not compete with these key partners for professional services engagements. In addition, many of these systems integrators act as resellers for our products, and we rely on them for assistance in driving our sales efforts. We believe that support for our products by these systems integrators is increasingly important in influencing new customers’ decisions to license our products. Our systems integrators include Accenture, BearingPoint, HCL Technologies, and International Business Machines (“IBM”) Business Consulting Services. These integrators have been integral to KANA’s success in selling its products to large-organizations such as Advanced Micro Devices, Blue Cross and Blue Shield of Minnesota, Dell Computer Corp., eBay, Highmark, O2, Sony Electronics, Inc., Sprint, Wachovia, Yahoo! and others.

Services and Support

Customer Support. Our customer support group uses KANA’s own applications to provide multi-channel global support for our customers and partners, including phone and e-mail support and self-service solutions via our KANA Customer and KANA Partner customer support portals.

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

Customers

Our customers range from Global 2000 companies to growing companies pursuing an e-business strategy. The following is a list of customers that we believe are representative of our overall customer base:

Financial Services	Communications
Ameritrade	AT&T
Axa	BellCanada
Bank of America	BellSouth
Bank One	Cingular Wireless
Bank Leumi	Comcast
Capital One	Eircom
Citizens Bank	Hutchison 3G
Citigroup	O2
Create Services (Lloyds TSB)	SBC
E*Trade	Sprint
Hana Bank	Telstra
JP Morgan Chase	Verizon Communications
Kookmin Bank	Verizon Wireless
Sumitomo Mitsui Card Company
TD Waterhouse
Wachovia
Washington Mutual

Health Care	Government/Education
Allergan	Open University
Anthem	State of California
Blue Cross Blue Shield Minnesota	State of Ohio
Cigna	UK Inland Revenue
Highmark
Kaiser Permanente

High Technology	Transportation/Hospitality
BEA Systems	America West Airlines
Dell Computer Corp.	Best Western International
Earthlink	British Airways
eBay	Delta Airlines
CAP GEMINI	Disney
Hewlett-Packard	Jet Blue Airways
IBM	KLM
Malam Information Technologies	Northwest Airlines
NEC	Priceline.com
Palm	Travelocity
Siemens
Texas Instruments
Yahoo!

Manufacturing/Consumer Goods	Retail
ADC	1-800 Flowers
Canon	Avon.com
Creative Labs	Barnes & Noble.com
Daimler-Chrysler	eBay
Nissan	Home Depot
Polycom	Staples.com
Sony Electronics, Inc.	Target
Taylor Made	The Gap
Xerox	Williams-Sonoma

One customer, IBM, accounted for 11% of our total revenues in both 2004 and 2005. No customer accounted for 10% or more of our total revenues in 2003. A substantial portion of our license and service revenues in any given quarter has been, and we expect will continue to be, generated from a limited number of customers. Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we consider ourselves to be in a single industry segment: specifically the licensing and support of its software applications. Revenue classification is based upon customer location. See Note 12 to the Consolidated Financial Statements in Item 8 for geographic information on revenue for the years ended December 31, 2005, 2004, and 2003 and our long-lived assets (Property and Equipment, net, and Other Assets), at December 31, 2005 and 2004.

Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development. In the first quarter of 2003, we began implementing an outsourcing strategy, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to HCL, Accenture, IBM and BearingPoint with staffing in India and China. A substantial amount of outsourcing resources was devoted to developing a new version of our solutions on a J2EE architecture, which was released in December 2004. We began to significantly reduce the scope of our outsourced development activities in early 2005 to better align our costs with our revenues.

Our success significantly depends on our ability to enhance our existing customer service solutions and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of our existing and prospective customers. The challenges of developing new products and enhancements require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead existing and potential customers to choose a competitor’s products.

Our research and development expenses were $13.2 million, $19.5 million, and $21.4 million in 2005, 2004, and 2003 respectively.

Competition

The market for our products and services is intensely competitive, evolving and subject to rapid technological change. We currently face competition for our products from software designed by our customers’ in-house development teams and by third parties. We expect that these competing software applications will continue to be a major source of competition for the foreseeable future. Our primary competitors for customer relationship management software platforms are larger, more established companies such as Oracle which recently acquired Siebel Systems. We also face competition from Chordiant Software, ATG, Amdocs, Knova, Talisma, eGain, RightNow, Instranet and Pegasystems with respect to several specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, especially knowledge-powered products.

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

Intellectual Property

We rely upon a combination of patent, copyright, trade secret and trademark laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have six issued U.S. patents, four of which expire in 2018 and two of which expire in 2020, and a number of U.S. patent applications pending. Our pending applications, if allowed, in conjunction with our issued patents, would cover a significant portion of the technology underlying our products and services. We have also filed international patent applications corresponding to some of our U.S. applications. In addition, we have several trademarks that are registered or pending registration in the U.S. or abroad. Although we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position.

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

Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe. Any of these third parties might make a claim of infringement against us. See Item 1A “Risk Factors”—“We may become involved in litigation over proprietary rights, which could be costly and time consuming.”

Backlog

As of December 31, 2005 and 2004 we had $17.9 million and $21.1 million, respectively, in backlog, which relates to firm orders, with $516,000 and $2.2 million, respectively, not expected to be recognized within one year due to the timing of obligations in the underlying agreement. The substantial majority of these firm orders relates to annual support contracts, and was invoiced and recorded as deferred revenue as of December 31, 2005 and 2004.

Employees

As of December 31, 2005, we had 125 full-time employees, compared to 181 full-time employees as of December 31, 2004. As of May 31, 2006, we had 130 permanent full-time employees. Of the May 31, 2006 employees, 30 were in our services and support group, 47 were in sales and marketing, 25 were in research and development, and 28 were in finance, legal, Information Technology (“IT”) and administration.

ITEM 1A. RISK FACTORS.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $6.2 million at December 31, 2005. It is likely that our cash position could decrease over the next few quarters and some customers will be increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition with our products from systems designed in-house and by our competitors. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for eCRM platforms are larger, more established companies such as Oracle, which recently acquired Siebel Systems. The rate that competitors are consolidating is increasing. We also face competition from Chordiant Software, ATG, Amdocs, Knova, Talisma, eGain, RightNow, Instranet, and Pegasystems with respect to specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise. As we have combined and enhanced our product lines to offer a more comprehensive software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of December 31, 2005, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our stockholders’ deficit at December 31, 2005, was $9.8 million. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

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

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 that continued to exist during 2005. As a result, we are unable to conclude that our disclosure controls and procedures were effective as of December 31, 2005. (See Item 9A. Controls and Procedures in Part II: Financial Information). We believe that these deficiencies did not have a material impact on our consolidated financial statements included in this report due to the fact that we performed substantial analysis on and for the December 31, 2005 and prior periods balances, including performing historical account reconciliations, having account balance analysis reviewed by senior management and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or accounting principles generally accepted in the United States, and they increase the risk of error.

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

Our remediation measures may not be successful in correcting the material weakness reported by our independent registered public accounting firms. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. In addition, controls may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. Any failure to remediate the material weaknesses described above or to implement and maintain effective internal controls could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We face additional risks and costs as a result of the delayed filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2005, and March 31, 2006, and our Annual Report on Form 10-K for the years ended December 31, 2004 and 2005.

As a result of missing an established deadline with the NASDAQ Listing Qualifications Panel for filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we have experienced additional risks and costs. The March 31, 2005 10-Q was filed on October 11, 2005, past the NASDAQ Listing Qualification Panel’s established deadline of October 7, 2005; thus, the NASDAQ Listing Qualifications Panel delisted the Company’s common stock effective as of the beginning of trading on October 17, 2005. Since our common stock was delisted from The NASDAQ Stock Market, the ability of our stockholders to sell our common stock has been severely limited, causing our stock price to continue to decline.

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

Our common stock was delisted from The NASDAQ National Market effective at the opening of business on October 17, 2005 and our common stock is currently trading on the “Pink Sheets.” This delisting will likely reduce the liquidity of our securities, could cause investors not to trade in our securities and result in a lower stock price and could have an adverse effect on the Company. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on a NASDAQ Market. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital. While we intend to seek to have our common stock quoted on the Over the Counter (“OTC”) Bulletin Board, there can be no assurances as to when, or whether, they will become quoted on the OTC Bulletin Board.

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

We have experienced a number of transitions with respect to our board of directors, executive officers, and our independent registered public accounting firm in recent quarters, including the following:

•	In June 2006, Deloitte & Touche LLP, our independent registered public accounting firm resigned.

•	In June 2006, Brian Kelly resigned from his position as President, Connectify.

•	In February 2006, we appointed Burr, Pilger & Mayer LLP as our new independent registered public accounting firm.

•	In February 2006, Alan Hubbard resigned from his position as Executive Vice President of Products and Technology.

•	In January 2006, Deloitte & Touche LLP notified us that they would resign as our independent registered public accounting firm upon completion of their review of our unaudited financial statements for the quarter and six months ended June 30, 2005.

•	In December 2005, William Clifford was elected to our board of directors.

•	In November 2005, Chuck Bay retired from the Board of Directors.

•	In October 2005, John F. Nemelka was elected to our board of directors.

•	In September 2005, Tim Angst resigned from his position as Executive Vice President of Worldwide Operations.

•	In August 2005, Michael S. Fields accepted the position of Chief Executive Officer while retaining his role as chairman of the board.

•	In August 2005, Mr. Bay resigned his position as Chief Executive Officer.

•	In July 2005, Mr. Bay began a leave of absence from his position as Chief Executive Officer, and Mr. Fields was appointed acting president and chairman of the board.

•	In May 2005, Michael J. Shannahan and Mr. Fields were elected to our board of directors.

•	In April 2005, two of our independent outside directors, Mark Bertelson and Thomas Galvin, resigned from our Board of Directors and Board committees.

•	In November 2004, Stephanie Vinella was elected to our board of directors.

•	In October 2004, Thomas Doyle resigned from his position as Chief Operating Officer and President.

•	In July 2004, PricewaterhouseCoopers LLP, our independent accountants, resigned as our independent registered public accounting firm. In September 2004, we appointed Deloitte & Touche LLP as our new independent registered public accounting firm.

•	In May 2004, John Huyett resigned from his position as Chief Financial Officer, and in October 2004, John Thompson was appointed Executive Vice President and Chief Financial Officer.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 30% of our total revenues for the year ended December 31, 2005, compared to 35% of our total revenues for the year ended December 31, 2004. We have established offices in the United Kingdom, Japan, the Netherlands, Hong Kong and South Korea. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, international operations can lead to greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal fluctuations in business activity and increases in our tax rates. Any growth in our international operations would compound these difficulties. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than expected.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (‘SFAS 123R”) Share-Based Payment, to require companies to expense employee stock options for financial reporting purposes. This standard became effective for the Company for our quarterly and annual periods beginning on January 1, 2006. Such stock option expensing requires us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. Through December 31, 2005, we have accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. When we expense employee stock options in the future, this change in accounting treatment could materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For pro forma disclosure illustrating the effect such a change on our recent results of operations, see Note 1 to the Consolidated Financial Statements in Item 8. The adoption of SFAS 123R could adversely affect our ability to comply with the financial covenants of our credit facility with our bank.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in Menlo Park, California, where we lease approximately 45,000 square feet under a lease that expires in April 2007. In addition, we lease offices in several cities throughout the United States and internationally in the Netherlands, Japan, Korea, and Hong Kong. We believe the facilities we are now using are adequate and suitable for our business requirements.

We have a total of approximately 39,460 square feet of excess space available for sublease or renegotiation. The excess space is located in Menlo Park, California, and Princeton, New Jersey. Remaining lease commitment terms on these leases vary from one to five years. We are seeking to sublease or renegotiate the obligations associated with the excess space.

ITEM 3. LEGAL PROCEEDINGS.

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC and Wit Soundview Capital Corp, KANA and certain current and former officers of KANA were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including KANA, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of KANA, purchased KANA’s stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of KANA’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by KANA’s insurers, we do not believe that the settlement will have any effect on our consolidated financial condition, results of operation or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and will defend the action vigorously.

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

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our consolidated results of operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2005 Annual Meeting of Stockholders was held on November 17, 2005 at Fenwick & West LLP, located at Silicon Valley Center, 801 California Street, Mountain View, California. Four proposals were voted on at the meeting. The results of each proposal are as follows.

Proposal No. 1 to elect two (2) Class III directors to serve for a three-year term expiring at the 2008 Annual Meeting of Stockholders or until a successor is duly elected and qualified, or until his earlier resignation, death or removal was approved by the stockholders. The nominees received the following votes:

Nominee	For	Withheld
Michael S. Fields	25,590,566	797,913

John F. Nemelka	25,567,666	820,813

Incumbent Class II directors Jerry Batt, Michael J. Shannahan and William T. Clifford are currently serving for a term expiring at the 2007 Annual Meeting of Stockholders. Incumbent Class I directors Dr. Dixie L. Mills and Stephanie Vinella are currently serving for a term expiring at the 2006 Annual Meeting of Stockholders.

Proposal No. 2 to approve an amendment to the KANA 1999 Stock Incentive Plan to increase the size of automatic stock option grants to our non-employee directors and to update the KANA 1999 Stock Incentive Plan to reflect all prior split adjustments and “evergreen” was approved by the stockholders. This proposal received the following votes:

Votes
For	9,220,575

Against	1,901,113

Abstain	53,343

Proposal No. 3 to to approve an amendment to our Certificate of Incorporation to decrease the number of authorized shares of common stock from 1,000,000,000 to 250,000,000 was approved by the stockholders. This proposal received the following votes:

Votes
For	26,200,643

Against	172,306

Abstain	15,530

Proposal No. 4 to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved by the stockholders. This proposal received the following votes:

Votes
For	25,653,915

Against	693,920

Abstain	40,645

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock currently trades on the “Pink Sheets” under the symbol “KANA.PK”. Prior to October 17, 2005, our common stock was listed on The NASDAQ National Market. Our common stock traded on the “Pink Sheets” as of the beginning of trading on October 17, 2005. The table below sets forth the high and low sales prices for our common stock as reported on The NASDAQ National Market and the high and low bid information for our common stock as reported on the “Pink Sheets,” as applicable, for the periods indicated:

	High		Low
Fiscal 2004
First Quarter	$5.70		$3.32
Second Quarter	4.64		2.31
Third Quarter	2.47		1.27
Fourth Quarter	2.19		1.44
Fiscal 2005
First Quarter	2.03		1.50
Second Quarter	1.90		1.25
Third Quarter	1.69		1.44
Fourth Quarter	1.80	*	1.08	**

*	This high bid information is reported on the “Pink Sheets.”
**	This low bid information is reported on the “Pink Sheets.”

Holders of Record

There were approximately 1,193 stockholders of record of our common stock as of May 31, 2006. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not paid any cash dividends on our capital stock. We currently intend to retain any earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our existing credit facilities prohibit the payment of cash or stock dividends on our capital stock without the lender’s prior written consent.

Unregistered Sales of Equity Securities

In June 2005, the Company completed a private placement of unregistered securities for the issuance of 1,631,541 shares of common stock and warrants to purchase 815,769 shares of common stock for gross proceeds of approximately $2.4 million. In September 2005, the Company completed a private placement of unregistered securities for the issuance of 2,626,912 shares of common stock and warrants to purchase 945,687 shares of common stock for gross proceeds of approximately $4.0 million. In October 2005, the Company issued an additional 425,358 shares of common stock and warrants to purchase 153,130 shares of common stock for no proceeds. In May 2006, the Company issued an additional 593,854 shares of common stock for no proceeds in exchange for extending the registration deadline of the shares of common stock of the warrants issued to investors from January 27, 2006 to September 30, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, and other information we have filed with the Securities and Exchange Commission.

The consolidated statements of operations data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, and the consolidated balance sheet data at December 31, 2005, 2004, 2003, 2002, and 2001 are derived from our audited consolidated financial statements. The diluted net loss per share computation excludes shares of common stock issuable upon exercise or conversion of other securities, including outstanding warrants and options to purchase common stock and common stock subject to repurchase rights, because their effect would be antidilutive. See Note 1 of the “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this report for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. Historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
License fees	$8,094	$14,169	$26,228	$41,530	$37,963
Services	35,034	34,731	34,778	37,560	52,632

Total revenues	43,128	48,900	61,006	79,090	90,595

Costs and Expenses:
Cost of license fees	2,995	2,449	3,125	3,402	2,536
Cost of services	8,744	9,488	9,702	29,250	51,799
Amortization of goodwill	—	—	—	—	122,860
Amortization of acquired intangible assets	133	119	1,453	4,800	4,800
Sales and marketing	17,673	25,099	29,189	37,423	69,635
Research and development	13,230	19,497	21,437	25,933	35,558
General and administrative	11,379	8,137	9,073	13,053	21,215
Stock-based compensation (1)	38	1,231	5,870	16,620	15,880
Merger and transition related costs	—	—	—	—	13,443
Impairment of internal-use software	6,326	1,062	—	—	—
Restructuring costs	468	3,400	1,704	(5,086)	89,047
Goodwill impairment	—	—	—	55,000	603,446

Total costs and expenses	60,986	70,482	81,553	180,395	1,030,219

Loss from operations	(17,858)	(21,582)	(20,547)	(101,305)	(939,624)
Impairment of investment	—	—	(500)	—	(1,000)
Interest and other income (expense), net	88	128	186	913	1,521

Loss from continuing operations before income taxes	(17,770)	(21,454)	(20,861)	(100,392)	(939,103)

Income tax expense	(196)	(314)	(318)	—	—

Loss from continuing operations	(17,966)	(21,768)	(21,179)	(100,392)	(939,103)
Discontinued operation:
Loss from operations of discontinued operation	—	—	—	—	(125)
Gain (loss) on disposal, including provision of $1.1 million for operating losses during phase-out period	—	—	—	381	(3,667)
Cumulative effect of accounting change related to the elimination of negative goodwill	—	—	—	3,901	—

Net loss	$(17,966)	$(21,768)	$(21,179)	$(96,110)	$(942,895)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.58)	$(0.75)	$(0.88)	$(4.48)	$(68.33)
Income (loss) from discontinued operation	—	—	—	0.02	(0.28)
Gain on elimination of negative goodwill	—	—	—	0.17	—

Net loss	$(0.58)	$(0.75)	$(0.88)	$(4.29)	$(68.61)

Shares used in computing basic and diluted net loss per share	30,814	28,950	24,031	22,403	13,743

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,216	$13,772	$16,282	$19,112	$25,476
Marketable securities	—	6,361	16,674	13,386	14,654
Working capital (deficit)	(18,439)	(9,657)	4,168	(4,533)	(13,697)
Total assets	35,706	50,361	69,878	80,550	160,672
Total long-term debt	—	—	—	—	108
Total stockholders’ equity (deficit)	$(9,794)	$3,164	$21,532	$21,952	$66,839

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from” those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1A “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

KANA is a world leader in multi-channel customer service. Our software applications enable organizations to improve the quality and efficiency of interactions with customers and partners across multiple communication points. KANA’s integrated solutions allow companies to deliver consistent, managed service across all channels, including email, chat, call centers and Web self-service, so customers have the freedom to choose the service they want, how and when they want it. As a result, our target market is comprised of large enterprises with high volumes of customer interactions, such as banks, telecommunications companies, high-tech manufacturers, healthcare organizations, and government agencies.

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from consulting and training. Our products are generally installed by our customers using a systems integrator, such as IBM, Accenture, BearingPoint or HCL Technologies. To a large degree, we rely on our relationship with IBM to recommend and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. In the past, KANA supplied specialists (subject matter experts) to work with IBM and other systems integrators. While KANA continues this practice, KANA has recently seen an increase in providing consulting and implementation services directly. These services may be provided to our existing customers who would like KANA to review their implementations or to new customers who are not quite large enough to gain the interest of a large system integrator to provide services to the KANA customer. However, in the case of most of the initial installations of our premise based applications that are generally installed by our customers using a system integrator, these services generally increase the cost of the project substantially, subjecting their purchase to more levels of required approval and scrutiny of projected cost savings in their customer service and marketing departments. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur, if at all, which contributes to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

In the first quarter of 2005, we reduced our cost structure through the reduction of outsourced product development, a reduction in amortization related to the discontinuance of certain internal-use software, reduced headcount, and other cost reduction programs. In late 2005, we made a decision to back shore virtually all product development, i.e. we are in the process of bringing core technology development to the United States. We will also be back shoring our Technical Support. We anticipate that these adjustments and others will reduce our total cost of licenses, cost of services, sales, marketing, research and development, and general and administrative expenses into the first quarter of 2006. After that time, we will strive to match our spending with the anticipated revenue but, given the unpredictability of our license revenue, we are unable to predict when KANA will be profitable, if at all.

Since 1997 we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services, and administration departments. As a result, we have incurred substantial losses since inception. On December 31, 2005, the Company had ending cash, cash equivalents, and short term investments of $6.2 million and borrowings outstanding under our line of credit of $7.4 million expiring in November 2006. As of December 31, 2005, the Company had an accumulated deficit of $4.3 billion and a negative working capital of $18.4 million. Losses from operations were $17.9 million and $21.6 million for 2005 and 2004, respectively. Net cash used for operating activities was $16.3 million and $13.1 million in 2005 and 2004, respectively. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

We continue to take steps to lower the expenses related to cost of revenues, sales and marketing, research and development, and general and administrative areas of the Company. KANA successfully closed two private sales of KANA common stock, approximately $2.4 million on June 30, 2005 and approximately $4.0 million on September 29, 2005. Management believes that based on its current plans, its existing funds will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2006. However, if we experience lower than anticipated demand for our products, we will need to further reduce costs, issue equity securities or borrow money to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transactions may be on unfavorable terms.

As of December 31, 2005, we had 125 full-time employees, which represents a decrease from 181 employees at December 31, 2004 and a decrease from 211 employees at December 31, 2003. As of May 31, 2006, we had 130 permanent full-time employees.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates.

We believe the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments. In addition, please refer to Note 1 of the Notes to the Consolidated Financial Statements for a further description of our accounting policies.

Revenue Recognition.

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended.

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e. persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). The Company uses the residual method described in AICPA SOP 98-9, Modification of SOP 97-2 With Respect to Certain Transactions (“SOP 98-9”) to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

Services revenues include revenues for consulting services, customer support and training. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. KANA’s consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenues.

Vendor-specific objective evidence for consulting and training services are based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for maintenance services is generally based on the price charged when an element is sold separately or the stated contractual renewal rates.

Reserve for Loss Contract

During the second quarter of 2002, we received a scheduled payment of $4.0 million that we reported as deferred revenue, which was associated with an agreement to settle a loss contract. The $4.0 million is recognized as revenue as we fulfill our support and training obligations. As of December 31, 2005, we had recognized $3.8 million of the $4.0 million as revenue, and $175,000 remained in deferred revenue that relates to support to be recognized ratably through the first quarter of 2006. $880,000 of the $4.0 million was related to training and was recognized in the third quarter of 2005 when the training credits expired.

Accounting for Internal-Use Software

Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally, and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally five years) using the straight-line method. As of December 31, 2005, we had $561,000 of capitalized costs for internal use software, net of $411,000 accumulated amortization.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statement of operations. In the fourth quarter ended December 31, 2004, the Company’s Information Technology department reviewed its operations and technology requirements, and decided to discontinue its use of certain internal use software, which resulted in a non-cash impairment charge of $1.1 million. Additionally, during the quarter ended March 31, 2005 we decided to discontinue the use of certain other internal-use software, which resulted in an additional $6.3 million impairment expense.

Restructuring

During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities in Menlo Park, California, Princeton, New Jersey and Marlow in the United Kingdom. Remaining lease commitments terminate over various dates beginning in April 2007 through January 2011. We are seeking to sublease or renegotiate the obligations associated with the excess space. We had $7.6 million in accrued restructuring costs as of December 31, 2005, which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of December 31, 2005, our estimate of accrued restructuring cost included an assumption that we would receive $2.0 million in sublease payments that are not yet subject to any contractual arrangement and for which, in most cases, a potential sublessee has not been identified. We have assumed that the majority of these sublease payments will begin in 2007 and continue through the end of the related leases.

In December 2005, the Company consolidated its research and development operations into one location in Menlo Park, California to optimize the Company’s research and development processes and decrease overall operating expenses. As a result, the Company terminated the employment of 15 employees based in New Hampshire. As a result of this consolidation, the Company incurred a restructuring charge of $282,000 related to employee termination costs. Additionally, we recorded a $186,000 restructuring charge during 2005 related to a change in evaluation of the real estate conditions in the United Kingdom, a change in the sublease estimates in the United States and the consolidation of our research and development operations in Menlo Park, California.

Goodwill and Intangible Assets

We regularly evaluate all potential indicators of impairment of goodwill and intangible assets, but at a minimum, test goodwill and intangible assets for impairment on an annual basis. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

The remaining amount of goodwill as of December 31, 2005 is $8.6 million. We continue to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2005, the date of our annual goodwill impairment test. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Stock Based Compensation

Through December 31, 2005, we have accounted for our stock-based compensation arrangements with employees using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation is recorded on the date of grant when the deemed fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for the shares of common stock. However, we have adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, and disclose in our consolidated financial statement footnotes what the net loss and net loss per share would have been adjusted to if we accounted for options using the fair-value method under SFAS No. 123, Accounting for Stock-Based Compensation.

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

Effect of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), Share Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123R became effective for the Company on January 1, 2006. Through December 31, 2005, the Company has reported compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provides disclosure in the notes to financial statements as required by SFAS 123. We are currently evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and net loss per share. However, the impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. It is likely that we will adopt the modified prospective application method and the Black Scholes valuation model to determine the fair value of our stock as provided by the provisions of SFAS 123R.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. In accordance with this Bulletin, effective January 1, 2006 we will no longer present stock-based compensation separately on our statements of operations. Instead we will present stock-based compensation in the same lines as cash compensation paid to the same individuals.

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require an other-than-temporary impaired debt securities to be written down to its impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal years beginning after December 15, 2005. We do not believe that adoption of FSP Nos. FAS 115-1 and FAS 124-1 on January 1, 2006 will have a material effect on our financial position, cash flows or results of operations.

Results of Operations

The following table sets forth selected data for the periods presented. Percentages are expressed as a percentage of total revenues.

	Years Ended December 31,
	2005	2004	2003
Revenues:
License fees	19%	29%	43%
Services	81	71	57

Total revenues	100	100	100

Costs and Expenses:
Cost of license fees	7	5	5
Cost of services	20	19	16
Amortization of acquired intangible assets	—	—	8
Sales and marketing	41	51	48
Research and development	31	40	35
General and administrative	26	17	15
Stock-based compensation	—	3	10
Impairment of internal-use software	15	2	—
Restructuring costs	1	7	3

Total costs and expenses	141%	144%	139%

Comparison of the Years Ended December 31, 2005 and 2004

Revenues

Total revenues decreased by 12% to $43.1 million for the year ended December 31, 2005 from $48.9 million for the year ended December 31, 2004, primarily as a result of fewer license transactions in 2005 than in 2004. We believe the decrease in 2005 was due to many factors including competitive pressures, greater-than-anticipated delays in completing expected license transactions through systems integrators, and a slow recovery in the information technology spending environment.

License revenues include licensing fees only, and exclude associated maintenance and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon shipment provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies” above. License revenues decreased by 43% to $8.1 million for 2005 from $14.2 million for 2004. This decrease in license revenue was primarily due to a decrease in the average selling price of license transactions due to competitive pricing pressures, as well as a decrease in the number of license transactions closed during the year. We expect our average selling price to continue to fluctuate in future quarters given the relatively low number of new transactions that comprise the majority of our license revenue recognized per quarter. The market for our products is unpredictable and intensely competitive, and the economic environment over the last few years has had an effect on corporate purchasing, which has adversely affected sales of our products.

Our service revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers (including when-and-if-available upgrades). Professional services revenues relate to providing consulting, training and, to a lesser extent, implementation services to our customers. Service revenues remained flat at $35.0 million for the year ended December 31, 2005 compared to $34.7 million for 2004. The consistency in service revenue amount was in line with expectations since the relatively small percentage of support renewal cancellations is typically more than offset by new maintenance contracts associated with new license transactions. Support revenues are the largest component of service revenues, and in 2005, were relatively consistent with our 2004 support revenues, at $29.8 million in 2005 versus $31.0 million in 2004. The drop in sales of new licenses in 2005 affected service revenues less than license revenues because the majority of our maintenance revenues relate to ongoing maintenance contracts with existing customers. We expect that service revenues in 2006 will be fairly consistent with those from 2005 in absolute dollars.

Revenues from international sales were $13.1 million, or 30% of total revenues, in the year ended December 31, 2005 and $17.2 million, or 35% of total revenues, in the year ended December 31, 2004. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues decreased by 2% to $11.9 million for the year ended December 31, 2005 from $12.0 million for the year ended December 31, 2004.

License Fees. Cost of license fees consists of third party software royalties, costs of product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license fees as a percentage of license revenue for 2005 was 37% compared to 17% in 2004. The increase was due to royalty costs associated with a relatively higher proportion of non-revenue-related shipments, such as upgrades and updates during 2005, as well as a decrease in license fees.

Services. Cost of services consists primarily of salaries and related expenses for our customer support, consulting, and training services organization, and allocation of facility costs and system costs incurred in providing customer support. Cost of services decreased to 25% of service revenues, or $8.7 million, for 2005 compared to 27% of service revenues, or $9.5 million, for 2004. Both totals exclude amortization of stock-based compensation of $2,000 and $346,000 for periods ended December 31, 2005 and 2004, respectively. The consistency in service margins in 2005 compared to 2004 was due to consistency in our strategy and professional service staffing levels throughout 2005 and 2004.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in 2005 and 2004 related to $400,000 of intangible assets recorded in connection with the acquisition of Hipbone, Inc. in February 2004. Amortization totaled $133,000 and $119,000 for the years ended December 31, 2005 and 2004, respectively.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased by 30% to $17.7 million for the year ended December 31, 2005 from $25.1 million for the year ended December 31, 2004. This decrease was partly attributable to reductions in sales and marketing personnel during 2005, from 70 positions at December 31, 2004 to 41 positions at December 31, 2005 and a reduction in information technology support.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by 32% to $13.2 million for the year ended December 31, 2005 from $19.5 million for the year ended December 31, 2004. This decrease was partly attributable to a reduction in research and development personnel during 2005 by 12%, from 34 at December 31, 2004 to 30 at December 31, 2005 and a reduction in information technology support. The decrease can also be attributed to lower outsourcing expenses paid to our development partners with staffing in India and China.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses increased by 40% to $11.4 million for the year ended December 31, 2005 from $8.1 million for the year ended December 31, 2004. This increase was primarily attributable to an increase in professional services and other general and administrative expenses for the year ended December 31, 2005, partially offset by a reduction of general and administrative personnel during 2005 by 16%, from 25 at December 31, 2004 to 21 at December 31, 2005.

Stock-Based Compensation. We amortize employee-related deferred stock-based compensation on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretations No. 28. Amortization of stock-based compensation was $38,000 and $1.2 million for the years ended December 31, 2005 and 2004, respectively. In 2005 and 2004, there were no options granted with an exercise price below the fair value of the option shares on the grant date.

As of December 31, 2005, no unearned deferred stock-based compensation remained to be amortized. The amortization of stock-based compensation for 2005 and 2004, by operating expense, is detailed as follows (in thousands):

	Year Ended December 31,
	2005	2004
Cost of service	$2	$346
Sales and marketing	9	646
Research and development	2	82
General and administrative	25	157

Total	$38	$1,231

Impairment of Internal Use Software. In the fourth quarter ended December 31, 2004, the Company’s IT department reviewed its operations and technology requirements, and decided to discontinue its use of certain internal use software. As a result, a material charge for impairment was required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The capitalized cost of this internal-use software included capitalized fees paid to third parties to implement the software. The total non-cash impairment charge related to this software was $1.1 million in the fourth quarter of 2004.

In the first quarter ended March 31, 2005, the Company reviewed all continuing operating expenses across the entire Company, including our technology requirements. One result of this review was a decision to discontinue the use of certain internal use software. The total non-cash impairment charge related to this software was $6.3 million in the first quarter of 2005.

Restructuring Costs. During the preparation of the Company’s consolidated financial statements for the three months ended March 31, 2005, the Company discovered that errors had been made in the fourth quarter 2004 revaluation of the restructuring accrual calculation for unoccupied leased facilities. The Company increased the first quarter 2005 restructuring accrual by $938,000 to adjust for these errors. The Company believes that these errors are not material to the financial statements for 2004 or 2005.

In the second quarter of 2005, the assumptions as to when certain U.S. facilities would be subleased were revised, which increased the reserve by $1.0 million. This increase was offset by an additional $1.6 million in sublease income from the actual sublet of the Marlow U.K. facility.

In the third quarter of 2005, the Company made adjustments to the restructuring accrual of $189,000 to correct for certain calculation errors made in the fourth quarter of 2004. The Company believes that these errors are not material to the Company’s financial statements for 2004 or 2005.

In the fourth quarter of 2005, the Company recorded a restructuring charge of $271,000 for the termination of certain employees net of adjustments to restructured facilities.

During the year ended December 31, 2004, the Company recorded $3.4 million in restructuring costs related to a change in evaluation of real estate market conditions in the United Kingdom, and changes in sublease estimates based on offers from potential subtenants in the United States.

The following table summarizes our restructuring activity for the years ended December 31, 2005 and 2004 (in thousands):

	Severance	Facilities	Total
Restructuring reserve at 12/31/2003	$184	$10,010	$10,194
Restructuring charge	—	3,400	3,400
Payments made	(184)	(2,757)	(2,941)
Sublease payments received	—	141	141

Restructuring reserve at 12/31/2004	—	10,794	10,794
Restructuring charge	282	186	468
Payments made	—	(4,204)	(4,204)
Sublease payments received	—	494	494

Restructuring reserve at 12/31/2005	$282	$7,270	$7,552

The remainder of the restructuring payments will be paid relatively evenly from 2006 through 2011.

Goodwill Impairment. During June 2005, we performed our annual test for goodwill impairment as required by SFAS No. 142. Based on our evaluation, we concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. There have been no events or circumstances from June 30, 2005 to December 31, 2005 that have affected our June 30, 2005 conclusion regarding the recoverability of goodwill. The remaining amount of goodwill at December 31, 2005 is $8.6 million. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists primarily of interest income, interest expense and changes in fair value of warrant liabilities. Interest income consists primarily of interest earned on cash and cash equivalents and marketable securities and was approximately $265,000 and $294,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in interest income related to lower cash and cash equivalents and marketable securities balances in 2005 than in 2004. Interest expense relates primarily to our line of credit and was approximately $513,000 and $180,000 for the years ended December 31, 2005 and 2004, respectively. Interest and other income (expense), net also consists of changes in the fair value of warrant liabilities of approximately $331,000 and zero for the years ended December 31, 2005 and 2004, respectively.

Provision for Income Taxes

We have incurred operating losses on a consolidated basis for all periods from inception through December 31, 2005. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. In 2005 and 2004, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $196,000 and $314,000 for the years ended December 31, 2005 and 2004, respectively, in those foreign jurisdictions.

As of December 31, 2005 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $444.6 million and $345.6 million, respectively. The federal and state net operating loss carryforwards, if not offset against future taxable income, will expire by 2025. The Company also had foreign net operating loss carryforwards of approximately $20.0 million. The foreign losses expire at various dates and some can be carried forward indefinitely. Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. As such, the portion of the net operating loss and tax credit carryforwards subject to potential expiration has not been included in deferred tax assets. In addition, it is possible additional limitations may exist.

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

License revenues include licensing fees only, and exclude associated maintenance and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon shipment provided that all revenue recognition criteria are met. License revenues decreased by 46% to $14.2 million for the year ended December 31, 2004 from $26.2 million for 2003. This decrease in license revenue was primarily due to a decrease in the average selling price of license transactions due to competitive pricing pressures, as well as a decrease in the number of license transactions closed during the year.

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

License Fees. Cost of license fees consists of third party software royalties, costs of product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license fees as a percentage of license revenue for 2004 was 17% compared to 12% in 2003. The increase was due to royalty costs associated with a relatively higher proportion of non-revenue-related shipments, such as upgrades and updates during 2004.

Services. Cost of services revenue consists primarily of salaries and related expenses for our customer support, consulting, and training services organization, and allocation of facility costs and system costs incurred in providing customer support. Cost of services revenue decreased to 27% of services revenue, or $9.5 million, for 2004 compared to 28%, or $9.7 million, for the prior year. Both totals exclude amortization of stock-based compensation of $346,000 and $430,000 for periods ending December 31, 2004 and 2003, respectively. The consistency in service margins in 2004 compared to 2003 was due to consistency in our strategy and professional service staffing levels throughout 2004 and 2003.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in 2004 and 2003 related to $14.8 million of intangible assets recorded in connection with the purchase of Silknet Software, Inc. in April 2000 and Hipbone, Inc. in February 2004. The amortization of the assets related to Silknet concluded in April 2003. Amortization totaled $119,000 and $1.5 million for the years ended December 31, 2004 and 2003, respectively.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased by 14% to $25.1 million for the year ended December 31, 2004 from $29.2 million for the year ended December 31, 2003. This decrease was partly attributable to reductions in sales and marketing personnel during 2004, from 77 positions as of December 31, 2003 to 70 positions as of December 31, 2004 and a reduction in information technology support. In addition, commission expense in 2004 was $600,000 lower than in 2003 due to decreases in license revenues in 2004 as discussed above.

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

Impairment of Internal Use Software. In the fourth quarter ended December 31, 2004, the Company’s IT department reviewed its operations and technology requirements, and decided to discontinue its use of certain internal use software. As a result, a material charge for impairment was required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The capitalized cost of this internal-use software included capitalized fees paid to third parties to implement the software. The total non-cash impairment charge related to this software was $1.1 million in the fourth quarter.

Restructuring Costs. During the year ended December 31, 2004, the Company recorded $3.4 million in restructuring costs related to a change in evaluation of real estate market conditions in the United Kingdom, and changes in sublease estimates based on offers from potential subtenants in the United States. For the year ended December 31, 2003, the Company recorded approximately $1.7 million in restructuring related to a change in real estate market conditions relating to excess leased facilities, and discussions with our respective landlords.

The following table summarizes our restructuring activity for the years ended December 31, 2004 and 2003 (in thousands):

	Severance	Facilities	Total
Restructuring reserve at 12/31/2002	$217	$10,731	$10,948

Restructuring charge	—	1,704	1,704
Payments made	(33)	(2,773)	(2,806)
Sublease payments received	—	348	348

Restructuring reserve at 12/31/2003	184	10,010	10,194

Restructuring charge	—	3,400	3,400
Payments made	(184)	(2,757)	(2,941)
Sublease payments received	—	141	141

Restructuring reserve at 12/31/2004	$—	$10,794	$10,794

The remainder of the restructuring payments will be paid relatively evenly from 2005 through 2011.

Goodwill Impairment. During June 2004 we performed our annual test for goodwill impairment as required by SFAS No. 142. Based on our evaluation, we concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. There have been no events or circumstances from June 30, 2004 to December 31, 2004 that have affected our June 30, 2004 conclusion regarding the recoverability of goodwill. The remaining amount of goodwill at December 31, 2004 was $8.6 million. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

    Interest and Other Income (Expense), net

Interest and other income (expense), net consists of interest income, interest expense and other income (expense). Interest income consisted primarily of interest earned on cash and short-term investments and was approximately $294,000 and $315,000 for the years ended December 31, 2004 and 2003. The decrease in other income (expense), net related to lower amounts of interest income earned due to lower average cash balances in 2004 than in 2003. Interest expense consisted primarily of interest expense related to our line of credit and was approximately $180,000 and $174,000 for the years ended December 31, 2004 and 2003.

    Provision for Income Taxes

We incurred operating losses on a consolidated basis for all periods from inception through December 31, 2004. Accordingly, we recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. In 2004 and 2003, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $314,000 and $318,000, respectively, in those foreign jurisdictions.

As of December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $425.0 million and $358.1 million, respectively. The Company also had foreign net operating loss carryforwards of approximately $20.0 million. The federal net operating loss carryforwards, if not offset against future taxable income, will expire from 2011 through 2024. Pursuant to the Internal Revenue Code, the amounts and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. As such, the portion of the net operating loss and tax credit carryforwards subject to potential expiration has not been included in deferred tax assets. In addition, it is possible additional limitations may exist.

Quarterly Results of Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2005. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Quarter Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Consolidated Statements of Operations Data:
Revenues:
License fees	$4,583	$1,049	$3,827	$4,710	$1,541	$2,364	$1,600	$2,589
Services	8,672	8,563	8,583	8,913	8,530	8,318	9,353	8,833

Total revenues	13,255	9,612	12,410	13,623	10,071	10,682	10,953	11,422

Costs and Expenses:
Cost of license fees	786	219	170	1,274	814	835	597	749
Cost of services	2,557	2,324	2,239	2,368	2,619	1,754	2,219	2,152
Amortization of acquired intangible assets	19	33	33	34	33	33	34	33
Sales and marketing	6,453	5,897	6,523	6,226	5,340	4,286	4,309	3,738
Research and development	4,984	5,078	4,844	4,591	4,308	3,348	2,908	2,666
General and administrative	2,016	2,181	1,588	2,352	3,362	2,754	2,245	3,018
Stock-based compensation	543	361	308	19	27	9	2	—
Impairment of internal-use software	—	—	—	1,062	6,326	—	—	—
Restructuring costs	—	—	—	3,400	938	(552)	(189)	271

Total costs and expenses	17,358	16,093	15,705	21,326	23,767	12,467	12,125	12,628

Loss from operations	(4,103)	(6,481)	(3,295)	(7,703)	(13,696)	(1,785)	(1,172)	(1,205)
Interest and other income (expense), net	83	75	(4)	(26)	(42)	(45)	(74)	249

Loss before income taxes	(4,020)	(6,406)	(3,299)	(7,729)	(13,738)	(1,830)	(1,246)	(957)
Income tax expense	(66)	(66)	(78)	(104)	(62)	(54)	(18)	(62)

Net loss	$(4,086)	$(6,472)	$(3,377)	$(7,833)	$(13,800)	$(1,884)	$(1,264)	$(1,018)

Basic and diluted net loss per share	$(0.14)	$(0.22)	$(0.12)	$(0.27)	$(0.47)	$(0.06)	$(0.04)	$(0.03)

Shares used in computing basic and diluted net loss per share	28,640	28,939	29,031	29,180	29,254	29,278	30,929	33,785

As a Percentage of Total Revenues:
Revenues:
License fees	35%	11%	31%	35%	15%	22%	15%	23%
Services	65	89	69	65	85	78	85	77

Total revenues	100	100	100	100	100	100	100	100

Costs and Expenses:
Cost of license fees	6	2	1	9	8	8	6	7
Cost of services	19	24	18	18	26	17	20	19
Amortization of acquired intangible assets	0	0	0	0	0	0	0	0
Sales and marketing	49	61	53	46	53	40	39	33
Research and development	38	53	39	34	43	31	27	23
General and administrative	15	23	13	17	34	26	21	26
Stock-based compensation	4	4	3	0	0	0	0	0
Impairment of internal-use software	0	0	0	8	63	0	0	0
Restructuring costs	0	0	0	25	9	(5)	(2)	2

Total costs and expenses	131%	167%	127%	157%	236%	117%	111%	111%

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had $6.2 million in cash and cash equivalents and marketable securities, compared to $20.1 million as of December 31, 2004. As of December 31, 2005, we had negative working capital of $18.4 million. $14.5 million of our current liabilities consists of current deferred revenue (primarily reflecting payments for future maintenance services under our software licenses).

History and recent trends. We have had negative cash flows from operations in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. Cash used in operations increased from $12.7 million in 2003, to $13.1 million in 2004 to $16.3 million in 2005. The increase of cash used in operations primarily relates to a 12% decrease in revenues during the same period offset partially by a reduction in payments of operating expenses. Our cost reductions have been realized through our restructuring plan commencing in 2001, as well as various cost controls and operational efficiencies realized since 2001. In 2005, 2004, and 2003, we had net workforce reductions of approximately 56, 30, and 154 employees, respectively.

Primary driver of cash flow. Our ability to generate cash in the future depends upon our success in generating sufficient sales, especially new license sales. We expect our maintenance renewals in 2006 will be fairly consistent with 2005. Since our new license transactions are relatively small in volume and are difficult to predict, we may not be able to generate new license transactions as anticipated in any particular future period. From time to time, changes in working capital will affect our cash flows. However, we do not expect this to materially impact our future cash flows over time, since we expect relative stability, or slight growth, in our assets and liabilities.

Operating cash flow. Our use of $16.3 million of cash for operating activities for the year ended December 31, 2005, included $18.0 million net loss, a $331,000 reduction in the fair value of the warrant liability and $437,000 change in the provision for doubtful accounts partially offset by non-cash charges of $2.3 million in depreciation, $38,000 in amortization of stock-based compensation, $133,000 in amortization of acquired intangible assets, $468,000 of restructuring costs, and a $6.3 million in impairment of internal-use software. Other working capital changes totaled a negative $6.9 million, resulting primarily from a $1.5 million increase in accounts receivable, $3.1 million reduction in accrued restructuring, and $2.9 million reduction in deferred revenue, partially offset by $547,000 decrease in prepaid expenses and other assets, and $129,000 increase in accounts payable and accrued liabilities. Our operating activities used $13.1 million and $12.7 million of cash and cash equivalents for the years ended December 31, 2004 and 2003, respectively. These expenditures were primarily attributable to net losses experienced during these periods, offset in part by non-cash charges related to impairment of goodwill and amortization of intangibles and stock-based compensation.

Investing cash flow. Our investing activities provided $5.0 million of cash for the year ended December 31, 2005, and consisted primarily of net transfers of short-term investments to cash totaling $6.4 million, partially offset by purchases of property and equipment of $465,000 and an increase in restricted cash of $932,000. Our investing activities provided $9.4 million of cash for the year ended December 31, 2004, and consisted primarily of net transfers of short-term investments to cash totaling $10.4 million, partially offset by purchases of property and equipment of $895,000 and cash paid for acquisitions of $421,000. Our investing activities used $4.5 million of cash for the year ended December 31, 2003, and consisted primarily of net transfers of short-term investments to cash totaling $3.3 million and purchases of property and equipment of $1.2 million.

Financing cash flow. In June 2005, the Company completed a private placement of unregistered securities for the issuance of 1,631,541 shares of our common stock and warrants to purchase 815,769 shares of common stock for gross proceeds of $2.4 million. In September 2005, the Company completed a private placement of unregistered securities for the issuance of 2,626,912 shares of common stock and warrants to purchase 945,687 shares of common stock for gross proceeds of $4.0 million. Financing activities provided $4.4 million in cash for the year ended December 31, 2005, due to the net proceeds from these issuances of common stock and warrants, as well as net proceeds from loan activities of $4.0 million partially offset by the increase in restricted cash of $5.9 million required by our loan agreement. Our financing activities provided $824,000 in cash for the year ended December 31, 2004, due to net proceeds from issuances of common stock. Our financing activities provided $14.2 million in cash for the year ended December 31, 2003, due to net proceeds from issuances of common stock, particularly the public offering in November 2003, which raised $13.1 million in net proceeds.

Existence and timing of contractual obligations. On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan facility of $7.0 million (“Loan”). This Loan is made up of two parts, (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million, of which $2.0 million is available for a borrowing base for stand-by letters of credits, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire balance under the line of credit will be due. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit will accrue at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall Loan Facility was increased to $7.5 million. As of December 31, 2005, the Company had $7.4 million drawn against the Loan. On March 30, 2006, the Company modified the Business Financing Agreement with Bridge Bank to increase the additional advances for accounts receivable to $2.0 million and the overall Loan Facility to $8.0 million.

Our future payments due under debt and lease obligations and other contractual commitments as of December 31, 2005 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Line of credit	$7,400	$7,400	$—	$—	$—
Non-cancelable operating lease obligation (1)	17,858	5,309	7,407	5,089	53
Less: Sublease income (2)	7,870	1,446	3,452	2,953	19
Other contractual obligations (3)	4,940	4,066	874	—	—

Total	$22,328	$15,329	$4,829	$2,136	$34

(1)	Includes leases for properties included in the restructuring liability.

(2)	Includes only subleases that are under contract as of December 31, 2005, and excludes future estimated sublease income for agreements not yet signed.

(3)	Represents minimum payments to four vendors for future royalty fees, minimum payments to one vendor for software services, minimum payments to one outsourcing company and minimum payments for severance obligations.

Operating leases. In accordance with GAAP, none of our operating lease obligations are reflected on our consolidated balance sheet. The vast majority of our operating leases relates to facilities and do not involve a transfer of ownership at the end of the lease.

Outlook. Based on our current 2006 revenue expectations, we expect our cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs through December 31, 2006. If we do not experience anticipated demand for our products, we will need to further reduce costs, or issue equity securities or borrow money to meet our cash requirements. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. In addition, rising interest rates may impede the Company’s ability to borrow additional funds as well as maintain its current debt arrangements. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop products in the United States and sell these products in North America, Europe, Asia, and Australia. In the year ended December 31, 2005 and 2004, revenues from customers outside of the United States approximated 30% and 35%, respectively, of total revenues. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the US dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at December 31, 2005, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations.

We do not consider our cash equivalents or short-term investments to be subject to interest rate risk due to their short maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KANA Software, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kana Software, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Kana Software, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a)(2) as of and for the year ended December 31, 2005. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kana Software, Inc. and its subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the year ended December 31, 2005, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, net capital deficiency, negative cash flow from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California

June 15, 2006

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

San Jose, California

August 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

KANA Software, Inc.:

In our opinion, the accompanying consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the year ended December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of KANA Software, Inc. and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 17, 2004

KANA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$6,216	$13,772
Marketable securities	—	6,361
Restricted cash	5,900	—
Accounts receivable, net of allowance of $149 and $586	6,095	4,497
Prepaid expenses and other current assets	2,859	3,308

Total current assets	21,070	27,938
Restricted cash, long-term	1,063	131
Property and equipment, net	1,846	10,124
Goodwill	8,623	8,623
Acquired intangible assets, net	148	281
Other assets	2,956	3,264

Total assets	$35,706	$50,361

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$7,400	$3,427
Accounts payable	5,057	4,308
Accrued liabilities	8,706	9,462
Accrued restructuring	2,727	2,768
Deferred revenue	14,529	17,630
Warrant liability	1,090	—

Total current liabilities	39,509	37,595
Deferred revenue, long-term	506	889
Accrued restructuring, long-term	4,825	8,026
Other long-term liabilities	660	687

Total liabilities	45,500	47,197

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 33,923,783 and 29,245,402 shares issued and outstanding	34	29
Additional paid-in capital	4,293,063	4,288,176
Deferred stock-based compensation	—	(58)
Accumulated other comprehensive income	517	459
Accumulated deficit	(4,303,408)	(4,285,442)

Total stockholders’ equity (deficit)	(9,794)	3,164

Total liabilities and stockholders’ equity (deficit)	$35,706	$50,361

See accompanying notes to consolidated financial statements.

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
License fees	$8,094	$14,169	$26,228
Services	35,034	34,731	34,778

Total revenues	43,128	48,900	61,006

Costs and Expenses:
Cost of license fees	2,995	2,449	3,125
Cost of services	8,744	9,488	9,702
Amortization of acquired intangible assets	133	119	1,453
Sales and marketing	17,673	25,099	29,189
Research and development	13,230	19,497	21,437
General and administrative	11,379	8,137	9,073
Stock-based compensation (1)	38	1,231	5,870
Impairment of internal-use software	6,326	1,062	—
Restructuring costs	468	3,400	1,704

Total costs and expenses	60,986	70,482	81,553

Loss from operations	(17,858)	(21,582)	(20,547)
Impairment of investment	—	—	(500)
Interest and other income (expense), net	88	128	186

Loss before income taxes	(17,770)	(21,454)	(20,861)
Income tax expense	(196)	(314)	(318)

Net loss	$(17,966)	$(21,768)	$(21,179)

Basic and diluted net loss per share	$(0.58)	$(0.75)	$(0.88)

Shares used in computing basic and diluted net loss per share	30,814	28,950	24,031

_________ (1) Stock-based compensation is allocated as follows (see Note 1):
	Year Ended December 31,
	2005	2004	2003
Cost of services	$2	$346	$430
Sales and marketing	9	646	2,300
Research and development	2	82	2,149
General and administrative	25	157	991

	$38	$1,231	$5,870

See accompanying notes to consolidated financial statements.

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock- Based Compen- sation	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2002	22,939,872	$195	$4,273,029	$(8,602)	$(175)	$(4,242,495)	$21,952
Issuance of common stock upon exercise of stock options, net of share cancellations	406,035	1	705	—	—	—	706
Issuance of common stock for Employee Stock Purchase Plan	293,020	—	411	—	—	—	411
Shares sold in public offering, net	4,692,000	5	13,095	—	—	—	13,100
Amortization of deferred stock-based compensation	—	—	(1,191)	7,061	—	—	5,870
Exercise of warrants	105,356	—	—	—	—	—	—
Issuance of warrants	—	—	459	—	—	—	459
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	213	—	213
Net loss	—	—	—	—	—	(21,179)	(21,179)
Total comprehensive income (loss)	—	—	—	—	—	—	(20,966)

Balances at December 31, 2003	28,436,283	201	4,286,508	(1,541)	38	(4,263,674)	21,532
Issuance of common stock upon exercise of stock options	132,635	—	276	—	—	—	276
Issuance of common stock for Employee Stock Purchase Plan	413,984	—	548	—	—	—	548
Reclassification	—	(172)	172	—	—	—	—
Amortization of deferred stock-based compensation	—	—	(254)	1,483	—	—	1,229
Acquisition of Hipbone	262,500	—	926	—	—	—	926
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	421		421
Net loss	—	—	—	—	—	(21,768)	(21,768)
Total comprehensive income (loss)	—	—	—	—	—	—	(21,347)

Balances at December 31, 2004	29,245,402	29	4,288,176	(58)	459	(4,285,442)	3,164
Issuance of common stock upon exercise of stock options	14,480	—	22	—	—	—	22
Adjustment	(19,910)	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	(20)	58	—	—	38
Issuance of common stock, net of fees	4,683,811	5	4,885	—	—	—	4,890
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	(17,966)	(17,966)
Total comprehensive income (loss)	—	—	—	—	—	—	(17,908)

Balances at December 31, 2005	33,923,783	$34	$4,293,063	$—	$517	$(4,303,408)	$(9,794)

See accompanying notes to consolidated financial statements.

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(17,966)	$(21,768)	$(21,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,326	5,471	8,088
Loss on the disposal of property and equipment	69	44	—
Amortization of acquired intangible assets	133	119	1,453
Stock-based compensation	38	1,231	5,870
Impairment of internal-use software	6,326	1,062	—
Provision for doubtful accounts	(437)	(601)	(3,628)
Restructuring costs	468	3,336	1,704
Impairment of investment	—	—	500
Other non-cash charges	—	—	459
Change in fair value of warrant liability	(331)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,521)	4,075	5,989
Prepaid expenses and other assets	547	(810)	(29)
Accounts payable and accrued liabilities	129	1,753	(4,873)
Accrued restructuring	(3,130)	(3,389)	(2,458)
Deferred revenue	(2,914)	(3,596)	(4,583)

Net cash used in operating activities	(16,263)	(13,073)	(12,687)

Cash flows from investing activities:
Purchases of marketable securities	(10,351)	(12,515)	(19,791)
Maturities and sales of marketable securities	16,740	22,901	16,503
Purchases of property and equipment	(465)	(895)	(1,230)
Proceeds from the sale of property and equipment	—	22	—
Acquisition, net of cash acquired	—	(421)	—
Restricted cash	(932)	330	(13)

Net cash provided by (used in) investing activities	4,992	9,422	(4,531)

Cash flows from financing activities:
Net borrowings under line of credit	3,973	—	—
Payments on notes payable	—	—	(42)
Restricted cash	(5,900)	—	—
Net proceeds from issuances of common stock and warrants	6,333	824	14,217

Net cash provided by financing activities	4,406	824	14,175

Effect of exchange rate changes on cash and cash equivalents	(691)	317	213

Net increase (decrease) in cash and cash equivalents	(7,556)	(2,510)	(2,830)
Cash and cash equivalents at beginning of year	13,772	16,282	19,112

Cash and cash equivalents at end of year	$6,216	$13,772	$16,282

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$302	$69	$173

Cash paid during the year for income taxes	$431	$426	$289

Noncash activities:
Issuance of warrants to a customer	$—	$—	$459

Impairment of investment	$—	$—	$500

Issuance of common stock in connection with the acquisition of Hipbone	$—	$926	$—

See accompanying notes to consolidated financial statements.

KANA SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company had an accumulated deficit of $4.3 billion and has experienced recurring losses. We continue to take steps to lower the expenses related to cost of revenues, sales and marketing, research and development, and general and administrative areas of the Company.

Since 1997 we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services, and administration departments. As a result, we have incurred substantial losses since inception. On December 31, 2005, the Company had cash and cash equivalents of $6.2 million, restricted cash of $5.9 million and borrowings outstanding under a line of credit of $7.4 million due in November 2006. As of December 31, 2005, the Company had an accumulated deficit of $4.3 billion, negative working capital of $18.4 million and a stockholders’ deficit of $9.8 million. Losses from operations were $17.9 million and $21.6 million for 2005 and 2004, respectively. Net cash used for operating activities was $16.3 million and $13.1 million in 2005 and 2004, respectively. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

In February 2005, we announced we were taking actions to reduce these expenses substantially. For example, employee headcount decreased from 181 on December 31, 2004 to 125 on December 31, 2005. We also were able to substantially reduce our headcount in outsourced engineering after completing the development of a new product announced in December 2004. We are continuing to find ways to lower costs without materially changing our support for our customers. In addition, the Company was successful in closing two private sales of KANA common stock, approximately $2.4 million on June 30, 2005 and approximately $4.0 million on September 29, 2005. Management believes that based on its current plans, its existing funds will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2006. However, if we experience lower than anticipated demand for our products, we will need to further reduce costs, issue equity securities or borrow money to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transactions may be on unfavorable terms.

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the current year presentation, none of which had an effect on total assets, total stockholders’ equity (deficit), or net loss.

The Company revised the presentation of the common stock and additional paid-in capital balances on the consolidated balance sheet as of December 31, 2004 and the consolidated statement of shareholders’ equity (deficit) for the year ended December 31, 2004. At December 31, 2004, the Company had 29.2 million shares of common stock outstanding with $0.001 par value. Previously reported common stock as a component of stockholders’ equity (deficit) was $201,000 at December 31, 2004. The Company reclassified $172,000 from common stock to additional paid-in capital to reflect the calculated par value of outstanding common stock of $29,000 as of December 31, 2004. This reclassification had no impact on total stockholders’ equity (deficit), net loss, net loss per share, or cash flows.

Additionally, the Company reclassified $493,000 previously included in accounts payable to accrued liabilities in the consolidated balance sheet for the year ended December 31, 2004, to be comparable with the 2005 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of KANA and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, the Company evaluates estimates, including those related to revenue recognition, provision for doubtful accounts, fair value of acquired intangible assets and goodwill, useful lives of property and equipment, income taxes, restructuring costs, and contingencies and litigation, among others. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended.

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e. persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). The Company uses the residual method described in AICPA SOP 98-9, Modification of SOP 97-2 With Respect to Certain Transactions (“SOP 98-9”) to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

Accounts Receivable and the Allowance for Doubtful Accounts

Accounts receivable are stated at cost, net of allowances for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and records allowances when collection becomes doubtful. Allowance charges are recorded as general and administrative expenses. These estimates are based on assessing the credit worthiness of our customers based on multiple sources of information and analysis of such factors as our historical collection experience and industry and geographic concentrations of credit risk.

The accounts receivable aging is reviewed on a regular basis, and write-offs are recorded on a case by case basis net of any amounts that may be collected.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. The Company has classified its marketable securities as “available for sale.” These items are carried at fair value, based on the quoted market prices, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). All marketable securities mature in less than one year. To date, unrealized and realized gains or losses have not been material. The cost of securities sold is based on the specific identification method.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities or payment terms. Based on borrowing rates currently available to the Company for lines of credit with similar terms, the carrying value of the Company’s line of credit obligation approximates fair value.

Certain Risks and Concentrations

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. Cash, cash equivalents and marketable securities are deposited with financial institutions that management believes are creditworthy.

The Company’s customers are primarily concentrated in the United States and Europe. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition, and generally requires no collateral to support its accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information and, to date, such losses have been within management’s expectations. As of December 31, 2005, four customers individually represented more than 10% of total accounts receivable, totaling 51% in aggregate of accounts receivable. As of December 31, 2004, one customer represented more than 10% of total accounts receivable.

During the years ended December 31, 2005 and 2004, one customer represented 11% of total revenues. During the year ended December 31, 2003, no customer represented more than 10% of total revenues.

Restricted Cash

The Company maintained $7.0 million and $0.1 million in both current and long-term restricted cash as of December 31, 2005 and 2004, respectively, primarily as collateral for the line of credit facility with Bridge Bank and for the Company’s leased facilities. Restricted cash of $5.9 million serves as collateral for the line of credit facility with Bridge Bank and was classified as a current asset on the consolidated balance sheet at December 31, 2005 and $1.1 million serves as collateral for leased facilities and was classified as long term on the consolidated balance sheet at December 31, 2005.

Impairment of Long-Lived Assets

The Company periodically assesses potential impairment of its long-lived assets with estimable useful lives which include property and equipment and acquired intangible assets, in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment and Disposal of Long-Lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset. The Company recognized impairment charges for certain internal use software in 2004 and 2005 as detailed below under Capitalized Software Development Costs—Internal Use.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in business combinations. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below its carrying value.

The Company tests goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently if events merit. The Company performs this test in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company has determined that it has only one reporting segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. First, the Company determines if the carrying amount of the Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If the Company determines that such impairment could have occurred, it would compare the “implied fair value” of the goodwill as defined by SFAS 142 to its carrying amount to determine the impairment loss, if any. No impairment of goodwill was identified in 2003, 2004 or 2005.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three years for computer equipment, three years for furniture and fixtures, the shorter of ten years or the life of the lease for leasehold improvements, and five years for internal use software. Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

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

In the first quarter ended March 31, 2005, the Company reviewed all continuing operating expenses across the entire company, including our technology requirements. One result of this review was a decision to discontinue the use of other internal use software. The total non-cash impairment charge related to this software was $6.3 million in the first quarter of 2005.

Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed

Software development costs are expensed as incurred until technological feasibility of the underlying software product is achieved. After technological feasibility is established, software development costs are capitalized until general availability of the product. Capitalized costs are then amortized on the greater of straight line basis over the estimated product life, or the ratio of current revenue to total projected product revenue. To date, technological feasibility and general availability of such software have occurred simultaneously and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Restructuring Activities

The Company has recorded a facilities consolidation charge before 2003 for its estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and are revised if estimated future vacancy rates and sublease rates vary from the Company’s original estimates. To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at December 31, 2005. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than the Company’s accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on the Company’s statement of operations in a future period.

The majority of restructuring reserve was originally recorded pursuant to provisions of Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring, (“EITF 94-3”) and continues to be evaluated pursuant to the requirements thereof. For facilities vacated and employees terminated after December 2002, the corresponding restructuring charge was recorded pursuant to the provisions of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”)

Stock-based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (collectively referred to as “SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

Employees and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s consolidated financial statements in connection with employee stock awards where the exercise price of the award is equal to or greater than the fair market value of the stock on the date of grant. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on an accelerated basis over the vesting term of the stock options.

Pro forma information regarding net loss and net loss per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock-based awards”) under the fair value method of SFAS 123. Stock-based awards have been valued using the Black-Scholes valuation model.

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

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(17,966)	$(21,768)	$(21,179)
Add: Stock-based employee compensation expense included in reported net loss	38	810	648
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(7,393)	(10,663)	(5,003)

Net loss, pro forma	$(25,321)	$(31,621)	$(25,534)

Basic and diluted net loss per share:
As reported	$(0.58)	$(0.75)	$(0.88)
Pro forma	$(0.82)	$(1.09)	$(1.06)

For purposes of the above pro forma calculation, the value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Options			ESPP
	Interest Rate	Term	Volatility	Interest Rate	Term	Volatility
2005	3.91%	5 yrs	99%	n/a	n/a	n/a
2004	2.66%	5 yrs	104%	1.86%	6 mths	105%
2003	2.11%	5 yrs	111%	1.08%	6 mths	73%

In November 2005, due to the Company’s delisting from The NASDAQ National Market, the Company cancelled its 1999 Employee Stock Purchase Plan (“ESPP”) and refunded to employees all withholdings from November 2004 to April 2005. No withholdings were made after April 2005. The Company issued no shares in 2005 under the ESPP.

The weighted-average fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends.

The weighted-average fair value and exercise price of options granted in 2005 whose exercise price is equal to the market price of the stock on the grant date was $1.23 and $1.60, respectively. The weighted-average fair value and exercise price of options granted in 2005 who exercise price exceeds the market price of the stock on the grant date was $1.07 and $1.87, respectively. The weighted-average fair value of options granted in 2004 and 2003 was $3.87 and $2.27, respectively. The fair values are calculated using the Black-Scholes valuation model.

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenues, costs and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit).

Transaction gains and losses that arise from exchange rate changes denominated in other than the local currency are included in general and administrative expenses in the statements of operations and are not considered material for all periods presented.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $243,000, $700,000, and $700,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Research and Development Costs

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount where realization is more likely than not.

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

	Year Ended December 31,
	2005	2004	2003
Basic and diluted net loss per share:
Numerator:
Net Loss	$(17,966)	$(21,768)	$(21,179)
Denominator:
Weighted average common shares outstanding	30,814	28,950	24,033
Less: Weighted average shares subject to repurchase	—	—	(2)

Denominator for basic and diluted calculation	30,814	28,950	24,031

Basic and diluted net loss per share	$(0.58)	$(0.75)	$(0.88)

Outstanding warrants and stock options of 10,882,000, 9,307,000 and 8,628,000 at December 31, 2005, 2004, and 2003, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. The components of other comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) and the components of accumulated other comprehensive income are presented in the accompanying consolidated statements of stockholders’ equity (deficit).

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”) Share Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123R became effective for the Company on January 1, 2006. Through December 31, 2005, the Company has reported compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provides disclosure in the notes to financial statements as required by SFAS 123. We have adopted the modified prospective application method and the Black Scholes valuation model to determine the fair value of our stock as provided by the provisions of SFAS 123R. We have evaluated the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations and net loss per share.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. FSP 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the Jobs Act and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Act. Although FSP 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, we do not believe we will have any foreign earnings that we would repatriate. Therefore, we do not believe adoption of FSP 109-2 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. In accordance with this Bulletin, effective January 1, 2006, we will no longer present stock-based compensation separately on our statements of operations. Instead we will present stock-based compensation in the same lines as cash compensation paid to the same individuals.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS 3 Reporting Accounting Changes in Interim financial Statements - an amendment of APB No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by KANA in the first quarter of fiscal 2006. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to their impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal years beginning after December 15, 2005. We do not believe that adoption of FSP Nos. FAS 115-1 and FAS 124-1 on January 1, 2006 will have a material effect on our financial position, cash flows or results of operations.

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

Note 3. Financial Statement Detail

Cash and cash equivalents are carried at cost, which appropriates fair value and consisted of the following (in thousands):

	December 31,
	2005	2004
Cash	$4,617	$9,659
Money market funds	1,599	4,113

	$6,216	$13,772

Short-term investments consisted of the following (in thousands):

	December 31,
	2005	2004
Available-for-sale securities:
Municipal securities	$—	$2,375
Corporate notes / bonds	—	3,986

	$—	$6,361

Unrealized gains and losses on available-for-sale securities at December 31, 2005 were zero and at December 31, 2004, were immaterial.

Prepaid expenses and other current assets consisted of the following (in thousands):
	December 31,
	2005	2004
Prepaid royalties	$1,209	$1,369
Other prepaid expenses	1,650	1,939

	$2,859	$3,308

Property and equipment, net consisted of the following (in thousands):
	December 31,
	2005	2004
Computer equipment	$10,408	$10,489
Furniture and fixtures	602	790
Leasehold improvements	3,939	3,939
Internal use software	561	13,248

	15,510	28,466
Less accumulated depreciation and amortization	(13,664)	(18,342)

	$1,846	$10,124

Amortization of internal use software was $544,000, $3.0 million and $3.0 million for the years ended December 31, 2005, 2004 and 2003 respectively.

Other assets consisted of the following (in thousands):
	December 31,
	2005	2004
Deposits	$2,062	$2,242
Prepaid royalties	894	1,022

	$2,956	$3,264

Accrued liabilities consisted of the following (in thousands):
	December 31,
	2005	2004
Accrued payroll and related expenses	$2,693	$2,664
Accrued royalties	2,027	2,044
Other accrued liabilities	3,986	4,754

	$8,706	$9,462

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Interest income	$265	$294	$315
Interest expense	(513)	(180)	(174)
Other	336	14	45

	$88	$128	$186

Note 4. Goodwill and Intangible Assets

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

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is three years. The Company reported amortization expense on purchased intangible assets of $133,000, $119,000, and $1.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company’s identifiable intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable.

Expected amortization expense is $133,000 in 2006 and $15,000 in 2007. Of these amounts, 62.5% relates to purchased technology and 37.5% relates to customer relationships, based upon the allocation of the Hipbone purchase price above.

The components of goodwill and other intangibles are as follows (in thousands):

	December 31,
	2005	2004
Goodwill	$8,623	$8,623

Intangibles:
Customer Relationships	$150	$150
Purchased technology	14,650	14,650
Less: accumulated amortization	(14,652)	(14,519)

Intangibles, net	$148	$281

Note 5. Line of Credit

On November 30, 2005, the Company paid off the loan to Silicon Valley Bank and established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan facility of $7.0 million (“Loan”). This Loan is made up of two parts, (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million of which $2.0 million is available for a borrowing base for stand-by letters of credits, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire balance under the line of credit will be due. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit will accrue at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall Loan Facility was increased to $7.5 million. As of December 31, 2005, the Company had $7.4 million drawn against the Loan and the Business Financing Agreement and had pledged approximately $1.9 million of accounts receivable as collateral for the Business Financing Agreement. On March 30, 2006, the Company modified the Business Financing Agreement with Bridge Bank to increase the additional advances for accounts receivable to $2.0 million and the overall Loan Facility to $8.0 million.

The terms of the Line of Credit require us to maintain certain reporting and financial covenants and as of December 31, 2005, the Company was in compliance with the respective covenants.

Note 6. Commitments and Contingencies

(a) Lease Obligations

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, the Company entered into letters of credit totaling $900,000 expiring in 2006 through 2011. The Company’s letters of credit are supported by either restricted cash or the Company’s line of credit.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Non-cancelable Operating Leases(1)	(Less) Sublease Income(2)	Net
2006	$5,309	$1,446	$3,863
2007	4,170	1,922	2,248
2008	3,237	1,530	1,707
2009	3,130	1,877	1,253
2010	1,959	1,076	883
Thereafter	53	19	34

	$17,858	$7,870	$9,988

(1)	Includes leases for properties included in the restructuring liability.

(2)	Includes only subleases that are under contract as of December 31, 2005 and excludes future estimated sublease income for agreements not yet signed.

Rent expense for properties in use, net of sublease payments, was approximately $1.9 million, $2.5 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(b) Other Contractual Obligations

At December 31, 2005, the Company had other future contractual obligations requiring payments of $4.1 million, $674,000, and $200,000 for the years ended December 2006, 2007 and 2008, respectively, with no required payments thereafter. These contractual obligations represent minimum payments to four vendors for future royalty fees, minimum payments to one vendor for software services, minimum payments to one outsourcing company, and minimum payments for severance obligations.

(c) Litigation

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by the Company. Although the Company believes that the plaintiffs’ claims have no merit, the Company has decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, the Company believes it has meritorious defenses to these claims and would defend the action vigorously. Because the settlement will be funded entirely by the Company’s insurers, the Company does not believe that the settlement will have any effect on its financial condition, results of operation or cash flows and accordingly, the Company has not accrued an amount for this loss contingency in its consolidated financial statements at December 31, 2005.

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

(d) Indemnification

Many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed. Such indemnification provisions are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). To date, the Company has not incurred any costs related to any claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s consolidated balance sheets as of December 31, 2005 or December 31, 2004. There were no outstanding claims at December 31, 2005 and 2004.

(e) Warranties

The Company generally provides a warranty for its software products and services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. Such warranties are accounted for in accordance with SFAS 5. The Company has not provided for a warranty accrual as of December 31, 2005 or December 31, 2004. To date, the Company’s product warranty expense has not been significant.

Note 7. Stockholders’ Equity (Deficit)

(a) Issuance of Common Stock and Warrants

In June 2005, the Company completed a private placement of unregistered securities for the issuance of 1,631,541 shares of common stock and warrants to purchase 815,769 shares of common stock for gross proceeds of $2.4 million. The warrants have an exercise price of $2.452 per share. The warrants were valued at $581,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. These warrants were amended in September 2005 to become exercisable on March 28, 2006, and expire on September 29, 2010. The modification resulted in an increase of $21,000 to the value of the warrants. See Note 8 for further details regarding the accounting of these warrants as a liability.

In September 2005, the Company completed a private placement of unregistered securities for the issuance of 2,626,912 shares of common stock and warrants to purchase 945,687 shares of common stock for gross proceeds of $4.0 million. The warrants had an exercise price of $2.284 per share. These warrants will become exercisable on March 28, 2006, and expire on September 29, 2010. The warrants were valued at $672,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. These warrants were amended to have an exercise price of $1.966 per share in October 2005. The modification resulted in an increase of $49,000 to the value of the warrants. See Note 8 for further details regarding the accounting of these warrants as a liability.

The terms for the September 2005 private placement require additional shares of common stock and warrants to be issued in the case that the Company’s stock is delisted from The NASDAQ National Market. In October 2005, the Company’s common stock was delisted from The NASDAQ National Market and the Company issued an additional 425,358 shares of common stock and warrants to purchase 153,130 shares of common stock to the respective investors of the June and September 2005 private placements (“Investors”). These additional warrants have an exercise price of $1.966 per share and will become exercisable on April 24, 2006, and will expire on October 25, 2010. These warrants were valued at $98,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. See Note 8 for further details regarding the accounting of these warrants as a liability.

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

In December 2003, the Company issued to a customer a warrant to purchase 230,000 shares of common stock at $5.00 per share in connection with a marketing agreement. The warrant was valued at approximately $459,000, using the Black-Scholes valuation model with an assumed interest rate of 5.0% and volatility of 100%. This amount was accounted for as a reduction of revenue in the fourth quarter of 2003. The warrant is fully exercisable and expires five years from the date of issuance. As of December 31, 2005, the warrants were unexercised.

In November 2003 the Company sold 4,692,000 shares of its common stock at a price to the public of $3.00 per share, for gross proceeds of $14.1 million (before transaction-related costs of $1.0 million).

(b) Stock Compensation Plans

The Company’s ESPP allowed eligible employees to purchase common stock through payroll deductions of up to 15% of an employee’s compensation. Each offering period had a maximum duration of 24 months and consisted of four six-month purchase periods. The purchase price of the common stock was equal to 85% of the fair market value per share on the participant’s entry date into the offering period, or, if lower, 85% of fair market value per share on each semi-annual purchase date. The ESPP qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. In November 2005, the Company cancelled the ESPP and refunded to employees all withholdings since November 2004, the date of the last ESPP share issuance.

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provides for shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. Options are granted at an exercise price equivalent to the closing fair market value on the date of grant. All options are granted at the discretion of the Company’s Board of Directors and have a term not greater than 10 years from the date of grant. Options are immediately exercisable when vested and generally vest monthly over four years.

A summary of stock option activity is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances, December 31, 2002	4,444,172	7,204,853	$25.42
Adjustment for ESPP shares	(339,460)	—	—
Additional shares authorized	2,119,726	—	—
Options granted	(4,088,102)	4,088,102	3.30
Options exercised	—	(442,001)	1.61
Options cancelled and retired	2,959,668	(2,959,668)	27.21

Balances, December 31, 2003	5,096,004	7,891,286	14.91
Additional shares authorized	2,420,849	—	—
Options granted	(3,592,500)	3,592,500	3.61
Options exercised	—	(132,635)	2.06
Options cancelled and retired	2,328,680	(2,328,680)	16.26

Balances, December 31, 2004	6,253,033	9,022,471	10.26
Additional shares authorized	—	—	—
Options granted	(2,468,730)	2,468,730	1.63
Options exercised	—	(14,480)	1.41
Options cancelled and retired	2,736,179	(2,803,613)	9.59

Balances, December 31, 2005	6,520,482	8,673,108	$8.03

The following table summarizes information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable		Options Vested
	Number of shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
$0.10—$1.59	82,603	6.49	$0.77	68,519	$0.68	77,853	$0.71
$1.59—$1.60	1,570,499	9.16	$1.59	330,470	$1.59	330,470	$1.59
$1.63—$1.73	1,353,647	7.54	$1.67	831,227	$1.65	833,478	$1.65
$1.75—$2.88	1,353,010	8.10	$2.50	941,540	$2.46	966,472	$2.46
$2.95—$3.32	1,395,771	7.55	$3.12	847,084	$3.12	859,523	$3.13
$3.32—$8.76	1,428,921	7.03	$5.63	990,418	$6.11	1,047,373	$6.03
$9.48—$1,297	1,488,657	5.80	$32.97	1,441,917	$29.49	1,458,366	$30.18

	8,673,108	7.53	$8.03	5,451,175	$10.18	5,573,535	$10.29

The number of shares exercisable at December 31, 2005, 2004, and 2003 were 5,451,175, 4,006,253, and 3,054,365 respectively, and the weighted average exercise price of such shares for the same periods were $10.18, $16.53, and $26.94, respectively. In certain situations, a stock option will be vested but not exercisable. This is due to the fact that the Company does not show options as exercisable unless and until it has received the signed agreement related to such grant. In addition, there are a number of shares that are vested, but are not exercisable until a certain time in the future (as provided by contract). At December 31, 2005, 2004, and 2003, the total number of vested but unexercisable shares, were 122,360, 34,732, and 50,561, respectively, and had a weighted average exercise price of $15.31, $56.12, and $51.37, respectively.

The Company uses the intrinsic-value method in accounting for its stock-based compensation plans. Accordingly, compensation cost has been recognized in the financial statements for those options issued with exercise prices at less than fair value on the date of grant. These amounts are included as a component of stockholders’ equity (deficit) and were being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). No options were granted with an exercise price below the fair market value during fiscal years 2005, 2004, and 2003.

Note 8. Warrant Liability

The warrants issued to the Investors in June, September, and October 2005 (collectively referred to as the “Warrants”) have cash penalty clauses for the failure to register the underlying shares of common stock. Pursuant to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the Company recorded the Warrants as liabilities at their fair value using the Black-Scholes valuation model with changes in value reported to other income or expense each period. For the year ended December 31, 2005, $331,000 was recorded to other income for the change in fair value of the Warrants.

The Warrants require physical settlement but allow for net-share settlement if the underlying shares of common stock are not registered. A maximum of 1,914,586 shares of common stock could be issued to settle the Warrants under a net-share settlement.

As discussed in Note 7 above, in May 2006, the Company amended the Registration Agreement related to the Private Placements to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors to September 30, 2006 from January 27, 2006, in exchange for the issuance of 593,854 shares of common stock to the Investors. The Company amended the penalty for failure to register the underlying shares of common stock from cash to share-based payments, whereby, if the registration deadline is not met by September 30, 2006, an additional 59,383 shares of common stock will be issued to the Investors for a maximum of 653,237 shares to be issued if the registration requirements are never met. Pursuant to EITF 00-19, with the elimination of these cash penalties, the fair value of the Warrants on the date of this amendment will be reclassified to equity from liability, and gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability will not be reversed.

Note 9. Restructuring Costs

As of December 31, 2005, the Company has $7.6 million in recorded restructuring liabilities primarily related to excess leased facilities exited before 2003. The majority of this restructuring reserve was originally recorded pursuant to provisions of EITF 94-3 and continues to be evaluated pursuant to the requirements thereof. For facilities vacated after December 2002, the corresponding restructuring charge was recorded pursuant to the provisions of SFAS 146 and were recorded as a result a change in evaluation of the real estate conditions in the United Kingdom as well as a change in sublease estimates based on communications with current and potential subtenants in the United States. Additionally, the Company vacated two buildings during 2005. These charges totaled $0.2 million, $3.4 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, and have been recorded in the Company’s consolidated statements of operations as restructuring costs.

In December 2005, the Company consolidated its research and development operations into one location in Menlo Park, California to optimize the Company’s research and development processes and decrease overall operating expenses. As a result, the Company terminated the employment of 15 employees based in New Hampshire. As a result of this consolidation, the Company incurred a restructuring charge of $282,000 related to employee termination costs.

Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through January 2011 unless the Company negotiates to exit the leases at an earlier date. Sublease payments received were approximately $494,000, $141,000 and $348,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

A summary of restructuring expenses, payments, and liabilities for the years ended December 31, 2003, 2004, and 2005 is as follows (in thousands):

	Severance	Facilities	Total
Restructuring reserve at December 31, 2002	$217	$10,731	$10,948
Restructuring charge	—	1,704	1,704
Payments made	(33)	(2,773)	(2,806)
Sublease payments received	—	348	348

Restructuring reserve at December 31, 2003	184	10,010	10,194
Restructuring charge	—	3,400	3,400
Payments made	(184)	(2,757)	(2,941)
Sublease payments received	—	141	141

Restructuring reserve at December 31, 2004	—	10,794	10,794
Restructuring charge	282	186	468
Payments made	—	(4,204)	(4,204)
Sublease payments received	—	494	494

Restructuring reserve at December 31, 2005	$282	$7,270	$7,552

Note 10. Retirement Plan

The Company has a 401(k) retirement plan, which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified amount. The Company, at its discretion, may make additional matching contributions on behalf of the participants of the retirement plan. The Company made no contributions for the years ended December 31, 2005, 2004 and 2003.

Note 11. Income Taxes

The 2005, 2004 and 2003 income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal tax benefit at statutory rate	$(6,042)	$(7,294)	$(7,283)
Current year net operating losses and temporary differences, no tax benefit recognized	5,979	7,191	6,683
Amortization and goodwill impairment	—	—	494
Change in valuation allowance	—	—	—
Other permanent differences	63	103	106
Foreign taxes	196	314	318

Total tax expense	$196	$314	$318

In 2005, 2004 and 2003 certain foreign subsidiaries were profitable, based upon application of the Company’s intercompany transfer pricing agreements, which resulted in income tax expense totaling approximately $196,000, $314,000 and $318,000 respectively, in those foreign jurisdictions.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set as follows (in thousands):

	Year Ended December 31,
	2005	2004
Deferred tax assets:
Accruals and reserves	$1,085	$1,197
Property and equipment	8,715	7,764
Credit carryforward	2,110	2,110
Stock based compensation	24,664	25,487
Other	2,152	2,486
Net operating loss	173,951	168,044

Gross deferred tax assets	212,677	207,088
Valuation allowance	(212,677)	(207,088)

Net deferred tax assets	$—	$—

The net change in the valuation allowance for the year ended December 31, 2005 was an increase of approximately $5.6 million due to current year losses net of the effect of the expiration of tax carryforwards and other assets. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

A portion of deferred tax assets relating to net operating losses pertain to acquired net operating loss carryforwards of approximately $8.9 million. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to reduce goodwill or acquired intangibles, if remaining, rather than a reduction of income tax expense.

As of December 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $444.6 million and $345.6 million, respectively. The federal and state net operating loss carryforwards, if not offset against future taxable income, will expire by 2025. The Company also had foreign net operating loss carryforwards of approximately $20.0 million. The foreign losses expire at various dates and some can be carried forward indefinitely.

Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The portion of the net operating loss and tax credit carryforwards subject to potential limitation has not been included in deferred tax assets.

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

Note 12. Information About Geographic Areas

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment: specifically the licensing and support of its software applications. Revenue classification is based upon customer location. Geographic information on revenue for the years ended December 31, 2005, 2004, and 2003 is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
North America	$30,039	$31,739	$43,851
Europe	11,848	15,537	14,979
Asia Pacific	1,241	1,624	2,176

	$43,128	$48,900	$61,006

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, is as follows (in thousands):

	Year Ended December 31,
	2005	2004
United States	$2,835	$11,108
International	1,967	2,280

	$4,802	$13,388

Note 13. Related Party Transactions

The Company provided support services to a company that is affiliated with Massood Zarrabian, a director of the Company until August 2003. The Company recognized approximately $54,800 in revenue related to the company during the year ended December 31, 2003.

In addition, the Company purchased software and support services from this company totaling approximately $96,000 during the year ended December 31, 2003. Management reviewed the contractual rates and terms to assess that they were comparable with those entered into with independent third parties.

Note 14. Subsequent Event

As discussed in Note 7 and Note 8 above, in May 2006, the Company amended the Registration Agreement related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors to September 30, 2006 from January 27, 2006, in exchange for the issuance of 593,854 shares of common stock to the Investors. The Company amended the penalty for failure to register the underlying shares of common stock from cash to share-based payments, whereby, if the registration deadline is not met by September 30, 2006, an additional 59,383 shares of common stock will be issued to the Investors for a maximum of 653,237 shares to be issued if the registration requirements are never met. Pursuant to EITF 00-19, with the elimination of these cash penalties, the fair value of the Warrants on the date of this amendment will be reclassified to equity from liability, and gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability will not be reversed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In July 2004, PricewaterhouseCoopers LLP (“PwC”) resigned as our independent registered public accounting firm. In September 2004, we appointed Deloitte & Touche LLP (“D&T”) as our new independent registered public accounting firm.

In January 2006, D&T informed us that it would resign as our independent registered public accounting firm upon the completion of its review of our unaudited financial statements for the quarter and six months ended June 30, 2005.

In March 2006, we appointed Burr, Pilger & Mayer LLP as our new independent registered public accounting firm.

PwC did not include in their report on the Company’s financial statements as of December 31, 2003 and 2002, and for the years then ended an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope, or accounting principle, nor were there disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements as of and for the years ended December 31, 2003 and 2002.

D&T did not include in their report on the Company’s financial statements as of December 31, 2004 and for the year then ended an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope, or accounting principle, nor were there disagreements between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to D&T’s satisfaction, would have caused D&T to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements as of and for the year ended December 31, 2004. In the course of the audit of KANA’s consolidated financial statements for the year ended December 31, 2004, D&T identified and reported material weaknesses in KANA’s internal control over financial reporting. First, KANA had weaknesses in its general accounting processes related to insufficient documentation and analyses to support its consolidated financial statements, failure to properly evaluate estimates of royalties due, inadequate reconciliation of inter-company accounts, insufficient staffing in the accounting and reporting function, which was exacerbated by changes in management and accounting personnel, and insufficient training of its accounting department. Second, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, this required adjustments to KANA’s consolidated financial statements for the year ended December 31, 2004. Third, KANA had multiple and inconsistent travel and entertainment policies and inadequate processes and procedures for review of expense reimbursement requests that were also a material weakness in internal controls.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 which continued to exist during 2005. As a result, we concluded that our internal controls over financial reporting were not effective as of December 31, 2005. We believe that these deficiencies did not have a material impact on our consolidated financial statements included in this report due to the fact that we performed substantial analysis on the December 31, 2005 and prior period financial statement balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management, and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or accounting principles generally accepted in the United States of America, and they increase the risk of error.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Board of Directors

Our Board of Directors currently consists of seven (7) directors and is divided into three classes with staggered three-year terms. The names of our directors and certain biographical information about each (including their ages as of June 15, 2006) are set forth below:

Name	Age	Position
Michael S. Fields	60	Chairman of the Board of Directors and Chief Executive Officer
Jerry R. Batt	55	Director
William T. Clifford	59	Director
Dr. Dixie L. Mills	58	Director
John F. Nemelka	40	Director
Michael J. Shannahan	57	Director
Stephanie Vinella	51	Director

Michael S. Fields. Mr. Fields joined our Board of Directors in June 2005 and since July 24, 2005, has been serving as our Chairman of the Board of Directors. From July 24, 2005 to August 25, 2005, Mr. Fields served as acting President of KANA. On August 25, 2005, Mr. Fields was appointed Chief Executive Officer of KANA. Mr. Fields has been the Chairman and Chief Executive Officer of The Fields Group, a venture capital and management consulting firm, since May 1997. In June 1992, Mr. Fields founded OpenVision Technologies, Inc., a supplier of computer systems management applications for open client/server computing environments, and served as its Chief Executive Officer from July 1992 to July 1995, and served as its Chairman of the Board of Directors from July 1992 to April 1997. Earlier in his career Mr. Fields managed sales organizations at a number of large corporations, including Oracle U.S.A., where he served as President, and Applied Data Research and Burroughs Corporation. Mr. Fields also serves on the Board of Directors of Imation Corporation, and two privately-held companies, ViaNovus, Inc. and Crucian Global Services, Inc. Mr. Fields is a Class III Director whose current term expires at the annual meeting to be held in 2008.

Jerry R. Batt. Mr. Batt joined our Board of Directors in August 2003. Mr. Batt has served as Vice President and Chief Information Officer of Pulte Home Corporation, a national home building and construction company, since September 2003. From July 2001 to February 2003, Mr. Batt was the Chief Information Officer and Vice President of Sprint PCS. From April 2000 to July 2001, Mr. Batt co-founded and was Chief Executive Officer of Foxfire Consulting, an IT consulting and systems integration firm specializing in the telecommunications industry. From 1973 to January 2000, Mr. Batt was responsible for AT&T’s consumer long distance account management, billing and customer service platform. Mr. Batt holds a degree in Industrial Engineering and Operations Research from Virginia Tech University. Mr. Batt is a Class II Director whose current term expires at the annual meeting to be held in 2007.

William T. Clifford. Mr. Clifford joined our Board of Directors in December 2005. Since August 2005, Mr. Clifford has served as Chairman of the Board of Directors and Chief Executive Officer of Aperture Technologies, Inc., an enterprise software solution company. From 2001 to 2003, Mr. Clifford served as a General Partner of The Fields Group, a venture capital and management consulting firm. From 1993 to 2000, Mr. Clifford served as President and Chief Executive Officer of Gartner Group, Inc., an information technology research and market company. Prior to these positions, Mr. Clifford was President of the Central and National Account divisions, and Corporate Vice President, Information Systems Development at Automatic Data Processing, Inc. Mr. Clifford holds a degree in Economics from University of Connecticut. Mr. Clifford also serves on the Board of Directors of two privately-held companies, ViaNovus, Inc. and GridApp, Inc. Mr. Clifford is a Class II Director whose current term expires at the annual meeting to be held in 2007.

Dr. Dixie L. Mills. Dr. Mills joined our Board of Directors in August 2003. Dr. Mills has been the Dean of the College of Business at Illinois State University since 1997. Dr. Mills is a member of the board of trustees for the Preferred Group of Mutual Funds, managed by Caterpillar Investment Management, Ltd. Dr. Mills received her B.A. degree in history from Georgetown College, and earned her M.B.A. and Ph.D. degrees in finance from the University of Cincinnati. Dr. Mills is a Class I Director whose current term expires at the annual meeting to be held in 2006.

John F. Nemelka. Mr. Nemelka joined our Board of Directors in October 2005. Mr. Nemelka founded NightWatch Capital Group, LLC, an investment management business, in July 2001 and has served as its Managing Principal since July 2001. From 1997 to 2000, Mr. Nemelka was a Principal at Graham Partners, a private investment firm and affiliate of the privately-held Graham Group. From 2000 to 2001, Mr. Nemelka was a Consultant to the Graham Group. Mr. Nemelka holds a B.S. degree in Business Administration from Brigham Young University and a M.B.A. degree from the Wharton School at University of Pennsylvania. Mr. Nemelka also serves on the Board of Directors of a privately-held company. Mr. Nemelka is a Class III Director whose current term expires at the annual meeting to be held in 2008.

Michael J. Shannahan. Mr. Shannahan joined our Board of Directors in June 2005. Since February 2005, Mr. Shannahan has served as Chief Financial Officer of Medsphere Systems Corporation, a software company in the healthcare industry. Mr. Shannahan has also served as Chief Financial Officer of Chordiant, Software, Inc., a management software company, from October 2003 to September 2004, Sanctum from October 2001 to November 2002 and Broadband Office from January 2001 to September 2001. Prior to these positions, Mr. Shannahan spent eighteen years with KPMG as a Partner in the Information, Communication and Entertainment practice. Mr. Shannahan holds a B.S. degree in Business Administration with a concentration in Accounting and a B.A. degree from Rockurst College. Mr. Shannahan is a Class II Director whose current term expires at the annual meeting to be held in 2007.

Stephanie Vinella. Ms. Vinella joined our Board of Directors in November 2004. Since January 2005, Ms. Vinella has served as Chief Financial Officer of Nextance Inc., a provider of enterprise contract management solutions. From November 1999 to August 2004, Ms. Vinella served as Chief Financial Officer of AlphaBlox Corporation, a business analytic software company. From 1990 to 1999, Ms. Vinella served as Chief Financial Officer of Edify Corporation, a software company. Ms. Vinella holds a B.S. degree in Accounting from the University of San Francisco and a M.B.A. degree from Stanford University. Ms. Vinella is a Class I Director whose current term expires at the annual meeting to be held in 2006.

Executive Officers

The names of our current executive officers and certain biographical information about each (including their ages as of June 15, 2006) are set forth below:

Name	Age	Position
Michael S. Fields (1)	60	Chairman of the Board and Chief Executive Officer
John M. Thompson	60	Executive Vice President and Chief Financial Officer

(1)	Mr. Fields’ biographical information appears above. See “Board of Directors.”

John Thompson. Mr. Thompson joined KANA in October 2004 and currently serves as our Executive Vice President and Chief Financial Officer. Mr. Thompson was Chief Financial Officer of Veraz Networks, Inc., a provider of Voice Over IP solutions to the telecom industry, from January 2003 to October 2004. From May 2001 to January 2003, Mr. Thompson was Chief Financial Officer of Interwise, Inc., a provider of web-based communication products. From December 1998 to January 2001, Mr. Thompson was Chief Financial Officer of

Manage.com, a software company. Mr. Thompson holds B.S. degrees in Mathematics and Industrial Management from Purdue University and a M.S. degree in Industrial Administration from Carnegie-Mellon University.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and currently comprised of Mr. Shannahan, Dr. Mills and Ms. Vinella, each of whom meets the independence and other requirements to serve on our Audit Committee under applicable securities laws and the rules of the SEC and listing standards of The NASDAQ Stock Market. Our Board of Directors has determined that Mr. Shannahan and Ms. Vinella are each an “audit committee financial expert” as defined in the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based on our review of reporting forms we have received from our executive officers and board members, we believe that such persons have filed, on a timely basis, the reports required under Section 16(a) of the Exchange Act for fiscal year 2005.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth certain information concerning compensation earned for 2003, 2004 and 2005, by:

•	our Chief Executive Officer;

•	each of our other most highly compensated executive officers who were serving at the end of 2005 and whose salary and bonus for 2005 exceeded $100,000; and

•	up to two additional individuals who would have been named, but for the fact that such individual was not serving as an executive officer at the end of 2005.

The listed individuals are referred to in this report as the Named Executive Officers.

The salary figures include amounts the employees invested into our tax-qualified plan pursuant to Section 401(k) of the Internal Revenue Code. However, compensation in the form of perquisites and other personal benefits that constituted less than the lesser of either $50,000 or 10% of the total annual salary and bonus of each of the Named Executive Officers in 2005 is excluded. The option grants reflected in the table below were made under our equity incentive plans, including the KANA Software, Inc. 1999 Stock Incentive Plan, as amended, the Broadbase Software, Inc. 1999 Equity Incentive Plan and the Broadbase Software, Inc. 2000 Stock Incentive Plan.

		Annual Compensation		Long-Term Compensation Awards
				Securities Underlying Options	All Other Compensation ($)
Name and Principal Positions	Year	Salary ($)	Bonus ($)
Michael S. Fields (1) Chief Executive Officer and Chairman of the Board	2005	$126,557	$102,532	0	$30,000

Chuck Bay (2) Former Chief Executive Officer	2005 2004 2003	260,223 300,000 250,000	20,000 35,000 100,000	260,100 150,000 275,000	— —

John M. Thompson (3) Executive Vice President and Chief Financial Officer	2005 2004	235,000 48,959	77,667	33,100 350,000

Brian Kelly (4) Former President, Connectify	2005 2004 2003	201,042 205,000 100,401	63,000 119,080 70,000	72,500 100,000 300,000	150,000

Alan Hubbard (5) Former Executive Vice President of Research and Development	2005 2004 2003	217,500 205,000 163,100	89,550 109,674 100,000	90,500 40,000 254,876	— —

Tim Angst (6) Former Executive Vice President, Worldwide Operations	2005 2004 2003	134,106 134,102 —	46,494 — —	102,600 400,000 —	66,440 —

(1)	Mr. Fields served as President of KANA from July 25, 2005 to August 25, 2005 on a consulting basis before he was appointed Chief Executive Officer of KANA on August 25, 2005. Mr. Fields’ bonus amount is for services performed during fiscal year 2005, but paid in the first quarter of fiscal year 2006 and Mr. Fields’ “Other Compensation” represents the compensation he received for his consulting services.

(2)	Mr. Bay resigned from his executive position with KANA on August 25, 2005; therefore, his 2005 annual salary represents only eight months of compensation.

(3)	Mr. Thompson joined KANA in October 2004; therefore, his 2004 annual salary and bonus represents only two and one half months of compensation.

(4)	Mr. Kelly’s “Other Compensation” in 2003 represents a signing bonus. Mr. Kelly’s executive position with KANA terminated on June 1, 2006. Mr. Kelly’s title of his position at KANA changed from Executive Vice President of Marketing and Product Strategy to President, Connectify on February 16, 2006.

(5)	Mr. Hubbard resigned from his executive position with KANA on February 14, 2006.

(6)	Mr. Angst joined KANA in April 2004; therefore, his 2004 annual salary represents only eight months of compensation. Mr. Angst’s “Other Compensation” represents commissions Mr. Angst earned in 2004. Mr. Angst ceased providing services in early June 2005.

Stock Options

Table of Option Grants in Fiscal 2005. The following table sets forth information with respect to stock options granted to each of the Named Executive Officers in the year ended December 31, 2005. We granted options to purchase up to a total of 2,332,730 shares to employees during the year ended December 31, 2005 and the table’s percentage column shows how much of that total was granted to the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during 2005.

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

Option Grants in Fiscal 2005

		Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year 2005	Exercise Price Per Share ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
					5% ($)	10% ($)
Michael S. Fields	—	—	—	—	—	—
Chuck Bay (1)	125,000	5.36	1.591	03/01/2015	0	125,028
	100,000	4.29	1.591	03/01/2015	0	100,023
	35,100	1.50	1.870	03/23/2015	(7,020)	29,831

John M. Thompson	17,500	0.75	1.591	03/01/2015	0	17,504
	15,600	0.67	1.870	03/23/2015	(3,120)	13,258

Brian Kelly (2)	72,500	3.11	1.591	03/01/2015	0	72,516
Alan Hubbard (3)	72,500	3.11	1.591	03/01/2015	0	72,516
	18,000	0.77	1.870	03/23/2015	(3,600)	15,298

Tim Angst (4)	72,500	3.11	1.591	03/01/2015	0	72,516

	30,100	1.29	1.870	03/23/2015	(6,020)	25,582

(1)	Mr. Bay resigned as our Chief Executive Officer on August 25, 2005.

(2)	Mr. Kelly’s executive position with KANA terminated on June 1, 2006.

(3)	Mr. Hubbard resigned on February 14, 2006.

(4)	As of June 2005, Mr. Angst ceased providing services to KANA.

Table of Aggregated Option Exercises and Fiscal Year-End Values. The following table sets forth the number of shares underlying exercisable and unexercisable options held by the Named Executive Officers as of December 31, 2005 and the value of such options. None of the Named Executive Officers held any stock appreciation rights at the end of the year.

The value realized is based on the fair market value of our common stock on the date of exercise, minus the exercise price payable for the shares, except in the event of a same day sale transaction, in which case the actual sale price is used.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	# of Securities Underlying Unexercised Options/SARs at Fiscal Year-End(#)		Value of Unexercised in-the-Money Options/SARs at Fiscal Year-End($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael S. Fields	—	—	0	0	$0	$0
Chuck Bay (1)	—	—	1,549,117	445,312	4,439	—
John M. Thompson	—	—	120,965	262,135	—	—
Brian Kelly (2)	—	—	240,677	231,823	—	—
Alan Hubbard (3)	—	—	253,102	177,398	16,332	3,768
Tim Angst (4)	—	—	221,714	—	—	—

(1)	Mr. Bay resigned as our Chief Executive Officer on August 25, 2005.
(2)	Mr. Kelly’s executive position with KANA terminated on June 1, 2006.
(3)	Mr. Hubbard resigned on February 14, 2006.
(4)	As of June 2005, Mr. Angst ceased providing services to KANA.

Compensation of Directors

Until 2005 we did not compensate any non-employee member of our Board of Directors other than through option grants. In November 2005, the Board of Director restated the director cash compensation arrangements for each of the Directors for all periods up to December 31, 2005 and decided to address cash compensation for future periods in 2006. For services up to December 31, 2005, Ms. Vinella received $40,000 in cash compensation ($30,000 for participation on our Board of Directors, $5,000 for acting as our Audit Committee Chairperson during the last half of 2004 and $5,000 for acting as our Audit Committee Chairperson in the first half of 2005); Dr. Mills received $35,000 ($30,000 for participation on our Board of Directors and $5,000 for acting as our Governance Committee Chairperson); Mr. Batt received $35,000 ($30,000 for participation on our Board of Directors and $5,000 for acting as our Compensation Committee Chairperson); and Mr. Shannahan received $25,000 ($15,000 for participation on our Board of Directors and $10,000 for acting as our Audit Committee Chairperson during the last half of 2005). Messrs. Fields, Clifford and Nemelka received no cash compensation for 2005.

In April 2006, our Board of Directors approved new director cash compensation arrangements that became effective retroactively from January 1, 2006, under which each non-employee director will be paid (i) an annual fee of $10,000, and (ii) an additional $2,500 for each of the four (4) regularly scheduled Board of Directors meetings that such director attends. Moreover, our Board of Directors approved the following cash compensation for chairpersons of our committees of the Board of Directors: the chairperson of the Audit Committee will be paid $15,000 per annum and the chairpersons of the Compensation Committee and the Governance and Nominating Committee will each be paid $5,000 per annum.

Our non-employee directors are eligible to receive discretionary option grants and stock issuances from the KANA 1999 Stock Incentive Plan. In February 2005, Ms. Vinella was granted an option to purchase an aggregate of 100,000 shares of common stock at $1.70 per share as her initial grant as a new non-employee director. All of these options were granted under the KANA 1999 Stock Incentive Plan, and each option will vest and become exercisable, for as long as Ms. Vinella is serving as a member of the Board of Directors, as to 1/48th of the total shares granted each month. If there is a change of control of at least 50% of our voting stock, and, in connection with the change of control, there is an involuntary termination of Ms. Vinella’s service as a member of our Board of Directors (or our successor), then any remaining unvested shares will immediately vest. In addition, under the KANA 1999 Stock Incentive Plan, each new non-employee director will receive an automatic option grant for 40,000 shares upon his or her initial appointment or election to the Board of Directors, and each continuing non-employee director will receive an automatic option grant for 10,000 shares on the date of the annual meeting of stockholders thereafter.

On November 18, 2005, we formally entered into a consulting agreement (the “Consulting Agreement”) with Mr. Fields, with respect to his service as acting President of KANA between July 25, 2005 and August 25, 2005. Pursuant to the terms of the Consulting Agreement, Mr. Fields was paid a fee of $30,000 for his services. In addition, on November 18, 2005, we formally entered into an employment offer letter with Mr. Fields for the position of Chief Executive Officer and Chairman of the Board of Directors (the “Board”), effective August 26, 2005 (the “Start Date”). Our Compensation Committee of the Board of Directors has recommended that Mr. Fields be granted options to purchase 768,000 shares of our common stock divided into two grants and subject to a “reference collar,” which means that if the closing price of our common stock on the date on which Mr. Fields’ options are granted is greater than the closing price of our common stock on Mr. Fields’ Start Date ($1.63), then the number of shares for which Mr. Fields’ options may become exercisable will be increased by the relative percent difference in the grant date price and $1.63. Conversely, if the closing price of KANA’s common stock on the grant date is less than $1.63, then the number of shares for which Mr. Fields’ options may become exercisable will be decreased by the relative percent difference in the grant date price and $1.63. The first grant of options will become exercisable for 25% of the shares upon the completion of six months of service and the remaining shares will become exercisable over eighteen equal monthly installments. The second grant of options will become exercisable for 12.5% of the shares upon the completion of six months of service and the remaining shares will become exercisable over forty-two equal monthly installments.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Executive Officer’s Acceleration of Option Vesting in the Event of a Change of Control. Options held by our continuing Named Executive Officers provide for full acceleration of vesting and exercisability with respect to all unvested shares upon a change of control if, following such change of control, the Named Executive Officer is not offered a similar position in the combined entity.

In Mr. Fields’ employment offer letter, we agreed that in the event of a change in control if Mr. Fields is not offered a similar position of the combined entity as held prior to the change of control, then all of the unvested shares of his proposed second option grant of 384,000 shares of our common stock will immediately vest only if such change in control event occurs after the first anniversary of his (August 26, 2006) Start Date.

John M. Thompson. On October 8, 2004, we entered into an employment offer letter with Mr. Thompson. Under the employment offer letter, Mr. Thompson will receive an annual salary of $235,000 and will be eligible for an incentive bonus of an additional $65,000 per year based on the achievement of his objectives. In addition, we agreed to recommend to our Board of Directors that Mr. Thompson be granted an option to purchase 350,000 shares of our common stock that are subject to an acceleration of vesting upon a change of control as described in “Executive Officer’s Acceleration of Option Vesting in the Event of a Change of Control”.

Indemnification Agreements. We have entered into indemnity agreements with certain of our executive officers which provide, among other things, that we will indemnify such executive officers, under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party to by reason of his or her position as an executive officer of KANA, and otherwise to the full extent permitted under Delaware law and our bylaws.

Chuck Bay. On August 25, 2005, Mr. Bay retired from his position as our Chief Executive Officer and on November 14, 2005, we entered into an Employment Termination, Release and Consulting Agreement (the “Bay Termination Agreement”) with Mr. Bay. Pursuant to the Bay Termination Agreement, Mr. Bay agreed to perform consulting services for us for twenty-four (24) months at a monthly rate equal to fifty percent of his monthly salary in effect prior to his retirement as Chief Executive Officer. During his consulting period, Mr. Bay’s unvested options will continue to vest so long as Mr. Bay complies with the Bay Termination Agreement, and at the end of his consulting period, all of Mr. Bay’s unvested options will become fully vested so long as Mr. Bay continuously complies with the Bay Termination Agreement. Mr. Bay also agreed to be bound by a non-competition obligation and agreed to not solicit our employees, customers and partners during his consulting period.

We had an employment agreement with Mr. Bay which provided for (i) eighteen (18) months of acceleration of unvested stock options upon a change of control if, following such change of control, Mr. Bay is not offered a similar position in the combined entity, (ii) full acceleration of unvested stock options immediately prior to such change in control if the successor entity does not fully assume or replace such stock options with equivalent substitute stock options, and (iii) a lump sum payment of eighteen (18) months of Mr. Bay’s base salary and payment of up to eighteen (18) months of health insurance benefits if KANA is subject to a change of control and Mr. Bay is not offered a similar position in the combined entity following such change of control. This agreement was cancelled in connection with the Bay Termination Agreement described above.

Alan Hubbard. On February 14, 2006, we entered into an Employment Termination, Release and Consulting Agreement (the “Hubbard Termination Agreement”) with Mr. Hubbard, our former Executive Vice President, Research & Development. Pursuant to the Hubbard Termination Agreement, we agreed to pay Mr. Hubbard a separation bonus of $17,500 (less applicable federal and state withholding) and Mr. Hubbard has agreed to perform consulting services for us for six (6) months at a monthly rate equal to his monthly salary in effect prior to his resignation. During his consulting period, Mr. Hubbard’s unvested options will continue to vest and at the end of his consulting period, all of Mr. Hubbard’s unvested options will become fully vested so long as Mr. Hubbard continuously complies with the terms of the Hubbard Termination Agreement. Mr. Hubbard has also agreed to be bound by a non-competition obligation and agreed to not solicit our employees, customers and partners during his consulting period.

Brian Kelly. On June 7, 2006, we entered into an Employment Termination, Release and Consulting Agreement (the “Kelly Termination Agreement”) with Mr. Kelly, our former President of Connectify. Pursuant to the terms of the Kelly Termination Agreement, Mr. Kelly’s employment with us terminated effective June 1, 2006; we will extend Mr. Kelly’s medical insurance coverage until May 31, 2007 and Mr. Kelly has agreed to perform consulting services for us for eleven (11) months at a monthly rate equal to his monthly salary in effect prior to his resignation. During his consulting period, Mr. Kelly’s unvested options will continue to vest so long as Mr. Kelly complies with the terms of the Kelly Termination Agreement and Mr. Kelly will have a period of ninety (90) days following the end of his consulting period to exercise his vested options. Mr. Kelly has also agreed to be bound by a non-competition obligation and agreed to not solicit our employees, customers and suppliers during his consulting period.

We entered into an employment offer letter, dated as of June 16, 2003, with Mr. Kelly. Under the employment offer letter, Mr. Kelly was to receive an annual salary of $175,000 with a signing bonus and an incentive bonus of an additional $75,000 per year based on the achievement of his objections. In addition, we agreed to recommend to our Board of Directors that Mr. Kelly be granted an option to purchase 300,000 shares of our common stock that are subject to an acceleration of vesting upon a change of control as described in “Executive Officer’s Acceleration of Option Vesting in the Event of a Change of Control”. This agreement was cancelled in connection with the Kelly Termination Agreement described above.

Tim Angst. On September 30, 2005, we entered into a Confidential Separation Agreement and Mutual Release (the “Separation Agreement”) with Mr. Angst to finalize the termination of his employment as Executive Vice President, Worldwide Operations. Pursuant to the terms of the Separation Agreement, in addition to receiving payment of salary up to Mr. Angst’s effective termination date (September 1, 2005), we agreed to pay Mr. Angst $83,335 which constitutes the equivalent of five (5) months of base salary for Mr. Angst that was in effect as of April 28, 2005, less deductions and withholdings, over five (5) months beginning on October 8, 2005 on a monthly basis. In exchange for the release of claims against us, 50,729 options held by Mr. Angst (which represents an additional vesting of his options of five (5) months) became vested and exercisable (the “Accelerated Options”). Mr. Angst will have the later of the full ninety (90) days from the date on which we become authorized to allow option exercises or May 5, 2006 to exercise his Accelerated Options and options that were vested as of September 1, 2005.

We entered into an employment offer letter, dated as of April 28, 2004, with Mr. Angst. Under the employment offer letter, Mr. Angst was to receive an annual salary of $200,000 so that his “at target” pay including base salary and variable pay would be $400,000. In addition, we agreed to recommend to our Board of Directors that Mr. Angst be granted an option to purchase 400,000 shares of our common stock that are subject to an acceleration of vesting upon a change of control as described in “Executive Officer’s Acceleration of Option Vesting in the Event of a Change of Control”. This agreement was cancelled in connection with the Separation Agreement described above.

Compensation Committee Interlocks and Insider Participation

From January 1, 2005 through April 16, 2005, our Compensation Committee consisted of Messrs. Batt and Thomas Galvin. Effective April 16, 2005, Mr. Galvin resigned from our Board of Directors. Ms. Vinella was appointed to our Compensation Committee in April 2005. Between April 16, 2005 through December 31, 2005, Mr. Batt and Ms. Vinella served on our Compensation Committee. No members of our Compensation Committee were also employees of KANA or its subsidiaries during 2005 or at any time prior to 2005. None of our executive officers serves on the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of our common stock as of June 15, 2006, by the following individuals or groups:

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

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Applicable percentage ownership in the following table is based on 34,518,171 shares of common stock outstanding as of June 15, 2006, as adjusted to include options and warrants exercisable within 60 days of June 15, 2006 held by the indicated stockholder or stockholders.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
Executive Officers and Directors:
Michael S. Fields (1)	0	*
John M. Thompson (2)	234,923	*
Alan Hubbard (3)	11,474	*
Brian Kelly (4)	299,871	*
Tim Angst (5)	235,464	*
Chuck Bay (6)	1,747,853	4.8%
Jerry R. Batt (7)	85,000	*
William T. Clifford (8)	1,000	*
Dr. Dixie L. Mills (9)	85,000	*
John F. Nemelka (10)	7,513,240	21.8%
Stephanie Vinella (11)	43,762	*
Michael J. Shannahan (12)	0	*
All current directors and executive officers as a group (9 persons) (13)	2,744,347	7.4%

5% Stockholders:
NightWatch Capital Management, LLC (14)	7,513,240	21.8%
Empire Capital Partners, L.P. (15)	2,059,215	6.0%
Empire Overseas Funds / Charter Oak Funds (16)	2,950,466	8.5%

*	Less than one percent of KANA’s outstanding common stock.

(1)	Mr. Fields was appointed as a member of KANA’s Board of Directors in June 2005. On August 25, 2005, Mr. Fields was appointed KANA’s Chief Executive Officer and Chairman of the Board of Directors.

(2)	Represents 60,000 shares held by Mr. Thompson and 174,923 options that will be exercisable as of August 14, 2006.

(3)	Represents 11,474 shares held by Mr. Hubbard. Mr. Hubbard served as our Executive Vice President of Research & Development of KANA until February 14, 2006.

(4)	Represents 9,975 shares held by Mr. Kelly and options that will be exercisable as to 289,896 shares as of August 14, 2006. Mr. Kelly served as President of Connectify of KANA until June 1, 2006.

(5)	Represents 13,750 shares held by Mr. Angst and options that will be exercisable as to 221,714 shares as of August 14, 2006. Mr. Angst served as our Executive Vice President, Worldwide Operations of KANA until June 2005.

(6)	Represents 4,736 shares held by Mr. Bay and options that will be exercisable as to 1,743,117 shares as of August 14, 2006. Mr. Bay served as our Chief Executive Officer until August 25, 2005.

(7)	Represents options that will be exercisable as to 85,000 shares as of August 14, 2006. Mr. Batt is a director of KANA.

(8)	Represents 1,000 shares held by Mr. Clifford. Mr. Clifford is a director of KANA.

(9)	Represents options that will be exercisable as to 85,000 shares as of August 14, 2006. Dr. Mills is a director of KANA.

(10)	Mr. Nemelka is a director of KANA. Based solely on information contained in an amended Schedule 13D filed by NightWatch Capital Management, LLC (“NWCM”) on January 26, 2006, Schedule 13D filed by NWCM on April 29, 2005 and Form 4 filed by NWCM on May 10, 2006. Includes 3,191,912 shares of common stock held by NightWatch Capital Partners, L.P. (“NWCP”), 2,725,876 shares of common stock held by NightWatch Capital Partners II, L.P. (“NWCP II”), warrants to purchase 873,267 shares of common stock by NWCP and warrants to purchase 722,185 shares of common stock by NWCP II. Acting through its managing member, NightWatch Capital Group, LLC (“NWCG”), NightWatch Capital Advisors, LLC (“NWCA”) has the sole power to vote or direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWCA may be deemed to be the beneficial owner of these securities. Acting through its managing member, NightWatch Capital Management, LLC (“NWM”), and in its capacity as the managing member of NWCA, NWCG has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWCG may be deemed to be the beneficial owner of these securities. Acting through its managing member, JFN Management, LLC (“JFNM”), and in its capacity as the managing member of NWCG, NWM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWM may be deemed to be the beneficial owner of these securities. Acting through its managing member, Mr. Nemelka, and in its capacity as the managing member of NWM, JFNM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, JFNM may be deemed to be the beneficial owner of these securities. In his capacity as managing member of JFNM, Mr. Nemelka has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, Mr. Nemelka may be deemed to be the beneficial owner of these securities. However, Mr. Nemelka disclaims beneficial ownership of the shares held by NWCP and NWCP II except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act). The principal business address of NWCM is 3311 North University Avenue, Suite 200, Provo, Utah 84604.

(11)	Represents 262 shares held by Ms. Vinella and options that will be exercisable as to 43,500 shares as of August 14, 2006. Ms. Vinella is a director of KANA.

(12)	Mr. Shannahan is a director of KANA.

(13)	Represents 101,197 shares held and options that will be exercisable as to 2,643,150 shares as of August 14, 2006.

(14)	Based solely on information contained in an amended Schedule 13D filed by NightWatch Capital Management, LLC (“NWCM”) on January 26, 2006, Schedule 13D filed by NWCM on April 29, 2005 and Form 4 filed by NWCM on May 10, 2006. Includes 3,191,912 shares of common stock held by NightWatch Capital Partners, L.P. (“NWCP”), 2,725,876 shares of common stock held by NightWatch Capital Partners II, L.P. (“NWCP II”), warrants to purchase 873,267 shares of common stock by NWCP and warrants to purchase 722,185 shares of common stock by NWCP II. Acting through its managing member, NightWatch Capital Group, LLC (“NWCG”), NightWatch Capital Advisors, LLC (“NWCA”) has the sole power to vote or direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWCA may be deemed to be the beneficial owner of these securities. Acting through its managing member, NightWatch Capital Management, LLC (“NWM”), and in its capacity as the managing member of NWCA, NWCG has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWCG may be deemed to be the beneficial owner of these securities. Acting through its managing member, JFN Management, LLC (“JFNM”), and in its capacity as the managing member of NWCG, NWM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWM may be deemed to be the beneficial owner of these securities. Acting through its managing member, Mr. Nemelka, and in its capacity as the managing member of NWM, JFNM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, JFNM may be deemed to be the beneficial owner of these securities. In his capacity as managing member of JFNM, Mr. Nemelka has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, Mr. Nemelka may be deemed to be the beneficial owner of these securities. However, Mr. Nemelka disclaims beneficial ownership of the shares held by NWCP and NWCP II except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act). The principal business address of NWCM is 3311 North University Avenue, Suite 200, Provo, Utah 84604.

(15)	Based solely on information contained in an amended Schedule 13G filed by Empire Capital Partners, L.P. (“Empire Capital”), Empire GP, L.L.C. (“Empire GP”), Empire Capital Management L.L.C., Scott A. Fine and Peter J. Richards on February 14, 2006 with the SEC. Empire Capital, Empire GP and Messrs. Fine and Richards share voting and dispositive power over 2,059,215 of these shares. By reason of the provisions of Rule 13d-3 of the Exchange Act, each may be deemed to beneficially own 2,059,215 of these shares of common stock directly owned by Empire Capital. The principal business address of Empire Capital, Empire GP and Messrs. Fine and Richards is 1 Gorham Island, Westport, CT 06880.

(16)	Based solely on information contained in an amended Schedule 13G filed by Empire Capital Partners, L.P., Empire GP, L.L.C., Empire Capital Management L.L.C. (“Empire Management”), Scott A. Fine and Peter J. Richards on February 14, 2006 with the SEC. Empire Management and Messrs. Fine and Richards share voting and dispositive power over 2,950,466 of these shares. By reason of the provisions of Rule

13d-3 of the Exchange Act, each may be deemed to beneficially own 2,950,466 of these shares of common stock directly owned by Empire Capital Partners, Ltd., Empire Capital Partners II, Ltd. (the “Empire Overseas Funds”), Charter Oak Partners, L.P. and Charter Oak Partners II, L.P. (the “Charter Oak Funds”). The principal business address of Empire Management and Messrs. Fine and Richards is 1 Gorham Island, Westport, CT 06880.

EQUITY COMPENSATION PLAN INFORMATION

We maintain the Kana Software, Inc. 1999 Stock Incentive Plan, as amended (the “1999 Stock Incentive Plan”), and the Kana Software, Inc. 1999 Employee Stock Purchase Plan, as amended (the “1999 Employee Stock Purchase Plan”), which have been approved by our stockholders, and the Kana Software, Inc. 1997 Stock Option Plan (the “1997 Stock Option Plan”), the Kana Software, Inc. 1999 Special Stock Option Plan (the “1999 Special Stock Option Plan”) and equity compensation plans assumed by us pursuant to acquisitions of certain companies described further below, which have not been approved by our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2005:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(3)	4,809,748	$7.73	2,457,224
Equity compensation plans not approved by security holders (2)(3)	51,827	$150.36	—
Total	4,861,575	$9.25	2,457,224

(1)	Under the terms of the 1999 Stock Incentive Plan, on the first trading day of January of each year, the aggregate number of shares of our Common Stock reserved for issuance thereunder is increased automatically by a number of shares equal to 4.25% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year, up to a maximum of 1,000,000 shares per year. Under the terms of the 1999 Employee Stock Purchase Plan, on the first trading day of January of each year, the aggregate number of shares of our Common Stock reserved for issuance thereunder is increased automatically by a number of shares equal to 0.75% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year, up to a maximum of 400,000 shares per year.

(2)	Includes outstanding options to purchase shares of our common stock under the 1997 Stock Option Plan and 1999 Special Stock Option Plan and excludes options, warrants and other equity rights assumed by us in connection with mergers and acquisitions. Please see below for a description of our equity compensation plans that do not require the approval of, and have not been approved by, our stockholders.

(3)	This table excludes an aggregate of 3,811,533 shares of our common stock that are outstanding upon the exercise of options and an aggregate of 4,063,258 shares of our common stock that are available for future issuance upon the exercise of options, with a weighted-average exercise price of $6.49 per share, under equity compensation plans of the following entities that we have acquired: Broadbase, Software, Inc., Silknet Software, Inc., NetDialog and Connectify Inc. We assumed these options in connection with the acquisition of these companies and have also assumed the following equity compensation plans: Broadbase Software, Inc. 1999 Equity Incentive Plan, Broadbase Software, Inc. 2000 Stock Incentive Plan, Silknet Software, Inc. 1999 Employee Stock Purchase Plan, Silknet Software, Inc. 1999 Stock Option and Stock Incentive Plan, Silknet Software, Inc. 1999 Non-Employee Director Stock Option Plan, Silknet Software, Inc. Employee Stock Option Plan and Insite Marketing Technology, Inc. 1997 Stock Option Plan.

    Equity Compensation Plans Not Approved By Stockholders.

Kana Software, Inc. 1997 Stock Option Plan. Our 1997 Stock Option Plan provides for stock options to be granted to employees, independent contractors, officers, and directors. Options are generally granted at an exercise price equivalent to the estimated fair market value per share at the date of grant, as determined by the Company’s Board of Directors. All options are granted at the discretion of the Company’s Board of Directors and have a term not greater than 10 years from the date of grant. Options are immediately exercisable and generally vest over four years, 25% one year after the grant date and the remainder at a rate of 1/36 per month thereafter.

Kana Software, Inc. 1999 Special Stock Option Plan. In December 1999, our Board of Directors approved the 1999 Special Stock Option Plan and 1,000,000 shares of common stock were reserved for issuance under this plan. The 1999 Special Stock Option Plan has similar terms as those of the 1997 Stock Option Plan, except that options may be granted with an exercise price less than, equal to, or greater than the fair market value of the option shares on the grant date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Pursuant to the terms of the Common Stock and Warrant Purchase Agreement, dated September 29, 2005, by and among KANA, NighWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. (collectively, “Investors”), so long as the NightWatch funds own in excess of 12.5% (calculated on an as-converted basis with respect to the NightWatch funds) of our issued and outstanding common stock, the NightWatch funds will have the right to appoint one (1) member to our Board of Directors. The NightWatch funds have designated Mr. Nemelka to be such appointee.

Based solely on information provided on an amended Schedule 13G filed by NightWatch Capital Management, LLC with the SEC on January 27, 2006, NightWatch Capital Management, LLC has sole voting and dispositive power over the aggregate 6,890,771 shares of our common stock issued to the NightWatch funds during the private placements described below (includes the shares of our common stock issuable upon the exercise of warrants). Mr. Nemelka is the Managing Principal and President of NightWatch Capital Management, LLC.

On June 30, 2005, we completed a private placement of unregistered securities pursuant to which Investors paid KANA an aggregate of approximately $2,400,000 to purchase 1,631,541 shares of our common stock at $1.471 per share and warrants to purchase up to 815,769 shares of our common stock. On September 29, 2005, we completed a second private placement of unregistered securities pursuant to which Investors paid us an aggregate of approximately $4,000,000 to purchase units, each consisting of one share of our common stock and 0.36 of a warrant, for $1.5227 per unit. We issued an aggregate of 2,626,912 shares of our common stock and warrants to purchase up to 945,687 shares of our common stock.

In the second private placement, we agreed to reset the purchase price per unit (through the issuance of additional shares and warrants to the Investors) at a price equal to the volume weighted average trading price per share of common stock for the three consecutive trading day period following the issuance of our press release announcing the delisting if our common stock is delisted from The NASDAQ National Market due to our failure to timely file our Quarterly Report on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. We were not able to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and on October 17, 2005, our common stock was delisted from The NASDAQ National Market. Accordingly, we issued to the Investors 425,358 additional shares of our common stock and warrants to purchase up to 153,130 shares of our common stock at an exercise price of $1.966 per share.

On May 8, 2006, we amended the Registration Rights Agreements entered into with the Investors to provide for a new deadline to register the registrable securities issued to the Investors pursuant to the first and second private placements and agreed to issue an aggregate of 593,854 shares of our common stock to the Investors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On July 16, 2004, PricewaterhouseCoopers LLP (“PwC”) resigned as our independent registered public accounting firm and, on September 7, 2004, we retained Deloitte & Touche LLP (“D&T”) as our new independent registered public accounting firm. On January 5, 2006, D&T notified us that it would resign as our independent registered public accounting firm upon the completion of its review of our unaudited financial statements for the quarter and six months ended June 30, 2005. On February 23, 2006, our Audit Committee appointed Burr, Pilger & Mayer LLP to serve as our independent registered public accounting firm. Burr, Pilger & Mayer LLP has reviewed our financial statements for the quarter and nine months ended September 30, 2005 and our fiscal year for the year ended December 31, 2005. On June 9, 2005, we filed our Form 10-Q for the quarter ended June 30, 2005, and on June 9, 2006, D&T resigned as our independent registered public accounting firm.

Fiscal 2005 and 2004 Audit Firm Fee Summary

From January 1, 2004 through July 16, 2004, PwC served as our independent registered public accounting firm. Set forth below are the fees (in thousands) billed for the services of PwC in such period.

Year Ended December 31, 2004
Audit fees	$195
Audit-related fees	—
Tax fees	134
All other fees:
SOX 404 Process Documentation	27

Total fees	$356

From September 7, 2004 through December 31, 2004 and through fiscal year ended December 31, 2005 and the subsequent interim period until June 9, 2006, D&T served as our independent registered public accounting firm. Set forth below are the fees (in thousands) billed for the services of D&T from September 7, 2004 through December 31, 2005.

	Year Ended December 31,
	2005	2004
Audit fees	$998	$1,134
Audit-related fees	—	—
Tax fees	—	—
All other fees:	—	—

Total fees	$998	$1,134

The estimated fee billed for the services of D&T from January 1, 2006 until June 9, 2006 for review of our unaudited financial statements for the quarter and six months ended June 20, 2005 and our audited financial statements for the year ended December 31, 2004 and for this Annual Report on Form 10-K, is approximately $176,000, which is included in the table above.

Since February 23, 2006, Burr, Pilger & Mayer LLP served as our independent registered public accounting firm and has reviewed our financial statements for the quarter and nine months ended September 30, 2005 and for the year ended December 31, 2005. The estimated fee billed by Burr, Pilger & Mayer LLP for such services is approximately $300,000 which are not included in the above table.

Our Audit Committee considers at least annually whether the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence. This process includes:

•	Obtaining and reviewing, on at least an annual basis, a letter from the independent auditors describing all relationships between the independent auditors and KANA required to be disclosed by Independence Standards Board Standard No. 1, reviewing the nature and scope of such relationships, discussing these relationships with the independent auditors and discontinuing any relationships that the Committee believes could compromise the independence of the auditors; and

•	Obtaining reports of all non-audit services proposed to be performed by the independent auditors before such services are performed, reviewing and approving or prohibiting, as appropriate, any non-audit services not permitted by applicable law. The Committee may delegate authority to review and approve or prohibit non-audit services to one or more members of the Committee, and direct that any approval so granted be reported to the Committee at a following meeting of the Committee.

All services provided by our accounting firms in fiscal 2004 and fiscal 2005 were approved in advance by our Audit Committee.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Financial Statement Schedules:

Schedule	Title	Page
II	Valuation and Qualifying Accounts	96

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes there.

3. Exhibits:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as amended October 12, 2001.	10-K	000-27163	3.05	3/28/03

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Rights Agreement, dated as of January 26, 2006, by and between Kana Software, Inc. and U.S. Stock Transfer Corporation.	8-K	000-27163	4.02	1/31/06

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**					X

10.02	Kana Software, Inc. 1999 Employee Stock Purchase Plan, as amended.**	S-4/A	333-59754	10.23	5/18/01

10.03	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.05	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan, adopted on May 3, 2000, and related forms of agreements.**	S-8±	333-38480	4.09	6/02/00

10.07	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**	S-4/A±	333-4896	4.09	11/09/00

10.08	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II.	10-Q±	000-27163	10.03	5/11/00

10.09	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	10-Q±	000-27163	10.4	11/13/00

10.10	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

10.11	Warrant to Purchase Common Stock, dated August 7, 2001, between Kana Communications, Inc. and General Electric Capital Corporation.	S-3	333-77068	4.12	1/18/02

10.12	Warrant to Purchase Common Stock, dated September 5, 2001, between Kana Communications, Inc. and Banca 121.	S-3	333-77068	4.13	1/18/02

10.13	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

10.14	Form of Contingent Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A	000-27163	99.02	12/13/01

10.15	Form of Commitment Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A	000-27163	99.03	12/13/01

10.16	Warrant to Purchase Common Stock, dated September 5, 2001 between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

10.17	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.18	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.19	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.20	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.21	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.22	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.23	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.24	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.25	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.26	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.27	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.28	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.29	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.30	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

10.31	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.32	Offer letter to Brian Kelly. **	10-Q	000-27163	10.1	8/13/03

10.33	Change of Control and Retention Agreement with Chuck Bay dated as of August 27, 2003.**	10-Q	000-27163	10.1	11/12/03

10.34	Offer letter to Tim Angst dated April 23, 2004.**	10-Q	000-27163	10.2	5/13/04

10.35	Offer letter to John M. Thompson dated October 8, 2004.**	10-Q	000-27163	10.2	11/15/04

10.36	Confidential Separation Agreement and Mutual Release, between Kana Software, Inc. and Tim Angst, dated September 30, 2005.**	8-K	000-27163	10.01	10/06/05

10.37	Employment Termination, Release and Consulting Agreement, dated as of August 26, 2005, between Kana Software, Inc. and Chuck Bay.**	8-K/A	000-27163	10.01	11/18/05

10.38	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

10.39	Consulting Agreement, between Kana Software, Inc. and Michael S. Fields, dated as of July 25, 2005.**	8-K/A	000-27163	10.02	11/23/05

10.40	Business Financing Agreement, dated as of November 30, 2005, between Bridge Bank, National Association and Kana Software, Inc.	8-K	000-27163	10.01	12/07/05

10.41	Business Financing Agreement, dated as of December 29, 2005, between Bridge Bank, National Association and Kana Software, Inc.					X

10.42	Business Financing Modification Agreement, dated as of December 29, 2005, between Kana Software, Inc. and Bridge Bank, National Association.					X

10.43	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.					X

10.44	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.					X

10.45	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Alan Hubbard, dated February 14, 2006.**	8-K	000-27163	10.01	2/21/06

10.46	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.47	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Brian Kelly, dated May 31, 2006.**	8-K	000-27163	10.01	6/13/06

10.48	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/9/97

10.49	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/6/06

16.01	Letter dated January 11, 2006 from Deloitte & Touche LLP to the Securities and Exchange Commission.	8-K	000-27163	16.01	1/11/06

16.02	Letter dated June 14, 2006 from Deloitte & Touche LLP to the Securities and Exchange Commission.	8-K	000-27163	16.01	6/15/06

21.01	List of subsidiaries of Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

23.02	Consent of Independent Registered Public Accounting Firm.					X

23.03	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (included on page 97 of this Annual Report on Form 10-K).					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

KANA SOFTWARE, INC.

	Balance at Beginning of Year	Amounts recorded in Write-off and Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2005	$586	$26	$(463)	$149
Year ended December 31, 2004	$1,187	$(569)	$(32)	$586
Year ended December 31, 2003	$4,815	$(2,004)	$(1,624)	$1,187

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, state of California, on July 6, 2006.

Kana Software, Inc.

/S/ MICHAEL S. FIELDS
Michael S. Fields Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Michael S. Fields and John M. Thompson, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each an every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 6, 2006	By	/s/ MICHAEL S. FIELDS
Michael S. Fields Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: July 6, 2006	By	/s/ JOHN M. THOMPSON
John Thompson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 6, 2006	By	/s/ JERRY R. BATT
Jerry R. Batt Director

Date: July 6, 2006	By	/s/ DIXIE L. MILLS
Dixie L. Mills Director

Date: July 6, 2006	By	/s/ STEPHANIE VINELLA
Stephanie Vinella Director

Date: July 6, 2006	By	/s/ MICHAEL J. SHANNAHAN
Michael J. Shannahan Director

Date: July 6, 2006	By	/s/ WILLIAM T. CLIFFORD
William T. Clifford Director

Date: July 6, 2006	By	/s/ JOHN F. NEMELKA
John F. Nemelka Director

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as amended October 12, 2001.	10-K	000-27163	3.05	3/28/03

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Rights Agreement, dated as of January 26, 2006, by and between Kana Software, Inc. and U.S. Stock Transfer Corporation.	8-K	000-27163	4.02	1/31/06

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**					X

10.02	Kana Software, Inc. 1999 Employee Stock Purchase Plan, as amended.**	S-4/A	333-59754	10.23	5/18/01

10.03	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.05	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan, adopted on May 3, 2000, and related forms of agreements.**	S-8±	333-38480	4.09	6/02/00

10.07	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**	S-4/A±	333-4896	4.09	11/09/00

10.08	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II.	10-Q±	000-27163	10.03	5/11/00

10.09	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	10-Q±	000-27163	10.4	11/13/00

10.10	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

10.11	Warrant to Purchase Common Stock, dated August 7, 2001, between Kana Communications, Inc. and General Electric Capital Corporation.	S-3	333-77068	4.12	1/18/02

10.12	Warrant to Purchase Common Stock, dated September 5, 2001, between Kana Communications, Inc. and Banca 121.	S-3	333-77068	4.13	1/18/02

10.13	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

10.14	Form of Contingent Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A	000-27163	99.02	12/13/01

10.15	Form of Commitment Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A	000-27163	99.03	12/13/01

10.16	Warrant to Purchase Common Stock, dated September 5, 2001 between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

10.17	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.18	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.19	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.20	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.21	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.22	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.23	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.24	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.25	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.26	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.27	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.28	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.29	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.30	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

10.31	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.32	Offer letter to Brian Kelly. **	10-Q	000-27163	10.1	8/13/03

10.33	Change of Control and Retention Agreement with Chuck Bay dated as of August 27, 2003.**	10-Q	000-27163	10.1	11/12/03

10.34	Offer letter to Tim Angst dated April 23, 2004.**	10-Q	000-27163	10.2	5/13/04

10.35	Offer letter to John M. Thompson dated October 8, 2004.**	10-Q	000-27163	10.2	11/15/04

10.36	Confidential Separation Agreement and Mutual Release, between Kana Software, Inc. and Tim Angst, dated September 30, 2005.**	8-K	000-27163	10.01	10/06/05

10.37	Employment Termination, Release and Consulting Agreement, dated as of August 26, 2005, between Kana Software, Inc. and Chuck Bay.**	8-K/A	000-27163	10.01	11/18/05

10.38	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

10.39	Consulting Agreement, between Kana Software, Inc. and Michael S. Fields, dated as of July 25, 2005.**	8-K/A	000-27163	10.02	11/23/05

10.40	Business Financing Agreement, dated as of November 30, 2005, between Bridge Bank, National Association and Kana Software, Inc.	8-K	000-27163	10.01	12/07/05

10.41	Business Financing Agreement, dated as of December 29, 2005, between Bridge Bank, National Association and Kana Software, Inc.					X

10.42	Business Financing Modification Agreement, dated as of December 29, 2005, between Kana Software, Inc. and Bridge Bank, National Association.					X

10.43	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.					X

10.44	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.					X

10.45	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Alan Hubbard, dated February 14, 2006.**	8-K	000-27163	10.01	2/21/06

10.46	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.47	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Brian Kelly, dated May 31, 2006.**	8-K	000-27163	10.01	6/13/06

10.48	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/9/97

10.49	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/6/06

16.01	Letter dated January 11, 2006 from Deloitte & Touche LLP to the Securities and Exchange Commission.	8-K	000-27163	16.01	1/11/06

16.02	Letter dated June 14, 2006 from Deloitte & Touche LLP to the Securities and Exchange Commission.	8-K	000-27163	16.01	6/15/06

21.01	List of subsidiaries of Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

23.02	Consent of Independent Registered Public Accounting Firm.					X

23.03	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (included on page 97 of this Annual Report on Form 10-K).					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.