Form 10-Q
period 2006-03-31
KANA SOFTWARE INC
filed 2006-07-28
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

On June 30, 2006, approximately 34,517,637 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

Kana Software, Inc.

Form 10-Q

Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,646	$6,216
Restricted cash	5,900	5,900
Accounts receivable, net of allowance of $153 and $149	6,274	6,095
Prepaid expenses and other current assets	2,477	2,859

Total current assets	18,297	21,070
Restricted cash, long-term	1,045	1,063
Property and equipment, net	1,502	1,846
Goodwill	8,623	8,623
Acquired intangible assets, net	115	148
Other assets	2,872	2,956

Total assets	$32,454	$35,706

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$7,857	$7,400
Accounts payable	3,142	5,057
Accrued liabilities	8,138	8,706
Accrued restructuring	2,464	2,727
Deferred revenue	13,418	14,529
Warrant liability	1,652	1,090

Total current liabilities	36,671	39,509
Deferred revenue, long-term	684	506
Accrued restructuring, long-term	4,379	4,825
Other long-term liabilities	680	660

Total liabilities	42,414	45,500

Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock	34	34
Additional paid-in capital	4,294,019	4,293,063
Accumulated other comprehensive income	473	517
Accumulated deficit	(4,304,486)	(4,303,408)

Total stockholders’ deficit	(9,960)	(9,794)

Total liabilities and stockholders’ deficit	$32,454	$35,706

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Revenues:
License fees	$2,861	$1,541
Services	8,572	8,530

Total revenues	11,433	10,071

Costs and expenses (1):
Cost of license fees	609	814
Cost of services	2,306	2,621
Amortization of acquired intangible assets	33	33
Sales and marketing	3,950	5,345
Research and development	2,620	4,310
General and administrative	2,343	3,380
Impairment of internal-use software	—	6,326
Restructuring	(36)	938

Total costs and expenses	11,825	23,767

Loss from operations	(392)	(13,696)
Interest and other income (expense), net	(658)	(42)

Loss before income taxes	(1,050)	(13,738)
Income tax expense	(28)	(62)

Net loss	$(1,078)	$(13,800)

Basic and diluted net loss per share	$(0.03)	$(0.47)

Shares used in computing basic and diluted net loss per share	33,924	29,254

__________ (1) Stock-based compensation included in the expense line items:

Cost of services	$74	$2
Sales and marketing	358	5
Research and development	221	2
General and administrative	303	18

	$956	$27

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,078)	$(13,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	396	914
Loss on the disposal of property and equipment	—	3
Amortization of acquired intangible assets	33	33
Stock-based compensation	956	27
Impairment of internal-use software	—	6,326
Provision for doubtful accounts	4	22
Restructuring	(36)	938
Non-cash interest accretion	23	17
Change in fair value of warrant liability	562	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(220)	1,157
Prepaid expenses and other assets	446	135
Accounts payable and accrued liabilities	(2,467)	674
Accrued restructuring	(642)	(786)
Deferred revenue	(856)	(1,494)

Net cash used in operating activities	(2,879)	(5,834)

Cash flows from investing activities:
Purchases of marketable securities	—	(10,350)
Maturities and sales of marketable securities	—	9,455
Purchases of property and equipment	(51)	(111)
(Increase) decrease in restricted cash	18	(11)

Net cash used in investing activities	(33)	(1,017)

Cash flows from financing activities:
Borrowings under line of credit, net	457	500
Net proceeds from issuances of common stock and warrants	—	19

Net cash provided by financing activities	457	519

Effect of exchange rate changes on cash and cash equivalents	(115)	(410)

Net decrease in cash and cash equivalents	(2,570)	(6,742)
Cash and cash equivalents at beginning of period	6,216	13,772

Cash and cash equivalents at end of period	$3,646	$7,030

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company had an accumulated deficit of $4.3 billion and has experienced recurring losses. We continue to take steps to lower the expenses related to cost of revenues, sales and marketing, research and development, and general and administrative areas of the Company.

In February 2005, we announced that we were taking actions to reduce these expenses substantially. For example, employee headcount decreased from 181 on December 31, 2004 to 125 on December 31, 2005 and to 123 on March 31, 2006. We also were able to substantially reduce our headcount in outsourced engineering after completing the development of a new product announced in December 2004. We are continuing to find ways to lower costs without materially changing our support for our customers. In addition, the Company was successful in closing two private sales of KANA common stock, raising approximately $2.4 million on June 30, 2005 and approximately $4.0 million on September 29, 2005. Management believes that based on its current plans, its existing funds will be sufficient to meet the Company’s working capital and capital expenditure requirements through March 31, 2007. However, if we experience lower than anticipated demand for our products, we will need to further reduce costs, issue equity securities or borrow money to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transactions may be on unfavorable terms, if at all.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of KANA and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by KANA and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA’s audited consolidated financial statements and notes included in KANA’s Annual Report on Form 10-K for the year ended December 31, 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of the interim unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates.

Stock-based Compensation

The Company’s 1999 Stock Incentive Plan (the “1999 Plan”), as successor to the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”), provides for shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. Options are granted at an exercise price equivalent to the closing fair market value on the date of grant. All options are granted at the discretion of the Company’s Board of Directors and have a term not greater than 10 years from the date of grant. Options are immediately exercisable when vested and generally vest monthly over four years.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the employee stock purchase plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for stock-based awards granted or modified after December 31, 2005 and awards that were granted prior to the adoption of SFAS 123(R) but were still unvested at December 31, 2005. Under this method of implementation, no restatement of prior periods is required or has been made.

Stock-based compensation expense recognized under SFAS 123(R) in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2006 related to stock options was $956,000. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the three months ended March 31, 2006 were increased by $956,000. The implementation of SFAS 123(R) reduced basic and diluted earnings per share by $0.03 for the three months ended March 31, 2006. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the three months ended March 31, 2006.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Prior to January 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. In accordance with APB 25, no stock-based compensation expense was recognized in the Company’s statements of operations for stock options granted to employees and directors that had an exercise price equal to the quoted market price of the underlying common stock on the date of grant.

Stock-based compensation expense recognized in the Company’s statement of operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). There were no new grants of stock options in the quarter ended March 31, 2006. In the future, as new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in this FSP is effective after November 10, 2005. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is currently evaluating the transition alternatives.

Stock Options

There were no stock options granted or exercised during the three months ended March 31, 2006.

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,673,108	$8.03
Cancelled	(637,866)	$5.39

Outstanding at March 31, 2006	8,035,242	$8.24	7.24	$491,557

Options vested and exercisable and expected to be vested and exercisable at March 31, 2006	7,502,297	$8.32	7.18	$436,293
Options vested and exercisable at March 31, 2006	5,577,718	$9.91	6.81	$268,297

At March 31, 2006 the Company had 7,156,251 options available for grant under its option plans.

At March 31, 2006, the Company had $7.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining vesting period of 1.2 years.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted- Average Exercise Price per Share
$ 0.10 - 1.59	77,641	6.24	$0.77	69,439	$0.71
1.59 - 1.60	1,363,269	8.92	1.59	390,299	1.59
1.63 - 1.73	1,333,481	7.27	1.67	911,858	1.65
1.75 - 2.88	1,256,873	7.86	2.49	962,458	2.49
2.95 - 3.30	1,154,563	7.36	3.08	763,355	3.08
3.32 - 8.76	1,407,229	6.69	5.55	1,073,120	5.88
9.48 - 1,297	1,442,186	5.56	32.78	1,407,189	29.90

Total	8,035,242	7.24	$8.24	5,577,718	$9.91

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123. The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

Net loss — as reported	$(13,800)
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	27

Deduct: Stock-based employee compensation expense using the fair value method, net of related tax effects	(1,597)

Pro forma net loss	$(15,370)

Basic and diluted net loss per share:
As reported	$(0.47)
Pro forma	$(0.53)

Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FASB Interpretation (“FIN”) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

For pro forma purposes, the fair value of the Company’s stock option awards was estimated using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions for the three months ended March 31, 2005:

Risk-free interest rate	3.91%
Expected dividend yield	0%
Expected volatility	99%
Expected life	5 years

Prior to January 1, 2006, the expected life and expected volatility of the stock options were based upon historical data and other relevant factors. Forfeitures of employee stock options were accounted for on an as-incurred basis. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $1.22 for the three months ended March 31, 2005. The total intrinsic value of options exercised during the three months ended March 31, 2005 was not material to the Company’s unaudited condensed consolidated financial statements.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,078)	$(13,800)

Denominator:
Weighted average common shares outstanding	33,924	29,254
Less: Weighted average shares subject to repurchase	—	—

Denominator for basic and diluted calculation	33,924	29,254

Basic and diluted net loss per share	$(0.03)	$(0.47)

Outstanding stock options and warrants to purchase common stock in an aggregate of approximately 10,210,000 shares and 10,732,000 shares at March 31, 2006 and 2005, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented.

Effect of Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS 155”) an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for the Company beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is assessing the impact of the adoption of SFAS 155.

Note 2. Goodwill and Intangible Assets

Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on the Company’s estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, the Company is required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. The Company uses the straight-line method to expense long-lived assets (including identifiable intangibles). Amortization of goodwill ceased as of January 1, 2002 upon the Company’s adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”). Instead, the Company is now required to test goodwill for impairment at least annually and more frequently under certain circumstances and write down goodwill when it is deemed to be impaired.

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

The Company performed its annual goodwill impairment tests at June 30, 2005, and concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. No events have occurred since June 30, 2005 that would require an interim impairment analysis of goodwill.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is three years. The Company reported amortization expense on purchased intangible assets of $33,000 for each of the three month periods ended March 31, 2006 and 2005.

The Company’s identifiable intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable.

Expected amortization expense is $100,000 for the remainder of 2006 and $15,000 in 2007. Of these amounts, 62.5% relates to purchased technology and 37.5% relates to customer relationships.

The components of goodwill and other intangibles are as follows (in thousands):

	March 31, 2006	December 31, 2005
Goodwill	$8,623	$8,623

Intangibles:
Customer Relationships	$150	$150
Purchased technology	14,650	14,650
Less: accumulated amortization	(14,685)	(14,652)

Intangibles, net	$115	$148

Note 3. Stockholders’ Deficit

Issuance of Common Stock and Warrants

In June 2005, the Company completed a private placement of unregistered securities for the issuance of 1,631,541 shares of common stock and warrants to purchase 815,769 shares of common stock for gross proceeds of approximately $2.4 million. The warrants have an exercise price of $ 2.452 per share. The warrants were valued at $581,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue of June 30, 2005. These warrants were amended in September 2005 and became exercisable on March 28, 2006, and expire on September 29, 2010. The modification resulted in an increase of $21,000 to the value of the warrants. See Note 4 for further details regarding the accounting of these warrants as a liability.

In September 2005, the Company completed a private placement of unregistered securities for the issuance of 2,626,912 shares of common stock and warrants to purchase 945,687 shares of common stock for gross proceeds of approximately $4.0 million. The warrants initially had an exercise price of $ 2.284 per share. These warrants became exercisable on March 28, 2006, and expire on September 29, 2010. The warrants were valued at $672,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. These warrants were amended to have an exercise price of $1.966 per share in October 2005. The modification resulted in an increase of $49,000 to the value of the warrants in October 2005. See Note 4 for further details regarding the accounting of these warrants as a liability.

The terms for the September 2005 private placement require additional shares of common stock and warrants to be issued in the event the Company’s stock is delisted from The NASDAQ National Market. In October 2005, the Company’s common stock was delisted from The NASDAQ National Market and the Company issued an additional 425,358 shares of common stock and warrants to purchase 153,130 shares of common stock to the respective investors of the June and September 2005 private placements (“Investors”). These additional warrants have an exercise price of $1.966 per share and will become exercisable on April 24, 2006, and will expire on October 25, 2010. These warrants were valued at $98,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. See Note 4 for further details regarding the accounting of these warrants as a liability.

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

In December 2003, the Company issued to a customer a warrant to purchase 230,000 shares of common stock at $5.00 per share in connection with a marketing agreement. The warrant is fully exercisable and expires five years from the date of issuance. As of March 31, 2006, the warrant was unexercised.

Note 4. Warrant Liability

The warrants issued to the Investors in June, September and October 2005 (collectively referred to as the “Warrants”) have cash penalties for the failure to register the underlying shares of common stock. Pursuant to Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), we recorded the Warrants as liabilities at their fair value using the Black-Scholes valuation model with changes in value reported to other income or expense each period. For the year ended December 31, 2005, $331,000 was recorded to other income for the change in fair value of the Warrants. For the three month period ended March 31, 2006, $562,000 was recorded to other expense for the change in fair value of the Warrants.

The Warrants require physical settlement but allow for net-share settlement if the underlying shares of common stock are not registered. A maximum of 1,914,586 shares of common stock could be issued to settle the Warrants under a net-share settlement.

As noted above, in May 2006, we amended the Registration Agreement related to the Private Placements to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors. We amended the penalty for failure to register the underlying shares of common stock from cash to share-based payments, with a maximum limit of 59,383 penalty shares to be issued. Pursuant to EITF 00-19, with the elimination of these cash penalties and a maximum limit on penalty shares, the fair value of the Warrants on the date of this amendment will be reclassified to equity from liability, and gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability will not be reversed.

Note 5. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three month periods ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net Loss	$(1,078)	$(13,800)
Foreign currency translation gain (loss)	(44)	(168)

Comprehensive loss	$(1,122)	$(13,968)

Note 6. Commitments and Contingencies

Legal Proceedings

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, and Wit Soundview Capital Corp, the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s common stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by the Company’s insurers, we do not believe that the settlement will have any effect on our financial condition, results of operation or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and would defend the action vigorously.

On March 16, 2006, Polaris IP, LLC filed suit against Sirius Satellite Radio, Inc., the Company, Priceline.com, Capital One, Continental Airlines, Inc., and E*Trade Financial, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent No. 6,411,947 and U.S. Patent No. 6,278,996, and seeking injunctive relief, damages and attorneys fees. We believe that we have meritorious defenses to these claims and intend to defend the action vigorously.

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

Guarantees

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with one of its existing leases, as of March 31, 2006, the Company had outstanding letters of credit totaling $781,000 expiring in 2006 through 2011. The letters of credit are supported by restricted cash and our line of credit.

Indemnifications

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred any costs related to any claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. Therefore, the Company has no liabilities recorded for these agreements as of March 31, 2006. There were no outstanding claims at March 31, 2006.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006.

Warranties

The Company offers warranties on its software products. To date, there have been no material payments or costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2006. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Outsourcing Arrangements

In January 2003, the Company implemented an outsourcing strategy that involved entering into agreements for subcontracting a significant portion of its software programming, quality assurance, and technical documentation activities to development partners with staffing in India and China. All of these agreements, except for two pay-as-you-go master agreements for offshore development services, have expired or been cancelled.

Note 7. Restructuring Costs

As of March 31, 2006, the Company has $6.8 million in recorded restructuring liabilities primarily related to excess leased facilities exited in prior years. The majority of this restructuring reserve was originally recorded pursuant to provisions of Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and continues to be evaluated pursuant to the requirements thereof. For facilities vacated after December, 2002, the corresponding restructuring charge was recorded pursuant to the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Future cash outlays are anticipated through January 2011 unless the Company negotiates to exit the leases at an earlier date.

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

The following table provides a summary of restructuring activity during the three months ended March 31, 2005 and 2006 (in thousands):

	Facilities	Severance and Related	Total
Restructuring accruals:
Accrual as of December 31, 2004	$10,794	$—	$10,794
Restructuring charge	938	—	938
Payments made	(1,082)	—	(1,082)
Sublease payments received	112	—	112

Accrual as of March 31, 2005	$10,762	$—	$10,762

Accrual as of December 31, 2005	$7,270	$282	$7,552
Restructuring recoveries	—	(36)	(36)
Payments made	(750)	(173)	(923)
Sublease payments received	250	—	250

Accrual as of March 31, 2006	$6,770	$73	$6,843

To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at March 31, 2006. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than the Company’s accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on the Company’s statement of operations in a future period.

Note 8. Information About Geographic Areas

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation, and support of its software applications. The following table provides geographic information on revenue (based upon customer location) for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
North America	$8,608	$6,856
Europe	2,549	2,812
Asia Pacific	276	403

Total	$11,433	$10,071

During the three months ended March 31, 2006 and March 31, 2005, no customer represented 10% of total revenues.

Geographic information on the Company’s long-lived assets (property and equipment, net, and other assets), based on physical location, is as follows (in thousands):

	March 31, 2006	December 31, 2005
United States	$2,385	$2,835
International	1,989	1,967

Total	$4,374	$4,802

Note 9. Line of Credit

On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan facility of $7.0 million (“Loan”). This Loan is made up of two parts: (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million, of which $2.0 million is available for a borrowing base for stand-by letters of credits, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire balance under the line of credit will be due. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit will accrue at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall Loan Facility was increased to $7.5 million. On March 30, 2006, the Company modified the Business Financing Agreement with Bridge Bank to increase the additional advances for accounts receivable to $2.0 million and the overall Loan Facility to $8.0 million. As of March 31, 2006, the Company had $7.9 million drawn against the Loan.

Note 10. Subsequent Event

As discussed in Notes 3 and 4 above, in May 2006, the Company amended the Registration Agreement related to the Private Placements to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors to September 30, 2006 from January 27, 2006, in exchange for the issuance of 593,854 shares of common stock to the Investors. The Company amended the penalty for failure to register the underlying shares of common stock from cash to share-based payments, whereby, if the registration deadline is not met by September 30, 2006, an additional 59,383 shares of common stock will be issued to the Investors for a maximum of 653,237 shares to be issued if the registration requirements are never met. Pursuant to EITF 00-19, with the elimination of these cash penalties and a maximum limit on penalty shares, the fair value of the warrants issued pursuant to the Private Placements on the date of this amendment will be reclassified to equity from liability, and gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability will not be reversed.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K filed July 6, 2006, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

Kana Software, Inc. and its subsidiaries (“the Company” or “KANA”) is a world leader in multi-channel customer service. Our software applications enable organizations to improve the quality and efficiency of interactions with customers and partners across multiple communication points. The Company’s integrated solutions allow companies to deliver consistent, managed service across all channels, including email, chat, call centers and Web self-service, so customers have the freedom to choose the service they want, and how and when they want it. As a result, our target market is comprised of large enterprises with high volumes of customer interactions, such as banks, telecommunications companies, high-tech manufacturers, healthcare organizations, and government agencies.

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from consulting and training. Our products are generally installed by our customers using a systems integrator, such as International Business Machines Corporation (“IBM”), Accenture, BearingPoint or HCL Technologies. To a large degree, we rely on our relationship with IBM to recommend and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. In the past, the Company supplied specialists (subject matter experts) to work with IBM and other systems integrators. While the Company continues this practice, the Company has recently seen an increase in providing consulting and implementation services directly. These services may be provided to our existing customers who would like the Company to review their implementations or to new customers who are not quite large enough to gain the interest of a large system integrator to provide services to the KANA customer. However, in the case of most of the initial installations of our premise based applications that are generally installed by our customers using a system integrator, these services generally increase the cost of the project substantially, subjecting their purchase to more levels of required approval and scrutiny of projected cost savings in their customer service and marketing departments. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur, which contributes to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

In the first quarter of 2005, we reduced our cost structure through the reduction of outsourced product development, a reduction in amortization related to the discontinuance of certain internal-use software, reduced headcount, and other cost reduction programs. In late 2005, we made a decision to back shore virtually all product development, and we are currently in the process of bringing core technology development back to our personnel in the United States in a process that we refer to as “back-shoring.” We also plan to back shore our Technical Support. We anticipate that these adjustments and others will reduce our total cost of licenses, services, sales, marketing, research and development, and general and administrative expenses into the first half of 2006. After that time, we will strive to match our spending with the anticipated revenue but, given the unpredictability of our license revenue, we are unable to predict the time when the Company will be profitable, if at all.

Since 1997 we have incurred substantial costs to develop our products and to recruit, train, and compensate personnel for our engineering, sales, marketing, client services, and administration departments. As a result, we have incurred substantial losses since inception. On March 31, 2006, the Company had ending cash and cash equivalents of $3.6 million, restricted cash of $5.9 million and borrowings outstanding under a line of credit in the amount of $7.9 million due in November 2006. As of March 31, 2006, the Company had an accumulated deficit of $4.3 billion and a negative working capital of $18.4 million. Losses from operations were $392,000 for the first three months of 2006, and $13.7 million for the first three months of 2005. Net cash used for operating activities was $2.9 million for the first three months of 2006 and $5.8 million in the first three months of 2005. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

We continue to take steps to lower the expenses related to cost of revenues, sales and marketing, research and development, and general and administrative areas of the Company. We also successfully closed two private sales of our common stock, of approximately $2.4 million on June 30, 2005 and approximately $4.0 million on September 29, 2005. Management believes that based on its current plans, its existing funds will be sufficient to meet the Company’s working capital and capital expenditure requirements through March 31, 2007. However, if we experience lower than anticipated demand for our products, we will need to further reduce costs, issue equity securities, or borrow money to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transactions may be on unfavorable terms, if at all.

As of March 31, 2006, we had 123 full-time employees, a decrease of 2 from 125 employees at December 31, 2005 and a decrease of 27 from 150 employees at March 31, 2005.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates.

We believe the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue Recognition

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition”, (“SOP 97-2”), as amended.

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e. persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). The Company uses the residual method described in AICPA Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, (“SOP 98-9”), to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

Services revenues include revenues for consulting services, customer support, and training. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. KANA’s consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue.

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

Cost of license revenue primarily includes license fees paid to third party software vendors and fulfillment costs. Cost of services revenue consists primarily of personnel related costs incurred in providing consulting services, customer support, and training to customers.

Accounting for Internal-Use Software

Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally, and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally five years) using the straight-line method. As of March 31, 2006, we had $561,000 of capitalized costs for internal use software, net of $439,000 accumulated amortization.

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our unaudited condensed consolidated statements of operations. In the first quarter ended March 31, 2005, the Company’s information technology department reviewed its operations and technology requirements, and decided to discontinue its use of certain internal use software, which resulted in a non-cash impairment charge of $6.3 million.

Restructuring

During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities in Menlo Park, California, Princeton, New Jersey, Framingham, Massachusetts, and Marlow in the United Kingdom. Remaining lease commitments terminate over various dates beginning in April 2007 through January 2011. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have subleased some of the excess space, but in all cases, the sublease income is less than the rent we pay the landlord. We had $6.8 million in accrued restructuring costs as of March 31, 2006, $6.7 million of which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of March 31, 2006, our estimate of accrued restructuring cost included an assumption that we would receive $2.0 million in sublease payments that are not subject to any contractual arrangement as of March 31, 2006. We have assumed that the majority of these assumed sublease payments will begin in 2007 and continue through the end of the related leases. In December 2005, we consolidated our research and development operations into one location in Menlo Park, California to optimize our research and development processes and decrease overall operating expenses. As a result, we terminated the employment of 15 employees based in New Hampshire. As a result of this consolidation, we incurred a restructuring charge of $282,000 related to employee termination costs.

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

Goodwill as of March 31, 2006 was $8.6 million.

We assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2005, the date of our annual goodwill impairment test, through the quarter ended March 31, 2006. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes

We estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as net operating loss carryforwards, and stock-based compensation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we establish a valuation allowance. We concluded that a full valuation allowance was required for all periods presented. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing our income in the period in which such determination was made.

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

Stock Based Compensation

On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under APB 25 for periods beginning in fiscal year 2006. In March 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements, as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three months ended March 31, 2006, was $956,000, which consisted of stock-based compensation expense related to employee stock options recognized under SFAS 123(R).

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123 “Accounting for Stock-Base Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our consolidated statements of operations, because the exercise price of our stock options granted to employees and directors equaled the quoted market price of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123. There were no new grants of stock options in the quarter ended March 31, 2006. In the future, as new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in our results for the first quarter of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our notes to condensed consolidated financial statements for the related periods.

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

Also see stock-based compensation in Note 1 to the condensed consolidated financial statements.

Effect of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS 155”) an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for us beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. We are assessing the impact of adoption of SFAS 155.

Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Revenues:
License fees	25%	15%
Services	75	85

Total revenues	100	100

Costs and Expenses:
Cost of license fees	5	8
Cost of services	20	26
Amortization of acquired intangible assets	—	—
Sales and marketing	35	53
Research and development	23	43
General and administrative	20	34
Impairment of internal-use software	—	63
Restructuring costs	—	9

Total costs and expenses	103	236

Loss from operations	(3)	(136)
Interest and other income (expense), net	(6)	—

Loss before income taxes	(9)	(136)
Income tax expense	—	(1)

Net loss	(9)%	(137)%

Revenues

License revenues include licensing fees only, and exclude associated maintenance and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon shipment provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies” above. License revenues increased 86% for the three months ended March 31, 2006, compared to the same period in the prior year. License revenues constituted 25% of total revenues during the three months ended March 31, 2006, compared to 15% during the three months ended March 31, 2005. While we are focused on increasing license revenue, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable.

Our service revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers (including when-and-if-available upgrades). Professional services revenues relate to providing consulting, training and, to a lesser extent, implementation services to our customers. Services revenue was flat for the three months ended March 31, 2006, compared to the same period in the prior year. The relative consistency of services revenue is due to the nature of support revenues, which are recognized evenly over the related maintenance period and are typically renewed for one-year periods. Revenues from domestic sales were $8.6 million and $6.9 million for the three months ended March 31, 2006 and 2005, respectively. Revenues from international sales were $2.8 million and $3.2 million for the three months ended March 31, 2006 and 2005, respectively. The overall increase in revenues for the three months ended March 31, 2006 compared to the similar period in 2005 was due to stronger demand for our products and increased effectiveness of our sales team.

Cost of Revenues

Cost of license fees consist primarily of third-party software royalties, and to a lesser extent, costs of product packaging and documentation and production. Cost of license fees as a percentage of license fees was 21% for the three months ended March 31, 2006, compared to 53% for the same period in the prior year. The decrease in cost of license fees in absolute dollars and as a percentage of license fees in the three month 2006 period compared to the same period in 2005 was partially due to the increase in license fees in 2006 while certain of our royalty costs remained constant. In addition, the cost of license fees also includes the royalty cost owed when customers upgrade certain software as well as year over year support. We are not able to predict when customers will choose to upgrade this software which will then cause us to expense this royalty cost. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades. We are looking at alternatives for some Original Equipment Manufacturer (“OEM”) products embedded in KANA products. If such alternatives are found viable and cost effective, they could result in lower royalty expenses in the cost of license fees.

Cost of services consists primarily of salaries and related expenses for our customer support, consulting, and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of services as a percentage of services revenue was 27% for the three months ended March 31, 2006, respectively, compared to 31% for the same period in the prior year. This decrease was primarily due to the Company’s efforts to lower costs while not lowering the high level of support provided to customers purchasing services from the Company. The dollar decrease for the three month period ended March 31, 2006 were mainly in the categories of employee related costs and allocated expenses, offset in part by higher outsourcing expenses. These decreases were partially offset by a $72,000 increase in non-cash stock-based compensation expense from the implementation of SFAS 123R. Cost of services may increase or decrease depending on the demand for these services.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets is recorded in the three month period ended March 31, 2006 related to $400,000 of identifiable intangibles purchased in connection with the Hipbone acquisition in February 2004. Acquired intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. We expect amortization of intangibles to be approximately $33,000 per quarter through the last quarter of 2006 with the balance fully amortized in the first quarter of 2007. Amortization may increase if we acquire another company.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, lead-generation programs, and marketing materials. Sales and marketing expenses decreased $1.4 million or 26% for the three months ended March 31, 2006, compared to the same period in the prior year. This decrease was attributable primarily to a reduction of sales and marketing headcount as well as lower allocated expenses. These decreases were partially offset by a $353,000 increase in non-cash stock-based compensation expense from the implementation of SFAS 123R. As of March 31, 2006, we had 45 personnel in sales and marketing compared to 58 as of March 31, 2005, a 22% reduction.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels.

Research and Development

Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased $1.7 million or 39% for the three months ended March 31, 2006, compared to the same period in the prior year. This decrease was attributable primarily to a reduction in outsourcing expenses as well as lower employee related expenses and allocated expenses. These decreases were partially offset by a $219,000 increase in non-cash stock-based compensation expense from the implementation of SFAS 123R. As of March 31, 2006, we had 24 personnel in research and development compared to 32 as of March 31, 2005, a 25% reduction.

Research and development expenses may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand.

General and Administrative

General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased $1.0 million or 31%, for the three months ended March 31, 2006 compared to the same period in the prior year. The decrease in expenses was primarily due to lower employee costs and lower auditing fees offset by an increase in the use of outside consultants. These decreases were partially offset by a $285,000 increase in non-cash stock-based compensation expense from the implementation of SFAS 123R. As of March 31, 2006, we had 27 personnel in general and administrative and information technology combined compared to 31 as of March 31, 2005, a 13% reduction.

General and administrative expenses may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, taxes, bad debt expense, and other administrative costs.

Impairment of Internal Use Software

In the three months ended March 31, 2005, we reviewed all our continuing operating expenses across the entire Company, including our technology requirements. One result of this review was a decision to discontinue the use of certain internal use software. The total non-cash impairment charge related to this software was $6.3 million in the first quarter of 2005.

Restructuring Costs

Based on current information, the Company has revalued the restructuring accrual and decreased the accrual by $36,000 during the three months ended March 31, 2006. This revaluation was a result of changes in the assumptions related to severance of employees in our New Hampshire facility.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense, and changes in fair value of warrant liabilities. Interest income consists primarily of interest earned on cash and cash equivalents and was approximately $58,000 for the three month period ended March 31, 2006. Interest expense relates primarily to our line of credit and was approximately $144,000 for the three month period ended March 31, 2006. Interest expense was approximately $80,000 higher in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 based on higher debt balance during 2006. Interest and other income (expense), net also consists of changes in the fair value of warrant liabilities of approximately $562,000 for the three month period ended March 31, 2006.

Provision for Income Taxes

We have incurred operating losses on a consolidated basis for all periods from inception through March 31, 2006. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely. In the first quarter of 2006, certain consolidated foreign entities were profitable based upon application of our inter-company transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $28,000 in those foreign jurisdictions for the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2006, we had $3.6 million in cash and cash equivalents, compared to $6.2 million in cash and cash equivalents at December 31, 2005. As of March 31, 2006, we had negative working capital of $18.4 million, compared to negative working capital of $18.4 million as of December 31, 2005. As of March 31, 2006, $13.4 million of our current liabilities consist of deferred revenue (primarily reflecting payments received for future maintenance services to be provided to our customers).

History and Recent Trends

We have had negative cash flows from operations in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The rate of cash we have used in operations is $12.7 million in 2003, $13.1 million in 2004, $16.3 million in 2005, and $2.9 million in the first three months of 2006. In 2003 and 2004, we implemented successive net workforce reductions of approximately 154 and 30 employees, respectively. During 2005, we had a net reduction of 56 employees. Staffing is expected to change from time to time based upon the balancing of roles between employees and outsourced staffing. We experienced negative cash flow from operations during 2005 and during the first three months of 2006 due to continued net losses, which reflect, among other things, the relatively high costs of third party professional services, outsourcing expenses and continued cash outflow for rent on excess facilities. Our cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter, and we cannot be certain that we will meet our revenue expectations in any given period.

Primary Driver of Cash Flow

Our ability to generate cash in the future relies upon our success in generating sufficient sales transactions, especially new license transactions. We expect our maintenance renewals in 2006 to continue to be relatively flat from 2005. Since our new license transactions are relatively small in number and are difficult to predict, we may not be able to generate new license transactions as anticipated in any particular future period. From time to time, changes in assets and liabilities, such as changes in levels of accounts receivable and accounts payable may also affect our cash flows.

Operating Cash Flow

We had negative cash flow from operating activities of $2.9 million for the first three months of 2006, which included a $1.1 million net loss, a $2.5 million decrease in accounts payable and accrued liabilities, a $642,000 decrease in accrued restructuring and a $856,000 decrease in deferred revenue partially offset by non-cash charges of $956,000 for stock compensation expense, a $562,000 change in the fair value of warrant liability and $396,000 of depreciation.

Investing Cash Flow

Our investing activities used $33,000 of cash for the first three months of 2006, which consisted primarily of the purchase of property and equipment.

Financing Cash Flow

Our financing activities provided $457,000 of cash related to net borrowings under our bank line of credit for the first three months of 2006.

Existence and Timing of Contractual Obligations

On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan facility of $7.0 million (“Loan”). This Loan is made up of two parts (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million, of which $2.0 million is available for stand-by letters of credit, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire outstanding balance under the line of credit will be due. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall Loan Facility was increased to $7.5 million. On March 30, 2006, the Company modified the Business Financing Agreement with Bridge to increase the additional advances for accounts receivable to $2.0 million and the overall Loan Facility to $8.0 million. On March 31, 2006, the Company had $7.9 million drawn against the Loan.

Future payments due under our loan agreement and lease obligations and contractual commitments related to other agreements as of March 31, 2006 were as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Line of credit	$7,857	$7,857	—	—	—
Non-cancelable operating lease obligation (1)	16,745	5,323	6,981	4,441	—
Less: Sublease income (2)	(5,621)	(1,542)	(2,337)	(1,742)	—
Other contractual obligations (3)	4,126	3,108	893	125	—

Total	$23,107	$14,746	$5,537	$2,824	$—

(1)	Includes leases for properties included in the restructuring liability.
(2)	Includes only subleases that are under contract as of March 31, 2006, and excludes future estimated sublease income for agreements not yet signed.
(3)	Represents minimum payments to four vendors for future royalty fees, minimum payments to one vendor for software services, minimum payments to one outsourcing company and minimum payments for severance obligations.

Outlook

Based on our current 2006 revenue expectations, management believes that, based on its current plans, our existing cash and cash equivalents will be sufficient to meet the Company’s working capital and capital expenditure requirements through March 31, 2007. However, if we do not experience an increase in demand for our products from the level experienced in 2005 and in the first quarter of 2006, we will need to further reduce costs or raise additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity or equity-related securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

Risk Factors That Could Affect Future Results

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

Furthermore, we increasingly rely on systems integrators to identify, influence, and manage large transactions with customers, and we expect this trend to continue as our industry consolidates. Selling our products in conjunction with our systems integrators who incorporate our products into their offerings can involve a particularly long and unpredictable sales cycle, as it typically takes more time for the prospective customer to evaluate proposals from multiple vendors. In addition, when systems integrators propose the use of our products to their customers, it is typically part of a larger project, which can require more levels of customer approvals. We have little or no control over the sales cycle of an integrator-led transaction or our customers’ budgetary constraints and internal decision-making and acceptance processes.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $3.6 million at March 31, 2006. It is likely that our cash position could decrease over the next few quarters and some customers will be increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

On November 30, 2005, the Company paid off the loan to Silicon Valley Bank and established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan facility of $7.0 million (“Loan”). This Loan is made up of two parts: (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million of which $2.0 million is available for a borrowing base for stand-by letters of credits, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire balance under the line of credit will be due. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit will accrue at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall Loan Facility was increased to $7.5 million On March 30, 2006, the Company modified the Business Financing Agreement with Bridge Bank to increase the additional advances for accounts receivable to $2.0 million and the overall Loan Facility to $8.0 million. As of March 31, 2006, the Company had $7.9 million drawn against the Loan.

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

Our customers’ requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. If our international development partners do not adequately perform the software programming, quality assurance, and technical documentation activities we outsourced, we may not be able to respond to such changes as quickly or effectively. Changes in our products may also make it more difficult for our sales force to sell effectively. In addition, changes in customers’ demand for the specific products, product features, and services of other companies’ may result in our products becoming uncompetitive. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

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

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. We may lose potential customers to competitors for various reasons, including the ability or willingness of competitors to offer lower prices and other incentives that we cannot match. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of recent industry consolidations, as well as anticipated future consolidations.

We have a history of losses and may not be able to generate sufficient revenue to achieve and maintain profitability.

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of March 31, 2006, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

We rely on marketing, technology, and distribution relationships for the sale, installation, and support of our products that may generally be terminated at any time, and if our current and future relationships are not successful, our growth might be limited.

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

We have substantially reduced our headcount over the last two years from a total of 211 as of December 31, 2003 to 181 as of December 31, 2004 to 125 as of December 31, 2005 and to 123 as of March 31, 2006. The majority of this reduction was the result of our decision to shift a significant portion of our software programming, quality assurance, and technical documentation activities to international development partners in early 2003. We reduced the size of our research and development department from 88 employees as of December 31, 2003 to 34 employees as of December 31, 2004, to 30 employees as of December 31, 2005 and to 24 as of March 31, 2006. In addition, we reduced the level of our expenditures on outsourced development in 2005 (the Company announced plans to further reduce headcount in certain locations and concentrate research and development efforts in our Headquarters in Menlo Park, California). The reductions in our research and development headcount and the reductions in our outsourced development capacity may limit our ability to release products within expected timeframes. For example, many of the employees who were terminated in headcount reductions possessed specific knowledge or expertise that may prove to have been important to our operation. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Our termination of two outsourcing arrangements in early 2005 may further reduce our ability to respond to development challenges and to introduce new products in expected timeframes.

We may be unable to hire and retain the skilled personnel necessary to develop and grow our business.

Concern over our long-term financial strength may create concern among existing employees about job security, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. Because our stock price declined drastically in recent years, and has not experienced any sustained recovery from the decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide customer service and execute our strategy would be negatively affected.

For example, our ability to increase revenues in the future depends considerably upon our success in training and retaining effective direct sales personnel and the success of our direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. We have experienced significant turnover in our sales force including domestic senior sales management, and may experience further turnover in future periods. It generally takes a new salesperson nine or more months to become productive, and they may not be able to generate new sales. Our business will be harmed if we fail to retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated. Additionally, we need to recruit experienced developers as a result of our back-shoring initiative.

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

The challenges of developing new products and enhancements require us to commit a substantial investment of resources to development, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could be exploited by our competitors and lead potential customers to choose alternative products. To be competitive, we must develop and introduce on a timely basis new products and product enhancements for companies with significant e-business customer interactions needs. Our ability to deliver competitive products may be negatively affected by the diversion of resources to development of our suite of products, and responding to changes in competitive products and in the demands of our customers. If we experience product delays in the future, we may face:

•	customer dissatisfaction;

•	cancellation of orders and license agreements;

•	negative publicity;

•	loss of revenues; and

•	slower market acceptance.

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

We license third party software that we incorporate into our products. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology would be difficult to replace. The loss of any of these licenses could result in delays or reductions of our applications until we identify, license and integrate, or develop equivalent software. If we are required to enter into license agreements with third parties for replacement technology, we could face higher royalty payments and our products may lose certain attributes or features. In the future, we might need to license other software to enhance our products and meet evolving customer needs. If we are unable to do this, we could experience reduced demand for our products.

Our independent registered public accounting firm has identified material weaknesses in our internal controls that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

In the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm identified and reported material weaknesses in our internal control over financial reporting. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our audited consolidated financial statements. In addition, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures and found that they were not effective. First, we had weaknesses in our general accounting processes related to insufficient documentation and analyses to support our consolidated financial statements, failure to properly evaluate estimates of royalties due, and insufficient staffing in the accounting and reporting function, which was exacerbated by changes in management and accounting personnel and insufficient training of our accounting department. Second, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, these required adjustments to our consolidated financial statements for the year ended December 31, 2004.

Finally, during the first quarter of 2005, our Audit Committee completed an examination of certain of our internal controls relating to travel and entertainment expenses and determined that we had made erroneous expense reimbursements to our then Chief Executive Officer and certain other executive officers, primarily as a result of inconsistent travel and entertainment policies, inadequate review of expense reimbursement requests and carelessness.

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 and that continued to exist during 2005 and the first quarter of 2006. As a result, we are unable to conclude that our disclosure controls and procedures were effective as of March 31, 2006 (See “Item 4. Controls and Procedures in Part I Financial Information”). However, we believe that these deficiencies did not have a material impact on our financial statements included in this report due to the fact that we performed substantial analyses on and for the March 31, 2006 and prior periods balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or accounting principles generally accepted in the United States, and they increase the risk of error.

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

As a result of missing an established deadline with the NASDAQ Qualifications Panel for filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we have experienced additional risks and costs. The March 31, 2005 10-Q was filed on October 11, 2005, past the NASDAQ Listing Qualifications Panel’s established deadline of October 7, 2005, thus, the NASDAQ Listing Qualifications Panel delisted the Company’s common stock effective as of the beginning of trading on October 17, 2005. Since our common stock was delisted from The NASDAQ Stock Market, the ability of our stockholders to sell our common stock has been severely limited, causing our stock price to continue to decline.

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

Our common stock was delisted from The NASDAQ National Market effective at the opening of business on October 17, 2005 and our common stock is currently trading on the “Pink Sheets.” This delisting will likely reduce the liquidity of our securities, could cause investors not to trade in our securities, and result in a lower stock price and could have an adverse effect on the Company. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on a NASDAQ Market. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital. While we intend to seek to have our common stock quoted on the Over the Counter Bulletin Board (“OTCBB”), there can be no assurances as to when, or whether, they will become quoted on the OTCBB.

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

Since becoming a publicly traded security listed on The NASDAQ National Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.65 per share. On October 17, 2005, our common stock was delisted from The NASDAQ National Market due to the failure to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Since October 17, 2005, our common stock has been traded on the “Pink Sheets.” The last reported sale price of our shares on June 30, 2006 was $1.85 per share.

We have experienced transitions in our management team, our board of directors, and our independent registered public accounting firm in the past and may continue to do so in the future.

We have experienced a number of transitions with respect to our board of directors, executive officers, and our independent registered public accounting firm in recent quarters, including the following:

•	In June 2006, Deloitte & Touche LLP, our independent registered public accounting firm, formally resigned.

•	In June 2006, Brian Kelly resigned from his position as President, Connectify.

•	In February 2006, we appointed Burr, Pilger & Mayer LLP as our new independent registered public accounting firm.

•	In February 2006, Alan Hubbard resigned from his position as Executive Vice President of Products and Technology.

•	In January 2006, Deloitte & Touche LLP notified us that they would resign as our independent registered public accounting firm upon completion of their review of our unaudited financial statements for the quarter and six months ended June 30, 2005.

•	In December 2005, William Clifford was elected to our Board of Directors.

•	In November 2005, Chuck Bay retired as a member from our Board of Directors.

•	In October 2005, John F. Nemelka was elected as a member of our Board of Directors.

•	In September 2005, Tim Angst resigned from his position as Executive Vice President of Worldwide Operations.

•	In August 2005, Michael S. Fields accepted the position of Chief Executive Officer while retaining his role as Chairman of the Board of Directors.

•	In August 2005, Mr. Bay resigned from his position as Chief Executive Officer.

•	In July 2005, Mr. Bay began a leave of absence from his position as Chief Executive Officer, and Mr. Fields was appointed acting President and Chairman of our Board of Directors.

•	In May 2005, Michael J. Shannahan and Mr. Fields were elected as members of our Board of Directors.

•	In April 2005, two of our independent outside directors, Mark Bertelson and Thomas Galvin, resigned as members of our Board of Directors and Board committees.

•	In November 2004, Stephanie Vinella was elected as a member of our Board of Directors.

•	In October 2004, Thomas Doyle resigned from his position as Chief Operating Officer and President and John Thompson was appointed Executive Vice President and Chief Financial Officer.

•	In September 2004, we appointed Deloitte & Touche LLP as our independent registered public accounting firm.

•	In July 2004, PricewaterhouseCoopers LLP resigned as our independent registered public accounting firm.

•	In May 2004, John Huyett resigned from his position as Chief Financial Officer.

Such past and future transitions may continue to result in disruptions in our operations and require additional costs.

Our pending patents may never be issued and, even if issued, may provide little protection.

Our success and ability to compete depend upon the protection of our software and other proprietary technology rights. We currently have six issued U.S. patents, four of which expire in 2018 and two of which expire in 2020, and multiple U.S. patent applications pending relating to our software. None of our technology is patented outside of the United States. It is possible that:

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

In addition to patents, we rely on a combination of laws, such as copyright, trademark, and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. However, despite the precautions that we have taken:

•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

•	current federal laws that prohibit software copying provide only limited protection from software “pirates,” and effective trademark, copyright, and trade secret protection may be unavailable or limited in foreign countries;

•	other companies may claim common law trademark rights based upon state or foreign laws that precede the federal registration of our marks; and

•	policing unauthorized use of our products and trademarks is difficult, expensive, and time-consuming, and we may be unable to determine the extent of this unauthorized use.

Also, the laws of some other countries in which we market our products may offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying, or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

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

We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the critical nature of many of our products and services, errors could be particularly problematic. In the past, we have discovered software errors in some of our products after their introduction. We have only a few “beta” customers that test new features and functionality of our software before we make these features and functionalities generally available to our customers. If we are not able to detect and correct errors in our products or releases before commencing commercial shipments, we could face:

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

We must protect our computer systems and network from physical break-ins, security breaches, and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which could adversely affect our ability to retain or attract customers, damage our reputation, and subject us to litigation. We have been in the past, and could be in the future, subject to denial of service, vandalism and other attacks on our systems by Internet hackers. Although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may fail. Our insurance coverage in certain circumstances may be insufficient to cover losses that may result from such events.

Our international operations expose us to additional risks.

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 25% of our total revenues for the three months ended March 31, 2006, compared to 32% of our total revenues for the three months ended March 31, 2005 and 30% of total revenues for the entire 2005 year. We have established offices in the United States, Europe, Japan, and Hong Kong. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, international operations can lead to greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal fluctuations in business activity and increases in our tax rates. Any growth in our international operations would compound these difficulties. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than expected.

International laws and regulations may expose us to potential costs and litigation.

Our international operations increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls, or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain user information, which, if applied to the sale of our products and services, could negatively impact our results of operations.

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

We acquired Hipbone, Inc. in early 2004, and if we are presented with appropriate opportunities, we may make other investments in complementary companies, products, or technologies. We may not realize the anticipated benefits of any acquisition or investment. For example, since inception, the Company has recorded $2.7 billion of impairment charges for the cost of goodwill obtained from acquisitions. If we acquire another company, we will likely face risks, uncertainties and disruptions associated with the integration process, including, among other things, difficulties in the integration of the operations, technologies and services of the acquired company, the diversion of our management’s attention from other business concerns, and the potential loss of key employees of the acquired businesses. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Also, acquisitions can expose us to liabilities and risks facing the company we acquire, including lawsuits or claims against the company that are unknown at the time of the acquisition. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets.

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

Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs. We, like other non-accelerated public companies, are preparing for new accounting disclosures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002. In particular, we will be preparing to provide, if required, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, an Annual Report on our internal control over financial reporting and auditors’ attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act. Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs. Also, there can be no assurance that we will be able to fully comply with these new laws and regulations. Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation — Revised” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the first quarter of 2006 contains, and for future periods will contain, a charge for stock-based compensation related to employee stock options and employee stock purchases. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Our adoption of SFAS 123(R) had a material impact on our financial statements and results of operations in the first quarter of fiscal 2006. SFAS 123(R) will continue to have a material impact on our financial statements and results of operations in future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

We have adopted anti-takeover defenses that could delay or prevent an acquisition of the Company.

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock. Without any further vote or action on the part of the stockholders, the Board of Directors has the authority to determine the price, rights, preferences, privileges, and restrictions of the preferred stock. This preferred stock, if issued, might have preference over and harm the rights of the holders of common stock. Although the ability to issue this preferred stock provides us with flexibility in connection with possible acquisitions and other corporate purposes, it can also be used to make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

Our certificate of incorporation, bylaws, and equity compensation plans include provisions that may deter an unsolicited offer to purchase us. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer, or proxy contest. Furthermore, our Board of Directors is divided into three classes, only one of which is elected each year. In addition, directors are only removable by the affirmative vote of at least two-thirds of all classes of voting stock. These factors may further delay or prevent a change of control of us.

Risks Related to Our Industry

Future regulation of the Internet may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

State, federal, and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business online. These laws and regulations could discourage communication by e-mail or other web-based communications, particularly targeted e-mail of the type facilitated by our products, which could reduce demand for our products and services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop products in the United States and sell these products in North America, Europe, Asia, and Australia. In the year ended December 31, 2005 and the three month period ended March 31, 2006, revenues from customers outside of the United States approximated 30% and 25% of total revenues, respectively. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2006, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses and Corrective Action Plans

As previously disclosed by us in our Form NT-10-K filed with the Securities and Exchange Commission on April 1, 2005, during the first quarter of 2005, our Audit Committee (the “Audit Committee”) completed an examination of certain of our internal controls relating to travel and entertainment expenses and implemented a series of measures designed to enhance our internal controls with respect thereto.

As a result of the investigation, the Audit Committee concluded that during the 2002—2004 period, our then Chairman of the Board of Directors and Chief Executive Officer, Chuck Bay, had received reimbursement for approximately $137,000 in expenses that did not comply with the Company’s policies, that lacked sufficient documentation, or that were otherwise erroneous or duplicative. The Audit Committee also concluded that certain other executive officers received travel, entertainment and other expense reimbursements in lesser amounts that did not comply with the Company’s policies, lacked sufficient documentation, or were otherwise erroneous or duplicative. The Audit Committee did not conclude that the excess reimbursements were the result of willful misconduct on the part of Mr. Bay, or any other KANA employee. Rather, the Audit Committee primarily attributed the excess reimbursements to the existence of multiple and inconsistent travel and entertainment policies, inadequate review of expense reimbursement requests, and carelessness.

During the first quarter of 2005, the Audit Committee adopted various remedial measures, including a requirement that Mr. Bay and others immediately repay the amounts that the Audit Committee determined were inappropriate. Mr. Bay and the other individuals have repaid these amounts in full. The Audit Committee has also directed that management adopt a single, comprehensive travel and entertainment reimbursement policy and implement enhanced procedures and controls for the submission and review of expense reimbursement requests. Management has implemented these measures, and the Audit Committee will continue to monitor the effectiveness of these remedial measures. In addition, the independent directors determined that it would be advisable to separate the roles of Chairman of the Board of Directors and Chief Executive Officer. Accordingly, Mr. Bay resigned from his position as Chairman of the Board of Directors, effective May 23, 2005, but he retained his positions as a member of our Board of Directors and as Chief Executive Officer. Subsequently, on August 25, 2005, Mr. Bay resigned from his position as Chief Executive Officer. Mr. Bay’s position as a director expired at the Annual Stockholders Meeting Held in November 2005.

We have determined that the dollar amounts involved in the excess reimbursements were not material for the financial periods 2002 through 2004. However, the existence of multiple and inconsistent travel and entertainment policies and inadequate processes and procedures for review of expense reimbursement requests represented a material weakness in our internal controls. A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 which continued to exist during 2005 and during the first quarter of 2006. As a result, we concluded that our internal controls over financial reporting were not effective as of March 31, 2006. We believe that these deficiencies did not have a material impact on our unaudited condensed consolidated financial statements included in this report due to the fact that we performed substantial analysis on the March 31, 2006 and prior period financial statement balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management, and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or GAAP, and increase the risk of error.

Management, with the oversight of the Audit Committee of the Board of Directors, has begun to address these control deficiencies and is committed to effectively remediate these deficiencies as expeditiously as possible. Moreover, some new processes and controls have already been approved and are being implemented. We will continue to develop and implement further improvements and additional controls. In addition, management believes that it has corrected the material weakness relating to travel and entertainment expense reimbursement by the end of the first quarter of 2005. Our other weaknesses will not be considered corrected until new internal controls are developed and implemented, are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC and Wit Soundview Capital Corp., the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s common stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by the Company’s insurers, we do not believe that the settlement will have any effect on our financial condition, results of operation or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and will defend the action vigorously.

On March 16, 2006, Polaris IP, LLC filed suit against Sirius Satellite Radio, Inc., the Company, Priceline.com, Capital One, Continental Airlines, Inc., and E*Trade Financial, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent No. 6,411,947 and U.S. Patent No. 6,278,996, and seeking injunctive relief, damages and attorneys fees. We believe that we have meritorious defenses to these claims and intend to defend the action vigorously.

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

ITEM 1A. RISK FACTORS.

Information regarding the Company’s risk factors appears in “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Quarterly Report on Form 10-Q and in “Part I. – Item 1A. Risk Factors.” on our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5. OTHER INFORMATION.

      Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
10.01	Business Financing Modification Agreement, dated as of December 29, 2005, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.43	7/6/06

10.02	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.44	7/6/06

10.03	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Alan Hubbard, dated February 14, 2006.	8-K	000-27163	10.01	2/21/06

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 28, 2006	Kana Software, Inc.

/s/ Michael S. Fields
Michael S. Fields Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ John M. Thompson
John M. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
10.01	Business Financing Modification Agreement, dated as of December 29, 2005, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.43	7/6/06

10.02	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.43	7/6/06

10.03	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Alan Hubbard, dated February 14, 2006.	8-K	000-27163	10.01	2/21/06

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.