Form 10-Q
period 2006-06-30
KANA SOFTWARE INC
filed 2006-08-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

On July 31, 2006, approximately 34,517,637 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

Kana Software, Inc.

Form 10-Q

Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,592	$6,216
Restricted cash	—	5,900
Accounts receivable, net of allowance of $130 and $149 as of June 30, 2006 and December 31, 2005, respectively	9,306	6,095
Prepaid expenses and other current assets	2,318	2,859

Total current assets	15,216	21,070
Restricted cash, long-term	1,055	1,063
Property and equipment, net	1,140	1,846
Goodwill	8,623	8,623
Acquired intangible assets, net	82	148
Other assets	3,158	2,956

Total assets	$29,274	$35,706

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$2,025	$7,400
Accounts payable	3,648	5,057
Accrued liabilities	8,737	8,706
Accrued restructuring	2,136	2,727
Deferred revenue	14,060	14,529
Warrant liability	—	1,090

Total current liabilities	30,606	39,509
Deferred revenue, long-term	484	506
Accrued restructuring, long-term	4,329	4,825
Other long-term liabilities	611	660

Total liabilities	36,030	45,500

Commitments and contingencies (Notes 6 and 10)
Stockholders’ deficit:
Common stock	35	34
Additional paid-in capital	4,297,724	4,293,063
Accumulated other comprehensive income	354	517
Accumulated deficit	(4,304,869)	(4,303,408)

Total stockholders’ deficit	(6,756)	(9,794)

Total liabilities and stockholders’ deficit	$29,274	$35,706

See accompanying notes to the condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Revenues:
License fees	$5,906	$2,364	$8,767	$3,905
Services	8,633	8,318	17,205	16,848

Total revenues	14,539	10,682	25,972	20,753

Costs and Expenses:
Cost of license fees	761	835	1,370	1,649
Cost of services	2,446	1,754	4,752	4,375
Amortization of acquired intangible assets	33	33	66	66
Sales and marketing	5,359	4,289	9,309	9,635
Research and development	2,322	3,349	4,942	7,658
General and administrative	2,668	2,759	5,011	6,140
Impairment of internal-use software	—	—	—	6,326
Restructuring	—	(552)	(36)	385

Total costs and expenses	13,589	12,467	25,414	36,234

Income (loss) from operations	950	(1,785)	558	(15,481)
Interest and other income (expense), net	(253)	(45)	(911)	(87)
Registration rights penalty	(1,032)	—	(1,032)	—

Loss before income taxes	(335)	(1,830)	(1,385)	(15,568)
Income tax expense	(48)	(54)	(76)	(116)

Net loss	$(383)	$(1,884)	$(1,461)	$(15,684)

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.04)	$(0.54)

Shares used in computing basic and diluted net loss per share	34,296	29,278	34,111	29,266

(1) Stock-based compensation included in the expense line items:

Cost of services	$57	$—	$131	$2
Sales and marketing	299	3	657	9
Research and development	187	1	408	2
General and administrative	267	5	570	23

	$810	$9	$1,766	$36

See accompanying notes to the condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,461)	$(15,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	781	1,462
Loss on the disposal of property and equipment	—	3
Amortization of acquired intangible assets	66	66
Stock-based compensation	1,766	36
Impairment of internal-use software	—	6,326
Provision for doubtful accounts	47	(46)
Restructuring	(36)	—
Non-cash interest accretion	46	—
Registration rights penalty	1,032	—
Change in fair value of warrant liability	774	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,366)	(667)
Prepaid expenses and other assets	237	617
Accounts payable and accrued liabilities	(1,415)	1,349
Accrued restructuring	(908)	(1,370)
Deferred revenue	(260)	(159)

Net cash used in operating activities	(2,697)	(8,067)

Cash flows from investing activities:
Purchases of marketable securities	—	(10,351)
Maturities and sales of marketable securities	—	16,740
Purchases of property and equipment	(68)	(357)
(Increase) decrease in restricted cash	8	(10)

Net cash provided by (used in) investing activities	(60)	6,022

Cash flows from financing activities:
(Payments on) borrowings under line of credit	(5,375)	791
Decrease in restricted cash	5,900	—
Net proceeds from issuances of common stock and warrants	—	2,368

Net cash provided by financing activities	525	3,159

Effect of exchange rate changes on cash and cash equivalents	(392)	(296)

Net increase (decrease) in cash and cash equivalents	(2,624)	818
Cash and cash equivalents at beginning of period	6,216	13,772

Cash and cash equivalents at end of period	$3,592	$14,590

See accompanying notes to the condensed consolidated financial statements.

KANA SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Kana Software, Inc. and Summary of Significant Accounting Policies

Nature of Operations

Kana Software, Inc. (“the Company” or “KANA”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. KANA develops, markets and supports customer communications software products. The Company sells its products primarily in the United States and Europe, and to a lesser extent, in Asia, through its direct sales force and third party integrators. References to “we,” “our,” “us” and similar pronouns refer to KANA.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2006, the Company had an accumulated deficit of $4.3 billion and has experienced recurring losses. We continue to take steps to lower the expenses related to cost of revenues, sales and marketing, research and development, and general and administrative areas of the Company.

In February 2005, we announced that we were taking actions to reduce these expenses substantially. For example, employee headcount decreased from 181 on December 31, 2004 to 125 on December 31, 2005 and to 123 on March 31, 2006. During the second quarter of 2006 we added 8 employees bringing our headcount to 131 on June 30, 2006. We also were able to substantially reduce our headcount in outsourced engineering after completing the development of a new product announced in December 2004. We are continuing to find ways to lower costs without materially changing our support for our customers. In addition, the Company was successful in closing two private sales of KANA common stock, raising approximately $2.4 million on June 30, 2005 and approximately $4.0 million on September 29, 2005. Management believes that based on its current plans, its existing funds will be sufficient to meet the Company’s working capital and capital expenditure requirements through June 30, 2007. However, if we experience lower than anticipated demand for our products we will need to further reduce costs, issue equity securities or borrow money to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transactions may be on unfavorable terms, if at all.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of KANA and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by KANA and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA’s audited consolidated financial statements and notes included in KANA’s Annual Report on Form 10-K for the year ended December 31, 2005. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates

The preparation of the interim unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates.

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the employee stock purchase plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for stock-based awards granted or modified after December 31, 2005 and awards that were granted prior to the adoption of SFAS 123(R) but were still unvested at December 31, 2005. Under this method of implementation, no restatement of prior periods is required or has been made.

Stock-based compensation expense recognized under SFAS 123(R) in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006 related to stock options was $810,000 and $1.8 million, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the three and six months ended June 30, 2006 was increased by $810,000 and $1.8 million, respectively. The implementation of SFAS 123(R) increased basic and diluted net loss per share by $0.02 and $0.05 for the three and six months ended June 30, 2006, respectively. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the three and six months ended June 30, 2006.

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

Stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). There were no new grants of stock options in the three and six months ended June 30, 2006. In the future, as new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Since stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in this FSP was effective after November 10, 2005. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is currently evaluating the transition alternatives.

Stock Options

There were no stock options granted or exercised during the three or six months ended June 30, 2006.

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,673,108	$8.03
Cancelled	(637,866)	$5.39

Outstanding at March 31, 2006	8,035,242	$8.24
Cancelled	(954,002)	$13.52

Outstanding at June 30, 2006	7,081,240	$7.53	6.96	$631,224

Options vested and exercisable and expected to be vested and exercisable at June 30, 2006	6,711,990	$7.46	6.59	$570,199
Options vested and exercisable at June 30, 2006	5,342,745	$8.29	4.42	$373,055

At June 30, 2006 the Company had 8,108,297 options available for grant under its option plans.

At June 30, 2006, the Company had $6.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining vesting period of 2.2 years.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted- Average Exercise Price per Share
$ 0.10 - 1.59	59,080	5.98	$0.69	53,146	$0.62
1.59 - 1.60	1,215,570	8.67	1.59	418,900	1.59
1.63 - 1.73	1,289,518	7.01	1.67	974,113	1.65
1.75 - 2.95	1,203,093	7.62	2.55	987,219	2.55
3.01 - 4.71	1,036,685	6.94	3.23	848,343	3.22
4.74 - 9.48	1,066,724	6.19	6.88	885,139	7.31
9.52 - 999	1,210,570	5.27	29.28	1,175,885	25.72

Total	7,081,240	6.96	$7.53	5,342,745	$8.29

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123. The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(1,884)	$(15,684)
Add: Stock-based employee compensation expense included in reported net loss	9	36
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(2,306)	(3,919)

Net loss, pro forma	$(4,181)	$(19,567)

Basic and diluted net loss per share:
As reported	$(0.06)	$(0.54)
Pro forma	$(0.14)	$(0.67)

Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FASB Interpretation (“FIN”) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

For pro forma purposes, the fair value of the Company’s stock option awards was estimated using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions for the three and six months ended June 30, 2005 (there were no employee stock option grants during the three months ended June 30, 2005):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Risk-free interest rate	3.91%	3.91%
Expected dividend yield	0%	0%
Expected volatility	99%	99%
Expected life	5 years	5 years

Prior to January 1, 2006, the expected life and expected volatility of the stock options were based upon historical data and other relevant factors. Forfeitures of employee stock options were accounted for on an as-incurred basis. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $1.22 for the three months ended March 31, 2005. There were no employee stock option grants or stock option exercises during the three months ended June 30, 2005.

Net Income (Loss) per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic and diluted net loss per share:
Numerator:
Net loss	$(383)	$(1,884)	$(1,461)	$(15,684)

Denominator:
Weighted average common shares outstanding	34,296	29,278	34,111	29,266

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.04)	$(0.54)

For each of the three and six month periods ended June 30, 2006, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 9,231,000 shares have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive. For each of the three and six month periods ended June 30, 2005, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 10,903,000 shares have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

Note 2. Goodwill and Intangible Assets

Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on the Company’s estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, the Company is required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. The Company uses the straight-line method to expense long-lived assets (including identifiable intangibles). Amortization of goodwill ceased as of January 1, 2002 upon the Company’s adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Instead, the Company is now required to test goodwill for impairment at least annually and more frequently under certain circumstances and write down goodwill when it is deemed to be impaired.

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

The Company performed its annual goodwill impairment tests at June 30, 2006, and concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is three years. The Company reported amortization expense on purchased intangible assets of $33,000 for each of the three month periods ended June 30, 2006 and 2005, respectively, and $66,000 for each of the six month periods ended June 30, 2006 and 2005, respectively.

The Company’s identifiable intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable.

Expected amortization expense is $67,000 for the remainder of 2006 and $15,000 in 2007. Of these amounts, 62.5% relates to purchased technology and 37.5% relates to customer relationships.

The components of goodwill and other intangibles are as follows (in thousands):

	June 30, 2006	December 31, 2005
Goodwill	$8,623	$8,623

Intangibles:
Customer relationships	$150	$150
Purchased technology	14,650	14,650
Less: accumulated amortization	(14,718)	(14,652)

Intangibles, net	$82	$148

Note 3. Stockholders’ Deficit

Issuance of Common Stock and Warrants

In June 2005, the Company completed a private placement of unregistered securities for the issuance of 1,631,541 shares of common stock and warrants to purchase 815,769 shares of common stock for gross proceeds of approximately $2.4 million. The warrants have an exercise price of $2.452 per share. The warrants were valued at $581,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue of June 30, 2005. These warrants were amended in September 2005 and became exercisable on March 28, 2006, and expire on September 29, 2010. The modification resulted in an increase of $21,000 to the value of the warrants. See Note 4 for further details regarding the accounting of these warrants as a liability at the date of issuance.

In September 2005, the Company completed a private placement of unregistered securities for the issuance of 2,626,912 shares of common stock and warrants to purchase 945,687 shares of common stock for gross proceeds of approximately $4.0 million. The warrants initially had an exercise price of $2.284 per share. These warrants became exercisable on March 28, 2006, and expire on September 29, 2010. The warrants were valued at $672,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. These warrants were amended to have an exercise price of $1.966 per share in October 2005. The modification resulted in an increase of $49,000 to the value of the warrants in October 2005. See Note 4 for further details regarding the accounting of these warrants as a liability at the date of issuance.

The terms for the September 2005 private placement require additional shares of common stock and warrants to be issued in the event the Company’s stock is delisted from The NASDAQ National Market. In October 2005, the Company’s common stock was delisted from The NASDAQ National Market and the Company issued an additional 425,358 shares of common stock and warrants to purchase 153,130 shares of common stock to the respective investors of the June and September 2005 private placements (“Investors”). These additional warrants have an exercise price of $1.966 per share and will become exercisable on April 24, 2006, and will expire on October 25, 2010. These warrants were valued at $98,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. See Note 4 for further details regarding the accounting of these warrants as a liability at the date of issuance.

In May 2006, the Company amended the Registration Agreement related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors to September 30, 2006 from January 27, 2006, in exchange for the issuance of 593,854 shares of common stock to the Investors. The shares were valued at approximately $1.0 million based on the fair market value of the Company’s common stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the second quarter of 2006. If the registration deadline is not met by September 30, 2006, an additional 59,383 shares of common stock will be issued to the Investors which would result in the issuance of a maximum of 653,237 shares if the registration requirements are never met.

In December 2003, the Company issued to a customer a warrant to purchase 230,000 shares of common stock at $5.00 per share in connection with a marketing agreement. The warrant is fully exercisable and expires five years from the date of issuance. As of June 30, 2006, the warrant was unexercised.

Note 4. Warrant Liability

The warrants issued to the Investors in June, September and October 2005 (collectively referred to as the “Warrants”) had cash penalties for the failure to register the underlying shares of common stock. Pursuant to Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), we recorded the Warrants as liabilities at their fair value using the Black-Scholes valuation model with changes in value reported to other income or expense each period. For the year ended December 31, 2005, $331,000 was recorded to other income for the change in fair value of the Warrants. For the three and six months ended June 30, 2006, $212,000 and $774,000, respectively, was recorded to other expense for the change in fair value of the Warrants.

The Warrants require physical settlement but allow for net-share settlement if the underlying shares of common stock are not registered. A maximum of 1,914,586 shares of common stock could be issued to settle the Warrants under a net-share settlement.

As noted above, in May 2006, we amended the Registration Agreement related to the Private Placements to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors. We amended the penalty for failure to register the underlying shares of common stock from cash to share-based payments, with a maximum limit of 59,383 penalty shares to be issued. Pursuant to EITF 00-19, with the elimination of these cash penalties and a maximum limit on penalty shares, the fair value of the Warrants on the date of this amendment, May 8, 2006, was reclassified to equity from liability, and gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability were not reversed.

Note 5. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three and six month periods ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(383)	$(1,884)	$(1,461)	$(15,684)
Foreign currency translation gain (loss)	(119)	267	(163)	99

Comprehensive loss	$(502)	$(1,617)	$(1,624)	$(15,585)

Note 6. Commitments and Contingencies

Legal Proceedings

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, and Wit Soundview Capital Corp, the Company, and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s common stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by the Company’s insurers, we do not believe that the settlement will have any effect on our financial condition, results of operation, or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and will defend the action vigorously.

On March 16, 2006, Polaris IP, LLC filed suit against the Company, Sirius Satellite Radio, Inc., Priceline.com, Capital One, Continental Airlines, Inc., and E*Trade Financial, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,411,947 and 6,278,996, and seeking injunctive relief, damages and attorneys fees. We believe that we have meritorious defenses to these claims and intend to defend this action vigorously.

Other third parties have from time to time claimed, and others may claim in the future that we have infringed their past, current, or future intellectual property rights. We have in the past been forced to litigate such claims. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, consolidated balance sheet and cash flows, due to defense costs, diversion of management resources and other factors.

Guarantees

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, as of June 30, 2006, the Company had outstanding letters of credit totaling $781,000 expiring in 2006 through 2011. The letters of credit are supported by restricted cash and our line of credit.

Indemnifications

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred any costs related to any claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. Therefore, the Company has no liabilities recorded for these agreements as of June 30, 2006 and there were no outstanding claims at June 30, 2006.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006.

Warranties

The Company offers warranties on its software products. To date, there have been no material payments or costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2006. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

Note 7. Restructuring Costs

As of June 30, 2006, the Company has $6.5 million in recorded restructuring liabilities primarily related to excess leased facilities exited in prior years. The majority of this restructuring reserve was originally recorded pursuant to provisions of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and continues to be evaluated pursuant to the requirements thereof. For facilities vacated after December 2002, the corresponding restructuring charge was recorded pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Future cash outlays are anticipated through January 2011 unless the Company negotiates to exit the leases at an earlier date.

In December 2005, the Company consolidated its research and development operations into one location in Menlo Park, California to optimize the Company’s research and development processes and decrease overall operating expenses. As a result, the Company terminated the employment of 15 employees based in New Hampshire. Due to this consolidation, the Company incurred a restructuring charge of $282,000 related to employee termination costs.

The following table provides a summary of restructuring activity during the six months ended June 30, 2005 and 2006 (in thousands):

	Facilities	Severance and Related	Total
Restructuring accruals:
Accrual as of December 31, 2004	$10,794	$—	$10,794
Restructuring charge	385	—	385
Payments made	(2,225)	—	(2,225)
Sublease payments received	121	—	121

Accrual as of June 30, 2005	$9,075	$—	$9,075

Accrual as of December 31, 2005	$7,270	$282	$7,552
Restructuring recoveries	—	(36)	(36)
Payments made	(1,535)	(228)	(1,763)
Sublease payments received	712	—	712

Accrual as of June 30, 2006	$6,447	$18	$6,465

To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at June 30, 2006. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than the Company’s accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on the Company’s statement of operations in a future period.

Note 8. Information About Geographic Areas

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation, and support of its software applications. The following table provides geographic information on revenue (based upon customer location) for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
North America	$10,887	$7,756	$19,495	$14,612
Europe	3,371	2,500	5,920	5,312
Asia Pacific	281	426	557	829

Total	$14,539	$10,682	$25,972	$20,753

During the three and six months ended June 30, 2006, one customer represented 27% and 15% of total revenues, respectively. During the three and six months ended June 30, 2005, one customer represented 14% and 11% of total revenues, respectively.

Geographic information on the Company’s long-lived assets (property and equipment, net and other assets), based on physical location, is as follows (in thousands):

	June 30, 2006	December 31, 2005
United States	$2,231	$2,835
International	2,067	1,967

Total	$4,298	$4,802

Note 9. Line of Credit

On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan facility of $7.0 million (“Loan”). This Loan is made up of two parts: (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million, of which $2.0 million is available for stand-by letters of credits, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire balance under the line of credit will be due. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall Loan Facility was increased to $7.5 million. On March 30, 2006, the Company modified the Business Financing Agreement with Bridge Bank to increase the additional advances for accounts receivable to $2.0 million and the overall Loan Facility to $8.0 million. As of June 30, 2006, the Company had $2.0 million drawn against the Loan.

Note 10. Subsequent Event

On July 11, 2006, the Company was served with notice of a claim in District Court of Denver County, Colorado, by a former employee alleging that certain conduct of the Company’s underwriters and the Company, during the Company’s initial public offering in September 1999 caused extreme inflation in the Company’s stock price and his losses. We believe that we have meritorious defenses to these claims and intend to defend this action vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will,” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false.

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

Overview

Kana Software, Inc. and its subsidiaries (“the Company” or “KANA”) is a world leader in multi-channel customer service. Our software applications enable organizations to improve the quality and efficiency of interactions with customers and partners across multiple communication points. The Company’s integrated solutions allow companies to deliver consistent, managed service across all channels, including email, chat, call centers, and Web self-service, so customers have the freedom to choose the service they want, and how and when they want it. As a result, our target market is comprised of large enterprises with high volumes of customer interactions, such as banks, telecommunications companies, high-tech manufacturers, healthcare organizations, and government agencies.

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from consulting and training. Our products are generally installed by our customers using a systems integrator, such as International Business Machines Corporation (“IBM”), Accenture or BearingPoint. KANA professional services assist the integrators as subject matter experts and in some cases will act as the prime for implementation of our software. To a large degree, we rely on our relationship with IBM to recommend and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. In the past, the Company supplied specialists (subject matter experts) to work with IBM and other systems integrators. While the Company continues this practice, the Company has recently seen an increase in providing consulting and implementation services directly. These services may be provided to our existing customers who would like the Company to review their implementations or to new customers who are not quite large enough to gain the interest of a large system integrator to provide services to the KANA customer. However, in the case of most of the initial installations of our applications that are generally installed by our customers using a system integrator, these services generally increase the cost of the project substantially, subjecting their purchase to more levels of required approval and scrutiny of projected cost savings in their customer service and marketing departments. This contributes to the difficulty that we face in predicting the quarter in which sales to expected customers will occur and to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

In the first quarter of 2005, we reduced our cost structure through the reduction of outsourced product development, a reduction in amortization related to the discontinuance of certain internal-use software, reduced headcount, and other cost reduction programs. In late 2005, we made a decision to bring core technology development back to our personnel in the United States in a process that we refer to as “back-shoring” and by the end of the second quarter of 2006, we have brought back all core technology development except for one product group. We also plan to back shore our Technical Support. These adjustments have reduced our total cost of licenses, sales, marketing, research and development, and general and administrative expenses into the first half of 2006. From now on, we will strive to match our spending with the anticipated revenue but, given the unpredictability of our license revenue, we are unable to predict with any certainty the period(s) when the Company will be profitable, if at all.

Since 1997 we have incurred substantial costs to develop our products and to recruit, train, and compensate personnel for our engineering, sales, marketing, client services, and administration departments. As a result, we have incurred substantial losses since inception. On June 30, 2006, the Company had ending cash and cash equivalents of $3.6 million and borrowings outstanding under a line of credit in the amount of $2.0 million due in November 2006. As of June 30, 2006, the Company had an accumulated deficit of $4.3 billion and a negative working capital of $15.4 million. We had income from operations of $950,000 and $558,000 for the three and six months ended June 30, 2006, respectively, and losses from operations of $1.8 million and $15.5 million for the three and six months ended June 30, 2005. Net cash used for operating activities was $2.7 million for the first six months of 2006 and $8.1 million in the first six months of 2005. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

We continue to take steps to lower the expenses related to cost of revenues, sales and marketing, research and development, and general and administrative areas of the Company. We also successfully closed two private sales of our common stock, of approximately $2.4 million on June 30, 2005 and approximately $4.0 million on September 29, 2005. Management believes that based on its current plans, its existing funds will be sufficient to meet the Company’s working capital and capital expenditure requirements through June 30, 2007. However, if we experience lower than anticipated demand for our products, we will need to further reduce costs, issue equity securities, or borrow money to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transactions may be on unfavorable terms, if at all.

As of June 30, 2006, we had 131 full-time employees, an increase of 6 from 125 employees at December 31, 2005 and a decrease of 10 from 141 employees at June 30, 2005.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates.

We believe the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.

Revenue Recognition

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended.

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e. persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). The Company uses the residual method described in AICPA Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

Accounting for Internal-Use Software

Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally, and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally five years) using the straight-line method. As of June 30, 2006, we had $561,000 of capitalized costs for internal use software, net of $467,000 accumulated amortization.

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

Restructuring

During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities in Menlo Park, California; Princeton, New Jersey; Framingham, Massachusetts; and Marlow in the United Kingdom. Remaining lease commitments terminate over various dates beginning in April 2007 through January 2011. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have subleased some of the excess space, but in all cases, the sublease income is less than the rent we pay the landlord. We had $6.5 million in accrued restructuring costs as of June 30, 2006, which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of June 30, 2006, our estimate of accrued restructuring cost included an assumption that we would receive $2.0 million in sublease payments that are not subject to any contractual arrangement as of June 30, 2006. We have assumed that the majority of these assumed sublease payments will begin in 2007 and continue through the end of the related leases. In December 2005, we consolidated our research and development operations into one location in Menlo Park, California to optimize our research and development processes and decrease overall operating expenses. As a result, we terminated the employment of 15 employees based in New Hampshire. As a result of this consolidation, we incurred a restructuring charge of $282,000 related to employee termination costs.

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

Goodwill as of June 30, 2006 was $8.6 million.

We assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen as of June 30, 2006, the date of our annual goodwill impairment test. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements, as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and six months ended June 30, 2006, was $810,000 and $1.8 million, respectively, which consisted of stock-based compensation expense related to employee stock options recognized under SFAS 123(R).

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our consolidated statements of operations, because the exercise price of our stock options granted to employees and directors equaled the quoted market price of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six months ended June 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123. There were no new grants of stock options in the three or six months ended June 30, 2006. In the future, as new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in our results for the first half of fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our notes to condensed consolidated financial statements for the related periods.

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

Also see Stock-Based Compensation in note 1 of the notes to the condensed consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 to its financial position and results of operations.

Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
License fees	41%	22%	34%	19%
Services	59	78	66	81

Total revenues	100	100	100	100

Costs and Expenses:
Cost of license fees	5	8	5	8
Cost of services	17	16	18	21
Amortization of acquired intangible assets	—	—	—	—
Sales and marketing	37	40	36	46
Research and development	16	31	19	37
General and administrative	18	26	19	30
Impairment of internal-use software	—	—	—	30
Restructuring	—	(5)	—	2

Total costs and expenses	93	117	97	175

Income (loss) from operations	7	(17)	3	(75)
Interest and other income (expense), net	(2)	—	(4)	—
Registration rights penalty	(7)	—	(4)	—

Loss before income taxes	(2)	(17)	(5)	(75)
Income tax expense	—	(1)	—	(1)

Net loss	(3)%	(18)%	(6)%	(76)%

Revenues

License revenues include licensing fees only, and exclude associated maintenance and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon shipment provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies” above. License revenues increased 150% for the three months ended June 30, 2006, compared to the same period in the prior year. License revenues constituted 41% of total revenues during the three months ended June 30, 2006, compared to 22% during the three months ended June 30, 2005. License revenues increased 125% for the six months ended June 30, 2006, compared to the same period in the prior year. License revenues constituted 34% of total revenues during the six months ended June 30, 2006, compared to 19% during the six months ended June 30, 2005. The increase was based, in part, on a significant add-on sale to an existing customer. While we are focused on increasing license revenue, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable.

Our service revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Professional services revenues relate to providing consulting, training and implementation services to our customers. Services revenue increased 4% for the three months ended June 30, 2006 and 2% for the six months ended June 30, 2006, compared to the same periods in the prior year. The relative consistency of services revenue is due in large part to the nature of support revenues, which are recognized evenly over the related maintenance period and are typically renewed for one-year periods.

Revenues from domestic sales were $10.9 million and $7.8 million for the three months ended June 30, 2006 and 2005, respectively. Revenues from international sales were $3.7 million and $2.9 million for the three months ended June 30, 2006 and 2005, respectively. Revenues from domestic sales were $19.5 million and $14.6 million for the six months ended June 30, 2006 and 2005, respectively. Revenues from international sales were $6.5 million and $6.1 million for the six months ended June 30, 2006 and 2005, respectively. The overall increase in revenues for the three and six months ended June 30, 2006 compared to the similar periods in 2005 was due to stronger demand for our products, increased effectiveness of our sales team and a significant add-on sale to an existing customer.

Cost of Revenues

Cost of license fees consists primarily of third-party software royalties, and to a lesser extent, costs of product packaging and documentation and production. Cost of license fees as a percentage of license fees was 13% for the three months ended June 30, 2006, compared to 35% for the same period in the prior year. Cost of license fees as a percentage of license fees was 16% for the six months ended June 30, 2006, compared to 42% for the same period in the prior year. The decrease in cost of license fees in absolute dollars and as a percentage of license fees in the three and six month periods in 2006 compared to the same periods in 2005 was partially due to the increase in license fees in 2006 while certain of our royalty costs remained constant and the replacement of certain third-party technology with a lower cost alternative. In addition, the cost of license fees also includes the royalty cost owed when customers upgrade certain software as well as year over year support. We are not able to predict when customers will choose to upgrade this software which will then cause us to expense this royalty cost. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades. We are looking at alternatives for some Original Equipment Manufacturer (“OEM”) products embedded in KANA products. If such alternatives are found viable and cost effective, they could result in lower royalty expenses in the cost of license fees in the future.

Cost of services consists primarily of salaries and related expenses for our customer support, consulting, and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of services as a percentage of services revenue was 28% for the three and six months ended June 30, 2006, compared to 21% and 26% for the three and six month periods ended June 30, 2005. The increase was primarily due to an increase in outsourced support expenses offset in part by lower employee related costs as we moved from internal support to an outsourced model. As of June 30, 2006, we had 31 personnel in support and consulting compared to 26 as of June 30, 2005, a 19% increase. The increase in personnel reflected our replacement of certain consultants with employees at the end of the second quarter of 2006. The increase in cost of services also included $57,000 and $129,000 in non-cash stock-based compensation expense from the implementation of SFAS 123(R), for the three and six months ended June 30, 2006, respectively. Cost of services may increase or decrease depending on the demand for these services.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets is recorded in the three and six month periods ended June 30, 2006 related to $400,000 of identifiable intangibles purchased in connection with the Hipbone acquisition in February 2004. Acquired intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. We expect amortization of intangibles to be approximately $33,000 per quarter through the last quarter of 2006 with the balance fully amortized in the first quarter of 2007. Amortization may increase if we acquire another company.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, lead-generation programs, and marketing materials. Sales and marketing expenses increased $1.1 million or 25% for the three months ended June 30, 2006, compared to the same period in the prior year and decreased $326,000 or 3% for the six months ended June 30, 2006, compared to the same period in the prior year. This increase during the three month period was primarily due to higher commissions and bonus and marketing related expenses partially offset by a reduction in salary and salary related expenses based on a reduction of sales and marketing headcount. The decrease during the six month period was primarily due to lower salary and salary related costs and lower facilities allocation partially offset by increased commissions and marketing related expenses. These expenses included a $296,000 and $648,000 increase in non-cash stock-based compensation expense from the implementation of SFAS 123(R), for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, we had 46 personnel in sales and marketing compared to 55 as of June 30, 2005, a 16% reduction.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels.

Research and Development

Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased $1.0 million or 31% for the three months ended June 30, 2006, compared to the same period in the prior year and decreased $2.7 million or 35% for the six months ended June 30, 2006, compared to the same period in the prior year. These decreases were attributable primarily to a reduction in outsourcing expenses as well as lower employee related expenses and allocated expenses. Research and development expenses also included a $186,000 and $406,000 increase in non-cash stock-based compensation expense from the implementation of SFAS 123(R), for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, we had 26 personnel in research and development compared to 30 as of June 30, 2005, a 13% reduction.

Research and development expenses may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand.

General and Administrative

General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased $91,000 or 3%, for the three months ended June 30, 2006 compared to the same period in the prior year and decreased $1.1 million or 18%, for the six months ended June 30, 2006 compared to the same period in the prior year. The decrease in expenses was primarily due to lower employee costs and lower auditing fees partially offset by an increase in the use of outside consultants and an increase in bonuses based on the Company’s net loss adjusted for certain non-cash expenses. General and administrative expenses also included a $262,000 and $547,000 increase in non-cash stock-based compensation expense from the implementation of SFAS 123(R), for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, we had 28 personnel in general and administrative and information technology combined compared to 30 as of June 30, 2005, a 7% reduction.

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

Restructuring Costs

Based on current information, the Company revalued the restructuring accrual and decreased the accrual by $36,000 during the three months ended March 31, 2006. This revaluation was a result of changes in the assumptions related to severance of employees in our New Hampshire facility. There was no revaluation adjustment or additional expense recorded during the three months ended June 30, 2006.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense, and changes in fair value of warrant liabilities. Interest income consists primarily of interest earned on cash and cash equivalents and was approximately $29,000 and $87,000 for the three and six month periods ended June 30, 2006, respectively. Interest expense relates primarily to our line of credit and was approximately $118,000 and $262,000 for the three and six month periods ended June 30, 2006, respectively. Interest expense was approximately $38,000 and $101,000 higher in the three and six months ended June 30, 2006, respectively, compared to the similar periods in the prior year based on higher debt balances during 2006. Interest and other income (expense), net also consists of changes in the fair value of warrant liabilities of approximately $212,000 and $774,000 for the three and six month periods ended June 30, 2006.

Registration Rights Penalty

In May 2006, the Company amended the Registration Agreement related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors to September 30, 2006 from January 27, 2006, in exchange for the issuance of 593,854 shares of common stock to the Investors. The shares were valued at approximately $1.0 million based on the fair market value of the Company’s stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the second quarter of 2006.

Provision for Income Taxes

We have incurred operating losses on a consolidated basis for all periods from inception through March 31, 2006, although we were profitable in the three month period ended June 30, 2006. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely. In the three and six months ended June 30, 2006, certain consolidated foreign entities were profitable based upon application of our inter-company transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $48,000 and $76,000 in those foreign jurisdictions for the three and six months ended June 30, 2006, respectively.

Liquidity and Capital Resources

As of June 30, 2006, we had $3.6 million in cash and cash equivalents, compared to $6.2 million in cash and cash equivalents at December 31, 2005. As of June 30, 2006, we had negative working capital of $15.4 million, compared to negative working capital of $18.4 million as of December 31, 2005. As of June 30, 2006, $14.1 million of our current liabilities consist of deferred revenue (primarily reflecting payments received for future maintenance services to be provided to our customers).

History and Recent Trends

We have had negative cash flows from operations in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The rate of cash we have used in operations is $12.7 million in 2003, $13.1 million in 2004, $16.3 million in 2005, and $2.7 million in the first six months of 2006. In 2003 and 2004, we implemented successive net workforce reductions of approximately 154 and 30 employees, respectively. During 2005, we had a net reduction of 56 employees. Staffing is expected to change from time to time based upon the balancing of roles between employees and outsourced staffing. We experienced negative cash flow from operations during 2005. During the second quarter of 2006 we had positive cash flow from operations of $182,000, although for the six months ended June 30, 2006, we had a negative cash flow from operations of $2.7 million, which reflect, among other things, the relatively high costs of third party professional services, outsourcing expenses and continued cash outflow for rent on excess facilities. Our cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter, and we cannot be certain that we will meet our revenue expectations in any given period.

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

Operating Cash Flow

We had negative cash flow from operating activities of $2.7 million for the first six months of 2006, which included a $1.5 million net loss, a $3.4 million increase in accounts receivable, a $1.4 million decrease in accounts payable and accrued liabilities, a $908,000 decrease in accrued restructuring, and a $260,000 decrease in deferred revenue partially offset by non-cash charges of $1.8 million for stock compensation expense, a $774,000 change in the fair value of warrant liability, a $1.0 million charge for a registration rights penalty and $781,000 of depreciation.

Investing Cash Flow

Our investing activities used $60,000 of cash for the first six months of 2006, which consisted primarily of the purchase of property and equipment.

Financing Cash Flow

Our financing activities provided $525,000 of cash for the first six months of 2006, and consisted primarily of a decrease in restricted cash of $5.9 million partially offset by net repayment of borrowings under our bank line of credit of $5.4 million.

Existence and Timing of Contractual Obligations

On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan facility, originally in a maximum amount of $7.0 million (the” Loan Facility”). This Loan Facility is made up of two parts: (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million, of which $2.0 million is available for stand-by letters of credit, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire outstanding balance under the line of credit will be due. Interest on the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement, as an additional part of the Loan Facility, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall Loan Facility was increased to $7.5 million. On March 30, 2006, the Company modified the Business Financing Agreement with Bridge to increase the additional advances for accounts receivable to $2.0 million and the overall Loan Facility to $8.0 million. On June 30, 2006, the Company had $2.0 million drawn against the Loan Facility.

Future payments due under our loan agreement and lease obligations and contractual commitments related to other agreements as of June 30, 2006 were as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Line of credit	$2,025	$2,025	$—	$—	—
Non-cancelable operating lease obligation (1)	15,862	5,308	6,856	3,698	—
Less: Sublease income (2)	(5,530)	(1,688)	(2,348)	(1,494)	—
Other contractual obligations (3)	4,202	3,682	520	—	—

Total	$16,559	$9,327	$5,028	$2,204	$—

(1)	Includes leases for properties included in the restructuring liability.
(2)	Includes only subleases that are under contract as of June 30, 2006, and excludes future estimated sublease income for agreements not yet signed.
(3)	Represents minimum payments to four vendors for future royalty fees, minimum payments to one vendor for software services, minimum payments to one outsourcing company and minimum payments for severance obligations.

Outlook

Based on our current 2006 revenue expectations, management believes that, based on its current plans, our existing cash and cash equivalents will be sufficient to meet the Company’s working capital and capital expenditure requirements through June 30, 2007. However, if we do not experience an increase in demand for our products from the level experienced in 2005 and in the first six months of 2006, we will need to further reduce costs or raise additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity or equity-related securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

Furthermore, we rely to a significant extent on systems integrators to identify, influence, and manage large transactions with customers, and we expect this trend to continue as our industry consolidates. Selling our products in conjunction with our systems integrators who incorporate our products into their offerings can involve a particularly long and unpredictable sales cycle, as it typically takes more time for the prospective customer to evaluate proposals from multiple vendors. In addition, when systems integrators propose the use of our products to their customers, it is typically part of a larger project, which can require more levels of customer approvals. We have little or no control over the sales cycle of an integrator-led transaction or our customers’ budgetary constraints and internal decision-making and acceptance processes.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $3.6 million at June 30, 2006. It is possible that our cash position could decrease over the next few quarters and some customers will be increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of June 30, 2006, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

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

A significant percentage of our revenues depend on leads generated by systems integrators, or “SIs”, and their recommendations of our products. If SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue increasing our leverage of SIs as indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service remain high. Our reliance on third parties for these functions has reduced our control over such activities and reduced our ability to perform such functions internally. If we come to rely primarily on a single SI that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to provide implementation services related to our products, we may not be able to internally generate sufficient revenue or increase the revenues generated by our other SI relationships to offset the resulting lost revenues. Furthermore, SIs typically suggest our solution in combination with other products and services, some of which may compete with our solution. SIs are not required to promote any fixed quantities of our products, are not bound to promote our products exclusively, and may act as indirect sales channels for our competitors. If these companies choose not to promote our products or if they develop, market, or recommend software applications that compete with our products, our business will be harmed.

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

We have substantially reduced our employee headcount over the last two years from a total of 211 as of December 31, 2003 to 181 as of December 31, 2004 to 125 as of December 31, 2005 and a slight increase to 131 as of June 30, 2006. The majority of this reduction was the result of our decision to shift a significant portion of our software programming, quality assurance, and technical documentation activities to international development partners in early 2003, a strategy we have since reversed through our “back-shoring” process. We reduced the size of our research and development department from 88 employees as of December 31, 2003 to 34 employees as of December 31, 2004, to 30 employees as of December 31, 2005 and to 26 as of June 30, 2006. In addition, we reduced the level of our expenditures on outsourced development in 2005, and in December 2005, we consolidated a significant portion of our research and development operations into one location in Menlo Park, California to optimize our research and development processes and decrease overall operating expenses. As a result, we terminated the employment of 15 employees based in New Hampshire. The reductions in our research and development headcount and the reductions in our outsourced development capacity may limit our ability to release products within expected timeframes. For example, many of the employees who were terminated in headcount reductions possessed specific knowledge or expertise that may prove to have been important to our operation. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Our termination of two outsourcing arrangements in early 2005 may further reduce our ability to respond to development challenges and to introduce new products in expected timeframes.

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

Rapidly changing technology and operating systems, changes in customer requirements, and evolving industry standards might impede market acceptance of our products. Our products are designed based upon currently prevailing technology to work on a variety of hardware and software platforms used by our customers. However, our software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, and other systems that our customers use. If new technologies emerge that are incompatible with our products, or if competing products emerge that are based on new technologies or new industry standards and that perform better or cost less than our products, our key products could become obsolete and our existing and potential customers could seek alternatives to our products. We must constantly modify and improve our products to keep pace with changes made to these platforms and to database systems and other back-office applications and Internet-related applications. Furthermore, software adapters are necessary to integrate our products with other systems and data sources used by our customers. We must develop and update these adapters to reflect changes to these systems and data sources in order to maintain the functionality provided by our products. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, databases, customer relationship management software, web servers and other enterprise and Internet-based applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase and deployment of our analytics products. Furthermore, if our international development partners fail to respond adequately when adaptation of our products is required, our ability to respond would be hampered even if such uncertainties were eliminated. If we fail to modify or improve our products in response to evolving industry standards, our products could rapidly become obsolete.

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

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 and that, with the exception of the material weakness relating to travel and entertainment expenses, they continued to exist during 2005 and the first half of 2006. As a result, we are unable to conclude that our disclosure controls and procedures were effective as of June 30, 2006 (See “Item 4. Controls and Procedures in Part I Financial Information”). However, we believe that these deficiencies did not have a material impact on our financial statements included in this report due to the fact that we performed substantial analyses on and for the June 30, 2006 and prior periods balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or GAAP, and they increase the risk of error.

Management, with the oversight of the Audit Committee of the Board of Directors, is working to address the remaining control deficiencies and is committed to effective remediation of all these deficiencies as expeditiously as possible. Some new processes and controls have already been approved and are being implemented. The Company plans to develop and implement further improvements and additional controls. In addition, management believes that it has remediated the material weakness relating to travel and entertainment expense reimbursement during the first quarter of 2005. The Company’s other weaknesses will not be considered remediated until new internal controls are developed and implemented throughout the Company, are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

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

We face additional risks and costs as a result of the delayed filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2005, and March 31, 2006, and our Annual Reports on Form 10-K for the years ended December 31, 2004 and 2005.

As a result of missing an established deadline with the NASDAQ Qualifications Panel for filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we have experienced additional risks and costs. The March 31, 2005

10-Q was filed on October 11, 2005, past the NASDAQ Listing Qualifications Panel’s established deadline of October 7, 2005; thus, the NASDAQ Listing Qualifications Panel delisted the Company’s common stock effective as of the beginning of trading on October 17, 2005. Since our common stock was delisted from The NASDAQ Stock Market, the ability of our stockholders to sell our common stock has been severely limited, causing our stock price to decline.

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

Since becoming a publicly traded security listed on The NASDAQ National Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.65 per share. On October 17, 2005, our common stock was delisted from The NASDAQ National Market due to the failure to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Since October 17, 2005, our common stock has been traded on the “Pink Sheets.” The last reported sale price of our shares on July 31, 2006 was $2.20 per share.

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

We rely upon trademarks, copyrights, and trade secrets to protect our proprietary rights, which may not be sufficient to protect our intellectual property.

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

We must protect our computer systems and network from physical break-ins, security breaches, and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which could adversely affect our ability to retain or attract customers, damage our reputation, and subject us to litigation. We have been in the past, and could be in the future, subject to denial of service, vandalism, and other attacks on our systems by Internet hackers. Although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may fail. Our insurance coverage in certain circumstances may be insufficient to cover losses that may result from such events.

Our international operations expose us to additional risks.

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 25% of our total revenues for the three and six months ended June 30, 2006, respectively, compared to 27% and 30% of our total revenues for the three and six months ended June 30, 2005 and 30% of total revenues for the entire 2005 year. We have established offices in the United States, Europe, Japan, and Hong Kong. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, international operations can lead to greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal fluctuations in business activity, and increases in our tax rates. Any growth in our international operations would compound these difficulties. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than expected.

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

We acquired Hipbone, Inc. in early 2004, and if we are presented with appropriate opportunities, we may make other investments in complementary companies, products, or technologies. We may not realize the anticipated benefits of any acquisition or investment. For example, since inception, the Company has recorded $2.7 billion of impairment charges for the cost of goodwill obtained from acquisitions. If we acquire another company, we will likely face risks, uncertainties, and disruptions associated with the integration process, including, among other things, difficulties in the integration of the operations, technologies, and services of the acquired company, the diversion of our management’s attention from other business concerns, and the potential loss of key employees of the acquired businesses. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Also, acquisitions can expose us to liabilities and risks facing the company we acquire, including lawsuits or claims against the company that are unknown at the time of the acquisition. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop products in the United States and sell these products in North America, Europe, Asia, and Australia. In the year ended December 31, 2005 and the three and six month periods ended June 30, 2006, revenues from customers outside of the United States approximated 30%, 25% and 25% of total revenues, respectively. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2006, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the six month period ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we do not believe that previously identified internal control weaknesses have been fully corrected, we have begun to implement remediation measures as described below.

Material Weaknesses and Corrective Action Plans

In the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm identified and reported several material weaknesses in our internal control over financial reporting. First, we had weaknesses in our general accounting processes related to insufficient documentation and analyses to support our consolidated financial statements, failure to properly evaluate estimates of royalties due, inadequate reconciliation of inter-company accounts, insufficient staffing in the accounting and reporting function, which were exacerbated by changes in management and accounting personnel, and insufficient training of our accounting department. Second, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, this required adjustments to our financial statements for the year ended December 31, 2004.

Our management has determined that these deficiencies constitute material weaknesses as of December 31, 2004 which continued to exist during 2005 and during the first half of 2006. As a result, we concluded that our internal controls over financial reporting were not effective as of June 30, 2006. We believe that these deficiencies did not have a material impact on our unaudited condensed consolidated financial statements included in this report due to the fact that we performed substantial analysis on the June 30, 2006 and prior period financial statement balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management, and reconstructing certain account balances. However, these deficiencies increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or GAAP, and increase the risk of error.

Management, with the oversight of the Audit Committee of the Board of Directors, is working to address these control deficiencies and is committed to effectively remediate these deficiencies. Some new processes and controls have already been approved and are being implemented. We will continue to develop and implement further improvements and additional controls. Our weaknesses will not be considered corrected until new internal controls are developed and implemented, are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

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

On March 16, 2006, Polaris IP, LLC filed suit against the Company, Sirius Satellite Radio, Inc., Priceline.com, Capital One, Continental Airlines, Inc., and E*Trade Financial, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,411,947 and 6,278,996, and seeking injunctive relief, damages and attorneys fees. We believe that we have meritorious defenses to these claims and intend to defend this action vigorously.

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

ITEM 1A. RISK FACTORS.

Information regarding the Company’s risk factors appears in “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
10.01	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.	8-K	000-27163	10.01	4/25/06

10.02	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

10.03	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.04	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Brian Kelly, dated May 31, 2006.	8-K	000-27163	10.01	6/13/06

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2006	Kana Software, Inc.

/s/ Michael S. Fields
Michael S. Fields Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ John M. Thompson
John M. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Provided Herewith
10.01	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.	8-K	000-27163	10.01	4/25/06

10.02	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

10.03	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.04	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Brian Kelly, dated May 31, 2006.	8-K	000-27163	10.01	6/13/06

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.