Form 10-Q/A
period 2006-06-30
KANA SOFTWARE INC
filed 2006-11-07
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which was originally filed on August 14, 2006 (the “Original 10-Q Filing”). In accordance with the rules of the Securities and Exchange Commission, this Form 10-Q/A sets forth an amendment to the complete text of Item 4. Controls and Procedures of Part I in the Original 10-Q filing, as well as currently dated certificates. Unaffected items have not been repeated in this Form 10-Q/A.

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

Changes in Internal Control Over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes noted below:

•	On May 16, 2006, we replaced our Domestic Controller with a Director of Finance who is a Certified Public Accountant and has 17 years of financial management experience in high-tech companies to address our shortfalls in staffing and to assist with accounting, finance, internal audits and information technology. This change was made to address the internal control weakness related to insufficient staffing in our accounting and reporting functions.

•	As of June 30, 2006, we implemented a policy of review of all domestic journal entries, including consolidation entries, for adequate document support by our Director of Finance before the entry is posted. This change was made to address the internal control weakness related to our independent review of journal entries and insufficient documentation or support for journal entries and consolidation entries.

•	As of June 30, 2006, we relocated our worldwide consolidation activities from our Netherlands office to our corporate headquarters in Menlo Park, California. This change was made to address the internal control weakness related to our insufficient documentation and analysis to support our consolidated financial statements. By moving the worldwide consolidation activities to our headquarters, we obtained greater control and visibility over the consolidation process.

•	As of June 30, 2006, we implemented a policy under which our management performs a top level balance sheet and income statement “flux analysis” comparing the changes from the prior period’s financial statements and analyzing the differences. This change was made to address the general weakness in our general accounting processes related to documentation and analyses to support our consolidated financial statements. The performance of a higher level management review of our consolidated financial statements gives us greater assurance of the overall accuracy of our consolidated financial statements.

•	As of June 30, 2006, we implemented a program to train our accounting staff to perform monthly analyses on general ledger accounts comparing the changes from the prior period’s consolidated financial statements and analyzing the differences. This change was made to address the internal control weakness related to insufficient training in our accounting department.

During the quarter ended March 31, 2006, we had the following changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	On February 8, 2006, we hired our Vice President of Finance who is a Certified Public Accountant who has over 30 years of financial management experience, including over 20 years of experience working at companies subject to SEC reporting rules and regulations. Additionally, we engaged service providers on a permanent basis to address our shortfalls in staffing and to assist with accounting, finance, internal audits and information technology. These changes were made to address the internal control weakness related to insufficient staffing in our accounting and reporting function.

•	As of March 31, 2006, we transferred the responsibility for accounting for royalties to a member of the general accounting team to establish a separation of duties between the revenue and order processing function and calculating royalties related to customer shipments. This change was made to address the internal control weakness related to our failure to properly evaluate estimates of royalties that are due.

During the quarter ended December 31, 2005, we had no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2005, we had the following change that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•	As of March 31, 2005, our management adopted a single, comprehensive travel and entertainment reimbursement policy and implemented enhanced procedures and controls for the submission and review of expense reimbursement requests. This change was made to address the internal control weakness related to erroneous expense reimbursements as a result of our inconsistent travel and entertainment policies, inadequate review of expense reimbursement requests and carelessness.

During the remainder of 2006, we will be testing the effectiveness of our internal control processes discussed above and remediating any remaining deficiencies as necessary so that by December 31, 2006, we may be able to conclude that the changes to our internal controls are completed and operating as intended, and so that we will be able to evaluate the resulting effectiveness of our internal controls as of this time.

Material Weaknesses and Corrective Action Plans

In the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm identified and reported several material weaknesses in our internal control over financial reporting. First, we had weaknesses in our general accounting processes related to insufficient documentation and analyses to support our consolidated financial statements, failure to properly evaluate estimates of royalties due, inadequate reconciliation of inter-company accounts, insufficient staffing in the accounting and reporting function, which were exacerbated by changes in management and accounting personnel, and insufficient training of our accounting department. Second, there was no independent review of journal entries and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, this required adjustments to our financial statements for the year ended December 31, 2004.

The material weaknesses in our internal control over financial reporting delayed the completion of our consolidated financial statements for the years ended December 31, 2004 and 2005, as well as our financial statements for each of the quarters in 2005 and the first quarter of 2006, which prevented us from timely filing our Form 10-K for the years ended December 31, 2004 and 2005 and our quarterly filings on Form 10-Q in 2005 and the first quarter of 2006. In particular, as a result of the lack of sufficient documentation and existing analysis to support the consolidated financial statements, significant analysis was required to support our consolidated financial statements, and the delay involved by the need for this analysis was exacerbated by insufficient staffing in our accounting and reporting function. This delay also impacted and continued to affect our ability to timely file our periodic reports throughout 2005 and up to the first half of 2006, as we were not able to commence preparation of these reports until we had completed and filed the Form 10-K for the year ended December 31, 2004 and as we had not completed the remediation of these material weaknesses. We are in the process of remediating these material weaknesses as described above, and until such remediation has been completed and tested, these material weaknesses could continue to cause delays in the filing of our periodic reports with the SEC.

Our management has determined that the deficiencies mentioned above constitute material weaknesses as of December 31, 2004 which continued to exist during 2005 and during the first half of 2006. As a result, we concluded that our internal controls over financial reporting were not effective as of June 30, 2006. We believe that these deficiencies mentioned above did not have a material impact on our unaudited condensed consolidated financial statements included in this report due to the fact that we performed substantial analysis on the June 30, 2006 and prior period consolidated financial statement balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management, and reconstructing certain account balances. However, these deficiencies mentioned above and our delay in timely completing our consolidated financial statements and thus, the timely filing of our periodic reports, increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or GAAP, and increase the risk of error in our general accounting processes and financial statements.

Our management, with the oversight of our Audit Committee, is working to address these control deficiencies mentioned above and is committed to effectively remediate these deficiencies. Some new processes and controls have already been approved and are being implemented. We will continue to develop and implement further improvements and additional controls. Our weaknesses will not be considered corrected until new internal controls are developed and implemented, are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q/A; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2006	Kana Software, Inc.

/s/ Michael S. Fields
Michael S. Fields Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ John M. Thompson
John M. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q/A; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.