Form 10-Q
period 2006-09-30
KANA SOFTWARE INC
filed 2006-11-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

On October 31, 2006, approximately 35,236,561 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

Kana Software, Inc.

Form 10-Q

Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,634	$6,216
Restricted cash	—	5,900
Accounts receivable, net of allowance of $148 and $149 as of September 30, 2006 and December 31, 2005, respectively	7,288	6,095
Prepaid expenses and other current assets	2,372	2,859

Total current assets	14,294	21,070
Restricted cash, long-term	1,063	1,063
Property and equipment, net	1,331	1,846
Goodwill	8,623	8,623
Acquired intangible assets, net	48	148
Other assets	3,029	2,956

Total assets	$28,388	$35,706

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$—	$7,400
Note payable, current portion	149	—
Accounts payable	2,821	5,057
Accrued liabilities	7,002	8,706
Accrued restructuring	1,992	2,727
Deferred revenue	15,637	14,529
Warrant liability	—	1,090

Total current liabilities	27,601	39,509
Deferred revenue, long-term	570	506
Accrued restructuring, long-term	3,802	4,825
Other long-term liabilities	937	660

Total liabilities	32,910	45,500

Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock	35	34
Additional paid-in capital	4,300,569	4,293,063
Accumulated other comprehensive income	325	517
Accumulated deficit	(4,305,451)	(4,303,408)

Total stockholders’ deficit	(4,522)	(9,794)

Total liabilities and stockholders’ deficit	$28,388	$35,706

See accompanying notes to the condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Revenues:
License fees	$4,381	$1,600	$13,148	$5,505
Services	8,722	9,353	25,927	26,201

Total revenues	13,103	10,953	39,075	31,706

Costs and Expenses:
Cost of license fees	832	597	2,202	2,246
Cost of services	2,539	2,219	7,291	6,594
Amortization of acquired intangible assets	34	34	100	100
Sales and marketing	4,514	4,309	13,823	13,944
Research and development	2,853	2,908	7,795	10,566
General and administrative	2,779	2,247	7,790	8,387
Impairment of internal-use software	—	—	—	6,326
Restructuring	—	(189)	(36)	196

Total costs and expenses	13,551	12,125	38,965	48,359

Income (loss) from operations	(448)	(1,172)	110	(16,653)
Interest and other income (expense), net	85	(74)	(826)	(161)
Registration rights penalty	(166)	—	(1,198)	—

Loss before income taxes	(529)	(1,246)	(1,914)	(16,814)
Income tax expense	(53)	(18)	(129)	(134)

Net loss	$(582)	$(1,264)	$(2,043)	$(16,948)

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.06)	$(0.57)

Shares used in computing basic and diluted net loss per share	34,570	30,929	34,265	29,813

__________
(1) Employee stock-based compensation included in the expense line items:

Cost of services	$86	$—	$217	$2
Sales and marketing	373	—	1,030	9
Research and development	161	—	569	2
General and administrative	958	2	1,528	25

	$1,578	$2	$3,344	$38

See accompanying notes to the condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,043)	$(16,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,152	1,894
Loss on the disposal of property and equipment	—	3
Amortization of acquired intangible assets	100	100
Employee and consultant stock-based compensation	3,786	38
Impairment of internal-use software	—	6,326
Provision for doubtful accounts	65	(133)
Restructuring	(36)	196
Non-cash interest accretion	69	—
Registration rights penalty	1,198	—
Change in fair value of warrant liability	774	(66)
Changes in operating assets and liabilities:
Accounts receivable	(1,399)	(1,493)
Prepaid expenses and other assets	252	985
Accounts payable and accrued liabilities	(3,959)	1,217
Accrued restructuring	(1,530)	(2,361)
Deferred revenue	1,478	(1,650)

Net cash used in operating activities	(93)	(11,892)

Cash flows from investing activities:
Purchases of marketable securities	—	(10,351)
Maturities and sales of marketable securities	—	16,740
Purchases of property and equipment	(627)	(407)
(Increase) decrease in restricted cash	—	(115)

Net cash provided by (used in) investing activities	(627)	5,867

Cash flows from financing activities:
(Payments on) borrowings under line of credit, net	(7,400)	790
Borrowings under a note payable	459	—
Payments on note payable	(13)	—
Decrease in restricted cash	5,900	—
Net proceeds from issuances of common stock and warrants	659	6,333

Net cash provided by (used in) financing activities	(395)	7,123

Effect of exchange rate changes on cash and cash equivalents	(467)	(677)

Net increase (decrease) in cash and cash equivalents	(1,582)	421
Cash and cash equivalents at beginning of period	6,216	13,772

Cash and cash equivalents at end of period	$4,634	$14,193

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2006, the Company had an accumulated deficit of $4.3 billion and has experienced recurring losses. We continue to take steps to lower the expenses related to cost of revenues, sales and marketing, research and development, and general and administrative areas of the Company.

In February 2005, we announced that we were taking actions to reduce these expenses substantially. For example, employee headcount decreased from 181 on December 31, 2004 to 125 on December 31, 2005 and to 123 on March 31, 2006. During the third quarter of 2006, we added 22 employees bringing our headcount to 153 on September 30, 2006. We also were able to substantially reduce our headcount in outsourced engineering after completing the development of a new product announced in December 2004. In addition, the Company was successful in closing two private sales of KANA common stock, raising approximately $2.4 million on June 30, 2005 and approximately $4.0 million on September 29, 2005. Management believes that based on its current plans, its existing funds will be sufficient to meet the Company’s working capital and capital expenditure requirements through September 30, 2007. However, if we experience lower than anticipated demand for our products we will need to further reduce costs, issue equity securities or borrow money to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transactions may be on unfavorable terms, if at all.

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

Stock-based Compensation

The Company’s 1999 Stock Incentive Plan (the “1999 Plan”), as successor to the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”), provides for shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. Options are granted at an exercise price equivalent to the closing fair market value of the Company’s common stock on the date of grant. All options are granted at the discretion of the Company’s Board of Directors and have a term not greater than 10 years from the date of grant. Options are immediately exercisable when vested and generally vest monthly over four years.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the employee stock purchase plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for stock-based awards granted or modified after December 31, 2005 and awards that were granted prior to the adoption of SFAS 123(R) but were still unvested at December 31, 2005. Under this method of implementation, no restatement of prior periods is required or has been made.

Employee stock-based compensation expense recognized under SFAS 123(R) in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006 related to stock options was $1.6 million and $3.3 million, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the three and nine months ended September 30, 2006 was increased by $1.6 million and $3.3 million, respectively. The implementation of SFAS 123(R) increased basic and diluted net loss per share by $0.05 and $0.10 for the three and nine months ended September 30, 2006, respectively. In both periods a net income per share was changed to a net loss per share based on the effect of implementing SFAS 123(R). The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the three and nine months ended September 30, 2006.

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

Employee stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Since stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

For stock options granted to non-employees the Company recognizes compensation expense in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).

The Company extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. As a result of that modification, the Company recognized non-employee stock-based compensation expense of $442,200 for the three and nine months ended September 30, 2006.

Stock Options

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,673,108	$8.03
Cancelled	(504,718)	$6.19

Outstanding at March 31, 2006	8,168,390	$8.15
Cancelled	(512,724)	$22.90

Outstanding at June 30, 2006	7,655,666	$7.17
Cancelled	(930,523)	$6.95
Exercised	(391,129)	$1.69
Granted	3,640,439	$2.95

Outstanding at September 30, 2006	9,974,453	$5.86	7.99	$4,460,532

Options vested and exercisable and expected to be vested and exercisable at September 30, 2006	8,802,620	$6.01	7.80	$3,974,823
Options vested and exercisable at September 30, 2006	5,421,750	$7.56	6.96	$2,379,001

At September 30, 2006 the Company had 9,601,747 options available for grant under its option plans.

At September 30, 2006, the Company had $8.6 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 1.7 years.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.10 - 1.73	2,109,063	7.93	$1.61	1,103,427	$1.59
1.75 – 2.88	1,193,743	7.26	2.55	1,018,745	2.56
2.95 – 3.11	4,423,105	9.41	2.97	1,285,853	3.00
3.11 – 14.41	2,095,080	5.76	9.12	1,894,948	9.61
16.55 – 998.50	153,462	3.94	128.62	118,777	122.37

Total	9,974,453	7.99	$5.86	5,421,750	$7.56

Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123. The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(1,264)	$(16,948)
Add: Stock-based employee compensation expense included in reported net loss	2	38
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(1,952)	(5,868)

Net loss, pro forma	$(3,214)	$(22,778)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.57)
Pro forma	$(0.10)	$(0.76)

Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FIN 28.

Employee share based compensation recognized in 2006 as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for the periods prior to the adoption of SFAS 123(R) use the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the Company’s stock option awards for the three and nine months ended September 30, 2006 and 2005 (there were no employee stock option grants during the three months ended September 30, 2005), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.71%	n/a	4.71%	3.91%
Expected dividend yield	0%	n/a	0%	0%
Expected volatility	59%	n/a	59%	99%
Expected life	5 years	n/a	5 years	5 years

The expected life and expected volatility of the stock options are based upon historical data and other relevant factors. Forfeitures of employee stock options were accounted for on an as-incurred basis. Based on the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock option grants was $1.22 for the nine months ended September 30, 2005 and $1.62 for the three and nine months ended September 30, 2006. There were no employee stock option grants or stock option exercises during the three months ended September 30, 2005. The intrinsic value of options exercised was $522,000 for the three and nine months ended September 30, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic and diluted net loss per share:
Numerator:
Net loss	$(582)	$(1,264)	$(2,043)	$(16,948)

Denominator:
Weighted average common shares outstanding	34,570	30,929	34,265	29,813

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.06)	$(0.57)

For each of the three and nine month periods ended September 30, 2006, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 12,119,000 shares have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive. For each of the three and nine month periods ended September 30, 2005, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 11,174,000 shares have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

Effect of Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS 155”) an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for the Company beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is currently evaluating the impact of SFAS 155 to its financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). The purpose of SAB No. 108 is to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purposes of a materiality assessment. The guidance is effective for financial statements for fiscal years ending after November 15, 2006. The Company will apply the guidance of SAB No. 108 for its financial statements issued after November 15, 2006. The Company is currently evaluating the impact of SAB No. 108 to its financial position and results of operations.

Note 2. Goodwill and Intangible Assets

The components of goodwill and other intangibles are as follows (in thousands):

	September 30, 2006	December 31, 2005
Goodwill	$8,623	$8,623

Intangibles:
Customer relationships	$150	$150
Purchased technology	14,650	14,650
Less: accumulated amortization	(14,752)	(14,652)

Intangibles, net	$48	$148

Expected amortization expense is $33,000 for the remainder of 2006 and $15,000 in 2007. Of these amounts, 62.5% relates to purchased technology and 37.5% relates to customer relationships.

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

The terms of the September 2005 private placement require additional shares of common stock and warrants to be issued in the event the Company’s stock was delisted from The NASDAQ National Market. In October 2005, the Company’s common stock was delisted from The NASDAQ National Market and the Company issued an additional 425,358 shares of common stock and warrants to purchase 153,130 shares of common stock to the respective investors of the June and September 2005 private placements (“Investors”). These additional warrants have an exercise price of $1.966 per share and will become exercisable on April 24, 2006, and will expire on October 25, 2010. These warrants were valued at $98,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. See Note 4 for further details regarding the accounting of these warrants as a liability at the date of issuance.

In May 2006, the Company amended the Registration Agreement related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the registration deadline of the shares of common stock and shares of common stock underlying the warrants issued to the Investors to September 30, 2006 from January 27, 2006, in exchange for the issuance of 593,854 shares of common stock to the Investors. The shares were valued at approximately $1.0 million based on the fair market value of the Company’s common stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the second quarter of 2006.

The September 30, 2006 registration deadline was not met and an additional 59,383 shares of common stock were issued to the Investors. The shares were valued at approximately $166,000 based on the fair market value of the Company’s common stock on September 30, 2006 less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the third quarter of 2006. On November 9, 2006, the Company completed the registration of the shares of common stock, and shares of common stock underlying the warrants, issued to the investors.

Note 4. Warrant Liability

The warrants issued to the Investors in June, September and October 2005 (collectively referred to as the “Warrants”) have cash penalties for the failure to register the underlying shares of common stock. Pursuant to Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), we recorded the Warrants as liabilities at their fair value using the Black-Scholes valuation model with changes in value reported to other income or expense each period. For the year ended December 31, 2005, $331,000 was recorded to other income for the change in fair value of the Warrants. For the three and nine months ended September 30, 2006, $0 and $774,000, respectively, was recorded to other expense for the change in fair value of the Warrants.

The Warrants require physical settlement but allow for net-share settlement if the underlying shares of common stock are not registered. A maximum of 1,914,586 shares of common stock could be issued to settle the Warrants under a net-share settlement.

As noted above, in May 2006, we amended the Registration Agreement related to the Private Placements to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors. We amended the penalty for failure to register the underlying shares of common stock from cash to share-based payments, with a maximum limit of 59,383 penalty shares to be issued. Pursuant to EITF 00-19, with the elimination of these cash penalties and a maximum limit on penalty shares, the fair value of the Warrants on the date of this amendment was reclassified to equity from liability, and gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability were not reversed.

Note 5. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three and nine month periods ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(582)	$(1,264)	$(2,043)	$(16,948)
Foreign currency translation gain (loss)	(29)	(40)	(192)	59

Comprehensive loss	$(611)	$(1,304)	$(2,235)	$(16,889)

Note 6. Commitments and Contingencies

Legal Proceedings

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, and Wit Soundview Capital Corp, the Company, and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the U. S. District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s common stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by the Company’s insurers, we do not believe that the settlement will have any effect on our financial condition, results of operation, or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and will defend the action vigorously.

On March 16, 2006, Polaris IP, LLC filed suit against the Company, Sirius Satellite Radio, Inc., Priceline.com, Capital One, Continental Airlines, Inc., and E*Trade Financial in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 6,411,947 and 6,278,996, and seeking injunctive relief, damages and attorneys fees. We believe that we have meritorious defenses to these claims and intend to defend this action vigorously.

On July 11, 2006, the Company was served with notice of a claim in the District Court of Denver County, Colorado, by Christopher Garcia, a stock investor, alleging that certain conduct of the Company’s underwriters and the Company during the Company’s initial public offering in September 1999 caused extreme inflation in the Company’s stock price and caused his losses when he invested in the Company in 2002. On October 18, 2006, the court issued an order dismissing this matter with prejudice.

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

Guarantees

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, as of September 30, 2006, the Company had outstanding letters of credit totaling $781,000 expiring in 2006 through 2011. The letters of credit are supported by restricted cash and our line of credit.

Indemnifications

The Company enters into standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. To date, the Company has not incurred any costs related to any claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. Therefore, the Company has no liabilities recorded for these agreements as of September 30, 2006 and there were no outstanding claims at September 30, 2006.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006.

Warranties

The Company offers warranties on its software products. To date, there have been no material payments or costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2006. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

Note 7. Restructuring Costs

As of September 30, 2006, the Company has $5.8 million in recorded restructuring liabilities primarily related to excess leased facilities exited in prior years. The majority of this restructuring reserve was originally recorded pursuant to provisions of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and continues to be evaluated pursuant to the requirements thereof. For facilities vacated after December 2002, the corresponding restructuring charge was recorded pursuant to the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Future cash outlays are anticipated through January 2011 unless the Company negotiates to exit the leases at an earlier date.

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

The following table provides a summary of restructuring activity during the nine months ended September 30, 2005 and 2006 (in thousands):

	Facilities	Severance and Related	Total
Restructuring accruals:
Accrual as of December 31, 2004	$10,794	$—	$10,794
Restructuring charge	196	—	196
Payments made	(2,988)	—	(2,988)
Sublease payments received	136	—	136

Accrual as of September 30, 2005	$8,138	$—	$8,138

Accrual as of December 31, 2005	$7,270	$282	$7,552
Restructuring recoveries	—	(36)	(36)
Payments made	(2,655)	(246)	(2,901)
Sublease payments received	1,179	—	1,179

Accrual as of September 30, 2006	$5,794	$—	$5,794

To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at September 30, 2006. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than the Company’s accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on the Company’s statement of operations in a future period.

Note 8. Information About Geographic Areas

The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation, and support of its software applications. The following table provides geographic information on revenue (based upon customer location) for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
North America	$7,360	$7,597	$26,855	$22,209
Europe	5,543	3,111	11,482	8,423
Asia Pacific	200	245	738	1,074

Total	$13,103	$10,953	$39,075	$31,706

During the three months ended September 30, 2006, one customer represented 15% of total revenues and during the nine months ended September 30, 2006, one customer represented 12% of total revenues. During the three and nine months ended September 30, 2005, one customer represented 12% and 11% of total revenues, respectively.

Geographic information on the Company’s long-lived assets (property and equipment, net and other assets), based on physical location, is as follows (in thousands):

	September 30, 2006	December 31, 2005
United States	$2,229	$2,835
International	2,131	1,967

Total	$4,360	$4,802

Note 9. Line of Credit

On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan facility of $7.0 million (“Loan”). This Loan is made up of two parts: (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million, of which $2.0 million is available for stand-by letters of credits, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire balance under the line of credit will be due. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall Loan Facility was increased to $7.5 million. On March 30, 2006, the Company modified the Business Financing Agreement with Bridge Bank to increase the additional advances for accounts receivable to $2.0 million and the overall Loan Facility to $8.0 million. As of September 30, 2006, the Company had no borrowings drawn against the Loan.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 filed July 6, 2006, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from consulting and training. Our products are generally installed by our customers using a systems integrator, such as International Business Machines Corporation (“IBM”), Accenture or BearingPoint. KANA professional services assist the integrators as subject matter experts and in some cases will act as the prime contractor for implementation of our software. To a large degree, we rely on our relationship with IBM to recommend and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. In the past, the Company supplied specialists (subject matter experts) to work with IBM and other systems integrators. While the Company continues this practice, the Company has recently seen an increase in providing consulting and implementation services directly. These services may be provided to our existing customers who would like the Company to review their implementations or to new customers who are not quite large enough to gain the interest of a large system integrator to provide services to the KANA customer. However, in the case of most of the initial installations of our applications that are generally installed by our customers using a system integrator, these services generally increase the cost of the project substantially, subjecting their purchase to more levels of required approval and scrutiny of projected cost savings in their customer service and marketing departments. This contributes to the difficulty that we face in predicting the quarter in which sales to expected customers will occur and to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

In the first quarter of 2005, we reduced our cost structure through the reduction of outsourced product development, a reduction in amortization related to the discontinuance of certain internal-use software, reduced headcount, and other cost reduction programs. In late 2005, we made a decision to bring core technology development back to our personnel in the United States in a process that we refer to as “back-shoring” and by the end of the third quarter of 2006 we have brought back all core technology development except for one product group. We also plan to back-shore our technical support. These adjustments have reduced our total cost of licenses, sales and marketing, research and development, and general and administrative expenses in the first three quarters of 2006. From now on, we will strive to match our spending with the anticipated revenue but, given the unpredictability of our license revenue, we are unable to predict with any certainty the period(s) when the Company will be profitable, if at all.

Since 1997 we have incurred substantial costs to develop our products and to recruit, train, and compensate personnel for our engineering, sales, marketing, client services, and administration departments. As a result, we have incurred substantial losses since inception. On September 30, 2006, the Company had ending cash and cash equivalents of $4.6 million. As of September 30, 2006, the Company had an accumulated deficit of $4.3 billion and a negative working capital of $13.3 million. We had a loss from operations of $448,000 for the three months ended September 30, 2006, and income from operations of $110,000 for the nine months ended September 30, 2006, and losses from operations of $1.2 million and $16.7 million for the three and nine months ended September 30, 2005. Net cash used for operating activities was $93,000 for the first nine months of 2006 and $11.9 million in the first nine months of 2005. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

We have taken steps to lower the expenses related to cost of revenues, sales and marketing, research and development, and general and administrative areas of the Company. We also successfully closed two private sales of our common stock, of approximately $2.4 million on June 30, 2005 and approximately $4.0 million on September 29, 2005. Management believes that based on its current plans, its existing funds will be sufficient to meet the Company’s working capital and capital expenditure requirements through September 30, 2007. However, if we experience lower than anticipated demand for our products, we will need to further reduce costs, issue equity securities, or borrow money to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transactions may be on unfavorable terms, if at all.

As of September 30, 2006, we had 153 full-time employees, an increase of 28 from 125 employees at December 31, 2005 and an increase of 12 from 141 employees at September 30, 2005.

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

Accounting for Internal-Use Software

Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, including among others, that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally, and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally five years) using the straight-line method. As of September 30, 2006, we had $561,000 of capitalized costs for internal use software less $495,000 of accumulated amortization for a net balance of $66,000.

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

Restructuring

During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities in Menlo Park, California; Princeton, New Jersey; Framingham, Massachusetts; and Marlow in the United Kingdom. Remaining lease commitments terminate over various dates beginning in April 2007 through January 2011. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have subleased some of the excess space, but in all cases, the sublease income is less than the rent we pay the landlord. We had $5.8 million in accrued restructuring costs as of September 30, 2006, which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of September 30, 2006, our estimate of accrued restructuring cost included an assumption that we would receive $1.8 million in sublease payments that are not subject to any contractual arrangement as of September 30, 2006. We have assumed that the majority of these assumed sublease payments will begin in 2007 and continue through the end of the related leases. In December 2005, we consolidated our research and development operations into one location at Menlo Park, California to optimize our research and development processes and decrease overall operating expenses. As a result, we terminated the employment of 15 employees based in New Hampshire and we incurred a restructuring charge of $282,000 related to employee termination costs.

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

Goodwill as of September 30, 2006 was $8.6 million.

We assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen as of September 30, 2006. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and nine months ended September 30, 2006, was $1.6 million and $3.3 million, respectively, which consisted of stock-based compensation expense related to employee stock options recognized under SFAS 123(R).

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and nine months ended September 30, 2006, included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123. As new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in our results for the nine months of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our notes to condensed consolidated financial statements for the related periods.

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

For stock options granted to non-employees the Company recognizes compensation expense in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).

Also see Stock-Based Compensation in Note 1 of the notes to the condensed consolidated financial statements.

Effect of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for us beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. We are currently evaluating the impact of SFAS 155 to our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 to our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2008. We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). The purpose of SAB No. 108 is to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purposes of a materiality assessment. The guidance is effective for financial statements for fiscal years ending after November 15, 2006. We will apply the guidance of SAB No. 108 for our financial statements issued after November 15, 2006. We are currently evaluating the impact of SAB No. 108 to our financial position and results of operations.

Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
License fees	33%	15%	34%	17%
Services	67	85	66	83

Total revenues	100	100	100	100

Costs and Expenses:
Cost of license fees	6	5	6	7
Cost of services	19	20	19	21
Amortization of acquired intangible assets	—	—	—	—
Sales and marketing	34	39	35	44
Research and development	22	27	20	33
General and administrative	21	20	20	26
Impairment of internal-use software	—	—	—	20
Restructuring	—	(2)	—	1

Total costs and expenses	103	111	100	153

Income (loss) from operations	(3)	(11)	0	(53)
Interest and other income (expense), net	1	(1)	(2)	(1)
Registration rights penalty	(1)	—	(3)	—

Loss before income taxes	(4)	(11)	(5)	(53)
Income tax expense	—	—	—	—

Net loss	(4)%	(12)%	(5)%	(53)%

Revenues

License revenues include licensing fees only, and exclude associated maintenance and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon shipment provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies and Estimates” above. License revenues increased 174% for the three months ended September 30, 2006, compared to the same period in the prior year. License revenues constituted 33% of total revenues during the three months ended September 30, 2006, compared to 15% during the three months ended September 30, 2005. The increase was due to stronger demand for our products and increased average transaction value. License revenues increased 139% for the nine months ended September 30, 2006, compared to the same period in the prior year. License revenues constituted 34% of total revenues during the nine months ended September 30, 2006, compared to 17% during the nine months ended September 30, 2005. The increase was based, in part, on increased demand for our products, increased average transaction value and on a significant add-on sale to an existing customer during the second quarter 2006. While we are focused on increasing license revenue, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable.

Our service revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Professional services revenues relate to providing consulting, training and implementation services to our customers. Services revenue decreased 7% for the three months ended September 30, 2006 and 1% for the nine months ended September 30, 2006, compared to the same periods in the prior year. The relative consistency of services revenue is due in large part to the nature of support revenues, which are recognized evenly over the related maintenance period and are typically renewed for one-year periods.

Revenues from domestic sales were $7.4 million and $7.6 million for the three months ended September 30, 2006 and 2005, respectively. Revenues from international sales were $5.7 million and $3.4 million for the three months ended September 30, 2006 and 2005, respectively. Revenues from domestic sales were $26.9 million and $22.2 million for the nine months ended September 30, 2006 and 2005, respectively. Revenues from international sales were $12.2 million and $9.5 million for the nine months ended September 30, 2006 and 2005, respectively. The overall increase in revenues for the three and nine months ended September 30, 2006 compared to the similar periods in 2005 was due to stronger demand for our products, increased effectiveness of our sales team and during the nine month period in 2006, a significant add-on sale to an existing customer.

Cost of Revenues

Cost of license fees consists primarily of third-party software royalties, and to a lesser extent, costs of product packaging and documentation and production. Cost of license fees as a percentage of license fees was 19% for the three months ended September 30, 2006, compared to 37% for the same period in the prior year. Cost of license fees as a percentage of license fees was 17% for the nine months ended September 30, 2006, compared to 41% for the same period in the prior year. The increase in cost of license fees in absolute dollars during the three month period ended September 30, 2006 compared to the same period in the prior year was due to the inclusion of third-party referral fees in 2006, related to the referral of a new customer in the third quarter of 2006, and the increase in license fees revenues. The decrease in cost of license fees as a percentage of license fees in the three and nine month periods in 2006 compared to the same periods in 2005 was partially due to the increase in license fees in 2006 while certain of our royalty costs remained constant, the mix of products licensed, and the replacement of certain third-party technology with a lower cost alternative. In addition, the cost of license fees also includes the royalty cost owed when customers upgrade certain software as well as year over year support. We are not able to predict when customers will choose to upgrade this software which will then cause us to expense this royalty cost. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades. We are looking at alternatives for some Original Equipment Manufacturer (“OEM”) products embedded in KANA products. If such alternatives are found viable and cost effective, they could result in lower royalty expenses in the cost of license fees in the future.

Cost of services consists primarily of salaries and related expenses for our customer support, consulting, and training services organization and allocation of facility costs and system costs incurred in providing customer support. Cost of services as a percentage of services revenue was 29% and 28% for the three and nine months ended September 30, 2006, respectively, compared to 24% and 25% for the three and nine month periods ended September 30, 2005. The increase in absolute dollars was primarily due to an increase in outsourced support expenses offset in part by lower employee related costs as we moved from internal support to an outsourced model during the first part of 2006. We are currently transitioning back to an internal support model. The higher services gross margin in 2005 is also partially due to a one-time services revenue recognized in the third quarter of 2005. As of September 30, 2006, we had 42 personnel in support and consulting compared to 26 as of September 30, 2005, a 62% increase. The increase in personnel reflected our replacement of certain consultants with employees at the end of the second and third quarters of 2006. The increase in cost of services also included $86,000 and $217,000 in non-cash stock-based compensation expense from the implementation of SFAS 123(R), for the three and nine months ended September 30, 2006, respectively. Cost of services may increase or decrease depending on the demand for these services.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets is recorded in the three and nine month periods ended September 30, 2006 related to $400,000 of identifiable intangibles purchased in connection with the Hipbone acquisition in February 2004. Acquired intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset, which is three years. We expect amortization of intangibles to be approximately $33,000 per quarter through the last quarter of 2006 with the balance fully amortized in the first quarter of 2007. Amortization may increase if we acquire another company.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, lead-generation programs, and marketing materials. Sales and marketing expenses increased $205,000 or 5% for the three months ended September 30, 2006, compared to the same period in the prior year and decreased $121,000 or 1% for the nine months ended September 30, 2006, compared to the same period in the prior year. This increase for the three month period was primarily due to increased spending for advertising and public relations partially offset by a reduction in salary and salary related expenses based on reduction of sales and marketing personnel in 2005 and lower allocated expenses. The decrease for the nine month period was primarily due to lower salary and salary related costs as we realigned the organization and lower allocated expenses, which were partially offset by increased commissions and marketing related expenses. These expenses included a $373,000 and $1.0 million increase in non-cash stock-based compensation expense from the implementation of SFAS 123(R) for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, we had 49 personnel in sales and marketing compared to 47 as of September 30, 2005, a 4% increase as we strategically add sales and marketing personnel to increase our revenues.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels.

Research and Development

Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased $55,000 or 2% for the three months ended September 30, 2006, compared to the same period in the prior year and decreased $2.8 million or 26% for the nine months ended September 30, 2006, compared to the same period in the prior year. These decreases were attributable primarily to a reduction in outsourcing expenses as well as lower employee related expenses and allocated expenses. Research and development expenses also included a $161,000 and $567,000 increase in non-cash stock-based compensation expense from the implementation of SFAS 123(R), for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, we had 32 personnel in research and development compared to 31 as of September 30, 2005, a 3% increase.

Research and development expenses including related headcount may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand.

General and Administrative

General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses increased $532,000 or 24%, for the three months ended September 30, 2006 compared to the same period in the prior year and decreased $597,000 or 7%, for the nine months ended September 30, 2006 compared to the same period in the prior year. The increase in expenses for the three month period ended September 30, 2006, was primarily due to higher auditing and legal fees based on filing two Quarterly Reports on Form 10-Q and an Annual Report on Form 10-K during the quarter and the non-cash stock compensation expense discussed below offset in part by the reversal of a state tax expense (that had been expensed in a prior period) based on a favorable tax ruling. The decrease in expenses during the nine month period ended September 30, 2006 was primarily due to the reversal of the state tax expense, and lower auditing and legal fees, which were partially offset by the non-cash stock compensation expense and the increased use of outside consultants. General and administrative expenses also included a $956,000 and $1.5 million increase in non-cash stock-based compensation expense from the implementation of SFAS 123(R) for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, we had 30 personnel in general and administrative and information technology combined compared to 31 as of September 30, 2005, a 3% reduction.

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

Restructuring Costs

Based on current information, the Company revalued the restructuring accrual and decreased the accrual by $36,000 during the three months ended March 31, 2006. This revaluation was a result of changes in the assumptions related to severance of employees in our New Hampshire facility. There was no revaluation adjustment or additional expense recorded during the three months ended September 30, 2006.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense, and changes in fair value of warrant liabilities. Interest income consists primarily of interest earned on cash and cash equivalents and was approximately $37,000 and $124,000 for the three and nine month periods ended September 30, 2006, respectively. Interest expense relates primarily to our line of credit and was approximately $18,000 and $247,000 for the three and nine month periods ended September 30, 2006, respectively. Interest expense was approximately $199,000 and $131,000 lower in the three and nine months ended September 30, 2006, respectively, compared to the similar periods in the prior year based on lower debt balances during 2006. Interest and other income (expense), net also consists of changes in the fair value of warrant liabilities of approximately $774,000 for the nine month period ended September 30, 2006. Interest and other income (expense), net also consists of changes in the fair value of warrant liabilities of approximately $66,000 for the three and nine month periods ended September 30, 2005. There was no change in the fair value of the warrant liability during the three month period ended September 30, 2006.

Registration Rights Penalty

In May 2006, the Company amended the Registration Agreement related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to certain investors (the “Investors”) to September 30, 2006 from January 27, 2006, in exchange for the issuance of 593,854 shares of common stock to the Investors. The shares were valued at approximately $1.0 million based on the fair market value of the Company’s stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the second quarter of 2006.

The September 30, 2006 registration deadline was not met and an additional 59,383 shares of common stock was issued to the Investors. The shares were valued at approximately $166,000 based on the fair market value of the Company’s common stock on

September 30, 2006 less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the third quarter of 2006. On November 9, 2006, the Company completed the registration of the shares of common stock, and shares of common stock underlying the warrants, issued to the Investors.

Provision for Income Taxes

We have incurred operating losses on a consolidated basis for all periods from inception through September 30, 2006, except that we had an operating profit in the three month period ended June 30, 2006. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently likely. In the three and nine months ended September 30, 2006, certain consolidated foreign entities were profitable based upon application of our inter-company transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $53,000 and $129,000 in those foreign jurisdictions for the three and nine months ended September 30, 2006, respectively.

Liquidity and Capital Resources

As of September 30, 2006, we had $4.6 million in cash and cash equivalents, compared to $6.2 million in cash and cash equivalents at December 31, 2005. As of September 30, 2006, we had negative working capital of $13.3 million, compared to negative working capital of $18.4 million as of December 31, 2005. As of September 30, 2006, $15.6 million of our current liabilities consist of deferred revenue (primarily reflecting payments received for future maintenance services to be provided to our customers).

History and Recent Trends

We have had negative cash flows from operations in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The rate of cash we have used in operations is $12.7 million in 2003, $13.1 million in 2004, $16.3 million in 2005, and $93,000 in the first nine months of 2006. In 2003 and 2004, we implemented successive net workforce reductions of approximately 154 and 30 employees, respectively. During 2005, we had a net reduction of 56 employees. Staffing is expected to change from time to time based upon the balancing of roles between employees and outsourced staffing. During the three months ended September 30, 2006, we had positive cash flow from operations of $2.6 million and during the nine months ended September 30, 2006 we had a negative cash flow from operations of only $93,000, which reflect, among other things, the benefit of our continuing emphasis on cost management offset by continued cash outflow for rent on excess facilities. Our cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter, and we cannot be certain that we will meet our revenue expectations in any given period.

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

Operating Cash Flow

We had negative cash flow from operating activities of $93,000 for the first nine months of 2006, which included a $2.0 million net loss, a $1.4 million increase in accounts receivable, a $4.0 million decrease in accounts payable and accrued liabilities, a $1.5 million decrease in accrued restructuring, partially offset by non-cash charges of $3.8 million for stock compensation expense, a $774,000 change in the fair value of warrant liability, a $1.2 million charge for a registration rights penalty, $1.2 million of depreciation and a $1.5 million increase in deferred revenue.

Investing Cash Flow

Our investing activities used $627,000 of cash for the first nine months of 2006, which consisted of the purchase of property and equipment.

Financing Cash Flow

Our financing activities used $395,000 of cash for the first nine months of 2006, and consisted primarily of the repayment of borrowings under our bank line of credit of $7.4 million partially offset by a decrease in the related restricted cash of $5.9 million and $659,000 in proceeds from the issuance of common stock.

Existence and Timing of Contractual Obligations

On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan facility, originally in a maximum amount of $7.0 million (the ”Loan Facility”).

This Loan Facility is made up of two parts: (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million, of which $2.0 million is available for stand-by letters of credit, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expires November 29, 2006 at which time the entire outstanding balance under the line of credit will be due. Interest on the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement, as an additional part of the Loan Facility, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall Loan Facility was increased to $7.5 million. On March 30, 2006, the Company modified the Business Financing Agreement with Bridge to increase the additional advances for accounts receivable to $2.0 million and the overall Loan Facility to $8.0 million. On September 30, 2006, the Company had no borrowings drawn against the Loan Facility.

Future payments due under our lease obligations and contractual commitments related to other agreements as of September 30, 2006 were as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Non-cancelable operating lease obligation (1)	$14,896	$5,020	$6,920	$2,956	$—
Less: Sublease income (2)	(5,266)	(1,684)	(2,371)	(1,211)	—
Other contractual obligations (3)	4,400	3,688	712	—	—

Total	$14,030	$7,024	$5,261	$1,745	$—

(1)	Includes leases for properties included in the restructuring liability.
(2)	Includes only subleases that are under contract as of September 30, 2006, and excludes future estimated sublease income for agreements not yet signed.
(3)	Represents minimum payments to four vendors for future royalty fees, minimum payments to one vendor for software services, minimum payments to one outsourcing company, minimum payments on a note payable, minimum payments to seven vendors for purchase obligations, and minimum payments for severance obligations.

Outlook

Based on our current 2006 revenue expectations, management believes that, based on its current plans, our existing cash and cash equivalents will be sufficient to meet the Company’s working capital and capital expenditure requirements through September 30, 2007. However, if we do not experience an increase in demand for our products from the level experienced in 2005 and in the first nine months of 2006, we will need to further reduce costs or raise additional funds through private or public sales of securities, strategic relationships, bank debt, lease financing arrangements, or other available means. If additional funds are raised through the issuance of equity or equity-related securities, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If adequate funds are not available or are not available on acceptable terms to meet our business needs, our business may be harmed. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $4.6 million at September 30, 2006. It is possible that our cash position could decrease over the next few quarters and some customers will be increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition with our products from systems designed in-house and by our competitors. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for eCRM platforms are larger, more established companies such as Oracle, which recently acquired Siebel Systems. The rate at which competitors are consolidating is increasing. We also face competition from Chordiant Software, ATG, Amdocs, Knova, Talisma, eGain, RightNow, Instranet, and Pegasystems with respect to specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise. As we have combined and enhanced our product lines to offer a more comprehensive software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of September 30, 2006, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that we may continue to experience losses, even if sales of our products and services grow.

The report of our independent registered public accounting firm on our audited financial statements for the period ended December 31, 2005 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements as of December 31, 2005 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued its report dated June 15, 2006 in connection with the audit of our financial statements as of December 31, 2005, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, net capital deficiency, negative cash flow from operations and accumulated deficit. If we are not able to continue as a going concern, it is likely our holders of common stock and the Investors will lose all of their investment. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

A significant percentage of our revenues depend on leads generated by systems integrators, or “SIs”, and their recommendations of our products. If SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue increasing our leverage of SIs as indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will remain high. Our reliance on third parties for these functions has reduced our control over such activities and reduced our ability to perform such functions internally. If we come to rely primarily on a single SI that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to provide implementation services related to our products, we may not be able to internally generate sufficient revenue or increase the revenues generated by our other SI relationships to offset the resulting lost revenues. Furthermore, SIs typically suggest our solution in combination with other products and services, some of which may compete with our solution. SIs are not required to promote any fixed quantities of our products, are not bound to promote our products exclusively, and may act as indirect sales channels for our competitors. If these companies choose not to promote our products or if they develop, market, or recommend software applications that compete with our products, our business will be harmed.

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

We have reduced our employee headcount over the last two years from a total of 211 as of December 31, 2003 to 181 as of December 31, 2004 to 125 as of December 31, 2005 and an increase to 153 as of September 30, 2006. The majority of this reduction was the result of our decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners in early 2003, a strategy we have since reversed through our “back-shoring” process. We reduced the size of our research and development department from 88 employees as of December 31, 2003 to 34 employees as of December 31, 2004, to 30 employees as of December 31, 2005 and to 32 as of September 30, 2006. In addition, we reduced the level of our expenditures on outsourced development in 2005, and in December 2005, we consolidated a significant portion of our research and development operations into one location in Menlo Park, California to optimize our research and development processes and decrease overall operating expenses. As a result, we terminated the employment of 15 employees based in New Hampshire. The reductions in our research and development headcount and the reductions in our outsourced development capacity may limit our ability to release products within expected timeframes. For example, many of the employees who were terminated in headcount reductions possessed specific knowledge or expertise that may prove to have been important to our operation. As a result of these staff reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Our termination of two outsourcing arrangements in early 2005 may further reduce our ability to respond to development challenges and to introduce new products in expected timeframes.

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

In the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our former independent registered public accounting firm identified and reported material weaknesses in our internal control over financial reporting. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our audited consolidated financial statements. Soon thereafter, our then Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures and found that they were not effective. First, we had weaknesses in our general accounting processes related to insufficient documentation and analyses to support our consolidated financial statements, failure to properly evaluate estimates of royalties due and insufficient staffing in the accounting and reporting function, which was exacerbated by changes in management and accounting personnel and insufficient training of our accounting department. Second, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, these required adjustments to our consolidated financial statements for the year ended December 31, 2004. Furthermore, during the first quarter of 2005, our Audit Committee completed an examination of certain of our internal controls relating to travel and entertainment expenses and determined that we had made erroneous expense reimbursements to our then Chief Executive Officer and certain other executive officers, primarily as a result of inconsistent travel and entertainment policies, inadequate review of expense reimbursement requests and carelessness.

The material weaknesses in our internal control over financial reporting delayed the Company’s completion of its consolidated financial statements for the years ended December 31, 2004 and 2005, as well as its financial statements for each of the quarters in 2005 and the first quarter of 2006, which prevented the Company from timely filing its Form 10-K for the years ended December 31, 2004 and 2005 and its quarterly filings on Form 10-Q in 2005 and the first quarter of 2006. In particular, as a result of the lack of sufficient documentation and existing analysis to support the consolidated financial statements, significant analysis was required to support our financial statements, and the delay involved by the need for this analysis was exacerbated by insufficient staffing in the Company’s accounting and reporting function. This delay also impacted and continued to affect the Company’s ability to timely file its periodic reports throughout 2005 and up to the first quarter of 2006, as the Company was not able to commence preparation of these reports until it had completed and filed the Form 10-K for the year ended December 31, 2004, as it had not completed the remediation of these material weaknesses. The Company is in the process of remediating these material weaknesses, and until such remediation has been completed and tested, these material weaknesses could continue to cause delays in the filing of periodic reports with the SEC.

Our management has determined that these deficiencies mentioned above constitute material weaknesses as of December 31, 2004 and that, with the exception of the material weakness relating to travel and entertainment expenses, they continued to exist during 2005 and through the third quarter of 2006. As a result, we are unable to conclude that our disclosure controls and procedures are effective as of September 30, 2006. We believe that these deficiencies mentioned above did not have a material impact on our financial statements included in this quarterly report due to the fact that we performed substantial analyses on the September 30, 2006 and prior period consolidated financial statements balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management and reconstructing certain account balances. However, these deficiencies mentioned above and our delay in timely completing our consolidated financial statements and thus, the filing of our periodic reports, increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or GAAP, and increase the risk of error in our general accounting processes and financial statements.

Our management, with the oversight of our Audit Committee, is working to address the remaining control deficiencies and is committed to effective remediation of all these deficiencies as expeditiously as possible. Some new processes and controls have already been approved and are being implemented. We plan to develop and implement further improvements and additional controls. In addition, our management believes that it has remediated the material weakness relating to travel and entertainment expense reimbursement by the end of the first quarter of 2005. Our other weaknesses will not be considered remediated until new internal controls are developed and implemented throughout the Company, are operational for a period of time and are tested, and our management concludes that these controls are operating effectively.

Our remediation measures may not be successful in correcting the material weakness reported by our former and current independent registered public accounting firms. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. In addition, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. Any failure to remediate the material weaknesses described above or to implement and maintain effective internal controls could harm our operating results, delay our completion of our financial statements and our independent registered public accounting firm’s audit or review of our financial statements which could cause us to fail to timely meet our periodic reporting obligations with the SEC or result in material misstatements in our financial statements which could also cause us to fail to timely meet our periodic reporting obligations with the SEC. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Our common stock was delisted from The NASDAQ National Market.

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

Since becoming a publicly traded security listed on The NASDAQ National Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.65 per share. On October 17, 2005, our common stock was delisted from The NASDAQ National Market due to the failure to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Since October 17, 2005, our common stock has been traded on the “Pink Sheets.” The last reported sale price of our shares on October 31, 2006 was $3.44 per share.

We have experienced transitions in our management team, our board of directors, and our independent registered public accounting firm in the past and may continue to do so in the future.

We have experienced a number of transitions with respect to our board of directors, executive officers, and our independent registered public accounting firm in recent quarters, including the following:

•	In September 2006, Jay A. Jones was appointed to the position of Chief Administrative Officer.

•	In June 2006, Deloitte & Touche LLP, our independent registered public accounting firm, formally resigned.

•	In June 2006, Brian Kelly resigned from his position as President, Connectify.

•	In February 2006, we appointed Burr, Pilger & Mayer LLP as our new independent registered public accounting firm.

•	In February 2006, Alan Hubbard resigned from his position as Executive Vice President of Products and Technology.

•	In January 2006, Deloitte & Touche LLP notified us that they would resign as our independent registered public accounting firm upon completion of their review of our unaudited financial statements for the quarter and six months ended June 30, 2005.

•	In December 2005, William Clifford was elected to our Board of Directors.

•	In November 2005, Chuck Bay retired as a member of our Board of Directors.

•	In October 2005, John F. Nemelka was elected as a member of our Board of Directors.

•	In September 2005, Tim Angst resigned from his position as Executive Vice President of Worldwide Operations.

•	In August 2005, Michael S. Fields accepted the position of Chief Executive Officer while retaining his role as Chairman of the Board of Directors.

•	In August 2005, Mr. Bay resigned from his position as Chief Executive Officer.

•	In July 2005, Mr. Bay began a leave of absence from his position as Chief Executive Officer, and Mr. Fields was appointed acting President and Chairman of our Board of Directors.

•	In May 2005, Michael J. Shannahan and Mr. Fields were elected as members of our Board of Directors.

•	In April 2005, two of our independent outside directors, Mark Bertelson and Thomas Galvin, resigned as members of our Board of Directors and Board committees.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 44% and 31% of our total revenues for the three and nine months ended September 30, 2006, respectively, compared to 31% and 30% of our total revenues for the three and nine months ended September 30, 2005 and 30% of total revenues for the entire 2005 year. We have established offices in the United States, Europe, Japan, and Hong Kong. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, international operations can lead to greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal fluctuations in business activity, and increases in our tax rates. Any growth in our international operations would compound these difficulties. Furthermore, products must be localized, or customized to meet the needs of local users, before they can be sold in particular foreign countries. Developing localized versions of our products for foreign markets is difficult and can take longer than expected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop products in the United States and sell these products in North America, Europe, Asia, and Australia. In the year ended December 31, 2005 and the three and nine month periods ended September 30, 2006, revenues from customers outside of the United States approximated 30%, 44% and 31% of total revenues, respectively. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2006, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations.

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

During the remainder of 2006, we will be testing the effectiveness of our internal control processes that we implemented in the first six months of 2006 and remediating any remaining deficiencies as necessary so that by December 31, 2006, we may be able to conclude that those changes to our internal controls are completed and operating as intended, and so that we will be able to evaluate the resulting effectiveness of our internal controls as of that time.

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

Our management has determined that the deficiencies mentioned above constitute material weaknesses as of December 31, 2004 which continued to exist during 2005 and through the third quarter of 2006. As a result, we concluded that our internal controls over financial reporting were not effective as of September 30, 2006. We believe that these deficiencies mentioned above did not have a material impact on our unaudited condensed consolidated financial statements included in this report due to the fact that we performed substantial analysis on the September 30, 2006 and prior period consolidated financial statement balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management, and reconstructing certain account balances. However, these deficiencies mentioned above and our delay in timely completing our consolidated financial statements and thus, the timely filing of our periodic reports, increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or GAAP, and increase the risk of error in our general accounting processes and financial statements.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC and Wit Soundview Capital Corp., the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the U. S. District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s common stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by the Company’s insurers, we do not believe that the settlement will have any effect on our financial condition, results of operation or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and will defend the action vigorously.

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

On July 11, 2006, the Company was served with notice of a claim in the District Court of Denver County, Colorado, by Christopher Garcia, a stock investor, alleging that certain conduct of the Company’s underwriters and the Company during the Company’s initial public offering in September 1999 caused extreme inflation in the Company’s stock price and caused his losses when he invested in the Company in 2002. On October 18, 2006, the court issued an order dismissing this matter with prejudice.

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

ITEM 1A. RISK FACTORS.

Information regarding the Company’s risk factors appears in “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than the material changes set forth below:

•	We have added a risk factor entitled “The report of our independent registered public accounting firm in our audited financial statements for the period ended December 31, 2005 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.” This risk factor is provided in Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

•	We have amended the risk factor entitled “Our independent registered public accounting firm has identified material weaknesses in our internal controls that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.” This amended risk factor is provided in Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2006, the Company issued to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund Ltd. (collectively, the “Investors”) an aggregate of 59,383 shares of common stock since the Company was unable to meet its September 30, 2006 deadline to register the shares of common stock and underlying shares of common stock of the warrants issued to the Investors pursuant to the June and September 2005 private placement transactions with the Investors. The Company relied on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The issuance of these shares was recorded as a non-operating expense during the Company’s third quarter of 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.					X

10.02	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.					X

10.03	Offer Letter to Jay A. Jones, dated as of August 14, 2006.					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2006	Kana Software, Inc.

/s/ Michael S. Fields
Michael S. Fields Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ John M. Thompson
John M. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date
10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.					X

10.02	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.					X

10.03	Offer Letter to Jay A. Jones, dated as of August 14, 2006.					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.