Form 10-K
period 2006-12-31
KANA SOFTWARE INC
filed 2007-04-02
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $63,857,628 based upon the closing sales price of the Registrant’s Common Stock as reported on the NASDAQ National Market of $1.85.

At February 28, 2007 the Registrant had outstanding approximately 35,998,725 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

Kana Software, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2006

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

Overview

Kana Software, Inc. (the “Company” or “KANA”) offers an innovative approach to customer service with cost-effective solutions that enhance the quality of customer interactions. Built on open standards for a high degree of adaptability and integration, KANA solutions intelligently automate the processes needed to successfully serve our clients’ customers, so that our clients can deliver higher value service at lower cost. KANA provides an integrated solution which enables organizations to deliver consistent, managed service across all channels, including email, chat, call centers, and Web self-service, ensuring a consistent service experience across communication channels. We are headquartered in Menlo Park, California, with offices in Japan, Hong Kong and throughout the United States and Europe.

We were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. References in this Annual Report on Form 10-K to “we,” “our” and “us” collectively refer to KANA, our predecessor and our subsidiaries and its predecessors. Our principal executive offices are located at 181 Constitution Drive, Menlo Park, California 94025 and our telephone number is (650) 614-8300. Our Internet website is located at http://www.kana.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). All such filings are also available at the SEC Public Reference Room at 100F Street, NE, Washington, DC 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-(800)-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC which can be found at http://www.sec.gov.

Our Strategy

Deliver world-class products that focus on improving customer satisfaction, increasing corporate revenue and reducing the cost to provide service. We believe that a significant percentage of an enterprise’s cost of providing service to its customers resides in resolving individual customer questions and problems, or cases. These cases must be received, routed, tracked and resolved by customer service agents. While many enterprises possess technology capable of routing and tracking cases, the actual resolution of customer issues is largely unautomated, and therefore is particularly costly. Our product portfolio addresses this largely underserved customer service resolution market. Our knowledge-powered customer service solutions focus on automating the service resolution process across multiple channels. The majority of our license revenues are for applications that are used by our customers’ agents (Assisted Service), or directly by their customers (Web Self-Service), empowering them with knowledge and information to resolve their issues.

Partner with the world’s leading system integrators. Our strategy is to focus our efforts on the sale of software and support and to enter into strategic relationships with leading systems integrators in order to provide our customers with a wide range of implementation, systems integration and consulting services. Our professional services organization augments the systems integrator partners’ resources with subject matter expertise on our applications. Our customers can benefit from the integrators’ deep KANA expertise of our products, as well as their outstanding industry knowledge and proven integration success. In addition, these integrators employ larger sales forces than we do, and we generally coordinate our sales efforts with them.

Deliver industry-specific applications. Some industries, such as banking, telecommunications and healthcare, have exceptionally high volumes of customer interactions, and providing consistent and accurate feedback to customers of companies in these industries has become increasingly difficult as the products and offerings of such companies have become increasingly complicated. We continue to expand our portfolio of applications to address the unique needs of our customers through a series of industry starter kits.

Products

KANA provides a suite of customer service software. Around the world, KANA’s multi-channel customer service solutions are helping Global 2000 companies provide more intelligent, effective interactions with customers, helping them build loyal and lasting customer relationships while reducing costs in the contact center.

KANA’s suite of multi-channel solutions is built on open standards for a high degree of adaptability and flexibility. KANA solutions provide a critical link between contact centers and marketing departments, allowing organizations to have effective, efficient interactions with customers across points of contact (including web, telephone and e-mail) and throughout the enterprise. KANA employs robust reporting tools across its entire product family to allow companies to continually analyze and improve their customer and partner relationships. These features enable Global 2000 companies and other enterprises to reduce the cost of information access for their employees, customers and partners while creating profitable customer relationships.

Our customers can deploy KANA’s multi-channel solutions as a complete suite or as separate applications. Our solutions include the following products:

•

KANA IQ—Bringing together a self-service application for customers along with an assisted-service solution for contact center agents, KANA IQ is a sophisticated knowledge base that enables customers and agents alike to quickly and accurately locate the information they need.

•

KANA Response—KANA Response is a high-performance email management system that enables agent-assisted service with fast, high-volume, intelligent, automated e-mail, Web and instant messaging request management.

•

KANA ResponseIQ—KANA ResponseIQ is a tightly-integrated combination of KANA IQ and KANA Response that enables companies to better manage e-mail responses to customer inquiries by accessing a common knowledge base that routes requests through appropriate communications channels. ResponseIQ either automatically responds to customers’ requests with answers to their questions or, when an automatic answer is unavailable or the customer indicates that the automatic answer is not sufficient, forwards requests to the most qualified agents based on the rules set by the organization.

•

KANA Contact Center—KANA Contact Center is a multi-channel customer service application for contact centers that provides request management, solution publishing, self-service capabilities, and extranet workflow.

•	KANA Connect—KANA Connect automates the preparation and delivery of permission-based, proactive messages throughout the customer lifecycle.

Our applications are designed to easily integrate with other enterprise software and legacy systems. They can be installed on systems running Solaris, AIX, Linux or Windows operating systems, and provide customers with capabilities for personalization, customer profile management, inquiry management, universal business rules, knowledge management, and extranet workflow. They can be linked with customers’ legacy systems allowing customers to design their systems to preserve previous investments. Our service orientated architecture uses data modeling to make data located in external systems available in our application without requiring the data to be moved or replicated. KANA’s applications are built on a single web-architected platform, which we refer to as KANA’s Enterprise Application Framework. This service-oriented framework provides KANA’s customers with full access to our applications using a standard web browser and without requiring them to install additional software on their individual computers. We also offer our applications on a hosted basis, through our OnDemand service offering, for a subscription fee. The OnDemand service offering delivers enterprise-class security, reliability and performance needed for high-volume customer service operations, as well as a “Software as a Service” solution.

Alliances

We enter into strategic relationships with leading systems integrators that have developed significant expertise with our web-architected applications and are able to provide customers with a wide range of consulting, implementation and systems integration services. Our systems integrator partners are involved in most customer engagements and, in 2001, we significantly reduced the size of our professional services team and narrowed the scope of our professional services program in part to ensure that we did not compete with these key partners for professional services engagements. In addition, many of these systems integrators act as resellers for our products, and we rely on them for assistance in driving our sales efforts. We believe that support for our products by these systems integrators is increasingly important in influencing new customers’ decisions to license our products. Our systems integrator partners include Accenture, BearingPoint, and International Business Machines (“IBM”) Business Consulting Services. These integrators have been integral to KANA’s success in selling its products to large-organizations such as Advanced Micro Devices, Blue Cross and Blue Shield of Minnesota, Dell Computer Corp., eBay, Highmark, O2, Sony Electronics, Inc., Sprint, Wachovia and Yahoo!

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

Sales

Our sales strategy is to focus on Global 2000 companies through a combination of strategic alliances and our direct sales force. We maintain direct sales personnel across the United States and internationally throughout Europe, Asia-Pacific and Canada. In 2006, we added an Inside Sales Organization that is focused on the small, medium business (SMB) marketplace.

Customers

Our customers range from Global 2000 companies to growing companies pursuing an e-business strategy. The following is a list of customers that we believe are representative of our overall customer base:

Financial Services	Communications
Ameritrade	AT&T
Axa	BellCanada
Bank of America	BellSouth
Bank Leumi	CarPhone Warehouse
Capital One	Cingular Wireless
Citizens Bank	Comcast
Citigroup	Eircom
Create Services (Lloyds TSB)	Hutchison 3G
JP Morgan Chase	O2
PricewaterhouseCoopers	SBC
Sumitomo Mitsui Card Company	Sprint
TD Waterhouse	Telstra
Wachovia	TRACFone Wireless, Inc.
Washington Mutual	Verizon Communications
Verizon Wireless
Wanadoo Nerderland B.V.

Health Care	Government/Education
Allergan	Open University
Blue Cross Blue Shield Minnesota	State of California
Cigna	State of Ohio
Highmark	Her Majesty Revenues & Customs (HMRC)
Kaiser Permanente

High Technology	Transportation/Hospitality
Amadeus	America West Airlines
BEA Systems	Best Western International
Combots	British Airways
Dell Computer Corp.	Delta Airlines
Earthlink	Disney
eBay	Jet Blue Airways
CAP GEMINI	KLM
Hewlett-Packard	Northwest Airlines
IBM	Priceline.com
Linkedin	Travelocity
Malam Information Technologies
NEC
Palm
Siemens
Texas Instruments
Yahoo!

Manufacturing/Consumer Goods	Retail
ADC	1-800 Flowers
Canon	Avon.com
Creative Labs	Barnes & Noble.com
Daimler-Chrysler	eBay
Nissan	Hermès
Polycom	Home Depot
Sony Electronics, Inc.	Staples.com
Taylor Made	Target
Xerox	The Gap
Williams-Sonoma

No customer accounted for 10% or more of our total revenues in 2006. One customer, IBM, who resells our software to its customers, accounted for 11% of our total revenues in both 2005 and 2004. A substantial portion of our license and service revenues in any given quarter has been, and we expect will continue to be, generated from a limited number of customers. Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, we consider ourselves to be in a single industry segment: specifically the licensing and support of our software applications. Revenue classification is based upon customer location. See Note 12 to the Consolidated Financial Statements in Item 8 for geographic information on revenue for the years ended December 31, 2006, 2005, and 2004 and our long-lived assets (Property and Equipment, net, and Other Assets), at December 31, 2006 and 2005.

Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development. In the first quarter of 2003, we began implementing an outsourcing strategy, which involves subcontracting a significant portion of our software programming, quality assurance and technical documentation activities to HCL, Accenture, IBM and BearingPoint with staffing in India and China. A substantial amount of outsourcing resources was devoted to developing a new version of our solutions on a J2EE architecture, which was released in December 2004. We began to significantly reduce the scope of our outsourced development activities in early 2005 to better align our costs with our revenues and in 2006 we began to move all development back on-shore to our offices in Menlo Park, California and Manchester, New Hampshire. This reduces our cost and dependency on outside firms.

Our success significantly depends on our ability to enhance our existing customer service solutions and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of our existing and prospective customers. The challenges of developing new products and enhancements require us to commit a substantial amount of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead existing and potential customers to choose a competitor’s products.

Our research and development expenses were $10.8 million, $13.2 million, and $19.6 million in 2006, 2005, and 2004 respectively.

Competition

The market for our products and services is intensely competitive, evolving and subject to rapid technological change. We currently face competition for our products from software designed by our customers’ in-house development teams and by third parties. We expect that these competing software applications will continue to be a major source of competition for the foreseeable future. Our primary competitors for customer relationship management software platforms are larger, more established companies such as Oracle. We also face competition from Chordiant Software, ATG, Amdocs, Knova (a subsidiary of Consona Corporation), Talisma, eGain, RightNow, Instranet and Pegasystems with respect to several specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, especially knowledge-powered products.

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

Intellectual Property

We rely upon a combination of patent, copyright, trade secret and trademark laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have six issued U.S. patents, four of which expire in 2018 and two of which expire in 2020, and a number of U.S. patent applications pending. Our pending applications, if allowed, in conjunction with our issued patents, would cover a significant portion of the technology underlying our products and services. We have also filed international patent applications corresponding to some of our U.S. applications. In addition, we have several trademarks that are registered or pending registration in the U.S. and abroad. Although we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position.

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

Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe. Any of these third parties might make a claim of infringement against us. See Item 1A “Risk Factors”—”We may become involved in litigation over proprietary rights, which could be costly and time consuming.”

Backlog

As of December 31, 2006 and 2005 we had $18.7 million and $17.9 million, respectively, in backlog, which relates to firm orders, with $523,000 and $516,000, respectively, not expected to be recognized within one year due to the timing of obligations in the underlying agreement. The substantial majority of these firm orders relates to annual support contracts, and was invoiced and recorded as deferred revenue as of December 31, 2006 and 2005.

Employees

As of December 31, 2006, we had 181 full-time employees, compared to 125 full-time employees as of December 31, 2005. Of the 181 employees at December 31, 2006, 48 were in our services and support group, 65 were in sales and marketing, 37 were in research and development, and 31 were in finance, legal, information technology (“IT”) and administration.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses every year. As of December 31, 2006, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our stockholders’ deficit at December 31, 2006 was $3.1 million. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that, even if sales of our products and services grow, we may continue to experience losses, which may cause the price of our stock to decline.

The relatively large size of many of our expected license transactions could contribute to our failure to meet expected sales in any given quarter and could materially harm our operating results.

Our revenues and results of operations may fluctuate as a result of a variety of factors. Our revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions is generally large relative to our total revenue in any quarter, particularly as we have focused on larger enterprise customers, on licensing our more comprehensive integrated products, and have involved system integrators in our sales process. If sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. Fluctuations in our results of operations may be due to a number of additional factors, including, but not limited to, our ability to retain and increase our customer base, changes in our pricing policies or those of our competitors, the timing and success of new product introductions by us or our competitors, the sales cycle for our products, our fixed expenses, the purchasing and budgeting cycles of our clients, and general economic, industry and marketing conditions.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $5.7 million at December 31, 2006. It is possible that our cash position could decrease over the next few quarters and some customers will be increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

Our business model generally depends on the sale of our products to new customers as well as on expanded use of our products within our customers’ organizations. If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These customers may not purchase additional licenses to expand their use of our products. If these customers do not successfully develop and deploy initial applications based on our products, they may choose not to purchase deployment licenses or additional development licenses. In addition, as we introduce new versions of our products, new product lines or new product features, our current customers might not require the additional functionality we offer and might not ultimately license these products. Furthermore, because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future services revenue. Also, if customers elect not to renew their support agreements, our services revenue could decline significantly. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenues would decline. Additionally, a substantial percentage of our sales come from repeat customers. If a significant existing customer or a group of existing customers decide not to repeat business with us, our revenues would decline and our business would be harmed.

We face substantial competition and may not be able to compete effectively.

The market for our products and services is intensely competitive, evolving, and subject to rapid technological change. From time to time, our competitors reduce the prices of their products and services (substantially in certain cases) in order to obtain new customers. Competitive pressures could make it difficult for us to acquire and retain customers and could require us to reduce the price of our products. Any such changes would likely reduce margins and could adversely affect operating results.

Our customers’ requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. If our international development partners do not adequately perform the software programming, quality assurance, and technical documentation activities we outsourced, we may not be able to respond to such changes as quickly or effectively. Changes in our products may also make it more difficult for our sales force to sell effectively. In addition, changes in customers’ demand for the specific products, product features, and services of other companies’ may result in our products becoming uncompetitive. We expect the intensity of competition to increase in the future. Furthermore, we could lose market share if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition with our products from systems designed in-house and by our competitors. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for electronic CRM platforms are larger, more established companies such as Oracle, which recently acquired Siebel Systems. The rate at which competitors are consolidating is increasing. We also face competition from Chordiant Software, ATG, Amdocs, Knova (a subsidiary of Consona Corporation), Talisma, eGain, RightNow, Instranet, and Pegasystems with respect to specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise. As we have combined and enhanced our product lines to offer a more comprehensive software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, significantly greater name recognition and a larger installed base of customers than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or client requirements or devote greater resources to the promotion and sale of their products and services than we can. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. We may lose potential customers to competitors for various reasons, including the ability or willingness of competitors to offer lower prices and other incentives that we cannot match. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of recent industry consolidations, as well as anticipated future consolidations.

We rely on marketing, technology, and distribution relationships for the sale, installation, and support of our products that may generally be terminated at any time, and if our current and future relationships are not successful, our growth might be limited.

We rely on marketing and technology relationships with a variety of companies, including systems integrators, or “SIs” and consulting firms that, among other things, generate leads for the sale of our products and provide our customers with implementation and ongoing support. If we cannot maintain successful marketing and technology relationships or if we fail to enter into additional such relationships, we could have difficulty expanding the sales of our products and our growth might be limited.

A significant percentage of our revenues depend on leads generated by SIs and their recommendations of our products. If SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue increasing our leverage of SIs as indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will remain high. Our reliance on third parties for these functions has reduced our control over such activities and reduced our ability to perform such functions internally. If we come to rely primarily on a single SI that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to provide implementation services related to our products, we may not be able to internally generate sufficient revenue or increase the revenues generated by our other SI relationships to offset the resulting lost revenues. Furthermore, SIs typically suggest our solution in combination with other products and services, some of which may compete with our solution. SIs are not required to promote any fixed quantities of our products, are not bound to promote our products exclusively, and may act as indirect sales channels for our competitors. If these companies choose not to promote our products or if they develop, market, or recommend software applications that compete with our products, our business will be harmed.

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

Because certain customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

One customer, IBM who resells our software to its customers, accounted for 9%, 11% and 11% of our revenue in 2006, 2005 and 2004 respectively. Given that we derive a significant portion of our license and service revenues from IBM, the loss of this customer could cause a decrease in revenues and operating results. Furthermore, if we lose major customers, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, and our failure to obtain new significant customers or additional orders from existing customers could materially affect our operating results.

We may not receive significant revenues from our current research and development efforts for several years, if at all.

Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. We have and expect to continue making significant investments in software research and development and related product opportunities. Enhancing our products and pursuing new product developments require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Changes in our workforce may adversely affect our ability to release products and product updates in a timely manner.

We reduced our employee headcount in 2005 from a total of 181 as of December 31, 2004 to 125 as of December 31, 2005 and then increased to 181 as of December 31, 2006. The majority of the 2005 reduction was the result of our decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners in early 2003, a strategy we have since reversed through our “back-shoring” process. We reduced the size of our research and development department from 34 employees as of December 31, 2004, to 30 employees as of December 31, 2005 and then increased to 37 as of December 31, 2006. In addition, we reduced the level of our expenditures on outsourced development in 2005, and, in December 2005, we consolidated a significant portion of our research and development operations into one location in Menlo Park, California to optimize our research and development processes and decrease overall operating expenses. As a result, we terminated the employment of 15 employees based in our New Hampshire office. The changes in our research and development headcount and the reductions in our outsourced development capacity may limit our ability to release products within expected timeframes. For example, many of the employees who were terminated in headcount reductions possessed specific knowledge or expertise that may prove to have been important to our operation, and which was not replaced in our more recent headcount increases. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Our termination of two outsourcing arrangements in early 2005 may further reduce our ability to respond to development challenges and to introduce new products in expected timeframes.

We may be unable to hire and retain the skilled personnel necessary to develop and grow our business.

We rely on the continued service of our senior management and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Given the concern over our long-term financial strength, we may not be successful in recruiting new personnel and retaining and motivating existing personnel, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. Because our stock price declined drastically in recent years, and has not experienced any sustained recovery from the decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide customer service and execute our strategy would be negatively affected.

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

Our success depends upon our ability to develop new products and enhance our existing products on a timely basis.

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

Furthermore, delays in bringing new products or enhancements to market can result, for example, from potential difficulties with managing outsourced research and development or from loss of institutional knowledge through reductions in force, or the existence of defects in new products or their enhancements.

Failure to license necessary third-party software incorporated in our products could cause delays or reductions in our sales.

We license third-party software that we incorporate into our products. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology would be difficult to replace. The loss of any of these licenses could result in delays or reductions of our applications until we identify, license and integrate, or develop equivalent software. If we are required to enter into license agreements with third parties for replacement technology, we could face higher royalty payments and our products may lose certain attributes or features. In the future, we might need to license other software to enhance our products and meet evolving customer needs. If we are unable to do this, we could experience reduced demand for our products.

Defects in third-party products associated with our products could impair our products’ functionality and injure our reputation.

The effective implementation of our products depends upon the successful operation of third-party products in conjunction with our products. Any undetected defects in these third-party products could prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation.

Our independent registered public accounting firm has identified material weaknesses in our internal controls that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

In the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our former independent registered public accounting firm identified and reported material weaknesses in our internal control over financial reporting. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our audited consolidated financial statements. Soon thereafter, our former Chief Executive Officer and current Chief Financial Officer performed an evaluation of our disclosure controls and procedures and found that they were not effective. First, we had weaknesses in our general accounting processes related to insufficient documentation and analyses to support our consolidated financial statements, failure to properly evaluate estimates of royalties due and insufficient staffing in the accounting and reporting function, which was exacerbated by changes in management and accounting personnel and insufficient training of our accounting department. Second, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, these required adjustments to our consolidated financial statements for the year ended December 31, 2004. Furthermore, during the first quarter of 2005, our Audit Committee completed an examination of certain of our internal controls relating to travel and entertainment expenses and determined that we had made erroneous expense reimbursements to our former Chief Executive Officer and certain other executive officers, primarily as a result of inconsistent travel and entertainment policies, inadequate review of expense reimbursement requests and carelessness.

The material weaknesses in our internal control over financial reporting delayed the completion of our consolidated financial statements for the years ended December 31, 2004 and 2005, as well as our financial statements for each of the quarters in 2005 and the first quarter of 2006, which prevented us from timely filing our Form 10-K for the each of the years ended December 31, 2004 and 2005 and our quarterly filings on Form 10-Q for all the quarters in 2005 and the first quarter of 2006. In particular, as a result of the lack of sufficient documentation and existing analysis to support the consolidated financial statements, significant analysis was required to support our consolidated financial statements, and the delay involved by the need for this analysis was exacerbated by insufficient staffing in our accounting and reporting function. This delay also impacted and continued to affect the our ability to timely file our periodic reports throughout 2005 and up to the first quarter of 2006, as we were not able to commence preparation of these reports until we had completed and filed the Form 10-K for the year ended December 31, 2004, as we had not completed the remediation of these material weaknesses.

We have determined that the material weaknesses mentioned as of December 31, 2004, with the exception of the material weakness relating to travel and entertainment expenses, continued to exist during 2005 and through the third quarter of 2006. We believe that these material weaknesses mentioned above did not have a material impact on our consolidated financial statements included in this Annual Report due to the fact that the material weaknesses were remediated as of December 31, 2006 and that we performed substantial analyses on the prior period consolidated financial statement balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management and reconstructing certain account balances. However, these material weaknesses mentioned above and our delay in timely completing our consolidated financial statements and thus, the filing of our periodic reports, increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles, and increase the risk of error in our general accounting processes and consolidated financial statements.

Management, with the oversight of the Audit Committee of the Board of Directors, has addressed these material weaknesses and has implemented controls to remediate these internal control weaknesses. Management believes that it has corrected the material weakness relating to travel and entertainment expense reimbursement by the end of the first quarter of 2005. New processes and internal controls have been approved and implemented and management has concluded that as of December 31, 2006, these controls are operating effectively.

During the 2006 year-end close, however, we identified and reported a material weakness in our internal control over financial reporting related to stock-based compensation. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. This material weakness related to our failure to complete a proper analysis of historical stock option vesting data within our system. This resulted in a net overstatement of our stock-based compensation during the interim reporting periods of fiscal year 2006. As a result of this material weakness, quarterly results of operations have been restated, as provided in Note 14 of the accompanying consolidated financial statements, prior period pro-forma informational disclosure of expenses have also been restated as provided in Note 7 of the accompanying consolidated financial statements, and the Company was unable to conclude that our disclosure controls and procedures were effective as of December 31, 2006 (see Item 9A. “Controls and Procedures” in Part II).

Management, with the oversight of the Audit Committee of the Board of Directors, has begun to address this material weakness and is committed to effective remediation of these deficiencies as expeditiously as possible. We have implemented a procedure to review the stock option reports on a quarterly basis to assure that only current employee options that are expected to vest are included in the employee stock-based compensation expense for the period. Our material weakness will not be considered remediated until new internal controls are developed and implemented throughout the Company, are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

Our remediation measures may not be successful in correcting the material weakness reported by our former and current independent registered public accounting firms. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. In addition, controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. Any failure to remediate the material weaknesses described above or to implement and maintain effective internal controls could harm our operating results, delay our completion of our consolidated financial statements and our independent registered public accounting firm’s audit or review of our consolidated financial statements which could cause us to fail to timely meet our periodic reporting obligations with the SEC or result in material misstatements in our consolidated financial statements which could also cause us to fail to timely meet our periodic reporting obligations with the SEC. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

As a result of our delayed filings, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Exchange Act for one year. Instead, the Company may be required to use Form S-1 to raise capital or complete acquisitions, which would increase transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

Our common stock was delisted from The NASDAQ National Market and is currently quoted on the OTCBB.

Our common stock was delisted from The NASDAQ National Market effective at the opening of business on October 17, 2005. From October 17, 2005 to December 4, 2006, our common stock was quoted on the “Pink Sheets” and as of December 5, 2006, our common stock has been quoted on Over the Counter Bulletin Board (“OTCBB”). Quotation of our common stock on the OTCBB will likely reduce the liquidity of our securities, could cause investors not to trade in our securities, result in a lower stock price and could have an adverse effect on the Company. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on The NASDAQ Stock Market. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital.

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

In addition, stock markets in general, and particularly The NASDAQ Stock Market has experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.

Since becoming a publicly traded security listed on The NASDAQ National Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.65 per share. On October 17, 2005, our common stock was delisted from The NASDAQ National Market due to the failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 with the SEC. Our common stock is currently quoted on the OTCBB. The last reported sale price of our shares on February 28, 2007 was $3.46 per share.

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

Also, the laws of some other countries in which we market our products may offer little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Reverse engineering, unauthorized copying, or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

We may become involved in litigation over proprietary rights, which could be costly and time consuming.

The software industry is characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights and our technologies may not be able to withstand any third-party claims or rights against their use. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Additionally, third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe and any of these third parties might make a claim of infringement against us. For example, we have recently been involved in litigation brought by Polaris IP, LLC against us and certain of our customers that claimed that certain of our products violates patents held by them.

As we grow, the possibility of intellectual property rights claims against us increases. We may not be able to withstand any third-party claims and regardless of the merits of the claim, any intellectual property claims could be inherently uncertain, time-consuming and expensive to litigate or settle. Many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a claim of infringement was made against us and we may not be able to develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

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

Any of the foregoing potential results of errors in our software could adversely affect our business, financial condition and results of operations.

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

We have significant international sales and are subject to risks associated with operating in international markets.

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 32% of our total revenues for the year ended December 31, 2006, compared to 30% of our total revenues for the year ended December 31, 2005. We have established offices in the United States, Europe, Japan, and Hong Kong. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. International operations are subject to many inherent risks, including:

•	political, social and economic instability, including conflicts in the Middle East and elsewhere abroad, terrorist attacks and security concerns in general;

•	adverse changes in tariffs, duties, price controls and other protectionist laws and business practices that favor local competitors;

•	fluctuations in currency exchange rates;

•	longer collection periods and difficulties in collecting receivables from foreign entities;

•	exposure to different legal standards and burdens of complying with a variety of foreign laws, including employment, tax, privacy and data protection laws and regulations;

•	reduced protection for our intellectual property in some countries;

•	increases in tax rates;

•	greater seasonal fluctuations in business activity;

•	expenses associated with localizing products for foreign countries, including translation into foreign languages; and

•	import and export license requirements and restrictions of the United States and each other country in which we operate.

We believe that international sales will continue to represent a significant portion of our revenue for the foreseeable future. Any of these factors may adversely affect our future international sales and, consequently, affect our business, financial condition and results of operations.

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

We acquired Hipbone, Inc. in early 2004, and if we are presented with appropriate opportunities, we may make other investments in complementary companies, products, or technologies. We may not realize the anticipated benefits of any acquisition or investment. For example, since inception, the Company has recorded $2.7 billion of impairment charges for the cost of goodwill obtained from acquisitions. If we acquire another company, we will likely face risks, uncertainties, and disruptions associated with the integration process, including, among other things, difficulties in the integration of the operations, technologies, and services of the acquired company, the diversion of our management’s attention from other business concerns, the potential loss of key employees of the acquired businesses, and the failure of the acquired businesses, products or technologies to generate sufficient revenue to offset acquisition costs. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Also, acquisitions can expose us to liabilities and risks facing the company we acquire, including lawsuits or claims against the company that are unknown at the time of the acquisition. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets. These factors could have an adverse effect on our business, results of operations, financial condition or cash flows.

Compliance with regulations governing public company corporate governance and reporting will result in additional costs.

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

Businesses using our products capture information regarding their customers when those customers contact them on-line with customer service inquiries. Privacy concerns could cause visitors to resist providing the personal data necessary to allow our customers to use our software products most effectively. More importantly, even the perception of privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Website users that the data captured after visiting certain Websites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. If consumer privacy concerns are not adequately resolved, our business could be harmed. Government regulation that limits our customers’ use of this information could reduce the demand for our products. A number of jurisdictions have adopted, or are considering adopting, laws that restrict the use of customer information from Internet applications. The European Union has required that its member states adopt legislation that imposes restrictions on the collection and use of personal data, and that limits the transfer of personally identifiable data to countries that do not impose equivalent restrictions. In the United States, the Children’s Online Privacy Protection Act was enacted in October 1998. This legislation directs the Federal Trade Commission to regulate the collection of data from children on commercial websites. In addition, the Federal Trade Commission has investigated the privacy practices of businesses that collect information on the Internet. These and other privacy-related initiatives could reduce demand for some of the Internet applications with which our products operate, and could restrict the use of these products in some e-commerce applications. This could, in turn, reduce demand for these products.

The success of our products depends on the continued growth and acceptance of the Internet as a business and communications tool, and the related expansion of the Internet infrastructure.

The future success of our products depends upon the continued and widespread adoption of the Internet as a primary medium for commerce, communication and business applications. Our business growth would be impeded if the performance or perception of the Internet was harmed by security problems such as “viruses,” “worms” and other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service, or increased government regulation and taxation of Internet activity.

The Internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. If Internet activity grows faster than Internet infrastructure or if the Internet infrastructure is otherwise unable to support the demands placed on it, our business growth may be adversely affected.

General economic conditions could adversely affect our customers’ ability or willingness to purchase our products, which could materially and adversely affect our results of operations.

Our customers consist of large and small companies in nearly all industry sectors and geographies. Potential new clients or existing clients could defer purchases of our products because of unfavorable macroeconomic conditions, such as rising interest rates, fluctuations in currency exchange rates, industry or national economic downturns, industry purchasing patterns, and other factors. Our ability to grow revenues may be adversely affected by unfavorable economic conditions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located in Menlo Park, California, where we lease approximately 45,000 square feet under a lease that expires in April 2010. In addition, we lease offices in several cities throughout the United States and internationally in the Netherlands, United Kingdom, Germany, Japan and Hong Kong. We believe the facilities we are now using are adequate and suitable for our business requirements.

We have a total of approximately 39,460 square feet of excess space available for sublease or renegotiation. The excess space is located in Menlo Park, California, and Princeton, New Jersey. Remaining lease commitment terms on these leases vary from less than one to four years. We are seeking to sublease or renegotiate the obligations associated with the excess space.

ITEM 3.	LEGAL PROCEEDINGS.

On January 24, 2007, RightNow Technologies, Inc. (“RightNow”) filed a suit in the Eighteenth Judicial District Court of Gallatin County, Montana against the Company and four former RightNow employees who had joined the Company. The suit alleges violation of certain provisions of employment agreements, misappropriation of trade secrets, as well as other claims, and seeks damages. We believe we have meritorious defenses to these claims and intend to defend against this action vigorously.

On March 16, 2006, Polaris IP, LLC (“Polaris”) filed suit against the Company, Sirius Satellite Radio, Inc., Priceline.com, Capital One, Continental Airlines, Inc., and E*Trade Financial, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,411,947 and 6,278,996, and seeking injunctive relief, damages and attorneys fees. In exchange for payment of a quarterly license fee through 2011, Polaris granted the Company a perpetual license to certain patents, including those at issue in the litigation, and the parties agreed to dismiss their claims against each other with prejudice. The terms of the settlement included the release and dismissal of the Company’s customers named in the lawsuit.

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC and Wit Soundview Capital Corp., the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the U. S. District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s common stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. Although we believe that the plaintiffs’ claims have no merit, we have decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. Because the settlement will be funded entirely by the Company’s insurers, we do not believe that the settlement will have any effect on our financial condition, results of operation or cash flows. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, we believe we have meritorious defenses to these claims and will defend against the action vigorously.

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

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, consolidated balance sheets and cash flows, due to defense costs, diversion of management resources and other factors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the year ended December 31, 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT.

The names of our current executive officers and certain biographical information about each (including their ages as of February 28, 2007) are set forth below:

Name	Age	Position
Michael S. Fields	61	Chairman of the Board and Chief Executive Officer
John M. Thompson	61	Executive Vice President and Chief Financial Officer
Jay A. Jones	52	Chief Administrative Officer
William Rowe	56	Senior Vice President, Global Sales and Service
William A. Bose	40	Vice President and General Counsel

Michael S. Fields. Mr. Fields joined our Board of Directors in June 2005 and since July 2005, has been serving as our Chairman of the Board of Directors. From July 2005 to August 2005, Mr. Fields served as acting President of KANA. In August, 2005, Mr. Fields was appointed Chief Executive Officer of KANA. Mr. Fields has been the Chairman and Chief Executive Officer of The Fields Group, a venture capital and management consulting firm, since May 1997. In June 1992, Mr. Fields founded OpenVision Technologies, Inc., a supplier of computer systems management applications for open client/server computing environments, and served as its Chief Executive Officer from July 1992 to July 1995 and its Chairman of the Board of Directors from July 1992 to April 1997. Prior to these positions, Mr. Fields managed sales organizations at Oracle U.S.A., Inc., where he served as President, Applied Data Research and Burroughs Corporation. Mr. Fields also serves on the Board of Directors of Imation Corporation and two privately-held companies, ViaNovus, Inc. and Crucian Global Services, Inc.

John M. Thompson. Mr. Thompson joined KANA in October 2004 and currently serves as our Executive Vice President and Chief Financial Officer. From January 2003 to October 2004, Mr. Thompson was Chief Financial Officer of Veraz Networks, Inc., a provider of Voice Over IP solutions to the telecom industry. From May 2001 to January 2003, Mr. Thompson was Chief Financial Officer of Interwise, Inc., a provider of web-based communication products. From December 1998 to January 2001, Mr. Thompson was Chief Financial Officer of Manage.com, a software company. Mr. Thompson holds B.S. degrees in Mathematics and Industrial Management from Purdue University and a M.S. degree in Industrial Administration from Carnegie-Mellon University.

Jay A. Jones. Mr. Jones joined KANA in September 2006 and currently serves as our Chief Administrative Officer. Mr. Jones served as Senior Vice President, Chief Information Officer of VERITAS Software Corporation, an enterprise storage and performance company, from September 2004 to July 2005. From January 1999 to September 2004, Mr. Jones served as Chief Administrative Officer of VERITAS Software Corporation, and from March 1993 to January 1999, Mr. Jones served as Vice President, General Counsel & Secretary of VERITAS Software Corporation and OpenVision Technologies, Inc., a systems management software company which was acquired by VERITAS Software Corporation. Prior to OpenVision Technologies, Inc., Mr. Jones was senior corporate counsel for Oracle Corporation. Mr. Jones holds a B.S. degree in architecture from Howard University, a M.S. degree in City Planning from University of California at Berkeley and a J.D. degree from University of California at Berkeley. Mr. Jones is also a member of the California Bar.

William Rowe. Mr. Rowe joined KANA in January 2006 and currently serves as our Senior Vice President, Global Sales and Service. From May 2004 to January 2006, Mr. Rowe served as Vice President of Sales and Marketing for Global Card Services, a credit card middleware solutions and services company. From July 2002 to February 2004, Mr. Rowe held various sales and marketing positions with Winvista Corporation, a software and network management tools company. From November 1997 to June 2001, Mr. Rowe was a sales director with BearingPoint, Inc (formerly KPMG Consulting LLC), an accounting firm. Mr. Rowe holds a B.A. degree in Business from Trinity University.

William A. Bose. Mr. Bose joined KANA in September 1999 as corporate counsel and since August 2006 currently serves as our Vice President and General Counsel. From May 2005 to August 2006, Mr. Bose served as our General Counsel. Prior to September 1999, Mr. Bose held the position of attorney at Robert Half International, Inc. Mr. Bose holds a B.A. degree from University of California at Santa Barbara and a J.D. degree from Santa Clara University School of Law. Mr. Bose is also a member of the California Bar.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCBB under the symbol “KANA.OB”. Prior to October 17, 2005, our common stock was listed on The NASDAQ National Market. Our common stock traded on the “Pink Sheets” from the beginning of trading on October 17, 2005 to the close of trading on December 4, 2006. As of the beginning of trading on December 5, 2006, our common stock has been trading on the OTCBB. The table below sets forth the high and low sales prices for our common stock as reported on The NASDAQ National Market and the high and low bid information for our common stock as reported on the “Pink Sheets” and the OTCBB, as applicable, for the periods indicated:

	High		Low
Fiscal 2005
First Quarter	$2.03		$1.50
Second Quarter	1.90		1.25
Third Quarter	1.69		1.44
Fourth Quarter	1.80	*	1.08	**
Fiscal 2006
First Quarter	1.78	*	1.11	**
Second Quarter	2.05	*	1.60	**
Third Quarter	3.20	*	1.85	**
Fourth Quarter	3.62	*	3.00	**

*	This high bid information was reported on the “Pink Sheets.”
**	This low bid information was reported on the “Pink Sheets.”

Holders of Record

There were approximately 1,140 stockholders of record of our common stock as of February 28, 2007. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

In June 2005, the Company completed a private placement of unregistered securities for the issuance of 1,631,541 shares of common stock and warrants to purchase 815,769 shares of common stock to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund Ltd. (collectively, the “Investors”) for gross proceeds of approximately $2.4 million.

In September 2005, the Company completed a private placement of unregistered securities for the issuance of 2,626,912 shares of common stock and warrants to purchase 945,687 shares of common stock to the Investors for gross proceeds of approximately $4.0 million. The warrants initially had an exercise price of $2.284 per share. These warrants became exercisable on March 28, 2006, and expire on September 29, 2010.

The terms of the September 2005 private placement required additional shares of common stock and warrants to be issued in the event the Company’s stock was delisted from The NASDAQ National Market. In October 2005, the Company’s common stock was delisted from The NASDAQ National Market and the Company issued an additional 425,358 shares of common stock and warrants to purchase 153,130 shares of common stock to the Investors for no proceeds. These additional warrants have an exercise price of $1.966 per share and became exercisable on April 24, 2006, and will expire on October 25, 2010.

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

In October 2006, the Company issued to the Investors an aggregate of 59,383 shares of common stock since the Company was unable to meet its September 30, 2006 deadline to register the shares of common stock and underlying shares of common stock of the warrants issued to the Private Placements.

For the above-mentioned issuances of common stock and warrants to the Investors, the Company relied on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder.

In November 2006, the Company registered the shares of common stock and underlying shares of common stock of the warrants issued to the Investors on a Form S-1 Registration Statement filed with the SEC.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative return of the NASDAQ Composite Index and the Standard & Poor’s Information Technology Index (“S&P Information Technology Index”) for the five years ended December 31, 2006. The graph and table assume that $100.00 was invested on December 28, 2001 (the last day of trading for the year ended December 31, 2001) in each of our common stock, the NASDAQ Composite Index, and the S&P Information Technology Index and that all dividends were reinvested. We have not paid or declared any cash dividends on our common stock. Stockholder returns over the period indicated should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among KANA Software, Inc., The NASDAQ Composite Index

And The S & P Information Technology Index

*	$ 100.00 invested on December 31, 2001 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	2001	2002	2003	2004	2005	2006
KANA Software, Inc.	$100.00	$10.12	$17.32	$9.71	$6.89	$16.19
NASDAQ Composite Index	$100.00	$71.97	$107.18	$117.07	$120.50	$137.02
S&P Information Technology Index	$100.00	$62.59	$92.14	$94.50	$95.44	$103.47

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the foregoing information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Exchange Act, and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

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

The consolidated statements of operations data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 and the consolidated balance sheet data at December 31, 2006, 2005, 2004, 2003, and 2002 are derived from our audited consolidated financial statements. The diluted net loss per share computation excludes shares of common stock issuable upon exercise or conversion of other securities, including outstanding warrants and options to purchase common stock and common stock subject to repurchase rights, because their effect would be antidilutive. See Note 1 of the “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. Historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
License fees	$19,116	$8,094	$14,169	$26,228	$41,530
Services	34,914	35,034	34,731	34,778	37,560

Total revenues	54,030	43,128	48,900	61,006	79,090

Costs and Expenses:
Cost of license fees	2,460	2,995	2,449	3,125	3,402
Cost of services (1)	10,439	8,746	9,834	10,132	30,133
Amortization of acquired intangible assets	133	133	119	1,453	4,800
Sales and marketing (1)	19,616	17,682	25,745	31,489	42,120
Research and development (1)	10,765	13,232	19,579	23,586	30,317
General and administrative (1)	10,185	11,404	8,294	10,064	19,709
Impairment of internal-use software	—	6,326	1,062	—	—
Restructuring costs	703	468	3,400	1,704	(5,086)
Goodwill impairment	—	—	—	—	55,000

Total costs and expenses	54,301	60,986	70,482	81,553	180,395

Loss from operations	(271)	(17,858)	(21,582)	(20,547)	(101,305)
Impairment of investment	—	—	—	(500)	—
Interest and other income (expense), net	(738)	88	128	186	913
Registration rights penalty	(1,198)	—	—	—	—

Loss from continuing operations before income taxes	(2,207)	(17,770)	(21,454)	(20,861)	(100,392)
Income tax expense	(219)	(196)	(314)	(318)	—

Loss from continuing operations	(2,426)	(17,966)	(21,768)	(21,179)	(100,392)
Discontinued operation:
Gain on disposal, including provision of $1.1 million for operating losses during phase-out period	—	—	—	—	381
Cumulative effect of accounting change related to the elimination of negative goodwill	—	—	—	—	3,901

Net loss	$(2,426)	$(17,966)	$(21,768)	$(21,179)	$(96,110)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.07)	$(0.58)	$(0.75)	$(0.88)	$(4.48)
Income from discontinued operation	—	—	—	—	0.02
Gain on elimination of negative goodwill	—	—	—	—	0.17

Net loss	$(0.07)	$(0.58)	$(0.75)	$(0.88)	$(4.29)

Shares used in computing basic and diluted net loss per share	34,584	30,814	28,950	24,031	22,403

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,719	$6,216	$13,772	$16,282	$19,112
Marketable securities	—	—	6,361	16,674	13,386
Working capital (deficit)	(11,044)	(18,439)	(9,657)	4,168	(4,533)
Total assets	30,335	35,706	50,361	69,878	80,550
Total long-term debt	242	—	—	—	—
Total stockholders’ equity (deficit)	(3,132)	(9,794)	3,164	21,532	21,952
(1) Includes employee stock-based compensation expense, which was allocated as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Cost of services	$211	$2	$346	$430	$883
Sales and marketing	752	9	646	2,300	4,697
Research and development	356	2	82	2,149	4,384
General and administrative	1,476	25	157	991	6,656

Total	$2,795	$38	$1,231	$5,870	$16,620

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

KANA offers an innovative approach to customer service with cost-effective solutions that enhance the quality of customer interaction. Built on open standards for a high degree of adaptability and integration, KANA solutions intelligently automate the processes needed to successfully serve our clients’ customers, so that our clients can deliver higher value service at lower cost. KANA provides an integrated solution which enables organizations to deliver consistent, managed service across all channels, including email, chat, call centers, and Web self-service, ensuring a consistent service experience across communication channels.

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from consulting and training. Our products are generally installed by our customers using a systems integrator, such as IBM, Accenture or BearingPoint. KANA’s professional services group assists the integrators as subject matter experts and in some cases will act as the prime contractor for implementation of our software. To a large degree, we rely on our relationship with IBM to recommend and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. In the past, the Company supplied specialists (who were subject matter experts) to work with IBM and other systems integrators. While the Company continues this practice, the Company is increasingly providing consulting and implementation services directly to our customers. These services may be provided to our existing customers who would like the Company to review their implementations or to new customers who are not quite large enough to gain the interest of a large system integrator to provide such services. However, in the case of most of the initial installations of our applications that are generally installed by our customers using a system integrator, these services generally increase the cost of the project substantially by subjecting their purchase to more levels of required approval and scrutiny of projected cost savings in their customer service and marketing departments. This contributes to the difficulty that we face in predicting the quarter in which sales to expected customers will occur and to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

In the first quarter of 2005, we reduced our cost structure through the reduction of outsourced product development, a reduction in amortization related to the discontinuance of certain internal-use software, reduced headcount, and other cost reduction programs. In late 2005, we made a decision to bring core technology development back to our personnel in the United States in a process that we refer to as “back-shoring” and by the end of the third quarter of 2006 we have brought back all core technology development to our personnel in the United States, except for one product group. We also plan to back-shore our technical support. These adjustments have reduced our total cost of licenses, research and development, and general and administrative expenses in 2006. As we rebuilt the sales organization, sales and marketing expense increased in 2006 due to an increase in commissions as a result of higher revenues. From now on, we will strive to match our spending with the anticipated revenue but, given the unpredictability of our license revenue, we are unable to predict with any certainty the period(s) when the Company will be profitable, if at all.

Since 1997 we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services, and administration departments. As a result, we have incurred substantial losses since inception. On December 31, 2006, the Company had ending cash and cash equivalents of $5.7 million and no borrowings outstanding under our line of credit. As of December 31, 2006, the Company had an accumulated deficit of $4.3 billion and a negative working capital of $11.0 million. Losses from operations were $0.3 million and $17.9 million for 2006 and 2005, respectively, and net losses were $2.4 million and $18.0 million for 2006 and 2005, respectively. Net cash used for operating activities was $1.7 million and $16.3 million in 2006 and 2005, respectively.

We have taken steps to lower the expenses related to cost of revenues, sales and marketing, research and development, and general and administrative areas of the Company. We also successfully closed two private sales of our common stock, approximately $2.4 million on June 30, 2005 and approximately $4.0 million on September 29, 2005. Management believes that based on its current plans, its existing funds will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2007. However, if we experience lower than anticipated demand for our products, we will need to further reduce costs, issue equity securities, or borrow money to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transactions may be on unfavorable terms, if at all.

As of December 31, 2006, we had 181 full-time employees, which represent an increase from 125 employees at December 31, 2005 and no change from 181 employees at December 31, 2004.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates.

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

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended.

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e. persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). The Company uses the residual method described in AICPA SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

For all sales we use either a signed license agreement, a signed amendment to an existing license agreement, a signed order form, a binding purchase order where we either have a signed master license agreement or an order form signed by the Company, or a signed statement of work as evidence of an arrangement.

Software delivery is primarily by electronic means. If the software or other deliverable is subject to acceptance for a specified period after the delivery, revenue is deferred until the acceptance period has expired or the acceptance provision has been met.

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

Services revenues include revenues for consulting services, customer support and training, and OnDemand hosting. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, we recognize the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by AICPA SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). KANA’s consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue. OnDemand includes our KANA On Demand ‘software as a service’ and outsourcing offerings as well as Advanced Customer Services. OnDemand revenue is recognized in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy” (“SAB 104”). Revenues from OnDemand services are recognized ratably over the term of the arrangement, while application fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals. Hosting service arrangements are a means of deployment whereby our customer’s software and data is physically located in third party facilities. Customers pay a fee to remotely access the hosted software and data via a secure internet connection. Hosting fees are recognized as the hosting service is delivered in accordance with SAB 104.

Vendor-specific objective evidence for consulting and training services are based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for support services is generally based on the price charged when an element is sold separately or the stated contractual renewal rates.

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

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statements of operations. In the first quarter ended March 31, 2005, the Company’s information technology department reviewed its operations and technology requirements, and decided to discontinue its use of certain internal use software, which resulted in a non-cash impairment charge of $6.3 million.

As of December 31, 2006, we had $561,000 of capitalized costs for internal use software less $523,000 of accumulated amortization for a net balance of $38,000.

Restructuring

During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities in Menlo Park, California; Princeton, New Jersey; Framingham, Massachusetts; and Marlow in the United Kingdom. Remaining lease commitments terminate over various dates beginning in April 2007 through January 2011. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have subleased some of the excess space, but in all cases, the sublease income is less than the rent we pay the landlord. We had $6.1 million in accrued restructuring costs as of December 31, 2006, which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of December 31, 2006, our estimate of accrued restructuring cost included an assumption that we would receive $861,000 in sublease payments that are not subject to any contractual arrangement as of December 31, 2006. We have assumed that the majority of these assumed sublease payments will begin in 2007 and continue through the end of the related leases. In December 2006, we determined that we may not be able to sublease a leased facility in Princeton, New Jersey, and we changed our assumption of subleasing this excess space. We recorded a restructuring charge of $739,000 as of December 31, 2006 mainly related to this change in estimate of sublease assumption that is not subject to any contractual arrangement. In 2006, there was also a restructuring recovery of $36,000 due to the change in estimates of termination of certain employees.

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

The remaining amount of goodwill as of December 31, 2006 is $8.6 million. We continue to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2006, the date of our annual goodwill impairment test. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Stock Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of employee stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). Employee stock-based compensation expense for the year ended December 31, 2006 was $2.8 million which consisted of stock-based compensation expense related to employee stock options recognized under SFAS 123(R).

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our consolidated statements of operations, because the exercise price of our stock options granted to employees and directors equaled the quoted market price of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the year ended December 31, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123. As new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in our results for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our notes to consolidated financial statements for the related periods.

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

For stock options granted to non-employees the Company recognizes compensation expense in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). The Company extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In October 2006, the Company extended the exercise period of approximately 211,000 vested stock options of a former employee as the result of a termination agreement. During the year ended December 31, 2006, the Company granted a total of 57,500 stock options to four non-employees who had agreements to provide consulting services. As a result of these stock option modifications to former employees and the stock option grants to consultants, the Company recorded non-employee stock-based compensation expense of $632,000 for the year ended December 31, 2006.

Also see Stock-Based Compensation in Note 1 of the Notes to the Consolidated Financial Statements.

Effect of Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP Emerging Issues Task Force 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The purpose of SAB 108 is to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purposes of a materiality assessment. The guidance is effective for financial statements for fiscal years ending after November 15, 2006. SAB 108 was effective for the Company as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s over funded status or a liability for a plan’s under funded status. The requirement to recognize the funded status of a defined postretirement plan and the disclosure requirements are effective for fiscal years ending after December 31, 2006. The Company does not expect the adoption of SFAS 158 to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating the effects of implementing SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of implementing FIN 48.

In March 2006, the FASB issued EITF 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statements of operations and does not anticipate changing its policy as a result of EITF 06-3.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”), which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company does not expect the adoption of SFAS 156 to have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS 155”) an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for the Company beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company does not expect the adoption of SFAS 155 to have a material impact on its financial position, results of operations or cash flows.

Results of Operations

The following table sets forth selected data for the periods presented. Percentages are expressed as a percentage of total revenues.

	Years Ended December 31,
	2006	2005	2004
Revenues:
License fees	35%	19%	29%
Services	65	81	71

Total revenues	100	100	100

Costs and Expenses:
Cost of license fees	5	7	5
Cost of services (1)	19	20	20
Amortization of acquired intangible assets	0	0	0
Sales and marketing (1)	36	41	53
Research and development (1)	20	31	40
General and administrative (1)	19	26	17
Impairment of internal-use software	0	15	2
Restructuring costs, net of recoveries	1	1	7

Total costs and expenses	101%	141%	144%

(1) Includes employee stock-based compensation expense, which was allocated as follows:

	2006	2005	2004
Cost of services	0%	0%	1%
Sales and marketing	1	0	2
Research and development	1	0	0
General and administrative	3	0	0

Total	5%	0%	3%

Comparison of the Years Ended December 31, 2006 and 2005

Revenues

Total revenues increased by 25% to $54.0 million for the year ended December 31, 2006 from $43.1 million for the year ended December 31, 2005, primarily as a result of higher license revenues in 2006 than in 2005.

License revenues include licensing fees only, and exclude associated support and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon delivery provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies” above. License revenues increased by 136% to $19.1 million for 2006 from $8.1 million for 2005. This increase in license revenue was based, in part, on increased demand for our products, increased average transaction value and a significant add-on sale to an existing customer during the second quarter of 2006. While we are focused on increasing license revenue, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable.

Our service revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Professional services revenues relate to providing consulting, training and implementation services to our customers including OnDemand, software as a service option. Service revenues remained flat at $34.9 million for the year ended December 31, 2006 compared to $35.0 million for 2005. Support revenues are the largest component of service revenues, and in 2006, support revenues decreased because support revenues from new maintenance contracts associated with new license transactions did not offset support renewal cancellations. The other part of service revenues are professional services fees that increased in 2006 from 2005 mainly due to an increase in OnDemand revenues. We expect that service revenues in 2007 will be fairly consistent with those from 2006 in absolute dollars.

Revenues from international sales were $17.1 million, or 32% of total revenues, in the year ended December 31, 2006 and $13.1 million, or 30% of total revenues, in the year ended December 31, 2005. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues increased by 10% to $13.0 million for the year ended December 31, 2006 from $11.9 million for the year ended December 31, 2005.

License Fees. Cost of license fees consists of third party software royalties, costs of product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license fees as a percentage of license revenue was 13% in 2006 compared to 37% in 2005. The decrease was partially due to a reduction in royalty costs associated with a relatively lower proportion of non-revenue-related shipments, such as upgrades and updates, as we had a lower proportion of such shipments during 2006. In addition, we reduced our royalty costs by replacing certain third-party technology with a lower cost alternative. Therefore, even though license revenue increased by 136% from 2005 to 2006 there was no significant increase in cost of license from 2005 to 2006. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades. We are not able to predict when customers will choose to upgrade their software which will then cause us to incur this royalty cost. We are continuing to look at alternatives for some original equipment manufacturer (“OEM”) products embedded in KANA products.

Services. Cost of services consists primarily of salaries and related expenses for our customer support, consulting, and training services organization, and allocation of facility costs and system costs incurred in providing customer support. Cost of services increased to 30% of service revenues, or $10.4 million, for 2006 compared to 25% of service revenues, or $8.7 million, for 2005. Both totals include employee stock-based compensation of $211,000 and $2,000 for 2006 and 2005, respectively. The decrease in service margins in 2006 compared to 2005 was due to an increase in our strategy and professional service staffing levels throughout 2006 partially offset by the effect of a one-time $1.6 million services revenue recognized in 2005. As of December 31, 2006, we had 48 employees in support and consulting compared to 25 employees as of December 31, 2005, a 92% increase. Six additional people were added during the fourth quarter of 2006 and the increase in personnel reflected our replacement of certain consultants with employees as we transitioned to an internal support model during 2006.

Cost of services may increase or decrease depending on the demand for these services. The expenses may also be affected by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in 2006 and 2005 related to $400,000 of intangible assets recorded in connection with the acquisition of Hipbone, Inc. in February 2004. Amortization totaled $133,000 and $133,000 for the years ended December 31, 2006 and 2005, respectively.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses increased by 11% to $19.6 million for the year ended December 31, 2006 from $17.7 million for the year ended December 31, 2005. This was primarily due to increased commissions as a result of increased license revenue and increased spending for advertising and public relations. Both totals include employee stock-based compensation of $752,000 and $9,000 for 2006 and 2005, respectively. As of December 31, 2006, we had 65 employees in sales and marketing compared to 41 employees as of December 31, 2005, an increase of 59%. Sixteen people were added during the fourth quarter of 2006 as we strategically added sales and marketing personnel to increase our revenues.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by 19% to $10.8 million for the year ended December 31, 2006 from $13.2 million for the year ended December 31, 2005. This decrease was attributable primarily to a reduction in outsourcing expenses as well as information technology and facilities allocated costs. Both totals include employee stock-based compensation of $356,000 and $2,000 for 2006 and 2005, respectively. As of December 31, 2006, we had 37 employees in research and development compared to 30 employees as of December 31, 2005, a 23% increase. Five people were added during the fourth quarter of 2006.

Research and development expenses including related headcount may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased by 11% to $10.2 million for the year ended December 31, 2006 from $11.4 million for the year ended December 31, 2005. Both totals include employee stock-based compensation of $1.5 million and $25,000 for periods ended December 31, 2006 and 2005, respectively. The decrease in expenses during the year ended December 31, 2006 was primarily due to the reversal of the accrual of Texas state tax expense, lower auditing and legal fees, and a decrease in the use of outside consultants partially offset by an increase in employee stock-based compensation and a legal settlement charge. As of December 31, 2006, we had 31 employees in general and administrative and information technology combined compared to 29 employees as of December 31, 2005, a 7% increase.

General and administrative expenses may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, taxes, bad debt expense, and other administrative costs. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Impairment of Internal Use Software. In the quarter ended March 31, 2005, the Company reviewed all continuing operating expenses across the entire Company, including our technology requirements. One result of this review was a decision to discontinue the use of certain internal use software. The total non-cash impairment charge related to this software was $6.3 million in the first quarter of 2005.

Restructuring Costs. In December 2006, the Company determined that it may not be able to sublease a leased facility in Princeton, New Jersey, and changed its assumption of subleasing this excess space. During the year ended December 31, 2006, the Company recorded $739,000 of restructuring costs mainly related to this change in estimate of sublease payment that is not subject to any contractual arrangement. In 2006, there was also a restructuring recovery of $36,000 due to the change in estimates of termination of certain employees.

In the second quarter of 2005, the assumptions as to when certain U.S. facilities would be subleased were revised, which increased the reserve by $1.0 million. This increase was offset by an additional $1.6 million in sublease income from the actual sublet of the Marlow U.K. facility.

In the third quarter of 2005, the Company made adjustments to the restructuring accrual of $189,000 to correct for certain calculation errors made in the fourth quarter of 2004. The Company believes that these errors are not material to the Company’s consolidated financial statements for 2005 or 2004.

In the fourth quarter of 2005, the Company recorded a restructuring charge of $271,000 for the termination of certain employees net of adjustments to restructured facilities.

The following table summarizes our restructuring activity for the years ended December 31, 2006 and 2005 (in thousands):

	Severance	Facilities	Total
Restructuring reserve at 12/31/2004	$—	$10,794	$10,794
Restructuring charge	282	186	468
Payments made	—	(4,204)	(4,204)
Sublease payments received	—	494	494

Restructuring reserve at 12/31/2005	282	7,270	7,552
Restructuring charge (recoveries)	(36)	739	703
Payments made	(246)	(3,557)	(3,803)
Sublease payments received	—	1,650	1,650

Restructuring reserve at 12/31/2006	$—	$6,102	$6,102

The remainder of the restructuring payments will be paid relatively evenly from 2007 through 2011.

Goodwill Impairment. During June 2006, we performed our annual test for goodwill impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Based on our evaluation, we concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. There have been no events or circumstances from June 30, 2006 to December 31, 2006 that have affected our June 30, 2006 conclusion regarding the recoverability of goodwill. The remaining amount of goodwill at December 31, 2006 is $8.6 million. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists primarily of interest income, interest expense and changes in fair value of warrant liabilities. Interest income consists primarily of interest earned on cash and cash equivalents and was approximately $172,000 and $265,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in interest income related to lower cash and cash equivalents balances in 2006 than in 2005. Interest expense relates primarily to our line of credit and was approximately $207,000 and $513,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in interest expense related to lower borrowings against the line of credit in 2006 than in 2005. Interest and other income (expense), net also consists of an increase in the fair value of warrant liabilities of approximately $774,000 for the year ended December 2006 and a decrease in the fair value of warrant liabilities of approximately $331,000 for the years ended December 31, 2005.

Registration Rights Penalty

In May 2006, the Company amended the Registration Agreement related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to certain investors (the “Investors”) to September 30, 2006 from January 27, 2006, in exchange for the issuance of 593,854 shares of common stock to the Investors. The shares were valued at approximately $1.0 million based on the fair market value of the Company’s stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. $337,000 and $695,000 were recorded as non-operating expenses during the first and second quarter of 2006 respectively. The September 30, 2006 registration deadline was not met and an additional 59,383 shares of common stock was issued to the Investors. The shares were valued at approximately $166,000 based on the fair market value of the Company’s common stock on September 30, 2006 less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the third quarter of 2006. On November 9, 2006, the Company completed the registration of the shares of common stock, and shares of common stock underlying the warrants, issued to the Investors.

Income Tax Expense

We have incurred net operating losses on a consolidated basis for all years from inception through December 31, 2006. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. In 2006 and 2005, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $219,000 and $196,000 for the years ended December 31, 2006 and 2005, respectively, in those foreign jurisdictions.

As of December 31, 2006 the Company had operating loss carryforwards for federal and state income tax purposes of approximately $443.0 million and $333.6 million, respectively. The federal and state net operating loss carryforwards, if not offset against future taxable income, will expire by 2025. The Company also had foreign net operating loss carryforwards of approximately

$7.9 million. The foreign losses expire at various dates and some can be carried forward indefinitely. Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. As such, the portion of the net operating loss and tax credit carryforwards subject to potential expiration has not been included in deferred tax assets. In addition, it is possible additional limitations may exist.

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

License revenues include licensing fees only, and exclude associated support and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon shipment provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies” above. License revenues decreased by 43% to $8.1 million for 2005 from $14.2 million for 2004. This decrease in license revenue was primarily due to a decrease in the average selling price of license transactions due to competitive pricing pressures, as well as a decrease in the number of license transactions closed during the year. We expect our average selling price to continue to fluctuate in future quarters given the relatively low number of new transactions that comprise the majority of our license revenue recognized per quarter. The market for our products is unpredictable and intensely competitive, and the economic environment over the last few years has had an effect on corporate purchasing, which has adversely affected sales of our products.

Our service revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers (including when-and-if-available upgrades). Professional services revenues relate to providing consulting, training and, to a lesser extent, implementation services to our customers. Service revenues remained flat at $35.0 million for the year ended December 31, 2005 compared to $34.7 million for 2004. The consistency in service revenue amount was in line with expectations since the relatively small percentage of support renewal cancellations is typically more than offset by new maintenance contracts associated with new license transactions. Support revenues are the largest component of service revenues, and in 2005, were relatively consistent with our 2004 support revenues. The drop in sales of new licenses in 2005 affected service revenues less than license revenues because the majority of our support revenues relate to ongoing maintenance contracts with existing customers.

Revenues from international sales were $13.1 million, or 30% of total revenues, in the year ended December 31, 2005 and $17.2 million, or 35% of total revenues, in the year ended December 31, 2004. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues decreased by 4% to $11.9 million for the year ended December 31, 2005 from $12.4 million for the year ended December 31, 2004.

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

Services. Cost of services consists primarily of salaries and related expenses for our customer support, consulting, and training services organization, and allocation of facility costs and system costs incurred in providing customer support. Cost of services decreased to 25% of service revenues, or $8.7 million, for 2005 compared to 28% of service revenues, or $9.8 million, for 2004. Both totals include amortization of stock-based compensation of $2,000 and $346,000 for periods ended December 31, 2005 and 2004, respectively. The consistency in service margins in 2005 compared to 2004 was due to consistency in our strategy and professional service staffing levels throughout 2005 and 2004.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in 2005 and 2004 related to $400,000 of intangible assets recorded in connection with the acquisition of Hipbone, Inc. in February 2004. Amortization totaled $133,000 and $119,000 for the years ended December 31, 2005 and 2004, respectively.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased by 31% to $17.7 million for the year ended December 31, 2005 from $25.7 million for the year ended

December 31, 2004. Both totals include amortization of stock-based compensation of $9,000 and $646,000 for periods ended December 31, 2005 and 2004, respectively. This decrease was partly attributable to reductions in sales and marketing personnel during 2005, from 70 positions at December 31, 2004 to 41 positions at December 31, 2005 and a reduction in information technology support.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by 32% to $13.2 million for the year ended December 31, 2005 from $19.6 million for the year ended December 31, 2004. Both totals include amortization of stock-based compensation of $2,000 and $82,000 for periods ended December 31, 2005 and 2004, respectively. This decrease was partly attributable to a reduction in research and development personnel during 2005 by 12%, from 34 employees at December 31, 2004 to 30 employees at December 31, 2005 and a reduction in information technology support. The decrease can also be attributed to lower outsourcing expenses paid to our development partners with staffing in India and China.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses increased by 37% to $11.4 million for the year ended December 31, 2005 from $8.3 million for the year ended December 31, 2004. Both totals include amortization of stock-based compensation of $25,000 and $157,000 for periods ended December 31, 2005 and 2004, respectively. This increase was primarily attributable to an increase in professional services and other general and administrative expenses for the year ended December 31, 2005, partially offset by a reduction of general and administrative personnel during 2005 by 16%, from 25 employees at December 31, 2004 to 21 employees at December 31, 2005.

Impairment of Internal Use Software. In quarter ended December 31, 2004, the Company’s IT department reviewed its operations and technology requirements, and decided to discontinue its use of certain internal use software. As a result, a material charge for impairment was required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The capitalized cost of this internal-use software included capitalized fees paid to third parties to implement the software. The total non-cash impairment charge related to this software was $1.1 million in the fourth quarter of 2004.

In the quarter ended March 31, 2005, the Company reviewed all continuing operating expenses across the entire Company, including our technology requirements. One result of this review was a decision to discontinue the use of certain internal use software. The total non-cash impairment charge related to this software was $6.3 million in the first quarter of 2005.

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

Goodwill Impairment. During June 2005, we performed our annual test for goodwill impairment as required by SFAS No. 142. Based on our evaluation, we concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. There had been no events or circumstances from June 30, 2005 to December 31, 2005 that affected our June 30, 2005 conclusion regarding the recoverability of goodwill. The remaining amount of goodwill at December 31, 2005 was $8.6 million. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Income Tax Expense

We have incurred net operating losses on a consolidated basis for all years from inception through December 31, 2005. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. In 2005 and 2004, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $196,000 and $314,000 for the years ended December 31, 2005 and 2004, respectively, in those foreign jurisdictions.

Quarterly Results of Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2006. The information has been derived from our unaudited condensed consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Quarter Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006 Restated (1)	June 30, 2006 Restated (1)	Sept. 30, 2006 Restated (1)	Dec. 31, 2006
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License fees	$1,541	$2,364	$1,600	$2,589	$2,861	$5,942	$4,345	$5,968
Services	8,530	8,318	9,353	8,833	8,572	8,633	8,811	8,898

Total revenues	10,071	10,682	10,953	11,422	11,433	14,575	13,156	14,866

Costs and Expenses:
Cost of license fees	814	835	597	749	451	761	832	416
Cost of services (2)	2,621	1,754	2,219	2,152	2,287	2,426	2,515	3,211
Amortization of acquired intangible assets	33	33	34	33	33	33	34	33
Sales and marketing (2)	5,345	4,289	4,309	3,738	3,749	5,221	4,325	6,321
Research and development (2)	4,310	3,349	2,908	2,666	2,570	2,189	2,718	3,288
General and administrative (2)	3,380	2,759	2,247	3,018	2,289	2,383	2,587	2,926
Impairment of internal-use software	6,326	—	—	—	—	—	—	—
Restructuring costs	938	(552)	(189)	271	10	—	—	693

Total costs and expenses	23,767	12,467	12,125	12,627	11,389	13,013	13,011	16,888

Income (loss) from operations	(13,696)	(1,785)	(1,172)	(1,205)	44	1,562	145	(2,022)
Interest and other income (expense), net	(42)	(45)	(74)	249	(658)	(253)	85	88
Registration rights penalty	—	—	—	—	(337)	(695)	(166)	—

Income (loss) before income taxes	(13,738)	(1,830)	(1,246)	(956)	(951)	614	64	(1,934)
Income tax expense	(62)	(54)	(18)	(62)	(28)	(48)	(53)	(90)

Net income (loss)	$(13,800)	$(1,884)	$(1,264)	$(1,018)	$(979)	$566	$11	$(2,024)

Basic net income (loss) per share	$(0.47)	$(0.06)	$(0.04)	$(0.03)	$(0.03)	$0.02	$0.00	$(0.06)

Shares used in computing basic net income (loss) per share	29,254	29,278	30,929	33,785	33,924	34,296	34,570	35,531
Diluted net income (loss) per share	$(0.47)	$(0.06)	$(0.04)	$(0.03)	$(0.03)	$0.02	$0.00	$(0.06)

Shares used in computing diluted net income (loss) per share	29,254	29,278	30,929	33,785	33,924	34,754	35,647	35,531
As a Percentage of Total Revenues:
Revenues:
License fees	15%	22%	15%	23%	25%	41%	33%	40%
Services	85	78	85	77	75	59	67	60

Total revenues	100	100	100	100	100	100	100	100

Costs and Expenses:
Cost of license fees	8	8	6	7	4	5	6	3
Cost of services	26	17	20	19	20	17	19	22
Amortization of acquired intangible assets	0	0	0	0	0	0	0	0
Sales and marketing	53	40	39	33	33	36	33	42
Research and development	43	31	27	23	23	15	21	22
General and administrative	34	26	21	26	20	16	20	20
Impairment of internal-use software	63	0	0	0	0	0	0	0
Restructuring costs	9	(5)	(2)	2	0	0	0	5

Total costs and expenses	236%	117%	111%	111%	100%	89%	99%	114%

(1)	Subsequent to the issuance of the Company’s interim financial statements for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006, the Company determined that non-cash compensation expenses relating to certain options granted in 1999 were incorrectly recorded in each of the first three quarters of 2006. Additionally, certain other expense items were recorded in the improper quarter within 2006. As a result, the operating results for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006 have been restated. See Note 14 to the Consolidated Financial Statements in Item 8 for further detail.

(2)	Includes employee stock-based compensation expense, which was allocated as follows:

	Quarter Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006 Restated (1)	June 30, 2006 Restated (1)	Sept. 30, 2006 Restated (1)	Dec. 31, 2006
	(in thousands)
Cost of services	$2	$—	$—	$—	$54	$37	$62	$58
Sales and marketing	5	3	—	—	190	123	222	217
Research and development	2	1	—	—	92	58	102	104
General and administrative	18	5	2	—	44	41	1,099	292

Total	$27	$9	$2	$—	$380	$259	$1,485	$671

(1)	Subsequent to the issuance of the Company’s interim financial statements for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006, the Company determined that non-cash compensation expenses relating to certain options granted in 1999 were incorrectly recorded in each of the first three quarters of 2006. Additionally, certain other expense items were recorded in the improper quarter within 2006. As a result, the operating results for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006 have been restated. See Note 14 to the Consolidated Financial Statements in Item 8 for further detail.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had $5.7 million in cash and cash equivalents, compared to $6.2 million as of December 31, 2005. As of December 31, 2006, we had negative working capital of $11.0 million. $15.8 million of our current liabilities consists of current deferred revenue (primarily reflecting payments for future support services under our software licenses).

History and recent trends. We have had negative cash flow from operating activities in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The rate of cash we have used in operations was $13.1 million in 2004, $16.3 million in 2005, and $1.7 million in 2006. In 2003, 2004 and 2005, we implemented successive net workforce reductions of approximately 154, 30 and 56 employees, respectively. During 2006, we had a net increase of 56 employees. Staffing is expected to change from time to time based upon a number of factors, including anticipated demand for our products and the balancing of roles between employees and outsourced staffing. During the year ended December 31, 2006 we had a negative cash flow from operations of $1.7 million, which reflects, among other things, the benefit of our continuing emphasis on cost management partially offset by continued cash outflow for rent on excess facilities. Our cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter, and we cannot be certain that we will meet our revenue expectations in any given period.

Primary driver of cash flow. Our ability to generate cash in the future depends upon our success in generating sufficient sales transactions, especially new license transactions. We expect our support renewals in 2006 to continue to be relatively flat from 2005. Since our new license transactions are relatively small in number and are difficult to predict, we may not be able to generate new license transactions as anticipated in any particular future period. From time to time, changes in assets and liabilities, such as changes in levels of accounts receivable and accounts payable may also affect our cash flows.

Operating cash flow. We had negative cash flow from operating activities of $1.7 million for the year ended December 31, 2006, which included a $2.4 million net loss, a $2.4 million increase in accounts receivable, a $4.0 million decrease in accounts payable and accrued liabilities, a $2.5 million decrease in accrued restructuring, partially offset by non-cash charges of $3.4 million for stock compensation expense, a $774,000 change in the fair value of warrant liability, a $1.2 million charge for a registration rights penalty, $1.5 million of depreciation, a $1.1 million decrease in prepaid expenses and other current assets and a $722,000 increase in deferred revenue. Our operating activities used $16.3 million and $13.1 million of cash and cash equivalents for the years ended December 31, 2005 and 2004, respectively. These expenditures were primarily attributable to net losses experienced during these periods, offset in part by non-cash charges related to impairment of internal-use software in 2005 and by non-cash charges related to stock-based compensation and restructuring costs in 2004.

Investing cash flow. Our investing activities used $860,000 of cash for the year ended December 31, 2006, which consisted of the purchase of property and equipment. Our investing activities provided $5.0 million of cash for the year ended December 31, 2005, and consisted primarily of net transfers of short-term investments to cash totaling $6.4 million, partially offset by purchases of property and equipment of $465,000 and an increase in restricted cash of $932,000. Our investing activities provided $9.4 million of cash for the year ended December 31, 2004, and consisted primarily of net transfers of short-term investments to cash totaling $10.4 million, partially offset by purchases of property and equipment of $895,000 and cash paid for acquisitions of $421,000.

Financing cash flow. Our financing activities provided $2.0 million of cash for the year ended December 31, 2006, and consisted primarily of $2.9 million in proceeds from issuances of common stock, a decrease in restricted cash of $5.9 million and borrowings of $819,000 on a note payable offset in part by the repayment of borrowings under our bank line of credit of $7.4 million and the repayments of $250,000 on a notes payable.

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

Contractual obligations. On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company had access to a Loan Facility of $7.0 million (“Loan”). We have since amended our agreement most recently on February 27, 2007, increasing the facility to $10.0 million. This Loan is made up of two parts: (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million, of which $2.0 million is available for stand-by letters of credits, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $10.0 million. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 0.50%. As of December 31, 2006, the Company had no borrowings drawn against the Loan. See Note 15 to our consolidated financial statements for additional information regarding our Loan Facility.

Our future payments due under debt and lease obligations and other contractual commitments as of December 31, 2006 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Note payable	$569	$327	$242	$—	$—
Non-cancelable operating lease obligation (1)	13,983	4,687	7,047	2,249	—
Less: Sublease income (2)	(5,250)	(1,756)	(2,520)	(974)	—
Other contractual obligations (3)	4,637	3,580	657	400	—

Total	$13,939	$6,838	$5,426	$1,675	$—

(1)	Includes leases for properties included in the restructuring liability.
(2)	Includes only subleases that are under contract as of December 31, 2006, and excludes future estimated sublease income for agreements not yet signed.
(3)	Represents payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, consulting services, engineering services, and sales events, severance payment to a terminated employee and minimum payments to an outsourcing company.

Off-Balance-Sheet Arrangements. As of December 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in item 303(a) (4) (ii) of SEC Regulation S-K.

Employee Equity Incentive Plans. See Note 1 and Note 7 to the Consolidated Financial Statements in Item 8 for employee equity incentive plans and stock-based compensation for the years ended December 31, 2006, 2005 and 2004. Information regarding equity incentive plans should be read in conjunction with the information appearing under the heading “Compensation Discussion and Analysis” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders. This information is incorporated herein by reference.

Outlook. Based on our current 2007 revenue expectations, we expect our cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs through December 31, 2007. If we do not experience anticipated demand for our products, we will need to further reduce costs, or issue equity securities or borrow money to meet our cash requirements. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. In addition, rising interest rates may impede the Company’s ability to borrow additional funds as well as maintain its current debt arrangements. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop products in the United States and sell these products in North America, Europe, Asia, and Australia. In the year ended December 31, 2006 and 2005, revenues from customers outside of the United States approximated 32% and 30%, respectively, of total revenues. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the US dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at December 31, 2006, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KANA Software, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kana Software, Inc.:

We have audited the accompanying consolidated balance sheets of Kana Software, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006. Our audits also include the related financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kana Software, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2006 and 2005, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” applying the modified prospective method.

/s/ Burr, Pilger & Mayer LLP

San Jose, California

March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kana Software, Inc. and subsidiaries:

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of Kana Software, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2004. Our audit also included the consolidated financial statement schedule for the year ended December 31, 2004 listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such 2004 consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2004 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California

August 26, 2005

KANA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,719	$6,216
Restricted cash	74	5,900
Accounts receivable, net of allowance of $155 and $149 in 2006 and 2005, respectively	8,756	6,095
Prepaid expenses and other current assets	1,967	2,859

Total current assets	16,516	21,070
Restricted cash, long-term	990	1,063
Property and equipment, net	1,221	1,846
Goodwill	8,623	8,623
Acquired intangible assets, net	15	148
Other assets	2,970	2,956

Total assets	$30,335	$35,706

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$—	$7,400
Note payable	327	—
Accounts payable	2,684	5,057
Accrued liabilities	6,880	8,706
Accrued restructuring	1,844	2,727
Deferred revenue	15,825	14,529
Warrant liability	—	1,090

Total current liabilities	27,560	39,509
Deferred revenue, long-term	410	506
Accrued restructuring, long-term	4,258	4,825
Other long-term liabilities	1,239	660

Total liabilities	33,467	45,500

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 35,972,283 and 33,923,783 shares issued and outstanding	36	34
Additional paid-in capital	4,302,495	4,293,063
Accumulated other comprehensive income	171	517
Accumulated deficit	(4,305,834)	(4,303,408)

Total stockholders’ equity (deficit)	(3,132)	(9,794)

Total liabilities and stockholders’ equity (deficit)	$30,335	$35,706

See accompanying notes to the consolidated financial statements.

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
License fees	$19,116	$8,094	$14,169
Services	34,914	35,034	34,731

Total revenues	54,030	43,128	48,900

Costs and Expenses:
Cost of license fees	2,460	2,995	2,449
Cost of services (1)	10,439	8,746	9,834
Amortization of acquired intangible assets	133	133	119
Sales and marketing (1)	19,616	17,682	25,745
Research and development (1)	10,765	13,232	19,579
General and administrative (1)	10,185	11,404	8,294
Impairment of internal-use software	—	6,326	1,062
Restructuring costs, net of recoveries	703	468	3,400

Total costs and expenses	54,301	60,986	70,482

Loss from operations	(271)	(17,858)	(21,582)
Interest and other income (expense), net	(738)	88	128
Registration rights penalty	(1,198)	—	—

Loss before income tax expense	(2,207)	(17,770)	(21,454)
Income tax expense	(219)	(196)	(314)

Net loss	$(2,426)	$(17,966)	$(21,768)

Basic and diluted net loss per share	$(0.07)	$(0.58)	$(0.75)

Shares used in computing basic and diluted net loss per share	34,584	30,814	28,950

(1) Includes employee stock-based compensation expense, which was allocated as follows:

	Year Ended December 31,
	2006	2005	2004
Cost of services	$211	$2	$346
Sales and marketing	752	9	646
Research and development	356	2	82
General and administrative	1,476	25	157

See accompanying notes to the consolidated financial statements.

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2003	28,436,283	$201	$4,286,508	($1,541)	$38	($4,263,674)	$21,532
Issuance of common stock upon exercise of stock options	132,635	—	276	—	—	—	276
Issuance of common stock for Employee Stock Purchase Plan	413,984	—	548	—	—	—	548
Reclassification	—	(172)	172	—	—	—	—
Amortization of deferred stock-based compensation	—	—	(254)	1,483	—	—	1,229
Acquisition of Hipbone	262,500	—	926	—	—	—	926
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	421	—	421
Net loss	—	—	—	—	—	(21,768)	(21,768)

Total comprehensive income (loss)	—	—	—	—	—	—	(21,347)

Balances at December 31, 2004	29,245,402	29	4,288,176	(58)	459	(4,285,442)	3,164
Issuance of common stock upon exercise of stock options	14,480	—	22	—	—	—	22
Adjustment	(19,910)	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	(20)	58	—	—	38
Issuance of common stock, net of fees	4,683,811	5	4,885	—	—	—	4,890
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	58		58
Net loss	—	—	—	—	—	(17,966)	(17,966)

Total comprehensive income (loss)	—	—	—	—	—	—	(17,908)

Balances at December 31, 2005	33,923,783	34	4,293,063	—	517	(4,303,408)	(9,794)
Issuance of common stock upon exercise of stock options	1,395,263	1	2,944	—	—	—	2,945
Registration rights penalty	653,237	1	1,197	—	—	—	1,198
Reclassification of warrant liability	—	—	1,864	—	—	—	1,864
Employee stock-based compensation	—	—	2,795	—	—	—	2,795
Non-employee stock-based compensation	—	—	632	—	—	—	632
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(346)	—	(346)
Net loss	—	—	—	—	—	(2,426)	(2,426)

Total comprehensive income (loss)	—	—	—	—	—	—	(2,172)

Balances at December 31, 2006	35,972,283	$36	$4,302,495	$—	$171	($4,305,834)	($3,132)

See accompanying notes to the consolidated financial statements.

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(2,426)	$(17,966)	$(21,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,453	2,326	5,471
Loss on the disposal of property and equipment	46	69	44
Amortization of acquired intangible assets	133	133	119
Employee and non-employee stock-based compensation	3,427	38	1,231
Impairment of internal-use software	—	6,326	1,062
Provision for doubtful accounts	6	(437)	(601)
Restructuring costs	703	468	3,336
Registration rights penalty	1,198	—	—
Other non-cash charges	47	—	—
Change in fair value of warrant liability	774	(331)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,350)	(1,521)	4,075
Prepaid expenses and other assets	1,134	547	(810)
Accounts payable and accrued liabilities	(4,036)	129	1,753
Accrued restructuring	(2,492)	(3,130)	(3,389)
Deferred revenue	722	(2,914)	(3,596)

Net cash used in operating activities	(1,661)	(16,263)	(13,073)

Cash flows from investing activities:
Purchases of marketable securities	—	(10,351)	(12,515)
Maturities and sales of marketable securities	—	16,740	22,901
Purchases of property and equipment	(860)	(465)	(895)
Proceeds from the sale of property and equipment	—	—	22
Acquisition, net of cash acquired	—	—	(421)
Restricted cash	—	(932)	330

Net cash provided by (used in) investing activities	(860)	4,992	9,422

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(7,400)	3,973	—
Borrowings on note payable	819	—	—
Repayments on note payable	(250)	—	—
Restricted cash	5,900	(5,900)	—
Net proceeds from issuances of common stock and warrants	2,945	6,333	824

Net cash provided by financing activities	2,014	4,406	824

Effect of exchange rate changes on cash and cash equivalents	10	(691)	317

Net decrease in cash and cash equivalents	(497)	(7,556)	(2,510)

Cash and cash equivalents at beginning of year	6,216	13,772	16,282

Cash and cash equivalents at end of year	$5,719	$6,216	$13,772

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$376	$302	$69

Cash paid during the year for income taxes	$713	$431	$426

Noncash activities:
Issuance of common stock in connection with the acquisition of Hipbone	$—	$—	$926

Reclassification of warrant liability	$1,864	$—	$—

See accompanying notes to the consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2004 and 2005 consolidated financial statements to conform to the current year presentation, none of which had an effect on total assets, total stockholders’ equity (deficit), or net loss.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, the Company evaluates estimates, including those related to revenue recognition, stock-

based compensation, provision for doubtful accounts, fair value of acquired intangible assets and goodwill, useful lives of property and equipment, income taxes, restructuring costs, and contingencies and litigation, among others. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended.

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e. persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). The Company uses the residual method described in AICPA SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

For all sales the Company uses either a signed license agreement, a signed amendment to an existing license agreement, a signed order form, a binding purchase order where we either have a signed master license agreement or an order form signed by the Company, or a signed statement of work as evidence of an arrangement.

Software delivery is primarily by electronic means. If the software or other deliverable is subject to acceptance for a specified period after the delivery, revenue is deferred until the acceptance period has expired or the acceptance provision has been met.

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

Services revenues include revenues for consulting services, customer support and training, and OnDemand hosting. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, the Company recognizes the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by AICPA SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). KANA’s consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue. OnDemand includes our KANA On Demand ‘software as a service’ and outsourcing offerings as well as Advanced Customer Services. OnDemand revenue is recognized in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy” (“SAB 104”). Revenues from On Demand services are recognized ratably over the term of the arrangement, while application fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals. Hosting service arrangements are a means of deployment whereby our customer’s software and data is physically located in third party facilities. Customers pay a fee to remotely access the hosted software and data via a secure internet connection. Hosting fees are recognized as the hosting service is delivered in accordance with SAB 104.

Vendor-specific objective evidence for consulting and training services are based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for support services is generally based on the price charged when an element is sold separately or the stated contractual renewal rates.

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

The accounts receivable aging is reviewed on a regular basis and write-offs are recorded on a case by case basis net of any amounts that may be collected.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. The Company classifies its marketable securities as “available for sale.” These items are carried at fair value, based on the quoted market prices, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). To date, unrealized and realized gains or losses have not been material. The cost of securities sold is based on the specific identification method. There were no marketable securities at December 31, 2006 and 2005.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities or payment terms. Based on borrowing rates currently available to the Company for lines of credit and note payable with similar terms, the carrying value of the Company’s line of credit and note payable obligation approximates fair value.

Certain Risks and Concentrations

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade accounts receivable. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy.

The Company’s customers are primarily concentrated in the United States and Europe. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition, and generally requires no collateral to support its accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information and, to date, such losses have been within management’s expectations. As of December 31, 2006, no customer represented more than 10% of total accounts receivable. As of December 31, 2005, four customers individually represented more than 10% of total accounts receivable, totaling 51% in aggregate of accounts receivable.

During the year ended December 31, 2006, no customer represented more than 10% of total revenues. During the years ended December 31, 2005 and 2004, one customer represented 11% of total revenues.

Restricted Cash

The Company maintained $1.1 million in current and long-term restricted cash as of December 31, 2006, primarily for the Company’s leased facilities. The Company maintained $7.0 million in current and long-term restricted cash as of December 31, 2005, primarily as collateral for the line of credit facility with Bridge Bank and for the Company’s leased facilities. Restricted cash of $5.9 million served as collateral for the line of credit facility with Bridge Bank and was classified as a current asset on the consolidated balance sheet at December 31, 2005 and $1.1 million serves as collateral for leased facilities and was classified as long term on the consolidated balance sheet at December 31, 2005.

Impairment of Long-Lived Assets

The Company periodically assesses potential impairment of its long-lived assets with estimable useful lives which include property and equipment and acquired intangible assets, in accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset. The Company recognized impairment charges for certain internal use software in 2005 as detailed below under Capitalized Software Development Costs—Internal Use.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in business combinations. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below its carrying value.

The Company tests goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently if events merit. The Company performs this test in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company has determined that it has only one reporting segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. First, the Company determines if the carrying amount of the Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If the Company determines that such impairment could have occurred, it would compare the “implied fair value” of the goodwill as defined by SFAS 142 to its carrying amount to determine the impairment loss, if any. No impairment of goodwill was identified in 2006, 2005 or 2004.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three years for computer equipment, software and furniture and fixtures, the shorter of ten years or the life of the lease for leasehold improvements, and five years for internal use software. Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations. Improvements that extend the life of a specific asset are capitalized, while normal maintenance and repairs are charged to operations as incurred.

Capitalized Software Development Costs—Internal Use

Software development costs for internal use software are capitalized pursuant to the provisions of Statement of Position 98-1, “Accounting for Software Development Costs”. Such costs include internal costs as well as costs incurred to purchase third party software, and are capitalized beginning when the Company has determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company’s management has authorized the funding of the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. The resulting asset is amortized over its estimated useful life using the straight-line method.

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

In the quarter ended December 31, 2004, the Company reviewed its operations and technology requirements, and decided to discontinue its use of certain internal use software, which resulted in a non-cash impairment charge of $1.1 million.

In the quarter ended March 31, 2005, the Company reviewed all continuing operating expenses across the entire Company, including our technology requirements. One result of this review was a decision to discontinue the use of other internal use software. The total non-cash impairment charge related to this software was $6.3 million in the first quarter of 2005.

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

Restructuring Activities

The Company has recorded a facilities consolidation charge before 2003 for its estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and are revised if estimated future vacancy rates and sublease rates vary from the Company’s original estimates. To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at December 31, 2006. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than the Company’s accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on the Company’s statement of operations in a future period.

The majority of the restructuring accrual was originally recorded pursuant to provisions of Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring” (“EITF 94-3”) and continues to be evaluated pursuant to the requirements thereof. For facilities vacated and employees terminated after December 2002, the corresponding restructuring charge was recorded pursuant to the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS 146”).

Stock-based Compensation

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

Employee stock-based compensation expense recognized under SFAS 123(R) in the consolidated statements of operations for the year ended December 31, 2006 related to stock options was $2.8 million. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the year ended December 31, 2006 was increased by $2.8 million. The implementation of SFAS 123(R) increased basic and diluted net loss per share by $0.08 for the year ended December 31, 2006. In this period a net income per share was changed to a net loss per share based on the effect of implementing SFAS 123(R). The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the year ended December 31, 2006.

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

Employee stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As new grants occur, the Company’s stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Since stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123R-3”). This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in this FSP was effective after November 10, 2005. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company has elected the “short-form” method to calculating excess tax benefits available for use in offsetting future tax shortfalls in accordance with FSP FAS 123R-3.

For stock options granted to non-employees the Company recognizes compensation expense in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).

The Company extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In October 2006, the Company extended the exercise period of approximately 211,000 vested stock options of a former employee as the result of a termination agreement. During the year ended December 31, 2006, the Company granted 57,500 stock options to four non-employees who had agreements to provide consulting services. As a result of these stock option modifications to former employees and the stock option grants to consultants, the Company recorded non-employee stock-based compensation expense of $632,000 for the year ended December 31, 2006, allocated as follows:

Sales and marketing	$119,000
Research and development	44,000
General and administrative	469,000

$632,000

See Note 7 for additional information on stock options.

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using month-end exchange rates for assets and liabilities, and average exchange rates for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit).

Transaction gains and losses that arise from exchange rate changes denominated in other than the local currency are included in general and administrative expenses in the statements of operations and are not considered material for all periods presented.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $275,000, $243,000, and $700,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and Development Costs

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. The Company expenses research and development costs as they are incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount where realization is more likely than not.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method. Outstanding warrants and stock options of 11,347,000, 10,882,000 and 9,307,000 at December 31, 2006, 2005, and 2004, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. The components of other comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) and the components of accumulated other comprehensive income are presented in the accompanying consolidated statements of stockholders’ equity (deficit).

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP Emerging Issues Task Force 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The purpose of SAB 108 is to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purposes of a materiality assessment. The guidance is effective for financial statements for fiscal years ending after November 15, 2006. SAB 108 was effective for the Company as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s over funded status or a liability for a plan’s under funded status. The requirement to recognize the funded status of a defined postretirement plan and the disclosure requirements are effective for fiscal years ending after December 31, 2006. The Company does not expect the adoption of SFAS 158 to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating the effects of implementing SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of implementing FIN 48.

In March 2006, the FASB issued EITF 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and does not anticipate changing its policy as a result of EITF 06-3.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”), which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company does not expect the adoption of SFAS 156 to have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS 155”) an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for the Company beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company does not expect the adoption of SFAS 155 to have a material impact on its financial position, results of operations or cash flows.

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

Note 3. Financial Statement Detail

Cash and cash equivalents are carried at cost, which appropriates fair value and consisted of the following (in thousands):

	December 31,
	2006	2005
Cash	$5,194	$4,617
Money market funds	525	1,599

	$5,719	$6,216

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2006	2005
Prepaid royalties	$709	$1,209
Other prepaid expenses	1,258	1,650

	$1,967	$2,859

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2006	2005
Computer equipment and software	$11,106	$10,408
Furniture and fixtures	686	602
Leasehold improvements	3,383	3,939
Internal use software	561	561

	15,736	15,510
Less accumulated depreciation and amortization	(14,515)	(13,664)

	$1,221	$1,846

Amortization of internal use software was $112,000, $544,000 and $3.0 million for the years ended December 31, 2006, 2005 and 2004 respectively.

Other assets consisted of the following (in thousands):
	December 31,
	2006	2005
Deposits	$2,317	$2,062
Prepaid royalties	653	894

	$2,970	$2,956

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2005
Accrued payroll and related expenses	$3,619	$2,693
Accrued royalties	1,262	2,027
Other accrued liabilities	1,999	3,986

	$6,880	$8,706

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Interest income	$172	$265	$294
Interest expense	(207)	(513)	(180)
Change in warrant liability	(774)	331	—
Other	71	5	14

	$(738)	$88	$128

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

The Company performed its annual impairment tests at June 30, 2006, 2005, and 2004 and concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. No events have occurred since June 30, 2006 that would require an interim impairment analysis of goodwill. The Company’s identifiable intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is three years. The Company reported amortization expense on purchased intangible assets of $133,000, $133,000, and $119,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Expected amortization expense is $15,000 in 2007. Of these amounts, 62.5% relates to purchased technology and 37.5% relates to customer relationships, based upon the allocation of the Hipbone purchase price above.

The components of goodwill and other intangibles are as follows (in thousands):

	December 31,
	2006	2005
Goodwill	$8,623	$8,623

Intangibles:
Customer Relationships	$150	$150
Purchased technology	14,650	14,650
Less: accumulated amortization	(14,785)	(14,652)

Intangibles, net	$15	$148

Note 5. Line of Credit and Note Payable

(a) Line of Credit

On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan Facility of $7.0 million (“Loan”). This Loan is made up of two parts: (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million, of which $2.0 million is available for stand-by letters of credits, settlement limits on foreign exchange contracts (FX) or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expired November 29, 2006. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall Loan Facility was increased to $7.5 million. As of December 31, 2005, the Company had $7.4 million drawn against the Loan and the Business Financing Agreement and had pledged approximately $1.9 million of accounts receivable as collateral for the Business Financing Agreement.

On March 30, 2006, the Company modified the Business Financing Agreement with Bridge Bank to increase the additional advances for accounts receivable to $2.0 million and the overall Loan Facility to $8.0 million. On November 28, 2006 the Business Financing Agreement was modified to extend the expiration date to February 28, 2007. As of December 31, 2006, the Company had no borrowings drawn against the Loan.

On February 27, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Bridge under which the Company has access to a Loan Facility of $10.0 million. (“Loan”). See Note 15 for further details.

(b) Note Payable

As of December 31, 2006, there was $327,000 classified as current portion of note payable and $242,000 classified as long-term. The long term portion was included in other long-term liabilities on the consolidated balance sheet. As of December 31, 2005, the Company had no debt outstanding other than the line of credit discussed above. The note payable consists of two obligations. The first is a promissory note with De Lage Landen Financial Services, Inc. for the financing of software license and support purchased and has a fixed interest rate of 3.15%, payable in monthly installments of principal and interest. The second obligation is with First Insurance Funding Corp of California for short-term financing of Directors and Officers insurance and has a fixed interest rate of 8.75%, payable in monthly installments of principal and interest.

			Payments Due By Period (in thousands)
Note Description	Interest Rate	Total Due	Due in 2007	Due in 2008	Due in 2009
Note - financing of software	3.15%	$406	$164	$170	$72
Note - financing of insurance	8.75%	163	163	—	—

Total		$569	$327	$170	$72

Note 6. Commitments and Contingencies

(a) Lease Obligations

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, the Company entered into letters of credit totaling $781,000 expiring in 2007 through 2011. The Company’s letters of credit can be supported by either restricted cash or the Company’s line of credit.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Non-cancelable Operating Leases(1)	(Less) Sublease Income(2)	Net
2007	$4,687	$1,756	$2,931
2008	3,622	1,206	2,416
2009	3,425	1,314	2,111
2010	2,196	974	1,222
2011	53	—	53

	$13,983	$5,250	$8,733

(1)	Includes leases for properties included in the restructuring liability.
(2)	Includes only subleases that are under contract as of December 31, 2006 and excludes future estimated sublease income for agreements not yet signed.

Rent expense for properties in use, net of sublease payments, was approximately $1.7 million, $1.9 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(b) Other Contractual Obligations

At December 31, 2006, the Company had other future contractual obligations requiring payments of $3.6 million, $457,000, $200,000, $200,000, $200,000 for the years ended December 2007, 2008, 2009, 2010 and 2011 respectively, with no required payments thereafter. These contractual obligations represent payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, consulting services, engineering services, and sales events, severance payments to terminated employees and minimum payments to an outsourcing company.

c) Litigation

On January 24, 2007, RightNow Technologies, Inc. (“RightNow”) filed a suit against the Company and four former RightNow employees who had joined the Company in the Eighteenth Judicial District Court of Gallatin County, Montana. The suit alleges violation of certain provisions of employment agreements, misappropriation of trade secrets, as well as other claims, and seeks damages. The Company is undertaking to defend itself and the named individuals to the extent required by applicable laws. The Company believes it has meritorious defenses to these claims and intends to defend against this action vigorously.

On March 16, 2006, Polaris IP, LLC filed suit against the Company, Sirius Satellite Radio, Inc., Priceline.com, Capital One, Continental Airlines, Inc., and E*Trade Financial in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 6,411,947 and 6,278,996, and seeking injunctive relief, damages and attorneys fees. On March 23, 2007, the parties entered into a settlement agreement which will result in the dismissal of this matter.

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by the Company. Although the Company believes that the plaintiffs’ claims have no merit, the Company has decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, the Company believes it has meritorious defenses to these claims and would defend against the action vigorously. Because the settlement will be funded entirely by the Company’s insurers, the Company does not believe that the settlement will have any effect on its consolidated financial condition, results of operation or cash flows and accordingly, the Company has not accrued an amount for this loss contingency in its consolidated financial statements at December 31, 2006.

Other third parties have from time to time claimed, and others may claim in the future that the Company has infringed their past, current, or future intellectual property rights. The Company in the past has been forced to litigate such claims. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in our methods of doing business, or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s results of operations, consolidated balance sheets and cash flows, due to defense costs, diversion of management resources and other factors.

(d) Indemnification

Many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed. Such indemnification provisions are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). In prior periods, the Company has incurred minimal costs related to such claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. The Company did however record a settlement charge resulting from a settlement of an infringement claim on the Company’s consolidated statement of operations for the year ended December 31, 2006, which was not considered material. Except for those related to the Polaris matter, there were no outstanding claims at December 31, 2006.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

(e) Warranties

The Company generally provides a warranty for its software products and services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. Such warranties are accounted for in accordance with SFAS 5. The Company has not provided for a warranty accrual as of December 31, 2006 or 2005 because, to date, the Company’s product warranty expense has not been significant. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

(f) Outsourcing Arrangements

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

The terms for the September 2005 private placement require additional shares of common stock and warrants to be issued in the case that the Company’s stock is delisted from The NASDAQ National Market. In October 2005, the Company’s common stock was delisted from The NASDAQ National Market and the Company issued an additional 425,358 shares of common stock and warrants to purchase 153,130 shares of common stock to the respective investors of the June and September 2005 private placements (“Investors”). These additional warrants have an exercise price of $1.966 per share and became exercisable on April 24, 2006, and will expire on October 25, 2010. These warrants were valued at $98,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. See Note 8 for further details regarding the accounting of these warrants as a liability.

In May 2006, the Company amended the registration agreement related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to certain investors (the “Investors”) to September 30, 2006 from January 27, 2006 and change the penalty for failure to register the underlying shares of common stock from a cash penalty to a share-based payment, in exchange for the issuance of 593,854 shares of common stock to the Investors. The shares were valued at approximately $1.0 million based on the fair market value of the Company’s common stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. Registration rights penalties of $337,000 and $695,000 were recorded as non-operating expenses during the first and second quarters of 2006, respectively. The September 30, 2006 registration deadline was not met and an additional 59,383 shares of common stock was issued to the Investors. The shares were valued at approximately $166,000 based on the fair market value of the Company’s common stock on September 30, 2006 less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the third quarter of 2006.

On November 9, 2006, the Company completed the registration of the shares of common stock and shares of common stock underlying the warrants issued to the Investors.

In December 2003, the Company issued to a customer a warrant to purchase 230,000 shares of common stock at $5.00 per share in connection with a marketing agreement. The warrant was valued at approximately $459,000, using the Black-Scholes valuation model with an assumed interest rate of 5.0% and volatility of 100%. This amount was accounted for as a reduction of revenue in the fourth quarter of 2003. The warrant is fully exercisable and expires five years from the date of issuance. As of December 31, 2006, the warrants were unexercised.

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balances, December 31, 2003	7,891,286	$14.91
Additional shares authorized
Options cancelled and retired	(2,328,680)	16.26
Options exercised	(132,635)	2.06		$257,911
Options granted	3,592,500	3.61

Balances, December 31, 2004	9,022,471	10.26
Options cancelled and retired	(2,803,613)	9.59
Options exercised	(14,480)	1.41		$4,237
Options granted	2,468,730	1.63

Balances, December 31, 2005	8,673,108	8.03
Options cancelled and retired	(2,212,863)	10.30
Options exercised	(1,395,263)	2.11		$1,472,165
Options granted	4,136,939	2.99

Balances, December 31, 2006	9,201,921	$6.12	7.55	$3,778,856

Options vested and exercisable and expected to be vested and exercisable at December 31, 2006	7,927,517	$6.53	7.30	$3,267,578
Options vested and exercisable at December 31, 2006	4,816,489	$8.11	6.29	$1,853,710

At December 31, 2006, the Company had 8,303,840 options available for grant under its option plans.

Options vested and exercisable at December 31, 2006 excludes certain options which are vested but not yet exercisable. In certain situations, a stock option will be vested but not exercisable. The number of shares exercisable at December 31, 2006, 2005, and 2004 were 4,816,489, 5,451,175, and 4,006,253 respectively, and the weighted average exercise price of such shares for the same periods were $8.11, $10.18, and $16.53 per share, respectively. In certain situations, a stock option will be vested but not exercisable. At December 31, 2006, 2005, and 2004, the total number of vested but unexercisable shares, were 216,666, 169,107, and 34,732, respectively, and had a weighted average exercise price of $37.73, $52.54 and $56.12 per share, respectively.

At December 31, 2006, the Company had $2.6 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 2.46 years. This amount excludes unrecognized stock-based compensation expense that relates to non-employee stock options.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2006:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.10 – 1.73	1,594,702	7.50	$1.61	738,303	$1.58
1.75 – 2.88	767,573	5.93	2.45	667,490	2.46
2.95 – 2.95	3,745,585	9.18	2.95	1,082,470	2.95
3.01 – 4.74	1,704,589	7.36	3.63	976,689	3.72
5.23 – 18.90	1,296,031	4.46	12.34	1,292,781	12.36
18.90 – 889.40	93,275	3.10	197.96	58,590	226.35
998.50 – 998.50	166	3.01	998.50	166	998.50

Total	9,201,921	7.55	$6.12	4,816,489	$8.11

Employee share based compensation recognized in 2006 as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for the periods prior to the adoption of SFAS 123(R) use the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants and rights to acquire stock granted under the Company’s employee stock purchase plan for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Stock Options			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Risk-free interest rate	4.71%	3.91%	2.66%	n/a	n/a	1.86%
Expected volatility	59%	99%	104%	n/a	n/a	105%
Expected life (in years)	5	5	5	n/a	n/a	0.5
Dividend yield	0%	0%	0%	n/a	n/a	0%

Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve.

The expected volatility of the stock options in 2006 was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure in addition to mean reversion. In 2005 and 2004, the expected volatility was based on historical data.

In the analysis of expected life the Company used an approach that determines the time from grant to exercise for options that have been exercised and adjusts this number for the expected time to exercise for options that have not yet been exercised. The expected time to exercise for options that have not yet been exercised is calculated from grant to the midpoint of contractual termination of the option and the later of measurement date or vesting date. All times are weighted by number of option shares in developing the expected life assumption. In 2005 and 2004, the expected life was based on historical data.

There were no employee stock purchase rights grants in 2006 and 2005. The weighted average fair value of the employee stock purchase rights granted under the 1999 ESPP during 2004 was $1.32 per share. The weighted-average fair value of options granted in 2006 was $1.62 per share. The weighted-average fair value and exercise price of options granted in 2005 whose exercise price is equal to the market price of the stock on the grant date was $1.23 and $1.60 per share, respectively. The weighted-average fair value and exercise price of options granted in 2005 whose exercise price exceeds the market price of the stock on the grant date was $1.07 and $1.87 per share, respectively. The weighted-average fair value of options granted in 2004 was $3.87 per share.

The forfeiture rate of employee stock options for 2006 was calculated using the Company’s historical terminations data. Forfeitures of employee stock options for 2005 and 2004 were accounted for on an as-incurred basis.

Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123. Compensation expense for pro forma purposes is reflected over the vesting period, in accordance with the method described in FIN 28. The following table presents the effect of the related adjustments on net loss and net loss per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net loss, as reported	$(17,966)	$(21,768)
Add: Stock-based employee compensation expense included in reported net loss	38	810
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(7,393)	(10,663)

Net loss, pro forma	$(25,321)	$(31,621)

Basic and diluted net loss per share:
As reported	$(0.58)	$(0.75)
Pro forma	$(0.82)	$(1.09)

The Company had used the intrinsic-value method in accounting for its stock-based compensation plans prior to 2006. Accordingly, compensation cost had been recognized in the financial statements for those options issued with exercise prices at less than fair value on the date of grant. These amounts were included as a component of stockholders’ equity (deficit) and were being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FIN 28. Amortization of deferred stock-based compensation was $38,000 and $1.2 million in 2005 and 2004, respectively. No options were granted with an exercise price below the fair market value during fiscal years 2006, 2005 and 2004.

Note 8. Warrant Liability

The warrants issued to the Investors in June, September and October 2005 (collectively referred to as the “Warrants”) had cash penalties for the failure to register the underlying shares of common stock. Pursuant to Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company recorded the Warrants as liabilities at their fair value using the Black-Scholes valuation model with changes in value reported to other income or expense each period. For the year ended December 31, 2005, $331,000 was recorded to other income for the change in fair value of the Warrants. For the year ended December 31, 2006, $774,000 was recorded to other expense for the change in fair value of the Warrants.

The Warrants require physical settlement but allow for net-share settlement if the underlying shares of common stock are not registered. A maximum of 1,914,586 shares of common stock could be issued to settle the Warrants under a net-share settlement.

As noted above in Note 7, in May 2006, the Company amended the Registration Agreement related to the Private Placements to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors. The Company amended the penalty for failure to register the underlying shares of common stock from cash to share-based payments, with a maximum limit of 59,383 penalty shares to be issued. Pursuant to EITF 00-19, with the elimination of these cash penalties and a maximum limit on penalty shares, the fair value of the Warrants on the date of this amendment was reclassified to equity from liability, and gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability were not reversed.

Note 9. Restructuring Costs

As of December 31, 2006, the Company has $6.1 million in recorded restructuring liabilities primarily related to excess leased facilities exited before 2003. The majority of this restructuring reserve was originally recorded pursuant to provisions of EITF 94-3 and continues to be evaluated pursuant to the requirements thereof. For facilities vacated after December 2002, the corresponding restructuring charge was recorded pursuant to the provisions of SFAS 146, and was recorded as a result of a change in evaluation of the real estate conditions in the United Kingdom as well as a change in sublease estimates based on communications with current and potential subtenants in the United States. Additionally, the Company vacated two buildings during 2005. These charges totaled $186,000 and $3.4 million for the years ended December 31, 2005, and 2004, respectively, and have been recorded in the Company’s consolidated statements of operations as restructuring costs.

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

In December 2006, the Company determined that it may not be able to sublease a leased facility in Princeton, New Jersey, and changed its assumption of subleasing this excess space. The Company recorded a restructuring charge of $739,000 as of December 31, 2006 mainly related to this change in estimate of sublease assumption that is not subject to any contractual arrangement. In 2006, there was also a restructuring recovery of $36,000 due to the change in estimates of termination of certain employees.

Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through January 2011 unless the Company negotiates to exit the leases at an earlier date. Sublease payments received were approximately $1.7 million, $494,000 and $141,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

A summary of restructuring expenses, payments, and liabilities for the years ended December 31, 2004, 2005, and 2006 is as follows (in thousands):

	Severance	Facilities	Total
Restructuring reserve at December 31, 2003	$184	$10,010	$10,194
Restructuring charge	—	3,400	3,400
Payments made	(184)	(2,757)	(2,941)
Sublease payments received	—	141	141

Restructuring reserve at December 31, 2004	—	10,794	10,794
Restructuring charge	282	186	468
Payments made	—	(4,204)	(4,204)
Sublease payments received	—	494	494

Restructuring reserve at December 31, 2005	282	7,270	7,552
Restructuring charge (recoveries)	(36)	739	703
Payments made	(246)	(3,557)	(3,803)
Sublease payments received	—	1,650	1,650

Restructuring reserve at December 31, 2006	$—	$6,102	$6,102

Note 10. Retirement Plan

The Company has a 401(k) retirement plan, which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified amount. The Company, at its discretion, may make additional matching contributions on behalf of the participants of the retirement plan. The Company made no contributions for the years ended December 31, 2006, 2005 and 2004.

Note 11. Income Taxes

The components of income (loss) before income taxes are as follows:

	December 31,
	2006	2005	2004
United States	$(2,609)	$(19,661)	$(19,064)
International	402	1,891	(2,390)

Total	$(2,207)	$(17,770)	$(21,454)

The 2006, 2005 and 2004 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Federal tax benefit at statutory rate	$(750)	$(6,042)	$(7,294)
Current year net operating losses and temporary differences, no tax benefit recognized	(200)	5,979	7,191
Stock-based compensation	253	—	—
Nondeductible warrant expense	670	—	—
Other permanent differences	27	63	103
Foreign taxes	219	196	314

Total income tax expense	$219	$196	$314

In 2006, 2005 and 2004 certain foreign subsidiaries were profitable, based upon application of the Company’s intercompany transfer pricing agreements, which resulted in income tax expense totaling approximately $219,000, $196,000 and $314,000 respectively, in those foreign jurisdictions.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set as follows (in thousands):

	Year Ended December 31,
	2006	2005
Deferred tax assets:
Accruals and reserves	$2,808	$1,085
Property and equipment	7,996	8,715
Credit carryforward	2,296	2,110
Stock based compensation	25,511	24,664
Other	646	2,152
Net operating loss	170,007	173,951

Gross deferred tax assets	209,264	212,677
Valuation allowance	(209,264)	(212,677)

Net deferred tax assets	$—	$—

The net change in the valuation allowance for the year ended December 31, 2006 was a decrease of approximately $3.4 million due to current year taxable income net of the effect of the expiration of tax carryforwards and other assets. The net change in the valuation allowance for the years ended December 31, 2005 and 2004 was an increase of approximately $5.6 and $14.9 million, respectively, due to current year losses net of the effect of the expiration of tax carryforwards and other assets. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

A portion of deferred tax assets relating to net operating losses pertain to acquired net operating loss carryforwards of approximately $8.6 million. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to reduce goodwill or acquired intangibles, if remaining, rather than a reduction of income tax expense.

As of December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $443.0 million and $333.6 million, respectively. The federal and state net operating loss carryforwards, if not offset against future taxable income, will expire by 2025. The Company also had foreign net operating loss carryforwards of approximately $7.9 million. The foreign losses expire at various dates and some can be carried forward indefinitely.

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

Note 12. Information About Geographic Areas

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment: specifically the licensing and support of its software applications. Revenue classification is based upon customer location. Geographic information on revenues for the years ended December 31, 2006, 2005, and 2004 is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
North America	$36,894	$30,039	$31,739
Europe	16,203	11,848	15,537
Asia Pacific	933	1,241	1,624

	$54,030	$43,128	$48,900

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, is as follows (in thousands):

	Year Ended December 31,
	2006	2005
United States	$1,974	$2,835
International	2,217	1,967

	$4,191	$4,802

Note 13. Related Party Transactions

On October 30, 2006, the Company entered into a consulting agreement with William T. Clifford, a member of KANA’s Board of Directors. Mr. Clifford has consulted with KANA’s management as an independent contractor on matters pertaining to strategic planning and business (in addition to his role as a member of the Board of Directors) for a period of twelve months that commenced on January 24, 2006. Pursuant to the terms of the Agreement, KANA will pay Mr. Clifford a fee of $59,900 in consideration for his consulting services and this amount was still outstanding to him as of December 31, 2006.

Note 14. Restated Quarterly Financial Data (Unaudited)

Subsequent to the issuance of the Company’s condensed consolidated interim financial statements for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006, the Company determined that non-cash compensation expenses relating to certain options granted in 1999 were incorrectly recorded as employee stock-based compensation in each of the first three quarters of 2006. Additionally, certain other revenue and expense items including services revenue, cost of license fees, non-employee stock-based compensation and registration rights penalty were recorded in the improper quarter within 2006. As a result, the balance sheets, operating results and share data presented below for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006 have been restated.

Restated condensed consolidated financial statements reflect the following adjustments during the first three quarters of 2006. Note that numbers in parentheses represent an increase in expense and /or a decrease in income or revenue. Numbers with no parentheses represent a decrease in expense and /or an increase in income or revenue.

	Effects on Net Loss – (Increase) Decrease
	Three Months Ended Mar. 31, 2006 As Restated	Three Months Ended June 30, 2006 As Restated	Six Months June 30, 2006 As Restated	Three Months Sept. 30, 2006 As Restated	Nine Months Sept. 30, 2006 As Restated
	Amounts in thousands, except per share data (unaudited)
Net Adjustments to:
Revenues:
License fees	$—	$36	$36	$(36)	$—
Services	—	—	—	89	89

Total revenues	—	36	36	53	89

Costs and Expenses:
Cost of license fees
Royalty costs	158	—	158	—	158

Subtotal	158	—	158	—	158

Cost of services
Stock-based compensation	19	20	39	24	63

Subtotal	19	20	39	24	63

Sales and marketing
Stock-based compensation	168	170	338	157	495
Other expenses	33	(32)	1	32	33

Subtotal	201	138	339	189	528

Research and development
Stock-based compensation	120	123	243	75	318
Other expenses	(70)	10	(60)	60	—

Subtotal	50	133	183	135	318

General and administrative
Stock-based compensation	43	210	253	13	266
Other expenses	11	75	86	179	265

Subtotal	54	285	339	192	531

Restructuring costs
Other expenses	(46)	—	(46)	—	(46)

Subtotal	(46)	—	(46)	—	(46)

Total costs and expenses	436	576	1,012	540	1,552

Income (loss) from operations	436	612	1,048	593	1,641
Registration rights penalty	(337)	337	—	—	—

Income (loss) before income taxes	99	949	1,048	593	1,641

Net income (loss)	$99	$949	$1,048	$593	$1,641

Basic net income (loss) per share	$0.00	$0.03	$0.03	$0.02	$0.05

Diluted net income (loss) per share	$0.00	$0.03	$0.03	$0.02	$0.05

Shares used in computing basic net income (loss) per share	33,924	34,296	34,111	34,570	34,265
Shares used in computing diluted net income (loss) per share	33,924	34,754	34,111	35,647	34,265

	Mar. 31, 2006 As Previously Reported	Mar. 31, 2006 As Restated	June 30, 2006 As Previously Reported	June 30, 2006 As Restated	Sept. 30, 2006 As Previously Reported	Sept. 30, 2006 As Restated
	Amounts in thousands, except per share data (unaudited)
Condensed Consolidated Balance Sheets:
Assets
Current assets:
Cash and cash equivalents	$3,646	$3,646	$3,592	$3,592	$4,634	$4,634
Restricted cash	5,900	5,900	—	—	—	—
Accounts receivable, net of allowance	6,274	6,223	9,306	9,306	7,288	7,288
Prepaid expenses and other current assets	2,477	2,477	2,318	2,318	2,372	2,372

Total current assets	18,297	18,246	15,216	15,216	14,294	14,294
Restricted cash, long-term	1,045	1,045	1,055	1,055	1,063	1,063
Property and equipment, net	1,502	1,456	1,140	1,056	1,331	1,285
Goodwill	8,623	8,623	8,623	8,623	8,623	8,623
Acquired intangible assets, net	115	115	82	82	48	48
Other assets	2,872	2,872	3,158	3,158	3,029	3,029

Total assets	$32,454	$32,357	$29,274	$29,190	$28,388	$28,342

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Line of credit	$7,857	$7,857	$2,025	$2,025	$—	$—
Note payable	—	—	—	—	149	149
Accounts payable	3,142	3,142	3,648	3,648	2,821	2,821
Accrued liabilities	8,138	8,292	8,737	8,514	7,002	6,546
Accrued restructuring	2,464	2,464	2,136	2,136	1,992	1,992
Deferred revenue	13,418	13,418	14,060	14,024	15,637	15,548
Warrant liability	1,652	1,652	—	—	—	—

Total current liabilities	36,671	36,825	30,606	30,347	27,601	27,056
Deferred revenue, long-term	684	684	484	484	570	570
Accrued restructuring, long-term	4,379	4,379	4,329	4,329	3,802	3,802
Other long-term liabilities	680	680	611	611	937	937

Total liabilities	42,414	42,568	36,030	35,771	32,910	32,365

Stockholders’ equity (deficit):
Common stock	34	34	35	35	35	35
Additional paid-in capital	4,294,019	4,293,669	4,297,724	4,296,851	4,300,569	4,299,427
Accumulated other comprehensive income	473	473	354	354	325	325
Accumulated deficit	(4,304,486)	(4,304,387)	(4,304,869)	(4,303,821)	(4,305,451)	(4,303,810)

Total stockholders’ equity (deficit)	(9,960)	(10,211)	(6,756)	(6,581)	(4,522)	(4,023)

Total liabilities and stockholders’ equity (deficit)	$32,454	$32,357	$29,274	$29,190	$28,388	$28,342

	For the Quarter Ended
	Mar. 31, 2006 As Previously Reported	Mar. 31, 2006 As Restated	June 30, 2006 As Previously Reported	June 30, 2006 As Restated	Sept. 30, 2006 As Previously Reported	Sept. 30, 2006 As Restated
	Amounts in thousands, except per share data (unaudited)
Condensed Consolidated Statements of Operations Data:
Revenues:
License fees	$2,861	$2,861	$5,906	$5,942	$4,381	$4,345
Services	8,572	8,572	8,633	8,633	8,722	8,811

Total revenues	11,433	11,433	14,539	14,575	13,103	13,156

Costs and Expenses:
Cost of license fees	609	451	761	761	832	832
Cost of services (1)	2,306	2,287	2,446	2,426	2,539	2,515
Amortization of acquired intangible assets	33	33	33	33	34	34
Sales and marketing (1)	3,950	3,749	5,359	5,221	4,514	4,325
Research and development (1)	2,620	2,570	2,322	2,189	2,853	2,718
General and administrative (1)	2,343	2,289	2,668	2,383	2,779	2,587
Restructuring costs	(36)	10	—	—	—	—

Total costs and expenses	11,825	11,389	13,589	13,013	13,551	13,011

Income (loss) from operations	(392)	44	950	1,562	(448)	145
Interest and other income (expense), net	(658)	(658)	(253)	(253)	85	85
Registration rights penalty	—	(337)	(1,032)	(695)	(166)	(166)

Income (loss) before income taxes	(1,050)	(951)	(335)	614	(529)	64
Income tax expense	(28)	(28)	(48)	(48)	(53)	(53)

Net income (loss)	$(1,078)	$(979)	$(383)	$566	$(582)	$11

Basic net income (loss) per share	$(0.03)	$(0.03)	$(0.01)	$0.02	$(0.02)	$0.00

Shares used in computing basic net income (loss) per share	33,924	33,924	34,296	34,296	34,570	34,570
Diluted net income (loss) per share	$(0.03)	$(0.03)	$(0.01)	$0.02	$(0.02)	$0.00

Shares used in computing diluted net income (loss) per share	33,924	33,924	34,296	34,754	34,570	35,647

(1)	Includes employee stock-based compensation expense, which was allocated as follows:

	For the Quarter Ended
	Mar. 31, 2006 As Previously Reported	Mar. 31, 2006 As Restated	June 30, 2006 As Previously Reported	June 30, 2006 As Restated	Sept. 30, 2006 As Previously Reported	Sept. 30, 2006 As Restated
	Amounts in thousands (unaudited)
Cost of services	$74	$54	$57	$37	$86	$62
Sales and marketing	358	190	299	123	373	222
Research and development	221	92	187	58	161	102
General and administrative	303	44	267	41	958	1,099

Total	$956	$380	$810	$259	$1,578	$1,485

Note 15. Subsequent Events

On March 23, 2007, the Company settled its litigation with Polaris IP, LLC. In exchange for payment of a quarterly license fee through 2011, the Company received a perpetual license to certain patents, including those at issue in the litigation, and the parties agreed to dismiss their claims against each other with prejudice. The terms of the settlement included the release and dismissal of the Company’s customers named in the litigation. The expense related to this settlement has been recorded in the Company’s consolidated financial statements as of December 31, 2006 and was not considered material.

On February 27, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Bridge under which the Company has access to a Loan facility of $10.0 million (“Loan”). This Loan is a formula based revolving line of credit based on 80% of eligible receivables subject to two sub limits; a sub limit of $2.5 million that is available for stand-by letters of credit, settlement limits on foreign exchange contracts (FX) or cash management products and a maximum amount of $5.0 million available as a Term Loan. The total combined borrowing under the Loan and sublimits cannot exceed $10.0 million. The Loan is collateralized by all of the Company’s assets and expires February 27, 2009 at which time the entire balance under the formula based line of credit will be due. The Company has a twelve month period to draw down against the Term Loan, which is repaid over a 36 month period. Interest for the Formula Based Revolving Line of Credit accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25% while interest for the Term Loan accrues at the WSJ’s Prime Lending Rate plus 1.75%. The Loan Facility contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If we are not in compliance with the covenants of the Loan Facility, Bridge Bank has the right to declare an event of default and all of the outstanding balances owed under the Loan Facility would become immediately due and payable.

On January 24, 2007, RightNow Technologies, Inc. (“RightNow”) filed a suit against the Company and four former RightNow employees who had joined the Company in 2007 in the Eighteenth Judicial District Court of Gallatin County in Montana, alleging violation of certain provisions of their employment agreements, misappropriation of trade secrets, as well as other claims, and seeking damages. The Company is undertaking to defend itself and the named individuals to the extent required by applicable laws. The Company believes it has meritorious defenses to these claims and intends to defend against this action vigorously.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In January 2006, Deloitte & Touche LLP (“D&T”) informed us that it would resign as our independent registered public accounting firm upon the completion of its review of our financial statements for the quarter and six months ended June 30, 2005.

In March 2006, we appointed Burr, Pilger & Mayer LLP as our new independent registered public accounting firm.

D&T did not include in their report on the Company’s financial statements as of December 31, 2004 and for the year then ended an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope, or accounting principle, nor were there disagreements between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to D&T’s satisfaction, would have caused D&T to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements as of and for the year ended December 31, 2004. In the course of the audit of the Company’s consolidated financial statements for the year ended December 31, 2004, D&T identified and reported material weaknesses in the Company’s internal control over financial reporting. First, we had weaknesses in its general accounting processes related to insufficient documentation and analyses to support its consolidated financial statements, failure to properly evaluate estimates of royalties due, inadequate reconciliation of inter-company accounts, insufficient staffing in the accounting and reporting function, which was exacerbated by changes in management and accounting personnel, and insufficient training of its accounting department. Second, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, this required adjustments to the Company’s consolidated financial statements for the year ended December 31, 2004. Third, we had multiple and inconsistent travel and entertainment policies and inadequate processes and procedures for review of expense reimbursement requests that were also a material weakness in internal controls.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures as of the end of the period covered by this report and found that they were not effective as a result of the material weaknesses described below.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes noted below:

•	The new processes and internal controls developed and implemented during the quarters ended March 31, 2006 and June 30, 2006 were tested and determined to be effective.

During the quarter ended September 30, 2006, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended June 30, 2006, we had the following changes that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting:

•

On May 16, 2006, we replaced our Domestic Controller with a Director of Finance who is a Certified Public Accountant and has 17 years of financial management experience in high-tech companies to address shortfalls in staffing and to assist with accounting, finance, internal audits and information technology. This change addressed the internal control weakness related to insufficient staffing in the accounting and reporting functions.

•

As of June 30, 2006, we implemented a policy of review of all domestic journal entries, including consolidated entries, for adequate document support by our Director of Finance before the entry is posted. This change was made to address the internal control weakness related to independent review of journal entries and insufficient documentation or support for journal entries and consolidation entries.

•

As of June 30, 2006, we relocated our worldwide consolidation activities from our Netherlands office to our corporate headquarters in Menlo Park, California. This change was made to address the internal control weakness related to our insufficient documentation and analysis to support the consolidated financial statements. By preparing the worldwide consolidation in our headquarters, there is greater control and visibility over the consolidation process.

•

As of June 30, 2006, we implemented a policy under which our management performs a top level balance sheet and income statement “flux analysis” comparing the changes from the prior period’s financial statements and analyzing the differences. This change was made to address the general weakness in our general accounting processes related to documentation and analyses to support the consolidated financial statements. By performing a higher level management review of financial statements, we have greater assurance of the overall accuracy of the financial statements.

•

As of June 30, 2006, we implemented a program to train our accounting staff to perform monthly analyses on general ledger accounts comparing the changes from the prior period’s financial statements and analyzing the differences. This change was made to address the internal control weakness related to insufficient training in the accounting department.

During the quarter ended March 31, 2006, we had the following changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•

On February 8, 2006, we hired our Vice President of Finance who is a Certified Public Accountant and has over 30 years of financial management experience including over 20 years working in SEC reporting companies. This change addressed the internal control weakness related to insufficient staffing in the accounting and reporting function. Additionally, we engaged service providers on a permanent basis to address shortfalls in staffing and to assist with accounting, finance, internal audits and information technology.

•

As of March 31, 2006, we transferred the responsibility for accounting for royalties to a member of the general accounting team to establish a separation of duties between the revenue and order processing function and calculating royalties related to customer shipments. This change was made to address the internal control weakness related to the failure to properly evaluate estimates of royalties due.

During the quarter ended December 31, 2005, there were no changes that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2005, we had the following changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•

As of March 31, 2005, management adopted a single, comprehensive travel and entertainment reimbursement policy and implemented enhanced procedures and controls for the submission and review of expense reimbursement requests. This change was made to address the internal control weakness related to erroneous expense reimbursements as a result of inconsistent travel and entertainment policies, inadequate review of expense reimbursement requests and carelessness.

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

During the first quarter of 2005, the Audit Committee adopted various remedial measures, including a requirement that Mr. Bay and others immediately repay the amounts that the Audit Committee determined were inappropriate. Mr. Bay and the other individuals have repaid these amounts in full. The Audit Committee has also directed that management adopt a single, comprehensive travel and entertainment reimbursement policy and implement enhanced procedures and controls for the submission and review of expense reimbursement requests. Management has implemented these measures, and the Audit Committee will continue to monitor the effectiveness of these remedial measures. In addition, our independent directors determined that it would be advisable to separate the roles of Chairman of the Board of Directors and Chief Executive Officer. Accordingly, Mr. Bay resigned from his position as Chairman of the Board of Directors, effective May 23, 2005, but he retained his positions as a director and as Chief Executive Officer. Subsequently, on August 25, 2005, Mr. Bay resigned from his position as Chief Executive Officer, and Mr. Bay’s position as a director expired at the Annual Stockholders Meeting held in November 2005.

We have determined that the dollar amounts involved in the excess reimbursements were not material for the 2002-2004 financial periods. However, the existence of multiple and inconsistent travel and entertainment policies and inadequate processes and procedures for review of expense reimbursement requests represented a material weakness in our internal controls. A material weakness in internal control is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our former independent registered public accounting firm identified and reported additional material weaknesses in our internal control over financial reporting. First, we had weaknesses in our general accounting processes related to insufficient documentation and analyses to support our consolidated financial statements, failure to properly evaluate estimates of royalties due, inadequate reconciliation of inter-company accounts, insufficient staffing in the accounting and reporting function, which was exacerbated by changes in management and accounting personnel, and insufficient training of our accounting department. Second, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, this required adjustments to our financial statements for the year ended December 31, 2004.

Our management has determined that the material weaknesses as of December 31, 2004 continued to exist during 2005. As a result, we concluded that our internal controls over financial reporting were not effective as of December 31, 2005. We believe that these material weaknesses did not have a material impact on our consolidated financial statements included in this report due to the fact that we performed substantial analysis on the December 31, 2005 and prior period financial statement balances, including performing historical account reconciliations, having account balance analyses reviewed by senior management, and reconstructing certain account balances. However, these material weaknesses increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or accounting principles generally accepted in the United States of America, and they increase the risk of error.

Management, with the oversight of the Audit Committee of the Board of Directors, has addressed these material weaknesses and has implemented controls to remediate these internal control weaknesses. Management believes that it has corrected the material weakness relating to travel and entertainment expense reimbursement by the end of the first quarter of 2005. New processes and internal controls have been approved and implemented and management has concluded that as of December 31, 2006, these controls are operating effectively.

During the 2006 year-end close we identified and reported a material weakness in our internal control over financial reporting related to stock-based compensation. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. This material weakness related to our failure to complete a proper analysis of historical stock option vesting data within our system, which resulted in a net overstatement of our stock-based compensation during the interim reporting periods of fiscal year 2006. As a result of this material weakness, quarterly results of operations have been restated, as provided in Note 14 of the accompanying consolidated financial statements, and prior period pro-forma informational disclosure of expenses in accordance with SFAS 123 have also been restated as provided in Note 7 of the accompanying consolidated financial statements.

As a result, we are unable to conclude that our disclosure controls and procedures were effective as of December 31, 2006.

Management, with the oversight of the Audit Committee of the Board of Directors, has begun to address this material weakness and is committed to effective remediation of this material weakness as expeditiously as possible. Management has implemented a procedure to review the stock option reports on a quarterly basis to assure that only current employee options that are expected to vest are included in the employee stock-based compensation expense for such period. This material weakness will not be considered remediated until new internal controls are developed and implemented throughout the Company, are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding executive officers may be found in the section captioned “Executive Officers of the Registrant” (Part I, Item 4A) of this Annual Report on Form 10-K. Information regarding our directors, Code of Ethics and compliance with Section 16(a) of the Exchange Act may be found in sections captioned “Proposal One – Election of Directors,” “Code of Ethics and Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders. This information is incorporated herein by reference.

Our Board of Directors has adopted a Code of Ethics and Conduct applicable to all of our directors, officers and employees, as required by applicable securities laws and the rules of the SEC and listing standards of The NASDAQ Stock Market. A copy of our Code of Ethics and Conduct is posted in the Corporate Governance section of our Internet website at www.kana.com under Investor Relations.

ITEM 11.	EXECUTIVE COMPENSATION.

Information with respect to this item may be found in the sections captioned “Executive Compensation and Related Information” and “Compensation Discussion and Analysis” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to this item may be found in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Related Information appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions, and Director Independence” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information with respect to this item may be found in the section captioned “Principal Accountant Fees and Services” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders. This information is incorporated herein by reference.

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

3. Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as amended October 12, 2001.	10-K	000-27163	3.05	3/28/03

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Rights Agreement, dated as of January 26, 2006, by and between Kana Software, Inc. and U.S. Stock Transfer Corporation.	8-K	000-27163	4.02	1/31/06

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Kana Software, Inc. 1999 Employee Stock Purchase Plan, as amended.**	S-4/A	333-59754	10.23	5/18/01

10.03	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.05	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.02	11/14/06

10.07	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended, related forms of agreements.**	S-8±	333-38480	4.09	6/02/00

10.08	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**	S-4/A±	333-4896	4.09	11/09/00

10.09	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II.	10-Q±	000-27163	10.03	5/11/00

10.10	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	10-Q±	000-27163	10.4	11/13/00

10.11	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

10.12	Warrant to Purchase Common Stock, dated August 7, 2001, between Kana Communications, Inc. and General Electric Capital Corporation.	S-3	333-77068	4.12	1/18/02

10.13	Warrant to Purchase Common Stock, dated September 5, 2001, between Kana Communications, Inc. and Banca 121.	S-3	333-77068	4.13	1/18/02

10.14	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

10.15	Form of Contingent Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A	000-27163	99.02	12/13/01

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Form of Commitment Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A	000-27163	99.03	12/13/01

10.17	Warrant to Purchase Common Stock, dated September 5, 2001 between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

10.18	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.19	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.20	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.21	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.22	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.23	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.24	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.25	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.26	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.28	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.29	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.30	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.31	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

10.32	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.33	Offer letter to John M. Thompson dated October 8, 2004.**	10-Q	000-27163	10.2	11/15/04

10.34	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.35	Consulting Agreement, between Kana Software, Inc. and Michael S. Fields, dated as of July 25, 2005.**	8-K/A	000-27163	10.02	11/23/05

10.36	Business Financing Agreement, dated as of November 30, 2005, between Bridge Bank, National Association and Kana Software, Inc.	8-K	000-27163	10.01	12/07/05

10.37	Business Financing Agreement, dated as of December 29, 2005, between Bridge Bank, National Association and Kana Software, Inc.	10-K	000-27163	10.41	7/06/06

10.38	Business Financing Modification Agreement, dated as of December 29, 2005, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.42	7/06/06

10.39	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.43	7/06/06

10.40	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.44	7/06/06

10.41	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Alan Hubbard, dated February 14, 2006.**	8-K	000-27163	10.01	2/21/06

10.42	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.43	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Brian Kelly, dated May 31, 2006.**	8-K	000-27163	10.01	6/13/06

10.44	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/09/97

10.45	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/06/06

10.46	Consulting Agreement, between Kana Software, Inc. and William T. Clifford, dated October 30, 2006.**	8-K	000-27163	10.01	11/03/06

10.47	Offer Letter to Jay A. Jones, dated as of August 14, 2006.**	10-Q	000-27163	10.03	11/14/06

21.01	List of subsidiaries of Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

23.02	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (included on page 87 of this Annual Report on Form 10-K).					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

KANA SOFTWARE, INC.

	Balance at Beginning of Year	Amounts recorded in Write-off and Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2006	$149	$90	$(84)	$155
Year ended December 31, 2005	$586	$26	$(463)	$149
Year ended December 31, 2004	$1,187	$(569)	$(32)	$586

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, state of California, on March 30, 2007.

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

Date: March 30, 2007	By	/s/ MICHAEL S. FIELDS
Michael S. Fields
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 30, 2007	By	/s/ JOHN M. THOMPSON
John Thompson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2007	By	/s/ JERRY R. BATT
Jerry R. Batt
Director

Date: March 30, 2007	By	/s/ STEPHANIE VINELLA
Stephanie Vinella
Director

Date: March 30, 2007	By	/s/ MICHAEL J. SHANNAHAN
Michael J. Shannahan
Director

Date: March 30, 2007	By	/s/ WILLIAM T. CLIFFORD
William T. Clifford
Director

Date: March 30, 2007	By	/s/ JOHN F. NEMELKA
John F. Nemelka
Director

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as amended October 12, 2001.	10-K	000-27163	3.05	3/28/03

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Rights Agreement, dated as of January 26, 2006, by and between Kana Software, Inc. and U.S. Stock Transfer Corporation.	8-K	000-27163	4.02	1/31/06

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Kana Software, Inc. 1999 Employee Stock Purchase Plan, as amended.**	S-4/A	333-59754	10.23	5/18/01

10.03	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.05	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.02	11/14/06

10.07	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended, related forms of agreements.**	S-8±	333-38480	4.09	6/02/00

10.08	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**	S-4/A±	333-4896	4.09	11/09/00

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.09	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II.	10-Q±	000-27163	10.03	5/11/00

10.10	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	10-Q±	000-27163	10.4	11/13/00

10.11	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

10.12	Warrant to Purchase Common Stock, dated August 7, 2001, between Kana Communications, Inc. and General Electric Capital Corporation.	S-3	333-77068	4.12	1/18/02

10.13	Warrant to Purchase Common Stock, dated September 5, 2001, between Kana Communications, Inc. and Banca 121.	S-3	333-77068	4.13	1/18/02

10.14	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

10.15	Form of Contingent Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A	000-27163	99.02	12/13/01

10.16	Form of Commitment Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A	000-27163	99.03	12/13/01

10.17	Warrant to Purchase Common Stock, dated September 5, 2001 between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

10.18	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.19	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.20	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.22	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.23	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.24	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.25	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.26	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.27	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.28	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.29	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.30	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.31	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.32	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.33	Offer letter to John M. Thompson dated October 8, 2004.**	10-Q	000-27163	10.2	11/15/04

10.34	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

10.35	Consulting Agreement, between Kana Software, Inc. and Michael S. Fields, dated as of July 25, 2005.**	8-K/A	000-27163	10.02	11/23/05

10.36	Business Financing Agreement, dated as of November 30, 2005, between Bridge Bank, National Association and Kana Software, Inc.	8-K	000-27163	10.01	12/07/05

10.37	Business Financing Agreement, dated as of December 29, 2005, between Bridge Bank, National Association and Kana Software, Inc.	10-K	000-27163	10.41	7/06/06

10.38	Business Financing Modification Agreement, dated as of December 29, 2005, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.42	7/06/06

10.39	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.43	7/06/06

10.40	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.44	7/06/06

10.41	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Alan Hubbard, dated February 14, 2006.**	8-K	000-27163	10.01	2/21/06

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.42	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.43	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Brian Kelly, dated May 31, 2006.**	8-K	000-27163	10.01	6/13/06

10.44	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/09/97

10.45	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/06/06

10.46	Consulting Agreement, between Kana Software, Inc. and William T. Clifford, dated October 30, 2006.**	8-K	000-27163	10.01	11/03/06

10.47	Offer Letter to Jay A. Jones, dated as of August 14, 2006.**	10-Q	000-27163	10.03	11/14/06

21.01	List of subsidiaries of Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

23.02	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (included on page 87 of this Annual Report on Form 10-K).					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.