Form 10-K/A
period 2006-12-31
KANA SOFTWARE INC
filed 2007-04-30
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $63,857,628 based upon the closing sales price of the Registrant’s Common Stock as reported on the Pink Sheets of $1.85.

At March 28, 2007 the Registrant had outstanding approximately 36,201,749 shares of Common Stock, $0.001 par value per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended December 31, 2006 that we filed on April 2, 2007 with the Securities and Exchange Commission. We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III. We will include the information contained in Part III in our Proxy Statement for our 2007 Annual Meeting of Stockholders. Except as described above, no other amendments are being made to our Annual Report on Form 10-K filed on April 2, 2007.

Kana Software, Inc.

Form 10-K/A

For the Fiscal Year Ended December 31, 2006

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our Board of Directors currently consists of six (6) directors and is divided into three classes with staggered three-year terms. The names of our directors and certain biographical information about each (including their ages as of February 28, 2007) are set forth below:

Name	Age	Position
Michael S. Fields	61	Chairman of the Board of Directors and Chief Executive Officer

Jerry R. Batt	56	Director

William T. Clifford	60	Director

John F. Nemelka	41	Director

Michael J. Shannahan	58	Director

Stephanie Vinella	52	Director

Michael S. Fields. Mr. Fields joined our Board of Directors in June 2005 and since July 2005, has been serving as our Chairman of the Board of Directors. From July 2005 to August 2005, Mr. Fields served as acting President of KANA. In August 2005, Mr. Fields was appointed Chief Executive Officer of KANA. Mr. Fields has been the Chairman and Chief Executive Officer of The Fields Group, a venture capital and management consulting firm, since May 1997. In June 1992, Mr. Fields founded OpenVision Technologies, Inc., a supplier of computer systems management applications for open client/server computing environments, and served as its Chief Executive Officer from July 1992 to July 1995 and its Chairman of the Board of Directors from July 1992 to April 1997. Prior to these positions, Mr. Fields managed sales organizations at Oracle U.S.A., Inc., where he served as President, Applied Data Research and Burroughs Corporation. Mr. Fields also serves on the Board of Directors of Imation Corporation and two privately-held companies, ViaNovus, Inc. and Crucian Global Services, Inc. Mr. Fields is a Class III Director whose current term expires at the annual meeting of stockholders to be held in 2008.

Jerry R. Batt. Mr. Batt joined our Board of Directors in August 2003. Mr. Batt has served as Vice President and Chief Information Officer of Pulte Homes, Inc., a national home building and construction company, since September 2003. From July 2001 to July 2003, Mr. Batt was the Chief Information Officer and Vice President of Sprint PCS, a communications company. From April 2000 to July 2001, Mr. Batt co-founded and was Chief Executive Officer of Foxfire Consulting, an IT consulting and systems integration firm specializing in the telecommunications industry. From 1973 to January 2000, Mr. Batt held positions where he was responsible for consumer long distance account management, billing and customer service platform at AT&T, a communications company. Mr. Batt holds B.S. degrees in Industrial Engineering and Operations Research from Virginia Tech University. Mr. Batt is a Class II Director whose current term expires at the annual meeting of stockholders to be held in 2007.

William T. Clifford. Mr. Clifford joined our Board of Directors in December 2005. Since August 2005, Mr. Clifford has served as Chairman of the Board of Directors and Chief Executive Officer of Aperture Technologies, Inc., an enterprise software solution company. From 2001 to 2003, Mr. Clifford served as a general partner of The Fields Group, a venture capital and management consulting firm. From 1993 to 2000, Mr. Clifford held a number of executive positions at Gartner Group, Inc., an information technology research and market company, including President and Chief Executive Officer. Prior to these positions, Mr. Clifford was President of the central and national account divisions and Corporate Vice President, Information Systems Development at Automatic Data Processing, Inc., a transaction processing and data communication services company. Mr. Clifford holds a degree in Economics from University of Connecticut. Mr. Clifford also serves on the Board of Directors of two privately-held companies, Crucian Global Services, Inc. and GridApp Systems, Inc. Mr. Clifford is a Class II Director whose current term expires at the annual meeting of stockholders to be held in 2007.

John F. Nemelka. Mr. Nemelka joined our Board of Directors in October 2005. Mr. Nemelka founded NightWatch Capital Group, LLC, an investment management business, and has served as its Managing Principal since the formation in July 2001. From 1997 to 2000, Mr. Nemelka was a Principal at Graham Partners, a private investment firm and affiliate of the privately-held Graham Group. From 2000 to 2001, Mr. Nemelka was a Consultant to the Graham Group. Mr. Nemelka holds a B.S. degree in Business Administration from Brigham Young University and a M.B.A. degree from the Wharton School at the University of Pennsylvania. Mr. Nemelka also serves on the Board of Directors of a privately-held company. Mr. Nemelka is a Class III Director whose current term expires at the annual meeting of stockholders to be held in 2008.

        Michael J. Shannahan. Mr. Shannahan joined our Board of Directors in June 2005. Since February 2005, Mr. Shannahan has served as Chief Financial Officer of Medsphere Systems Corporation, a software company in the healthcare industry. Mr. Shannahan has also served as Chief Financial Officer of Chordiant Software, Inc., a management software company, from August 2003 to October 2004; Sanctum Inc., a web applications security company, from October 2001 to November 2002 and Broadband Office, Inc., a communication services company, from January 2001 to September 2001. From August 1999 to January 2001, Mr. Shannahan served as Chief Financial Officer of mySimon, Inc., an e-commerce company. Prior to these positions, Mr. Shannahan spent eighteen years with KPMG Peat Marwick, an accounting firm, as a partner in the Information, Communication and Entertainment practice. Mr. Shannahan holds a B.S. degree in Business Administration with a concentration in Accounting and a B.A. degree from Rockhurst College. Mr. Shannahan also serves on the Board of Directors of Critical Path, Inc. and a privately-held company. Mr. Shannahan is a Class II Director whose current term expires at the annual meeting of stockholders to be held in 2007.

Stephanie Vinella. Ms. Vinella joined our Board of Directors in November 2004. Since January 2005, Ms. Vinella has served as Chief Financial Officer of Nextance Inc., a provider of enterprise contract management solutions. Since April 2005, Ms. Vinella has served as a venture partner of Swan Ventures, a venture capital firm. From November 1999 to August 2004, Ms. Vinella served as Chief Financial Officer of AlphaBlox Corporation, a business analytic software company. From 1990 to 1999, Ms. Vinella served as Chief Financial Officer of Edify Corporation, a software company. Ms. Vinella holds a B.S. degree in Accounting from the University of San Francisco and a M.B.A. degree from Stanford University. Ms. Vinella is a Class I Director whose current term expires at the annual meeting of stockholders to be held in 2007.

Executive Officers

The names of our current executive officers and certain biographical information about each (including their ages as of February 28, 2007) are set forth below:

Name	Age	Position
Michael S. Field (1)	61	Chairman of the Board of Directors and Chief Executive Officer

John M. Thompson	61	Executive Vice President and Chief Financial Officer

Jay A. Jones	52	Senior Vice President and Chief Administrative Officer

William Rowe	56	Senior Vice President, Global Sales and Service

William A. Bose	40	Vice President and General Counsel

(1)	Mr. Fields’ biographical information appears above. See “Board of Directors.”

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

Jay A. Jones. Mr. Jones joined KANA in September 2006 and currently serves as our Senior Vice President and Chief Administrative Officer. Mr. Jones served as Senior Vice President, Chief Information Officer of VERITAS Software Corporation, an enterprise storage and performance company, from September 2004 to July 2005. From January 1999 to September 2004, Mr. Jones served as Chief Administrative Officer of VERITAS Software Corporation, and from March 1993 to January 1999, Mr. Jones served as Vice President, General Counsel & Secretary of VERITAS Software Corporation and OpenVision Technologies, Inc., a systems management software company which was acquired by VERITAS Software Corporation. Prior to OpenVision Technologies, Inc., Mr. Jones was senior corporate counsel for Oracle Corporation. Mr. Jones holds a B.S. degree in architecture from Howard University, a M.S. degree in City Planning from University of California at Berkeley and a J.D. degree from University of California at Berkeley. Mr. Jones is also a member of the California Bar.

William Rowe. Mr. Rowe joined KANA in January 2006 and currently serves as our Senior Vice President, Global Sales and Service. From May 2004 to January 2006, Mr. Rowe served as Vice President of Sales and Marketing for Global Card Services, a credit card middleware solutions and services company. From July 2002 to February 2004, Mr. Rowe held various sales and marketing positions with Winvista Corporation, a software and network management tools company. From November 1997 to June 2001, Mr. Rowe was a sales director with BearingPoint, Inc. (formerly KPMG Consulting LLC), an accounting firm. Mr. Rowe holds a B.A. degree in Business from Trinity University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based on our review of reporting forms we have received from our executive officers and directors, we believe that such persons have filed, on a timely basis, the reports required under Section 16(a) of the Exchange Act for fiscal year 2006.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics and Conduct applicable to all of our directors, officers and employees, as required by applicable securities laws and the rules of the U.S. Securities and Exchange Commission (the “SEC”) and listing standards of The NASDAQ Stock Market. A copy of the Code of Ethics and Conduct is posted in the Corporate Governance section of our Internet website at www.kana.com under “Investor Relations.”

Procedures by Which Security Holders May Recommend Nominees to the Board of Directors

There has been no material change by which the Governance and Nominating Committee will consider stockholder recommendations for director candidates. The Governance and Nominating Committee has established the following procedure for stockholders to submit such recommendations: the stockholder should send the name of the individual and related personal and professional information, including a list of references, to our Governance and Nominating Committee, in care of the Corporate Secretary at our principal executive office, sufficiently in advance of the annual meeting to allow the Governance and Nominating committee appropriate time to consider the recommendation.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Rule 10A-3 promulgated under the Exchange Act (the “Audit Committee”), which is currently comprised of Mr. Shannahan and Ms. Vinella, each of whom meets the independence and other requirements to serve on our Audit Committee under applicable securities laws and the rules of the SEC and listing standards of The NASDAQ Stock Market. Our Board of Directors has determined that Mr. Shannahan and Ms. Vinella are each an “audit committee financial expert” as defined in the rules of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of the Board of Directors (the “Compensation Committee”) is responsible for developing and monitoring the Company’s compensation philosophy, and for implementing that philosophy with respect to our named executive officers. For fiscal year 2006, our “named executive officers” are our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers listed in our Summary Compensation Table on page 9.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that achieves the Company’s annual strategic goals, rewards performance and innovation, promotes accountability and aligns employee interests with those of the Company’s stockholders. Our executive compensation program is structured to provide incentives and reward both short-term and long-term performance, and is designed to motivate executive officers to achieve the Company’s strategic goals. Our executive compensation program has four primary elements: (i) base salary, (ii) cash bonuses under a performance-based, non-equity incentive plan, (iii) stock awards under long-term equity incentive plans, and (iv) other benefits.

Setting Executive Compensation

In furtherance of our executive compensation program objectives, the Compensation Committee has previously engaged Compensia, Inc. (“Compensia”), an outside compensation consulting firm that focuses primarily on technology companies, to provide us with market survey data, comparative analysis and recommendations regarding competitive market practices in our market. Compensia provides a third-party perspective on our executive equity compensation and utilizes data from the AON/Radford Executive Compensation Salary Benchmark Data for the Bay Area to help assess our positioning and practices against the competitive market, which we use to evaluate certain elements of compensation for our executive officers. We also review compensation levels provided by our peer companies in setting compensation levels for new hires, but to date, we have not used benchmarking against market indices or peer groups in establishing the compensation of our executive officers. We do intend to use benchmarking to a greater extent in the future.

Role of Executive Officers in Compensation Decisions

Our Board of Directors has delegated to the Compensation Committee the primary authority to recommend, review and approve each element of our executive compensation program, including performance-based awards and long-term incentive awards to our executive officers, including our named executive officers. The Compensation Committee annually reviews the performance of our executive officers and assesses each component of their compensation, as well as their overall compensation package. When deciding on the elements of our executive officers’ compensation (other than our Chief Executive Officer’s compensation), the Compensation Committee considers the recommendations of our Chief Executive Officer. In 2006, our Chief Executive Officer approved the management by objectives (“MBO”) bonuses for the executive officers who directly reported to him; however, in the future, the Company anticipates that the MBO bonuses, as well as all other executive compensation components, will be presented to the Compensation Committee for approval. The Compensation Committee has recently begun to review the Company’s 2007 merit-based incentive program (the “2007 Merit Plan”), as well as bonuses for the executive officers.

In 2006, we created and our Compensation Committee approved a performance-based, non-equity compensation plan that encouraged our named executive officers and other executive officers to support the Company’s goal of increasing profit and operating the Company with sustainable profit and cash (the “Executive Compensation Plan”). The Executive Compensation Plan included input from certain executive officers, including our Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, Chief Technology Officer, Vice President and General Counsel, Chief Marketing Officer, Senior Vice President of Global Sales and Service and Senior Vice President of Sales and Services for International Operations (the “Executives”). Recognizing the importance of expanding the Company’s cash reserves, we also included in the Executive Compensation Plan a special incentive for extraordinary performance in generating non-GAAP net profit on a quarterly and annual basis that was suggested by the Executives and approved by the Compensation Committee.

2006 Executive Compensation Elements

For 2006, the elements of compensation for our named executive officers were:

•	base salary;

•	cash bonuses under a performance-based, non-equity incentive plan;

•	equity awards under long-term equity incentive plans; and

•	other benefits.

Our Compensation Committee reviews each of the above compensation elements, as well as the overall compensation for each named executive officer.

Base Salary

The Company provides its named executive officers with a base salary to compensate them for services rendered during the fiscal year. The base salary for our named executive officers is determined based on the scope of the position, level and experience. The Compensation Committee also fixes our named executive officers’ base salary at a level that enables the Company to competitively attract and retain employees and to reward individual performance and contribution to the Company’s business goals. The Compensation Committee, with the assistance of Compensia, considers the base salaries paid by the companies we believe are similar to us or that are competing with us when setting the base salary of our named executive officers. The Compensation Committee reviews the base salary levels each year and determines base salary increases (if any) based upon the named executive officer’s performance, the Company’s financial performance, internal review of the named executive officer’s compensation, both individually and in relation to other employees, and the AON/Radford Executive Compensation Salary Benchmark Data for the Bay Area.

Cash Bonuses Under a Performance-Based, Non-Equity Incentive Plan

Executive Compensation Plan

The Executive Compensation Plan’s performance-based incentives motivate our executive officers, including our named executive officers, to support the Company’s annual financial and business goals and to align their performance with the strategic interests of our stockholders. The Executive Compensation Plan, which was approved by the Compensation Committee in April 2006, awards cash bonuses to our executive officers, including our named executive officers, based on the Company’s achievement of established annual and quarterly targets in the areas of profit, revenue, operating unit revenue and positive cash. For the Executive Compensation Plan purposes, (i) profit is defined to mean the net profit target shown in the Company’s 2006 budget approved by the Board of Directors (which excludes certain non-cash expenses such as stock based compensation expenses, registration rights penalty and warrant liability expense); (ii) revenue is defined to mean the total revenue target in the Company’s 2006 budget; and (iii) positive cash is defined to mean the growth in ending net cash (gross cash and cash equivalents less any draw down on the bank line of credit for operating uses) from quarter to quarter. The Executive Compensation Plan also includes a MBO component for the executive officers, including our named executive officers other than our Senior Vice President, Global Sales and Service, that was set by our Chief Executive Officer (other than his own MBO, which was set by our Board of Directors) based on such officer’s specific position and responsibilities and was approved by our Compensation Committee. Last, the Executive Compensation Plan includes a cash award component that is to be paid if the Company’s profit is 10% above its quarterly or annual target.

        Under the Executive Compensation Plan, if the Company achieves 100% of its profit, revenue, operating unit revenue, positive cash and MBO targets, the executive officers, including our named executive officers, can receive a fixed, minimum cash bonus award that is equal to a certain percentage of their individual annual base salary (the “Base Bonus Amount”). The percentage of the annual base salary that constitutes the Base Bonus Amount is based on the executive officer’s and named executive officer’s experience, position and responsibilities and the Company’s annual financial and strategic goals. For our named executive officers other than our Vice President and General Counsel, the Base Bonus Amount is established in their employment offer letters. For 2006, the Compensation Committee reviewed and approved our Chief Executive Officer’s recommendation for our Vice President and General Counsel’s Base Bonus Amount and adjustments to the Base Bonus Amounts for our Chief Financial Officer and Senior Vice President, Global Sales and Service. The Base Bonus Amount for our named executive officers for fiscal year 2006 were as follows: $234,000, or 65% of his annual base salary for our Chief Executive Officer; $117,000, or approximately 50% of his annual base salary for our Chief Financial Officer; $105,000, or 50% of his annual base salary for our Chief Administrative Officer; $172,479, or approximately 99% of his annual base salary for our Senior Vice President of Global Sales and Service; and $50,000, or approximately 28% of his annual base salary for our Vice President and General Counsel.

The allocation of the Executive Compensation Plan’s five targets within the Base Bonus Amounts differs according to the executive officers’ experience, position and responsibilities. The table below provides the allocation of the Executive Compensation Plan’s five targets within our named executive officers’ Base Bonus Amounts.

		Base Bonus Amount
Name	Position	Profit Target	Revenue Target	Operating Unit Revenue Target	Positive Cash Target	MBO Target	Total
Michael S. Fields	Chief Executive Officer	50%	25%	0%	10%	15%	100%

John M. Thompson	Executive Vice President and Chief Financial Officer	50%	25%	0%	10%	15%	100%

Jay A. Jones (1)	Senior Vice President and Chief Administrative Officer	50%	25%	0%	10%	15%	100%

William Rowe	Senior Vice President, Global Sales and Service	20%	10%	65%	5%	0%	100%

William A. Bose	Vice President and General Counsel	50%	25%	0%	10%	15%	100%

(1)	Mr. Jones did not participate in the Executive Compensation Plan until September 2006 when he joined KANA.

Once allocation of the Executive Compensation Plan’s five targets is made to the Base Bonus Amounts, the five targets are further allocated quarterly and annually, as applicable. If the Company achieves the Executive Compensation Plan’s profit target for the first, second, third and fourth quarters and the year, then the named executive officers will receive a cash bonus of 10%, 10%, 15%, 10% and 55% of their allocated profit target amount, respectively. If the Company achieves the Executive Compensation Plan’s revenue target for the first, second, third and fourth quarters and the year, then the named executive officers will receive a cash bonus of 10%, 10%, 15%, 10% and 55% of their allocated revenue target amount, respectively. If the Company achieves the Executive Compensation Plan’s positive cash target for the second, third and fourth quarters, the named executive officers will receive a cash bonus of 40%, 30% and 30% of their allocated positive cash target amount, respectively. If the named executive officers achieve their MBO targets for each quarter, then they will receive a cash bonus of 25% of their allocated MBO target amount for each quarter. The operating unit revenue target differs from the other targets in that it is split among sub-targets – license, maintenance and services. If the Senior Vice President, Global Sales and Service (the only named executive officer with the operating unit revenue target) achieves its license, maintenance and services sub-targets, then he will receive a cash bonus of 60%, 25% and 15% of his allocated operating unit revenue target amount. The Company does not need to achieve its targets for all the quarters and the year for the named executive officers to earn their cash bonus. Instead, the cash bonuses are earned for each quarter or year when the Executive Compensation Plan’s target for the quarter or the year is achieved by the Company.

        The total 2006 cash bonus awards for our executive officers, including our named executive officers, can exceed their Base Bonus Amounts because the Executive Compensation Plan awards additional cash bonuses if the Company achieves more than 10% of the Company’s quarterly and annual profit target, which is not included within the Base Bonus Amount. The 10% profit target increments are calculated such that the additional bonus awards are expensed before the calculation is done. Specifically, an additional 5% of the Base Bonus Amount can be paid to our named executive officers and other executive officers at the end of each quarter for each time the Company’s quarterly profit exceeds the Executive Compensation Plan’s quarterly profit target by more than 10% (so that if we exceeded our quarterly profit target by 20%, each officer would receive a payment equal to 10% of their Base Bonus Amount). The 5% Base Bonus Amount multiplier was not capped in the first and second quarter of 2006; however, the Compensation Committee capped it starting from the third quarter of 2006 so that the maximum amount the named executive officers and other executive officers could receive each quarter when the Company exceeds its quarterly profit target by 10% is 15% of their Base Bonus Amount. Moreover, an additional 10% of the Base Bonus Amount is paid to our named executive officers and other executive officers at the end of the year for each time the Company’s annual profit exceeds the Executive Compensation Plan’s annual profit target by more than 10%. The 10% Base Bonus Amount multiplier was uncapped in 2006, but the Compensation Committee capped it at 60% beginning in 2007.

The Compensation Committee and the Executives believed that the Executive Compensation Plan’s five targets were sufficiently challenging for our named executive officers and other executive officers to achieve because it represented significant profit, revenue growth and cash increase relative to the Company’s 2005 performance. In 2006, the Company achieved its profit target only in its second and third quarters; its revenue targets only in its second and fourth quarters; and its cash target only in its third and fourth quarters. The Company also exceeded its quarterly profit for the second and third quarters of 2006 by more than 10% and its annual profit target by more than 10%. Due to a closing of a large transaction in the second quarter of 2006, the Company exceeded its profit target for the second quarter of 2006 and thus, the cash bonus award for that quarter and fiscal year 2006 was larger than expected.

In order for our named executive officers and other executive officers to receive their cash bonus award for the Executive Compensation Plan’s profit, revenue, cash and operating revenue targets, the Company must meet or exceed those targets on a quarterly or annual basis, as applicable. In certain rare cases, our named executive officers and other executive officers may still be able receive a portion of their MBO bonus award even though they do not meet their MBO targets. For 2006, all of our named executive officers who had MBO components in their Base Bonus Amounts met their targets. In 2006, our named executive officers earned the following cash bonus awards under the Executive Compensation Plan: our Chief Executive Officer earned $455,715 with payment of $286,065 occurring in 2007, our Chief Financial Officer earned $227,858 with payment of $143,033 occurring in 2007, our Chief Administrative Officer earned $68,519 with payment of $40,250 occurring in 2007, our Senior Vice President of Global Sales and Service earned $45,707 with payment of $35,358 occurring in 2007 and our Vice President and General Counsel earned $97,375 in bonuses with payment of $61,125 occurring in 2007.

2007 Merit Review and Compensation Plan

In 2007, the Compensation Committee and the Chief Administrative Officer began the process of creating and refining the 2007 Merit Plan and the compensation levels under the 2007 Merit Plan (with input from Compensia). The 2007 Merit Plan will be a performance-based, incentive plan that includes a component for equity awards based on performance.

Equity Awards Under Long-Term Equity Incentive Plans

Equity Incentive Program

We believe that equity awards are a critical component in our ability to recruit and retain our employees. The Company’s equity incentive program strives to retain our named executive officers, to motivate them to achieve the Company’s annual strategic goals and to align the performance of our named executive officers with the interests of our stockholders through grants of several forms of equity, such as stock options, performance based stock options and restricted stock.

The Company maintains the KANA 1999 Stock Incentive Plan, the KANA 1997 Stock Option Plan, the KANA 1999 Special Stock Option Plan and equity compensation plans assumed pursuant to acquisitions of certain companies. The Company may grant several different forms of an equity award under the KANA 1999 Stock Incentive Plan. In 2006, however, the only form of equity award that the Company granted was stock options. Our stock options typically provide for vesting over a four-year period with a six-month cliff, generally expire ten years from the date of grant and vary in amount based on the discretion of the Compensation Committee. For instance, the Compensation Committee considers factors such as the named executive officer’s position with the Company, past performance, anticipated future contributions and prior stock option grants when deciding the amount of stock options to grant the named executive officers. The Compensation Committee is responsible for approving equity grants for our named executive officers, including option grants for new hires and re-fresh option grants. Stock options are typically granted to our named executive officers when they first join the Company and in connection with annual re-fresh stock option grants based on merit and performance. The Compensation Committee also consults with Compensia in determining the appropriate amount of stock options to grant our named executive officers.

The aggregate amount of stock options that we granted in 2006 was higher than in 2005 since the Company was unable to grant stock options from April 2005 through September 2006 due to the Company’s delay in filing its periodic and annual reports with the SEC. As a result, our stock option grants for 2006 included a catch-up for options that the Company would have granted in 2005 (and in the first nine months of 2006) had it been able to do so. In 2006, we granted options for an aggregate number of shares that was equivalent to 11.5% of our outstanding common stock as of December 31, 2006, as a result of this catch-up. We expect our overall option grant levels in 2007 to continue to remain high, reflecting option grants to new hires as we expand our organization. However, we intend to reduce our aggregate new option grant levels in 2008.

The Company has implemented a standardized program for granting stock options. If there are stock options grants to consider, then on Monday of the second full week of each month, the Company provides a recommendation to the Compensation Committee regarding stock option grants for the named executive officers and other employees. The Compensation Committee then reviews the proposed stock option grants and renders a recommendation and approval, generally on the Thursday of such week, with the exercise price of such stock option grants being the closing price of the Company’s common stock on that Thursday. We also do not time our stock option grants in coordination with the release of material non-public information; however, in early 2007, the Compensation Committee decided to defer the annual stock option grants to the non-employee directors until the third business day after the Company released its financial results for fiscal year 2006.

Accounting Implications

Our stock option grant policies have been affected by the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which we adopted in the first quarter of fiscal year 2006 using the modified prospective method as permitted by the pronouncement. Under this transition method, we were required to value all stock-based compensation awards granted prior to but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures.

Other Benefits

401(k) Retirement Plan

        The Company has a 401(k) retirement plan, which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified amount. The Company, at its discretion, may make additional matching contributions on behalf of the participants of the retirement plan, but has not elected to make any matching contributions.

Other Benefits

The Company offers its employees, including the named executive officers, a range of benefits including life, medical, dental, vision and disability programs in the geographical location where they are based. In providing these benefit programs, the Company aims to provide an attractive set of benefits, while managing business costs.

Perquisites

The Company does not typically offer cash or non-cash perquisites to our named executive officers that are not available to other employees. During fiscal year 2006, the Company did not provide any special benefits or perquisites to any named executive officer that exceeded $10,000; however, in the future, there may be times when a specific situation requires additional compensation to be given to a named executive officer that exceeds $10,000.

Ownership Guidelines

The Company currently has not adopted stock ownership guidelines; however, the Company, in conjunction with the Compensation Committee and Compensia, is in the process of developing and implementing stock ownership guidelines. The Committee believes that stock ownership guidelines will further align the interests of our named executive officers and other executive officers with the interests of our stockholders by requiring that they maintain a minimum ownership interest in the Company.

Severance or Change of Control

Our severance and change of control agreements are designed to facilitate our ability to attract and retain executive officers in a marketplace where such protections are commonly offered. Our severance provisions are designed to ease our named executive officer’s transition due to an unexpected termination of employment for on-going changes in the Company’s employment needs. For a description of the severance and change in control arrangements with our named executive officers, please see the sections below entitled “Materials Terms of Employment agreements” and “Potential Payments Upon Termination or Change-in-Control.”

Tax Implications

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1.0 million that is paid to certain individuals. The Company believes that compensation paid under the executive compensation programs is generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2006 and Proxy Statement.

THE COMPENSATION COMMITTEE
Jerry R. Batt (Chairman)
William T. Clifford
John F. Nemelka

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Batt, Clifford and Nemelka. From January 2006 to April 2006, Ms. Vinella served on the Compensation Committee. No members of our Compensation Committee in 2006 were also employees of KANA or its subsidiaries during 2006 or at any time prior to 2006. None of our executive officers serves on the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

        In May 2006, we entered into a transaction with NightWatch Capital Partners, LP and NightWatch Capital Partners II, LP in which we were a participant, the amount exceeded $120,000 and Mr. Nemelka had an indirect material interest. With the approval of a majority of the non-interested members of the Board of Directors, we amended the Registration Agreements related to our June and September 2005 private placements with NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund Ltd. (collectively referred to as “Investors”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors from January 27, 2006 to September 30, 2006, in exchange for the issuance of an aggregate of 593,854 shares of common stock to the Investors. The shares were valued at approximately $1.0 million based on the fair market value of the Company’s stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the second quarter of 2006. The September 30, 2006 registration deadline was not met and an aggregate of 59,383 shares of common stock was issued to the Investors. The shares were valued at approximately $166,000 based on the fair market value of the Company’s common stock on September 30, 2006 less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the third quarter of 2006. On November 9, 2006, we completed the registration of the shares of common stock and the shares of common stock underlying the warrants issued to the Investors. Mr. Nemelka is managing member of JFN Management, LLC, which is the managing member of NightWatch Management, LLC, which is the managing member of NightWatch Capital Group, LLC, which is the managing member of NightWatch Capital Advisors, LLC, which is the managing member of NightWatch Capital Management, LLC which is a managing member of NightWatch Capital Partners, LP and NightWatch Capital Partners II, LP.

2006 SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary		Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	Total
Michael S. Fields (3)	2006	$360,000		$2,249,477	$455,715	$3,065,192
Chief Executive Officer and Chairman of Board of Directors
John M. Thompson	2006	$235,000		$113,288	$227,858	$576,146
Executive Vice President and Chief Financial Officer
Jay A. Jones (4)	2006	$68,519		$323,680	$43,313	$435,512
Senior Vice President and Chief Administrative Officer
William Rowe	2006	$424,594	(5)	$404,600	$45,707	$874,901
Senior Vice President, Global Sales and Service
William A. Bose	2006	$180,000		$129,472	$97,375	$406,847
Vice President and General Counsel

(1)	Amounts reported represent the compensation cost recognized by KANA for financial reporting purposes in accordance with SFAS No. 123R (“SFAS 123R”) utilizing the assumptions discussed in Note 7 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, without giving effect to estimated forfeitures.
(2)	Amounts shown to reflect the named executive officers’ bonus based entirely on KANA’s financial performance and the executive officers’ performance against his or her specified individual objectives and pursuant to the 2006 Executive Compensation Plan approved by the Compensation Committee on April 20, 2006.
(3)	Mr. Fields is Chairman of our Board of Directors and did not receive any compensation for his service as a director.
(4)	Mr. Jones became an executive officer in September 2006 upon joining KANA.
(5)	Amount shown includes $256,886 for sales commissions for fiscal year 2006 paid by KANA.

2006 GRANTS OF PLAN-BASED AWARDS

The table below summarizes the incentive plan awards and option grants made to each of the named executive officers for the fiscal year ended December 31, 2006.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards		Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (1)
		Target	Target
Michael S. Fields	9/8/2006	$234,000	1,000,000	(2)	$2.95	$1,618,400

	9/8/2006		389,939	(3)	$2.95	$631,077

John M. Thompson	9/8/2006	$117,000	70,000	(2)	$2.95	$113,288

Jay A. Jones	9/8/2006	$105,000	200,000	(2)	$2.95	$323,680

William Rowe	9/8/2006	$172,479	250,000	(2)	$2.95	$404,600

William A. Bose	9/8/2006	$50,000	80,000	(2)	$2.95	$129,472

(1)	The amounts in this column represent the full grant date fair value computed in accordance with SFAS 123R of all awards to the named executive officer in 2006.
(2)	Grant made under KANA 1999 Stock Incentive Plan.
(3)	Grant made under Broadbase Software, Inc. 1999 Equity Incentive Plan that was assumed by KANA on June 29, 2001 pursuant to an Agreement and Plan of Reorganization by and among KANA, a wholly owned subsidiary of KANA and Broadbase Software, Inc.

Material Terms of Employment Agreements

Michael S. Fields Offer Letter. In November 2005, we formally entered into an employment offer letter with Mr. Fields for the position of Chief Executive Officer and Chairman of the Board of Directors, effective as of August 26, 2005. Pursuant to the employment offer letter, Mr. Fields’ annual salary is set at $360,000, payable semi-monthly with an annual target bonus for the first year equal to 65% of Mr. Fields’ annual salary; provided, that the Board of Directors has the authorization to award an additional bonus of up to 20% based on extraordinary performance.

Initially our Compensation Committee of the Board of Directors recommended that Mr. Fields be granted options to purchase 768,000 shares of our common stock divided into two grants and subject to a “reference collar,” which means that if the closing price of our common stock on the date on which Mr. Fields’ options are granted is greater than the closing price of our common stock on Mr. Fields’ Start Date ($1.63), then the number of shares for which Mr. Fields’ options may become exercisable will be increased by the relative percent difference in the grant date price and $1.63. Conversely, if the closing price of our common stock on the grant date is less than $1.63, then the number of shares for which Mr. Fields’ options may become exercisable will be decreased by the relative percent difference in the grant date price and $1.63. The first grant of options was supposed to become exercisable for 25% of the shares upon the completion of six months of service and the remaining shares were supposed to become exercisable over eighteen equal monthly installments. The second grant of options was supposed to become exercisable for 12.5% of the shares upon the completion of six months of service and the remaining shares were supposed to become exercisable over forty-two equal monthly installments.

Since we were not authorized to issue options until September 2006, the initial recommendation described above was no longer applicable and the Compensation Committee granted Mr. Fields in September 2006 options to purchase an aggregate of 1,389,939 shares of common stock with (i) 25% of 384,000 options vesting after six months starting on August 26, 2005 and the remaining options becoming exercisable over 18 equal monthly installments and (ii) 12.5% of 1,005,939 options vesting after six months starting on August 26, 2005 and the remaining options becoming exercisable over 42 equal monthly installments. In the event of a change of control of 50% or more of the outstanding stock of the Company and Mr. Fields is not offered a similar position in the combined entity as held prior to the change of control, then 100% of the unvested shares held by Mr. Fields will immediately vest. If Mr. Fields is terminated for other than cause, then we will pay Mr. Fields an amount equal to six months salary in effect at the time of termination.

        John M. Thompson Offer Letter. In October 2004, we entered into an employment offer letter with Mr. Thompson. Under the terms of the employment offer letter, Mr. Thompson will receive an annual salary of $235,000 and will be eligible for an incentive bonus of an additional $65,000 per year based on the achievement of objectives. We also agreed to recommend to our Board of Directors that Mr. Thompson be granted an option to purchase 350,000 shares of our common stock that is subject to an acceleration of vesting upon a change of control and if Mr. Thompson is not offered the same or similar position in the combined entity prior to the change of control.

Jay A. Jones Offer Letter. In August 2004, we entered into an employment offer letter with Mr. Jones. Under the terms of the employment offer letter, Mr. Jones will receive an annual salary of $210,000 and will be eligible for an incentive bonus of an additional $105,000 per year based on the achievement of objectives and our financial performance. We also agreed to recommend to our Board of Directors that Mr. Jones be granted an option to purchase 200,000 shares of our common stock that is subject to a six (6) months acceleration of vesting of any remaining unvested shares and a separation pay equal to six (6) months of his annual base salary upon a change of control and if Mr. Jones is not offered the same of similar position in the combined entity prior to the change of control.

William Rowe Offer Letter. In January 2006, we entered into an employment offer letter with Mr. Rowe. Under the terms of the employment offer letter, Mr. Rowe will receive an annual salary of $175,000 and will be eligible for an annual targeted compensation at 100% of his quota, which will be $350,000 (including base salary and variable pay). We also agreed to recommend to our Board of Directors that Mr. Rowe be granted an option to purchase 100,000 shares of our common stock that is subject to an acceleration of vesting and to pay a separation pay of four months of annual salary upon a change of control and if Mr. Rowe is not offered the same or similar position in the combined entity prior to the change of control. In addition, in the event Mr. Rowe’s employment is terminated without cause, then four (4) months of Mr. Rowe’s unvested shares will immediately vest and Mr. Rowe will receive a separation pay of four (4) months of annual base salary to be paid over a period of four months.

William A. Bose Offer Letter. In November 2001, we entered into an employment offer letter with Mr. Bose. Under the terms of the employment offer letter, Mr. Bose’s annual salary was initially set at $84,000, but increased to $105,000 in January 2002 and incrementally thereafter. We also agreed to recommend to our Board of Directors that Mr. Bose be granted an option to purchase 38,573 shares of our common stock.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

The table below summarizes outstanding equity awards held by each of our named executive officers at December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date
Michael S. Fields	256,000	128,000	$2.95	(1)	9/7/2016

	331,835	674,104	$2.95	(2)	9/7/2016

John M. Thompson	189,584	160,416	$1.73	(3)	10/17/2014

	7,656	9,844	$1.591	(4)	3/1/2015

	15,600	—	$1.87	(5)	3/23/2015

	11,667	58,333	$2.95	(6)	9/7/2016

Jay A. Jones	—	200,000	$2.95	(7)	9/7/2016

William Rowe	22,917	77,083	$2.95	(8)	9/7/2016

	8,333	41,667	$2.95	(9)	9/7/2016

	—	100,000	$2.95	(10)	9/7/2016

William A. Bose	3,000	—	$17.00	(11)	12/10/2011

	2,500	—	$14.41	(11)	12/12/2011

	2,100	—	$9.48	(11)	4/30/2012

	525	—	$1.63	(11)	7/31/2012

	4,533	—	$1.15	(11)	9/22/2012

	3,917	83	$3.32	(4)	1/20/2013

	14,583	5,417	$4.74	(4)	1/28/2014

	8,750	11,250	$1.591	(4)	3/1/2015

	3,300	—	$1.87	(11)	3/23/2015

	13,854	21,146	$2.95	(12)	9/7/2016

	7,500	37,500	$2.95	(13)	9/7/2016

(1)	Starting from August 26, 2005, option vests as to 25% of the shares of common stock underlying it after 6 months and thereafter, the balance of the shares of common stock underlying it vests in equal successive monthly installments over 18 months.
(2)	Starting from August 26, 2005, option vests as to 12.5% of the shares of common stock underlying it after 6 months and thereafter, the balance of the shares of common stock underlying it vests in equal successive monthly installments over 42 months.

(3)	Option vests as to 12.5% of the shares of common stock underlying it after 6 months from the date of grant and thereafter, the balance of the shares of common stock underlying it vests in equal successive monthly installments over 42 months.
(4)	Option vests in equal successive monthly installments over 4 years.
(5)	Option is fully vested and immediately exercisable. The price of the option granted is in excess of the fair market value of the Company’s Common Stock on the date of grant, such fair market value being $1.67.
(6)	Option vests in equal successive monthly installments over 4 years, starting on April 20, 2006.
(7)	Option vests as to 12.5% of the shares of common stock underlying it after 6 months from September 5, 2006 and thereafter, the balance of the shares of common stock underlying it vests in equal successive monthly installments over 42 months.
(8)	Option vests in equal successive monthly installments over 4 years, starting on January 16, 2006.
(9)	Option vests in equal successive monthly installments over 4 years, starting on April 20, 2006.
(10)	Option vests in equal successive monthly installments over 4 years, starting on September 8, 2006.
(11)	Option is fully vested and immediately exercisable.
(12)	Option vests in equal successive monthly installments over 4 years, starting on May 1, 2005.
(13)	Option vests in equal successive monthly installments over 4 years, starting on April 20, 2006.

Options Vested and Stock Vested

None of the named executive officers exercised stock options during 2006 and none of the named executive officers hold restricted stock.

Potential Payments Upon Termination or Change of Control

Pursuant to the terms of the employment offer letters, options held by certain named executive officers provide for acceleration of vesting and exercisability with respect to unvested shares upon a change of control and if that named executive officer is not offered a similar or same position in the combined entity. The following table summarizes the potential payments and benefits payable to each of our named executive officers upon termination of employment or a change of control under each situation listed below, assuming, in each situation, that our named executive officers were terminated on December 31, 2006 and the per share price of our common stock is $3.15, the closing price on December 29, 2006. The amounts shown do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

		No Change of Control	Following Change of Control
Executive Benefits and Payments Upon Termination	Voluntary Termination or Termination for Cause	Termination Other Than for Cause	Termination Other than for Cause	Death	Disability
Michael S. Fields
Base Salary	$—	$180,000	$—	$—	$—
Bonus	—	—	—	—	—
Medical continuation	—	—	—	—	—
Value of Accelerated stock Options	—	—	4,378,307	—	—

John M. Thompson
Base Salary	$—	$235,000	$—	$—	$—
Bonus	—	—	—	—	—
Medical continuation	—	—	—	—	—
Value of Accelerated stock Options	—	1,076,446	1,521,765	—	—

Jay A. Jones
Base Salary	$—	$—	$105,000	$—	$—
Bonus	—	—	—	—	—
Medical continuation	—	—	—	—	—
Value of Accelerated stock Options	—	—	127,764	—	—

William Rowe
Base Salary	$—	$58,333	$58,333	$—	$—
Bonus	—	—	—	—	—
Medical continuation	—	—	—	—	—
Value of Accelerated stock Options	—	187,532	1,102,500	—	—

William A. Bose
Base Salary	$—	$—	$—	$—	$—
Bonus	—	—	—	—	—
Medical continuation	—	—	—	—	—
Value of Accelerated stock Options	—	—	—	—	—

Compensation for Directors

In 2006, the Company paid each non-employee director (i) an annual fee of $10,000 and (ii) an additional $2,500 for each of the four (4) regularly scheduled Board of Directors meetings that such director attends. The Company paid the chairperson of the Audit Committee an additional $15,000 and the chairpersons of the Compensation Committee and the Governance and Nominating Committee an additional $5,000.

        Our non-employee directors are eligible to receive discretionary stock option grants and stock issuances pursuant to the KANA 1999 Stock Incentive Plan, as amended. When a non-employee director is first elected or appointed as a member of the Board of Directors, he or she is automatically granted a stock option grant to purchase 40,000 shares of common stock. On the date of each annual stockholders meeting, each continuing non-employee director will automatically be granted a stock option grant to purchase 10,000 shares of common stock, provided that such director has served as a non-employee director for at least six (6) months. The non-employee directors are also eligible to receive other types of awards under the KANA 1999 Stock Incentive Plan, as amended, that are discretionary and not automatic. In 2005, the Board of Directors recommended an additional stock option grant to purchase 10,000 shares of common stock to the chairperson of the Audit Committee and an additional stock option grant to purchase 5,000 shares of common stock to the chairpersons of the Governance and Nominating Committee and the Compensation Committee. Each of the above-mentioned stock option grants is immediately exercisable with a repurchase right by the Company that will lapse in a series of eight (8) semi-annual installments over a period of forty-eight months. Since the Company was not authorized to issue stock options until September 2006 due to the Company’s delay in filing its periodic reports, the directors were not granted their 2005 initial, annual and discretionary stock option grants until September 2006. Moreover, the Company did not hold its annual stockholders meeting in 2006, and thus, in lieu of the automatic annual grant that would have been granted to the non- employee directors at the annual stockholders meeting in 2006, the Board of Directors approved a stock option grant to purchase 10,000 shares of common stock to its non-employee directors in March 2007. All options granted to non-employee directors will have an exercise price equal to the current fair market value of our common stock on the date of the grant, and will be nonqualified stock options. In the event of a merger or sale of substantially all of the Company’s assets in connection with the liquidation or dissolution of the Company, all of the shares of common stock subject to the automatic initial and annual stock option grants will accelerate and become exercisable in full.

The Company reimburses its directors for reasonable travel and other expenses incurred in connection with attending the meetings of the Board of Directors.

DIRECTOR COMPENSATION FOR 2006

The table below summarizes the compensation paid by the Company to non–employee directors for fiscal year ended December 31, 2006.

Name (1)	Fees Earned or Paid in Cash	Option Awards (2)	All Other Compensation		Total
Jerry R. Batt	$25,000	$24,276			$49,276

William T. Clifford	$30,000	$80,920	$59,900	(3)	$170,820

Dixie L. Mills (4)	$25,000	$24,276			$49,276

John F. Nemelka	$20,000	$64,736			$84,736

Michael J. Shannahan	$35,000	$97,104			$132,104

Stephanie Vinella	$20,000	$16,184			$36,184

(1)	Mr. Fields, KANA’s Chief Executive Officer and Chairman of the Board of Directors, is not included in this table as he is an employee of KANA and thus, received no compensation for his services as Chairman of the Board of Directors. The compensation received by Mr. Fields as an employee of KANA is shown in the Summary Compensation Table on page 9.
(2)	Amounts reported represent the compensation cost recognized by KANA for financial reporting purposes in accordance with SFAS 123R utilizing the assumptions discussed in Note 7 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, without giving effect to estimated forfeitures.
(3)	Amount shown reflect Mr. Clifford’s fee for services as a consultant to KANA in advising management on strategic planning and business for a period of one year commencing in January 2006.
(4)	Ms. Mills resigned as a member from the Board of Directors effective March 16, 2007.

The aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2006 is provided in the table below.

Non-Employee Director	Number of Options Outstanding
Jerry R. Batt	125,000

William T. Clifford	50,000

Dixie L. Mills (1)	125,000

John F. Nemelka	40,000

Michael J. Shannahan	60,000

Stephanie Vinella	110,000

(1)	Ms. Mills resigned as a member from the Board of Directors effective March 16, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth information regarding the beneficial ownership of our common stock as of March 28, 2007, by the following individuals or groups:

•	each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;

•

each of those officers and former officers of KANA whose summary compensation information is provided under “Summary of Cash and Certain Other Compensation for Executive Officers” (referred to as the “Named Executive Officers”);

•	each of our current directors; and

•	all current directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Applicable percentage ownership in the following table is based on 36,201,749 shares of common stock outstanding as of March 28, 2007, as adjusted to include options and warrants exercisable within 60 days of March 28, 2007 held by the indicated stockholder or stockholders.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Kana Software, Inc., 181 Constitution Drive, Menlo Park, CA 94025. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. To determine the number of shares beneficially owned by persons other than our directors, executive officers and their affiliates, we have relied on beneficial ownership reports filed by such persons with the SEC.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
Executive Officers and Directors:
Michael S. Fields (1)	770,882	2.1%
John M. Thompson (2)	334,922	*
Jay A. Jones (3)	35,782	*
William Rowe (4)	64,000	*
William A. Bose (5)	77,727	*
Jerry R. Batt (6)	130,500	*
William T. Clifford (7)	31,000	*
John F. Nemelka (8)	7,587,725	21.0%
Stephanie Vinella (9)	82,762	*
Michael J. Shannahan (10)	45,000	*
All current directors and executive officers as a group (10 persons) (11)	9,160,300	24.3%

5% Stockholders:
NightWatch Capital Management, LLC (12)	7,562,725	20.9%
Empire Capital Partners, L.P. (13)	1,474,384	4.1%
Empire Overseas Funds / Charter Oak Funds (14)	1,555,616	4.3%

*	Less than one percent of KANA’s outstanding common stock

(1)	Represents options that will be exercisable as to 770,882 shares as of May 27, 2007.

(2)	Represents 60,000 shares held by Mr. Thompson and options that will be exercisable as to 274,922 shares as of May 27, 2007.

(3)	Represents options that will be exercisable as to 35,782 shares as of May 27, 2007.

(4)	Represents options that will be exercisable as to 64,000 shares as of May 27, 2007.

(5)	Represents 165 shares held by Mr. Bose and options that will be exercisable as to 77,562 shares as of May 27, 2007.

(6)	Represents options that will be exercisable as to 130,500 shares as of May 27, 2007.

(7)	Represents 1,000 shares held by Mr. Clifford and option that will be exercisable as to 30,000 shares as of May 27, 2007.

(8)	Represents options that will be exercisable as to 25,000 shares as of May 27, 2007 granted to Mr. Nemelka. For 7,562,725 shares, based solely on information contained in an amended Schedule 13D filed by NightWatch Capital Management, LLC (“NWCM”) on January 26, 2006, Schedule 13D filed by NWCM on April 29, 2005 and Form 4 filed by NWCM on October 11, 2006. Includes 3,219,223 shares of common stock held by NightWatch Capital Partners, LP (“NWCP”), 2,748,050 shares of common stock held by NightWatch Capital Partners II, LP (“NWCP II”), warrants to purchase 873,267 shares of common stock by NWCP and warrants to purchase 722,185 shares of common stock by NWCP II. Pursuant to Advisory Agreements with NWCP and NWCP II and acting through its managing member, NightWatch Capital Group, LLC (“NWCG”), NightWatch Capital Advisors, LLC, (“NWCA”) has the sole power to vote or direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWCA may be deemed to be the beneficial owner of these securities. Acting through its managing member, NightWatch Management, LLC (“NWM”), and in its capacity as the managing member of NWCA, NWCG has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWCG may be deemed to be the beneficial owner of these securities. Acting through its managing member, JFN Management, LLC (“JFNM”), and in its capacity as the managing member of NWCG, NWM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWM may be deemed to be the beneficial owner of these securities. Acting through its managing member, Mr. Nemelka, and in its capacity as the managing member of NWM, JFNM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, JFNM may be deemed to be the beneficial owner of these securities. In his capacity as managing member of JFNM, Mr. Nemelka has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, Mr. Nemelka may be deemed to be the beneficial owner of these securities. Mr. Nemelka and each of the aforementioned NightWatch entities disclaim beneficial ownership of the shares held by NWCP and NWCP II except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act).

(9)	Represents 262 shares held by Ms. Vinella and options that will be exercisable as to 82,500 shares as of May 27, 2007.

(10)	Represents options that will be exercisable as to 45,000 shares as of May 27, 2007.

(11)	Represents 7,624,152 shares held and options that will be exercisable as to 1,536,148 shares as of May 27, 2007.

(12)	Based solely on information contained in an amended Schedule 13D filed by NightWatch Capital Management, LLC (“NWCM”) on January 26, 2006, Schedule 13D filed by NWCM on April 29, 2005 and Form 4 filed by NWCM on October 11, 2006. Includes 3,219,223 shares of common stock held by NightWatch Capital Partners, LP (“NWCP”), 2,748,050 shares of common stock held by NightWatch Capital Partners II, LP (“NWCP II”), warrants to purchase 873,267 shares of common stock by NWCP and warrants to purchase 722,185 shares of common stock by NWCP II. Pursuant to Advisory Agreements with NWCP and NWCP II and acting through its managing member, NightWatch Capital Group, LLC (“NWCG”), NightWatch Capital Advisors, LLC, (“NWCA”) has the sole power to vote or direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWCA may be deemed to be the beneficial owner of these securities. Acting through its managing member, NightWatch Management, LLC (“NWM”), and in its capacity as the managing member of NWCA, NWCG has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWCG may be deemed to be the beneficial owner of these securities. Acting through its managing member, JFN Management, LLC (“JFNM”), and in its capacity as the managing member of NWCG, NWM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWM may be deemed to be the beneficial owner of these securities. Acting through its managing member, Mr. Nemelka, and, in its capacity as the managing member of NWM, JFNM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, JFNM may be deemed to be the beneficial owner of these securities. In his capacity as managing member of JFNM, Mr. Nemelka, a member of our Board of Directors, has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, Mr. Nemelka may be deemed to be the beneficial owner of these securities. Mr. Nemelka and each of the aforementioned NightWatch entities disclaim beneficial ownership of the shares held by NWCP and NWCP II except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act). The principal business address of NWCM is 5314 River Run Drive, Suite 350, Provo, Utah 84604.

(13)	Based solely on information contained in an amended Schedule 13G filed by Empire Capital Partners, L.P. (“Empire Capital”), Empire GP, L.L.C. (“Empire GP”), Empire Capital Management L.L.C., Scott A. Fine and Peter J. Richards on February 14, 2007 with the SEC. Empire Capital, Empire GP and Messrs. Fine and Richards share voting and dispositive power over 1,474,384 of these shares. By reason of the provisions of Rule 13d-3 of the Exchange Act, each may be deemed to beneficially own 1,474,384 of these shares of common stock directly owned by Empire Capital. The principal business address of Empire Capital, Empire GP and Messrs. Fine and Richards is 1 Gorham Island, Westport, CT 06880.

(14)	Based solely on information contained in an amended Schedule 13G filed by Empire Capital Partners, L.P., Empire GP, L.L.C., Empire Capital Management L.L.C. (“Empire Management”), Scott A. Fine and Peter J. Richards on February 14, 2007 with the SEC. Empire Management and Messrs. Fine and Richards share voting and dispositive power over 1,555,616 of these shares. By reason of the provisions of Rule 13d-3 of the Exchange Act, each may be deemed to beneficially own 1,555,616 of these shares of common stock directly owned by Empire Capital Partners, Ltd., Empire Capital Partners II, Ltd. (the “Empire Overseas Funds”), Charter Oak Partners, L.P. and Charter Oak Partners II, L.P. (the “Charter Oak Funds”). The principal business address of Empire Management and Messrs. Fine and Richards is 1 Gorham Island, Westport, CT 06880.

Equity Compensation Plan Information

We maintain the KANA 1999 Stock Incentive Plan, as amended (the “1999 Stock Incentive Plan”), which has been approved by our stockholders, and the KANA 1997 Stock Option Plan (the “1997 Stock Option Plan”), the KANA 1999 Special Stock Option Plan (the “1999 Special Stock Option Plan”) and equity compensation plans assumed by us pursuant to acquisitions of certain companies described further below, which have not been approved by our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2006:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (3)	6,693,658	$4.64	1,689,230
Equity compensation plans not approved by security holders (2) (3)	50,383	$150.44	—
Total	6,744,041	$5.73	1,689,230

(1)	Under the terms of the 1999 Stock Incentive Plan, on the first trading day of January of each year, the aggregate number of shares of our common stock reserved for issuance thereunder is increased automatically by a number of shares equal to 4.25% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year, up to a maximum of 10,000,000 shares per year.
(2)	Includes outstanding options to purchase shares of our common stock under the 1997 Stock Option Plan and 1999 Special Stock Option Plan and excludes options, warrants and other equity rights assumed by us in connection with mergers and acquisitions. Please see below for a description of our equity compensation plans that do not require the approval of, and have not been approved by, our stockholders.
(3)	This table excludes an aggregate of 2,457,880 shares of our common stock that are outstanding upon the exercise of options and an aggregate of 6,614,610 shares of our common stock that are available for future issuance upon the exercise of options, with a weighted-average exercise price of $7.20 per share, under equity compensation plans of the following entities that we have acquired: Broadbase, Software, Inc., Silknet Software, Inc., NetDialog and Connectify Inc. We assumed these options in connection with the acquisition of these companies and have also assumed the following equity compensation plans: Broadbase Software, Inc. 1999 Equity Incentive Plan, Broadbase Software, Inc. 2000 Stock Incentive Plan, Silknet Software, Inc. 1999 Employee Stock Purchase Plan, Silknet Software, Inc. 1999 Stock Option and Stock Incentive Plan, Silknet Software, Inc. 1999 Non-Employee Director Stock Option Plan, Silknet Software, Inc. Employee Stock Option Plan and Insite Marketing Technology, Inc. 1997 Stock Option Plan.

Equity Compensation Plans Not Approved By Stockholders

KANA 1997 Stock Option Plan. Our 1997 Stock Option Plan provides for stock options to be granted to employees, independent contractors, officers and directors. Options are generally granted at an exercise price equivalent to the estimated fair market value per share at the date of grant, as determined by our Board of Directors. All options are granted at the discretion of our Board of Directors and have a term not greater than 10 years from the date of grant. Options are immediately exercisable and generally vest over four years, 25% one year after the grant date and the remainder at a rate of 1/36 per month thereafter. All outstanding options under our 1997 Stock Option Plan were transferred to the 1999 Stock Incentive Plan, and no further option grants will be made or were made under the 1997 Stock Option Plan after such transfer. The transferred options will continue to be governed by their existing terms, unless the Compensation Committee decides to extend one or more features of the 1999 Stock Incentive Plan to those options.

KANA 1999 Special Stock Option Plan. In December 1999, our Board of Directors approved the 1999 Special Stock Option Plan and 1,000,000 shares of common stock were reserved for issuance under this plan. The 1999 Special Stock Option Plan has similar terms as those of the 1997 Stock Option Plan, except that options may be granted with an exercise price less than, equal to or greater than the fair market value of the option shares on the grant date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Party Transactions

Our Audit Committee is responsible for review, approval or ratification of “related-person transactions” between KANA or its subsidiaries and related persons. Other than the compensation arrangements that are described above in “Material Terms of Employment Agreements” and “Potential Payments Upon Termination of Change-in-Control” and the transaction described below with NightWatch Capital Partners, LP and NightWatch Capital Partners II, LP, since January 1, 2006, there have not been, and there is not currently proposed, any transaction or series of similar transactions which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

In May 2006 and with the approval of a majority of the non-interested members of the Board of Directors, we amended the Registration Agreements related to our June and September 2005 private placements with NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund Ltd. (collectively referred to as “Investors”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors from January 27, 2006 to September 30, 2006, in exchange for the issuance of an aggregate of 593,854 shares of common stock to the Investors. The shares were valued at approximately $1.0 million based on the fair market value of the Company’s stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the second quarter of 2006. The September 30, 2006 registration deadline was not met and an aggregate of 59,383 shares of common stock was issued to the Investors. The shares were valued at approximately $166,000 based on the fair market value of the Company’s common stock on September 30, 2006 less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the third quarter of 2006. On November 9, 2006, we completed the registration of the shares of common stock and the shares of common stock underlying the warrants issued to the Investors. Mr. Nemelka, a member of our Board of Directors and Compensation Committee, is managing member of JFN Management, LLC, which is the managing member of NightWatch Management, LLC, which is the managing member of NightWatch Capital Group, LLC, which is the managing member of NightWatch Capital Advisors, LLC, which is the managing member of NightWatch Capital Management, LLC which is a managing member of NightWatch Capital Partners, LP and NightWatch Capital Partners II, LP.

In 2006, the daughter of Mr. Fields, our Chief Executive Officer, provided corporate paralegal services to KANA as an independent contractor. Mr. Fields’ daughter received a total compensation that was less than $120,000, calculated in the same manner as in the Summary Compensation Table.

Independence of the Board of Directors

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that each of Messrs. Batt, Clifford, Nemelka and Shannahan and Ms. Vinella are independent directors, as “independence” is defined in the marketplace rules of The NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fiscal 2006 and 2005 Audit Firm Fee Summary

Through fiscal year ended December 31, 2005 and the subsequent interim period until June 9, 2006, Deloitte & Touche LLP (“D&T”) served as our independent registered public accounting firm. Since February 23, 2006, Burr, Pilger & Mayer LLP (“BPM”) has served as our current independent registered public accounting firm for the quarter and nine months ended September 30, 2005 and for the years ended December 31, 2005 and 2006. Set forth below are the aggregated fees (in thousands) billed for the services of D&T from January 1, 2005 through June 9, 2006 and BPM from February 23, 2006 through December 31, 2006.

	Year Ended December 31,
	2006	2005
Audit fees	$447	$1,303
Audit-related fees (includes review of Form S-1 filing)	63	—
Tax fees	—	—
All other fees

Total fees	$510	$1,303

Our Audit Committee considers at least annually whether the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence. This process includes:

•

Obtaining and reviewing, on at least an annual basis, a letter from the independent registered public accounting firm describing all relationships between the independent registered public accounting firm and the Company required to be disclosed by Independence Standards Board Standard No. 1, reviewing the nature and scope of such relationships, discussing these relationships with the independent registered public accounting firm and discontinuing any relationships that the Audit Committee believes could compromise the independence of the registered public accounting firm.

•

Obtaining reports of all non-audit services proposed to be performed by the independent registered public accounting firm before such services are performed, reviewing and approving or prohibiting, as appropriate, any non-audit services not permitted by applicable law. The Audit Committee may delegate authority to review and approve or prohibit non-audit services to one or more members of the Audit Committee, and direct that any approval so granted be reported to the Audit Committee at a following meeting of the Audit Committee.

All services provided by the Company’s independent registered public accounting firms in fiscal years 2005 and 2006 were approved in advance by the Audit Committee.

Audit Committee Pre-Approval Policy

All audit and permitted non-audit services to be performed for the Company by its independent registered public accounting firm must be pre-approved by the Audit Committee to assure that the provision of such services do not impair the firm’s independence. The Audit Committee does not delegate its responsibility to pre-approve services performed by the independent registered public accounting firm to management.

The annual audit services engagement terms and fees are subject to the specific pre-approval of the Audit Committee. The Audit Committee will approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other matters. All other audit services not otherwise included in the annual audit services engagement must be specifically pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as amended October 12, 2001.	10-K	000-27163	3.05	3/28/03

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Rights Agreement, dated as of January 26, 2006, by and between Kana Software, Inc. and U.S. Stock Transfer Corporation.	8-K	000-27163	4.02	1/31/06

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Kana Software, Inc. 1999 Employee Stock Purchase Plan, as amended.**	S-4/A	333-59754	10.23	5/18/01

10.03	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.05	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.02	11/14/06

10.07	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended, related forms of agreements.**	S-8±	333-38480	4.09	6/02/00

10.08	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**	S-4/A±	333-4896	4.09	11/09/00

10.09	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II.	10-Q±	000-27163	10.03	5/11/00

10.10	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	10-Q±	000-27163	10.4	11/13/00

10.11	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12	Warrant to Purchase Common Stock, dated August 7, 2001, between Kana Communications, Inc. and General Electric Capital Corporation.	S-3	333-77068	4.12	1/18/02

10.13	Warrant to Purchase Common Stock, dated September 5, 2001, between Kana Communications, Inc. and Banca 121.	S-3	333-77068	4.13	1/18/02

10.14	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

10.15	Form of Contingent Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A	000-27163	99.02	12/13/01

10.16	Form of Commitment Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A	000-27163	99.03	12/13/01

10.17	Warrant to Purchase Common Stock, dated September 5, 2001 between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

10.18	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.19	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.20	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.21	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.22	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.23	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.24	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.25	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.26	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.28	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.29	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.30	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.31	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

10.32	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.33	Offer letter to John M. Thompson dated October 8, 2004.**	10-Q	000-27163	10.2	11/15/04

10.34	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

10.35	Consulting Agreement, between Kana Software, Inc. and Michael S. Fields, dated as of July 25, 2005.**	8-K/A	000-27163	10.02	11/23/05

10.36	Business Financing Agreement, dated as of November 30, 2005, between Bridge Bank, National Association and Kana Software, Inc.	8-K	000-27163	10.01	12/07/05

10.37	Business Financing Agreement, dated as of December 29, 2005, between Bridge Bank, National Association and Kana Software, Inc.	10-K	000-27163	10.41	7/06/06

10.38	Business Financing Modification Agreement, dated as of December 29, 2005, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.42	7/06/06

10.39	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.43	7/06/06

10.40	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.44	7/06/06

10.41	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Alan Hubbard, dated February 14, 2006.**	8-K	000-27163	10.01	2/21/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.42	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.43	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Brian Kelly, dated May 31, 2006.**	8-K	000-27163	10.01	6/13/06

10.44	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/09/97

10.45	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/06/06

10.46	Consulting Agreement, between Kana Software, Inc. and William T. Clifford, dated October 30, 2006.**	8-K	000-27163	10.01	11/03/06

10.47	Offer Letter to Jay A. Jones, dated as of August 14, 2006.**	10-Q	000-27163	10.03	11/14/06

21.01	List of subsidiaries of Registrant.	10-K	000-27162	21.01	4/02/07

23.01	Consent of Independent Registered Public Accounting Firm.	10-K	000-27162	23.01	4/02/07

23.02	Consent of Independent Registered Public Accounting Firm.	10-K	000-27162	23.02	4/02/07

24.01	Power of Attorney (included on page 87 of the Annual Report on Form 10-K).	10-K	000-27162	24.01	4/02/07

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, state of California, on April 30, 2007.

Kana Software, Inc.

/s/ MICHAEL S. FIELDS
Michael S. Fields
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2007	By	/s/ MICHAEL S. FIELDS
Michael S. Fields
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: April 30, 2007	By	/s/ JOHN M. THOMPSON
John M. Thompson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 30, 2007	By	*
Jerry R. Batt
Director

Date: April 30, 2007	By	*
Stephanie Vinella
Director

Date: April 30, 2007	By	*
Michael J. Shannahan
Director

Date: April 30, 2007	By	*
William T. Clifford
Director

Date: April 30, 2007	By	*
John F. Nemelka
Director

*By:	/s/ John M. Thompson
John M. Thompson

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as amended October 12, 2001.	10-K	000-27163	3.05	3/28/03

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Rights Agreement, dated as of January 26, 2006, by and between Kana Software, Inc. and U.S. Stock Transfer Corporation.	8-K	000-27163	4.02	1/31/06

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Kana Software, Inc. 1999 Employee Stock Purchase Plan, as amended.**	S-4/A	333-59754	10.23	5/18/01

10.03	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.05	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.02	11/14/06

10.07	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended, related forms of agreements.**	S-8±	333-38480	4.09	6/02/00

10.08	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**	S-4/A±	333-4896	4.09	11/09/00

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.09	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II.	10-Q±	000-27163	10.03	5/11/00

10.10	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	10-Q±	000-27163	10.4	11/13/00

10.11	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

10.12	Warrant to Purchase Common Stock, dated August 7, 2001, between Kana Communications, Inc. and General Electric Capital Corporation.	S-3	333-77068	4.12	1/18/02

10.13	Warrant to Purchase Common Stock, dated September 5, 2001, between Kana Communications, Inc. and Banca 121.	S-3	333-77068	4.13	1/18/02

10.14	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

10.15	Form of Contingent Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A	000-27163	99.02	12/13/01

10.16	Form of Commitment Warrant to purchase Common Stock issued in conjunction with the Share Purchase Agreement dated November 28, 2001 between the Registrant and the Investors named therein.	8-K/A	000-27163	99.03	12/13/01

10.17	Warrant to Purchase Common Stock, dated September 5, 2001 between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

10.18	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.19	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.20	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.22	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.23	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.24	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.25	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.26	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.27	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.28	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.29	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.30	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.31	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.32	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.33	Offer letter to John M. Thompson dated October 8, 2004.**	10-Q	000-27163	10.2	11/15/04

10.34	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

10.35	Consulting Agreement, between Kana Software, Inc. and Michael S. Fields, dated as of July 25, 2005.**	8-K/A	000-27163	10.02	11/23/05

10.36	Business Financing Agreement, dated as of November 30, 2005, between Bridge Bank, National Association and Kana Software, Inc.	8-K	000-27163	10.01	12/07/05

10.37	Business Financing Agreement, dated as of December 29, 2005, between Bridge Bank, National Association and Kana Software, Inc.	10-K	000-27163	10.41	7/06/06

10.38	Business Financing Modification Agreement, dated as of December 29, 2005, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.42	7/06/06

10.39	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.43	7/06/06

10.40	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.44	7/06/06

10.41	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Alan Hubbard, dated February 14, 2006.**	8-K	000-27163	10.01	2/21/06

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.42	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.43	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Brian Kelly, dated May 31, 2006.**	8-K	000-27163	10.01	6/13/06

10.44	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/09/97

10.45	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/06/06

10.46	Consulting Agreement, between Kana Software, Inc. and William T. Clifford, dated October 30, 2006.**	8-K	000-27163	10.01	11/03/06

10.47	Offer Letter to Jay A. Jones, dated as of August 14, 2006.**	10-Q	000-27163	10.03	11/14/06

21.01	List of subsidiaries of Registrant.	10-K	000-27163	21.01	4/02/07

23.01	Consent of Independent Registered Public Accounting Firm.	10-K	000-27163	23.01	4/02/07

23.02	Consent of Independent Registered Public Accounting Firm.	10-K	000-27163	23.02	4/02/07

24.01	Power of Attorney (included on page 87 of this Annual Report on Form 10-K).	10-K	000-27163	24.01	4/02/07

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.