Form 10-Q
period 2007-03-31
KANA SOFTWARE INC
filed 2007-05-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

On April 30, 2007, approximately 36,208,055 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

Kana Software, Inc.

Form 10-Q

Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,313	$5,719
Restricted cash	75	74
Accounts receivable, net of allowance of $200 and $155 at March 31, 2007 and December 31, 2006, respectively	7,789	8,756
Prepaid expenses and other current assets	2,121	1,967

Total current assets	15,298	16,516
Restricted cash, long-term	991	990
Property and equipment, net	1,175	1,221
Goodwill	8,623	8,623
Acquired intangible assets, net	—	15
Other assets	2,820	2,970

Total assets	$28,907	$30,335

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loan payable	$2,000	$—
Note payable	221	327
Accounts payable	4,024	2,684
Accrued liabilities	5,617	6,880
Accrued restructuring	1,955	1,844
Deferred revenue	15,511	15,825

Total current liabilities	29,328	27,560
Deferred revenue, long-term	281	410
Accrued restructuring, long-term	3,608	4,258
Other long-term liabilities	1,120	1,239

Total liabilities	34,337	33,467

Commitments and contingencies (Note 6)

Stockholders’ equity deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 36,204,944 and 35,972,283 shares issued and outstanding	36	36
Additional paid-in capital	4,303,974	4,302,495
Accumulated other comprehensive income	144	171
Accumulated deficit	(4,309,584)	(4,305,834)

Total stockholders’ deficit	(5,430)	(3,132)

Total liabilities and stockholders’ deficit	$28,907	$30,335

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006 Restated (2)
	(unaudited)
Revenues:
License fees	$3,616	$2,861
Services	9,418	8,572

Total revenues	13,034	11,433

Costs and expenses (1):
Cost of license fees	287	451
Cost of services	3,068	2,287
Amortization of acquired intangible assets	15	33
Sales and marketing	6,193	3,749
Research and development	3,652	2,570
General and administrative	3,503	2,289
Restructuring	—	10

Total costs and expenses	16,718	11,389

Income (loss) from operations	(3,684)	44
Interest and other income (expense), net	(19)	(658)
Registration rights penalty	—	(337)

Loss before income tax expense	(3,703)	(951)
Income tax expense	(47)	(28)

Net loss	$(3,750)	$(979)

Basic and diluted net loss per share	$(0.10)	$(0.03)

Shares used in computing basic and diluted net loss per share	36,019	33,924

(1) Employee stock-based compensation included in the expense line items:

Cost of services	$68	$54
Sales and marketing	223	190
Research and development	69	92
General and administrative	392	44

(2)	Subsequent to the issuance of the Company’s interim condensed consolidated statements for the quarter ended March 31, 2006, the Company determined that non-cash compensation expenses relating to certain options granted in 1999 were incorrectly recorded in the first quarter of 2006. Additionally, certain other expense items were recorded in the improper quarter within 2006. As a result, the operating results for the quarter ended March 31, 2006 have been restated. See “Restatement relating to stock-based compensation and other revenue and expense items” included in Note 1 to the condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2007	2006 Restated (1)
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,750)	$(979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	265	396
Loss on the disposal of property and equipment	—	46
Amortization of acquired intangible assets	15	33
Stock-based compensation	870	606
Provision for doubtful accounts	45	55
Restructuring	—	10
Registration rights penalty	—	337
Non-cash interest accretion	34	23
Change in fair value of warrant liability	—	562
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	955	(146)
Prepaid expenses and other assets	—	486
Accounts payable and accrued liabilities	(45)	(2,688)
Accrued restructuring	(543)	(750)
Deferred revenue	(487)	(1,010)

Net cash used in operating activities	(2,641)	(3,019)

Cash flows from investing activities:
Purchases of property and equipment	(219)	(51)
(Increase) decrease in restricted cash	(2)	18

Net cash used in investing activities	(221)	(33)

Cash flows from financing activities:
Borrowings on loan payable, net	2,000	457
Borrowings on note payable	71	—
Repayments on note payable	(219)	—
Net proceeds from issuances of common stock and warrants	609	—

Net cash provided by financing activities	2,461	457

Effect of exchange rate changes on cash and cash equivalents	(5)	25

Net decrease in cash and cash equivalents	(406)	(2,570)
Cash and cash equivalents at beginning of period	5,719	6,216

Cash and cash equivalents at end of period	$5,313	$3,646

(1)	Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the quarter ended March 31, 2006, the Company determined that non-cash compensation expenses relating to certain options granted in 1999 were incorrectly recorded in the first quarter of 2006. Additionally, certain other expense items were recorded in the improper quarter within 2006. As a result, the statement of cash flows for the quarter ended March 31, 2006 has been restated. See “Restatement relating to stock-based compensation and other revenue and expense items” included in Note 1 to the condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Kana Software, Inc. and Summary of Significant Accounting Policies

Nature of Operations

Kana Software, Inc. and its subsidiaries (the “Company” or “KANA”) were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. KANA develops, markets and supports customer communications software products. The Company sells its products primarily in the United States and Europe, and to a lesser extent, in Asia, through its direct sales force and third party integrators. References to “we,” “our” and “us” collectively refer to KANA, our predecessor and our subsidiaries and its predecessors.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of KANA and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by KANA and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA’s audited consolidated financial statements and notes included in KANA’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on April 2, 2007. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Restatement relating to stock-based compensation and other revenue and expense items

The financial information as of and for the three months ended March 31, 2006 is restated since it has been revised from the amounts previously stated in our Quarterly Report on Form 10-Q filed with the SEC on July 28, 2006. Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the quarter ended March 31, 2006, the Company determined that non-cash compensation expenses relating to certain options granted in 1999 were incorrectly recorded in the first quarter of 2006. Additionally, certain other expense items were recorded in the improper quarter within 2006. The restatement is further discussed in Note 14 of the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2006 filed with the SEC on April 2, 2007.

Use of Estimates

The preparation of the interim unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates.

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

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable, and the Company generally does not recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met.

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

Services revenues include revenues for consulting services, customer support and training, OnDemand and hosting. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, the Company recognizes the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by AICPA SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). KANA’s consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue. OnDemand includes our KANA OnDemand ‘software as a service’ and outsourcing offerings as well as Advanced Customer Services. OnDemand revenue is recognized in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy” (“SAB 104”). Revenues from OnDemand services are recognized ratably over the term of the arrangement, while application fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals. Hosting service arrangements are a means of deployment whereby the customer’s software and data is physically located in third party facilities. Customers pay a fee to remotely access the hosted software and data via a secure internet connection. Hosting fees are recognized as the hosting service is delivered in accordance with SAB 104.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and employee stock purchases under an employee stock purchase plan, based on estimated fair values.

Stock-based compensation expense recognized during the three months ended March 31, 2007 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

Employee stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $752,000 and $380,000, respectively.

For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). In 2005 and 2006, Company extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In fiscal year 2006, the Company granted a total of 57,500 stock options to four non-employees who had agreements to provide consulting services. During the three months ended March 31, 2007 there were no stock option grants to non-employees.

As a result of these stock option modifications to former employees and the stock option grants to consultants, the Company recorded non-employee stock-based compensation expense of $118,000 and $226,000 for the three months ended March 31, 2007 and 2006, respectively, allocated as follows:

	Three Months Ended March 31,
	2007	2006 Restated (1)
Sales and marketing	$16,000	$—
Research and development	—	10,000
General and administrative	102,000	216,000

	$118,000	$226,000

(1)	See “Restatement relating to stock-based compensation and other revenue and expense items” included in Note 1 to the condensed consolidated financial statements.

Effect of Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating the effects of implementing SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. During the implementation, the Company identified, evaluated, and measured the amount of income tax benefits to be recognized for all material income tax positions. The net income tax assets recognized under FIN 48 did not materially differ from the net assets recognized before adoption, and, therefore, the Company did not record an adjustment related to the adoption of FIN 48. At the adoption date of January 1, 2007, the Company had $145,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2007, the Company had $145,000 of unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of March 31, 2007, we have approximately $28,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdiction to which the Company is subject.

Note 2. Goodwill and Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is three years. The Company reported amortization expense on purchased intangible assets of $15,000 and $33,000 for the three month ended March 31, 2007 and 2006, respectively. The Company’s identifiable intangible assets have been fully amortized as of March 31, 2007. The components of goodwill and other intangibles are as follows (in thousands):

	March 31, 2007	December 31, 2006
Goodwill	$8,623	$8,623

Intangibles:
Customer Relationships	$150	$150
Purchased technology	14,650	14,650
Less: accumulated amortization	(14,800)	(14,785)

Intangibles, net	$—	$15

Note 3. Stockholders’ Deficit

(a)	Issuance of Common Stock and Warrants

In May 2006, the Company amended the registration agreement related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to September 30, 2006 from January 27, 2006 and to change the penalty for failure to register the underlying shares of common stock from a cash penalty to a share-based payment, in exchange for the issuance of 593,854 shares of common stock. The shares were valued at approximately $1.0 million based on the fair market value of the Company’s common stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. Registration rights penalties of $337,000 and $695,000 were recorded as non-operating expenses during the first and second quarters of 2006, respectively. The September 30, 2006 registration deadline was not met and an additional 59,383 shares of common stock was issued. The shares were valued at approximately $166,000 based on the fair market value of the Company’s common stock on September 30, 2006 less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the third quarter of 2006.

On November 9, 2006, the Company completed the registration of the shares of common stock and shares of common stock underlying the warrants issued to the Investors.

(b)	Stock Compensation Plans

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balances, December 31, 2006	9,201,921	$6.12
Options cancelled and retired	(231,847)	3.97
Options exercised	(232,661)	2.59		$218,319
Options granted	1,487,400	3.19

Balances, March 31, 2007	10,224,813	$5.82	7.53	$8,048,851

Options vested and exercisable and expected to be vested and exercisable at March 31, 2007	8,575,556	$6.26	7.22	$6,718,135
Options vested and exercisable at March 31, 2007	5,142,126	$7.74	6.07	$3,790,755

At March 31, 2007, the Company had 7,047,768 options available for grant under its equity incentive plans.

Options vested and exercisable at March 31, 2007 exclude certain options which are vested but not yet exercisable. In certain situations, a stock option will be vested but not exercisable. The number of shares vested and exercisable at March 31, 2007 was 5,142,126 and the weighted average exercise price of such shares was $7.74 per share. At March 31, 2007, the total number of vested but unexercisable shares was 309,517 and had a weighted average exercise price of $28.81.

At March 31, 2007, the Company had $4.5 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 2.7 years. This amount excludes unrecognized stock-based compensation expense that relates to non-employee stock options, which cannot be estimated prior to the measurement date.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2007:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.10 – 1.73	1,501,583	7.20	$1.61	776,373	$1.59
1.75 – 2.88	687,406	3.71	2.40	616,824	2.42
2.95 – 2.95	3,639,686	8.99	2.95	1,361,577	2.95
3.01 – 3.13	1,666,943	8.72	3.11	423,187	3.10
3.22 – 4.74	1,360,445	7.86	3.81	632,038	4.13
4.74 – 889.40	1,368,584	4.18	24.98	1,331,961	21.75
998.50 – 998.50	166	2.76	998.50	166	998.50

Total	10,224,813	7.53	$5.82	5,142,126	$7.74

The Company uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. There were no stock options granted or exercised during the three months ended March 31, 2006. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the three months ended March 31, 2007 are as follows:

Three Months Ended March 31,
2007
Risk-free interest rate	4.76%
Expected volatility	53%
Expected life (in years)	5
Dividend yield	0%

Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve.

The expected volatility of the stock options was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure in addition to mean reversion.

In the analysis of expected life the Company used an approach that determines the time from grant to exercise for options that have been exercised and adjusts this number for the expected time to exercise for options that have not yet been exercised. The expected time to exercise for options that have not yet been exercised is calculated from grant as the midpoint of contractual termination of the option and the later of measurement date or vesting date. All times are weighted by number of option shares in developing the expected life assumption.

The weighted-average fair value of options granted during the three months ended March 31, 2007 was $1.58 per share.

The forfeiture rate of employee stock options for 2007 was calculated using the Company’s historical terminations data.

Note 4. Warrant Liability

The warrants issued in June, September and October 2005 (collectively referred to as the “Warrants”) had cash penalties for the failure to register the underlying shares of common stock. Pursuant to Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company recorded the Warrants as liabilities at their fair value using the Black-Scholes valuation model with changes in value reported to other income or expense each period. For the three months ended March 31, 2006, $562,000 was recorded to other expense for the change in fair value of the Warrants.

The Warrants require physical settlement but allow for net-share settlement if the underlying shares of common stock are not registered. A maximum of 1,914,586 shares of common stock could be issued to settle the Warrants under a net-share settlement.

As noted above in Note 3, in May 2006, the Company amended the registration agreements related to the Private Placements to extend the registration deadline of the shares of common stock and underlying shares of common stock of the Warrants. The Company amended the penalty for failure to register the underlying shares of common stock from cash to share-based payments, with a maximum limit of 59,383 penalty shares to be issued. Pursuant to EITF 00-19, with the elimination of these cash penalties and a maximum limit on penalty shares, the fair value of the Warrants on the date of this amendment was reclassified to equity from liability, and gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability were not reversed.

Note 5. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three month periods ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006 Restated (1)
Net Loss	$(3,750)	$(979)
Foreign currency translation gain (loss)	(27)	(44)

Comprehensive loss	$(3,777)	$(1,023)

(1)	See Restatement relating to stock-based compensation and other revenue and expense items included in Note 1 to the condensed consolidated financial statements.

Note 6. Commitments and Contingencies

(a)	Lease Obligations

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, the Company entered into letters of credit totaling $781,000 expiring in 2007 and through 2011. The Company’s letters of credit can be supported by either restricted cash or the Company’s line of credit. At March 31, 2007, the Company had a $14.7 million in non-cancelable operating lease obligations off set by $5.0 million of sublease income from subleases that are under contract.

(b)	Other Contractual Obligations

At March 31, 2007, the Company had other future contractual obligations requiring payments of $3.3 million. The obligation represents payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, consulting services, engineering services, and sales events.

(c)	Litigation

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

On March 16, 2006, Polaris IP, LLC filed a suit against the Company, Sirius Satellite Radio, Inc., Priceline.com, Capital One, Continental Airlines, Inc., and E*Trade Financial in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 6,411,947 and 6,278,996 and seeking injunctive relief, damages and attorneys’ fees. On March 23, 2007, the parties entered into a settlement agreement and this matter was dismissed with prejudice on April 26, 2007.

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join in a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by the Company. Although the Company believes that the plaintiffs’ claims have no merit, the Company has decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The proposed settlement agreement is subject to final approval by the court. Should the court fail to approve the settlement agreement, the Company believes it has meritorious defenses to these claims and would defend against the action vigorously. Because the settlement will be funded entirely by the Company’s insurers, the Company does not believe that the settlement will have any effect on its consolidated financial condition, results of operation or cash flows and accordingly, the Company has not accrued an amount for this loss contingency in its consolidated financial statements at March 31, 2007.

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

Many of our software license agreements require us to indemnify our customers for any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed. Such indemnification provisions are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). In prior periods, the Company has incurred minimal costs related to such claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. The Company did however record a settlement charge resulting from a settlement of an infringement claim on the Company’s consolidated statement of operations for the year ended December 31, 2006, which was not considered material. Except for those related to the Polaris matter, there were no outstanding claims of infringement at March 31, 2007.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007.

Note 7. Restructuring Costs

The following table provides a summary of restructuring activity during the three months ended March 31, 2006 and 2007 (in thousands):

	Facilities	Severance and Related	Total
Restructuring accruals:
Accrual as of December 31, 2005	$7,270	$282	$7,552
Restructuring recoveries	46	(36)	10
Payments made	(796)	(173)	(969)
Sublease payments received	250	—	250

Accrual as of March 31, 2006	$6,770	$73	$6,843

Accrual as of December 31, 2006	$6,102	$—	$6,102
Payments made	(1,078)	—	(1,078)
Sublease payments received	539	—	539

Accrual as of March 31, 2007	$5,563	$—	$5,563

Note 8. Information About Geographic Areas

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

Geographic information on revenues for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
North America	$9,224	$8,608
Europe	3,632	2,549
Asia Pacific	178	276

Total	$13,034	$11,433

During the three months ended March 31, 2007 and 2006, no customer represented 10% of total revenues.

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, is as follows (in thousands):

	March 31, 2007	December 31, 2006
United States	$1,762	$1,974
International (primarily Europe)	2,233	2,217

Total	$3,995	$4,191

Note 9. Loan Payable and Note Payable

(a)	Loan Payable

On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”) and entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company has access to a Loan Facility of $7.0 million (“November Loan”). This November Loan is made up of two parts: (i) a Formula Revolving Line of Credit of up to $5.0 million and (ii) a Non-Formula Revolving Line of Credit of up to $6.0 million, of which $2.0 million is available for stand-by letters of credits, settlement limits on foreign exchange contracts or cash management products. The combined total borrowing under the two parts cannot exceed $7.0 million. The Formula Revolving Line of Credit is collateralized by all of our assets and expired on November 29, 2006. Interest for the Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 2% while interest for the Non-Formula Revolving Line of Credit accrues at Bridge’s Prime Lending Rate plus 0.50%. On December 29, 2005, the Company entered into a Business Financing Agreement with Bridge, which provided for additional advances up to $1.5 million based on an advance rate of 80% of eligible receivables. The overall November Loan was increased to $7.5 million.

On March 30, 2006, the Company modified the Business Financing Agreement with Bridge to increase the additional advances for accounts receivable to $2.0 million and the overall November Loan to $8.0 million.

On November 28, 2006 the Business Financing Agreement was further modified to extend the expiration date to February 28, 2007.

On February 27, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Bridge under which the Company has access to a Loan facility of $10.0 million (“February Loan”). The February Loan is a formula based revolving line of credit based on 80% of eligible receivables subject to two sub limits; a sub limit of $2.5 million that is available for stand-by letters of credit, settlement limits on foreign exchange contracts or cash management products and a maximum amount of $5.0 million available as a term loan. The total combined borrowing under the February Loan and sub limits cannot exceed $10.0 million. The February Loan is collateralized by all of the Company’s assets and expires February 27, 2009 at which time the entire balance under the formula based line of credit will be due. The Company has a twelve month period to draw down against the term loan, which is repaid over a 36 month period. Interest for the formula based revolving line of credit accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25% while interest for the term loan accrues at the WSJ’s Prime Lending Rate plus 1.75%. The February Loan contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If the Company is not in compliance with the covenants of the February Loan, Bridge has the right to declare an event of default and all of the outstanding balances owed under the February Loan would become immediately due and payable. As of March 31, 2007, the Company had $2.0 million drawn against the February Loan all of which is shown as current on the condensed consolidated balance sheet as the Company was not in compliance with certain financial covenants. See Note 12 for further details.

(b)	Note Payable

As of March 31, 2007, there was $221,000 classified as current portion of note payable and $200,000 classified as long-term. The long term portion was included in other long-term liabilities on the condensed consolidated balance sheet. The note payable consists of two obligations. The first is a promissory note with De Lage Landen Financial Services, Inc. for the financing of software license and support purchased and has a fixed interest rate of 3.15%, payable in monthly installments of principal and interest. The second obligation is with First Insurance Funding Corp of California for short-term financing of Errors and Omissions insurance and has a fixed interest rate of 9.87%, payable in monthly installments of principal and interest. At March 31, 2007, the Company had future payments of $179,000 for the nine months ending December 2007, and $170,000 and $72,000 for the years ending December 2008 and 2009, respectively, with no required payments thereafter. As of December 31, 2006, there was $327,000 classified as current portion of note payable and $242,000 classified as long-term.

Note 11. Related Party Transactions

On October 30, 2006, the Company entered into a consulting agreement (“the Consulting Agreement”) with William T. Clifford, a member of KANA’s Board of Directors. Mr. Clifford provided consulting services to KANA’s management as an independent contractor on matters pertaining to strategic planning and business (in addition to his role as a member of the Board of Directors) for a period of twelve months that commenced on January 24, 2006. During the three months ended March 31, 2007, the Company paid Mr. Clifford a fee of $59,900 in consideration for his consulting services pursuant to the terms of the Consulting Agreement.

Note 12. Subsequent Events

On May 4, 2007, the Company executed a definitive agreement with the members of eVergance Partners, LLC (“eVergance”) to acquire all of their membership interests. The transaction is subject to customary closing conditions and is expected to close during the second quarter of 2007.

On May 7, 2007, the Company entered into a First Amendment to Loan and Security Agreement with Bridge (“Amendment”), in which Bridge waived the Company’s compliance with certain financial ratios for any period prior to the month and quarter ending June 30, 2007 and consented to the Company’s acquisition of eVergance. The terms of the Amendment limit the maximum borrowing under the February Loan to $5 million until the Company has met certain restrictive covenants for two consecutive quarters.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K filed on April 2, 2007, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

Kana Software, Inc. and its subsidiaries (the “Company” or “KANA” and, references to “we,” “our”, “us”, and similar pronouns refer to KANA) offer an innovative approach to customer service with cost-effective solutions that enhance the quality of customer interaction. Built on open standards for a high degree of adaptability and integration, KANA solutions intelligently automate the processes needed to successfully serve our clients’ customers, so that our clients can deliver higher value service at lower cost. KANA provides an integrated solution which enables organizations to deliver consistent, managed service across all channels, including email, chat, call centers, and Web self-service, ensuring a consistent service experience across communication channels.

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from consulting and training. Our larger customers often use a systems integrator, such as IBM, Accenture or BearingPoint, for the project to install KANA software as well as do the business process, workflow, and other associated required work. KANA’s professional services group assists the integrators as subject matter experts, and in some cases will act as the prime contractor for implementation of our software. While the Company continues this practice, the Company is increasingly providing consulting and implementation services directly to our customers. These services may be provided to our existing customers who would prefer us to review their KANA implementations or to new customers who are not large enough to gain the interest of a system integrator to provide such services. However, in the case of most of the initial installations of our applications that are generally installed by our customers using a system integrator, these services generally increase the cost of a project substantially and subject their purchase to more approval levels and cost savings reviews resulting in longer sales cycles. This contributes to the difficulty that we face in predicting the quarter in which sales to expected customers will occur and to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected. In May 2007, we executed a definitive agreement with the members of eVergance Partners, LLC (“eVergance”) to acquire all of their membership interests. eVergance is a management consulting and systems integration firm, and we expect our service revenues and related expenses to increase when we consummate this acquisition.

In addition, we recently began offering our software on a hosted basis for a subscription fee, through our OnDemand service.

In late 2005, we made a decision to eliminate outsourced product development and bring core technology development back to our personnel in the United States in a process that we refer to as “back-shoring” and, by the end of the third quarter of 2006, we brought back all core technology development to the United States, except for one product group. We also back-shored our technical support. As we continue to rebuild the sales organization and increase our marketing, our sales and marketing expenses increased in 2007 due to increases in headcount, commissions as a result of higher revenues, and marketing programs. We will strive to match our spending with the anticipated revenue but, given the unpredictability of our license revenue, we are unable to predict with any certainty the period(s) when the Company will be profitable, if at all.

Since 1997 we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services, and administration departments. As a result, we have incurred substantial losses since inception. On March 31, 2007, the Company had ending cash and cash equivalents of $5.3 million including $2.0 million of borrowings outstanding under a loan payable. As of March 31, 2007, the Company had an accumulated deficit of $4.3 billion and a negative working capital of $14.0 million. Loss from operations was $3.7 million for the first three months of 2007. Income from operations was $44,000 for the first three months of 2006. Net cash used for operating activities was $2.6 million and $3.0 million for the first three months of 2007 and 2006, respectively.

As of March 31, 2007, we had 194 full-time employees which represent an increase from 181 employees at December 31, 2006 and an increase from 123 employees at March 31, 2006.

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

For all sales, the Company uses either a signed license agreement, a signed amendment to an existing license agreement, a signed order form, a binding purchase order where we either have a signed master license agreement or an order form signed by the Company, or a signed statement of work as evidence of an arrangement.

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

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable, and the Company generally does not recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met.

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

Services revenues include revenues for consulting services, customer support and training, and OnDemand and hosting. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, the Company recognizes the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by AICPA SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). KANA’s consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue. OnDemand includes our KANA OnDemand ‘software as a service’ and outsourcing offerings as well as Advanced Customer Services. OnDemand revenue is recognized in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy” (“SAB 104”). Revenues from OnDemand services are recognized ratably over the term of the arrangement, while application fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals. Hosting service arrangements are a means of deployment whereby the customer’s software and data is physically located in third party facilities. Customers pay a fee to remotely access the hosted software and data via a secure internet connection. Hosting fees are recognized as the hosting service is delivered in accordance with SAB 104.

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

When events or circumstances indicate the carrying value of internal use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that computer software being developed will be placed in service, the asset will be adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our condensed consolidated statements of operations. In the first quarter ended March 31, 2005, the Company’s information technology department reviewed its operations and technology requirements, and decided to discontinue its use of certain internal use software, which resulted in a non-cash impairment charge of $6.3 million.

As of March 31, 2007, we had $561,000 of capitalized costs for internal use software less $551,000 of accumulated amortization for a net balance of $10,000.

Restructuring

During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities in Menlo Park, California; Princeton, New Jersey; Framingham, Massachusetts; and Marlow in the United Kingdom. Remaining lease commitments terminate over various dates beginning in April 2007 and through January 2011. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have subleased some of the excess space, but in all cases, the sublease income is less than the rent we pay the landlord. We had $5.6 million in accrued restructuring costs as of March 31, 2007, which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of March 31, 2007, our estimate of accrued restructuring cost included an assumption that we would receive $861,000 in sublease payments that are not subject to any contractual arrangement as of March 31, 2007. We have assumed that the majority of these assumed sublease payments will begin in 2007 and continue through the end of the related leases. In December 2006, we determined that we may not be able to sublease a leased facility in Princeton, New Jersey, and we changed our assumption of subleasing this excess space. We recorded a restructuring charge of $739,000 during the three months ended December 31, 2006 mainly related to this change in estimate of sublease assumption that is not subject to any contractual arrangement.

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

The remaining amount of goodwill as of March 31, 2007 is $8.6 million. We continue to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2006, the date of our last annual goodwill impairment test. Any further impairment loss could have a material adverse impact on our financial condition and results of operations

Income Taxes

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

Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize include, but are not limited to, a cumulative change of more than 50% ownership of the company, as defined, over a three-year period. The portion of the net operating loss and tax credit carryforwards subject to potential expiration has not been included in deferred tax assets.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options and employee stock purchases under an employee stock purchase plan based on estimated fair values.

Stock-based compensation expense recognized during the three months ended March 31, 2007 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

Employee stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 were $752,000 and $380,000, respectively.

For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). In 2005 and 2006,, the company extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In fiscal year 2006, the Company granted a total of 57,500 stock options to four non-employees who had agreements to provide consulting services. As a result of these stock option modifications to former employees and the stock option grants to consultants, the Company recorded non-employee stock-based compensation expense of $118,000 and $226,000 for the three months ended March 31, 2007 and 2006, respectively.

Also see stock-based compensation in Note 1 to the condensed consolidated financial statements.

Effect of Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157. The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating the effects of implementing SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. During the implementation the Company identified, evaluated, and measured the amount of income tax benefits to be recognized for all material income tax positions. The net income tax assets recognized under FIN 48 did not materially differ from the net assets recognized before adoption, and, therefore, the Company did not record an adjustment related to the adoption of FIN 48. At the adoption date of January 1, 2007, the Company had $145,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2007 the Company had $145,000 of unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of March 31, 2007, we have approximately $28,000 of accrued interest and penalties related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdiction to which the Company is subject.

Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

	Three Months Ended March 31,
	2007	2006 Restated (1)
	(unaudited)
Revenues:
License fees	28%	25%
Services	72	75

Total revenues	100	100

Costs and Expenses:
Cost of license fees	2	4
Cost of services	24	20
Amortization of acquired intangible assets	*	*
Sales and marketing	48	33
Research and development	28	23
General and administrative	27	20
Restructuring costs	—	*

Total costs and expenses	128	100

Income (loss) from operations	(28)	*
Interest and other income (expense), net	*	(6)
Registration rights penalty	—	(3)

Loss before income taxes	(28)	(8)
Income tax expense	*	*

Net loss	(29)%	(9)%

*	Less than 1%
(1)	See Restatement relating to stock-based compensation and other revenue and expense items included in Note 1 to the condensed consolidated financial statements.

Revenues

Total revenues increased by 14% to $13.0 million for the three months ended March 31, 2007 from $11.4 million for the three months ended March 31, 2006, as a result of higher license and services revenues in 2007 than in 2006.

License revenues include licensing fees only, and exclude associated support and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon delivery provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies” above. License revenues increased by 26% to $3.6 million for the three months ended March 31, 2007 from $2.9 million for the same period in the prior year. This increase in license revenue was based, in part, on increased demand for our products, with a greater number of license transactions, and increased average transaction value. While we are focused on increasing license revenue, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable.

Our service revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Professional services revenues relate to providing consulting, training and implementation services to our customers including OnDemand, software as a service option. Service revenues increased to $9.4 million for the three months ended March 31, 2007, compared to $8.6 million for the same period in 2006. Support revenues are the largest component of service revenues, and during the three months ended March 31, 2007, support revenues remained flat compared to the same period in 2006, because support revenues from new maintenance contracts associated with new license transactions offsetted support renewal cancellations. The other part of service revenues are professional services fees that increased for the three months ended March 2007 compared to the same period in 2006 mainly due to an increase in consulting, training and OnDemand revenues. Consulting and training revenues increased as a result of increased license sales in prior quarters. Customers who purchase licenses frequently purchase implementation consulting and training, which usually occur subsequent to the license sales.

Revenues from domestic sales were $9.2 million and $8.6 million for the three months ended March 31, 2007 and 2006, respectively. Revenues from international sales were $3.8 million and $2.8 million for the three months ended March 31, 2007 and 2006, respectively. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues increased by 22% to $3.4 million for the three months ended March 31, 2007 from $2.8 million for the three months ended March 31, 2006.

License Fees. Cost of license fees consists of third party software royalties, costs of product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license fees as a percentage of license fees was 8% for the three months ended March 31, 2007, compared to 16% for the same period in the prior year. The decrease was partially due to a reduction in royalty costs associated with a relatively lower proportion of non-revenue-related shipments, such as upgrades and updates, as we had a lower proportion of such shipments during the first three months in 2007. The decrease also reflected our increased license revenues. In addition, we reduced our royalty costs by replacing certain third-party technology with a lower cost alternative. Therefore, even though license revenue increased by 26% for the three months ended March 31, 2007 compared to the same period in the prior year, there was a significant decrease in cost of license in the first three months in 2007 compared to the same period in 2006. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades. We are not able to predict when customers will choose to upgrade their software which will then cause us to incur this royalty cost. We are continuing to look at alternatives for some original equipment manufacturer (“OEM”) products embedded in KANA products.

Services. Cost of services consists primarily of compensation and related expenses for our customer support, consulting and training and OnDemand services organizations, and allocation of facility costs and system costs incurred in providing customer support. Cost of services increased to 33% of service revenues, or $3.1 million, for the three months ended March 31, 2007 compared to 27% of service revenues, or $2.3 million, for the same period in 2006. The decrease in service margins in the first three months in 2007 compared to the same period in 2006 was due to OnDemand related costs as well as an increase in professional service staffing levels in 2007. As of March 31, 2007, we had 46 employees in the support, consulting, training and OnDemand organizations compared to 27 employees as of March 31, 2006, an increase of 70%.

Cost of services may increase or decrease depending on the demand for these services. The expenses may also be affected by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets is recorded in the three-month periods ended March 31, 2007 and 2006 related to $400,000 of identifiable intangibles purchased in connection with the Hipbone acquisition in February 2004. Acquired intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset (three years) and was fully amortized in the first quarter of 2007. Amortization expense may increase if we acquire another company.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses increased by 65% to $6.2 million for the three months ended March 31, 2007, from $3.7 million for the same period in 2006. This was primarily due to an increase in compensation and related costs as a result of our strategy of increasing our sales and marketing personnel and an increase in our marketing programs. As of March 31, 2007, we had 68 employees in sales and marketing compared to 46 employees as of March 31, 2006, an increase of 48%.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by 42% to $3.7 million for the three months ended March 31, 2007 from $2.6 million for the same period in 2006. This was attributable primarily to higher compensation and related costs as a result of an increase in head count as well as retention bonuses paid to some employees. As of March 31, 2007, we had 43 employees in research and development compared to 24 employees as of March 31, 2006, an increase of 79%.

Research and development expenses including related head count may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses increased by 53% to $3.5 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006. The increase in expenses during the three months ended March 31, 2007 was primarily due to higher auditing and legal fees, an increase in employee stock-based compensation due to new grants, higher compensation and related costs as a result of new hires, and expenses related to the world-wide employee meeting held in February 2007. As of March 31, 2007, we had 37 employees in general and administrative and information technology combined compared to 27 employees as of March 31, 2006, a 37% increase.

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

Restructuring Costs. There was no restructuring cost during the three months ended March 31, 2007. During the three months ended March 31, 2006, there was a restructuring charge of $46,000 for lease-hold improvements off set by a recovery of $36,000 due to the changes in the assumptions related to severance of employees in our New Hampshire facility.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense and changes in fair value of warrant liabilities. Interest income consists primarily of interest earned on cash and cash equivalents and was approximately $22,000 and $58,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in interest income related to lower cash and cash equivalents balances in the three months ended 2007 compared to the same period in 2006. Interest expense relates primarily to our loan payable and was approximately $39,000 and $144,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in interest expense related to lower borrowings against the loan payable in the three months ended 2007 compared to the same period in 2006. Interest and other income (expense), net also consists of changes in the fair value of warrant liabilities of approximately $562,000 for the three month ended March 31, 2006.

Provision for Income Taxes

We have incurred net operating losses on a consolidated basis for all periods from inception through March 31, 2007. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. During the three months ended March 31, 2007 and 2006, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $47,000 and $28,000 for the three months ended March 31, 2007 and 2006, respectively, in those foreign jurisdictions.

Liquidity and Capital Resources

As of March 31, 2007, we had $5.3 million in cash and cash equivalents, compared to $5.7 million in cash and cash equivalents at December 31, 2006. As of March 31, 2007, we had negative working capital of $14.0 million, compared to negative working capital of $11.0 million as of December 31, 2006. As of March 31, 2007, our current liabilities included $15.5 million of deferred revenue (primarily reflecting payments received for future maintenance services to be provided to our customers).

History and Recent Trends

We have had negative cash flow from operating activities in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The rate of cash we have used in operations was $13.1 million in 2004, $16.3 million in 2005, $1.7 million in 2006 and $2.6 million in the first three months of 2007. In 2003, 2004 and 2005, we implemented successive net workforce reductions of approximately 154, 30 and 56 employees, respectively. During 2006 and the first three months in 2007, we had a net increase of 56 and 12 employees, respectively. Staffing is expected to change from time to time based upon a number of factors, including anticipated demand for our products and the balancing of roles between employees and outsourced staffing. We experienced negative cash flow from operations during 2006 and during the first three months of 2007 due to continued net losses. While our cash flow has benefited from our continuing emphasis on cost management, that benefit has been partially offset by continued cash outflow for rent on excess facilities. Our cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter, and we cannot be certain that we will meet our revenue expectations in any given period.

Primary Driver of Cash Flow

Our ability to generate cash in the future depends upon our success in generating sufficient sales transactions, especially new license transactions. We expect our support renewals in 2007 to continue to be relatively flat from 2006. Since our new license transactions are relatively small in number and are difficult to predict, we may not be able to generate new license transactions as anticipated in any particular future period. From time to time, changes in assets and liabilities, such as changes in levels of accounts receivable and accounts payable, may also affect our cash flows.

Operating Cash Flow

We had negative cash flow from operating activities of $2.6 million for the first three months of 2007, which included a $3.8 million net loss, a $45,000 decrease in accounts payable and accrued liabilities, a $543,000 decrease in accrued restructuring and a $487,000 decrease in deferred revenue, partially offset by non-cash charges of $870,000 for stock-based compensation expense and $265,000 of depreciation, as well as a $955,000 decrease in accounts receivable. Our operating activities used $3.0 million of cash and cash equivalents for the three months ended March 31, 2006.

Investing Cash Flow

Our investing activities used $221,000 and $33,000 of cash for the first three months of 2007 and 2006, respectively, which consisted primarily of the purchase of property and equipment.

Financing Cash Flow

Our financing activities provided $2.5 million of cash for the three months ended March 31, 2007, which consisted primarily of $2.0 million of cash related to net borrowings under our bank loan payable, $609,000 in proceeds from issuances of common stock, and borrowings of $71,000 on note payable offset in part by the repayment of $219,000 on note payable. For the first three months of 2006, our financing activities provided $457,000 of cash and cash equivalents.

Existence and Timing of Contractual Obligations

On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company had access to a Loan Facility of $7.0 million. We have since amended our agreement with Bridge, and most recently on February 27, 2007, whereby the Company entered into an Amended and Restated Loan and Security Agreement with Bridge under which the Company has access to a Loan Facility of $10.0 million (“February Loan”). The February Loan is a formula based revolving line of credit based on 80% of eligible receivables subject to two sub limits; a sub limit of $2.5 million that is available for stand-by letters of credit, settlement limits on foreign exchange contracts or cash management products and a maximum amount of $5.0 million available as a term loan. The total combined borrowing under the February Loan and sublimits cannot exceed $10.0 million. The February Loan is collateralized by all of the Company’s assets and expires February 27, 2009 at which time the entire balance under the formula based line of credit will be due. The Company has a twelve month period to draw down against the term loan, which is repaid over a 36 month period. Interest for the formula based revolving line of credit accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25% while interest for the term loan accrues at the WSJ’s Prime Lending Rate plus 1.75%. The February Loan contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If we are not in compliance with the covenants of the February Loan, Bridge Bank has the right to declare an event of default and all of the outstanding balances owed under the February Loan would become immediately due and payable. As of March 31, 2007, the Company had $2.0 million drawn against the February Loan all of which is shown as current on the condensed consolidated balance sheet as the Company was not in compliance with certain financial covenants. On March 30, 2006, the Company modified the Business Financing Agreement with Bridge to increase the additional advances for accounts receivable to $2.0 million and the overall November Loan to $8.0 million. As of March 31, 2006, the Company had $7.9 million drawn against the November Loan. On November 28, 2006, the Business Financing Agreement was modified to extend the expiration date to February 28, 2007.

On May 7, 2007, the Company entered into a First Amendment to Loan and Security Agreement with Bridge (“Amendment”), in which Bridge waived the Company’s compliance with certain financial ratios for any period prior to the month and quarter ending June 30, 2007 and consented to the Company’s acquisition of eVergance. The terms of the Amendment limit the maximum borrowing under the February Loan to $5 million until the Company has met certain restrictive covenants for two consecutive quarters.

Our future payments due under debt and lease obligations and other contractual commitments as of March 31, 2007 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Loan payable	$2,000	$2,000	$—	$—	$—
Note payable	421	221	200	—	—
Non-cancelable operating lease obligation (1)	14,692	4,903	8,206	1,583	—
Less: Sublease income (2)	(4,950)	(1,495)	(2,755)	(700)	—
Other contractual obligations (3)	3,318	2,361	557	400	—

Total	$15,481	$7,990	$6,208	$1,283	$—

(1)	Includes leases for properties included in the restructuring liability.
(2)	Includes only subleases that are under contract as of March 31, 2007, and excludes future estimated sublease income for agreements not yet signed.
(3)	Represents payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, consulting services, engineering services, and sales events.

Outlook

Based on our current 2007 revenue expectations, we expect our cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs through March 31, 2008. However, if we do not experience anticipated demand for our products, we will need to further reduce costs, or issue equity securities or borrow money to meet our cash requirements. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. In addition, rising interest rates may impede our ability to borrow additional funds as well as maintain its current debt arrangements. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses every year. As of March 31, 2007, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our stockholders’ deficit at March 31, 2007 was $5.4 million. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that, even if sales of our products and services grow, we may continue to experience losses, which may cause the price of our stock to decline.

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

Furthermore, we rely to a significant extent on systems integrators to identify, influence, and manage large transactions with customers, and we expect this trend to continue as our industry consolidates. Selling our products in conjunction with our systems integrators who incorporate our products into their offerings can involve a particularly long and unpredictable sales cycle, as it typically takes more time for the prospective customer to evaluate proposals from multiple vendors. In addition, when systems integrators propose the use of our products to their customers, it is typically part of a larger project, which can require additional levels of customer approvals. We have little or no control over the sales cycle of an integrator-led transaction or our customers’ budgetary constraints and internal decision-making and acceptance processes.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $5.3 million at March 31, 2007. It is possible that our cash position could decrease over the next few quarters and some customers could become increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

A significant percentage of our revenues depends on leads generated by SIs and their recommendations of our products. If SIs do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on SIs to implement our products, and if SIs are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue increasing our leverage of SIs as indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will remain high. Our reliance on third parties for these functions has reduced our control over such activities and reduced our ability to perform such functions internally. If we come to rely primarily on a single SI that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to provide implementation services related to our products, we may not be able to internally generate sufficient revenue or increase the revenues generated by our other SI relationships to offset the resulting lost revenues. Furthermore, SIs typically suggest our solution in combination with other products and services, some of which may compete with our solution. SIs are not required to promote any fixed quantities of our products, are not bound to promote our products exclusively, and may act as indirect sales channels for our competitors. If SIs choose not to promote our products or if they develop, market, or recommend software applications that compete with our products, our business will be harmed.

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

We reduced our employee headcount in 2005 from a total of 181 as of December 31, 2004 to 125 as of December 31, 2005 and then increased to 181 as of December 31, 2006 and to 194 as of March 31, 2007. The majority of the 2005 reduction was the result of our decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners in early 2003, a strategy we have since reversed through our “back-shoring” process. We reduced the size of our research and development department from 34 employees as of December 31, 2004, to 30 employees as of December 31, 2005 and then increased to 37 as of December 31, 2006 and to 43 as of March 31, 2007. In addition, we reduced the level of our expenditures on outsourced development in 2005, and, in December 2005, we consolidated a significant portion of our research and development operations into one location in Menlo Park, California to optimize our research and development processes and decrease overall operating expenses. As a result, we terminated the employment of 15 employees based in our New Hampshire office. The changes in our research and development headcount and the reductions in our outsourced development capacity may limit our ability to release products within expected timeframes. For example, many of the employees who were terminated in headcount reductions possessed specific knowledge or expertise that may prove to have been important to our operation, and which was not replaced in our more recent headcount increases. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Our termination of two outsourcing arrangements in early 2005 may further reduce our ability to respond to development challenges and to introduce new products in expected timeframes.

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

In the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our former independent registered public accounting firm identified and reported material weaknesses in our internal controls over financial reporting. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our audited consolidated financial statements. Soon thereafter, our former Chief Executive Officer and current Chief Financial Officer performed an evaluation of our disclosure controls and procedures and found that they were not effective. We had weaknesses in our general accounting processes related to insufficient documentation and analyses to support our consolidated financial statements, failure to properly evaluate estimates of royalties due and insufficient staffing in the accounting and reporting function, which was exacerbated by changes in management and accounting personnel and insufficient training of our accounting department. Moreover, there was no independent review of journal entries, and insufficient documentation or support for journal entries and consolidation entries. In a number of cases, these required adjustments to our consolidated financial statements for the year ended December 31, 2004. Furthermore, during the first quarter of 2005, our Audit Committee of the Board of Directors (the “Audit Committee”) completed an examination of certain of our internal controls relating to travel and entertainment expenses and determined that we had made erroneous expense reimbursements to our former Chief Executive Officer and certain other executive officers, primarily as a result of inconsistent travel and entertainment policies, inadequate review of expense reimbursement requests and carelessness.

The material weaknesses in our internal control over financial reporting delayed the completion of our consolidated financial statements for the years ended December 31, 2004 and 2005, as well as our financial statements for each of the quarters in 2005 and the first quarter of 2006, which prevented us from timely filing our Form 10-K for the each of the years ended December 31, 2004 and 2005 and our quarterly filings on Form 10-Q for all the quarters in 2005 and the first quarter of 2006. In particular, as a result of the lack of sufficient documentation and existing analysis to support the consolidated financial statements, significant analysis was required to support our consolidated financial statements, and the delay involved by the need for this analysis was exacerbated by insufficient staffing in our accounting and reporting function. This delay also impacted and continued to affect our ability to timely file our periodic reports throughout 2005 and up to the first quarter of 2006, as we were not able to commence preparation of these reports until we had completed and filed the Form 10-K for the year ended December 31, 2004 and completed the remediation of these material weaknesses.

We have determined that the material weaknesses mentioned as of December 31, 2004, with the exception of the material weakness relating to travel and entertainment expenses, continued to exist during 2005 and through the third quarter of 2006. We believe that these material weaknesses mentioned above did not have a material impact on our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 due to the fact that the material weaknesses were remediated as of December 31, 2006, and we performed substantial analyses on the prior period consolidated financial statement balances, including historical account reconciliations, had our account balance analyses reviewed by senior management and reconstructed certain account balances. However, these material weaknesses mentioned above and our delay in timely completing our consolidated financial statements and thus, the filing of our periodic reports, increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or generally accepted accounting principles, and increase the risk of error in our general accounting processes and consolidated financial statements.

Our management, with the oversight of the Audit Committee, has addressed the material weaknesses mentioned above and has implemented controls to remediate such weaknesses. Our management believes that it has corrected the material weakness relating to travel and entertainment expense reimbursement by the end of the first quarter of 2005. New processes and internal controls have been approved and implemented, and management concluded as of December 31, 2006, that these controls were operating effectively.

During the 2006 year-end close, however, we identified and reported a material weakness in our internal controls over financial reporting related to our stock-based compensation. This material weakness related to our failure to complete a proper analysis of historical stock option vesting data within our system. This resulted in a net overstatement of our stock-based compensation during the interim reporting periods for fiscal year 2006. As a result of this material weakness, the quarterly results of operations have been restated, as provided in Note 14 of the consolidated financial statements in the Company’s 2006 Form 10-K for the year ended December 31, 2006, and the prior period pro-forma informational disclosure of expenses has also been restated, as provided in Note 7 of the consolidated financial statements in the Company’s 2006 Form 10-K for the year ended December 31, 2006, and the Company was unable to conclude that our disclosure controls and procedures were effective as of December 31, 2006.

Our management, with the oversight of the Audit Committee of the Board of Directors, has begun to address this material weakness related to our stock-based compensation and is committed to effective remediation of these deficiencies as expeditiously as possible. We have implemented a procedure to review the stock option reports on a quarterly basis to assure that only current employee options that are expected to vest are included in the employee stock-based compensation expense for the period. Our material weakness will not be considered remediated until new internal controls are developed and implemented throughout the Company, are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

Our remediation measures may not be successful in correcting the material weakness reported by our former and current independent registered public accounting firms. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. In addition, internal controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. Any failure to remediate the material weaknesses described above or to implement and maintain effective internal controls could harm our operating results, delay our completion of our consolidated financial statements and our independent registered public accounting firm’s audit or review of our consolidated financial statements which could cause us to fail to timely meet our periodic reporting obligations with the SEC or result in material misstatements in our consolidated financial statements which could also cause us to fail to timely meet our periodic reporting obligations with the SEC. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

As a result of our delayed filings, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for one year. Instead, the Company may be required to use Form S-1 to raise capital or complete acquisitions, which would increase transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

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

In addition, stock markets in general have, and particularly The NASDAQ Stock Market has, experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.

Since becoming a publicly traded security listed on The NASDAQ National Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.65 per share. On October 17, 2005, our common stock was delisted from The NASDAQ National Market due to the failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 with the SEC. Our common stock is currently quoted on the OTCBB. The last reported sale price of our shares on April 30, 2007 was $3.58 per share.

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

The software industry is characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights, and our technologies may not be able to withstand any third-party claims or rights against their use. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Additionally, third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe and any of these third parties might make a claim of infringement against us. For example, we have recently been involved in litigation brought by Polaris IP, LLC against us and certain of our customers that claimed that certain of our products violates patents held by them.

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

We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the critical nature of many of our products and services, errors could be particularly problematic. In the past, we have discovered software errors in some of our products after their introduction. We have only a few “beta” customers that test new features and functionality of our software before we make these features and functionalities generally available to our customers. If we are not able to detect and correct errors in our products or releases before commencing commercial shipments, we could face:

•	loss of or delay in revenues expected from new products and an immediate and significant loss of market share;

•	loss of existing customers that upgrade to new products and of new customers;

•	failure to achieve market acceptance;

•	diversion of development resources;

•	injury to our reputation;

•	increased service and warranty costs;

•	legal actions by customers; and

•	increased insurance costs.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 29% of our total revenues for the three months ended March 31, 2007, compared to 25% of our total revenues for the three months ended March 31, 2006. We have established offices in the United States, Europe, Japan, and Hong Kong. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. International operations are subject to many inherent risks, including:

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

We acquired Hipbone, Inc. in early 2004, and if we are presented with appropriate opportunities, we may make other investments in complementary companies, products, or technologies. In May 2007, we executed a definitive agreement with the members of eVergance Partners, LLC (“eVergance”) to acquire all of their membership interests. We may not realize the anticipated benefits of the Hipbone or eVergance acquisition or any other acquisition or investment. For example, since inception, the Company has recorded $2.7 billion of impairment charges for the cost of goodwill obtained from acquisitions. Upon the acquisition of eVergance, or if we acquire another company, we will likely face risks, uncertainties, and disruptions associated with the integration process, including, among other things, difficulties in the integration of the operations, technologies, and services of the acquired company, the diversion of our management’s attention from other business concerns, the potential loss of key employees of the acquired businesses, and the failure of the acquired businesses, products or technologies to generate sufficient revenue to offset acquisition costs. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Also, acquisitions, including the acquisition of eVergance, can expose us to liabilities and risks facing the company we acquire, such as lawsuits or claims against the Company that are unknown at the time of the acquisition. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets. These factors could have an adverse effect on our business, results of operations, financial condition or cash flows.

Compliance with regulations governing public company corporate governance and reporting will result in additional costs.

Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs. We, like other non-accelerated public companies, are preparing for new accounting disclosures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). In particular, we will be preparing to provide, if required, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, an Annual Report on our internal control over financial reporting and auditors’ attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act. Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs. Also, there can be no assurance that we will be able to fully comply with these new laws and regulations. Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

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

We develop products in the United States and sell these products in North America, Europe, Asia, and Australia. In the three months ended March 31, 2007 and the year ended December 31, 2006, revenues from customers outside of the United States approximated 29% and 32%, respectively, of total revenues. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2007, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures as of the end of the period covered by this report and found that they were not effective as a result of the material weaknesses described below.

Changes in Internal Control Over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses and Corrective Action Plans

As previously disclosed by us in our Form NT-10-K filed with the SEC on April 1, 2005, during the first quarter of 2005, our Audit Committee completed an examination of certain of our internal controls relating to travel and entertainment expenses and implemented a series of measures designed to enhance our internal controls with respect thereto.

As a result of the investigation, the Audit Committee concluded that from 2002 to 2004, our then Chairman of the Board of Directors and Chief Executive Officer, Chuck Bay, had received reimbursement for approximately $137,000 in expenses that did not comply with the Company’s policies, lacked sufficient documentation, or were otherwise erroneous or duplicative. The Audit Committee also concluded that certain other executive officers received travel, entertainment, and other expense reimbursements in lesser amounts that did not comply with the Company’s policies, lacked sufficient documentation, or were otherwise erroneous or duplicative. The Audit Committee did not conclude that the excess reimbursements were the result of willful misconduct on the part of Mr. Bay, or any other KANA employee. Rather, the Audit Committee primarily attributed the excess reimbursements to the existence of multiple and inconsistent travel and entertainment policies, inadequate review of expense reimbursement requests and carelessness.

During the first quarter of 2005, the Audit Committee adopted various remedial measures, including a requirement that Mr. Bay and others immediately repay the amounts that the Audit Committee determined were inappropriate. Mr. Bay and the other individuals have repaid these amounts in full. The Audit Committee has also directed that management adopt a single, comprehensive travel and entertainment reimbursement policy and implement enhanced procedures and controls for the submission and review of expense reimbursement requests. Our management has implemented these measures, and the Audit Committee will continue to monitor the effectiveness of these remedial measures. In addition, our independent directors determined that it would be advisable to separate the roles of Chairman of the Board of Directors and Chief Executive Officer. Accordingly, Mr. Bay resigned from his position as Chairman of the Board of Directors, effective May 23, 2005, but he retained his positions as a director and as Chief Executive Officer. Subsequently, on August 25, 2005, Mr. Bay resigned from his position as Chief Executive Officer, and Mr. Bay’s position as a director expired at the Annual Stockholders Meeting held in November 2005.

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

Our management has determined that the material weaknesses as of December 31, 2004 continued to exist during 2005. As a result, we concluded that our internal controls over financial reporting were not effective as of December 31, 2005. We believe that these material weaknesses did not have a material impact on our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 due to the fact that we performed substantial analyses on the December 31, 2005 consolidated financial statements and prior period financial statement balances, including historical account reconciliations, review of account balance analyses by senior management, and reconstruction of certain account balances. However, these material weaknesses increase the risk that a transaction will not be accounted for consistently and in accordance with established policy or accounting principles generally accepted in the United States of America, and they increase the risk of error.

Our management, with the oversight of the Audit Committee, has addressed these material weaknesses and has implemented controls to remediate these internal control weaknesses. Our management believes that it corrected the material weakness relating to travel and entertainment expense reimbursement by the end of the first quarter of 2005. New processes and internal controls have been approved and implemented and management concluded as of December 31, 2006 that these controls were operating effectively.

During the 2006 year-end close, we identified and reported a material weakness in our internal controls over financial reporting related to stock-based compensation. This material weakness related to our failure to complete a proper analysis of historical stock option vesting data within our system, which resulted in a net overstatement of our stock-based compensation during the interim reporting periods for fiscal year 2006. Due to this material weakness, quarterly results of operations have been restated, as provided in Note 14 of the a consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2006, and prior period pro-forma informational disclosure of expenses in accordance with SFAS 123 have also been restated as provided in Note 7 of the of the a consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2006. As a result, we are unable to conclude that our disclosure controls and procedures were effective as of March 31, 2007.

Our management, with the oversight of the Audit Committee, has begun to address this material weakness and is committed to effective remediation as expeditiously as possible. Our management has implemented a procedure to review the stock option reports on a quarterly basis to assure that only current employee options that are expected to vest are included in the employee stock-based compensation expense for such period. This material weakness will not be considered remediated until new internal controls are developed and implemented throughout the Company, are operational for a period of time and are tested, and our management concludes that these controls are operating effectively.

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

On March 16, 2006, Polaris IP, LLC (“Polaris”) filed suit against the Company, Sirius Satellite Radio, Inc., Priceline.com, Capital One, Continental Airlines, Inc., and E*Trade Financial, in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 6,411,947 and 6,278,996, and seeking injunctive relief, damages and attorneys’ fees. In exchange for payment of a quarterly license fee through 2011, Polaris granted the Company a perpetual license to certain patents, including those at issue in the litigation, and the parties dismissed their claims against each other with prejudice on April 26, 2007. The terms of the settlement included the release and dismissal of the Company’s customers named in the lawsuit.

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

Information regarding the Company’s risk factors appears in “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in “Part I. – Item 1A. Risk Factors” on our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than the material changes set forth below:

•

We have added our entry into a definitive agreement with eVergance in May 2007 to the risk factor entitled “If we acquire companies, products, or technologies, we may face risks associated with those acquisitions.” This amended risk factor is provided in Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.01	Amended and Restated Loan and Security Agreement, dated February 27, 2007, between Kana Software, Inc. and Bridge Bank, N.A., as modified by Loan and Security Agreement, dated February 28, 2007 and as amended on May 7, 2007.					X

10.02	Patent License and Settlement Agreement, dated March 23, 2007, between Kana Software, Inc. and Polaris IP, LLC.±					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

±	Confidential treatment has been requested with regard to portions of the exhibit. Such portions were filed separately with the Securities and Exchange Commission.
*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2007

Kana Software, Inc.

/s/ Michael S. Fields
Michael S. Fields Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ John M. Thompson
John M. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.01	Amended and Restated Loan and Security Agreement, dated February 27, 2007, between Kana Software, Inc. and Bridge Bank, N.A., as modified by Loan and Security Agreement, dated February 28, 2007 and as amended on May 7, 2007.					X

10.02	Patent License and Settlement Agreement, dated March 23, 2007, between Kana Software, Inc. and Polaris IP, LLC.±					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

±	Confidential treatment has been requested with regard to portions of the exhibit. Such portions were filed separately with the Securities and Exchange Commission.
*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.