Form 10-Q
period 2007-06-30
KANA SOFTWARE INC
filed 2007-08-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

On July 31, 2007, approximately 36,591,308 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

Kana Software, Inc.

Form 10-Q

Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,474	$5,719
Restricted cash	75	74
Accounts receivable, net of allowance of $372 and $155 at June 30, 2007 and December 31, 2006, respectively	9,823	8,756
Prepaid expenses and other current assets	2,185	1,967

Total current assets	16,557	16,516
Restricted cash, long-term	997	990
Property and equipment, net	1,537	1,221
Goodwill	12,513	8,623
Acquired intangible assets, net	2,476	15
Other assets	2,734	2,970

Total assets	$36,814	$30,335

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loan payable	$4,713	$—
Note payable	2,113	327
Accounts payable	4,605	2,684
Accrued liabilities	5,775	6,880
Accrued restructuring	1,874	1,844
Deferred revenue	17,593	15,825

Total current liabilities	36,673	27,560
Deferred revenue, long-term	524	410
Accrued restructuring, long-term	3,211	4,258
Other long-term liabilities	1,457	1,239

Total liabilities	41,865	33,467

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 36,554,948 and 35,972,283 shares issued and outstanding	37	36
Common stock subscription	1,424	—
Additional paid-in capital	4,306,473	4,302,495
Accumulated other comprehensive income	142	171
Accumulated deficit	(4,313,127)	(4,305,834)

Total stockholders’ deficit	(5,051)	(3,132)

Total liabilities and stockholders’ deficit	$36,814	$30,335

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 Restated (2)	2007	2006 Restated (2)
	(unaudited)
Revenues:
License fees	$3,511	$5,942	$7,127	$8,803
Services	9,882	8,633	19,300	17,205

Total revenues	13,393	14,575	26,427	26,008

Costs and expenses (1):
Cost of license fees	240	761	527	1,212
Cost of services	3,668	2,426	6,736	4,713
Amortization of acquired intangible assets	24	33	39	66
Sales and marketing	6,660	5,221	12,853	8,970
Research and development	3,083	2,189	6,735	4,759
General and administrative	3,120	2,383	6,623	4,672
Restructuring	—	—	—	10

Total costs and expenses	16,795	13,013	33,513	24,402

Income (loss) from operations	(3,402)	1,562	(7,086)	1,606
Interest and other income (expense), net	(87)	(253)	(106)	(911)
Registration rights penalty	—	(695)	—	(1,032)

Income (loss) before income taxes	(3,489)	614	(7,192)	(337)
Income tax expense	(54)	(48)	(101)	(76)

Net income (loss)	$(3,543)	$566	$(7,293)	$(413)

Basic net income (loss) per share	$(0.10)	$0.02	$(0.20)	$(0.01)

Shares used in computing basic net income (loss) per share	36,382	34,296	36,201	34,111

Diluted net income (loss) per share	$(0.10)	$0.02	$(0.20)	$(0.01)

Shares used in computing diluted net income (loss) per share	36,382	34,754	36,201	34,111

(1) Stock-based compensation included in the expense line items:

Cost of services	$56	$37	$124	$91
Sales and marketing	226	123	449	313
Research and development	72	58	141	150
General and administrative	304	41	696	85

(2)	Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the quarter ended June 30, 2006, the Company determined that non-cash compensation expenses relating to certain options granted in 1999 were incorrectly recorded in the first and second quarters of 2006. Additionally, certain other revenue and expense items were recorded in the improper quarter within 2006. As a result, the operating results for the three and six month periods ended June 30, 2006 have been restated. See “Restatement relating to stock-based compensation and other revenue and expense items” included in Note 1 to the condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2007	2006 Restated (1)
	(unaudited)
Cash flows from operating activities:
Net loss	$(7,293)	$(413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	503	819
Loss on the disposal of property and equipment	—	46
Amortization of acquired intangible assets	39	66
Stock-based compensation	1,513	893
Provision for doubtful accounts	217	(19)
Restructuring	—	10
Non-cash interest accretion	63	46
Registration rights penalty	—	1,032
Change in fair value of warrant liability	—	774
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(442)	(3,084)
Prepaid expenses and other assets	175	441
Accounts payable and accrued liabilities	(391)	(1,754)
Accrued restructuring	(1,064)	(1,240)
Deferred revenue	1,785	(758)

Net cash used in operating activities	(4,895)	(3,141)

Cash flows from investing activities:
Purchases of property and equipment	(683)	(68)
Purchase of eVergance	(762)	—
(Increase) decrease in restricted cash	(8)	8

Net cash used in investing activities	(1,453)	(60)

Cash flows from financing activities:
(Payments on) borrowings under line of credit	4,175	(5,375)
Repayments under note payable	(278)	—
Borrowings under note payable	71	—
Decrease in restricted cash	—	5,900
Net proceeds from issuances of common stock and warrants	1,114	—

Net cash provided by financing activities	5,082	525

Effect of exchange rate changes on cash and cash equivalents	21	52

Net decrease in cash and cash equivalents	(1,245)	(2,624)
Cash and cash equivalents at beginning of period	5,719	6,216

Cash and cash equivalents at end of period	$4,474	$3,592

Noncash activities:
Issuance of common stock and stock options in connection with the acquisition of eVergance	$2,776	—
Reclassification of warrant liability	—	$1,864

(1)	Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the six months ended June 30, 2006, the Company determined that non-cash compensation expenses relating to certain options granted in 1999 were incorrectly recorded in the six month period ended June 30, 2006. Additionally, certain other revenue and expense items were recorded in the improper quarter within 2006. As a result, the statement of cash flows for the six months ended June 30, 2006 has been restated. See “Restatement relating to stock-based compensation and other revenue and expense items” included in Note 1 to the condensed consolidated financial statements.

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

Restatement relating to stock-based compensation and other revenue and expense items

The financial information as of and for the three and six months ended June 30, 2006 is restated since it has been revised from the amounts previously stated in our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2006. Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the quarter ended June 30, 2006, the Company determined that non-cash compensation expenses relating to certain options granted in 1999 were incorrectly recorded in the first and second quarters of 2006. Additionally, certain other revenue and expense items were recorded in the improper quarter within 2006. The restatement is further discussed in Note 14 of the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2006 filed with the SEC on April 2, 2007.

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

For all sales the Company uses either a signed license agreement, a signed amendment to an existing license agreement, a signed order form, a binding purchase order where we either have a signed master license agreement or an order form signed by the customer, or a signed statement of work as evidence of an arrangement.

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

Stock-based compensation expense recognized during the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

Employee stock-based compensation expense recognized under SFAS 123(R) was $658,000 and $259,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.4 million and $639,000 for the six months ended June 30, 2007 and 2006, respectively. The affect on net loss per share for the three months ended June 30, 2007 and 2006 was $0.02 and $0.01 per share, respectively, and $0.04 and $0.02 per share for the six months ended June 30, 2007 and 2006, respectively.

For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). In 2005 and 2006, Company extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In fiscal year 2006, the Company granted a total of 57,500 stock options to four non-employees who had agreements to provide consulting services. During the three and six months ended June 30, 2007 there were no stock option grants to non-employees.

As a result of these stock option modifications to former employees and the stock option grants to consultants, the Company recorded non-employee stock-based compensation benefit of $15,000 and expense of $28,000 for the three months ended June 30, 2007 and 2006, respectively, and expense of $103,000 and $254,000 for the six months ended June 30, 2007 and 2006, respectively, allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 Restated (1)	2007	2006 Restated (1)
Sales and marketing expense (benefit)	$(1,000)	$6,000	$15,000	$6,000
Research and development expense	—	6,000	—	16,000
General and administrative expense (benefit)	(14,000)	16,000	88,000	232,000

	$(15,000)	$28,000	$103,000	$254,000

(1)	See “Restatement relating to stock-based compensation and other revenue and expense items” included in Note 1 to the condensed consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. During the implementation, the Company identified, evaluated, and measured the amount of income tax benefits to be recognized for all material income tax positions. The net income tax assets recognized under FIN 48 did not materially differ from the net assets recognized before adoption, and, therefore, the Company did not record an adjustment related to the adoption of FIN 48. At the adoption date of January 1, 2007, the Company had $145,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 30, 2007, the Company had $145,000 of unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. Upon implementation of FIN 48 approximately $28,000 of accrued interest and penalties was recorded related to uncertain tax positions. There was no change in the amount of unrecognized tax benefits or accrued interest and penalties during the second quarter ended June 30, 2007.

The tax years 2003-2006 remain open to examination by the major taxing jurisdiction to which the Company is subject.

Note 2. Goodwill and Intangible Assets

Additions to purchased intangible assets during the three months ended June 30, 2007, include $2.5 million of customer relationships purchased in connection with the acquisition of eVergance Partners LLC (“eVergance”) in June 2007. See Note 12 for further details. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is five years. The Company reported amortization expense on purchased intangible assets of $24,000 and $33,000 for the three months ended June 30, 2007 and 2006, respectively, and $39,000 and $66,000 for the six months ended June 30, 2007 and 2006, respectively.

The estimated future amortization expense of purchased intangible assets as of June 30, 2007 is as follows (in thousands):

Remainder of year ending December 31, 2007	$250
Year ending December 31, 2008	500
Year ending December 31, 2009	500
Year ending December 31, 2010	500
Year ending December 31, 2011	500
Year ending December 31, 2012	226

Total	$2,476

Additions to goodwill during the three months ended June 30, 2007, include $3.9 million relating to the eVergance acquisition in June 2007. See Note 12 for further details.

The components of goodwill and other intangibles are as follows (in thousands):

	June 30, 2007	December 31, 2006
Goodwill	$12,513	$8,623

Intangibles:
Customer Relationships	$2,650	$150
Purchased technology	14,650	14,650
Less: accumulated amortization	(14,824)	(14,785)

Intangibles, net	$2,476	$15

Note 3. Stockholders’ Deficit

(a)	Issuance of Common Stock and Warrants

In May 2006, the Company amended the registration agreement related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to September 30, 2006 from January 27, 2006 and to change the penalty for failure to register the underlying shares of common stock from a cash penalty to a share-based payment, in exchange for the issuance of 593,854 shares of common stock. The shares were valued at approximately $1.0 million based on the fair market value of the Company’s common stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. Registration rights penalties of $695,000 and $1.0 million were recorded as non-operating expenses during the three and six months ended June 30, 2006, respectively. The September 30, 2006 registration deadline was not met and an additional 59,383 shares of common stock was issued. The shares were valued at approximately $166,000 based on the fair market value of the Company’s common stock on September 30, 2006 less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the third quarter of 2006.

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balances, December 31, 2006	9,201,921	$6.12
Options cancelled and retired	(231,847)	3.97
Options exercised	(232,661)	2.59		$218,319
Options granted	1,487,400	3.19

Balances, March 31, 2007	10,224,813	$5.82	7.53	8,048,851
Options cancelled and retired	(223,294)	3.94
Options exercised	(200,004)	2.52		120,572
Options granted	1,120,100	3.18

Balances, June 30, 2007	10,921,615	$5.65	7.21	$3,067,576

Options vested and exercisable and expected to be vested and exercisable at June 30, 2007	8,985,146	$6.11	6.94	$2,698,200
Options vested and exercisable at June 30, 2007	5,369,208	$7.49	5.97	$1,852,229

At June 30, 2007, the Company had 6,150,962 options available for grant under its equity incentive plans.

Options vested and exercisable at June 30, 2007 exclude certain options which are vested but not yet exercisable. In certain situations, a stock option will be vested but not exercisable. The number of shares vested and exercisable at June 30, 2007 was 5,369,208 and the weighted average exercise price of such shares was $7.49 per share. At June 30, 2007, the total number of vested but unexercisable shares was 309,517 and had a weighted average exercise price of $28.81.

At June 30, 2007, the Company had $5.0 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 2.9 years. This amount excludes unrecognized stock-based compensation expense that relates to non-employee stock options, which cannot be estimated prior to the measurement date.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2007:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.10 – 1.87	1,655,791	6.65	$1.64	1,038,463	$1.65
2.05 – 2.88	381,540	0.72	2.76	371,707	2.77
2.95 – 2.95	3,507,606	8.81	2.95	1,470,454	2.95
3.01 – 3.08	11,000	5.74	3.02	11,000	3.02
3.10 – 3.10	1,921,906	8.19	3.10	373,069	3.10
3.11 – 3.60	1,689,242	7.82	3.31	443,057	3.30
3.70 – 998.50	1,754,530	4.27	20.51	1,661,458	18.36

Total	10,921,615	7.21	$5.65	5,369,208	$7.49

The Company uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. There were no stock options granted or exercised during the three and six months ended June 30, 2006. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the three and six months ended June 30, 2007 are as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Risk-free interest rate	4.98%	4.86%
Expected volatility	51%	52%
Expected life (in years)	5	5
Dividend yield	0%	0%

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

The weighted-average fair value of options granted during the three and six months ended June 30, 2007 was $1.53 and $1.56 per share, respectively.

The forfeiture rate of employee stock options for 2007 was calculated using the Company’s historical terminations data.

Note 4. Warrant Liability

The warrants issued in June, September and October 2005 (collectively referred to as the “Warrants”) had cash penalties for the failure to register the underlying shares of common stock. Pursuant to Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company recorded the Warrants as liabilities at their fair value using the Black-Scholes option pricing model with changes in value reported to other income or expense each period. For the three and six months ended June 30, 2006, $212,000 and $774,000 respectively, was recorded to other expense for the change in fair value of the Warrants.

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

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments. The total changes in comprehensive income (loss) during the three and six month periods ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 Restated (1)	2007	2006 Restated (1)
Net income (loss)	$(3,543)	$566	$(7,293)	$(413)
Foreign currency translation gain (loss)	(2)	(119)	(29)	(163)

Comprehensive income (loss)	$(3,545)	$447	$(7,322)	$(576)

(1)	See Restatement relating to stock-based compensation and other revenue and expense items included in Note 1 to the condensed consolidated financial statements.

Note 6. Commitments and Contingencies

(a)	Lease Obligations

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, the Company entered into letters of credit totaling $781,000 expiring in 2007 and through 2011. The Company’s letters of credit can be supported by either restricted cash or the Company’s line of credit. At June 30, 2007, the Company had a $13.8 million in non-cancelable operating lease obligations off set by $4.5 million of sublease income from subleases that are under contract.

(b)	Other Contractual Obligations

At June 30, 2007, the Company had other future contractual obligations requiring payments of $2.9 million. The obligation represents payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, consulting services, engineering services, and sales events.

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

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by the Company. Although the Company believed that the plaintiffs’ claims had no merit, the Company had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. The parties had agreed upon a July 31, 2007 deadline for plaintiffs to file an amended complaint, and a September 27, 2007 deadline for filing a motion for class certification. On July 30, 2007, the plaintiffs requested and the District Court approved an extension and the plaintiffs’ now must file an amended complaint no later than August 14, 2007. The deadline for filing a motion for class certification has not yet been moved. The Company believes it has meritorious defenses to these claims and intends to defend against this action vigorously.

Because the settlement will be funded entirely by the Company’s insurers, the Company does not believe that the settlement will have any effect on its consolidated financial condition, results of operation or cash flows and accordingly, the Company has not accrued an amount for this loss contingency in its consolidated financial statements at June 30, 2007.

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

Many of our software license agreements require us to indemnify our customers for any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed. Such indemnification provisions are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). In prior periods, the Company has incurred minimal costs related to such claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. The Company did however record a settlement charge resulting from a settlement of an infringement claim on the Company’s consolidated statement of operations for the year ended December 31, 2006, which was not considered material. There were no outstanding claims of infringement at June 30, 2007.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007.

Note 7. Restructuring Costs

The following table provides a summary of restructuring activity during the six months ended June 30, 2006 and 2007 (in thousands):

	Facilities	Severance and Related	Total
Restructuring accruals:
Accrual as of December 31, 2005	$7,270	$282	$7,552
Restructuring recoveries	46	(36)	10
Payments made	(1,581)	(228)	(1,809)
Sublease payments received	712	—	712

Accrual as of June 30, 2006	$6,447	$18	$6,465

Accrual as of December 31, 2006	$6,102	$—	$6,102
Payments made	(2,054)	—	(2,054)
Sublease payments received	1,037	—	1,037

Accrual as of June 30, 2007	$5,085	$—	$5,085

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

Geographic information on revenues for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
North America	$9,280	$10,887	$18,504	$19,495
Europe	3,980	3,407	7,612	5,956
Asia Pacific	133	281	311	557

Total	$13,393	$14,575	$26,427	$26,008

During the three and six months ended June 30, 2007 and 2006, no customer represented 10% of total revenues.

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, is as follows (in thousands):

	June 30, 2007	December 31, 2006
United States	$1,991	$1,974
International (primarily Europe)	2,280	2,217

Total	$4,271	$4,191

Note 9. Loan Payable and Note Payable

(a)	Loan Payable

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

On May 7, 2007, the Company entered into a Second Amendment to the February Loan with Bridge (the “Second Amendment”) in which Bridge waived the Company’s compliance with certain financial ratios for any period prior to the month and quarter ending June 30, 2007 and consented to the Company’s acquisition of eVergance. The terms of the Second Amendment limit the maximum borrowing under the February Loan to $5 million until the Company has met certain restrictive covenants for two consecutive quarters.

On June 14, 2007, the Company entered into a Third Amendment to the February Loan (the “Third Amendment”) which provided for additional loans to the Company in the amount of $1.5 million, all of which were advanced on June 14, 2007, to fund mergers and acquisitions activities and pay acquisition related expenses. The Third Amendment also provides for an additional $500,000 of such loans to be available to the Company under certain circumstances. These loans are required to be repaid on September 30, 2007, and bear interest at the lender’s prime rate plus 1.75%. In addition, the Third Amendment provides for Bridge to make equipment advances to the Company from time to time to finance capital expenditures, in an aggregate amount of up to $1 million (subject to increase to $2 million under certain circumstances). These equipment advances will bear interest at the lender’s prime rate plus 1.25%, subject to reduction under certain circumstances, and are required to be repaid in 33 monthly installments beginning on March 31, 2008. The Third Amendment also modified the financial covenants set forth in the February Loan, provided for the payment of certain fees to Bridge, and limited the total amount of loans under the February Loan to $10 million (excluding equipment advances).

As of June 30, 2007, the Company had $4.7 million drawn against the February Loan all of which is shown as current on the condensed consolidated balance sheet as the Company was not in compliance with certain financial covenants.

(b)	Note Payable

As of June 30, 2007, there was $2.1 million classified as current portion of note payable and $607,000 classified as long-term. The long term portion was included in other long-term liabilities on the condensed consolidated balance sheet. The note payable consists of three obligations. The first is a promissory note with De Lage Landen Financial Services, Inc. for the financing of software license and support purchased and has a fixed interest rate of 3.15%, payable in monthly installments of principal and interest. The second obligation is with First Insurance Funding Corp of California for short-term financing of Errors and Omissions insurance and has a fixed interest rate of 9.87%, payable in monthly installments of principal and interest. The third note payable is to former members of eVergance in connection with the acquisition of all the membership interests of eVergance and bears no interest. At June 30, 2007, the Company had future payments of $1.1 million for the six months ending December 2007, and $1.7 million and $72,000 for the years ending December 2008 and 2009, respectively, with no required payments thereafter. As of December 31, 2006, there was $327,000 classified as current portion of note payable and $242,000 classified as long-term.

Note 11. Related Party Transactions

On October 30, 2006, the Company entered into a consulting agreement (“the Consulting Agreement”) with William T. Clifford, a member of KANA’s Board of Directors. Mr. Clifford provided consulting services to KANA’s management as an independent contractor on matters pertaining to strategic planning and business (in addition to his role as a member of the Board of Directors) for a period of twelve months that commenced on January 24, 2006. During the six months ended June 30, 2007, the Company paid Mr. Clifford a fee of $59,900 in consideration for his consulting services pursuant to the terms of the Consulting Agreement.

Note 12. Purchase Acquisition

On May 4, 2007, the Company executed a definitive agreement with the members of eVergance to acquire all of their membership interests. On June 14, 2007 (the “Closing Date”), the Company agreed to issue an aggregate of 600,000 shares of its common stock (the “Stock”) to the former members of eVergance and Mr. Angel, and an aggregate of 400,000 non-equity plan options to purchase shares of its common stock (the “Options”) and $3.3 million in cash consideration to the former members of eVergance. Twenty-five percent of the Stock was issued as of the Closing Date and an additional twenty-five percent will be issued three, six and nine months after such date. The fair value of KANA’s stock was determined using a value of $3.16, which was the average closing price of KANA’s stock two days before and after the announcement date of May 7, 2007, less a 10% discount to reflect that unregistered stock was issued and is issuable. The unissued stock is accounted for as common stock subscription on the condensed consolidated balance sheet. Twenty-five percent of the

Options were issued and are exercisable as of the Closing Date and an additional twenty-five percent of the Options will be issued and exercisable three, six and nine months after such date. The Options have an exercise price per share equal the closing sale price of the Company’s common stock on June 13, 2007 as quoted on the Over the Counter Bulletin Board. The fair value of the options was determined using the Black-Scholes option pricing model, using assumptions of a risk-free interest rate of 4.76%, expected volatility of 53%, the ten year contractual term, and no expected dividends. The fair value of the common stock underlying the options was discounted as discussed above. The options granted have been excluded from the summaries of options outstanding in Note 3 and had a fair value of $2.19 per share upon grant. The aggregate consideration for the transaction is as follows (in thousands):

Cash consideration	$762
Present value of note payable to members of eVergance	2,358
Fair value of common stock issued and subscribed	1,899
Fair value of options issued and issuable	877
Direct acquisition costs	170

Total Consideration	$6,066

KANA relied on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The former members of eVergance represented to KANA that they were “accredited investors” as defined in Rule 501(a) promulgated in the Securities Act and that they were purchasing the Registrable Securities for their own account and not with a present view towards the public sale or distribution thereof.

eVergance is a management consulting and systems integration firm offering end-to-end consulting services for CRM optimization, knowledge management, and web self-service deployments. Through this acquisition, the Company will significantly expand its professional services portfolio to meet growing demand for consulting and implementation services. Under the term of the definitive agreements related to the acquisition, the purchase consideration consisted of cash, Stock and Options issued and issuable.

This transaction was accounted for using the purchase method of accounting. Management allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date giving consideration to an independent appraisal. To the extent that the purchase price exceeded the fair value of the assets and liabilities assumed, goodwill was recorded. The intangible assets acquired in connection with the acquisition are being amortized over a three-year period.

The following is a summary of the preliminary allocation of the purchase price (in thousands):

Tangible assets:
Current assets	$866
Property and equipment	134
Other assets	19

Total tangible assets acquired	1,019

Liabilities:
Current liabilities	(1,268)
Long-term liabilities	(75)

Total liabilities assumed	(1,343)

Fair value of net tangible liabilities acquired	(324)

Intangible assets consisting of:
Customer relationships	2,500

Total intangible assets acquired	2,500

Goodwill	3,890

Total consideration	$6,066

The unaudited condensed consolidated financial statements include the operating results of eVergance from the date of acquisition. Pro forma results of operations for the eVergance acquisition have not been presented because the effects of the acquisition was not material to the Company’s financial results.

Note 13. Subsequent Events

In July 2007, we have undertaken various cost reduction and restructuring activities to reduce operating costs. The restructuring, impairments and other charges, net are estimated to be approximately $227,000 as of the date of this report.

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

Overview

Kana Software, Inc. and its subsidiaries (the “Company” or “KANA,” and references to “we,” “our”, “us”, and similar pronouns refer to KANA) offer an innovative approach to customer service with cost-effective solutions that enhance the quality of customer interaction. Built on open standards for a high degree of adaptability and integration, KANA solutions intelligently automate the processes needed to successfully serve our clients’ customers, so that our clients can deliver higher value service at lower cost. KANA provides an integrated solution which enables organizations to deliver consistent, managed service across all channels, including email, chat, call centers, and Web self-service, ensuring a consistent service experience across communication channels.

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from consulting and training. Our larger customers often use a systems integrator, such as IBM, Accenture or BearingPoint, for the project to install KANA software as well as do the business process, workflow, and other associated required work. KANA’s professional services group assists the integrators as subject matter experts, and in some cases will act as the prime contractor for implementation of our software. While the Company continues this practice, the Company is increasingly providing consulting and implementation services directly to our customers. These services may be provided to our existing customers who would prefer us to review their KANA implementations or to new customers who are not large enough to gain the interest of a system integrator to provide such services. However, in the case of most of the initial installations of our applications that are generally installed by our customers using a system integrator, these services generally increase the cost of a project substantially and subject their purchase to more approval levels and cost savings reviews resulting in longer sales cycles. This contributes to the difficulty that we face in predicting the quarter in which sales to expected customers will occur and to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected. In addition, we recently began offering our software on a hosted basis for a subscription fee, through our OnDemand service. In June 2007, we purchased eVergance Partners LLC (“eVergance”), a management consulting and systems integration firm, and we expect our service revenues and related expenses to increase due to this acquisition. Through this acquisition, the Company will significantly expand its professional services portfolio to meet growing demand for consulting and implementation services.

In late 2005, we made a decision to eliminate outsourced product development and bring core technology development back to our personnel in the United States in a process that we refer to as “back-shoring” and, by the end of the third quarter of 2006, we brought back all core technology development to the United States, except for development on one product group, which was brought back in the first quarter of 2007. We also back-shored our technical support during the fourth quarter of 2006. As we continue to rebuild the sales organization and increase our marketing, our sales and marketing expenses increased in 2007 due to increases in headcount, commissions as a result of higher revenues, and marketing programs. We will strive to match our spending with the anticipated revenue but, given the unpredictability of our license revenue, we are unable to predict with any certainty the period(s) when the Company will be profitable, if at all.

Since 1997 we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services, and administration departments. As a result, we have incurred substantial losses since inception. On June 30, 2007, the Company had ending cash and cash equivalents of $4.5 million and $7.4 million of borrowings outstanding under a loan payable and notes payable. As of June 30, 2007, the Company had an accumulated deficit of $4.3 billion and a negative working capital of $20.1 million. Loss from operations was $3.4 million and $7.1 million for the three and six months ended June 30, 2007 respectively. Net cash used for operating activities was $4.9 million and $3.1 million for the first six months of 2007 and 2006, respectively.

We added 30 employees through the eVergance acquisition, and as of June 30, 2007, we had 244 full-time employees which represent an increase from 181 employees at December 31, 2006 and an increase from 131 employees at June 30, 2006.

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

The Company’s capitalized costs for internal use software of $561,000 have been fully amortized as of June 30, 2007.

Restructuring

During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities in Menlo Park, California; Princeton, New Jersey; Framingham, Massachusetts; and Marlow in the United Kingdom. Remaining lease commitments terminate over various dates beginning in April 2007 and through January 2011. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have subleased some of the excess space, but in all cases, the sublease income is less than the rent we pay the landlord. We had $5.1 million in accrued restructuring costs as of June 30, 2007, which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of June 30, 2007, our estimate of accrued restructuring cost included an assumption that we would receive $861,000 in sublease payments that are not subject to any contractual arrangement as of June 30, 2007. We have assumed that the majority of these assumed sublease payments will begin in 2007 and continue through the end of the related leases. In December 2006, we determined that we may not be able to sublease a leased facility in Princeton, New Jersey, and we changed our assumption of subleasing this excess space. We recorded a restructuring charge of $739,000 during the three months ended December 31, 2006 mainly related to this change in estimate of sublease assumption that is not subject to any contractual arrangement.

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

The remaining balance of goodwill as of June 30, 2007 is $12.5 million. We continue to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen as of June 30, 2007, the date of our annual goodwill impairment test. Any future impairment loss could have a material adverse impact on our financial condition and results of operations

Income Taxes

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

Stock-based compensation expense recognized during the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

Employee stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2007 and 2006 were $658,000 and $259,000, respectively and for the six months ended June 30, 2007 and 2006 were $1.4 million and $639,000, respectively.

For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The

Company amortizes compensation expense related to non-employee stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). In 2005 and 2006, the company extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In fiscal year 2006, the Company granted a total of 57,500 stock options to four non-employees who had agreements to provide consulting services. As a result of these stock option modifications to former employees and the stock option grants to consultants, the Company recorded non-employee stock-based compensation benefit of $15,000 and expense of $28,000 for the three months ended June 30, 2007 and 2006, respectively, and expense of $103,000 and $254,000 for the six months ended June 30, 2007 and 2006, respectively.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. During the implementation, the Company identified, evaluated, and measured the amount of income tax benefits to be recognized for all material income tax positions. The net income tax assets recognized under FIN 48 did not materially differ from the net assets recognized before adoption, and, therefore, the Company did not record an adjustment related to the adoption of FIN 48. At the adoption date of January 1, 2007, the Company had $145,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 30, 2007, the Company had $145,000 of unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. Upon implementation of FIN 48 approximately $28,000 of accrued interest and penalties was recorded related to uncertain tax positions. There was no change in the amount of unrecognized tax benefits or accrued interest and penalties during the second quarter ended June 30, 2007.

The tax years 2003-2006 remain open to examination by the major taxing jurisdiction to which the Company is subject.

Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 Restated (1)	2007	2006 Restated (1)
	(unaudited)		(unaudited)
Revenues:
License fees	26%	41%	27%	34%
Services	74	59	73	66

Total revenues	100	100	100	100

Costs and Expenses:
Cost of license fees	2	5	2	5
Cost of services	27	17	25	18
Amortization of acquired intangible assets	*	*	*	*
Sales and marketing	50	36	49	34
Research and development	23	15	25	18
General and administrative	23	16	25	18
Restructuring	—	—	—	*

Total costs and expenses	125	89	127	94

Income (loss) from operations	(25)	11	(27)	6
Interest and other income (expense), net	(1)	(2)	*	(4)
Registration rights penalty	—	(5)	—	(4)

Income (loss) before income taxes	(26)	4	(27)	(1)
Income tax expense	*	*	*	*

Net income (loss)	(26)%	4%	(28)%	(2)%

*	Less than 1%
(1)	See Restatement relating to stock-based compensation and other revenue and expense items included in Note 1 to the condensed consolidated financial statements.

Revenues

Total revenues decreased by 8% to $13.4 million for the three months ended June 30, 2007 from $14.6 million for the three months ended June 30, 2006, as a result of lower license revenues partially offset by higher services revenues in 2007 than in 2006. Total revenues increased by 2% to $26.4 million for the six months ended June 30, 2007 from $26.0 million for the six months ended June 30, 2006, as a result of higher services revenues partially offset by lower license revenues in 2007 than in 2006.

License revenues include licensing fees only, and exclude associated support and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon delivery provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies” above. License revenues decreased by 41% to $3.5 million for the three months ended June 30, 2007 from $5.9 million for the same period in the prior year. License revenues decreased by 19% to $7.1 million for the six months ended June 30, 2007 from $8.8 million for the same period in the prior year. This decrease was the result of fewer license transactions in the first half of 2007 compared to 2006. We believe the decrease in the first half of 2007 was also due to a number of factors including lengthening of the sales cycle as we rely more heavily on systems integrators to source and close transactions and decreased average transaction value. While we are focused on increasing license revenue, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable.

Our service revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Professional services revenues relate to providing consulting, training and implementation services to our customers including hosting and OnDemand, software as a service option. Service revenues increased by 14% to $9.9 million for the three months ended June 30, 2007, compared to $8.6 million for the same period in 2006. Service revenues increased by 12% to $19.3 million for the six months ended June 30, 2007, compared to $17.2 million for the same period in 2006. Support revenues are the largest component of service revenues, and during the three and six months ended June 30, 2007, support revenues remained flat compared to the same periods in 2006, because support revenues from new maintenance contracts associated with new license transactions offset support renewal cancellations. The other part of service revenues are professional services fees that increased for the three and six months ended June 30, 2007 compared to the same periods in 2006 mainly due to an increase in consulting, training and OnDemand revenues. Consulting and training revenues increased as a result of increased license sales in prior quarters. Customers who purchase licenses frequently purchase implementation consulting and training, which usually occur subsequent to the license sales.

Revenues from domestic sales were $9.3 million and $10.9 million for the three months ended June 30, 2007 and 2006, respectively and $18.5 million and $19.5 million for the six months ended June 30, 2007 and 2006, respectively. Revenues from international sales were $4.1 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively and $7.9 million and $6.5 million for the six months ended June 30, 2007 and 2006, respectively. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues increased by 22% to $3.9 million for the three months ended June 30, 2007 compared to $3.2 million for the same period in 2006. Total cost of revenues increased by 22% to $7.3 million for the six months ended June 30, 2007 compared to $6.0 million for the same period in 2006.

License Fees. Cost of license fees consists of third party software royalties, costs of product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license fees as a percentage of license fees was 7% for the three months ended June 30, 2007, compared to 13% for the same period in the prior year. Cost of license fees as a percentage of license fees was 7% for the six months ended June 30, 2007, compared to 14% for the same period in the prior year. The decrease was partially due to a reduction in royalty costs associated with a relatively lower proportion of non-revenue-related shipments, such as upgrades and updates, as we had a lower proportion of such shipments during the first half of 2007. The decrease also reflected our decreased license revenues. In addition, we reduced our royalty costs by replacing certain third-party technology with a lower cost alternative. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades. We are not able to predict when customers will choose to upgrade their software which will then cause us to incur this royalty cost. We are continuing to look at alternatives for some original equipment manufacturer (“OEM”) products embedded in KANA products.

Services. Cost of services consists primarily of compensation and related expenses for our customer support, consulting and training and OnDemand services organizations, and allocation of facility costs and system costs incurred in providing customer support. Cost of services increased to 37% of service revenues, or $3.7 million, for the three months ended June 30, 2007 compared to 28% of service revenues, or $2.4 million, for the same period in 2006. Cost of services increased to 35% of service revenues, or $6.7 million, for the six months ended June 30, 2007 compared to 27% of service revenues, or $4.7 million, for the same period in 2006. The decrease in service margins in the first half of 2007 compared to the same period in 2006 was due to OnDemand related costs as well as an increase in professional service staffing levels in 2007. As of June 30, 2007, we had 72 employees in the support, consulting, training and OnDemand organizations compared to 31 employees as of June 30, 2006, an increase of 132%. Twenty-four employees or 77% were added to the consulting and training organizations during the latter part of June 2007 as a result of the eVergance acquisition.

Cost of services may increase or decrease depending on the demand for these services. The expenses may also be affected by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in the three-month period ended June 30, 2007 related to $2.5 million of identifiable intangibles purchased in connection with the eVergance acquisition in June 2007. The amortization of acquired intangible assets recorded in the three-month period ended June 30, 2006 related to $400,000 of identifiable intangibles purchased in connection with the Hipbone acquisition in February 2004. The amortization of acquired intangible assets recorded in the six-month periods ended June 30, 2007 and 2006 related to intangibles purchased in connection with the eVergance and Hipbone acquisitions. Acquired intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset (three and five years). The intangibles purchased in connection with the Hipbone acquisition were fully amortized in the first quarter of 2007. Amortization expense may increase if we acquire another company.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses increased by 28% to $6.7 million for the three months ended June 30, 2007, from $5.2 million for the same period in 2006. Sales and marketing expenses increased by 43% to $12.9 million for the six months ended June 30, 2007, from $9.0 million for the same period in 2006. This was primarily due to an increase in compensation and related costs as a result of our strategy of increasing our sales and marketing personnel and an increase in our marketing programs. As of June 30, 2007, we had 81 employees in sales and marketing compared to 46 employees as of June 30, 2006, an increase of 76%. Four employees or 9% were added during the latter part of June 2007 as a result of the eVergance acquisition.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by 41% to $3.1 million for the three months ended June 30, 2007 from $2.2 million for the same period in 2006. Research and development expenses increased by 42% to $6.7 million for the six months ended June 30, 2007 from $4.8 million for the same period in 2006. This was attributable primarily to higher compensation and related costs as a result of an increase in head count as well as retention bonuses paid to some employees. As of June 30, 2007, we had 48 employees in research and development compared to 26 employees as of June 30, 2006, an increase of 85%.

Research and development expenses including related head count may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses increased by 31% to $3.1 million for the three months ended June 30, 2007 from $2.4 million for the same period in 2006. General and administrative expenses increased by 42% to $6.6 million for the six months ended June 30, 2007 from $4.7 million for the same period in 2006. The increase in expenses during the first half of 2007 was primarily due to higher accounting and legal fees, an increase in employee stock-based compensation due to new grants, higher compensation and related costs as a result of new hires, and expenses related to the world-wide employee meeting held in February 2007. As of June 30, we had 43 employees in general and administrative and information technology combined compared to 28 employees as of June 30, 2006, a 54% increase. Three employees or 11% were added during the latter part of June 2007 as a result of the eVergance acquisition.

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

Restructuring Costs. There was no restructuring cost during the three or six months ended June 30, 2007 and during the three months ended June 30, 2006. During the six months ended June 30, 2006, there was a restructuring charge of $46,000 for lease-hold improvements partially offset by a recovery of $36,000 due to the changes in the assumptions related to severance of employees in our New Hampshire facility.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense and changes in fair value of warrant liabilities. Interest income consists primarily of interest earned on cash and cash equivalents and was $25,000 and $29,000 for the three months ended June 30, 2007 and 2006, respectively and $48,000 and $87,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease in interest income related to lower cash and cash equivalents balances in the three and six months ended 2007 compared to the same periods in 2006. Interest expense relates primarily to our loan payable and was $113,000 and $118,000 for the three months ended June 30, 2007 and 2006, respectively, and $152,000 and $262,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease in interest expense related to lower average borrowings against the loan payable in the three and six months ended 2007 compared to the same periods in 2006. Interest and other income (expense), net also consists of changes in the fair value of warrant liabilities of approximately $212,000 and $774,000 for the three and six month ended June 30, 2006 respectively.

Provision for Income Taxes

We have incurred net losses on a consolidated basis for all periods from inception through June 30, 2007, with the exception of the second and third quarters of 2006. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. During the three and six months ended June 30, 2007 and 2006, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $54,000 and $48,000 for the three months ended June 30, 2007 and 2006, respectively, and approximately $101,000 and $76,000 for the six months ended June 30, 2007 and 2006, respectively, in those foreign jurisdictions.

Liquidity and Capital Resources

As of June 30, 2007, we had $4.5 million in cash and cash equivalents, compared to $5.7 million in cash and cash equivalents at December 31, 2006. As of June 30, 2007, we had negative working capital of $20.1 million, compared to negative working capital of $11.0 million as of December 31, 2006. As of June 30, 2007, our current liabilities included $17.6 million of deferred revenue (primarily reflecting payments received for future maintenance services to be provided to our customers).

History and Recent Trends

We have had negative cash flow from operating activities in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The rate of cash we have used in operations was $13.1 million in 2004, $16.3 million in 2005, $1.7 million in 2006 and $4.9 million in the first six months of 2007. In 2003, 2004 and 2005, we implemented successive net workforce reductions of approximately 154, 30 and 56 employees, respectively. During 2006 and the first six months in 2007, we had a net increase of 56 and 63 employees, respectively. In July 2007, we have undertaken various cost reduction and restructuring activities to reduce operating costs. Staffing is expected to change from time to time based upon a number of factors, including anticipated demand for our products and the balancing of roles between employees and outsourced staffing. We experienced negative cash flow from operations during 2006 and during the first six months of 2007 due to continued net losses. While our cash flow has benefited from our continuing emphasis on cost management, that benefit has been partially offset by continued cash outflow for rent on excess facilities. Our cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter, and we cannot be certain that we will meet our revenue expectations in any given period.

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

Operating Cash Flow

We had negative cash flow from operating activities of $4.9 million for the first six months of 2007, which included a $7.3 million net loss, a $391,000 decrease in accounts payable and accrued liabilities, a $1.1 million decrease in accrued restructuring and a $442,000 increase in accounts receivable, partially offset by non-cash charges of $1.5 million for stock-based compensation expense and $503,000 of depreciation, as well as a $1.8 million in increase in deferred revenue. Our operating activities used $3.1 million of cash and cash equivalents for the six months ended June 30, 2006.

Investing Cash Flow

Our investing activities used $1.5 million the first six months of 2007 which consisted primarily of the purchase of eVerganace and property and equipment. Our investing activities used $60,000 of cash for the first six months of 2006 which consisted primarily of the purchase of property and equipment.

Financing Cash Flow

Our financing activities provided $5.1 million of cash for the six months ended June 30, 2007, which consisted primarily of $4.2 million of cash related to net borrowings under our bank loan payable, $1.1 million in proceeds from issuances of common stock, and borrowings of $71,000 on notes payable offset in part by the repayment of $278,000 on notes payable. For the first six months of 2006, our financing activities provided $525,000 of cash and cash equivalents.

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

On May 7, 2007, the Company entered into a Second Amendment to the February Loan with Bridge (the “Second Amendment”), in which Bridge waived the Company’s compliance with certain financial ratios for any period prior to the month and quarter ending June 30, 2007 and consented to the Company’s acquisition of eVergance. The terms of the Second Amendment limit the maximum borrowing under the February Loan to $5 million until the Company has met certain restrictive covenants for two consecutive quarters.

On June 14, 2007, the Company entered into a Third Amendment to the February Loan (the “Third Amendment”) which provided for additional loans to the Company in the amount of $1.5 million, all of which were advanced on June 14, 2007, to fund mergers and acquisitions activities and pay acquisition related expenses. The Third Amendment also provides for an additional $500,000 of such loans to be available to the Company under certain circumstances. These loans are required to be repaid on September 30, 2007, and bear interest at the lender’s prime rate plus 1.75%. In addition, the Third Amendment provides for Bridge to make equipment advances to the Company from time to time to finance capital expenditures, in an aggregate amount of up to $1 million (subject to increase to $2 million under certain circumstances). These equipment advances will bear interest at the lender’s prime rate plus 1.25%, subject to reduction under certain circumstances, and are required to be repaid in 33 monthly installments beginning on March 31, 2008. The Third Amendment also modified the financial covenants set forth in the February Loan, provided for the payment of certain fees to Bridge, and limited the total amount of loans under the February Loan to $10 million (excluding equipment advances).

The combined borrowing under all facilities and sub limits may not exceed $10.0 million.

Our future payments due under debt and lease obligations and other contractual commitments as of June 30, 2007 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Loan payable	$4,713	$4,713	$—	$—	$—
Notes payable	2,872	2,212	660	—	—
Non-cancelable operating lease obligation (1)	13,759	4,766	8,142	851	—
Less: Sublease income (2)	(4,488)	(1,357)	(2,874)	(257)	—
Other contractual obligations (3)	2,874	2,067	507	300	—

Total	$19,730	$12,401	$6,435	$894	$—

(1)	Includes leases for properties included in the restructuring liability.
(2)	Includes only subleases that are under contract as of June 30, 2007, and excludes future estimated sublease income for agreements not yet signed.
(3)	Represents payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, capital leases, consulting services, engineering services, and sales events.

Outlook

Based on our current 2007 revenue expectations, we expect our cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs through June 30, 2008. However, if we do not experience anticipated demand for our products, we will need to further reduce costs, or issue equity securities or borrow money to meet our cash requirements. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. In addition, rising interest rates may impede our ability to borrow additional funds as well as maintain its current debt arrangements. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses every year. As of June 30, 2007, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our stockholders’ deficit at June 30, 2007 was $5.1 million. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that, even if sales of our products and services grow, we may continue to experience losses, which may cause the price of our stock to decline.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $4.5 million at June 30, 2007. It is possible that our cash position could decrease over the next few quarters and some customers could become increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

One customer, IBM who resells our software to its customers, accounted for 5% of revenue for the six months ended June 30, 2007 and 9%, 11% and 11% of our revenue in 2006, 2005 and 2004 respectively. Given that we derive a significant portion of our license and service revenues from IBM, the loss of this customer could cause a decrease in revenues and operating results. Furthermore, if we lose major customers, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, and our failure to obtain new significant customers or additional orders from existing customers could materially affect our operating results.

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

We reduced our employee headcount in 2005 from a total of 181 as of December 31, 2004 to 125 as of December 31, 2005 and then increased to 181 as of December 31, 2006 and to 244 as of June 30, 2007. The majority of the 2005 reduction was the result of our decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners in early 2003, a strategy we have since reversed through our “back-shoring” process. We reduced the size of our research and development department from 34 employees as of December 31, 2004, to 30 employees as of December 31, 2005 and then increased to 37 as of December 31, 2006 and to 48 as of June 30, 2007. In addition, we reduced the level of our expenditures on outsourced development in 2005, and, in December 2005, we consolidated a significant portion of our research and development operations into one location in Menlo Park, California to optimize our research and development processes and decrease overall operating expenses. As a result, we terminated the employment of 15 employees based in our New Hampshire office. The changes in our research and development headcount and the reductions in our outsourced development capacity may limit our ability to release products within expected timeframes. For example, many of the employees who were terminated in headcount reductions possessed specific knowledge or expertise that may prove to have been important to our operation, and which was not replaced in our more recent headcount increases. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Our termination of two outsourcing arrangements in early 2005 may further reduce our ability to respond to development challenges and to introduce new products in expected timeframes.

If our cost reduction and restructuring efforts are ineffective, our revenues and profitability may be hurt.

In July 2007, we have undertaken various cost reduction and restructuring activities. The restructuring, impairments and other charges, net are estimated to be approximately $227,000 as of the date of this report; however, if we incur additional restructuring-related charges, our financial condition and results of operations may suffer. In addition, the cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges.

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

During the 2006 year-end close, we identified and reported a material weakness in our internal controls over financial reporting related to our stock-based compensation. This material weakness related to our failure to complete a proper analysis of historical stock option vesting data within our system. This resulted in a net overstatement of our stock-based compensation during the interim reporting periods for fiscal year 2006. As a result of this material weakness, the quarterly results of operations have been restated, as provided in Note 14 of the consolidated financial statements in the Company’s 2006 Form 10-K for the year ended December 31, 2006 and the Company was unable to conclude that our disclosure controls and procedures were effective as of December 31, 2006.

Our management, with the oversight of the Audit Committee has begun to address this material weakness related to our stock-based compensation and is committed to effective remediation of these deficiencies as expeditiously as possible. We have implemented a procedure to review the stock option reports on a quarterly basis to assure that only current employee options that are expected to vest are included in the employee stock-based compensation expense for the period. Our material weakness will not be considered remediated until new internal controls are developed and implemented throughout the Company, are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

Our remediation measures may not be successful in correcting the material weakness related to our stock-based compensation reported by our current independent registered public accounting firm. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. In addition, internal controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. Any failure to remediate the material weaknesses described above or to implement and maintain effective internal controls could harm our operating results, delay our completion of our consolidated financial statements and our independent registered public accounting firm’s audit or review of our consolidated financial statements which could cause us to fail to timely meet our periodic reporting obligations with the Securities and Exchange Commission, or the SEC, or result in material misstatements in our consolidated financial statements which could also cause us to fail to timely meet our periodic reporting obligations with the SEC. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Since becoming a publicly traded security listed on The NASDAQ National Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.65 per share. On October 17, 2005, our common stock was delisted from The NASDAQ National Market due to the failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 with the SEC. Our common stock is currently quoted on the OTCBB. The last reported sale price of our shares on August 10, 2007 was $2.51 per share.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 31% and 30% of our total revenues for the three and six months ended June 30, 2007 respectively, compared to 25% and 25% of our total revenues for the three and six months ended June 30, 2006 respectively. We have established offices in the United States, Europe, Japan, and Hong Kong. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. International operations are subject to many inherent risks, including:

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

We acquired Hipbone, Inc. in early 2004, and if we are presented with appropriate opportunities, we may make other investments in complementary companies, products, or technologies. In June 2007, we acquired all of the membership interests of eVergance Partners LLC (“eVergance”). We may not realize the anticipated benefits of the Hipbone or eVergance acquisition or any other acquisition or investment. For example, since inception, the Company has recorded $2.7 billion of impairment charges for the cost of goodwill obtained from acquisitions. Upon the acquisition of eVergance, or if we acquire another company, we will likely face risks, uncertainties, and disruptions associated with the integration process, including, among other things, difficulties in the integration of the operations, technologies, and services of the acquired company, the diversion of our management’s attention from other business concerns, the potential loss of key employees of the acquired businesses, and the failure of the acquired businesses, products or technologies to generate sufficient revenue to offset acquisition costs. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Also, acquisitions, including the acquisition of eVergance, can expose us to liabilities and risks facing the company we acquire, such as lawsuits or claims against the Company that are unknown at the time of the acquisition. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets. These factors could have an adverse effect on our business, results of operations, financial condition or cash flows.

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

We develop products in the United States and sell these products in North America, Europe, Asia, and Australia. In the six months ended June 30, 2007 and the year ended December 31, 2006, revenues from customers outside of the United States approximated 30% and 32%, respectively, of total revenues. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2007, we do not believe that a hypothetical 10% change in foreign currency rates would have a material adverse affect on our financial position or results of operations. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

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

Material Weaknesses and Corrective Action Plans

During the 2006 year-end close, we identified and reported a material weakness in our internal controls over financial reporting related to stock-based compensation. This material weakness related to our failure to complete a proper analysis of historical stock option vesting data within our system, which resulted in a net overstatement of our stock-based compensation during the interim reporting periods for fiscal year 2006. Due to this material weakness, quarterly results of operations have been restated, as provided in Note 14 of the a consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2006. As a result, we are unable to conclude that our disclosure controls and procedures were effective as of June 30, 2007.

Our management, with the oversight of the Audit Committee, has begun to address this material weakness related to stock-based compensation and is committed to effective remediation as expeditiously as possible. Our management has implemented a procedure to review the stock option reports on a quarterly basis to assure that only current employee options that are expected to vest are included in the employee stock-based compensation expense for such period. This material weakness will not be considered remediated until new internal controls are developed and implemented throughout the Company, are operational for a period of time and are tested, and our management concludes that these controls are operating effectively.

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

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC and Wit Soundview Capital Corp., the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the U. S. District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s common stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers to avoid the cost and distraction of continued litigation. The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. The parties had agreed upon a July 31, 2007 deadline for plaintiffs to file an amended complaint, and a September 27, 2007 deadline for filing a motion for class certification. On July 30, 2007, the plaintiffs requested and the District Court approved an extension and the plaintiffs’ now must file an amended complaint no later than August 14, 2007. The deadline for filing a motion for class certification has not yet been moved. The Company believes it has meritorious defenses to these claims and intends to defend against this action vigorously.

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

•

We have added a risk factor entitled “If our cost reduction and restructuring efforts are ineffective, our revenues and profitability may be hurt.” This amended risk factor is provided in Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

•

We have deleted the risk factor entitled “We face additional risks and costs as a result of the delayed filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2005, and March 31, 2006, and our Annual Reports on Form 10-K for the years ended December 31, 2005 and 2005.”

•

We have amended the risk factor entitled “Our independent registered public accounting firm has identified material weaknesses in our internal controls that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.” This amended risk factor is provided in Part I. Financial Information -- Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
10.01	Third Amendment to Loan and Security Agreement, dated June 14, 2007, between Kana Software, Inc. and Bridge Bank, N.A. and eVergance Partners LLC.					X

10.02	Employment Agreement, dated May 4, 2007, between Kana Software, Inc. and Mark A. Angel.					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2007

Kana Software, Inc.

/s/ Michael S. Fields
Michael S. Fields
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ John M. Thompson
John M. Thompson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
10.01	Third Amendment to Loan and Security Agreement, dated June 14, 2007, between Kana Software, Inc. and Bridge Bank, N.A. and eVergance Partners LLC.					X

10.02	Employment Agreement, dated May 4, 2007, between Kana Software, Inc. and Mark A. Angel.					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.