Form 10-Q
period 2007-09-30
KANA SOFTWARE INC
filed 2007-11-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

On October 31, 2007, approximately 36,832,485 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

Kana Software, Inc.

Form 10-Q

Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,441	$5,719
Restricted cash	309	74
Accounts receivable, net of allowance of $196 and $155 at September 30, 2007 and December 31, 2006, respectively	9,780	8,756
Prepaid expenses and other current assets	4,105	1,967

Total current assets	15,635	16,516
Restricted cash, long-term	769	990
Property and equipment, net	2,007	1,221
Goodwill	12,513	8,623
Acquired intangible assets, net	2,351	15
Other assets	696	2,970

Total assets	$33,971	$30,335

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loan payable	$6,476	$—
Notes payable	2,096	327
Accounts payable	2,966	2,684
Accrued liabilities	6,345	6,880
Accrued restructuring	3,268	1,844
Deferred revenue	15,750	15,825

Total current liabilities	36,901	27,560
Deferred revenue, long-term	208	410
Accrued restructuring, long-term	1,749	4,258
Other long-term liabilities	689	1,239

Total liabilities	39,547	33,467

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 36,803,911 and 35,972,283 shares issued and outstanding	37	36
Common stock subscription	949	—
Additional paid-in capital	4,307,851	4,302,495
Accumulated other comprehensive income (loss)	(19)	171
Accumulated deficit	(4,314,394)	(4,305,834)

Total stockholders’ deficit	(5,576)	(3,132)

Total liabilities and stockholders’ deficit	$33,971	$30,335

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 Restated (2)	2007	2006 Restated (2)
Revenues:
License fees	$5,793	$4,345	$12,920	$13,148
Services	11,048	8,811	30,348	26,016

Total revenues	16,841	13,156	43,268	39,164

Costs and expenses (1):
Cost of license fees	415	832	942	2,044
Cost of services	4,084	2,515	10,820	7,228
Amortization of acquired intangible assets	125	34	164	100
Sales and marketing	6,443	4,325	19,296	13,295
Research and development	3,048	2,718	9,783	7,477
General and administrative	2,888	2,587	9,511	7,259
Restructuring	567	—	567	10

Total costs and expenses	17,570	13,011	51,083	37,413

Income (loss) from operations	(729)	145	(7,815)	1,751
Interest and other income (expense), net	(506)	85	(612)	(826)
Registration rights penalty	—	(166)	—	(1,198)

Income (loss) before income taxes	(1,235)	64	(8,427)	(273)
Income tax expense	(32)	(53)	(133)	(129)

Net income (loss)	$(1,267)	$11	$(8,560)	$(402)

Basic net income (loss) per share	$(0.03)	$0.00	$(0.23)	$(0.01)

Shares used in computing basic net income (loss) per share	37,061	34,570	36,487	34,263

Diluted net income (loss) per share	$(0.03)	$0.00	$(0.23)	$(0.01)

Shares used in computing diluted net income (loss) per share	37,061	35,647	36,487	34,263

(1) Employee stock-based compensation included in the expense line items:

Cost of services	$102	$62	$226	$153
Sales and marketing	194	222	643	535
Research and development	120	102	261	252
General and administrative	313	1,099	1,009	1,184

(2)	Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the quarter ended September 30, 2006, the Company determined that non-cash compensation expenses relating to certain options granted in 1999 were incorrectly recorded in the first, second and third quarters of 2006. Additionally, certain other revenue and expense items were recorded in the improper quarter within 2006. As a result, the operating results for the three and nine month periods ended September 30, 2006 have been restated. See “Restatement Relating to Stock-Based Compensation and Other Revenue and Expense Items” included in Note 1 to the condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006 Restated (1)
Cash flows from operating activities:
Net loss	$(8,560)	$(402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	748	1,152
Loss on the disposal of property and equipment	—	46
Amortization of acquired intangible assets	164	100
Stock-based compensation	2,244	2,644
Provision for doubtful accounts	41	(1)
Restructuring	327	10
Non-cash interest accretion	153	69
Registration rights penalty	—	1,198
Change in fair value of warrant liability	—	774
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(71)	(1,051)
Prepaid expenses and other assets	228	576
Accounts payable and accrued liabilities	(1,718)	(4,555)
Accrued restructuring	(1,503)	(1,986)
Deferred revenue	(688)	803

Net cash used in operating activities	(8,635)	(623)

Cash flows from investing activities:
Purchases of property and equipment	(1,399)	(627)
Purchase of eVergance	(762)	—
Increase in restricted cash	(14)	—

Net cash used in investing activities	(2,175)	(627)

Cash flows from financing activities:
(Payments on) borrowings under line of credit	5,938	(7,400)
Repayments under note payable	(840)	(13)
Borrowings under note payable	71	459
Decrease in restricted cash	—	5,900
Net proceeds from issuances of common stock and warrants	1,286	659

Net cash provided by (used in) financing activities	6,455	(395)

Effect of exchange rate changes on cash and cash equivalents	77	63

Net decrease in cash and cash equivalents	(4,278)	(1,582)
Cash and cash equivalents at beginning of period	5,719	6,216

Cash and cash equivalents at end of period	$1,441	$4,634

Noncash activities:
Issuance of common stock and stock options in connection with the acquisition of eVergance	$2,776	—
Reclassification of warrant liability	—	$1,864

(1)	Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the nine months ended September 30, 2006, the Company determined that non-cash compensation expenses relating to certain options granted in 1999 were incorrectly recorded in the nine month period ended September 30, 2006. Additionally, certain other revenue and expense items were recorded in the improper quarter within 2006. As a result, the statement of cash flows for the nine months ended September 30, 2006 has been restated. See “Restatement Relating to Stock-Based Compensation and Other Revenue and Expense Items” included in Note 1 to the condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Kana Software, Inc. and Summary of Significant Accounting Policies

Nature of Operations

Kana Software, Inc. and its subsidiaries (the “Company” or “KANA”) were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. KANA develops, markets and supports customer communications software products. The Company sells its products primarily in the United States and Europe, and to a lesser extent, in Asia, through its direct sales force and third party integrators. References to “we,” “our” and “us” and “Company” collectively refer to KANA, our predecessor and our subsidiaries and their predecessors.

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

Restatement Relating to Stock-Based Compensation and Other Revenue and Expense Items

The financial information as of and for the three and nine months ended September 30, 2006 is restated since it has been revised from the amounts previously stated in our Quarterly Report on Form 10-Q filed with the SEC on November 13, 2006. Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the quarter ended September 30, 2006, the Company determined that non-cash compensation expenses relating to certain options granted in 1999 were incorrectly recorded in the first, second and third quarters of 2006. Additionally, certain other revenue and expense items were recorded in the improper quarter within 2006. The restatement is further discussed in Note 14 of the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2006 filed with the SEC on April 2, 2007.

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

Services revenues include revenues for consulting services, customer support and training, OnDemand and hosting. Consulting services revenues are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, the Company recognizes the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by AICPA SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). KANA’s consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue. OnDemand includes our KANA OnDemand ‘software as a service’ and outsourcing offerings as well as Advanced Customer Services. OnDemand revenue is recognized in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy” (“SAB 104”). Revenues from OnDemand services are recognized ratably over the term of the arrangement, while application fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals. Hosting service arrangements are a means of deployment whereby the customer’s software and data is physically located in third party facilities. Customers pay a fee to remotely access the hosted software and data via a secure internet connection. Hosting fees are recognized as the hosting service is delivered in accordance with SAB 104.

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

Stock-based compensation expense recognized during the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

Employee stock-based compensation expense recognized under SFAS 123(R) was $729,000 and $1.5 million for the three months ended September 30, 2007 and 2006, respectively, and $2.1 million for each of the nine month periods ended September 30, 2007 and 2006. The effect on net income (loss) per share for the three months ended September 30, 2007 and 2006 was $0.02 and $0.04 per share, respectively, and $0.06 per share for the nine month periods ended September 30, 2007 and 2006, respectively.

For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). In 2005 and 2006, the Company extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In fiscal year 2006, the Company granted a total of 57,500 stock options to four non-employees who had agreements to provide consulting services. During the three and nine months ended September 30, 2007 there were no stock option grants to non-employees.

As a result of these stock option modifications to former employees and the stock option grants to consultants, the Company recorded non-employee stock-based compensation expense of $2,000 and $266,000 for the three months ended September 30, 2007 and 2006, respectively, and expense of $105,000 and $520,000 for the nine months ended September 30, 2007 and 2006, respectively, allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 Restated (1)	2007	2006 Restated (1)
Sales and marketing expense	$—	$51,000	$15,000	$57,000
Research and development expense	—	28,000	—	44,000
General and administrative expense	2,000	187,000	90,000	419,000

	$2,000	$266,000	$105,000	$520,000

(1)	See “Restatement Relating to Stock-Based Compensation and Other Revenue and Expense Items” included in Note 1 to the condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 Restated (1)	2007	2006 Restated (1)
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(1,267)	$11	$(8,560)	$(402)

Denominator:
Weighted average common shares outstanding	37,061	34,570	36,487	34,263

Basic net income (loss) per share	$(0.03)	$0.00	$(0.23)	$(0.01)

Denominator:
Shares used in computing diluted net income (loss)	37,061	35,647	36,487	34,263

Diluted net income (loss) per share	$(0.03)	$0.00	$(0.23)	$(0.01)

(1)	See “Restatement Relating to Stock-Based Compensation and Other Revenue and Expense Items” included in Note 1 to the condensed consolidated financial statements.

For each of the three and nine month periods ended September 30, 2007, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 13,053,000 shares have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive. For the three and nine month periods ended September 30, 2006, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 7,740,000 and 12,119,000 shares, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. During the implementation, the Company identified, evaluated, and measured the amount of income tax benefits to be recognized for all material income tax positions. The net assets recognized under FIN 48 did not materially differ from the net assets recognized before adoption, and, therefore, the Company did not record an adjustment related to the adoption of FIN 48. At the adoption date of January 1, 2007, the Company had $145,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At September 30, 2007, the Company had $145,000 of unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. Upon implementation of FIN 48 approximately $28,000 of accrued interest and penalties had already been recorded related to uncertain tax positions. There was no change in the amount of unrecognized tax benefits or accrued interest and penalties during the third quarter ended September 30, 2007.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 2. Goodwill and Intangible Assets

Additions to purchased intangible assets during the nine months ended September 30, 2007, include $2.5 million of customer relationships purchased in connection with the acquisition of eVergance Partners LLC (“eVergance”) in June 2007. See Note 11 for further details. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is five years. The Company reported amortization expense on purchased intangible assets of $125,000 and $34,000 for the three months ended September 30, 2007 and 2006, respectively, and $164,000 and $100,000 for the nine months ended September 30, 2007 and 2006, respectively.

The estimated future amortization expense of purchased intangible assets as of September 30, 2007 is as follows (in thousands):

Remainder of year ending December 31, 2007	$125
Year ending December 31, 2008	500
Year ending December 31, 2009	500
Year ending December 31, 2010	500
Year ending December 31, 2011	500
Year ending December 31, 2012	226

Total	$2,351

Additions to goodwill during the nine months ended September 30, 2007, include $3.9 million relating to the eVergance acquisition in June 2007. See Note 11 for further details.

The components of goodwill and other intangibles are as follows (in thousands):

	September 30, 2007	December 31, 2006
Goodwill	$12,513	$8,623

Intangibles:
Customer relationships	$2,650	$150
Purchased technology	14,650	14,650
Less: accumulated amortization	(14,949)	(14,785)

Intangibles, net	$2,351	$15

Note 3. Stockholders’ Deficit

(a)	Issuance of Common Stock and Warrants

In May 2006, the Company amended the registration agreement related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to September 30, 2006 from January 27, 2006 and to change the penalty for failure to register the underlying shares of common stock from a cash penalty to a share-based payment, in exchange for the issuance of 593,854 shares of common stock. The shares were valued at approximately $1.0 million based on the fair market value of the Company’s common stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. The September 30, 2006 registration deadline was not met and an additional 59,383 shares of common stock was issued. The shares were valued at approximately $166,000 based on the fair market value of the Company’s common stock on September 30, 2006 less a 10% discount to reflect that unregistered stock was issued. Registration rights penalties of $166,000 and $1.2 million were recorded as non-operating expenses during the three and nine months ended September 30, 2006, respectively

On November 9, 2006, the Company completed the registration of the shares of common stock and shares of common stock underlying the warrants issued to the investors in the Private Placements.

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balances, December 31, 2006	9,201,921	$6.12
Options cancelled and retired	(231,847)	3.97
Options exercised	(232,661)	2.59		$218,319
Options granted	1,487,400	3.19

Balances, March 31, 2007	10,224,813	5.82	7.53	8,048,851
Options cancelled and retired	(223,294)	3.94
Options exercised	(200,004)	2.52		120,572
Options granted	1,120,100	3.18

Balances, June 30, 2007	10,921,615	5.65	7.21	3,067,576
Options cancelled and retired	(648,950)	3.13
Options exercised	(98,963)	1.70		92,817
Options granted	335,000	2.72

Balances, September 30, 2007	10,508,702	5.75	7.54	3,162,546

Options vested and exercisable and expected to be vested and exercisable at September 30, 2007	8,719,471	6.21	7.23	2,769,866
Options vested and exercisable at September 30, 2007	5,608,143	$7.30	6.30	$1,967,206

At September 30, 2007, the Company had 6,464,912 options available for grant under its equity incentive plans.

Options vested and exercisable at September 30, 2007 include certain options which are vested but not yet exercisable. In certain situations, a stock option will be vested but not exercisable. The number of shares vested and not exercisable at September 30, 2007 was 325,662 and the weighted average exercise price of such shares as $5.06 per share.

At September 30, 2007, the Company had $4.6 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 2.8 years. This amount excludes unrecognized stock-based compensation expense that relates to non-employee stock options, which cannot be estimated prior to the measurement date.

The following table summarizes significant ranges of outstanding and vested and exercisable options as of September 30, 2007:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.10 – 2.88	1,933,679	6.64	$1.85	1,301,310	$1.86
2.95 – 2.95	3,416,127	8.74	2.95	1,670,184	2.95
3.00 – 3.13	2,263,291	8.68	3.10	592,978	3.10
3.22 – 14.41	2,752,676	5.99	7.36	1,935,427	9.03
16.55 – 998.50	142,929	2.78	136.21	108,244	131.79

Total	10,508,702	7.54	$5.75	5,608,143	$7.30

The Company uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the three and nine months ended September 30, 2007 are as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Risk-free interest rate	4.51%	4.82%
Expected volatility	48%	52%
Expected life (in years)	5	5
Dividend yield	0%	0%

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

The weighted-average fair value of options granted during the three and nine months ended September 30, 2007 was $1.25 and $1.52 per share, respectively.

The forfeiture rate of employee stock options for 2007 was calculated using the Company’s historical terminations data.

Note 4. Warrant Liability

The warrants issued in June, September and October 2005 (collectively referred to as the “Warrants”) had cash penalties for the failure to register the underlying shares of common stock. Pursuant to Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company recorded the Warrants as liabilities at their fair value using the Black-Scholes option pricing model with changes in value reported to other income or expense each period. For the three and nine months ended September 30, 2006, $0 and $774,000 respectively, was recorded to other expense for the change in fair value of the Warrants.

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

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments. The total changes in comprehensive income (loss) during the three and nine month periods ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 Restated (1)	2007	2006 Restated (1)
Net income (loss)	$(1,267)	$11	$(8,560)	$(402)
Foreign currency translation gain (loss)	(161)	(29)	(190)	(192)

Comprehensive income (loss)	$(1,428)	$(18)	$(8,750)	$(594)

(1)	See Restatement Relating to Stock-Based Compensation and Other Revenue and Expense Items included in Note 1 to the condensed consolidated financial statements.

Note 6. Commitments and Contingencies

(a)	Lease Obligations

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, the Company entered into letters of credit totaling $771,000 expiring in 2007 and through 2010. The Company’s letters of credit can be supported by either restricted cash or the Company’s line of credit. At September 30, 2007, the Company had $13.1 million in non-cancelable operating lease obligations offset by $4.4 million of sublease income from subleases that are under contract.

(b)	Other Contractual Obligations

At September 30, 2007, the Company had other future contractual obligations requiring payments of $2.9 million. The obligations represent payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, consulting services, engineering services, and sales events.

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

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros, Hambrecht & Quist LLC, Wit Soundview Capital Corp as well as the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the United States District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by the Company. Although the Company believed that the plaintiffs’ claims had no merit, the Company had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals

reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. The parties had agreed upon a July 31, 2007 deadline for plaintiffs to file an amended complaint, and a September 27, 2007 deadline for filing a motion for class certification. On July 30, 2007, the plaintiffs requested and the District Court approved an extension and theplaintiffs filed an amended complaint on August 14, 2007. On November 9, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim. The Company believes it has meritorious defenses to these claims and intends to defend against this action vigorously. Because the settlement will be funded entirely by the Company’s insurers, the Company does not believe that the settlement will have any effect on its consolidated financial condition, results of operation or cash flows and accordingly, the Company has not accrued an amount for this loss contingency in its consolidated financial statements at September 30, 2007.

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

Many of our software license agreements require us to indemnify our customers for any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed. Such indemnification provisions are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). In prior periods, the Company has incurred minimal costs related to such claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. The Company did however record a settlement charge resulting from a settlement of an infringement claim on the Company’s consolidated statement of operations for the year ended December 31, 2006, which was not considered material. There were no outstanding claims of infringement at September 30, 2007.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

Note 7. Restructuring Costs

The following table provides a summary of restructuring activity during the nine months ended September 30, 2007 and 2006 (in thousands):

	Facilities	Severance and Related	Total
Restructuring accruals:
Accrual as of December 31, 2005	$7,270	$282	$7,552
Restructuring recoveries	46	(36)	10
Payments made	(2,701)	(246)	(2,947)
Sublease payments received	1,179	—	1,179

Accrual as of September 30, 2006	$5,794	$—	$5,794

Accrual as of December 31, 2006	$6,102	$—	$6,102
Restructuring charge	327	240	567
Payments made	(2,911)	(240)	(3,151)
Sublease payments received	1,499	—	1,499

Accrual as of September 30, 2007	$5,017	$—	$5,017

In July 2007, we implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to our reduction in work force was approximately $240,000 and expense related to ceasing use of one of our offices was approximately $8,000.

In September 2007, we agreed with the landlord of one of the facilities included in our restructuring accrual to surrender the remaining term of the lease in exchange for a lump sum cash payment. As a result of this agreement we recorded additional restructuring expense of approximately $319,000 and reclassified the long-term portion of the restructuring liability to accrued restructuring under current liabilities. Additionally, we reclassified the related lease deposit from other assets to other current assets.

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

Geographic information on revenues for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 Restated (1)	2007	2006 Restated (1)
North America	$13,073	$7,449	$31,577	$26,944
Europe	3,620	5,507	11,232	11,482
Asia Pacific	148	200	459	738

Total	$16,841	$13,156	$43,268	$39,164

(1)	See Restatement relating to stock-based compensation and other revenue and expense items included in Note 1 to the condensed consolidated financial statements.

During the three months ended September 30, 2007, one customer represented approximately 16% of revenues. During the nine month period ended September 30, 2007, no customer represented more than 10% of total revenues. During the three months ended September 30, 2006, one customer represented 15% of total revenues and during the nine months ended September 30, 2006, one customer represented 12% of total revenues.

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, is as follows (in thousands):

	September 30, 2007	December 31, 2006
United States	$2,590	$1,974
International (primarily Europe)	113	2,217

Total	$2,703	$4,191

Note 9. Loan Payable and Note Payable

(a)	Loan Payable

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

On February 27, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Bridge under which the Company has access to a Loan facility of $10.0 million (“February Loan”). The February Loan is a formula based revolving line of credit based on 80% of eligible receivables subject to two sub limits; a sub-limit of $2.5 million that is available for stand-by letters of credit, settlement limits on foreign exchange contracts or cash management products and a maximum amount of $5.0 million available as a term loan. The total combined borrowing under the February Loan and sub-limits cannot exceed $10.0 million. The February Loan is collateralized by all of the Company’s assets and expires February 27, 2009 at which time the entire balance under the formula based line of credit will be due. The Company has a twelve month period to draw down against the term loan, which is repaid over a 36 month period. Interest for the formula based revolving line of credit accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25% while interest for the term loan accrues at the WSJ’s Prime Lending Rate plus 1.75%. The February Loan contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If the Company is not in compliance with the covenants of the February Loan, Bridge has the right to declare an event of default and all of the outstanding balances owed under the February Loan would become immediately due and payable.

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

On June 14, 2007, the Company entered into a Third Amendment to the February Loan (the “Third Amendment”) which provided for additional loans to the Company in the amount of $1.5 million, all of which were advanced on June 14, 2007, to fund mergers and acquisitions activities and pay acquisition related expenses. The Third Amendment also provides for an additional $500,000 of such loans to be available to the Company under certain circumstances. These loans were required to be repaid on October 1, 2007, and bear interest at the lender’s prime rate plus 1.75%. In addition, the Third Amendment provides for Bridge to make equipment advances to the Company from time to time to finance capital expenditures, in an aggregate amount of up to $1 million (subject to increase to $2 million under certain circumstances). These equipment advances will bear interest at the lender’s prime rate plus 1.25%, subject to reduction under certain circumstances, and are required to be repaid in 33 monthly installments beginning on March 31, 2008. The Third Amendment also modified the financial covenants set forth in the February Loan, provided for the payment of certain fees to Bridge, and limited the total amount of loans under the February Loan to $10 million (excluding equipment advances).

On August 21, 2007, the Company entered into a Loan and Security Modification Agreement to the February Loan that provided a one-time waiver for of out-of-compliance conditions with certain financial covenants that existed for the period ended June 30, 2007.

On October 3, 2007, the Company entered into a Loan and Security Modification Agreement to the February Loan (the “October 3rd Modification”) that provided a one-time waiver for of out-of-compliance conditions with certain financial covenants that existed for the period ended July 31, 2007. In addition, the October 3 Modification extended the due date for the repayment of loans related to mergers and acquisitions until November 30, 2007. Maturity of the other loans remains the same as agreed in the February Loan as described above. The October 3rd Modification also provided that in lieu of compliance with certain financial covenants the Company may sell its equity securities in an underwritten offering pursuant to a registration statement filed under the Securities Act of 1933 and provided for the payment of certain fees to Bridge.

As of September 30, 2007, the Company had $6.5 million drawn against the February Loan all of which is shown as current liabilities on the condensed consolidated balance sheet as the Company was not in compliance with certain financial covenants.

(b)	Note Payable

As of September 30, 2007, there was $2.1 million classified as current portion of note payable and $115,000 classified as long-term. The long-term portion was included in other long-term liabilities on the condensed consolidated balance sheet. The note payable consists of three obligations. The first is a promissory note with De Lage Landen Financial Services, Inc. for the financing of software license and support purchased and has a fixed interest rate of 3.15%, payable in monthly installments of principal and interest. The second is with First Insurance Funding Corp of California for short-term financing of Errors and Omissions insurance and has a fixed interest rate of 9.87%, payable in monthly installments of principal and interest. The third is to former members of eVergance in connection with the acquisition of all the membership interests of eVergance and bears no interest. This note was recorded at its present value using a discount rate of 9.5%. The Company recognizes imputed interest expense as the note matures. At September 30, 2007, the Company had future payments of $562,000 for the three months ending December 2007, and $1.7 million and $73,000 for the years ending December 2008 and 2009, respectively, with no required payments thereafter. As of December 31, 2006, there was $327,000 classified as current portion of note payable and $242,000 classified as long-term.

Note 10. Related Party Transactions

On October 30, 2006, the Company entered into a consulting agreement (“the Consulting Agreement”) with William T. Clifford, a member of KANA’s Board of Directors. Mr. Clifford provided consulting services to KANA’s management as an independent contractor on matters pertaining to strategic planning and business (in addition to his role as a member of the Board of Directors) for a period of twelve months that commenced on January 24, 2006. During the nine months ended September 30, 2007, the Company paid Mr. Clifford a fee of $59,900 in consideration for his consulting services pursuant to the terms of the Consulting Agreement.

Note 11. Purchase Acquisition

On May 4, 2007, the Company executed a definitive agreement with the members of eVergance to acquire all of their membership interests. On June 14, 2007 (the “Closing Date”), the Company agreed to issue an aggregate of 600,000 shares of its common stock (the “Stock”) to the former members of eVergance and Mr. Angel, and an aggregate of 400,000 non-equity plan options to purchase shares of its common stock (the “Options”) and $3.3 million in cash consideration to the former members of eVergance. Twenty-five percent of the Stock was issued as of the Closing Date and twenty-five percent was issued three months after the Closing Date and an additional twenty-five percent will be issued six and nine months after such date. The fair value of KANA’s stock was determined using a value of $3.16, which was the average closing price of KANA’s stock two days before and after the announcement date of May 7, 2007, less a 10% discount to reflect that unregistered stock was issued and is issuable. The unissued stock is accounted for as common stock subscription on the condensed consolidated balance sheet. Twenty-five percent of the Options were issued and are exercisable as of the Closing Date and twenty-five percent were issued three months after the Closing Date and an additional twenty-five percent of the Options will be issued and exercisable six and nine months after such date. The Options have an exercise price per share equal the closing sale price of the Company’s common stock on June 13, 2007 as quoted on the Over the Counter Bulletin Board. The fair value of the options was determined using the Black-Scholes option pricing model, using assumptions of a risk-free interest rate of 4.76%, expected volatility of 53%, the ten year contractual term, and no expected dividends. The fair value of the common stock underlying the options was discounted as discussed above. The options granted have been excluded from the summaries of options outstanding in Note 3 and had a fair value of $2.19 per share upon grant. The aggregate consideration for the transaction was as follows (in thousands):

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

This transaction was accounted for using the purchase method of accounting. Management allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date giving consideration to an independent appraisal. To the extent that the purchase price exceeded the fair value of the assets and liabilities assumed, goodwill was recorded. The intangible assets acquired in connection with the acquisition are being amortized over a five-year period.

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

The unaudited condensed consolidated financial statements include the operating results of eVergance from the date of acquisition. Pro forma results of operations for the eVergance acquisition have not been presented because the effect of the acquisition was not material to the Company’s financial results.

Note 12. Subsequent Events

On October 3, 2007, the Company entered into a Loan and Security Modification Agreement to the February Loan (the “October 3rd Modification”) with Bridge Bank, which provided a one-time waiver of out-of-compliance conditions with certain financial covenants that existed for the period ended July 31, 2007. In addition, the October 3rd Modification extended the due date for the repayment of loans related to mergers and acquisitions until November 30, 2007. The October 3rd Modification also provided that, in lieu of compliance with certain financial covenants the Company may sell its equity securities in an underwritten offering pursuant to a registration statement filed under the Securities Act of 1933 and provided for the payment of certain fees to Bridge.

In November 2007, we executed an agreement with a landlord to surrender the remaining term of our facility lease on the facility in Marlow, UK. The terms of the agreement include a lump sum payment in exchange for release of all remaining liability related to our original lease. The Company has adjusted the accrued restructuring liability as of September 30, 2007.

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

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. To a lesser extent, we derive revenues from consulting and training. Our larger customers often use a systems integrator, such as IBM, Accenture or BearingPoint, for the project to install KANA software as well as do the business process, workflow, and other associated required work. KANA’s professional services group assists the integrators as subject matter experts, and in other cases will act as the prime contractor for implementation of our software. While we continue this practice, we are increasingly providing consulting and implementation services directly to our customers. These services may be provided to our existing customers who would prefer us to review their KANA implementations or to new customers who are not large enough to gain the interest of a systems integrator to provide initial implementation services. However, in the case of most of the initial installations of our applications that are generally installed by our customers using a system integrator, these services generally increase the cost of a project substantially and subject their purchase to more approval levels and cost savings reviews resulting in longer sales cycles. This contributes to the difficulty that we face in predicting the quarter in which sales to expected customers will occur and to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected. In addition, we recently began offering our software on a hosted basis for a subscription fee, through our OnDemand service. In June 2007, we purchased eVergance Partners LLC (“eVergance”), a management consulting and systems integration firm, and our service revenues and related expenses have increased due to this acquisition. Through this acquisition, we significantly expanded our professional services portfolio to meet growing demand for consulting and implementation services.

In late 2005, we made a decision to eliminate outsourced product development and bring core technology development back to our personnel in the United States in a process that we refer to as “back-shoring” and, by the end of the third quarter of 2006, we brought back all core technology development to the United States, except for development on one product group, which was brought back in the first quarter of 2007. We also back-shored our technical support during the fourth quarter of 2006. As we continue to rebuild the sales organization and increase our marketing, our sales and marketing expenses increased in 2007 due to increases in headcount, commissions as a result of higher revenues, and marketing programs. We will strive to match our spending with the anticipated revenue but, given the unpredictability of our license revenue, we are unable to predict with any certainty the period(s) when we will be profitable, if at all.

Since 1997 we have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services, and administration departments. As a result, we have incurred substantial losses since inception. On September 30, 2007, we had ending cash and cash equivalents of $1.4 million and $8.7 million of borrowings outstanding under a loan payable and notes payable. As of September 30, 2007, we had an accumulated deficit of $4.3 billion and a negative working capital of $21.3 million. Loss from operations was $729,000 and $7.8 million for the three and nine months ended September 30, 2007, respectively. Net cash used for operating activities was $8.6 million and $623,000 for the first nine months of 2007 and 2006, respectively.

We added 30 employees through the eVergance acquisition, and as of September 30, 2007, we had 231 full-time employees which represent an increase from 181 employees at December 31, 2006 and an increase from 153 employees at September 30, 2006.

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

We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended.

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e. persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). We use the residual method described in AICPA SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

For all sales, we use either a signed license agreement, a signed amendment to an existing license agreement, a signed order form, a binding purchase order where we either have a signed master license agreement or an order form signed by the Company, or a signed statement of work as evidence of an arrangement.

Software delivery is primarily by electronic means. If the software or other deliverable is subject to acceptance for a specified period after the delivery, revenue is deferred until the acceptance period has expired or the acceptance provision has been met.

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (1) the basic criteria of software revenue recognition have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the consulting services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. We do not provide significant customization of its software products.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable, and we generally do not recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met.

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

Our capitalized costs for internal use software of $561,000 have been fully amortized as of September 30, 2007.

Restructuring

During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities in Menlo Park, California; Princeton, New Jersey; Framingham, Massachusetts; and Marlow in the United Kingdom. Remaining lease commitments terminate over various dates beginning in April 2007 and through January 2011. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have subleased some of the excess space, but in all cases, the sublease income is less than the rent we pay the landlord. We had $5.0 million in accrued restructuring costs as of September 30, 2007, which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where the properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. As of September 30, 2007, our estimate of accrued restructuring cost included an assumption that we would receive $861,000 in sublease payments that are not subject to any contractual arrangement as of September 30, 2007. We have assumed that the majority of these assumed sublease payments will begin in 2008 and continue through the end of the related leases. In December 2006, we determined that we may not be able to sublease a leased facility in Princeton, New Jersey, and we changed our assumption of subleasing this excess space. We recorded a restructuring charge of $739,000 during the three months ended December 31, 2006 mainly related to this change in estimate of sublease assumption that is not subject to any contractual arrangement.

In July 2007, we implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to our reduction in work force was approximately $240,000 and expense related to ceasing use of one of our offices was approximately $8,000.

In September 2007, we agreed with the landlord of one of the facilities included in our restructuring accrual to surrender the remaining term of the lease in exchange for a lump sum cash payment. As a result of this agreement we recorded additional restructuring expense of approximately $319,000 and reclassified the long-term portion of the restructuring liability to accrued restructuring under current liabilities. Additionally, we reclassified the related lease deposit from other assets to other current assets.

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

The remaining balance of goodwill as of September 30, 2007 is $12.5 million. We continue to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2007, the date of our annual goodwill impairment test. Any future impairment loss could have a material adverse impact on our financial condition and results of operations.

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

On January 1, 2007, we adopted FASB Interpretation No. 48 “accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. During the implementation, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all material income tax positions. The net income tax assets recognized under FIN 48 did not materially differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN 48. At the adoption date of January 1, 2007, we had $145,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007, we had $145,000 of unrecognized tax benefits.

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

Stock-based compensation expense recognized during the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

Employee stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2007 and 2006 was $729,000 and $1.5 million, respectively and was $2.1 million for each of the nine month periods ended September 30, 2007 and 2006.

For stock options granted to non-employees, we recognize compensation expense in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. We amortize compensation expense related to non-employee stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). In 2005 and 2006, we extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In fiscal year 2006, we granted a total of 57,500 stock options to four non-employees who had agreements to provide consulting services. As a result of these stock option modifications to former employees and the stock option grants to consultants, we recorded non-employee stock-based compensation expense of $2,000 and $266,000 for the three months ended September 30, 2007 and 2006, respectively, and expense of $105,000 and $520,000 for the nine months ended September 30, 2007 and 2006, respectively.

Also see stock-based compensation in Note 1 to the condensed consolidated financial statements.

Effect of Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of acompany’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We are currently evaluating whether the adoption of SFAS 159 will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157. The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2008. We are currently evaluating the effects of implementing SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. During the implementation, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all material income tax positions. The net income tax assets recognized under FIN 48 did not materially differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN 48. At the adoption date of January 1, 2007, we had $145,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At September 30, 2007, we had $145,000 of unrecognized tax benefits.

Our continuing practice is to recognize interest and/or penalties related to income tax matters as a component of income tax expense. Upon implementation of FIN 48 approximately $28,000 of accrued interest and penalties had already been recorded related to uncertain tax positions. There was no change in the amount of unrecognized tax benefits or accrued interest and penalties during the third quarter ended September 30, 2007.

The tax years 2003-2006 remain open to examination by the major taxing jurisdiction to which we are subject.

Results of Operations Data

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 Restated (1)	2007	2006 Restated (1)
	(Unaudited)		(Unaudited)
Revenues:
License fees	34%	33%	30%	34%
Services	66	67	70	66

Total revenues	100	100	100	100

Costs and Expenses:
Cost of license fees	2	6	2	5
Cost of services	24	19	25	18
Amortization of acquired intangible assets	1	*	*	*
Sales and marketing	38	33	45	34
Research and development	18	21	23	19
General and administrative	17	20	22	19
Restructuring	3	—	1	*

Total costs and expenses	104	99	118	96

Income (loss) from operations	(4)	1	(18)	4
Interest and other income (expense), net	(3)	1	(1)	(2)
Registration rights penalty	—	(1)	—	(3)

Income (loss) before income taxes	(7)	*	(19)	(1)
Income tax expense	*	*	*	*

Net income (loss)	(8)%	* %	(20)%	(1)%

*	Less than 1%

(1)	See Restatement Relating to Stock-Based Compensation and Other Revenue and Expense Items included in Note 1 to the condensed consolidated financial statements.

Revenues

Total revenues increased by 28% to $16.8 million for the three months ended September 30, 2007 from $13.2 million for the three months ended September 30, 2006, as a result of higher license revenues and services revenues in 2007 than in 2006. Total revenues increased by 10% to $43.3 million for the nine months ended September 30, 2007 from $39.2 million for the nine months ended September 30, 2006, as a result of higher services revenues partially offset by lower license revenues in 2007 than in 2006.

License revenues include licensing fees only, and exclude associated support, training and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon delivery provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies” above. License revenues increased by 33% to $5.8 million for the three months ended September 30, 2007 from $4.3 million for the same period in the prior year. License revenues decreased by 2% to $12.9 million for the nine months ended September 30, 2007 from $13.1 million for the same period in the prior year. The increase for the three months ended September 30, 2007 compared to the same quarter in the prior year was the result of an increased number of license transactions in the three months of 2007 compared to 2006 and the inclusion of a larger multi-million dollar transaction in 2007. License revenue for the nine month periods ended September 30, 2007 and 2006, were basically flat. While we are focused on increasing license revenue, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable.

Our services revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Professional services revenues relate to providing consulting, training and implementation services to our customers including hosting and OnDemand, software as a service option. Services revenues increased by 25% to $11.0 million for the three months ended September 30, 2007, compared to

$8.8 million for the same period in 2006. Services revenues increased by 17% to $30.3 million for the nine months ended September 30, 2007, compared to $26.0 million for the same period in 2006. Support revenues are the largest component of services revenues, and during the three and nine months ended September 30, 2007, support revenues remained flat compared to the same periods in 2006, because support revenues from new maintenance contracts associated with new license transactions offset support renewal cancellations. The other part of services revenues are professional services fees that increased for the three and nine months ended September 30, 2007 compared to the same periods in 2006 mainly due to an increase in consulting, training and OnDemand revenues. Consulting and training revenues increased as a result of increased license sales in prior quarters and the inclusion of a full quarter of eVergance revenue. Customers who purchase licenses frequently purchase implementation consulting and training, which usually occur subsequent to the license sales.

Revenues from domestic sales were $13.1 million and $7.4 million for the three months ended September 30, 2007 and 2006, respectively, and $31.6 million and $26.9 million for the nine months ended September 30, 2007 and 2006, respectively. Revenues from international sales were $3.8 million and $5.7 million for the three months ended September 30, 2007 and 2006, respectively, and $11.7 million and $12.2 million for the nine months ended September 30, 2007 and 2006, respectively. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues increased by 37% to $4.6 million for the three months ended September 30, 2007 compared to $3.4 million for the same period in 2006. Total cost of revenues increased by 27% to $11.9 million for the nine months ended September 30, 2007 compared to $9.4 million for the same period in 2006.

License Fees. Cost of license fees consists of third party software royalties, costs of product packaging, documentation, and production and delivery costs for shipments to customers. Cost of license fees as a percentage of license fees was 7% for the three months ended September 30, 2007, compared to 19% for the same period in the prior year. Cost of license fees as a percentage of license fees was 7% for the nine months ended September 30, 2007, compared to 16% for the same period in the prior year. The decrease was partially due to a reduction in royalty costs associated with a relatively lower proportion of non-revenue-related shipments, such as upgrades and updates, as we had a lower proportion of such shipments during the nine months of 2007. In addition, we reduced our royalty costs by replacing certain third-party technology with a lower cost alternative. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades. We are not able to predict when customers will choose to upgrade their software which will then cause us to incur this royalty cost. We are continuing to look at alternatives for some third-party products embedded in KANA products.

Services. Cost of services consists primarily of compensation and related expenses for our customer support, consulting and training and OnDemand services organizations, and allocation of facility costs and system costs incurred in providing customer support. Cost of services increased to 37% of services revenues, or $4.1 million, for the three months ended September 30, 2007 compared to 29% of services revenues, or $2.5 million, for the same period in 2006. Cost of services increased to 36% of services revenues, or $10.8 million, for the nine months ended September 30, 2007 compared to 28% of services revenues, or $7.2 million, for the same period in 2006. The decrease in service margins in the nine months of 2007 compared to the same period in 2006 was due to an increase in professional service staffing levels in 2007 as well as OnDemand related costs. As of September 30, 2007, we had 67 employees in the support, consulting, training and OnDemand organizations compared to 42 employees as of September 30, 2006, an increase of 60%. Twenty-three employees were added to the consulting and training organizations during the latter part of June 2007 as a result of the eVergance acquisition.

Cost of services may increase or decrease depending on the demand for customer support, consulting and training and OnDemand services. The expenses may also be affected by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in the three-month period ended September 30, 2007 related to $2.5 million of identifiable intangibles purchased in connection with the eVergance acquisition in June 2007. The amortization of acquired intangible assets recorded in the three-month period ended September 30, 2006 related to $400,000 of identifiable intangibles purchased in connection with the Hipbone acquisition in February 2004. The amortization of acquired intangible assets recorded in the nine-month periods ended September 30, 2007 and 2006 related to intangibles purchased in connection with the eVergance and Hipbone acquisitions. Acquired intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset (five and three years, respectively). The intangibles purchased in connection with the Hipbone acquisition were fully amortized in the first quarter of 2007. Amortization expense may increase if we acquire another company.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses increased by 49% to $6.4 million for the three months ended September 30, 2007, from $4.3 million for the same period in 2006. Sales and marketing expenses increased by 45% to $19.3 million for the nine months ended September 30, 2007, from $13.3 million for the same period in 2006. This was primarily due to an increase in compensation and related costs as a result of our strategy of increasing our sales and marketing personnel and an increase in our marketing programs. As of September 30, 2007, we had 73 employees in sales and marketing compared to 49 employees as of September 30, 2006, an increase of 49%. Four employees were added during the latter part of June 2007 as a result of the eVergance acquisition.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by 12% to $3.0 million for the three months ended September 30, 2007 from $2.7 million for the same period in 2006. Research and development expenses increased by 31% to $9.8 million for the nine months ended September 30, 2007 from $7.5 million for the same period in 2006. This was attributable primarily to higher compensation and related costs as a result of an increase in head count as well as retention bonuses paid to some employees. As of September 30, 2007, we had 54 employees in research and development compared to 32 employees as of September 30, 2006, an increase of 69%.

Research and development expenses including related head count may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses increased by 12% to $2.9 million for the three months ended September 30, 2007 from $2.6 million for the same period in 2006. General and administrative expenses increased by 31% to $9.5 million for the nine months ended September 30, 2007 from $7.3 million for the same period in 2006. The increase in expenses during the three months ended September 30, 2007 was primarily due to higher compensation and related costs as a result of new hires, including a full quarter of eVergance general and administrative costs and the reversal of a state tax expense during 2006 as a result of a favorable tax ruling partially offset by a bad debt reversal and a foreign currency gain. The increase in expenses during the nine months ended September 30, 2007 was primarily due to higher compensation and related costs as a result of new hires and the reversal of a state tax expense during 2006. As of September 30, 2007 we had 42 employees in general and administrative, information technology and facilities combined compared to 30 employees as of September 30, 2006, a 40% increase. Three employees were added during the latter part of June 2007 as a result of the eVergance acquisition.

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

Restructuring Costs. During the three and nine months ended September 30, 2007 we recorded $567,000 of restructuring charges. The charge was comprised of $240,000 related to our reduction in work force and $8,000 related to the ceased use of a facility based on the July 2007 cost reductions. Additionally, we recorded a restructuring charge of $319,000 related to a lease surrender. There were no restructuring charges during the three months ended September 30, 2006. During the nine months ended September 30, 2006, there was a restructuring charge of $46,000 for leasehold improvements partially offset by a recovery of $36,000 due to the changes in the assumptions related to severance of employees in our New Hampshire facility.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense and changes in fair value of warrant liabilities. Interest income consists primarily of interest earned on cash and cash equivalents and was $31,000 and $69,000 for the three months ended September 30, 2007 and 2006, respectively, and $79,000 and $156,000 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in interest income related to lower cash and cash equivalents balances in the three and nine months ended September 30, 2007 compared to the same periods in 2006. Interest expense relates primarily to our loan payable and was $575,000 and $18,000 for the three months ended September 30, 2007 and 2006, respectively, and $727,000 and $280,000 for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense related to higher average borrowings against the loan payable in the three and nine months ended September 30, 2007 compared to the same periods in 2006 and a loan fee included in 2007. Interest and other income (expense), net also consists of changes in the fair value of warrant liabilities of approximately $774,000 for the nine months ended September 30, 2006.

Provision for Income Taxes

We have incurred net losses on a consolidated basis for all periods from inception through September 30, 2007, with the exception of the second and third quarters of 2006. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. During the three and nine months ended September 30, 2007 and 2006, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $32,000 and $53,000 for the three months ended September 30, 2007 and 2006, respectively, and approximately $133,000 and $129,000 for the nine months ended September 30, 2007 and 2006, respectively, in those foreign jurisdictions.

Liquidity and Capital Resources

As of September 30, 2007, we had $1.4 million in cash and cash equivalents, compared to $5.7 million in cash and cash equivalents at December 31, 2006. As of September 30, 2007, we had negative working capital of $21.3 million, compared to negative working capital of $11.0 million as of December 31, 2006. As of September 30, 2007, our current liabilities included $15.8 million of deferred revenue (primarily reflecting payments received for future maintenance services to be provided to our customers).

History and Recent Trends

We have had negative cash flow from operating activities in each year since significant business operations began in 1997. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The rate of cash we have used in operations was $13.1 million in 2004, $16.3 million in 2005, $1.7 million in 2006 and $8.6 million in the first nine months of 2007. In 2003, 2004 and 2005, we implemented successive net workforce reductions of approximately 154, 30 and 56 employees, respectively. During 2006 and the first nine months in 2007, we had a net increase of 56 and 63 employees, respectively. Staffing is expected to change from time to time based upon a number of factors, including anticipated demand for our products and the balancing of roles between employees and contract staffing. We experienced negative cash flow from operations during 2006 and during the first nine months of 2007 due to continued net losses. During the nine month period ended September 30, 2007, our operating expenses have increased more rapidly than revenue largely as a result of our increased headcount hired to focus on increasing sales revenue. As a result, the cash used in our operations has increased. In addition, as of September 30, 2007, we had payment obligations under contractual commitments due over the next twelve months of $14.3 million which includes, among other items, loan payments on receivables based loans under our revolving credit line of $6.5 million to BridgeBank N.A. and payments of $2.0 million to the former members of eVergance. In the short term, we will need to raise funds to meet these short term commitments, and we will need to increase our revenues in order to meet our ongoing working capital and capital expenditure needs. Our cash collections during any quarter are driven primarily by the amount of invoices created for renewal maintenance, services delivered, and sales of new license and initial maintenance orders in the previous quarter. We cannot be certain that we will meet our revenue expectations in any given period.

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

Operating Cash Flow

For the nine month period ended September 30, 2007, we had negative cash flow from operating activities of $8.6 million. This negative cash flow included an $8.6 million net loss, a $1.7 million decrease in accounts payable and accrued liabilities, a $1.5 million decrease in accrued restructuring and a $688,000 decrease in deferred revenue, partially offset by non-cash charges of $2.2 million for stock-based compensation expense and $748,000 of depreciation. In comparison, for the nine month period ended September 30, 2006, our operating activities used $623,000 of cash and cash equivalents.

Investing Cash Flow

Our investing activities used $2.2 million the first nine months of 2007 which consisted primarily of the purchase of eVergance and property and equipment. Our investing activities used $627,000 of cash for the first nine months of 2006 which consisted primarily of the purchase of property and equipment.

Financing Cash Flow

Our financing activities provided $6.5 million of cash for the nine months ended September 30, 2007, which consisted primarily of $5.9 million of cash related to net borrowings under our bank loan payable, $1.3 million in proceeds from issuances of common stock resulting from exercises of stock options under our stock option plans, and borrowings of $71,000 on notes payable offset in part by the repayment of $840,000 on notes payable. For the first nine months of 2006, our financing activities used $395,000 of cash and cash equivalents.

Existence and Timing of Contractual Obligations

On November 30, 2005, we established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, we entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which we had access to a Loan Facility of $7.0 million (the “November Loan”). On March 30, 2006, we modified the Business Financing Agreement with Bridge to increase the additional advances for accounts receivable to $2.0 million and the overall November Loan to $8.0 million. On November 28, 2006, the Business Financing Agreement was modified to extend the expiration date to February 27, 2007.

We have since amended our agreement with Bridge most recently on February 27, 2007, whereby we entered into an Amended and Restated Loan and Security Agreement with Bridge under which we have access to a Loan Facility of $10.0 million (“February Loan”). The February Loan is a formula based revolving line of credit based on 80% of eligible receivables subject to two sub limits; a sub limit of $2.5 million that is available for stand-by letters of credit, settlement limits on foreign exchange contracts or cash management products and a maximum amount of $5.0 million available as a term loan. The total combined borrowing under the February Loan and sublimits cannot exceed $10.0 million. The February Loan is collateralized by all of our assets and expires February 27, 2009 at which time the entire balance under the formula based line of credit will be due. We have a twelve month period to draw down against the term loan, which is repaid over a 36 month period. Interest for the formula based revolving line of credit accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25% while interest for the term loan accrues at the WSJ’s Prime Lending Rate plus 1.75%. The February Loan contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If we are not in compliance with the covenants of the February Loan, Bridge Bank has the right to declare an event of default and all of the outstanding balances owed under the February Loan would become immediately due and payable.

On May 7, 2007, we entered into a Second Amendment to the February Loan with Bridge (the “Second Amendment”), in which Bridge waived our compliance with certain financial ratios for any period prior to the month and quarter ending June 30, 2007 and consented to our acquisition of eVergance. The terms of the Second Amendment limit our maximum borrowing under the February Loan to $5 million until we have met certain restrictive covenants for two consecutive quarters.

On June 14, 2007, we entered into a Third Amendment to the February Loan (the “Third Amendment”) that provided for additional loans to us in the amount of $1.5 million, all of which were advanced on June 14, 2007, to fund mergers and acquisitions activities and pay acquisition related expenses. The Third Amendment also provides for an additional $500,000 of such loans to be available to us under certain circumstances. These loans were required to be repaid on October 1, 2007, and bear interest at the lender’s prime rate plus 1.75%. In addition, the Third Amendment provides for Bridge to make equipment advances to us from time to time to finance capital expenditures, in an aggregate amount of up to $1 million (subject to increase to $2 million under certain circumstances). These equipment advances will bear interest at the lender’s prime rate plus 1.25%, subject to reduction under certain circumstances, and are required to be repaid in 33 monthly installments beginning on March 31, 2008. The Third Amendment also modified the financial covenants set forth in the February Loan, provided for the payment of certain fees to Bridge, and limited the total amount of loans under the February Loan to $10 million (excluding equipment advances).

On August 21, 2007, we entered into a Loan and Security Modification Agreement to the February Loan that provided a one-time waiver for out-of-compliance conditions with certain financial covenants that existed for the period ended June 30, 2007.

On October 3, 2007, we entered into a Loan and Security Modification Agreement to the February Loan (the “October 3rd Modification”) which provided a one-time waiver for of out-of-compliance conditions with certain financial covenants that existed for the period ended July 31, 2007. In addition, the October 3rd Modification extended the due date for the repayment of loans related to mergers and acquisitions until November 30, 2007. Maturity of the other loans remains the same as agreed in the February Loan as described above. The October 3rd Modification also provided that in lieu of compliance with certain financial covenants the Company may sell its equity securities in an underwritten offering pursuant to a registration statement filed under the Securities Act of 1933 and provided for the payment of certain fees to Bridge.

The combined borrowing under all facilities and sub limits may not exceed $10.0 million. As of September 30, 2007, we had $6.5 million outstanding borrowings from Bridge.

Our future payments due under debt and lease obligations and other contractual commitments as of September 30, 2007 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Loan payable (1)	$6,476	$6,476	$—	$—	$—
Notes payable	2,302	2,187	115	—	—
Non-cancelable operating lease obligation (2)	13,110	4,858	8,042	210	—
Less: Sublease income (3)	(4,381)	(1,333)	(3,048)	—	—
Other contractual obligations (4)	2,916	2,150	516	250	—

Total	$20,423	$14,338	$5,625	$460	$—

(1)	Includes receivables based loans under our revolving credit which matures in 2009 but which may be payable sooner if we experience a decrease in receivables.

(2)	Includes leases for properties included in the restructuring liability.

(3)	Includes only subleases that are under contract as of September 30, 2007, and excludes future estimated sublease income for agreements not yet signed.

(4)	Represents payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, capital leases, consulting services, engineering services, and sales events.

Outlook

Based on our current 2007 and 2008 revenue expectations, and anticipated financing transaction, we expect our cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs through September 30, 2008. Our operating expenses have increased more rapidly than revenue in recent periods, largely as a result of our increased headcount hired to focus on our goal of increasing sales revenue. As a result, the cash used in our operations has increased. As of September 30, 2007, we have payment obligations for contractual commitments due over the next twelve months of $14.3 million which includes, among other items, loan payments on receivables based loans under our revolving credit line of $6.5 million to BridgeBank N.A. and payments of $2.0 million to the former members of eVergance. In the short term, we will need to raise funds to meet these short term commitments and we will need to increase our revenues in order to meet our ongoing working capital and capital expenditure needs. However, if we do not experience anticipated demand for our products, we will need to further reduce costs, or issue additional equity securities or borrow money to meet our cash requirements. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. In addition, rising interest rates may impede our ability to borrow additional funds as well as maintain our current debt arrangements. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including assumptions regarding anticipated increases in our revenue, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

Risks Related to Our Business and Industry

We have a history of losses and may not be able to generate sufficient revenue to achieve and maintain profitability and positive cash flow from operations.

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses every year. As of September 30, 2007, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our stockholders’ deficit at September 30, 2007 was $5.6 million. We continue to commit a substantial investment of resources to sales, product marketing, and developing new products and enhancements, and we will need to increase our revenue to achieve profitability and positive cash flows. For the nine months ended September 30, 2007, operating expenses have increased more rapidly than revenue largely as a result of our increased headcount hired to focus on generating increased sales revenue. As a result, the cash used in our operations has increased. As of September 30, 2007, we have payments for contractual commitments due over the next twelve months of $14.3 million which includes, among other items, loan payments on receivables based loans under our revolving credit line of $6.5 million to BridgeBank N.A. and payments of $2.0 million to the former members of eVergance. In the short term, we will need to raise funds to meet these short term commitments and we will need to increase our revenues in order to meet our ongoing working capital and capital expenditure needs. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenue has been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that, even if sales of our products and services grow, we may continue to experience losses, which may cause the price of our stock to decline.

The relatively large size of many of our expected license transactions could contribute to our failure to meet expected sales in any given quarter and could materially harm our operating results if they are not closed in the expected time frame, are lost to a competitor or come in smaller than expected.

Our revenues and results of operations may fluctuate as a result of a variety of factors. Our revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions is generally large relative to our total revenue in any quarter, particularly as we have focused on larger enterprise customers, on licensing our more comprehensive integrated products, and have involved systems integrators or “SIs” in our sales process. If sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. Fluctuations in our results of operations may be due to a number of additional factors, including, but not limited to, our ability to retain and increase our customer base, changes in our pricing policies or those of our competitors, the timing and success of new product introductions by us or our competitors, the sales cycle for our products, our fixed expenses, the purchasing and budgeting cycles of our clients, and general economic, industry and marketing conditions.

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

Furthermore, we rely to a significant extent on SIs to identify, influence, and manage large transactions with customers, and we expect this trend to continue as our industry consolidates. Selling our products in conjunction with our SIs who incorporate our products into their offerings can involve a particularly long and unpredictable sales cycle, as it typically takes more time for the prospective customer to evaluate proposals from multiple vendors. In addition, when SIs propose the use of our products to their customers, it is typically part of a larger project, which can require additional levels of customer approvals. We have little or no control over the sales cycle of an integrator-led transaction or our customers’ budgetary constraints and internal decision-making and acceptance processes.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $1.4 million at September 30, 2007. It is possible that our cash position could decrease over the next few quarters and some customers could become increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

We rely on marketing and technology relationships with a variety of companies, including SIs and consulting firms that, among other things, generate leads for the sale of our products and provide our customers with implementation and ongoing support. If we cannot maintain successful marketing and technology relationships or if we fail to enter into additional such relationships, we could have difficulty expanding the sales of our products and our growth might be limited.

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

One customer, IBM who resells our software to its customers, accounted for 5% of revenue for the nine months ended September 30, 2007 and 9%, 11% and 11% of our revenue in 2006, 2005 and 2004 respectively. Given that we derive a significant portion of our license and services revenues from IBM, the loss of this customer could cause a decrease in revenues and operating results. Furthermore, if we lose major customers, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, and our failure to obtain new significant customers or additional orders from existing customers could materially affect our operating results.

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

We reduced our employee headcount in 2005 from a total of 181 as of December 31, 2004 to 125 as of December 31, 2005 and then increased to 181 as of December 31, 2006 and to 231 as of September 30, 2007. The majority of the 2005 reduction was the result of our decision to shift a significant portion of our software programming, quality assurance and technical documentation activities to international development partners in early 2003, a strategy we have since reversed through our “back-shoring” process. We reduced the size of our research and development department from 34 employees as of December 31, 2004, to 30 employees as of December 31, 2005 and then increased to 37 as of December 31, 2006 and to 54 as of September 30, 2007. In addition, we reduced the level of our expenditures on outsourced development in 2005, and, in December 2005, we consolidated a significant portion of our research and development operations into one location in Menlo Park, California to optimize our research and development processes and decrease overall operating expenses. As a result, we terminated the employment of 15 employees based in our New Hampshire office. The changes in our research and development headcount and the reductions in our outsourced development capacity may limit our ability to release products within expected timeframes. For example, many of the employees who were terminated in headcount reductions possessed specific knowledge or expertise that may prove to have been important to our operation, and which was not replaced in our more recent headcount increases. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. Our termination of two outsourcing arrangements in early 2005 may further reduce our ability to respond to development challenges and to introduce new products in expected timeframes.

If our cost reduction and restructuring efforts are ineffective, our revenues and profitability may be hurt.

In July 2007, we undertook various cost reduction and restructuring activities. The restructuring charges were approximately $248,000; however, if we incur additional restructuring-related charges, our financial condition and results of operations may suffer. In addition, the cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges.

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

Our management, with the oversight of the Audit Committee has begun to address this material weakness related to our stock-based compensation and is committed to effective remediation of this deficiency as expeditiously as possible. We have implemented a procedure to review the stock option reports on a quarterly basis to assure that only current employee options that are expected to vest are included in the employee stock-based compensation expense for the period. Our material weakness will not be considered remediated until new internal controls are developed and implemented throughout the Company, are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

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

Our common stock was delisted from The NASDAQ Global Market and is currently quoted on the OTCBB.

Our common stock was delisted from The NASDAQ Global Market (formerly The NASDAQ National Market) effective at the opening of business on October 17, 2005. From October 17, 2005 to December 4, 2006, our common stock was quoted on the “Pink Sheets” and as of December 5, 2006, our common stock has been quoted on the Over the Counter Bulletin Board (“OTCBB”). Quotation of our common stock on the OTCBB will likely reduce the liquidity of our securities, could cause investors not to trade in our securities, result in a lower stock price and could have an adverse effect on the Company. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on The NASDAQ Stock Market. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital.

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

Since becoming a publicly traded security listed on The NASDAQ Global Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.65 per share. On October 17, 2005, our common stock was delisted from The NASDAQ Global Market due to the failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 with the SEC. Our common stock is currently quoted on the OTCBB. The last reported sale price of our shares on November 2, 2007 was $3.20 per share.

Our pending patents may never be issued and, even if issued, may provide little protection.

Our success and ability to compete depend upon the protection of our software and other proprietary technology rights. We currently have five issued U.S. patents, three of which expire in 2018 and two of which expire in 2020, and multiple U.S. patent applications pending relating to our software. None of our technology is patented outside of the United States. It is possible that:

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 22% and 27% of our total revenues for the three and nine months ended September 30, 2007, respectively, compared to 43% and 31% of our total revenues for the three and nine months ended September 30, 2006 respectively. We have established offices in the United States, Europe, Japan, and Hong Kong. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and SIs. International operations are subject to many inherent risks, including:

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

Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs. We are preparing for new accounting disclosures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). In particular, we are preparing to provide, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, an Annual Report on our internal control over financial reporting and auditors’ attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act. Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs. Also, there can be no assurance that we will be able to fully comply with these new laws and regulations. Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

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

The imposition of new sales or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products and services. Federal legislation that limits the imposition of state and local taxes on Internet-related sales will expire on November 1, 2014. Congress may choose to modify this legislation or to allow it to expire, in which case state and local governments would be free to impose taxes on electronically purchased goods. We believe that most companies that sell products over the Internet do not currently collect sales or other taxes on shipments of their products into states or foreign countries where they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce within their jurisdiction. A successful assertion by one or more states or foreign countries that companies that engage in e-commerce within their jurisdiction should collect sales or other taxes on the sale of their products over the Internet, even though not physically in the state or country, could indirectly reduce demand for our products.

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

We develop products in the United States and sell these products in North America, Europe, Asia, and Australia. In the nine months ended September 30, 2007 and the year ended December 31, 2006, revenues from customers outside of the United States approximated 27% and 32%, respectively, of total revenues. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2007, we do not believe that a hypothetical 10% change in foreign currency rates would have a material adverse affect on our financial position or results of operations. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including our company, to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures as of the end of the period covered by this report and found that they were not effective as a result of the material weakness described below.

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

Material Weakness and Corrective Action Plans

During the 2006 year-end close, we identified and reported a material weakness in our internal control over financial reporting related to stock-based compensation. This material weakness related to our failure to complete a proper analysis of historical stock option vesting data within our system, which resulted in a net overstatement of our stock-based compensation during the interim reporting periods for fiscal year 2006. Due to this material weakness, quarterly results of operations have been restated, as provided in Note 14 of the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2006. We are unable to conclude that our disclosure controls and procedures were effective as of September 30, 2007.

Our management, with the oversight of the Audit Committee, has begun to address this material weakness related to stock-based compensation and is committed to effective remediation as expeditiously as possible. Our management has implemented a procedure to review the stock option reports on a quarterly basis to assure that only current employee options that are expected to vest are included in the employee stock-based compensation expense for such period. This material weakness will not be considered remediated until new internal controls are developed and implemented throughout the Company, are operational for a period of time and are tested, and our management concludes that these internal controls are operating effectively.

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

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC and Wit Soundview Capital Corp., the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the U. S. District Court for the Southern District of New York. The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s common stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers to avoid the cost and distraction of continued litigation. The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. The parties had agreed upon a July 31, 2007 deadline for plaintiffs to file an amended complaint, and a September 27, 2007 deadline for filing a motion for class certification. On July 30, 2007, the plaintiffs requested and the District Court approved an extension, and the plaintiffs filed an amended complaint on August 14, 2007. On November 9, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim. The Company believes it has meritorious defenses to these claims and intends to defend against this action vigorously.

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

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, consolidated balance sheets and cash flows due to defense costs, diversion of management resources and other factors.

ITEM 1A.	RISK FACTORS.

Information regarding the Company’s risk factors appears in “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in “Part I.—Item 1A. Risk Factors” on our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than the material changes set forth below:

•

We have added our entry into a definitive agreement with eVergance in May 2007 to the risk factor entitled “If we acquire companies, products, or technologies, we may face risks associated with those acquisitions.” This amended risk factor is provided in “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

•

We have added a risk factor entitled “If our cost reduction and restructuring efforts are ineffective, our revenues and profitability may be hurt.” This amended risk factor is provided in “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.”

•

We have deleted the risk factor entitled “We face additional risks and costs as a result of the delayed filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2005, and March 31, 2006, and our Annual Reports on Form 10-K for the years ended December 31, 2005 and 2004.”

•

We have amended the risk factor entitled “Our independent registered public accounting firm has identified material weaknesses in our internal controls that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.” This amended risk factor is provided in “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

•

We have amended our risk factor entitled “We have a history of losses and may not be able to generate sufficient revenue to achieve and maintain profitability and positive cash flow from operations.” This amended risk factor is provided in “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2007 Annual Meeting of Stockholders was held on July 26, 2007 at our headquarters, 181 Constitution Drive, Menlo Park, California. At the meeting, our stockholders voted on the three proposals described below. One Class I board nominee was elected under Proposal 1; three Class II board nominees were elected under Proposals 2; and Proposal 3 to ratify the selection of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for fiscal year 2007 was approved.

Proposal 1: To elect one Class I director to the Board to hold office until the 2009 Annual Meeting of Stockholders and until her successor is elected and qualified or until her earlier resignation or removal was approved by our stockholders. The nominee received the following votes:

Nominee	For	Withheld
Stephanie Vinella	27,215,988	191,782

Proposal 2: To elect three Class II directors to the Board to hold office until the 2010 Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal was approved by our stockholders. The nominees received the following votes:

Nominees	For	Withheld
Jerry R. Batt	27,218,083	192,040
William T. Clifford	27,218,083	192,040
Michael J. Shannahan	27,218,083	192,040

Proposal 3: To ratify the selection of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for fiscal year 2007 was approved by our stockholders. This proposal received the following votes:

For	27,356,684
Against	80,785
Abstain	60,353

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2007

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