Form 10-K
period 2007-12-31
KANA SOFTWARE INC
filed 2008-03-17
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $93,546,679 based upon the closing sales price of the Registrant’s Common Stock as reported on the Over the Counter Bulletin Board of $3.10.

At February 29, 2008 the Registrant had outstanding approximately 41,062,724 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

Kana Software, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2007

PART I

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1A “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.	BUSINESS.

Overview

Kana Software, Inc. (the “Company” or “KANA”) offers an innovative approach to customer service with cost-effective solutions that enhance the quality of multi-channel customer interactions. Built on open standards for a high degree of adaptability and integration, KANA solutions intelligently automate the processes needed to successfully serve our clients’ customers, so that our clients can deliver higher value service at lower cost, increasing customer retention and loyalty. We provide an integrated solution which enables organizations to deliver consistent, managed service across all channels, including e-mail, chat, call centers and Web self-service, ensuring a consistent service experience across communication channels. We are headquartered in Menlo Park, California, with offices in Japan and throughout the United States and Europe.

We were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. References in this Annual Report on Form 10-K to “we,” “our” and “us” collectively refer to KANA, our predecessor and our subsidiaries and their predecessors. Our principal executive offices are located at 181 Constitution Drive, Menlo Park, California 94025 and our telephone number is (650) 614-8300. Our Internet website is located at http://www.kana.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). All such filings are also available at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-(800)-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC which can be found at http://www.sec.gov.

Our Strategy

Deliver world-class products & solutions that focus on improving customer loyalty and retention, increasing corporate revenue and reducing the cost to provide customer service. We believe that a significant percentage of an enterprise’s cost of providing service to its customers resides in efficiently and effectively answering individual customer questions and problems, or cases. These cases must be received, routed, tracked and resolved by customer service agents. While many enterprises possess technology capable of routing and tracking cases, the actual resolution of customer issues is largely unautomated, and therefore is particularly costly. Our knowledge-powered customer service solutions focus on automating the service experience across multiple channels. The majority of our license revenues are for applications that are used by our customers’ agents (Assisted Service), or directly by their customers (Web Self-Service), empowering them with knowledge and information to resolve their issues.

Partner with the world’s leading systems integrators. Our strategy is to focus our efforts on the sale of software and support and to enter into strategic relationships with leading systems integrators in order to provide our customers with a wide range of implementation, systems integration and consulting services. Our professional services organization was augmented in 2007 by our acquisition of eVergance Partners LLC (“eVergance”), a consulting and services firm that provides our systems integrator partners with additional resources and subject matter expertise on our applications. Our customers can benefit from these systems integrators’ deep expertise of our products, as well as their industry knowledge and proven integration success. In addition, these systems integrators employ larger sales forces than we do, and we generally coordinate our sales efforts with them.

Deliver industry-specific applications. Some industries, such as banking, telecommunications and healthcare, have exceptionally high volumes of customer interactions, and providing consistent and accurate feedback to customers of companies in these industries has become increasingly difficult as the products and offerings of such companies have become increasingly complicated. We continue to expand our portfolio of applications through our professional services and systems integrator relationships.

Products

We provide a suite of customer service software. Around the world, our multi-channel customer service solutions are helping global 2000 companies provide more intelligent, effective interactions with customers, helping them build loyal and lasting customer relationships while reducing costs in the contact center.

Our suite of multi-channel solutions is built on open standards for a high degree of adaptability and flexibility. Our solutions provide a critical link between call centers and transactional back end systems, allowing organizations to have effective, efficient interactions with customers across points of contact (including Web, telephone and e-mail) and throughout the enterprise. We employ robust reporting tools across our entire product family to allow companies to continually analyze and improve their customer and partner relationships. These features enable global 2000 companies and other enterprises to reduce the cost of information access for their employees, customers and partners while creating profitable customer relationships.

Our customers can deploy our multi-channel solutions as a complete suite or as separate applications. Our solutions include the following products:

•

KANA IQ—Bringing together a self-service application for customers along with an assisted-service solution for contact center agents, KANA IQ is a sophisticated knowledge base that enables customers and agents alike to quickly and accurately locate the information they need.

•

KANA Response—KANA Response is a high-performance e-mail management system that enables agent-assisted service with fast, high-volume, intelligent, automated e-mail, Web and instant messaging request management.

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

•

KANA Contact Center—KANA Contact Center is a multi-channel customer service application for contact centers that provides request management, solution publishing, self-service capabilities and extranet workflow.

Our applications are designed to easily integrate with other enterprise software and legacy systems. They can be installed on systems running Solaris, AIX, Linux or Windows operating systems, and provide customers with capabilities for personalization, customer profile management, inquiry management, universal business rules, knowledge management and extranet workflow. They can be linked with customers’ legacy systems allowing customers to design their systems to preserve previous investments. Our service oriented architecture uses data modeling to make data located in external systems available in our application without requiring the data to be moved or replicated. Our applications are built on a single Web-architected platform, which we refer to as our Enterprise Application Framework. This service-oriented framework provides our customers with full access to our applications using a standard Web browser and without requiring them to install additional software on their individual computers. We also offer our applications on a hosted basis, through our Enterprise OnDemand service offering where we offer our solutions in a managed service environment. The Enterprise OnDemand service offering delivers enterprise-class security, reliability and performance needed for high-volume customer service operations.

Alliances

We enter into strategic relationships with leading systems integrators that have developed significant expertise with our Web-architected applications and are able to provide customers with a wide range of consulting, implementation and systems integration services. In addition, many of these systems integrators act as resellers for our products, and we rely on them for assistance in driving our sales efforts. We believe that support for our products by these systems integrators is increasingly important in influencing new customers’ decisions to license our products. Our systems integrator partners include Accenture and International Business Machines (“IBM”) Business Consulting Services. These systems integrators have been integral to our success in selling our products to large-organizations such as Best Buy, Cummins, Dell Computer Corp., eBay, Highmark, O2, Sprint, Wachovia and Yahoo!.

Services and Support

Customer Support. Our customer support group uses our own applications to provide multi-channel global support for our customers and partners, including phone and e-mail support and soon will be releasing self-service support solutions via our KANA Customer and KANA Partner customer support portals.

Professional Services. Our worldwide consulting and education services group provides business and technical expertise to support our customers and alliance partners. Our consulting services group works closely with our customers to address the people and process areas common to every enterprise deployment along with systems integrators during implementations to lend technical experience and functional product expertise and to assist the systems integrators in providing our customers with high-quality, successful, enterprise-wide implementations. Education services provide a full set of training programs and materials for our customers and partners, including a comprehensive set of courses for end users, business consultants and developers, which are available through instructor-led, Web-based and on-site classes.

Each of our service groups provides up-to-date information to our customers and partners through quarterly newsletters, as well as real time updates to our customer and partner facing knowledge base.

Sales

Our sales strategy is to focus on global 2000 companies through our direct sales force with a named account strategy. We have focused sales teams on three targeted verticals—financial services, communications and federal government—as well as commercial sales teams that cover named accounts within geographical territories. We maintain direct sales personnel across the United States and internationally in the United Kingdom, Ireland, Continental Europe, Asia Pacific, Japan and Canada. Our Inside Sales Organization focuses on a departmental strategy within the global 2000 non-named accounts and the high end of the mid-market. We also have an international sales group that works with our existing customers to renew their maintenance.

Customers

Our customers range from global 2000 companies to growing companies pursuing an e-business strategy. The following is a list of customers that we believe are representative of our overall customer base:

Financial Services	Communications
Ameritrade	AT&T
Axa	BellCanada
Bank of America	BellSouth
Bank Leumi	Carphone Warehouse
Capital One	Comcast
Citizens Bank	Eircom
Citigroup	Hutchison 3G
Create Services (Lloyds TSB)	O2
ING Postbank	Sprint
JP Morgan Chase	Telenet
Prudential	Telenor
PricewaterhouseCoopers	Telekom Austria
Sumitomo Mitsui Card Company	Telstra
TD Waterhouse	Time Warner Cable
Wachovia	TracFone Wireless, Inc.
Washington Mutual	Verizon Communications
Wells Fargo	Verizon Wireless
Wanadoo Nederland B.V.

Health Care	Government/Education
Aetna	Open University
Allergan	State of California
Blue Cross Blue Shield Minnesota	State of Ohio
Cigna	Her Majesty Revenues & Customs (HMRC)
Highmark	United States Postal Services
Kaiser Permanente
Optima Health
United Health Group
Virgin Life Care

High Technology	Transportation/Hospitality
Amadeus	America West Airlines
Capgemini	Best Western International
Dell Computer Corp.	British Airways
Earthlink	Delta Airlines
eBay	Disney
Hewlett-Packard	Icelandic Air
Jet Blue Airways

High Technology	Transportation/Hospitality
IBM	KLM
LinkedIn	Northwest Airlines
Malam Information Technologies	Priceline.com
NEC	Starwood Hotels
Palm	Travelocity
Siemens
Texas Instruments
Yahoo!

Manufacturing/Consumer Goods	Retail
Canon	1-800-Flowers
Creative Labs	Avon.com
Cummins	Barnes & Noble.com
Daimler-Chrysler	Best Buy
Nissan	eBay
Polycom	Home Depot
Taylor Made	Staples.com
Xerox	Target
The Gap
Tiffany & Company

No customer accounted for 10% or more of our total revenues in 2007. A portion of our license and services revenues in any given quarter has been, and we expect will continue to be, generated from a limited number of customers. We consider ourselves to be in a single industry segment—specifically, the licensing and support of our software applications. Revenue classification is based upon customer location. See Note 12 to the Consolidated Financial Statements in Item 8 for geographic information on revenues for the years ended December 31, 2007, 2006, and 2005.

Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development. We began to significantly reduce the scope of our outsourced development activities in early 2005 to better align our costs with our revenues. In 2006, we began to move all product development back on-shore to our offices in Menlo Park, California and Manchester, New Hampshire. This redeployment reduced our cost and dependency on outside firms. In early January 2007, we completed the back-shoring of our development environment.

Our success significantly depends on our ability to enhance our existing customer service solutions and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of our existing and prospective customers. The challenges of developing new products and enhancements require us to commit a substantial amount of resources. We might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead existing and potential customers to choose a competitor’s products.

Our research and development expenses were $12.7 million, $10.8 million and $13.2 million in 2007, 2006 and 2005, respectively.

Competition

The market for our products and services is intensely competitive, evolving and subject to rapid technological change. We currently face competition for our products from software designed by our customers’ in-house development teams and by third parties. We expect these competing software applications to continue to be a major source of competition for the foreseeable future. Our primary competitors for customer relationship management (“CRM”) software platforms are larger, more established companies such as Oracle. We also face competition from Chordiant Software, ATG, Amdocs, Consona, Talisma, eGain, RightNow, Instranet, Inquira and Pegasystems with respect to several specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, especially knowledge-powered products.

We believe that the principal competitive factors affecting our industry include having a significant base of customers recommending our products, the breadth and depth of a given solution, product cost, product quality and performance, customer service, product scalability and reliability, product features, ability to implement solutions and perception of financial position. We believe that our products currently compete favorably with respect to many of these factors, and, in particular, that our Web-based architecture provides us with a competitive advantage because it allows for greater product scalability and rapid implementation. However, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources, and who may, for example, be able to add features or functionality to their competing products more quickly or decide to sell their products to their existing customer bases for other products.

Seasonality

Our business is influenced by seasonal trends, largely due to customer buying patterns. These trends may include higher license revenues in the fourth quarter as many customers complete annual budgetary cycles and lower license revenues in the first quarter and summer months when many of our prospects and customers experience lower sales. Our professional services are negatively impacted in the fourth quarter due to the holiday season, in which fewer billable hours are available for our consultants. In addition, our international operations experience a slow down in the summer months.

Intellectual Property

We rely upon a combination of patent, copyright, trade secret and trademark laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have five issued U.S. patents, three of which expire in 2018 and two of which expire in 2020, and a number of U.S. patent applications pending. We have also filed international patent applications corresponding to some of our U.S. applications. In addition, we have several trademarks that are registered or pending registration in the U.S. and abroad. Although we rely on patent, copyright, trade secret and trademark laws to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position.

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

Backlog

As of December 31, 2007 and 2006, we had $20.1 million and $18.7 million, respectively, in backlog, which relates to firm orders, with $419,000 and $523,000, respectively, not expected to be recognized within one year due to the timing of obligations in the underlying agreements. The majority of these firm orders relates to annual support contracts, and was invoiced and recorded as deferred revenue as of December 31, 2007 and 2006.

Employees

As of December 31, 2007, we had 225 full-time employees, compared to 181 full-time employees as of December 31, 2006. Of the 225 employees at December 31, 2007, 68 were in our services and support group, 63 were in sales and marketing, 53 were in research and development and 41 were in finance, legal, information technology (“IT”) and administration.

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

Risks Related to Our Business and Industry

We have a history of losses and may not be able to generate sufficient revenues to achieve and maintain profitability.

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses every year. As of December 31, 2007, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our stockholders’ equity at December 31, 2007 was $4.4 million. We continue to commit a substantial investment of resources to sales, product marketing and developing new products and enhancements, and we will need to increase our revenues to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenues have been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that, even if sales of our products and services grow, we may continue to experience losses, which may cause the price of our stock to decline.

The relatively large size of many of our expected license transactions could contribute to our failure to meet expected sales in any given quarter and could materially harm our operating results.

Our revenues and results of operations may fluctuate as a result of a variety of factors. Our revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions is generally large relative to our total revenues in any quarter, particularly as we have focused on larger enterprise customers, on licensing our more comprehensive integrated products, and have involved systems integrators in our sales process. If sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. Fluctuations in our results of operations may be due to a number of additional factors, including, but not limited to, our ability to retain and increase our customer base, changes in our pricing policies or those of our competitors, the timing and success of new product introductions by us or our competitors, the sales cycle for our products, our fixed expenses, the purchasing and budgeting cycles of our clients, and general economic, industry and marketing conditions.

This dependence on large orders makes our revenues and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. In recent periods, we have experienced increases in the length of a typical sales cycle. This trend may add to the uncertainty of our future operating results and reduce our ability to anticipate our future revenues. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. In part as a result of this aspect of our business, our quarterly revenues and operating results may fluctuate in future periods and we may fail to meet the expectations of investors and public market analysts, which could cause the price of our common stock to decline.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle and we rely on systems integrators for sales.

The long sales cycle for our products may cause license revenues and operating results to vary significantly from period to period. To date, the sales cycle for most of our product sales has taken anywhere from 6 to 9 months. Our sales cycle typically requires pre-purchase evaluation by a significant number of individuals within our customers’ organizations. Along with third parties that often jointly market our software with us, we invest significant amount of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products.

Furthermore, we rely to a significant extent on systems integrators to identify, influence and manage large transactions with customers, and we expect this trend to continue as our industry consolidates. Selling our products in conjunction with our systems integrators who incorporate our products into their offerings can involve a particularly long and unpredictable sales cycle, as it typically takes more time for the prospective customer to evaluate proposals from multiple vendors. In addition, when systems integrators propose the use of our products to their customers, it is typically part of a larger project, which can require additional levels of customer approvals. We have little or no control over the sales cycle of an integrator-led transaction or our customers’ budgetary constraints and internal decision-making and acceptance processes.

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

We have made customer service solutions our main focus and, have allocated a significant portion of our research and development and marketing resources to the development and promotion of such products. If these products are not accepted by potential customers, our business would be materially adversely affected. For our current business model to succeed, we believe that we will need to convince new and existing customers of the merits of purchasing our customer service solutions over traditional CRM solutions and competitors’ customer service solutions. Many of these customers have previously invested substantial resources in adopting and implementing their existing CRM products, whether such products are ours or are those of our competitors. We may be unable to convince customers and potential customers the benefits of purchasing substantial new software packages that provide our specific customer service capabilities. If our strategy of offering customer service solutions fails, we may not be able to sell sufficient quantities of our product offerings to generate significant license revenues, and our business could be harmed.

Our expenses are generally fixed and we will not be able to reduce these expenses quickly if we fail to meet our revenue expectations.

Most of our expenses, such as employee compensation, are relatively fixed in the short term. Other expenses like leases are fixed and are more long term. Moreover, our forecast is based, in part, upon our expectations regarding future revenue levels. As a result, in any particular quarter our total revenues can be below expectation and we could not proportionately reduce operating expenses for that quarter. Accordingly, such a revenue shortfall would have a disproportionate negative effect on our expected operating results for that quarter.

If we fail to generate sufficient revenues to support our business and require additional financing, failure to obtain such financing would affect our ability to maintain our operations and to grow our business, and the terms of any financing we obtain may impair the rights of our existing stockholders.

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $4.3 million at December 31, 2007, and as of such date, had contractual commitments of $6.6 million in 2008. It is possible that our cash position could decrease over the next few quarters and some customers could become increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

Our business model generally depends on the sale of our products to new customers as well as on expanded use of our products within our customers’ organizations. If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These customers may not purchase additional licenses to expand their use of our products. If these customers do not successfully develop and deploy initial applications based on our products, they may choose not to purchase deployment licenses or additional development licenses. In addition, as we introduce new versions of our products, new product lines or new product features, our current customers might not require the additional functionality we offer and might not ultimately license these products. Furthermore, because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenues would negatively affect our future services revenue. Also, if customers elect not to renew their support agreements, our services revenue could decline significantly. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenues would decline. Additionally, a substantial percentage of our sales come from repeat customers. If a significant existing customer or a group of existing customers decide not to repeat business with us, our revenues would decline and our business would be harmed.

We face substantial competition and may not be able to compete effectively.

The market for our products and services is intensely competitive, evolving, and subject to rapid technological change. From time to time, our competitors reduce the prices of their products and services (substantially in certain cases) to obtain new customers. Competitive pressures could make it difficult for us to acquire and retain customers and could require us to reduce the price of our products. Any such changes would likely reduce margins and could adversely affect operating results.

Our customers’ requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. Changes in our products may also make it more difficult for our sales force to sell effectively. In addition, changes in customers’ demand for the specific products, product features and services of other companies may result in our products becoming uncompetitive. We expect the intensity of competition to increase in the future. Furthermore, we could lose market share if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. We may not be able to compete successfully against current and future competitors, and competitive pressures may seriously harm our business.

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition with our products from systems designed in-house and by our competitors. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for electronic CRM platforms are larger, more established companies such as Oracle. We also face competition from Chordiant Software, ATG, Amdocs, Consona, Talisma, eGain, RightNow, Instranet, Inquira and Pegasystems with respect to specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise. As we have combined and enhanced our product lines to offer a more comprehensive software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

We rely on marketing and technology relationships with a variety of companies, including systems integrators and consulting firms that, among other things, generate leads for the sale of our products and provide our customers with implementation and ongoing support. If we cannot maintain successful marketing and technology relationships or if we fail to enter into such additional relationships, we could have difficulty expanding the sales of our products and our growth might be limited.

A portion of our revenues depends on leads generated by systems integrators and their recommendations of our products. If systems integrators do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on systems integrators to implement our products, and if systems integrators are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue increasing our leverage of systems integrators as indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will remain high. Our reliance on third parties for these functions has reduced our control over such activities and reduced our ability to perform such functions internally. If we come to rely primarily on a single systems integrator that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to provide implementation services related to our products, we may not be able to internally generate sufficient revenues or increase the revenues generated by our other systems integrator relationships to offset the resulting lost revenues. Furthermore, systems integrators typically suggest our solution in combination with other products and services, some of which may compete with our solution. Systems integrators are not required to promote any fixed quantities of our products, are not bound to promote our products exclusively and may act as indirect sales channels for our competitors. If systems integrators choose not to promote our products or if they develop, market or recommend software applications that compete with our products, our business will be harmed.

In addition to relying on systems integrators to recommend our products, we also rely on systems integrators and other third-party resellers to install and support our products. If the companies providing these services fail to implement our products successfully for our customers, the customer may be unable to complete implementation on the schedule that it had anticipated and we may have increased customer dissatisfaction or difficulty making future sales as a result. We might not be able to maintain our relationships with systems integrators and other indirect sales channel partners and enter into additional relationships that will provide timely and cost-effective customer support and service. If we cannot maintain successful relationships with our indirect sales channel partners, we might have difficulty expanding the sales of our products and our growth could be limited. In addition, if such third parties do not provide the support our customers need, we may be required to hire subcontractors to provide these professional services. Increased use of subcontractors would harm our margins because it costs us more to hire subcontractors to perform these services than it would to provide the services ourselves.

Because certain customers account for a substantial portion of our revenues, the loss of a significant customer could cause a substantial decline in our revenues.

One customer, IBM, who resells our software to its customers, accounted for 11% of our revenues in 2005, and less than 10% of our revenues in 2006 and 2007. Given that we derive a portion of our license and services revenues from IBM, the loss of this customer could cause a decrease in revenues and operating results. Furthermore, if we lose major customers, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, and our failure to obtain new significant customers or additional orders from existing customers could materially affect our operating results.

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

We increased our employee headcount from 125 as of December 31, 2005 to 181 as of December 31, 2006 and to 225 as of December 31, 2007. We increased the size of our research and development department from 30 employees as of December 31, 2005 to 37 as of December 31, 2006 and to 53 as of December 31, 2007. In

addition, we reduced the level of our expenditures on outsourced development in 2005, and, in December 2005, we consolidated a significant portion of our research and development operations into one location in Menlo Park, California to optimize our research and development processes and decrease overall operating expenses. The changes in our research and development headcount and the reductions in our outsourced development capacity may limit our ability to release products within expected timeframes. For example, many of the employees who were terminated in headcount reductions possessed specific knowledge or expertise that may prove to have been important to our operation, and which was not replaced in our more recent headcount increases. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

If our cost reduction and restructuring efforts are ineffective, our revenues and profitability may be hurt.

In July 2007, we undertook various cost reduction and restructuring activities. The expense related to our reduction in work force was approximately $240,000 and expense related to ceasing use of one of our offices was approximately $8,000. In September 2007, we agreed with the landlord of one of the facilities included in our restructuring accrual to surrender the remaining term of the lease in exchange for a lump sum cash payment. As a result of this agreement, we recorded additional restructuring expense of approximately $319,000. In addition, the cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges.

We may be unable to hire and retain the skilled personnel necessary to develop and grow our business.

We rely on the continued service of our senior management and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Given the concern over our long-term financial strength, we may not be successful in recruiting and integrating new personnel and retaining and motivating existing personnel, which could lead to increased turnover and reduce our ability to meet the needs of our current and future customers. Because our stock price declined drastically in recent years, and has not experienced any sustained recovery from the decline, stock-based compensation, including options to purchase our common stock, may have diminished the effectiveness as employee hiring and retention devices. If we are unable to retain qualified personnel, we could face disruptions to operations, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. If employee turnover increases, our ability to provide customer service and execute our strategy would be negatively affected.

For example, our ability to increase revenues in the future depends considerably upon our success in training and retaining effective direct sales personnel and the success of our direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. We have experienced significant turnover in our sales force including domestic senior sales management, and may experience further turnover in future periods. It generally takes a new salesperson nine or more months to become productive, and they may not be able to generate new sales. Our business will be harmed if we fail to retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated. Additionally, we continue to need to recruit experienced developers as a result of our back-shoring initiative.

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

Rapidly changing technology and operating systems, changes in customer requirements, and evolving industry standards might impede market acceptance of our products. Our products are designed based upon currently prevailing technology to work on a variety of hardware and software platforms used by our customers. However, our software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments and other systems that our customers use. If new technologies emerge that are incompatible with our products, or if competing products emerge that are based on new technologies or new industry standards and that perform better or cost less than our products, our key products could become obsolete and our existing and potential customers could seek alternatives to our products. We must constantly modify and improve our products to keep pace with changes made to these platforms and to database systems and other back-office applications and Internet-related applications. Furthermore, software adapters are necessary to integrate our products with other systems and data sources used by our customers. We must develop and update these adapters to reflect changes to these systems and data sources in order to maintain the functionality provided by our products. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, databases, CRM software, Web servers and other enterprise and Internet-based applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase and deployment of our analytics products. If we fail to modify or improve our products in response to evolving industry standards, our products could rapidly become obsolete.

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

Furthermore, delays in bringing new products or enhancements to market can result, for example, from loss of institutional knowledge through reductions in force, or the existence of defects in new products or their enhancements.

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

We have identified a material weakness in our internal control over financial reporting that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

In connection with the preparation of this report, we identified and reported a material weakness in our internal controls over the period-end reporting process, including controls with respect to the review, supervision and monitoring of accounting operations for both domestic and international operations. As a result of this material weakness, we are unable to conclude that our internal control over financial reporting was effective as of December 31, 2007.

Our management, with the oversight of the Audit Committee, has begun to address this material weakness and is committed to effective remediation of these deficiencies as expeditiously as possible. We have effected personnel changes in our accounting and financial reporting functions. We will continue our efforts to establish or modify specific processes and controls to provide reasonable assurance with respect to the accuracy and integrity of accounting entries and account reconciliations and the appropriate review and approval thereof. Our material weakness will not be considered remediated until new internal controls are developed and implemented and are operational for a period of time and are tested. In September 2007, we implemented a new enterprise resource planning (“ERP”) system. We expect that the system will improve the reliability of our financial reporting by reducing the need for manual processes, subjective assumptions, and management discretion; the opportunities for errors and omissions; and our reliance on manual controls to detect and correct accounting and financial reporting inaccuracies. Our management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Our remediation measures may not be successful in correcting the material weakness related to our period-end reporting process. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal control will not be discovered in the future. In addition, internal controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. Any failure to remediate the material weakness described above or to implement and maintain effective internal control over financial reporting could harm our operating results, delay our completion of our consolidated financial statements and our independent registered public accounting firm’s audit or review of our consolidated financial statements which could cause us to fail to timely meet our periodic reporting obligations with the SEC, or result in material misstatements in our consolidated financial statements which could also cause us to fail to timely meet our periodic reporting obligations with the SEC. Deficiencies in our internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our common stock is currently quoted on the OTCBB.

Our common stock was delisted from The NASDAQ Global Market (formerly known as the NASDAQ Stock Market) effective at the opening of business on October 17, 2005. From October 17, 2005 to December 4, 2006, our common stock was quoted on the “Pink Sheets” and as of December 5, 2006, our common stock has been quoted on Over the Counter Bulletin Board (“OTCBB”). The OTCBB is generally considered less efficient than The NASDAQ Global Market. Quotation of our common stock on the OTCBB may reduce the liquidity of our securities, limit the number of investors who trade in our securities, result in a lower stock price and larger spread in the bid and ask prices for shares of our common stock and could have an adverse effect on us. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on The NASDAQ Global Market. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital.

Our listing on the OTCBB or further declines in our stock price may greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the dilution to our current stockholders caused by any issuance of equity in financing or other transactions. The price at which we would issue shares in such transactions is generally based on the market price of our common stock and a decline in the stock price could result in our need to issue a greater number of shares to raise a given amount of funding.

In addition, because our common stock is not listed on a principal national exchange, we are subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

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

In addition, stock markets in general have, and particularly The NASDAQ Global Market and the OTCBB have, experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.

Since becoming a publicly traded security listed on The NASDAQ Global Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.65 per share. On October 17, 2005, our common stock was delisted from The NASDAQ Global Market due to the failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 with the SEC. Our common stock is currently quoted on the OTCBB. The last reported sale price of our shares on February 29, 2008 was $1.42 per share.

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

The software industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights, and our technologies may not be able to withstand any third-party claims or rights against their use. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Additionally, third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe and any of these third parties might make a claim of infringement against us. For example, we were involved in litigation brought by Polaris IP, LLC against us and certain of our customers that claimed that certain of our products violate patents held by them.

As we grow, the possibility of intellectual property rights claims against us increases. We may not be able to withstand any third-party claims and regardless of the merits of the claim, any intellectual property claims could be inherently uncertain, time-consuming and expensive to litigate or settle. Many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If an infringement claim is made against us, we may not be able to develop non-infringing technology or license the infringing or similar technology on a timely and cost-effective basis. As a result, our business could be significantly harmed.

We may face liability claims that could result in unexpected costs and damages to our reputation.

Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally limit the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages. However, some domestic and international jurisdictions may not enforce these contractual limitations on liability. We may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers’ internal systems. A product liability claim could divert the attention of our management and key personnel, could be expensive to defend and could result in adverse settlements and judgments.

We may face higher costs and lost sales if our software contains errors.

We face the possibility of higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the critical nature of many of our products and services, errors could be particularly problematic. In the past, we have discovered software errors in some of our products after their introduction. We only have a few “beta” customers that test new features and functionality of our software before we make these features and functionalities generally available to our customers. If we are not able to detect and correct errors in our products or releases before commencing commercial shipments, we could face:

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 25%, 32% and 30% of our total revenues for 2007, 2006 and 2005, respectively. We have established offices in the United States, Europe and Japan. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and systems integrators. International operations are subject to many inherent risks, including:

•	political, social and economic instability, including conflicts in the Middle East and elsewhere abroad, terrorist attacks and security concerns in general;

•	adverse changes in tariffs, duties, price controls and other protectionist laws and business practices that favor local competitors;

•	fluctuations in currency exchange rates;

•	longer collection periods and difficulties in collecting receivables from foreign entities;

•	exposure to different legal standards and burdens of complying with a variety of foreign laws, including employment, tax, privacy and data protection laws and regulations;

•	reduced protection for our intellectual property in some countries;

•	increases in tax rates;

•	greater seasonal fluctuations in business activity;

•	expenses associated with localizing products for foreign countries, including translation into foreign languages;

•	difficulty and cost of staffing and managing international operations; and

•	import and export license requirements and restrictions of the United States and each other country in which we operate.

We believe that international sales will continue to represent a significant portion of our revenue for the foreseeable future. Any of these factors may adversely affect our future international sales and, consequently, affect our business, financial condition and results of operations.

We may suffer foreign exchange rate losses.

Our international revenues and expenses are denominated in local currency. Therefore, a weakening of the U.S. dollar to other currencies could make our products more costly to sell in foreign markets and could negatively affect our operating results and cash flows. We have not yet experienced, but may in the future experience, significant foreign currency transaction losses, especially because we generally do not engage in currency hedging. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.

If we acquire companies, products, or technologies, we may face risks associated with those acquisitions.

In June 2007, we acquired all of the membership interests of eVergance. We may not realize the anticipated benefits of the eVergance acquisition or any other acquisition or investment. For example, since our inception, we have recorded $2.7 billion of impairment charges for the cost of goodwill obtained from acquisitions. If we acquire another company, we will likely face risks, uncertainties and disruptions associated with the integration process, including, among other things, difficulties in the integration of the operations, technologies and services of the acquired company, the diversion of our management’s attention from other business concerns, the potential loss of key employees of the acquired businesses, and the failure of the acquired businesses, products or technologies to generate sufficient revenue to offset acquisition costs. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Also, acquisitions, including the acquisition of eVergance, can expose us to liabilities and risks facing the company we acquire, such as lawsuits or claims against us that are unknown at the time of the acquisition. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets. These factors could have an adverse effect on our business, results of operations, financial condition or cash flows.

Compliance with regulations governing public company corporate governance and reporting will result in additional costs.

Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs. We are subject to accounting disclosures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). In particular, we are required to provide a report on our internal control over financial reporting and an auditors’ attestation with respect to our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act. Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs. Any failure to timely prepare for and implement the reforms required by new laws and regulations could significantly harm our business, operating results and financial condition.

We have adopted anti-takeover defenses that could delay or prevent an acquisition of the Company.

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock. Without any further vote or action on the part of the stockholders, the Board of Directors has the authority to determine the price, rights, preferences, privileges, and restrictions of the preferred stock. This preferred stock, if issued, might have preference over and harm the rights of the holders of common stock. Although the ability to issue this preferred stock provides us with flexibility in connection with possible acquisitions and other corporate purposes, it can also be used to make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock. Similarly, we have established a stockholder rights plan that is intended to protect our ability to utilize our net operating losses and which would also make it difficult for a third party to acquire a significant number of shares of our common stock.

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

Our corporate headquarters are located in Menlo Park, California, where we lease approximately 45,000 square feet under a lease that expires in April 2010. In addition, we lease offices in several cities throughout the United States and internationally in the Netherlands, United Kingdom, Ireland and Japan. We believe the facilities we are now using are adequate for our business requirements.

We have a total of approximately 39,460 square feet of excess space available for sublease or renegotiation. The excess space is located in Menlo Park, California and Princeton, New Jersey. Remaining lease commitment terms on these leases vary from less than one to four years. We are seeking to sublease or renegotiate the obligations associated with the excess space.

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

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by us. Although we believed that the plaintiffs’ claims had no merit, we had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. The class certification motion is not expected to be resolved until after April 2008. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court has yet to rule on. We believe we have meritorious defenses to these claims and intend to defend against this action vigorously. In addition, in October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company.

On March 16, 2006, Polaris IP, LLC filed a suit against the Company, Sirius Satellite Radio, Inc., Priceline.com, Capital One, Continental Airlines, Inc. and E*Trade Financial in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 6,411,947 and 6,278,996 and seeking injunctive relief, damages and attorneys’ fees. On March 23, 2007, the parties entered into a settlement agreement and this matter was dismissed with prejudice on April 26, 2007.

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

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, consolidated balance sheets and cash flows due to defense costs, and divert management resources.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCBB under the symbol “KANA.OB”. Prior to October 17, 2005, our common stock was listed on The NASDAQ Global Market. Our common stock traded on the “Pink Sheets” from the beginning of trading on October 17, 2005 to the close of trading on December 4, 2006. As of the beginning of trading on December 5, 2006, our common stock has been trading on the OTCBB. The table below sets forth the high and low bid information for our common stock as reported on the “Pink Sheets” and the OTCBB, as applicable, for the periods indicated.

	High	Low
Fiscal 2006*
First Quarter	$1.78	$1.11
Second Quarter	2.05	1.60
Third Quarter	3.20	1.85
Fourth Quarter	3.62	3.00

Fiscal 2007**
First Quarter	3.70	2.77
Second Quarter	3.77	2.75
Third Quarter	3.19	2.38
Fourth Quarter	3.64	2.35

*	This bid information was reported on the “Pink Sheets.”
**	This bid information was reported on the OTCBB.

Holders of Record

There were approximately 777 stockholders of record of our common stock as of February 29, 2008. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

On June 14, 2007 (the “Closing Date”), we agreed to issue to the former members of eVergance an aggregate of 600,000 shares of our common stock (the “Stock”) and an aggregate of 400,000 non-equity plan options to purchase shares of our common stock (the “Options”). Twenty-five percent of the Stock was issued as of the Closing Date and it was agreed that an additional twenty-five percent would be issued three, seven and nine months after the Closing Date. The fair value of the Stock was determined using a value of $3.17, which was the average closing price of our common stock two days before and after the announcement date of May 7, 2007, less a 10% discount to reflect that unregistered stock was issued and issuable. The unissued stock is accounted for as common stock subscription on the consolidated balance sheet. Twenty-five percent of the Options were exercisable as of the Closing Date and it was agreed that an additional twenty-five percent would be exercisable three, six and nine months after the Closing Date. The Options have an exercise price per share equal to the closing sale price of our common stock on June 13, 2007, which was $3.07 as quoted on the OTCBB. The fair value of the Options was determined using the Black-Scholes option pricing model, using assumptions of a risk-free interest rate of 4.76%, expected volatility of 53%, the ten-year contractual term, and no expected dividends. The fair value of the common stock underlying the Options was discounted as discussed above. See Note 2 of the “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K for more information on this acquisition.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative return of the NASDAQ Composite Index and the Standard & Poor’s Information Technology Index (“S&P Information Technology Index”) for the five years ended December 31, 2007. The graph and table assume that $100.00 was invested on December 31, 2002 in each of our common stock, the NASDAQ Composite Index and the S&P Information Technology Index and that all dividends were reinvested. We have not paid or declared any cash dividends on our common stock. Stockholder returns over the period indicated should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kana Software, Inc., The NASDAQ Composite Index

And The S & P Information Technology Index

* $ 100.00 invested on December 31, 2002 in stock or index-including reinvestment of dividends. Fiscal years ending December 31.

	2002	2003	2004	2005	2006	2007
Kana Software, Inc.	$100.00	$171.07	$95.94	$68.02	$159.90	$121.83
NASDAQ Composite Index	$100.00	$149.75	$164.64	$168.60	$187.83	$205.22
S&P Information Technology Index	$100.00	$147.23	$150.99	$152.49	$165.32	$192.28

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

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, and other information we have filed with the SEC.

The consolidated statements of operations data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and the consolidated balance sheet data at December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our audited consolidated financial statements. The diluted net loss per share computation excludes shares of common stock issuable upon exercise or conversion of other securities, including outstanding warrants and options to purchase common stock and common stock subject to repurchase rights, because their effect would be antidilutive. See “Net Loss Per Share” in Note 1 of the “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. Historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
License fees	$18,071	$19,116	$8,094	$14,169	$26,228
Services	42,723	34,914	35,034	34,731	34,778

Total revenues	60,794	54,030	43,128	48,900	61,006

Costs and Expenses:
Cost of license fees	1,239	2,460	2,995	2,449	3,125
Cost of services (1)	16,004	10,439	8,746	9,834	10,132
Amortization of acquired intangible assets	288	133	133	119	1,453
Sales and marketing (1)	25,261	19,616	17,682	25,745	31,489
Research and development (1)	12,650	10,765	13,232	19,579	23,586
General and administrative (1)	11,900	10,185	11,404	8,294	10,064
Impairment of internal-use software	—	—	6,326	1,062	—
Restructuring costs, net of recoveries	567	703	468	3,400	1,704

Total costs and expenses	67,909	54,301	60,986	70,482	81,553

Loss from operations	(7,115)	(271)	(17,858)	(21,582)	(20,547)
Impairment of investment	—	—	—	—	(500)
Interest and other income (expense), net	(739)	(738)	88	128	186
Registration rights penalty	—	(1,198)	—	—	—

Loss before income taxes	(7,854)	(2,207)	(17,770)	(21,454)	(20,861)
Income tax expense	(167)	(219)	(196)	(314)	(318)

Net loss	$(8,021)	$(2,426)	$(17,966)	$(21,768)	$(21,179)

Basic and diluted net loss per share	$(0.22)	$(0.07)	$(0.58)	$(0.75)	$(0.88)

Shares used in computing basic and diluted net loss per share	37,085	34,584	30,814	28,950	24,031

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,306	$5,719	$6,216	$13,772	$16,282
Marketable securities	—	—	—	6,361	16,674
Working capital (deficit)	(11,621)	(11,044)	(18,439)	(9,657)	4,168
Total assets	35,400	30,335	35,706	50,361	69,878
Total long-term debt	72	242	—	—	—
Total stockholders’ equity (deficit)	4,406	(3,132)	(9,794)	3,164	21,532

(1)	Includes employee stock-based compensation expense, which was allocated as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
Cost of services	$336	$211	$2	$346	$430
Sales and marketing	854	752	9	646	2,300
Research and development	359	356	2	82	2,149
General and administrative	1,293	1,476	25	157	991

Total	$2,842	$2,795	$38	$1,231	$5,870

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from” those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1A “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We offer an innovative approach to customer service with cost-effective solutions that enhance the quality of multi-channel customer interactions. Built on open standards for a high degree of adaptability and integration, our solutions intelligently automate the processes needed to successfully serve our clients’ customers, so that our clients can deliver higher value service at lower cost, increasing customer retention and loyalty. We provide an integrated solution which enables organizations to deliver consistent, managed service across all channels, including e-mail, chat, call centers and Web self-service, ensuring a consistent service experience across communication channels.

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. We also derive revenues from consulting, training and other services. Our products are generally installed by our customers using either a systems integrator, such as IBM or Accenture or our professional services group. Our professional services group assists the integrators as subject matter experts and in some cases will act as the prime contractor for implementation of our software. In June 2007 we acquired eVergance which expanded our professional services group’s capabilities and resources. We also rely on IBM and other systems integrators to recommend and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. In the past, we supplied specialists (who were subject matter experts) to work with IBM and other systems integrators. While we continue this practice, we are increasingly providing consulting and implementation services directly to our customers. These services may be provided to our existing customers who would like us to review their implementations or to new customers who are not quite large enough to gain the interest of a large systems integrator to provide such services. However, in the case of most of the initial installations of our applications that are generally installed by our customers using a systems integrator, these services generally increase the cost of the project substantially by subjecting their purchase to more levels of required approvals and scrutiny of projected cost savings in their customer service and marketing departments. This contributes to the difficulty that we face in predicting the quarter in which sales to expected customers will occur and to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

In the first quarter of 2005, we reduced our cost structure through the reduction of outsourced product development, a reduction in amortization related to the discontinuance of certain internal-use software, reduced headcount and other cost reduction programs. In late 2005, we made a decision to bring core technology development back to our personnel in the United States in a process that we refer to as “back-shoring” and by the end of January 2007 we have brought back all core technology development to our personnel in the United States. We also back-shored our technical support. These adjustments reduced our total cost of licenses, research and development, and general and administrative expenses for 2007 and 2006. As we rebuilt the sales organization, sales and marketing expenses increased in 2007 and 2006 due to an increase in commissions as a result of higher revenues. During 2007, cost of services, sales and marketing, research and development and general and administrative expenses increased compared to 2006 primarily due to increased staffing to support the revenue growth and to build additional infrastructure. Cost of license fees decreased compared to 2006 due to lower third-party royalties. We strive to match our spending with the anticipated revenue, but given the unpredictability of our license revenue, we are unable to predict with any certainty the period(s) when we will be profitable.

We have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. On December 31, 2007, we had cash and cash equivalents of $4.3 million and $1.2 million outstanding under our line of credit. As of December 31, 2007, we had an accumulated deficit of $4.3 billion and a negative working capital of $11.6 million. Losses from operations were $7.1 million and $0.3 million for 2007 and 2006, respectively, and net losses were $8.0 million and $2.4 million for 2007 and 2006, respectively. Net cash used for operating activities was $8.4 million and $1.7 million in 2007 and 2006, respectively.

We successfully closed a direct offering of registered shares of our common stock on November 21, 2007 for approximately $8.9 million in net proceeds after deducting the placement agent’s fees and offering expenses. Our management believes that based on our current plans, its existing funds will be sufficient to meet our working capital and capital expenditure requirements through December 31, 2008. However, if we experience lower than anticipated demand for our products, we will need to further reduce costs, issue additional equity securities or borrow money to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transactions may be on unfavorable terms, if at all.

As of December 31, 2007, we had 225 full-time employees, which represents an increase from 181 employees at December 31, 2006 and an increase from 125 employees at December 31, 2005.

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

We believe the following discussion addresses our most critical accounting policies. These critical accounting policies require management to make difficult, subjective, and complex judgments, and are most important to the portrayal of our financial condition and results of operations. Please refer to Note 1 of the “Notes to the Consolidated Financial Statements” in Item 8 for further description of our critical accounting policies.

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended.

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e., persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). The Company uses the residual method described in AICPA SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (1) the basic criteria of software revenue recognition have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the consulting services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. We do not provide significant customization of our software products.

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

Services revenues include revenues for consulting services, customer support and training, and Enterprise OnDemand. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, we recognize the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). Our consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue. Enterprise OnDemand revenues are recognized in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition, corrected copy” (“SAB 104”). Revenues from Enterprise OnDemand services are recognized ratably over the term of the arrangement, while application fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals.

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

Accounting for Internal-Use Software

Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, such as that technology exists to achieve the performance requirements, we have made a decision as to whether we will purchase the software or develop it internally, and we have authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally five years) using the straight-line method.

When events or circumstances indicate the carrying value of internal-use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that the computer software being developed will be placed in service, the asset is adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statements of operations. In the quarter ended March 31, 2005, our information technology department reviewed our operations and technology requirements, and decided to discontinue the use of certain internal-use software, which resulted in a non-cash impairment charge of $6.3 million.

As of December 31, 2007, we had $824,000 of capitalized costs for internal-use software less $561,000 of accumulated amortization for a net balance of $263,000.

Restructuring

During 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities in Menlo Park,

California; Princeton, New Jersey; Framingham, Massachusetts; and Marlow in the United Kingdom. Remaining lease commitments will terminate in January 2010 and January 2011. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have subleased some of the excess space, but in all cases, the sublease income is less than the rent we pay the landlord. We had $2.8 million in accrued restructuring costs as of December 31, 2007, which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where these properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. In December 2006, we determined that we may not be able to sublease a leased facility in Princeton, New Jersey, and we changed our assumption of subleasing this excess space. We recorded a restructuring charge of $739,000 as of December 31, 2006 mainly related to this change in estimate of sublease assumption that was not subject to any contractual arrangement. In 2006, there was also a restructuring recovery of $36,000 due to the change in estimates of termination of certain employees. As of December 31, 2007, our estimate of accrued restructuring cost included an assumption that we would receive $722,000 in sublease payments that were not subject to any contractual arrangement. We have assumed that the majority of these assumed sublease payments will begin in 2008 and continue through the end of the related leases. Lease obligations for Framingham, Massachusetts and Marlow in the United Kingdom terminated during 2007.

In July 2007, we implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to our reduction in work force was approximately $240,000 and the expense related to ceasing use of one of our offices was approximately $8,000.

In September 2007, we agreed with the landlord of one of the facilities included in our restructuring accrual to surrender the remaining term of the lease in exchange for a lump sum cash payment. As a result of this agreement we recorded an additional restructuring expense of approximately $319,000. The lump sum cash payment was primarily made by a surrender of the existing lease deposit of $2.1 million.

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

The remaining amount of goodwill as of December 31, 2007 is $12.5 million. We continue to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2007, the date of our annual goodwill impairment test. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize include, but are not limited to, a cumulative ownership change of more than 50% of the Company, as defined, over a three-year period. The portion of the net operating loss and tax credit carryforwards subject to potential limitation has not been included in deferred tax assets.

On January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the implementation, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all material income tax positions. The net deferred income tax assets recognized under FIN 48 did not materially differ from the net deferred tax assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN 48. At the adoption date of January 1, 2007, we had $145,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2007, we had $145,000 of unrecognized tax benefits.

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

Stock Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for years beginning in fiscal year 2006. In March 2005, the SEC issued SAB No. 107, “Share-Based Payment” (“SAB 107”), providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of employee stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). Employee stock-based compensation expense for each of the years ended December 31, 2007 and 2006 was $2.8 million.

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in our consolidated statements of operations, because the exercise price of our stock options granted to employees and directors equaled to the quoted market price of the underlying stock at the date of grant. In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and did not include, the possible impact of SFAS 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the years ended December 31, 2007 and 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123. Our stock-based compensation expense also includes compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in our results of operations for 2007 and 2006 was based on awards ultimately expected to vest, it was reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they occurred for the purposes of pro forma information under SFAS 123, as disclosed in our notes to the consolidated financial statements for the related periods.

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

For stock options granted to non-employees, we recognize compensation expense in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. We amortize compensation expense related to non-employee stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). We extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In October 2006, we extended the exercise period of approximately 211,000 vested stock options of a former employee as the result of a termination agreement. During the year ended December 31, 2006, we granted a total of 57,500 stock options to four non-employees who had agreements to provide consulting services. As a result of these stock option modifications to former employees and the stock option grants to consultants, we recorded non-employee stock-based compensation expense of $31,000 and $632,000 for the years ended December 31, 2007 and 2006, respectively.

Also see “Stock-Based Compensation” in Item 8, Note 1 of the “Notes to the Consolidated Financial Statements.”

Effect of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity, and it eliminates “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2009. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We are currently evaluating whether the adoption of SFAS 159 will have a material effect on our financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. The guidance is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 00-19-2 did not have a material impact on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FIN 48. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits.

In March 2006, the FASB issued EITF 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for fiscal years beginning after December 15, 2006. We present revenues net of sales taxes in our consolidated statements of operations and do not anticipate changing our policy as a result of EITF 06-3.

Results of Operations

The following table sets forth selected data for the periods presented. Percentages are expressed as a percentage of total revenues.

	Years Ended December 31,
	2007	2006	2005
Revenues:
License fees	30%	35%	19%
Services	70	65	81

Total revenues	100	100	100

Costs and Expenses:
Cost of license fees	2	5	7
Cost of services (1)	26	19	20
Amortization of acquired intangible assets	0	0	0
Sales and marketing (1)	42	36	41
Research and development (1)	21	20	31
General and administrative (1)	20	19	26
Impairment of internal-use software	0	0	15
Restructuring costs, net of recoveries	1	1	1

Total costs and expenses	112%	101%	141%

(1) Includes employee stock-based compensation expense, which was allocated as follows:

	2007	2006	2005
Cost of services	1%	0%	0%
Sales and marketing	1	1	0
Research and development	1	1	0
General and administrative	2	3	0

Total	5%	5%	0%

Comparison of the Years Ended December 31, 2007 and 2006

Revenues

Total revenues increased by 13% to $60.8 million for the year ended December 31, 2007 from $54.0 million for the year ended December 31, 2006, primarily as a result of higher services revenues in 2007 compared to 2006.

License revenues include licensing fees only and exclude associated support and consulting revenues. The majority of our licenses to customers are perpetual and associated revenues are recognized upon delivery provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies and Estimates” above. License revenues decreased by 5% to $18.1 million for 2007 from $19.1 million for 2006. This decrease in license revenues was based, in part, on additional levels of approvals inside our customers’ organizations that resulted in longer sales cycles brought on as a result of macro economic conditions. While we are focused on increasing license revenues, we are unable to predict such revenues from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable.

Services revenues consist of support revenues and professional services revenues and fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Professional services revenues relate to providing consulting, training and implementation services to our customers including Enterprise OnDemand. Services revenues increased by 22% to $42.7 million for the year ended December 31, 2007 compared to $34.9 million for 2006. Support revenues are the largest component of services revenues, and in 2007, support revenues increased because there was greater focus on support renewals by a team dedicated to renewals that was not employed by us in 2006. The other part of services revenues is professional services fees that increased in 2007 from 2006 primarily due to five large long-term consulting projects in 2007 and the additional services fees generated by eVergance.

Revenues from international sales were $15.3 million, or 25% of total revenues, in the year ended December 31, 2007 and $17.1 million, or 32% of total revenues, in the year ended December 31, 2006. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues increased by 35% to $17.5 million for the year ended December 31, 2007 from $13.0 million for the year ended December 31, 2006.

License Fees. Cost of license fees consists primarily of third party software royalties and costs of product documentation. Cost of license fees as a percentage of license revenue was 7% in 2007 compared to 13% in 2006. The decrease was primarily due to lower third party royalty costs. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades. We are not able to predict when customers will choose to upgrade their software which will then cause us to incur royalty costs. We are continuing to look at cost-effective alternatives for some original equipment manufacturer (“OEM”) products embedded in our products.

Services. Cost of services consists primarily of salaries and related expenses for our customer support, consulting, and training services organization, and allocation of facility costs and system costs incurred in providing customer support and Enterprise OnDemand. Cost of services increased to 37% of services revenues, or $16.0 million, for 2007 compared to 30% of services revenues, or $10.4 million, for 2006. Both totals include employee stock-based compensation of $336,000 and $211,000 for 2007 and 2006, respectively. The decrease in service margins in 2007 compared to 2006 was due to an increase in consulting costs as we built up the service organization to support increased revenues. As of December 31, 2007, we had 68 employees in support and consulting, 25 of which were a result of the acquisition of eVergance, compared to 48 employees as of December 31, 2006, a 42% increase.

Cost of services may increase or decrease, depending on the demand for these services. The expenses may also be affected by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in 2007 was related to $2.5 million of intangible assets recorded in connection with the acquisition of eVergance in June 2007. The amortization of acquired intangible assets recorded in 2006 was related to $400,000 of intangible assets recorded in connection with the acquisition of Hipbone, Inc. in February 2004. Amortization totaled $288,000 and $133,000 for the years ended December 31, 2007 and 2006, respectively.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses increased by 29% to $25.3 million for the year ended December 31, 2007 from $19.6 million for the year ended December 31, 2006. Both totals include employee stock-based compensation of $854,000 and $752,000 for 2007 and 2006, respectively. The increase in expenses was primarily attributable to an increase in average sales personnel of 24% from an average in 2006 of 37 employees to an average of 46 employees during 2007 and an increase in marketing programs.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by 18% to $12.7 million for the year ended December 31, 2007 from $10.8 million for the year ended December 31, 2006. Both totals include employee stock-based compensation of $359,000 and $356,000 for 2007 and 2006, respectively. The increase in expenses was primarily attributable to increased employee headcount partially offset by a reduced number of contractors. As of December 31, 2007, we had 53 employees in research and development compared to 37 employees as of December 31, 2006, a 43% increase.

Research and development expenses including related headcount may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses increased by 17% to $11.9 million for the year ended December 31, 2007 from $10.2 million for the year ended December 31, 2006. Both totals include employee stock-based compensation of $1.3 million and $1.5 million for years ended December 31, 2007 and 2006, respectively. The increase in expenses was primarily due to an increase in average personnel of 17% from an average in 2006 of 30 employees to an average of 35 employees during 2007. Additionally, we incurred approximately $362,000 of expense related to outside Sarbanes-Oxley consultants. As of December 31, 2007, we had 41 employees in general and administrative and information technology compared to 31 employees as of December 31, 2006, a 32% increase.

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

Restructuring Costs. In December 2006, we determined that we may not be able to sublease a leased facility in Princeton, New Jersey, and changed our assumption of subleasing this excess space. During the year ended December 31, 2006, we recorded $739,000 of restructuring costs mainly related to this change in estimate of sublease payment that was not subject to any contractual arrangement. In 2006, there was also a restructuring recovery of $36,000 due to the change in estimates of termination of certain employees.

In July 2007, we implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to our reduction in work force was approximately $240,000 and expense related to ceasing use of one of our offices was approximately $8,000.

In September 2007, we agreed with the landlord of one of the facilities included in our restructuring accrual to surrender the remaining term of the lease in exchange for a lump sum cash payment. As a result of this agreement, we recorded additional restructuring expense of approximately $319,000. The lump sum cash payment was primarily made by surrender of the existing lease deposit of $2.1 million.

The following table summarizes our restructuring activities for the years ended December 31, 2007 and 2006 (in thousands):

	Severance	Facilities	Total
Restructuring accrual at 12/31/2005	$282	$7,270	$7,552
Restructuring charge (recoveries)	(36)	739	703
Payments made	(246)	(3,557)	(3,803)
Sublease payments received	—	1,650	1,650

Restructuring accrual at 12/31/2006	—	6,102	6,102
Restructuring charge	240	327	567
Payments made	(240)	(5,645)	(5,885)
Sublease payments received	—	1,968	1,968

Restructuring accrual at 12/31/2007	$—	$2,752	$2,752

The remainder of the restructuring payments will be paid relatively evenly from 2008 through 2011.

Goodwill Impairment. During June 2007, we performed our annual test for goodwill impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Based on our evaluation, we concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. There have been no events or circumstances from June 30, 2007 to December 31, 2007 that have affected our June 30, 2007 conclusion regarding the recoverability of goodwill. The remaining amount of goodwill at December 31, 2007 was $12.5 million. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense and changes in fair value of warrant liabilities. Interest income consists primarily of interest earned on cash and cash equivalents and was approximately $87,000 and $172,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in interest income related to lower cash and cash equivalents balances in 2007 compared to 2006. Interest expense relates primarily to our line of credit and was approximately $858,000 and $207,000 for the years ended December 31, 2007 and 2006, respectively. The increase in interest expense related to increased borrowings against the line of credit in 2007 compared to 2006. Interest and other income (expense), net also consists of $383,000 of bank fees for the year ended December 31, 2007 and an increase in the fair value of warrant liabilities of approximately $774,000 for the year ended December 31, 2006.

Registration Rights Penalty

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

In May 2006, we amended the registration agreement related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors to September 30,

2006 from January 27, 2006, in exchange for the issuance of 593,854 shares of common stock to the Investors. The shares were valued at approximately $1.0 million based on the fair market value of our stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. $337,000 and $695,000 were recorded as non-operating expenses during the first and second quarter of 2006, respectively. The September 30, 2006 registration deadline was not met and an additional 59,383 shares of common stock was issued to the Investors. The shares were valued at approximately $166,000 based on the fair market value of our common stock on September 30, 2006 less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the third quarter of 2006. On November 9, 2006, we completed the registration of the shares of common stock and shares of common stock underlying the warrants issued to the Investors.

Income Tax Expense

We have incurred net operating losses on a consolidated basis for all years from inception through December 31, 2007. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. In 2007 and 2006, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense in those foreign jurisdictions totaling approximately $167,000 and $219,000 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, we had operating loss carryforwards for federal and state income tax purposes of approximately $455 million and $344 million, respectively. The federal and state net operating loss carryforwards, if not offset against future taxable income, will expire by 2026. We also had foreign net operating loss carryforwards of approximately $8 million. The foreign losses expire at various dates and some can be carried forward indefinitely.

Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% of the Company, as defined, over a three-year period. As such, the portion of the net operating loss and tax credit carryforwards subject to potential limitation has not been included in deferred tax assets.

Comparison of the Years Ended December 31, 2006 and 2005

Revenues

Total revenues increased by 25% to $54.0 million for the year ended December 31, 2006 from $43.1 million for the year ended December 31, 2005, primarily as a result of higher license revenues in 2006 compared to 2005.

License revenues include licensing fees only, and exclude associated support and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon delivery provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies and Estimates” above. License revenues increased by 136% to $19.1 million for 2006 from $8.1 million for 2005. This increase in license revenues was based, in part, on increased demand for our products, increased average transaction value and a significant add-on sale to an existing customer during the second quarter of 2006. While we are focused on increasing license revenues, we are unable to predict such revenues from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable.

Services revenues consist of support revenues and professional services revenues and fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Professional services revenues relate to providing consulting, training and implementation services to our customers, including our Enterprise OnDemand. Services revenues remained at $34.9 million for the year ended December 31, 2006 compared to $35.0 million for 2005. Support revenues are the largest component of services revenues, and in 2006, support revenues decreased because support revenues from new maintenance contracts associated with new license transactions did not offset support renewal cancellations. The other part of services revenues are professional services fees that increased in 2006 from 2005 mainly due to an increase in Enterprise OnDemand revenues.

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

License Fees. Cost of license fees consists primarily of third party software royalties and costs of product documentation. Cost of license fees as a percentage of license revenue was 13% in 2006 compared to 37% in 2005. The decrease was partially due to a reduction in royalty costs associated with a relatively lower proportion of non-revenue-related shipments, such as upgrades and updates, as we had a lower proportion of such shipments during 2006. In addition, we reduced our royalty costs by replacing certain third-party technology with a lower cost alternative. Therefore, even though license revenues increased by 136% from 2005 to 2006 there was no significant increase in cost of license fees from 2005 to 2006. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades. We are not able to predict when customers will choose to upgrade their software which will then cause us to incur this royalty cost. We are continuing to look at alternatives for some OEM products embedded in our products.

Services. Cost of services consists primarily of salaries and related expenses for our customer support, consulting, and training services organization, and allocation of facility costs and system costs incurred in providing customer support. Cost of services increased to 30% of services revenues, or $10.4 million, for 2006 compared to 25% of services revenues, or $8.7 million, for 2005. Both totals include employee stock-based compensation of $211,000 and $2,000 for 2006 and 2005, respectively. The decrease in service margins in 2006 compared to 2005 was due to an increase in our strategy and professional service staffing levels throughout 2006 partially offset by the effect of a one-time $1.6 million services revenue recognized in 2005. As of December 31, 2006, we had 48 employees in support and consulting compared to 25 employees as of December 31, 2005, a 92% increase. Six additional people were added during the fourth quarter of 2006 and the increase in personnel reflected our replacement of certain consultants with employees as we transitioned to an internal support model during 2006.

Cost of services may increase or decrease, depending on the demand for these services. The expenses may also be affected by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in 2006 and 2005 related to $400,000 of intangible assets recorded in connection with the acquisition of Hipbone, Inc. in February 2004. Amortization totaled $133,000 and $133,000 for the years ended December 31, 2006 and 2005, respectively.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses increased by 11% to $19.6 million for the year ended

December 31, 2006 from $17.7 million for the year ended December 31, 2005. This was primarily due to increased commissions as a result of increased license revenues and increased spending for advertising and public relations. Both totals include employee stock-based compensation of $752,000 and $9,000 for 2006 and 2005, respectively. As of December 31, 2006, we had 65 employees in sales and marketing compared to 41 employees as of December 31, 2005, an increase of 59%. Sixteen people were added during the fourth quarter of 2006 as we strategically added sales and marketing personnel to increase our revenues.

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

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased by 11% to $10.2 million for the year ended December 31, 2006 from $11.4 million for the year ended December 31, 2005. Both totals include employee stock-based compensation of $1.5 million and $25,000 for years ended December 31, 2006 and 2005, respectively. The decrease in expenses during the year ended December 31, 2006 was primarily due to the reversal of the accrual of Texas state tax expense, lower auditing and legal fees, and a decrease in the use of outside consultants partially offset by an increase in employee stock-based compensation and a legal settlement charge. As of December 31, 2006, we had 31 employees in general and administrative and information technology combined compared to 29 employees as of December 31, 2005, a 7% increase.

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

Impairment of Internal-Use Software. In the quarter ended March 31, 2005, we reviewed all continuing operating expenses across the entire Company, including our technology requirements. One result of this review was a decision to discontinue the use of certain internal-use software. The total non-cash impairment charge related to this software was $6.3 million in the first quarter of 2005.

Restructuring Costs. In December 2006, we determined that it may not be able to sublease a leased facility in Princeton, New Jersey, and changed its assumption of subleasing this excess space. During the year ended December 31, 2006, we recorded $739,000 of restructuring costs mainly related to this change in estimate of sublease payment that was not subject to any contractual arrangement. In 2006, there was also a restructuring recovery of $36,000 due to the change in estimates of termination of certain employees.

In the fourth quarter of 2005, we recorded a restructuring charge of $271,000 for the termination of certain employees net of adjustments to restructured facilities.

In the third quarter of 2005, we made adjustments to the restructuring accrual of $189,000 to correct for certain calculation errors made in the fourth quarter of 2004. We believe that these errors are not material to our consolidated financial statements for 2005 or 2004.

In the second quarter of 2005, the assumptions as to when certain U.S. facilities would be subleased were revised, which increased the reserve by $1.0 million. This increase was offset by an additional $1.6 million in sublease income from the actual sublet of the Marlow, U.K. facility.

The following table summarizes our restructuring activities for the years ended December 31, 2006 and 2005 (in thousands):

	Severance	Facilities	Total
Restructuring accrual at 12/31/2004	$—	$10,794	$10,794
Restructuring charge	282	186	468
Payments made	—	(4,204)	(4,204)
Sublease payments received	—	494	494

Restructuring accrual at 12/31/2005	282	7,270	7,552
Restructuring charge (recoveries)	(36)	739	703
Payments made	(246)	(3,557)	(3,803)
Sublease payments received	—	1,650	1,650

Restructuring accrual at 12/31/2006	$—	$6,102	$6,102

Interest and Other Income (Expense), net

Interest and other income (expense), net consists primarily of interest income, interest expense and changes in fair value of warrant liabilities. Interest income consists primarily of interest earned on cash and cash equivalents and was approximately $172,000 and $265,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in interest income related to lower cash and cash equivalents balances in 2006 compared to 2005. Interest expense relates primarily to our line of credit and was approximately $207,000 and $513,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in interest expense related to lower borrowings against the line of credit in 2006 compared to 2005. Interest and other income (expense), net also consists of an increase in the fair value of warrant liabilities of approximately $774,000 for the year ended December 31, 2006 and a decrease in the fair value of warrant liabilities of approximately $331,000 for the year ended December 31, 2005.

Registration Rights Penalty

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

In May 2006, we amended the registration agreement related to the June and September 2005 private placements (collectively referred to as “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors to September 30, 2006 from January 27, 2006, in exchange for the issuance of 593,854 shares of common stock to the Investors. The shares were valued at approximately $1.0 million based on the fair market value of our stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. $337,000 and $695,000 were recorded as non-operating expenses during the first and second quarter of 2006 respectively. The September 30, 2006 registration deadline was not met and an additional 59,383 shares of common stock was issued to the Investors. The shares were valued at approximately $166,000 based on the fair market value of our common stock on September 30, 2006 less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the third quarter of 2006. On November 9, 2006, we completed the registration of the shares of common stock, and shares of common stock underlying the warrants, issued to the Investors.

Income Tax Expense

We have incurred net operating losses on a consolidated basis for all years from inception through December 31, 2006. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. In 2006 and 2005, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense in those foreign jurisdictions totaling approximately $219,000 and $196,000 for the years ended December 31, 2006 and 2005, respectively.

Quarterly Results of Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2007. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Quarter Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007 (1)	Dec. 31, 2007
	(in thousands, except for per share data)
Consolidated Statements of Operations Data:
Revenues:
License fees	$2,861	$5,942	$4,345	$5,968	$3,616	$3,511	$5,793	$5,151
Services	8,572	8,633	8,811	8,898	9,418	9,882	11,048	12,375

Total revenues	11,433	14,575	13,156	14,866	13,034	13,393	16,841	17,526

Costs and Expenses:
Cost of license fees	451	761	832	416	287	240	415	297
Cost of services (2)	2,287	2,426	2,515	3,211	3,068	3,668	4,253	5,015
Amortization of acquired intangible assets	33	33	34	33	15	24	125	124
Sales and marketing (2)	3,749	5,221	4,325	6,321	6,193	6,660	6,443	5,965
Research and development (2)	2,570	2,189	2,718	3,288	3,652	3,083	3,133	2,782
General and administrative (2)	2,289	2,383	2,587	2,926	3,503	3,120	2,634	2,643
Restructuring costs	10	—	—	693	—	—	567	—

Total costs and expenses	11,389	13,013	13,011	16,888	16,718	16,795	17,570	16,826

Income (loss) from operations	44	1,562	145	(2,022)	(3,684)	(3,402)	(729)	700
Interest and other income (expense), net	(658)	(253)	85	88	(19)	(87)	(506)	(127)
Registration rights penalty	(337)	(695)	(166)	—	—	—	—	—

Income (loss) before income taxes	(951)	614	64	(1,934)	(3,703)	(3,489)	(1,235)	573
Income tax expense	(28)	(48)	(53)	(90)	(47)	(54)	(32)	(34)

Net income (loss)	$(979)	$566	$11	$(2,024)	$(3,750)	$(3,543)	$(1,267)	$539

Basic net income (loss) per share	$(0.03)	$0.02	$0.00	$(0.06)	$(0.10)	$(0.10)	$(0.03)	$0.01

Shares used in computing basic net income (loss) per share	33,924	34,296	34,570	35,531	36,019	36,382	37,061	38,876

Diluted net income (loss) per share	$(0.03)	$0.02	$0.00	$(0.06)	$(0.10)	$(0.10)	$(0.03)	$0.01

Shares used in computing diluted net income (loss) per share	33,924	34,754	35,647	35,531	36,019	36,382	37,061	39,967
As a Percentage of Total Revenues:
Revenues:
License fees	25%	41%	33%	40%	28%	26%	34%	29%
Services	75	59	67	60	72	74	66	71

Total revenues	100	100	100	100	100	100	100	100

	Quarter Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007 (1)	Dec. 31, 2007
	(in thousands, except for per share data)
Costs and Expenses:
Cost of license fees	4	5	6	3	2	2	2	2
Cost of services	20	17	19	22	24	27	25	29
Amortization of acquired intangible assets	*	*	*	*	*	*	1	1
Sales and marketing	33	36	33	42	48	50	38	34
Research and development	23	15	21	22	28	23	19	16
General and administrative	20	16	20	20	27	23	16	15
Restructuring costs	0	0	0	5	0	0	3	0

Total costs and expenses	100%	89%	99%	114%	128%	125%	104%	96%

*	Less than 1%

(1)	Certain reclassifications have been made to the consolidated financial statements for the quarter ended September 30, 2007 to conform to the current year presentation, none of which had an effect on total assets, total stockholders’ equity (deficit), or net loss. The reclassifications were as follows (in thousands):

	Three Months Ended September 30, 2007
	As Previously Reported	Reclassifications	As Reported Above
Cost of services	$4,084	$169	$4,253
Research and development	3,048	85	3,133
General and administrative	2,888	(254)	2,634

	$10,020	$—	$10,020

Total costs and expenses	$17,570	$—	$17,570

(2)	Includes employee stock-based compensation expense, which was allocated as follows:

	Quarter Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands)
Cost of services	$54	$37	$62	$58	$68	$56	$102	$110
Sales and marketing	190	123	222	217	223	226	194	211
Research and development	92	58	102	104	69	72	120	98
General and administrative	44	41	1,099	292	392	304	313	284

Total	$380	$259	$1,485	$671	$752	$658	$729	$703

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had $4.3 million in cash and cash equivalents, compared to $5.7 million as of December 31, 2006. As of December 31, 2007, we had negative working capital of $11.6 million. $15.8 million of our current liabilities consists of current deferred revenue (primarily reflecting payments for future support services under our software licenses).

History and recent trends. We have had negative cash flow from operating activities in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. Cash used in operations was $16.3 million in 2005, $1.7 million in 2006, and $8.4 million in 2007. The amount of cash used in our operations is significantly affected by our headcount and our sales. In 2005, we implemented successive net workforce reductions of approximately 56 employees. During 2007, we had a net increase of 44 employees. Staffing is expected to change from time to time based upon a number of factors, including anticipated demand for our products and the balancing of roles between employees and outsourced staffing. During the years ended December 31, 2007 and 2006, we had a negative cash flow from operations of $8.4 million and $1.7 million, respectively, which reflects, among other things, the effect of our net loss during each period. Our cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter, and we cannot be certain that we will meet our revenue expectations in any given period.

Primary driver of cash flow. Our ability to generate cash in the future depends upon our success in generating sufficient sales transactions, especially new license transactions. We expect our support renewals in 2008 to continue to be relatively flat from 2007. Since our new license transactions are relatively small in number and are difficult to predict, we may not be able to generate new license transactions as anticipated in any particular future period. From time to time, changes in assets and liabilities, such as changes in levels of accounts receivable and accounts payable may also affect our cash flows.

Operating cash flow. We had negative cash flow from operating activities of $8.4 million for the year ended December 31, 2007, which included a $8.0 million net loss, a $3.7 million decrease in accrued restructuring, a $2.2 million decrease in accounts payable and accrued liabilities, a $675,000 decrease in deferred revenue, and a $479,000 increase in accounts receivable, partially offset by non-cash charges of $2.9 million for stock compensation expense, $1.0 million of depreciation and a $1.9 million decrease in prepaid expenses and other current assets. Our operating activities used $1.7 million and $16.3 million of cash and cash equivalents for the years ended December 31, 2006 and 2005, respectively. These expenditures were primarily attributable to net losses experienced during these periods and reductions in accrued restructuring, offset in part by non-cash charges related to stock based compensation in 2006 and impairment of internal-use software in 2005.

Investing cash flow. Our investing activities used $2.8 million of cash for the year ended December 31, 2007, which consisted of the purchase of property and equipment and the acquisition of eVergance. Our investing activities used $860,000 of cash during 2006, primarily for the purchase of property and equipment. Our investing activities provided $5.0 million of cash for the year ended December 31, 2005, and consisted primarily of net transfers of short-term investments to cash totaling $6.4 million, partially offset by purchases of property and equipment of $465,000 and an increase in restricted cash of $932,000.

Financing cash flow. Our financing activities provided $9.9 million of cash for the year ended December 31, 2007, and consisted primarily of $10.4 million in proceeds from issuances of common stock, $639,000 of net borrowings under our line of credit and borrowings of $361,000 on notes payable offset in part by the repayments of $1.5 million on notes payable. Of the $10.4 million in proceeds from issuances of common stock, approximately $8.9 million was derived from a registered direct offering of 4.0 million shares of our common stock completed in November 2007, after deducting the placement agent’s fees and offering expenses associated with the offering. Our financing activities provided $2.0 million of cash for the year ended December 31, 2006, and consisted primarily of $2.9 million in proceeds from issuances of common stock, a decrease in restricted cash of $5.9 million and borrowings of $819,000 on notes payable offset in part by the repayment of borrowings under our bank line of credit of $7.4 million and the repayments of $250,000 on notes payable.

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

Contractual obligations. On November 30, 2005, we established a new banking relationship with Bridge Bank, National Association (“Bridge”) and we entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which we had access to a Loan Facility of $7.0 million (“Loan”), which expires on February 27, 2009. We amended our agreement on February 27, 2007, increasing the facility to $10.0 million (“February Loan”). The February Loan is a formula based revolving line of credit based on 80% of eligible receivables subject to three sub limits; a sub-limit of $2.5 million that is available for stand-by letters of credit, settlement limits on foreign exchange contracts or cash management products, a maximum amount of $5.0 million available as a term loan and a equipment financing sublimit to make equipment advances to us from time to time to finance capital expenditures, in an aggregate amount of up to $2 million. These equipment advances bear interest at the lender’s prime rate plus 1.25%, and are required to be repaid in 33 monthly installments beginning on March 31, 2008. The total combined borrowing under the February Loan and sub-limits cannot exceed $10.0 million. As of December 31, 2007, we had $1.2 million drawn against the Loan. See Note 5 to the Consolidated Financial Statements in Item 8 for additional information regarding our Loan.

Our future payments due under debt and lease obligations and other contractual commitments as of December 31, 2007 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Line of credit	$1,177	$1,177	$—	$—	$—
Notes payable (1)	1,976	1,904	72	—	—
Non-cancelable operating lease obligation (2)	5,873	2,554	3,266	53	—
Less: Sublease income (3)	(168)	(168)	—	—	—
Other contractual obligations (4)	1,944	1,137	607	200	—

Total	$10,802	$6,604	$3,945	$253	$—

(1)	Includes imputed interest on eVergance notes.
(2)	Includes leases for properties included in the restructuring liability.
(3)	Includes only subleases that are under contracts as of December 31, 2007, and excludes future estimated sublease income for agreements not yet signed.
(4)	Represents payments on a legal settlement, minimum payments to vendors for future royalty fees and consulting services.

Off-Balance-Sheet Arrangements. As of December 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Employee Equity Incentive Plans. See Note 1 and Note 7 to the Consolidated Financial Statements in Item 8 for employee equity incentive plans and stock-based compensation for the years ended December 31, 2007, 2006, and 2005. Information regarding equity incentive plans should be read in conjunction with the information appearing under the heading “Executive Compensation and Related Information” and “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders which is incorporated herein by reference.

Outlook. Based on our current 2008 revenue expectations, we expect our cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs through December 31, 2008. If we do not experience anticipated demand for our products, we will need to further reduce costs, or issue equity securities or borrow money to meet our cash requirements. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. In addition, rising interest rates may impede our ability to borrow additional funds as well as maintain our current debt arrangements. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including anticipated increases in our revenues, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop products in the United States and sell these products in North America, Europe, and Asia. In the years ended December 31, 2007, 2006 and 2005, revenues from customers outside of the United States approximated 25%, 32% and 30%, respectively, of total revenues. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at December 31, 2007, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KANA Software, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kana Software, Inc.:

We have audited the accompanying consolidated balance sheets of Kana Software, Inc. and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kana Software, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and Note 11 to the consolidated financial statements, on January 1, 2007 the Company changed its method of accounting for uncertain tax positions as a result of adopting Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” and as discussed in Note 1 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” applying the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an adverse opinion thereon.

/s/ Burr, Pilger & Mayer LLP

San Jose, California

March 17, 2008

KANA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,306	$5,719
Restricted cash	—	74
Accounts receivable, net of allowance of $204 and $155 in 2007 and 2006, respectively	10,247	8,756
Prepaid expenses and other current assets	2,391	1,967

Total current assets	16,944	16,516
Restricted cash, long-term	771	990
Property and equipment, net	2,292	1,221
Goodwill	12,500	8,623
Acquired intangible assets, net	2,226	15
Other assets	667	2,970

Total assets	$35,400	$30,335

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$1,177	$—
Notes payable	1,850	327
Accounts payable	3,088	2,684
Accrued liabilities	5,364	6,880
Accrued restructuring	1,261	1,844
Deferred revenue	15,825	15,825

Total current liabilities	28,565	27,560
Deferred revenue, long-term	297	410
Accrued restructuring, long-term	1,491	4,258
Other long-term liabilities	641	1,239

Total liabilities	30,994	33,467

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 40,910,481 and 35,972,283 shares issued and outstanding in 2007 and 2006, respectively	41	36
Common stock subscription	949	—
Additional paid-in capital	4,317,582	4,302,495
Accumulated other comprehensive income (loss)	(311)	171
Accumulated deficit	(4,313,855)	(4,305,834)

Total stockholders’ equity (deficit)	4,406	(3,132)

Total liabilities and stockholders’ equity (deficit)	$35,400	$30,335

See accompanying notes to the consolidated financial statements.

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
License fees	$18,071	$19,116	$8,094
Services	42,723	34,914	35,034

Total revenues	60,794	54,030	43,128

Costs and Expenses:
Cost of license fees	1,239	2,460	2,995
Cost of services (1)	16,004	10,439	8,746
Amortization of acquired intangible assets	288	133	133
Sales and marketing (1)	25,261	19,616	17,682
Research and development (1)	12,650	10,765	13,232
General and administrative (1)	11,900	10,185	11,404
Impairment of internal-use software	—	—	6,326
Restructuring costs, net of recoveries	567	703	468

Total costs and expenses	67,909	54,301	60,986

Loss from operations	(7,115)	(271)	(17,858)
Interest and other income (expense), net	(739)	(738)	88
Registration rights penalty	—	(1,198)	—

Loss before income tax expense	(7,854)	(2,207)	(17,770)
Income tax expense	(167)	(219)	(196)

Net loss	$(8,021)	$(2,426)	$(17,966)

Basic and diluted net loss per share	$(0.22)	$(0.07)	$(0.58)

Shares used in computing basic and diluted net loss per share	37,085	34,584	30,814

(1) Includes employee stock-based compensation expense, which was allocated as follows:
	Year Ended December 31,
	2007	2006	2005
Cost of services	$336	$211	$2
Sales and marketing	854	752	9
Research and development	359	356	2
General and administrative	1,293	1,476	25

See accompanying notes to the consolidated financial statements.

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Common Stock Subscription		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2004	29,245,402	$29	—	$—	$4,288,176	$(58)	$459	$(4,285,442)	$3,164
Issuance of common stock upon exercise of stock options	14,480	—	—	—	22	—	—	—	22
Adjustment	(19,910)	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	(20)	58	—	—	38
Issuance of common stock, net of fees	4,683,811	5	—	—	4,885	—	—	—	4,890
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	58		58
Net loss	—	—	—	—	—	—	—	(17,966)	(17,966)

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(17,908)

Balances at December 31, 2005	33,923,783	34	—	—	4,293,063	—	517	(4,303,408)	(9,794)
Issuance of common stock upon exercise of stock options	1,395,263	1	—	—	2,944	—	—	—	2,945
Registration rights penalty	653,237	1	—	—	1,197	—	—	—	1,198
Reclassification of warrant liability	—	—	—	—	1,864	—	—	—	1,864
Employee stock-based compensation	—	—	—	—	2,795	—	—	—	2,795
Non-employee stock-based compensation	—	—	—	—	632	—	—	—	632
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	(346)	—	(346)
Net loss	—	—	—	—	—	—	—	(2,426)	(2,426)

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(2,772)

Balances at December 31, 2006	35,972,283	36	—	—	4,302,495	—	171	(4,305,834)	(3,132)

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except share data)

	Common Stock		Common Stock Subscription		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Issuance of common stock upon exercise of stock options	638,198	1	—	—	1,476	—	—	—	1,477
Issuance of common stock, net of fees of $261	4,000,000	4	—	—	8,911	—	—	—	8,915
Common stock issued and issuable in acquisition of eVergance	300,000	—	300,000	949	950	—	—	—	1,899
Stock options issued and issuable in acquisition of eVergance	—	—	—	—	877	—	—	—	877
Employee stock-based compensation	—	—	—	—	2,842	—	—	—	2,842
Non-employee stock-based compensation	—	—	—	—	31	—	—	—	31
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	(482)	—	(482)
Net loss	—	—	—	—	—	—	—	(8,021)	(8,021)

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(8,503)

Balances at December 31, 2007	40,910,481	$41	300,000	$949	$4,317,582	$—	$(311)	$(4,313,855)	$4,406

See accompanying notes to the consolidated financial statements.

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(8,021)	$(2,426)	$(17,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,015	1,453	2,326
Loss on the disposal of property and equipment	9	46	69
Amortization of acquired intangible assets	288	133	133
Employee and non-employee stock-based compensation	2,873	3,427	38
Impairment of internal-use software	—	—	6,326
Provision for doubtful accounts	49	6	(437)
Restructuring costs	327	703	468
Registration rights penalty	—	1,198	—
Other non-cash charges	201	47	—
Change in fair value of warrant liability	—	774	(331)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(479)	(2,350)	(1,521)
Prepaid expenses and other assets	1,940	1,134	547
Accounts payable and accrued liabilities	(2,219)	(4,036)	129
Accrued restructuring	(3,741)	(2,492)	(3,130)
Deferred revenue	(675)	722	(2,914)

Net cash used in operating activities	(8,433)	(1,661)	(16,263)

Cash flows from investing activities:
Purchases of marketable securities	—	—	(10,351)
Maturities and sales of marketable securities	—	—	16,740
Purchases of property and equipment	(1,951)	(860)	(465)
Proceeds from the sale of property and equipment	—	—	—
Acquisition, net of cash acquired	(918)	—	—
Restricted cash	74	—	(932)

Net cash provided by (used in) investing activities	(2,795)	(860)	4,992

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	639	(7,400)	3,973
Borrowings on notes payable	361	819	—
Repayments on notes payable	(1,454)	(250)	—
Restricted cash	—	5,900	(5,900)
Net proceeds from issuances of common stock and warrants	10,392	2,945	6,333

Net cash provided by financing activities	9,938	2,014	4,406

Effect of exchange rate changes on cash and cash equivalents	(123)	10	(691)

Net decrease in cash and cash equivalents	(1,413)	(497)	(7,556)
Cash and cash equivalents at beginning of year	5,719	6,216	13,772

Cash and cash equivalents at end of year	$4,306	$5,719	$6,216

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$703	$376	$302

Cash paid during the year for income taxes	$236	$713	$431

Noncash activities:
Issuance of common stock and stock options in connection with the acquisition of eVergance	$2,776	$—	$—

Non-cash issuance of debt in acquisition of eVergance	$2,358	$—	$—

Debt assumed in acquisition of eVergance	$538	—	—

Reclassification of warrant liability	$—	$1,864	$—

See accompanying notes to the consolidated financial statements.

KANA SOFTWARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Kana Software, Inc. and Summary of Significant Accounting Policies

Nature of Operations

Kana Software, Inc. and its subsidiaries (“the Company” or “KANA”) were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. KANA develops, markets and supports customer communications software products. The Company sells its products primarily in North America, Europe and Asia, through its direct sales force and third party integrators.

Liquidity

The Company has had negative cash flow from operating activities in each year since inception. To date, the Company has funded operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The Company’s cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter, and the Company cannot be certain that it will meet its revenue expectations in any given period. Based on the Company’s current 2008 revenue expectations, it expects its cash and cash equivalents will be sufficient to meet working capital and capital expenditure needs through December 31, 2008. If the Company does not experience anticipated demand for its products, the Company will need to further reduce costs, or issue equity securities or draw against its available line of credit to meet their cash requirements. If adequate funds are not available on acceptable terms, the Company’s ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

Principles of Consolidation

The consolidated financial statements include the accounts of KANA and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, the Company evaluates estimates, including those related to revenue recognition, stock-based compensation, provision for doubtful accounts, fair value of acquired intangible assets and goodwill, useful lives of property and equipment, income taxes, restructuring costs, and contingencies and litigation, among others. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended.

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e. persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). The Company uses the residual method described in AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain

Transactions” (“SOP 98-9”), to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

Services revenues include revenues for consulting services, customer support and training, and Enterprise OnDemand. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, the Company recognizes the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by AICPA SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). The Company’s consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue. Enterprise OnDemand revenue is recognized in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition, corrected copy” (“SAB 104”). Revenues from Enterprise OnDemand services are recognized ratably over the term of the arrangement, while application fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals.

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

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. The Company classifies its marketable securities as “available for sale.” These items are carried at fair value, based on the quoted market prices, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). To date, unrealized and realized gains or losses have not been material. The cost of securities sold is based on the specific identification method. There were no marketable securities at December 31, 2007 and 2006.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities or payment terms. Based on borrowing rates currently available to the Company for lines of credit and notes payable with similar terms, the carrying value of the Company’s line of credit and note payable obligations approximate fair value.

Certain Risks and Concentrations

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade accounts receivable. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy.

The Company’s customers are primarily concentrated in the United States and Europe. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition, and generally requires no collateral to support its accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information and, to date, such losses have been within management’s expectations. As of December 31, 2007, one customer represented 15% of accounts receivable. As of December 31, 2006, no customer individually represented more than 10% of total accounts receivable.

During the years ended December 31, 2007 and 2006, no customer represented more than 10% of total revenues. During the year ended December 31, 2005, one customer represented 11% of total revenues.

Restricted Cash

The Company maintained $771,000 in long-term restricted cash as of December 31, 2007, primarily for the Company’s leased facilities. The Company maintained $1.1 million in current and long-term restricted cash as of December 31, 2006, primarily for the Company’s leased facilities.

Impairment of Long-Lived Assets

The Company periodically assesses potential impairment of its long-lived assets with estimable useful lives which include property and equipment and acquired intangible assets, in accordance with the provisions of

Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset. The Company did not recognize any impairment charges in 2007 or 2006. The Company recognized impairment charges for certain internal-use software in 2005 as detailed below under Capitalized Software Development Costs—Internal-Use.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in business combinations. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below its carrying value.

The Company tests goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently if events merit. The Company performs this test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company has determined that it has only one reporting segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. First, the Company determines if the carrying amount of the Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If the Company determines that such impairment could have occurred, it would compare the “implied fair value” of the goodwill as defined by SFAS 142 to its carrying amount to determine the impairment loss, if any. No impairment of goodwill was identified in 2007, 2006 or 2005.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three years for computer equipment, software and furniture and fixtures, the shorter of ten years or the life of the lease for leasehold improvements, and five years for internal-use software. Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations. Improvements that extend the life of a specific asset are capitalized, while normal maintenance and repairs are charged to operations as incurred.

Capitalized Software Development Costs—Internal-Use

Software development costs for internal-use software are capitalized pursuant to the provisions of SOP 98-1, “Accounting for Software Development Costs”. Such costs include internal costs as well as costs incurred to purchase third party software, and are capitalized beginning when the Company has determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and the Company’s management has authorized the funding of the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. The resulting asset is amortized over its five-year estimated useful life using the straight-line method.

When events or circumstances indicate the carrying value of internal-use software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write-down of the asset. In addition, when it is no longer probable that the software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs.

In the quarter ended March 31, 2005, the Company reviewed all continuing operating expenses across the entire Company, including our technology requirements. One result of this review was a decision to discontinue the use of certain internal-use software. The total non-cash impairment charge related to this software was $6.3 million in the first quarter of 2005.

As of December 31, 2007, we had $824,000 of capitalized costs for internal-use software less $561,000 of accumulated amortization for a net balance of $263,000.

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

Restructuring Activities

The Company has recorded a facilities consolidation charge before 2003 for its estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and are revised if estimated future vacancy rates and sublease rates vary from the Company’s original estimates. To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at December 31, 2007. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than the Company’s accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on the Company’s statement of operations in a future period.

The restructuring accrual was recorded pursuant to provisions of Emerging Issues Task Force Issue (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), and continues to be evaluated pursuant to the requirements thereof. For facilities vacated and employees terminated after December 2002, the corresponding restructuring charge was recorded pursuant to the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under APB 25. In March 2005, the SEC issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for stock-based awards granted or modified after December 31, 2005 and awards that were granted prior to the adoption of SFAS 123(R) but were still unvested at

December 31, 2005. Under this method of implementation, no restatement of prior periods is required or has been made.

Employee stock-based compensation expense recognized under SFAS 123(R) in the consolidated statements of operations for each of the years ended December 31, 2007 and 2006 related to stock options was $2.8 million. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for each of the years ended December 31, 2007 and 2006 was increased by $2.8 million. The implementation of SFAS 123(R) increased basic and diluted net loss per share by $0.08 for each of the years ended December 31, 2007 and 2006. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during each of the years ended December 31, 2007 and 2006.

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

Employee stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Our stock-based compensation expense also includes compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Since stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123R-3”). FSA 123R-3 provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in FSA 123R-3 was effective after November 10, 2005. The Company has elected the “short-form” method to calculating excess tax benefits available for use in offsetting future tax shortfalls in accordance with FAS 123R-3.

For stock options granted to non-employees the Company recognizes compensation expense in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).

In 2005 and 2006, the Company extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In October 2006, the Company extended the exercise period of approximately 211,000 vested stock options of a former employee as the result of a termination agreement. During the year ended December 31, 2006, the Company granted 57,500 stock options to four non-employees who had agreements to provide consulting services. As a result of these stock option modifications to former employees and the stock option grants to consultants, the Company recorded non-employee stock-based compensation expenses of $31,000 and $632,000 for the years ended December 31, 2007 and 2006, respectively, allocated as follows:

	Year Ended December 31,
	2007	2006
Sales and marketing	$15,000	$119,000
Research and development	—	44,000
General and administrative	16,000	469,000

Total	$31,000	$632,000

See Note 7, “Stockholders’ Equity (Deficit),” for additional information on stock options.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $369,000, $275,000, and $243,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted on January 1, 2007 and the adoption of FIN 48 did not have a material impact on the Company’s financial positions, results of operations or cash flows. See Note 11 for additional information on FIN 48.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method. Outstanding warrants and stock options of approximately 12,402,000, 11,347,000, and 10,882,000 at December 31, 2007, 2006, and 2005, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. The components of other comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying consolidated statements of stockholders’ equity (deficit).

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity, and it eliminates "minority interest" accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 160 will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006. The adoption EITF 00-19-2 did not have a material impact on our financial positions, results of operations or cash flows.

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

In March 2006, the FASB issued EITF 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The Company presents revenues net of sales taxes in our consolidated statements of operations and does not anticipate changing our policy as a result of EITF 06-3.

Note 2. Business Combinations

On May 4, 2007, the Company executed a definitive agreement with the members of eVergance Partners LLC (“eVergance”) to acquire all of their membership interests. On June 14, 2007 (the “Closing Date”), the Company agreed to issue to the former members of eVergance an aggregate of 600,000 shares of its common stock (the “Stock”) and an aggregate of 400,000 non-equity plan options to purchase shares of its common stock (the “Options”). Twenty-five percent of the Stock was issued as of the Closing Date and it was agreed that an additional twenty-five percent would be issued three, seven and nine months after the Closing Date. The fair value of Stock was determined using a value of $3.17, which was the average closing price of the Company’s common stock two days before and after the announcement date of May 7, 2007, less a 10% discount to reflect that unregistered stock was issued and is issuable. The unissued stock is accounted for as common stock subscription on the consolidated balance sheet. Twenty-five percent of the Options were exercisable as of the Closing Date and it was agreed that an additional twenty-five percent would be exercisable three, six and nine months after the Closing Date. The Options have an exercise price per share equal to the closing sale price of the Company’s common stock on June 13, 2007, which was $3.07 as quoted on the Over the Counter Bulletin Board (“OTCBB”). The fair value of the options was determined using the Black-Scholes option pricing model, using assumptions of a risk-free interest rate of 4.76%, expected volatility of 53%, the ten year contractual term, and no expected dividends. The fair value of the common stock underlying the options was discounted as discussed above. The options granted have been excluded from the summaries of options outstanding in Note 7 and had a fair value of $2.19 per share upon grant. In addition, the Company paid cash of $762,000 and issued promissory notes having a total principal amount of $2.5 million to the eVergance members. The aggregate consideration for the transaction was as follows (in thousands):

Cash consideration	$762
Present value of notes payable to members of eVergance	2,358
Fair value of common stock issued and subscribed	1,899
Fair value of options issued and issuable	877
Direct acquisition costs	156

Total consideration	$6,052

The Company relied on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. The former members of eVergance represented to KANA that they were “accredited investors” as defined in Rule 501(a) promulgated in the Securities Act and that they were purchasing the Stock for their own account and not with a present view towards the public sale or distribution thereof.

eVergance is a management consulting and systems integration firm offering end-to-end consulting services for customer relationship management optimization, knowledge management, and web self-service deployments. Through this acquisition, the Company will significantly expand its professional services portfolio to meet growing demand for consulting and implementation services. Under the terms of the definitive agreement related to the acquisition, the purchase consideration consisted of cash, stock and options issued and issuable.

This transaction was accounted for using the purchase method of accounting. The Company allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date giving consideration to an independent appraisal. To the extent that the purchase price exceeded the fair value of the assets and liabilities assumed, goodwill was recorded. The intangible assets acquired in connection with the acquisition are being amortized over a five-year period.

The following is a summary of the allocation of the purchase price (in thousands):

Tangible assets:
Current assets	$865
Property and equipment	134
Other assets	19

Total tangible assets acquired	1,018

Liabilities:
Current liabilities	(1,268)
Long-term liabilities	(75)

Total liabilities assumed	(1,343)

Fair value of net tangible liabilities acquired	(325)

Intangible assets consisting of:
Customer relationships	2,500

Total intangible assets acquired	2,500

Goodwill	3,877

Total consideration	$6,052

The consolidated financial statements include the operating results of eVergance from the date of acquisition. Pro forma results of operations for the eVergance acquisition have not been presented because the effect of the acquisition was not material to the Company’s financial results.

Note 3. Financial Statement Detail

Cash and cash equivalents are carried at cost, which approximates fair value and consisted of the following (in thousands):

	December 31,
	2007	2006
Cash	$3,304	$5,194
Money market funds	1,002	525

	$4,306	$5,719

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2007	2006
Prepaid royalties	$510	$709
Other prepaid expenses	1,881	1,258

	$2,391	$1,967

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2007	2006
Computer equipment and software	$12,660	$11,106
Furniture and fixtures	843	686
Leasehold improvements	3,420	3,383
Internal-use software	824	561

	17,747	15,736
Less accumulated depreciation and amortization	(15,455)	(14,515)

	$2,292	$1,221

Amortization of internal-use software was $37,000, $112,000, and $544,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Other assets consisted of the following (in thousands):
	December 31,
	2007	2006
Deposits	$233	$2,317
Prepaid royalties	434	653

	$667	$2,970

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Accrued payroll and related expenses	$2,667	$3,619
Accrued royalties	1,034	1,262
Other accrued liabilities	1,663	1,999

	$5,364	$6,880

Interest and other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Interest income	$87	$172	$265
Interest expense	(858)	(207)	(513)
Change in warrant liability	—	(774)	331
Other	32	71	5

	$(739)	$(738)	$88

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

The Company performed its annual impairment tests at June 30, 2007, 2006, and 2005 and concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. No events have occurred since June 30, 2007 that would require an interim impairment analysis of goodwill. The Company’s identifiable intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is five years. The Company reported amortization expense on purchased intangible assets of $288,000, $133,000, and $133,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Expected amortization expense is $500,000 in 2008, $500,000 in 2009, $500,000 in 2010, $500,000 in 2011, and $226,000 in 2012.

The components of goodwill and other intangibles are as follows (in thousands):

	December 31,
	2007	2006
Goodwill	$12,500	$8,623

Intangibles:
Customer relationships	$2,650	$150
Purchased technology	14,650	14,650
Less: Accumulated amortization	(15,074)	(14,785)

Intangibles, net	$2,226	$15

The $3.9 million increase in goodwill during 2007 was a result of the acquisition of eVergance as discussed in Note 2.

Note 5. Line of Credit and Notes Payable

(a) Line of Credit

On February 27, 2007, the Company entered into an Amended and Restated Loan and Security Agreement with Bridge Bank National Association (“Bridge”) under which the Company has access to a Loan facility of $10.0 million (“February Loan”). The February Loan is a formula based revolving line of credit based on 80% of eligible receivables subject to three sub limits; a sub-limit of $2.5 million that is available for stand-by letters of credit, settlement limits on foreign exchange contracts or cash management products and a maximum amount of $5.0 million available as a term loan and up to $2.0 million for equipment advances. The total combined borrowing under the February Loan and sub-limits cannot exceed $10.0 million. The February Loan is collateralized by all of the Company’s assets and expires February 27, 2009 at which time the entire balance under the formula-based line of credit will be due. The Company has a twelve-month period to draw down against the term loan, which is repaid over a 36-month period. Interest for the formula based revolving line of credit accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25% while interest for the term loan accrues at the WSJ’s Prime Lending Rate plus 0.75%. The February Loan contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If the Company is not in compliance with the covenants of the February Loan, Bridge has the right to declare an event of default and all of the outstanding balances owed under the February Loan would become immediately due and payable. The Company was out-of-compliance with one of the financial covenants for the period ended December 31, 2007, and therefore, the Company has classified this liability as a current liability in the accompanying consolidated balance sheet.

On June 14, 2007, the Company entered into a Third Amendment to the February Loan (the “Third Amendment”) which provided for additional loans to the Company in the amount of $1.5 million, all of which were advanced on June 14, 2007, to fund mergers and acquisitions activities and pay acquisition related expenses. All amounts advanced under this provision were repaid in November 2007 including fees in the amount of $383,000. In addition, the Third Amendment provides for Bridge to make equipment advances to the Company from time to time to finance capital expenditures, in an aggregate amount of up to $2 million. These equipment advances will bear interest at the lender’s prime rate plus 1.25%, and are required to be repaid in 33 monthly installments beginning on April 1, 2008.

As of December 31, 2007, the Company had $1.2 million drawn against the February Loan all of which is shown as current liabilities on the consolidated balance sheet.

(b) Notes Payable

As of December 31, 2007, there was $1.9 million classified as current portion of notes payable and $72,000 classified as long-term. As of December 31, 2006, there was $327,000 classified as current portion of notes payable and $242,000 classified as long-term. The long-term portion was included in other long-term liabilities on the consolidated balance sheet. The notes payable consist of three obligations. The first is a promissory note with De Lage Landen Financial Services, Inc. for the financing of software license and support purchased and has a fixed interest rate of 3.15%, payable in monthly installments of principal and interest. The second obligation is with First Insurance Funding Corp. of California for short-term financing of Directors and Officers insurance and has a fixed interest rate of 9.87%, payable in monthly installments of principal and interest. The third is to former members of eVergance in connection with the acquisition of all the membership interests of eVergance and bears no interest. This note was recorded at its present value using a discount rate of 9.5%. The Company recognizes imputed interest expense as the notes mature.

			Payments Due By Period (in thousands)
Note Description	Interest Rate	Total Due	Due in 2008	Due in 2009
Note - eVergance members	9.50%	$1,446	$1,446	$—
Note - financing of software	3.15%	242	170	72
Note - financing of insurance	9.87%	234	234	—

Total		$1,922	$1,850	$72

Note 6. Commitments and Contingencies

(a) Lease Obligations

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, the Company entered into letters of credit totaling $816,000 expiring in 2008 through 2011. The Company’s letters of credit can be supported by either restricted cash or the Company’s line of credit.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Non-cancelable Operating Leases(1)	Less Sublease Income(2)	Net
2008	$2,554	$168	$2,386
2009	2,225	—	2,225
2010	1,041	—	1,041
2011	53	—	53

	$5,873	$168	$5,705

(1)	Includes leases for properties included in the restructuring liability.
(2)	Includes only subleases that are under contracts as of December 31, 2007 and excludes future estimated sublease income for agreements not yet signed.

Rent expense for properties in use, net of sublease payments, was approximately $1.6 million, $1.7 million, and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(b) Other Contractual Obligations

At December 31, 2007, the Company had other future contractual obligations requiring payments of $1.1 million, $360,000, $247,000, and $200,000 for the years ended December 31, 2008, 2009, 2010, and 2011 respectively, with no required payments thereafter. These contractual obligations represent payments on a legal settlement, minimum payments to vendors for future royalty fees and consulting services.

(c) Litigation

On January 24, 2007, RightNow Technologies, Inc. (“RightNow”) filed a suit in the Eighteenth Judicial District Court of Gallatin County, Montana against the Company and four former RightNow employees who had joined the Company. The suit alleges violation of certain provisions of employment agreements, misappropriation of trade secrets, as well as other claims, and seeks damages. The Company believes it has meritorious defenses to these claims and intend to defend against this action vigorously.

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as the Company and certain current and former officers of the Company, were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by the Company. Although the Company believed that the plaintiffs’ claims had no merit, the Company had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. The class certification motion is not expected to be resolved until after April 2008. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court has yet to rule on. The Company believes it has meritorious defenses to these claims and intend to defend against this action vigorously. In addition, in October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company.

On March 16, 2006, Polaris IP, LLC filed a suit against the Company, Sirius Satellite Radio, Inc., Priceline.com, Capital One, Continental Airlines, Inc. and E*Trade Financial in the U.S. District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 6,411,947 and 6,278,996 and seeking injunctive relief, damages and attorneys’ fees. On March 23, 2007, the parties entered into a settlement agreement and this matter was dismissed with prejudice on April 26, 2007.

Other third parties have from time to time claimed, and others may claim in the future that the Company has infringed their past, current or future intellectual property rights. The Company has in the past been forced to litigate such claims. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s results of operations, consolidated balance sheets and cash flows due to defense costs, and divert management resources.

(d) Indemnification

Many of the Company’s software license agreements require the Company to indemnify its customers from any claim or finding of intellectual property infringement. The Company periodically receives notices from customers regarding patent license inquiries they have received which may or may not implicate the Company’s indemnity obligations. Any litigation, brought by others, or the Company could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which the Company is accused of infringement might cause product shipment delays, require the Company to develop alternative technology or require the Company to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement was made against the Company and the Company could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, its business could be significantly harmed. Such indemnification provisions are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). In prior periods, the Company has incurred minimal costs related to such claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. The Company did however record a settlement charge resulting from a settlement of an infringement claim on the Company’s consolidated statement of operations for the year ended December 31, 2006, which was not considered material. There were no outstanding claims at December 31, 2007.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

(e) Warranties

The Company generally provides a warranty for its software products and services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. Such warranties are accounted for in accordance with SFAS 5. The Company has not provided for a warranty accrual as of December 31, 2007 or 2006 because, to date, the Company’s product warranty expense has not been significant. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Stockholders’ Equity (Deficit)

(a) Issuance of Common Stock and Warrants

On November 21, 2007, the Company completed a direct offering of 4,000,000 shares of registered common stock, par value $0.001, at an initial price of $2.45 per share for gross proceeds of $9.8 million. The Company received approximately $8.9 million in net proceeds after deducting the placement agent’s fees and offering expenses. The Company used a portion of the net proceeds from this financing to repay $6.8 million of borrowings under its loan agreement with Bridge and the Company plans to use the remaining portion for general corporate purposes, which may include capital expenditures and working capital. All of the shares of common stock were offered and sold by the Company pursuant to an effective registration statement on Form S-3 (File No. 333-145742) filed with the SEC in November 2007.

On June 14, 2007 (the “Closing Date”), the Company agreed to issue to the former members of eVergance an aggregate of 600,000 shares of its common stock (the “Stock”) and an aggregate of 400,000 non-equity plan options to purchase shares of our common stock (the “Options”). Twenty-five percent of the Stock was issued as of the Closing Date and it was agreed that an additional twenty-five percent would be issued three, seven and nine months after the Closing Date. The fair value of the Stock was determined using a value of $3.17, which was the average closing price of the Company’s common stock two days before and after the announcement date of May 7, 2007, less a 10% discount to reflect that unregistered stock was issued and issuable. The unissued stock is accounted for as common stock subscription on the consolidated balance sheet. Twenty-five percent of the Options were exercisable as of the Closing Date and it was agreed that an additional twenty-five percent would be exercisable three, six and nine months after the Closing Date. The Options have an exercise price per share equal to the closing sale price of the Company’s common stock on June 13, 2007, which was $3.07 as quoted on the OTCBB. The fair value of the options was determined using the Black-Scholes option pricing model, using assumptions of a risk-free interest rate of 4.76%, expected volatility of 53%, the ten year contractual term, and no expected dividends. The fair value of the common stock underlying the Options was discounted as discussed above. See Note 2 for more information on this acquisition.

In December 2007, the Company registered the Stock and shares of common stock underlying the Options issued in connection with the acquisition of all membership interests of eVergance on a Form S-3 Registration Statement filed with the SEC.

In June 2005, the Company completed a private placement of unregistered securities for the issuance of 1,631,541 shares of common stock and warrants to purchase 815,769 shares of common stock for gross proceeds of $2.4 million. The warrants have an exercise price of $2.452 per share. The warrants were valued at $581,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. These warrants were amended in September 2005 to become exercisable on March 28, 2006, and will expire on September 29, 2010. The modification resulted in an increase of $21,000 to the value of the warrants. See Note 8 for further details regarding the initial accounting of these warrants as a liability.

In September 2005, the Company completed a private placement of unregistered securities for the issuance of 2,626,912 shares of common stock and warrants to purchase 945,687 shares of common stock for gross proceeds of $4.0 million. The warrants had an exercise price of $2.284 per share. These warrants became exercisable on March 28, 2006, and will expire on September 29, 2010. The warrants were valued at $672,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. These warrants were amended to have an exercise price of $1.966 per share in October 2005. The modification resulted in an increase of $49,000 to the value of the warrants. See Note 8 for further details regarding the initial accounting of these warrants as a liability.

The terms for the September 2005 private placement required additional shares of common stock and warrants to be issued if the Company’s stock were delisted from The NASDAQ Global Market. In October 2005, the Company’s common stock was delisted from The NASDAQ Global Market and the Company issued an additional 425,358 shares of common stock and warrants to purchase 153,130 shares of common stock to the respective investors of the June and September 2005 private placements (“Investors”). These additional warrants have an exercise price of $1.966 per share and became exercisable on April 24, 2006, and will expire on October 25, 2010. These warrants were valued at $98,000 using the Black-Scholes valuation model and recorded as a liability on the date of issue. See Note 8 for further details regarding the initial accounting of these warrants as a liability.

In May 2006, the Company amended the Registration Agreement related to the June and September 2005 private placements (collectively referred to as the “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the Investors to September 30, 2006 from January 27, 2006 and change the penalty for failure to register the underlying shares of common stock from a cash penalty to a share-based payment, in exchange for the issuance of 593,854 shares of common stock to the Investors. The shares were valued at approximately $1.0 million based on the fair market value of the Company’s common stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. Registration rights penalties of $337,000 and $695,000 were recorded as non-operating expenses during the first and second quarters of 2006, respectively. The September 30, 2006 registration deadline was not met and an additional 59,383 shares of common stock was issued to the Investors. The shares were valued at approximately $166,000 based on the fair market value of the Company’s common stock on September 30, 2006 less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the third quarter of 2006.

On November 9, 2006, the Company completed the registration of the shares of common stock and shares of common stock underlying the warrants issued to the Investors.

In December 2003, the Company issued to a customer a warrant to purchase 230,000 shares of common stock at $5.00 per share in connection with a marketing agreement. The warrant was valued at approximately $459,000, using the Black-Scholes valuation model with an assumed interest rate of 5.0% and volatility of 100%. This amount was accounted for as a reduction of revenue in the fourth quarter of 2003. The warrant is fully exercisable and expires five years from the date of issuance. As of December 31, 2007, the warrants were unexercised.

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

The following table summarizes activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2004	9,022,471	$10.26
Options cancelled and retired	(2,803,613)	9.59
Options exercised	(14,480)	1.41		$4,237
Options granted	2,468,730	1.63

Balances, December 31, 2005	8,673,108	8.03
Options cancelled and retired	(2,212,863)	10.30
Options exercised	(1,395,263)	2.11		$1,472,165
Options granted	4,136,939	2.99

Balances, December 31, 2006	9,201,921	6.12
Options cancelled and retired	(1,750,437)	4.18
Options exercised	(638,198)	2.31		$531,343
Options granted	3,044,500	3.12

Balances, December 31, 2007	9,857,786	$5.78	7.40	$1,073,075

Options vested and exercisable and expected to be vested and exercisable at December 31, 2007	8,257,674	$6.21	7.15	$981,797
Options vested and exercisable at December 31, 2007	5,738,759	$6.95	6.54	$784,022

At December 31, 2007, the Company had 6,986,189 options available for grant under its option plans.

At December 31, 2007, the Company had $4.1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 2.6 years. This amount excludes unrecognized stock-based compensation expense that relates to non-employee stock options.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2007:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.10 – 1.87	1,419,640	6.80	$1.65	1,041,983	$1.65
2.05 – 2.88	363,812	8.36	2.59	173,156	2.63
2.95 – 2.95	3,348,919	8.54	2.95	1,834,737	2.95
3.00 – 3.08	141,000	9.35	3.00	19,125	3.01
3.10 – 3.10	1,631,502	8.41	3.10	527,980	3.10
3.11 – 4.74	1,716,650	7.15	3.59	940,408	3.82
5.23 –889.40	1,236,263	3.48	26.05	1,201,370	22.47

Total	9,857,786	7.40	$5.78	5,738,759	$6.95

Employee stock-based compensation recognized in 2007 and 2006 as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for the periods prior to the adoption of SFAS 123(R) use the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Stock Options
	2007	2006	2005
Risk-free interest rate	4.66%	4.71%	3.91%
Expected volatility	51%	59%	99%
Expected life (in years)	5	5	5
Dividend yield	0%	0%	0%

Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve.

The expected volatility of the stock options in 2007 and 2006 was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure in addition to mean reversion. In 2005, the expected volatility was based on historical data.

In the analysis of expected life the Company used an approach that determines the time from grant to exercise for options that have been exercised and adjusts this number for the expected time to exercise for options that have not yet been exercised. The expected time to exercise for options that have not yet been exercised is calculated from grant to the midpoint of contractual termination of the option and the later of measurement date or vesting date. All times are weighted by number of option shares in developing the expected life assumption. In 2005, the expected life was based on historical data.

There were no employee stock purchase rights grants in 2007, 2006 or 2005. The weighted-average fair value of options granted in 2007 and 2006 was $1.51 and $1.62 per share, respectively. The weighted-average fair value and exercise price of options granted in 2005 whose exercise price was equal to the market price of the stock on the grant date was $1.23 and $1.60 per share, respectively. The weighted-average fair value and exercise price of options granted in 2005 whose exercise price exceeded the market price of the stock on the grant date was $1.07 and $1.87 per share, respectively.

The forfeiture rate of employee stock options for 2006 and 2007 was calculated using the Company’s historical terminations data. Forfeitures of employee stock options for 2005 were accounted for on an as-incurred basis.

Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123. Compensation expense for pro forma purposes was reflected over the vesting period, in accordance with the method described in FIN 28. The following table presents the pro forma effect of the related adjustments on net loss and net loss per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

Year Ended December 31, 2005
Net loss, as reported	$(17,966)
Add: Stock-based employee compensation expense included in reported net loss	38
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(7,393)

Net loss, pro forma	$(25,321)

Basic and diluted net loss per share:
As reported	$(0.58)
Pro forma	$(0.82)

The Company had used the intrinsic-value method in accounting for its stock-based compensation plans prior to 2006. Accordingly, compensation cost had been recognized in the financial statements for those options issued with exercise prices at less than fair value on the date of grant. These amounts were included as a component of stockholders’ equity (deficit) and were being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in FIN 28. Amortization of deferred stock-based compensation was $38,000 in 2005. No options were granted with an exercise price below the fair market value during fiscal years 2007, 2006 and 2005.

Note 8. Warrant Liability

The warrants issued to the Investors in June, September and October 2005 (collectively referred to as the “Warrants”) had cash penalties for the failure to register the underlying shares of common stock. Pursuant to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company recorded the Warrants as liabilities at their fair value using the Black-Scholes valuation model with changes in value reported to other income or expense each period. For the years ended December 31, 2007 and 2006, $0 and $774,000 were recorded to other expense for the change in fair value of the Warrants. For the year ended December 31, 2005, $331,000 was recorded to other income for the change in fair value of the Warrants.

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

Note 9. Restructuring Costs

As of December 31, 2007, the Company has $2.8 million in recorded restructuring liabilities primarily related to excess leased facilities exited before 2003. The restructuring reserve was recorded pursuant to the provisions of EITF 94-3 and continues to be evaluated pursuant to the requirements thereof. Additionally, the Company vacated two buildings during 2005. These charges totaled $186,000 for the year ended December 31, 2005, and were recorded in the Company’s consolidated statements of operations as restructuring costs.

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

In December 2006, the Company determined that it may not be able to sublease a leased facility in Princeton, New Jersey, and changed its assumption of subleasing this excess space. The Company recorded a restructuring charge of $739,000 as of December 31, 2006 mainly related to this change in estimate of sublease assumption that was not subject to any contractual arrangement. In 2006, there was also a restructuring recovery of $36,000 due to the change in estimates of termination of certain employees.

In July 2007, the Company implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to the reduction in work force was approximately $240,000 and expense related to ceasing use of one of our offices was approximately $8,000.

In September 2007, the Company agreed with the landlord of one of the facilities included in the restructuring accrual to surrender the remaining term of the lease in exchange for a lump sum cash payment. As a result of this agreement, the Company recorded additional restructuring expense of approximately $319,000. The lump sum cash payment was primarily made by surrender of the existing lease deposit of approximately $2.1 million.

Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through January 2011 unless the Company negotiates to exit the leases at an earlier date. Sublease payments received were approximately $2.0 million, $1.7 million and $494,000 in the years ended December 31, 2007, 2006 and 2005, respectively.

A summary of restructuring expenses, payments, and liabilities for the years ended December 31, 2005, 2006 and 2007 is as follows (in thousands):

	Severance	Facilities	Total
Restructuring accrual at December 31, 2004	$—	$10,794	$10,794
Restructuring charge	282	186	468
Payments made	—	(4,204)	(4,204)
Sublease payments received	—	494	494

Restructuring accrual at December 31, 2005	282	7,270	7,552
Restructuring charge (recoveries)	(36)	739	703
Payments made	(246)	(3,557)	(3,803)
Sublease payments received	—	1,650	1,650

Restructuring accrual at December 31, 2006	—	6,102	6,102
Restructuring charge	240	327	567
Payments made	(240)	(5,645)	(5,885)
Sublease payments received	—	1,968	1,968

Restructuring accrual at December 31, 2007	$—	$2,752	$2,752

Note 10. Retirement Plan

The Company has a 401(k) retirement plan, which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified amount. The Company, at its discretion, may make additional matching contributions on behalf of the participants of the retirement plan. The Company made no contributions for the years ended December 31, 2007, 2006 and 2005.

eVergance has a 401(k) retirement plan whereby the Company may voluntarily match employee contributions at 100% up to 4% of eligible salary. Since the acquisition date of June 14, 2007, the Company made contributions in the amount of $52,000.

Note 11. Income Taxes

In June 2006, the FASB issued FIN 48. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$145,000
Additions based on tax positions related to the current year	32,000
Additions for positions of prior years	0
Reductions for tax positions of prior years	(32,000)
Settlements	0

Balance at December 31, 2007	$145,000

The Company recognizes interest accrued related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2007, 2006, and 2005, the Company recognized approximately $16,000, ($5,000), and $10,000 in interest and penalties, respectively. The Company accrued approximately $44,000 and $28,000 for the payment of interest and penalties accrued at December 31, 2007 and 2006, respectively.

The tax years 2003-2007 remain open to examination by the major taxing jurisdiction to which the Company is subject. The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2008.

The components of loss before income taxes are as follows:

	December 31,
	2007	2006	2005
United States	$(7,862)	$(2,609)	$(19,661)
International	8	402	1,891

Total	$(7,854)	$(2,207)	$(17,770)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Federal tax benefit at statutory rate	$(2,670)	$(750)	$(6,042)
Current year net operating losses and temporary differences, no tax benefit recognized	2,136	(200)	5,979
Stock-based compensation	493	253	—
Nondeductible warrant expense	—	670	—
Other permanent differences	41	27	63
Foreign taxes	167	219	196

Total income tax expense	$167	$219	$196

In 2007, 2006 and 2005, certain foreign subsidiaries were profitable, based upon application of the Company’s intercompany transfer pricing agreements, which resulted in income tax expense totaling approximately $167,000, $219,000, and $196,000, respectively, in those foreign jurisdictions.

Deferred tax assets (liabilities) consist of the following (in thousands):

	Year Ended December 31,
	2007	2006
Deferred tax assets:
Accruals and reserves	$1,582	$2,808
Property and equipment	6,995	7,996
Credit carryforward	2,296	2,296
Stock based compensation	25,977	25,511
Other	613	646
Net operating loss	174,170	170,007

Gross deferred tax assets	211,633	209,264
Valuation allowance	(211,633)	(209,264)

Net deferred tax assets	$—	$—

The net change in the valuation allowance for the year ended December 31, 2007 was an increase of approximately $2.4 million due to current year losses net of the effect of the expiration of tax carryforwards and other assets. The net change in the valuation allowance for the year ended December 31, 2006 was a decrease of approximately $3.4 million due to current year taxable income net of the effect of the expiration of tax carryforwards and other assets. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

A portion of deferred tax assets relating to net operating losses pertain to acquired net operating loss carryforwards of approximately $8.6 million. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to reduce goodwill or acquired intangibles, if remaining, rather than a reduction of income tax expense.

As of December 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $455 million and $344 million, respectively. The federal and state net operating loss carryforwards, if not offset against future taxable income, will expire by 2026. The Company also had foreign net operating loss carryforwards of approximately $8 million. The foreign losses expire at various dates and some can be carried forward indefinitely. The Company also had federal and state research credit carryforwards of approximately $1.4 million and $1.3 million, respectively. The federal credits will expire by 2022 and the state credits have no expiration.

Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% of the Company, as defined, over a three-year period. The portion of the net operating loss and tax credit carryforwards subject to potential limitation has not been included in deferred tax assets.

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

Note 12. Information About Geographic Areas

The Company considers itself to be in a single industry segment: specifically the licensing and support of its software applications. Revenue classification is based upon customer location. Geographic information on revenues for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
North America	$45,449	$36,894	$30,039
Europe	14,511	16,203	11,848
Asia Pacific	834	933	1,241

	$60,794	$54,030	$43,128

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, are as follows (in thousands):

	December 31,
	2007	2006
United States	$2,854	$1,974
International	105	2,217

	$2,959	$4,191

Note 13. Related Party Transactions

On October 30, 2006, the Company entered into a consulting agreement (“the Consulting Agreement”) with William T. Clifford, a member of the Company’s Board of Directors. Mr. Clifford provided consulting services to the Company’s management as an independent contractor on matters pertaining to strategic planning and business (in addition to his role as a member of the Board of Directors) for a period of twelve months that commenced on January 24, 2006. As of December 31, 2007, the Company had an accrued liability of $59,900 in consideration for his consulting services pursuant to the terms of the Consulting Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In January 2006, Deloitte & Touche LLP informed us that it would resign as our independent registered public accounting firm upon the completion of its review of our financial statements for the quarter and six months ended June 30, 2005.

In March 2006, we appointed Burr, Pilger & Mayer LLP as our new independent registered public accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and the identification of a material weakness in internal control over financial reporting (described below), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Nevertheless, based on a number of factors, including efforts to remediate the material weakness in internal control over financial reporting and the performance of additional procedures by management to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the date and for the period presented and conform with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management identified the following control deficiency as of the end of the period covered by this report that constituted a material weakness:

•

Period-end financial reporting process—We did not maintain effective controls over the period-end reporting process, including controls with respect to the review, supervision, and monitoring of accounting operations for both domestic and international operations, as set forth below.

¡

Account reconciliations over balance sheet accounts, including deferred revenue and financial statement disclosures and both recurring and nonrecurring journal entries, were not always adequately reviewed and approved for completeness on a timely basis.

¡	We did not design and maintain effective controls to ensure the completeness, accuracy, and timeliness of the recording of accrued liabilities, reserves, and operating expenses.

¡

A new ERP system was implemented in the third quarter of 2007 that caused delays in reporting and performance of manual controls while personnel worked on the change in system reporting. Although the ERP system was in place for the year end reporting, the controls implemented were not considered to be in place for a sufficient amount of time to be considered effective as of the end of the period covered by this report.

This material weakness could result in misstatements of substantially all of our financial statement accounts that would not be prevented or detected on a timely basis and would result in a material misstatement of our annual or interim consolidated financial statements.

Our independent registered public accounting firm, Burr, Pilger & Mayer LLP, has audited the effectiveness of our internal control over financial reporting as of the end of the period covered by this report and has issued an attestation report on our internal control, which is included herein.

Remediation Plan

Our management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness in our internal controls over period-end financial reporting process. These remediation efforts outlined below are intended to address the identified material weakness and to enhance our overall financial control environment.

•	We have effected personnel changes in our accounting and financial reporting functions.

•

We will continue our efforts to establish or modify specific processes and controls to provide reasonable assurance with respect to the accuracy and integrity of accounting entries and account reconciliations and the appropriate review and approval thereof. These efforts include:

¡

Implementing and clarifying specific accounting and finance policies, applicable worldwide, regarding the establishment, increase, and release of accrued liability and other balance sheet reserve accounts.

¡	Enhancing the development and monitoring of processes and controls to ensure that appropriate account reconciliations and journals are prepared and reviewed as part of standardized procedures.

¡

Implementing a new ERP system for our domestic and international operations. We expect that the design and implementation of a new ERP system will improve the reliability of our financial reporting by reducing: the need for manual processes, subjective assumptions, and management discretion; the opportunities for errors and omissions; and our reliance on manual controls to detect and correct accounting and financial reporting inaccuracies.

The Audit Committee has directed our management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the Audit Committee, our management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

We believe the remediation measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Inherent Limitations over Internal Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes;

•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override;

•

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions;

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures; and

•	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

During the third and fourth quarters, and since the end of fiscal year 2007, we have begun the implementation of some of the remedial measures described above, including (a) certain personnel actions; (b) the implementation of more rigorous period-end financial reporting policies and processes involving journal-entry approval, supporting documentation, account reconciliations, accrual review; (c) implementation of system generated controls to eliminate manual controls; and (d) increased oversight of international reporting.

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

Our management, with the oversight of the Audit Committee of the Board of Directors, addressed this material weakness and has implemented controls to remediate this internal control weakness. We believe that we have corrected the material weakness relating to financial reporting for stock-based compensation by the end of the first quarter of 2007. New processes and internal controls have been approved and implemented and we have concluded that as of the period covered by this report, these controls are operating effectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kana Software, Inc.

We have audited the internal control over financial reporting of Kana Software, Inc. and its subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

As of December 31, 2007, the Company had not designed or maintained effective supervisory, monitoring or process controls over the period-end reporting process. Controls over the completeness and accuracy of balance sheet account reconciliations, including deferred revenue and financial statement disclosures, as well as journal entries, both recurring and nonrecurring, were not carried out consistently or effectively. Additionally, the Company did not design or maintain effective supervisory controls to ensure the completeness, accuracy and proper cut-off of expenses. This combination of deficiencies constitutes a material weakness because there is a reasonable possibility that a material misstatement of the consolidated financial statements could result that would not be prevented or detected on a timely basis.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Kana Software, Inc. did not maintain effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kana Software, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007 and the related financial statement schedule and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP

San Jose, California

March 17, 2008

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our executive officers, directors and Audit Committee and compliance with our Code of Ethics and Section 16(a) of the Exchange Act may be found in the sections captioned “Executive Officers,” “Proposal One – Election of Class III Directors,” “Code of Ethics and Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders. This information is incorporated herein by reference.

Our Board of Directors has adopted a Code of Ethics and Conduct applicable to all of our directors, officers and employees, as required by applicable securities laws and the rules of the SEC and listing standards of The NASDAQ Global Market. A copy of our Code of Ethics and Conduct is posted in the Corporate Governance section of our Internet website at www.kana.com under Investor Relations.

ITEM 11.	EXECUTIVE COMPENSATION.

Information with respect to this item may be found in the section captioned “Executive Compensation and Related Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to this item may be found in the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation and Related Information” and “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions and Director Independence” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information with respect to this item may be found in the section captioned “Principal Accountant Fees and Services” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders. This information is incorporated herein by reference.

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

3. Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as amended October 12, 2001.	10-K	000-27163	3.05	3/28/03

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Rights Agreement, dated as of January 26, 2006, by and between Kana Software, Inc. and U.S. Stock Transfer Corporation.	8-K	000-27163	4.02	1/31/06

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Kana Software, Inc. 1999 Employee Stock Purchase Plan, as amended.**	S-4/A	333-59754	10.23	5/18/01

10.03	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.05	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**±	10-Q	000-27163	10.02	11/14/06

10.07	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended, related forms of agreements.**±	S-8	333-38480	4.09	6/02/00

10.08	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**±	S-4/A	333-4896	4.09	11/09/00

10.09	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/09/97

10.10	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II.±	10-Q	000-27163	10.03	5/11/00

10.11	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.±	10-Q	000-27163	10.4	11/13/00

10.12	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

10.13	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

10.14	Warrant to Purchase Common Stock, dated December 10, 2003, between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.16	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.17	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.18	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.19	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.20	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.21	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.22	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.23	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.24	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.26	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.27	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.28	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

10.29	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.30	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/06/06

10.31	Offer letter to John M. Thompson dated October 8, 2004.**	10-Q	000-27163	10.2	11/15/04

10.32	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

10.33	Consulting Agreement, between Kana Software, Inc. and Michael S. Fields, dated as of July 25, 2005.**	8-K/A	000-27163	10.02	11/23/05

10.34	Consulting Agreement, between Kana Software, Inc. and William T. Clifford, dated October 30, 2006.**	8-K	000-27163	10.01	11/03/06

10.35	Offer Letter to Jay A. Jones, dated as of August 14, 2006.**	10-Q	000-27163	10.03	11/14/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.36	Employment Agreement, dated May 4, 2007, between Kana Software, Inc. and Mark A. Angel.**	10-Q	000-27163	10.02	8/14/07

10.37	Offer Letter to Michael J. Shannahan, dated as of February 28, 2008.**					X

10.38	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.39	Description of Executive Compensation Plan for Fiscal Year 2007.**	8-K	000-27163	99.01	10/29/07

10.40	Business Financing Agreement, dated as of November 30, 2005, between Bridge Bank, National Association and Kana Software, Inc.	8-K	000-27163	10.01	12/07/05

10.41	Business Financing Agreement, dated as of December 29, 2005, between Bridge Bank, National Association and Kana Software, Inc.	10-K	000-27163	10.41	7/06/06

10.42	Business Financing Modification Agreement, dated as of December 29, 2005, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.42	7/06/06

10.43	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.43	7/06/06

10.44	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.44	7/06/06

10.45	Amended and Restated Loan and Security Agreement, dated February 27, 2007, between Kana Software, Inc. and Bridge Bank, N.A., as modified by Loan and Security Agreement, dated February 28, 2007 and as amended on May 7, 2007	10-Q	000-27163	10.01	5/14/07

10.46	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Brian Kelly, dated May 31, 2006.**	8-K	000-27163	10.01	6/13/06

10.47	Patent License and Settlement Agreement, dated March 23, 2007, between Kana Software, Inc. and Polaris IP, LLC.†	10-Q	000-27163	10.02	5/14/07

21.01	List of subsidiaries of Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (included on page 97 of this Annual Report on Form 10-K).					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.
†	Confidential treatment has been requested with regard to portions of the exhibit. Such portions were filed separately with the Securities and Exchange Commission.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

KANA SOFTWARE, INC.

	Balance at Beginning of Year	Amounts recorded in Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2007	$155	$160	$(111)	$204
Year ended December 31, 2006	$149	$90	$(84)	$155
Year ended December 31, 2005	$586	$26	$(463)	$149

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, state of California, on March 17, 2008.

Kana Software, Inc.

/s/ MICHAEL S. FIELDS
Michael S. Fields
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Michael S. Fields and Michael J. Shannahan, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each an every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2008	By	/s/ MICHAEL S. FIELDS
Michael S. Fields
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 17, 2008	By	/s/ MICHAEL J. SHANNAHAN
Michael J. Shannahan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 17, 2008	By	/s/ JERRY R. BATT
Jerry R. Batt
Director

Date: March 17, 2008	By	/s/ STEPHANIE VINELLA
Stephanie Vinella
Director

Date: March 17, 2008	By	/s/ WILLIAM T. CLIFFORD
William T. Clifford
Director

Date: March 17, 2008	By	/s/ JOHN F. NEMELKA
John F. Nemelka
Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as amended October 12, 2001.	10-K	000-27163	3.05	3/28/03

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Rights Agreement, dated as of January 26, 2006, by and between Kana Software, Inc. and U.S. Stock Transfer Corporation.	8-K	000-27163	4.02	1/31/06

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Kana Software, Inc. 1999 Employee Stock Purchase Plan, as amended.**	S-4/A	333-59754	10.23	5/18/01

10.03	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.05	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**±	10-Q	000-27163	10.02	11/14/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.07	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended, related forms of agreements.**±	S-8	333-38480	4.09	6/02/00

10.08	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**±	S-4/A	333-4896	4.09	11/09/00

10.09	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/09/97

10.10	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II.±	10-Q	000-27163	10.03	5/11/00

10.11	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.±	10-Q	000-27163	10.4	11/13/00

10.12	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

10.13	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

10.14	Warrant to Purchase Common Stock, dated December 10, 2003, between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

10.15	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.16	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.17	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.18	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.20	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.21	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.22	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.23	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.24	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.25	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.26	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.27	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.28	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.30	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/06/06

10.31	Offer letter to John M. Thompson dated October 8, 2004.**	10-Q	000-27163	10.2	11/15/04

10.32	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

10.33	Consulting Agreement, between Kana Software, Inc. and Michael S. Fields, dated as of July 25, 2005.**	8-K/A	000-27163	10.02	11/23/05

10.34	Consulting Agreement, between Kana Software, Inc. and William T. Clifford, dated October 30, 2006.**	8-K	000-27163	10.01	11/03/06

10.35	Offer Letter to Jay A. Jones, dated as of August 14, 2006.**	10-Q	000-27163	10.03	11/14/06

10.36	Employment Agreement, dated May 4, 2007, between Kana Software, Inc. and Mark A. Angel.**	10-Q	000-27163	10.02	8/14/07

10.37	Offer Letter to Michael J. Shannahan, dated as of February 28, 2008.**					X

10.38	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.39	Description of Executive Compensation Plan for Fiscal Year 2007.**	8-K	000-27163	99.01	10/29/07

10.40	Business Financing Agreement, dated as of November 30, 2005, between Bridge Bank, National Association and Kana Software, Inc.	8-K	000-27163	10.01	12/07/05

10.41	Business Financing Agreement, dated as of December 29, 2005, between Bridge Bank, National Association and Kana Software, Inc.	10-K	000-27163	10.41	7/06/06

10.42	Business Financing Modification Agreement, dated as of December 29, 2005, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.42	7/06/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.43	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.43	7/06/06

10.44	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.44	7/06/06

10.45	Amended and Restated Loan and Security Agreement, dated February 27, 2007, between Kana Software, Inc. and Bridge Bank, N.A., as modified by Loan and Security Agreement, dated February 28, 2007 and as amended on May 7, 2007	10-Q	000-27163	10.01	5/14/07

10.46	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Brian Kelly, dated May 31, 2006.**	8-K	000-27163	10.01	6/13/06

10.47	Patent License and Settlement Agreement, dated March 23, 2007, between Kana Software, Inc. and Polaris IP, LLC.†	10-Q	000-27163	10.02	5/14/07

21.01	List of subsidiaries of Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (included on page 97 of this Annual Report on Form 10-K).					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.
†	Confidential treatment has been requested with regard to portions of the exhibit. Such portions were filed separately with the Securities and Exchange Commission.