Form 10-K/A
period 2007-12-31
KANA SOFTWARE INC
filed 2008-04-29
CIK 1089907

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $93,546,679 based upon the closing sales price of the Registrant’s common stock as reported on the Over the Counter Bulletin Board of $3.10.

As of March 31, 2008, the Registrant had outstanding approximately 41,212,578 shares of common stock, $0.001 par value per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended December 31, 2007 that we filed on March 17, 2008 with the Securities and Exchange Commission. We are filing this Amendment No. 1 to provide the information required by Items 10, 11, 12, 13 and 14 of Part III and to update the information contained in Item 15 of Part IV. Except as described above, no other amendments are being made to our Annual Report on Form 10-K filed on March 17, 2008.

Kana Software, Inc.

Form 10-K/A

For the Fiscal Year Ended December 31, 2007

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our Board of Directors currently consists of five (5) directors and is divided into three classes with staggered three-year terms. The names of our directors and certain biographical information about each, including their ages, as of March 31, 2008, are set forth below:

Name	Age	Position
Michael S. Fields	62	Chairman of the Board of Directors and Chief Executive Officer

Jerry R. Batt (2)(3)	57	Director

William T. Clifford (1)(2)	61	Director

John F. Nemelka (2)	42	Director

Stephanie Vinella (1)(3)	53	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance and Nominating Committee

Michael S. Fields. Mr. Fields joined our Board of Directors in June 2005 and since July 2005, has been serving as our Chairman of the Board of Directors. From July 2005 to August 2005, Mr. Fields served as our acting President. In August 2005, Mr. Fields was appointed as our Chief Executive Officer. Mr. Fields was Chairman and Chief Executive Officer of The Fields Group, a venture capital and management consulting firm, from May 1997 to December 2005. In June 1992, Mr. Fields founded OpenVision Technologies, Inc., a supplier of computer systems management applications for open client/server computing environments, and served as its Chief Executive Officer from July 1992 to July 1995 and Chairman of its Board of Directors from July 1992 to April 1997. Prior to these positions, Mr. Fields served as President at Oracle U.S.A., Inc., and managed sales organizations at Applied Data Research and Burroughs Corporation. Mr. Fields also serves on the Board of Directors of Imation Corporation and two privately-held companies, ViaNovus, Inc. and Crucian Global Services, Inc. Mr. Fields is a Class III Director whose current term expires at this year’s annual meeting of stockholders.

Jerry R. Batt. Mr. Batt joined our Board of Directors in August 2003. Mr. Batt has served as Vice President and Chief Information Officer of Pulte Homes, Inc., a national home building and construction company, since September 2003. From July 2001 to February 2003, Mr. Batt was Chief Information Officer and Vice President of Sprint PCS, a communications company. From April 2000 to July 2001, Mr. Batt co-founded and was Chief Executive Officer of Foxfire Consulting, an IT consulting and systems integration firm specializing in the telecommunications industry. From 1973 to January 2000, Mr. Batt held various positions at AT&T, a communications company, where he was responsible for consumer long distance account management and billing and customer service platforms. Mr. Batt holds B.S. degrees in Industrial Engineering and Operations Research from Virginia Tech University. Mr. Batt is a Class II Director whose current term expires at the annual meeting of stockholders to be held in 2010.

William T. Clifford. Mr. Clifford joined our Board of Directors in December 2005. Since August 2005, Mr. Clifford has served as Chairman of the Board of Directors and Chief Executive Officer of Aperture Technologies, Inc., a data center management software solutions company. He served on the Board of Directors of Aperture Technologies, Inc. from 2003 until his appointment as Chairman of the Board of Directors and Chief Executive Officer in August 2005. From 2001 to 2003, Mr. Clifford served as a General Partner of The Fields Group. From 1993 to 2000, Mr. Clifford served as President and Chief Executive Officer of Gartner Group, Inc., an information technology research and market company. Prior to these positions, Mr. Clifford was President of the Central and National Account divisions and Corporate Vice President, Information Systems Development at Automatic Data Processing, Inc., a transaction processing and data communication services company. Mr. Clifford holds a B.A. degree in Economics from the University of Connecticut. Mr. Clifford also serves on the Board of Directors of two privately-held companies, ViaNovus, Inc. and GridApp, Inc. Mr. Clifford is a Class II Director whose current term expires at the annual meeting of stockholders to be held in 2010.

John F. Nemelka. Mr. Nemelka joined our Board of Directors in October 2005. Mr. Nemelka founded NightWatch Capital Group, LLC, an investment management business, and has served as its Managing Principal since its incorporation in July 2001. From 1997 to 2000, Mr. Nemelka was a Principal at Graham Partners, a private investment firm and affiliate of the privately-held Graham

Group. From 2000 to 2001, Mr. Nemelka was a Consultant to the Graham Group. Mr. Nemelka holds a B.S. degree in Business Administration from Brigham Young University and an M.B.A. degree from the Wharton School at the University of Pennsylvania. Mr. Nemelka also serves on the Board of Directors of a privately-held company, SanuWave, Inc. Mr. Nemelka is a Class III Director whose current term expires at this year’s annual meeting of stockholders.

Stephanie Vinella. Ms. Vinella joined our Board of Directors in November 2004. Since November 2007, Ms. Vinella has served as Chief Financial Officer of Panasas, Inc., a computer hardware company. From January 2005 to September 2007, Ms. Vinella served as Chief Financial Officer of Nextance Inc., a provider of enterprise contract management solutions. From November 1999 to August 2004, Ms. Vinella served as Chief Financial Officer of AlphaBlox Corporation, a business analytic software company. From 1990 to 1999, Ms. Vinella served as Chief Financial Officer of Edify Corporation, a software company. Ms. Vinella holds a B.S. degree in Accounting from the University of San Francisco and an M.B.A. degree from Stanford University. Ms. Vinella is a Class I Director whose current term expires at the annual meeting of stockholders to be held in 2009.

Executive Officers

The names of our current executive officers and certain biographical information about each, including their ages, as of March 31, 2008, are set forth below:

Name	Age	Position
Michael S. Fields	62	Chairman of the Board and Chief Executive Officer

Michael J. Shannahan	59	Executive Vice President and Chief Financial Officer

Mark A. Angel	49	Senior Vice President, Corporate Development and Strategy

William A. Bose	41	Vice President and General Counsel

Marchai B. Bruchey	50	Senior Vice President and Chief Marketing Officer

Sham Chotai	43	Senior Vice President, Engineering

Charles H. Isaacs	49	Chief Technology Officer

Jay A. Jones	53	Senior Vice President and Chief Administrative Officer

Daniel A. Turano	59	Senior Vice President, Worldwide Field Operations

Chad A. Wolf	37	Vice President and President of eVergance Partners LLC

Michael S. Fields. Mr. Fields’ biographical information appears above, under “Board of Directors.”

Michael J. Shannahan. Since March 2008, Mr. Shannahan has served as our Executive Vice President and Chief Financial Officer. Mr. Shannahan was a member of our Board of Directors from June 2005 to March 2008. From February 2005 to February 2008, Mr. Shannahan served as Chief Financial Officer of Medsphere Systems Corporation, a software company in the healthcare industry. Mr. Shannahan also has served as Chief Financial Officer of Chordiant Software, Inc., a management software company, from October 2003 to September 2004; Sanctum Inc., a web applications security company, from October 2001 to November 2002; Broadband Office, Inc., a communication services company, from January 2001 to September 2001; and mySimon, Inc., an e-commerce company from August 1999 to January 2001. Prior to these positions, Mr. Shannahan spent 18 years with KPMG Peat Marwick, an accounting firm, as a Partner in the Information, Communication and Entertainment practice. Mr. Shannahan holds a B.S. degree in Business Administration with a concentration in Accounting and a B.A. degree from Rockhurst College. Mr. Shannahan also serves on the Board of Directors of Critical Path, Inc.

Mark A. Angel. Since May 2007, Mr. Angel has served as our Senior Vice President of Corporate Development and Strategy. Prior to joining KANA, from January 1998 to March 2007, he served as Chief Technology Officer of KNOVA Software Inc., a service resolution management software company that is now a division of Consona Corporation. Prior to KNOVA, Mr. Angel founded and served as Chief Executive Officer of Papyrus Technology, which was acquired by Ernst & Young, in 1997 and Kanisa Inc., which was acquired by ServiceWare Technologies, Inc. in 2005. Mr. Angel has served on the Board of Directors of Avidence, Inc., a private company, since May 2006.

William A. Bose. Mr. Bose has served as our Vice President and General Counsel since August 2006. Mr. Bose served in a number of legal positions at KANA from September 1999 to August 2006. Mr. Bose holds a B.A. degree from the University of California at Santa Barbara and a J.D. degree from Santa Clara University School of Law. Mr. Bose is a member of the California Bar.

Marchai B. Bruchey. Since September 2005, Ms. Bruchey has served as our Senior Vice President and Chief Marketing Officer with responsibility for global marketing and strategic alliances. Ms. Bruchey joined KANA in January 1998 as our Senior Vice President of Strategic Alliances and served in this role until September 2005. Prior to joining KANA, Ms. Bruchey spent 18 years with Digital Equipment Corporation, a computer manufacturing company, where she held positions in sales, sales management, alliances and alliances management. Ms. Bruchey holds a B.S. degree in Finance and Marketing from Queens College.

Sham Chotai. Since June 2007, Mr. Chotai has served as our Senior Vice President of Engineering. From April 2006 to March 2007, Mr. Chotai served as Vice President of Engineering at KNOVA Software, Inc. Mr. Chotai co-founded DecisionView Software, Inc., an analytics technology company, in October 2002, and served as Chief Technology Officer of DecisionView Software, Inc. from October 2002 until October 2005. Mr. Chotai holds a B.A.Sc. degree in Electrical Engineering from the University of Toronto, with a specialty in adaptive/intelligent control systems.

Charles H. Isaacs. Since August 2004, Mr. Isaacs has served as our Chief Technology Officer. From December 1999 to August 2004, Mr. Isaacs served as the Chief Technology Officer of Primus Knowledge Solutions, an enterprise software company, where he was responsible for technology oversight. Mr. Isaacs holds a B.S. degree in Electrical Engineering from the University of California at Santa Barbara and an M.B.A. degree from California Lutheran University.

Jay A. Jones. Since September 2006, Mr. Jones has served as our Senior Vice President and Chief Administrative Officer. Mr. Jones served as Senior Vice President, Chief Information Officer of VERITAS Software Corporation, an enterprise storage and performance company, from September 2004 to December 2005. From January 1999 to September 2004, Mr. Jones served as Chief Administrative Officer of VERITAS Software Corporation, and from March 1993 to January 1999, he served as Vice President, General Counsel and Secretary of VERITAS Software Corporation and OpenVision Technologies, Inc., which was acquired by VERITAS Software Corporation. Prior to OpenVision Technologies, Inc., Mr. Jones was senior corporate counsel for Oracle Corporation. Mr. Jones holds a B.S. degree in architecture from Howard University, an M.S. degree in City Planning from the University of California at Berkeley and a J.D. degree from the University of California at Berkeley. Mr. Jones is a member of the California Bar.

Daniel A. Turano. Since July 2007, Mr. Turano has served as our Senior Vice President, Worldwide Field Operations. Mr. Turano joined KANA in August 2006 as our Vice President, Global Financial Services Solutions and served in that position until his promotion to Senior Vice President, Worldwide Field Operations in July 2007. From March 2005 to August 2006, Mr. Turano served as the Vice President of Sales, East of ClairMail, Inc., a software and wireless communications company. From September 2003 to March 2005, Mr. Turano served as Senior Vice President, Commercial Account Collections of Intellerisk Management Systems, a collections agency. Mr. Turano previously served as the Executive Vice President, Sales and Field Operations of Dynamic Mobile Data, a software and wireless communications company from September 2002 to September 2003. Mr. Turano has also served on the Board of Directors of The Advisory Council, a private company, since January 2003. Mr. Turano holds a B.S. degree in Business Management from Saint Peter’s College and an M.B.A. degree in Marketing from Fairleigh Dickenson University.

Chad A. Wolf. Since June 2007, Mr. Wolf has served as our Corporate Vice President and President of eVergance Partners LLC, a management consulting and systems integration company acquired by KANA in June 2007. From August 2002 to June 2007 Mr. Wolf served as President of eVergance Partners LLC. Mr. Wolf holds an M.S. degree in Industrial Engineering and Operations Management from Kansas State University and a B.S. degree in Industrial Engineering.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based solely on our review of reporting forms filed by our directors, executive officers and persons who hold more than 10% of our outstanding common stock, we believe that during 2007 such persons filed the reports required under Section 16(a) of the Exchange Act on a timely basis, with the exception of a late Form 4 filed for Daniel A. Turano on September 18, 2007 to report the grant to Mr. Turano of an option to purchase 90,000 shares of our common stock on September 13, 2007.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics and Conduct applicable to all of our directors, officers and employees, as required by applicable securities laws and the rules of the United States Securities and Exchange Commission (the “SEC”) and listing standards of The NASDAQ Stock Market. A copy of the Code of Ethics and Conduct is posted in the Corporate Governance section of our Internet website at www.kana.com under “Investor Relations.”

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

Audit Committee

We have a separately-designated standing Audit Committee of the Board of Directors established in accordance with Rule 10A-3 promulgated under the Exchange Act, which is currently comprised of Ms. Vinella and Mr. Clifford, each of whom meets the independence and other requirements to serve on our Audit Committee under applicable securities laws and the rules of the SEC and listing standards of The NASDAQ Stock Market. Our Board of Directors has determined that Ms. Vinella is an “audit committee financial expert” as defined in the rules of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

Our executive compensation philosophy reflects our belief in a “pay for performance” model that is intended to closely align our executive officers’ compensation with our performance on both a near- and long-term basis, which we believe can lead to increased stockholder value. Our executive compensation program aims to create value for our stockholders through the attraction, retention and motivation of a superior leadership team. We believe that the skills, experience and dedication of our executive officers are critical factors that contribute directly to our operating results. As a result, our executive compensation program is designed to attract individuals who have the skills to achieve our strategic goals, to reward those individuals fairly over time, to retain those individuals who continue to perform at or above the levels that we expect, and to encourage those individuals’ innovation and promote accountability for our performance.

Our executive compensation program currently has four primary elements: (i) base salary, (ii) cash incentives awarded over the near term under a performance-based, non-equity incentive plan, (iii) equity-based long-term incentives awarded under our equity incentive plans, and (iv) other benefits, which include benefits that are available generally to all salaried employees. We have not adopted any formal or informal policies or guidelines for allocating compensation between near- and long-term compensation and between cash and equity compensation. We seek to offer total compensation that is competitive with the compensation offered by companies with which we compete for executive talent in order to recruit and retain our executive officers. In addition, we believe that a mix of both cash and equity incentives is appropriate, as competitive cash incentives reward executive officers in the near term for achieving strategic goals and equity incentives motivate executive officers to achieve strategic goals over the longer term through the imposition of vesting conditions, which also promotes retention over a multi-year period.

The executive officers listed in the Summary Compensation Table, whose compensation is discussed in this Compensation Discussion and Analysis, are referred to as our “named executive officers.” For fiscal year 2007, our named executive officers are our Chief Executive Officer, Michael S. Fields, our former Chief Financial Officer, John M. Thompson, who retired from this position in February 2008, the three most highly compensated executive officers for 2007, Marchai B. Bruchey, Jay A. Jones and Daniel A. Turano, and our former Senior Vice President, Global Sales and Service, William A. Rowe, for whom disclosure would have been provided as one of the three most highly compensated executive officers for 2007 but for the fact that he was not serving as an executive officer on December 31, 2007.

On February 28, 2008, we entered into an employment offer letter with Michael J. Shannahan, who began serving as our Chief Financial Officer as of March 2008. Our compensation arrangement with Mr. Shannahan is described in the section “Material Terms of Employment Agreements” below that follows the Grants of Plan-Based Awards table.

How Executive Compensation Is Set

Our Board of Directors has delegated to the Compensation Committee primary authority to develop our executive compensation philosophy and to administer the executive compensation program that implements our philosophy. The Compensation Committee is composed of three non-employee members of our Board of Directors, all of whom are independent under the standards established by the NASDAQ Stock Market.

Each year, the Compensation Committee reviews, recommends, and approves the mix of compensation elements and compensation levels for each of our executive officers. To evaluate whether the balance between the different elements of compensation and overall compensation levels for our executive officers are competitive enough to further our goals of attracting, retaining and incentivizing a superior leadership team, the Compensation Committee reviews and analyzes the compensation practices of comparable companies with which we generally compete for hiring executives. For 2007, the Compensation Committee engaged Compensia, Inc. (“Compensia”), an outside compensation consulting firm that focuses primarily on technology companies, to assist with its review and analysis of comparable company compensation practices. Compensia collected market survey data on the compensation practices of comparable companies, performed an analysis of those compensation practices and provided recommendations to the Compensation Committee regarding our executive compensation program and suggested compensation level adjustments.

Our Compensation Committee uses the data provided by Compensia as one of several factors in its decisions regarding executive officer compensation. The Compensation Committee gives weight to many other factors, including, but not limited to:

•	the scope of the executive officers’ responsibilities;

•	the executive officer’s performance measured against strategic goals established for that individual;

•	our past and current business performance and future expectations;

•	our long-term goals and strategies;

•	for each executive officer, other than our Chief Executive Officer, the evaluation and recommendation of our Chief Executive Officer;

•	relative pay levels among the executive officers;

•	the amount of base salary in the context of the executive officer’s total compensation and other benefits;

•	the balance between performance-based cash incentives and the other elements of the executive officer’s total compensation;

•	the balance between equity-based incentives and the other elements of the executive officer’s total compensation.

The performance-based, cash incentive compensation plan approved by our Compensation Committee in 2007 and described in the section “The Executive Compensation Plan” below, reflects input from certain executive officers, including our Chief Executive Officer, former Executive Vice President and Chief Financial Officer, current Senior Vice President and Chief Administrative Officer and Vice President and General Counsel.

The Elements of Executive Compensation

For 2007, the elements of compensation for our named executive officers were:

•	base salary;

•	cash incentives;

•	equity-based long-term incentives; and

•	other benefits.

Our Compensation Committee reviews each of the above compensation elements, as well as the overall compensation for each named executive officer.

Base Salary

We seek to provide our executive officers with a base salary that is appropriate for their roles and responsibilities and that provides them with a level of income stability. We utilize salary as the base amount necessary to retain executive talent and fix base compensation at a level we believe enables us to hire and retain individuals in our environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals.

The Compensation Committee reviews base salaries annually and adjusts them from time to time in light of our financial performance, market conditions, a desire to achieve internal pay equity and individual factors including responsibilities, qualitative performance, experience, and salary history. The Compensation Committee also utilizes executive compensation salary benchmark data for the Bay Area originally compiled by Radford Surveys + Consulting, and provided to us by Compensia, when adjusting the base salary of our named executive officers to ensure that they remain competitive with market practices.

In 2007, the Compensation Committee approved base salary increases for Messrs. Thompson, Rowe and Jones of $15,000, $75,000, and $15,000, respectively. The base salary increases were intended to align the named executive officers’ base salaries more closely with competitive practices and, in the case of Mr. Rowe, as a result of his increased worldwide responsibilities in 2007. In addition, our Compensation Committee approved a base salary increase for Mr. Turano of $70,000 in conjunction with his promotion to the position of Senior Vice President, Worldwide Field Operations in July 2007 when he replaced Mr. Rowe. At that time, Mr. Rowe’s salary returned to its pre-increase level. The salaries earned by our named executive officers in 2007 are listed below in the Summary Compensation Table.

Cash Incentives

The Executive Compensation Plan

In 2006 we created, and our Compensation Committee approved, a performance-based, non-equity incentive compensation plan to encourage our executive officers to reach our goals of increasing profit and operating at sustainable profit and cash levels (the “Executive Compensation Plan”). These objectives are designed to advance our strategic business goals, enhance profitability and increase stockholder value. The 2007 Executive Compensation Plan, which was discussed by the Compensation Committee in April and June 2007 and later approved in October 2007, awarded cash incentives to our executive officers based on:

•	our achievement of annual and quarterly profit targets;

•	our achievement of annual and quarterly revenue targets;

•	our achievement of quarterly positive cash from operations targets; and

•	their quarterly achievement of individualized personal objectives.

Recognizing the continued importance of expanding our cash reserves, the 2007 Executive Compensation Plan also awarded our executive officers with a special cash bonus if we achieved non-GAAP net profits that were 10% or more above the quarterly and annual targets.

The corporate financial performance targets in the 2007 Executive Compensation Plan were defined (i) for profit, as the quarterly and annual non-GAAP net profit targets in our 2007 budget, as approved by our Board of Directors, which excludes certain non-cash expenses such as stock-based compensation expense and warrant liability expense; (ii) for revenue, as the quarterly and annual total revenue targets in our 2007 budget; and (iii) for positive cash from operations, as the growth in quarter-ending net cash (gross cash and cash equivalents less any draw down on the bank line of credit for operating uses) from the preceding quarter. The Compensation Committee believed that the 2007 corporate financial performance targets were sufficiently challenging to achieve because they represented a significant profit, revenue growth and cash increases compared to our performance in 2006. The Compensation Committee also acknowledged that the performance targets addressed the areas of improvement that we needed to focus on and were allocated according to importance by business area.

Mr. Rowe did not participate in the 2007 Executive Compensation Plan because he stepped down from his position prior to the Compensation Committee’s approval of the plan in October 2007. Therefore, solely for purposes of the discussion of our 2007 Executive Compensation Plan below, Mr. Rowe is not one of the “named executive officers” being discussed. In addition, although Mr. Turano participated in our 2007 Executive Compensation Plan, his cash incentive compensation plan is not based on our achievement of positive cash from operations targets or individualized personal objectives. His cash incentive compensation plan is described in the section “Commission Plan” below.

The individualized personal objectives or management by objectives (“MBO”) component of our 2007 Executive Compensation Plan established quarterly operational objectives for our each of our named executive officers, except for Mr. Turano, who does not have an MBO component as part of his compensation plan. The individualized objectives were set on a quarterly basis by Mr. Fields and approved by our Compensation Committee. Typically, each named executive officer has three to five MBO targets in any quarterly period that are tailored to suit the executive officer’s specific position and responsibilities and designed to further our operational goals. In 2007, the MBO targets for Mr. Fields included setting the quarterly MBO targets for our other executive officers, completing our acquisition of eVergance Partners LLC and analyzing and improving our business plan for 2007. The MBO targets for Mr. Thompson included management of his area of responsibility and the completion of a registered direct offering of 4.0 million shares of our common stock during 2007. The MBO targets for Ms. Bruchey included operational objectives within her area of responsibility including lead generation and other contributions to sales efforts and the development of our marketing plan. The MBO targets for Mr. Jones included the implementation of an internal business management system and new hire recruiting program, and managing the integration of various departments of eVergance Partners LLC after the completion of the acquisition.

Under the 2007 Executive Compensation Plan, if we had achieved 100% of the quarterly and annual profit and revenue targets and quarterly positive cash from operations targets, and each named executive officer that had an MBO component had achieved his or her quarterly MBO targets, then our named executive officers would have received a fixed, minimum cash incentive award that was equal to a certain percentage of his or her individual annual base salary (the “Base Bonus Amount”). The percentage of each named executive officer’s annual base salary that constituted the Base Bonus Amount was based on the named executive officer’s experience, position and responsibilities and our annual financial and strategic goals. The Base Bonus Amount for each of our named executive officers and the percentage that the Base Bonus Amount reflected of the named executive officer’s base salary is set forth in the table below.

For 2007, the Compensation Committee approved a Base Bonus Amount for Mr. Fields that equaled his 2006 Base Bonus Amount and approved increases to the Base Bonus Amounts for Mr. Thompson, Mr. Jones, and Ms. Bruchey in the amounts of $8,000, $20,000, and $50,000, respectively. These increases were intended to align their cash incentive levels more closely with competitive practices. In addition, the Compensation Committee reviewed and approved a Base Bonus Amount for Mr. Turano in conjunction with his promotion to the position. His eligibility for the Base Bonus Amount commenced on July 1, 2007 at the beginning of our third fiscal quarter.

Name	Position	Base Bonus Amount	As a Percentage of Salary
Michael S. Fields	Chief Executive Officer	$234,000	65%

John M. Thompson	Former Executive Vice President and Chief Financial Officer	$125,000	50%

Marchai B. Bruchey	Senior Vice President and Chief Marketing Officer	$200,000	100%

Jay A. Jones	Senior Vice President and Chief Administrative Officer	$125,000	56%

Daniel A. Turano	Senior Vice President, Worldwide Field Operations	$225,000	100%

William A. Rowe	Former Senior Vice President, Global Sales and Service	n/a	n/a

The allocation of the 2007 Executive Compensation Plan’s performance targets within each of our named executive officer’s Base Bonus Amounts differed according to the named executive officer’s experience, position and responsibilities. The table below sets forth the respective allocations for each of our named executive officers.

		Base Bonus Amount

Name	Position	Profit Target	Revenue Target	Positive Cash from Operations Target	MBO Target	Total
Michael S. Fields	Chief Executive Officer	50%	25%	10%	15%	100%

John M. Thompson	Former Executive Vice President and Chief Financial Officer	50%	25%	10%	15%	100%

Marchai B. Bruchey	Senior Vice President and Chief Marketing Officer	25%	50%	10%	15%	100%

Jay A. Jones	Senior Vice President and Chief Administrative Officer	50%	25%	10%	15%	100%

Daniel A. Turano (1)	Senior Vice President, Worldwide Field Operations	25%	75%	n/a	n/a	100%

William A. Rowe (2)	Former Senior Vice President, Global Sales and Service	n/a	n/a	n/a	n/a	n/a

(1)	Mr. Turano did not participate in the 2007 Executive Compensation Plan until July 2007 when he was promoted to the position of Senior Vice President, Worldwide Field Operations. Unlike the other named executive officers, Mr. Turano’s revenue target was earned as commissions on revenue, and was based on our achievement of annual revenue targets within three of our operating units: license and OnDemand, maintenance and professional services. Mr. Turano’s commission-based earnings are described in more detail below, in the section “Commission Plan.”
(2)	Mr. Rowe stepped down in July 2007 before the 2007 Executive Compensation Plan was formally approved by the Compensation Committee in October 2007. Therefore, Mr. Rowe did not participate in the 2007 Executive Compensation Plan. All of his variable compensation was paid in accordance with a sales compensation plan.

Once the Base Bonus Amount was allocated among the four performance targets under our 2007 Executive Compensation Plan, the performance targets were allocated quarterly and annually, as applicable. The table below provides the quarterly and annual allocations for each of the performance targets, with the exception of the revenue targets for Mr. Turano, which are described in the section “Commission Plan” below. If we had achieved 100% of the quarterly and annual profit and revenue targets and quarterly positive cash from operations targets, and each named executive had achieved his or her MBO targets, then each named executive officer would have been entitled received the percentage of his or her Base Bonus Amount that was allocated to the achievement of the particular performance target. For example, if we had achieved 100% of our profit target for the first quarter of 2007, then Mr. Fields would have been entitled to receive 12.5% of the 50% of his Base Bonus Amount that was allocated to achievement of the profit target, or $14,625.

	Quarterly and Annual Allocations for Each Performance Target
Performance Targets	Q1	Q2	Q3	Q4	Annual	Total
Profit	12.5%	12.5%	12.5%	12.5%	50%	100%

Revenue	15%	15%	15%	15%	40%	100%

Positive Cash from Operations	25%	25%	25%	25%	n/a	100%

MBO	25%	25%	25%	25%	n/a	100%

In addition, if we had achieved more than 10% of our quarterly and annual profit targets, the 2007 Executive Compensation Plan provided for an additional cash bonus to be paid to each of our named executive officers that was not included within their Base Bonus Amounts. An additional 5% of the portion of each named executive officer’s Base Bonus Amount that was allocated to achievement of profit targets could have been paid at the end of each quarter for each increment of 10% by which our quarterly profit exceeded the 2007 Executive Compensation Plan’s quarterly profit target. For example, if we had exceeded our quarterly profit target by 20% in the first quarter, the additional cash bonus awarded to Mr. Fields in the first quarter would have been equal to 10% of $117,000, which was the portion of Mr. Fields’ Base Bonus Amount that was allocated to the achievement of our profit target, or $11,700. The 5% multiplier was capped at 15% per quarter for each named executive officer. An additional 10% of the portion of each named executive officer’s Base Bonus Amount that was allocated to achievement of profit targets could have been paid at the end of the year for each increment of 10% by which our annual profit exceeded the 2007 Executive Compensation Plan’s annual profit target. The 10% multiplier was capped at 60% for the year for each named executive officer. Mr. Turano was not eligible for this additional cash bonus award.

In order for our named executive officers to have received cash incentive awards under the 2007 Executive Compensation Plan, our performance must have met or exceeded the quarterly and annual profit and revenue targets and quarterly cash from operations targets. In certain rare cases, our named executive officers may receive a portion of their MBO bonus award even though they do not meet their MBO targets. In 2007, we did not achieve our profit, revenue or cash from operations targets in any quarter or at year-end. Therefore, none of our named executive officers were awarded that portion of their Base Bonus Amounts that was attributable to our achievement of financial performance targets. All of the named executive officers with quarterly MBO targets met those targets during each quarter of 2007 and was awarded 100% of the portion of each of their Base Bonus Amounts that was allocated to achievement of MBO targets. Mr. Fields earned $35,100 with payment of $8,775 occurring in 2008, Mr. Thompson earned $18,750 with payment of $4,688 occurring in 2008, Mr. Jones earned $18,750 with payment of $4,688 occurring in 2008, and Ms. Bruchey earned $30,000 with payment of $7,500 occurring in 2008.

Commission Plan

Unlike our other named executive officers, Mr. Turano earns up to 75% of his Base Bonus Amount as commissions on revenue based on our achievement of annual revenue targets within three of our operating units: (i) license and OnDemand, (ii) maintenance, and (iii) professional services. The annual revenue targets for these operating units under the 2007 Executive Compensation Plan were the same as the annual operating unit revenue targets contained in our 2007 budget, as approved by our Board of Directors. For achievement of 100% of the annual license and OnDemand, maintenance and service revenue targets, Mr. Turano would receive a cash commission equal to 65%, 15% and 20%, respectively, of that portion of his Base Bonus Award that is allocated to achievement of annual revenue targets. The remaining 25% of his Base Bonus Amount is based on our achievement of quarterly and annual profit targets and is subject to the quarterly and annual allocations set forth in the table above. In addition, Mr. Turano could have earned one and a half times his commissions-based earnings if our annual license revenue had exceeded the revenue target by 100% and twice his commissions-based earnings if our annual license revenue had exceeded the revenue target by 150%. Mr. Turano did not receive that portion of his Base Bonus Amount that was allocated to our achievement of the profit target because we did not reach that target in 2007, nor did Mr. Turano earn a multiple on his commissions-based earnings in 2007.

2007 Merit Review and Compensation Plan

During 2007 and continuing into 2008, the Compensation Committee and Mr. Jones reviewed and refined a merit-based compensation program (the “Merit Plan”) and compensation leveling for the Merit Plan (with input from Compensia as well as research from Radford Compensation Surveys). The Merit Plan will be a performance-based, incentive plan that includes a component for an increase in compensation of up to a maximum of 4% based on performance. The Merit Plan could also include equity awards based on performance. We anticipate compensating our executive officers under the Merit Plan in 2008.

Equity-Based Long-Term Incentives

We grant equity incentives to our executive officers in several forms, including stock options, performance-based stock options and restricted stock to assist in their retention, to motivate them to assist us with the achievement of certain corporate financial and operational goals and to align their interests with those of our stockholders by providing them with an equity stake in our company. Because our executive officers are awarded stock options with an exercise price equal to at least 100% of the fair market value of our common stock on the date of grant, options will have value to our executive officers only if the market price of our common stock increases after the date of grant.

We maintain the KANA 1997 Stock Option Plan, the KANA 1999 Stock Incentive Plan, the KANA 1999 Special Stock Option Plan and equity compensation plans assumed pursuant to acquisitions of certain companies. We may grant several different forms of equity awards under the KANA 1999 Stock Incentive Plan. In 2007, we only granted stock options to our named executive officers and granted them from the KANA 1999 Stock Incentive Plan. Stock options are typically granted to executive officers when they first join us or in connection with a significant change in responsibilities. We may also grant refresh stock options annually based on merit and performance. The Compensation Committee is responsible for approving equity grants to our executive officers, including option grants for new hires and refresh option grants. New hire stock option grants typically provide for vesting over a four-year period with a six-month cliff, generally expire ten years from the date of grant and vary in amount based on the discretion of the Compensation Committee. When granting stock options to our executive officers, the Compensation Committee considers factors such as the executive officer’s position with, past performance, anticipated future contributions and prior stock option grants. The Compensation Committee also consults with Compensia and looks to option grant levels for comparable positions at other companies with which we compete for executive talent when determining the appropriate amount of stock options to grant our executive officers.

We have implemented a standardized program for the grant date of stock options. If there are stock option grants to consider, then on Monday of the second full week of each month, William A. Bose, our Vice President and General Counsel, provides Michael Shannahan, our Chief Financial Officer, with an initial option grant list for his review and approval. Upon approval by Mr. Shannahan, the option grant list is provided to the Compensation Committee for their review and approval. The Compensation Committee then reviews the proposed stock option grants and renders a recommendation and approval, generally on the Thursday of such week, with the exercise price of the stock options being the closing price of our common stock on the date of grant. Grants to newly-hired employees are made as of their employment start date and grants made in connection with promotions of current employees are made as of the date that the promotion is approved. We do not time our stock option grants in coordination with the release of material non-public information.

In 2007, the Compensation Committee approved of a stock option award to Mr. Turano to purchase 90,000 shares of our common stock and a stock option award to Mr. Rowe to purchase 100,000 shares of our common stock in connection with each of their promotions, increased worldwide responsibilities in 2007 and the performance of our sales and service organizations during 2006. Messrs. Thompson and Jones and Ms. Bruchey were each granted an option to purchase 30,000 shares of our common stock in connection with the strength of our operating results during fiscal year 2006 and our annual merit-based performance reviews.

Other Benefits

401(k) Retirement Plan

We have a 401(k) retirement plan, which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified amount. We may, in our discretion, make additional matching contributions on behalf of the participants of the retirement plan, but have not, thus far, elected to make any matching contributions.

Benefit Programs

We offer the named executive officers a range of benefits including life, medical, dental, vision and disability programs in the geographical location where they are based. In providing these benefit programs, we aim to provide an attractive set of benefits, while managing business costs.

Perquisites

We do not typically offer cash or non-cash perquisites to our named executive officers that are not available to other employees. On June 18, 2007, we entered into a corporate housing arrangement with Mr. Fields. We agreed to pay the security deposit and monthly rent payments on his behalf in connection with corporate housing in Northern California. Mr. Fields is responsible for all lease payments upon a voluntarily termination of employment with us and also is responsible for reimbursing us for any amounts that are billed for property damage caused during his tenancy. The security deposit for the corporate housing was $6,000 and the monthly payments, which began in July 2007, were approximately $5,500 per month. During 2007, we paid a total of $25,687 for Mr. Fields’ corporate housing. These payments were made in lieu of any base salary increase for Mr. Fields in 2007. Other than this commitment, during 2007, we did not provide any special benefits or perquisites to any named executive officer that exceeded $10,000; however, in the future, there may be times when a specific situation requires additional compensation to be given to a named executive officer that exceeds $10,000.

Ownership Guidelines

To date, we have not adopted stock ownership guidelines. However, we, in conjunction with our Compensation Committee and Compensia, continue to develop and consider the implementation of stock ownership guidelines. The Compensation Committee believes that stock ownership guidelines would further align the interests of our executive officers with those of our stockholders by requiring certain executive officers to maintain a minimum ownership interest in our company.

Severance and Change in Control

The severance and change in control arrangements that we have in place with our executive officers are designed to attract and retain executive officers in a marketplace where such protections are commonly offered. The severance arrangements are designed to ease an executive officer’s transition due to an unexpected termination of employment for on-going changes in our employment needs, while the change in control arrangements promote the ability of our executive officers to act in the best interest of our stockholders without regard to their job position in the event of a potential change in control. A description of the specific severance and change in control arrangements that we have in place with our named executive officers is described below in the sections “Material Terms of Employment Offer Letters” and “Potential Payments Upon Termination or Change in Control.”

During 2007, the Compensation Committee, with Compensia’s assistance, reviewed, analyzed and approved of a proposal to adopt a standard set of terms for the severance and change in control agreements to be entered into with newly hired executive officers of our company. The Compensation Committee considered our current severance and change in control arrangements and their cost, the severance and change in control practices at companies with which we compete for executive talent and recommendations from Compensia when making its decision. Subject to the Compensation Committee’s review and approval, the severance and change in control agreements will provide our executive officers with a severance payment equal to six months base salary, six months of COBRA coverage and full acceleration of any then-outstanding and unvested equity awards upon an executive officer’s termination without cause or voluntary termination for good reason. If the executive officer’s termination without cause or voluntary termination for good reason occurs within the three months prior to or twelve months following a change in control, then the executive officer will be entitled to receive a severance payment equal to nine months base salary, nine months of COBRA coverage and full acceleration of all current and future equity awards. In addition, each agreement would contain a “best choice” 280G provision, that would allow the executive officer to be paid benefits in an amount that would result in the best after-tax result for the executive officer after giving effect to any “parachute taxes” under Section 280G of the Internal Revenue Code. We have not yet finalized, nor has the Compensation Committee approved, a form of severance and change in control agreement. Therefore, to date, we have not yet entered into any such agreements with our executive officers.

Tax and Accounting Implications

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1.0 million that is paid to our principal executive officer and our next three most highly compensated executive officers other than our principal financial officer in a taxable year. We believe that compensation paid under our executive compensation programs is generally fully deductible for federal income tax purposes. However, deductibility is not the sole factor used by the Compensation Committee in ascertaining appropriate levels or manner of compensation and corporate objectives may not align with the requirements for full deductibility under Section 162(m). Accordingly, in certain situations, the Compensation Committee may approve and we may enter into compensation arrangements that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.

Our stock option grant policies have been affected by the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“SFAS No. 123(R)”) which we adopted in the first quarter of fiscal year 2006 using the modified prospective method as permitted by the pronouncement. Under this transition method, we are required to value all stock-based compensation awards granted prior to but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R), as adjusted for estimated forfeitures.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Messrs. Batt, Clifford and Nemelka. No member of our Compensation Committee was at any time during 2007 an officer or employee of KANA. No member of our Compensation Committee was formerly an officer of KANA. No executive officer of KANA serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more of our executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for fiscal year ended December 31, 2007 and the definitive proxy statement for our 2008 Annual Meeting of Stockholders.

THE COMPENSATION COMMITTEE
Jerry R. Batt (Chairman)
William T. Clifford
John F. Nemelka

2007 SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation earned by each of the named executive officers for the fiscal years ended December 31, 2006 and 2007.

Name and Principal Position	Year	Base Salary		Option Awards (1)	Non-Equity Incentive Plan Compensation (2)		All Other Compensation (3)	Total
Michael S. Fields (4) Chief Executive Officer and Chairman of Board of Directors	2007	$360,000		$588,876	$35,100		$25,687	$1,009,663
	2006	$360,000		$1,022,237	$455,715	(5)	$—	$1,837,952

John M. Thompson (6) Former Executive Vice President and Chief Financial Officer	2007	$250,000		$110,173	$18,750		$—	$378,923
	2006	$235,000		$146,050	$227,858	(5)	$—	$608,908

Marchai B. Bruchey (7) Senior Vice President and Chief Marketing Officer	2007	$200,000		$86,220	$30,000		$—	$316,220

Jay A. Jones Senior Vice President and Chief Administrative Officer	2007	$225,000		$93,330	$18,750		$—	$337,080
	2006	$68,519	(8)	$26,154	$43,313	(5)	$—	$137,986

Daniel A. Turano (7) Senior Vice President, Worldwide Field Operations	2007	$202,500	(9)	$82,067	$129,236	(10)	$—	$413,803

William A. Rowe Former Senior Vice President, Global Sales and Service	2007	$217,917	(11)	$141,229	$124,382	(12)	$—	$483,528
	2006	$167,708		$65,870	$302,593	(13)	$—	$536,171

(1)	The amounts reported represent the stock-based compensation expense, excluding estimated forfeitures for service-based vesting, that was recognized for financial reporting purposes in accordance with SFAS No. 123(R), utilizing the assumptions discussed in Note 1 “Kana Software, Inc. and Summary of Significant Accounting Policies – Stock-based Compensation” and Note 7 “Stockholders’ Equity (Deficit)” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
(2)	Amounts shown reflect the cash awards paid to each of our named executive officers, other than Mr. Rowe, under the 2007 Executive Compensation Plan approved by our Compensation Committee in October 2007, as described in the section “Compensation Discussion and Analysis” above. For each of our named executive officers, other than Messrs. Rowe and Turano, the amounts were earned for achievement of MBO targets for each quarter of 2007.

(3)	Amount shown reflects the total value of payments made during 2007 for Mr. Fields’ corporate housing in Northern California pursuant to an arrangement that we entered into with Mr. Fields, in lieu of a salary increase, and that is described in more detail above in the section “Perquisites.”
(4)	Mr. Fields is Chairman of our Board of Directors and did not receive any compensation for his service as a director.
(5)	Amounts show reflect the cash awards paid to certain of our named executive officers under the 2006 Executive Compensation Plan approved by our Compensation Committee in April 2006 based entirely on our achievement of financial performance targets and the named executive officers’ achievement of MBO targets in 2006.
(6)	Mr. Thompson retired from his position as Executive Vice President and Chief Financial Officer effective as of February 28, 2008.
(7)	Ms. Bruchey and Mr. Turano were not named executive officers for 2006. As a result, only 2007 compensation information is included in the Summary Compensation Table for each of them.
(8)	Mr. Jones became an executive officer in September 2006 upon joining KANA.
(9)	Mr. Turano’s annual base salary was increased from $180,000 to $250,000, effective July 1, 2007, in connection with his appointment to the position of Senior Vice President, Worldwide Field Operations.
(10)	Amount reported represents commissions on revenue earned during fiscal year 2007, as described in the section “Compensation Discussion and Analysis - Commission Plan” above.
(11)	Mr. Rowe’s annual base salary was decreased from $250,000 to $180,000, effective July 1, 2007, when he stepped down from his position as Senior Vice President, Global Sales and Service, and assumed a position as Vice President, Strategic Accounts.
(12)	Mr. Rowe was no longer an executive officer when the 2007 Executive Compensation Plan was approved by the Compensation Committee in October 2007 and, therefore, did not participate in the 2007 Executive Compensation Plan. All amounts of variable compensation earned by Mr. Rowe in 2007 were in connection with a sales compensation plan.
(13)	Amount reported includes $45,707 paid to Mr. Rowe under the 2006 Executive Compensation Plan described in note 5 above and $256,886 paid as sales commissions in 2006.

2007 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (2)
		Threshold	Target	Max
Michael S. Fields		$0	$234,000	$374,400

John M. Thompson		$0	$125,000	$200,000

	2/1/2007				30,000	$3.10	$46,113

Marchai B. Bruchey		$0	$200,000	$260,000

	2/1/2007				30,000	$3.10	$46,113

Jay A. Jones		$0	$125,000	$200,000

	2/1/2007				30,000	$3.10	$46,113

Daniel A. Turano		$0	$225,000	$450,000

	9/13/2007				90,000	$3.00	$122,688

William A. Rowe (3)		$0	$0	$0

	2/1/2007				100,000	$3.10	$153,710

(1)	Grants were made under KANA’s 1999 Stock Incentive Plan.
(2)	The amounts in this column represent the full grant date fair value computed in accordance with SFAS No. 123(R) of all awards to the named executive officer in 2007.
(3)	Mr. Rowe stepped down in July 2007 before the 2007 Executive Compensation Plan was formally approved by the Compensation Committee in October 2007. Therefore, Mr. Rowe did not participate in the 2007 Executive Compensation Plan. All of his variable compensation was paid in accordance with a sales compensation plan.

Material Terms of Employment Offer Letters

Michael S. Fields. In November 2005, we formally entered into an employment offer letter with Mr. Fields for the position of Chief Executive Officer and Chairman of the Board of Directors, effective as of August 26, 2005. Pursuant to the terms of the employment offer letter, if Mr. Fields is terminated for any reason other than cause, then we will pay him an amount equal to six months of his annual base salary, as in effect at the time of termination. In addition, if a change in control of 50% or more of our outstanding stock occurs, and if, following the change in control, Mr. Fields is not offered a position at the combined entity similar to the one he held prior to the change in control, then 100% of the unvested shares underlying the initial options granted to Mr. Fields in connection with his appointment as our Chief Executive Officer shall immediately vest. We were unable to award Mr. Fields with an initial stock option grant until September 2006, as a result of a delay in the filing of our periodic and annual reports with the SEC. In September 2006, our Compensation Committee granted Mr. Fields options to purchase an aggregate of 1,389,939 shares of our common stock. Of the 1,389,939 shares of common stock underlying the options, 384,000 shares became fully-vested on August 26, 2007 and 1,005,939 shares vested as to 12.5% on February 26, 2006 with the remainder of the 1,005,939 shares vesting in 42 equal monthly installments until fully vested on August 26, 2009.

John M. Thompson. In October 2004, we entered into an employment offer letter with Mr. Thompson, pursuant to which, Mr. Thompson was granted an option to purchase 350,000 shares of our common stock subject to full acceleration of vesting if a change in control of 50% or more of our outstanding stock occurs, and if, following the change in control, Mr. Thompson is not offered a position at the combined entity similar to the one he held prior to the change in control. The option to purchase 350,000 shares of our common stock vested as to 12.5% of the shares on April 18, 2005, with the remainder of the shares vesting in 42 equal monthly installments until fully vested on October 18, 2008.

Michael J. Shannahan. In February 2008, we entered into an employment offer letter with Mr. Shannahan in connection with his appointment as our Executive Vice President and Chief Financial Officer. Pursuant to the terms of the employment offer letter, we agreed to pay Mr. Shannahan an annual base salary of $275,000 and a one time, non-refundable sign-on bonus of $11,458.33. In addition, Mr. Shannahan is eligible for annual cash incentive award of up to $137,500, prorated to the length of Mr. Shannahan’s service in 2008, and based upon his achievement of individual objectives and our achievement of financial performance targets in 2008, to be set forth in an incentive bonus plan that is subject to the Compensation Committee’s approval. In connection with his employment with us, the Compensation Committee granted Mr. Shannahan an option to purchase 350,000 shares of our common stock on March 13, 2008, at an exercise price equal to the fair market value of our common stock on the date of grant. 25% of the shares underlying the option will vest on August 29, 2008, with the remainder of the shares vesting in 42 equal monthly installments until fully vested on February 29, 2012, subject to Mr. Shannahan’s continuous employment with us.

In addition, if a Change in Control Event occurs (as defined below), then the initial option grant to Mr. Shannahan will fully vest and Mr. Shannahan will receive a lump-sum separation payment equal to six months annual base salary. If Mr. Shannahan is terminated without Cause (as defined below) in the absence of a Change in Control Event then he will be entitled to a lump-sum separation payment of six months annual base salary with no acceleration of vesting of the initial option grant. Mr. Shannahan is not entitled to severance or change in control benefits if his employment is terminated for Cause.

For purposes of Mr. Shannahan’s offer letter and Ms. Bruchey’s offer letter described below, a “Change in Control Event” occurs if, following a change in control of 50% or more of our outstanding stock, Mr. Shannahan or Ms. Bruchey is not offered the same or a similar position with the combined entity as the one s/he held prior to the change in control, or if s/he is terminated without Cause within six months of the change in control.

For purposes of Messrs. Shannahan’s and Rowe’s and Ms. Bruchey’s offer letters, termination for “Cause” exists if one or more of the following events occurs: (i) gross negligence or willful misconduct in the performance of, or failure or refusal to perform their duties with KANA, as determined in good faith by our Board of Directors; (ii) unprofessional, unethical or fraudulent conduct or conduct that discredits us or is detrimental to our reputation, character or standing; (iii) dishonest conduct or a deliberate attempt to injure KANA; (iv) breach of their Invention Assignment and Confidentiality Agreements, and/or duty of confidentiality to us, including, without limitation the theft, misappropriation and/or misuse of our proprietary information; (v) failure or refusal to comply in any material respect with the reasonable policies, standards or regulations of KANA; (vi) any unlawful or criminal act which would reflect badly on us in our reasonable judgment; (vii) absence from work without an approved leave; or (viii) death.

Marchai B. Bruchey. In February 2008, we entered into a letter agreement to amend Ms. Bruchey’s offer letter dated December 15, 2000 (the “amendment agreement”) to provide Ms. Bruchey with severance and change in control benefits. Pursuant to the terms of the amendment agreement, if a Change in Control Event occurs, or Ms. Bruchey is terminated without Cause, then Ms. Bruchey shall receive a lump-sum separation payment of six months annual base salary. The amendment agreement also provides that any unvested shares underlying the initial options granted to Ms. Bruchey pursuant to her offer letter shall fully vest upon a Change in Control Event. As of December 31, 2007, Ms. Bruchey’s initial option grants were fully vested.

Jay A. Jones. In August 2006, we entered into an employment offer letter with Mr. Jones. Pursuant to the terms of Mr. Jones’ offer letter, the Compensation Committee granted Mr. Jones an option to purchase 200,000 shares of our common stock. In addition, we agreed to enter into a Change in Control Agreement with Mr. Jones, which, to date, has not been entered into yet. The Change in Control Agreement will provide Mr. Jones with six months accelerated vesting of any unvested shares subject to Mr. Jones’ initial option grant to purchase 200,000 shares of our common stock and separation pay equal to six months of Mr. Jones’ annual base salary to be paid over a six-month period upon the occurrence of a Change in Control Event.

A “Change in Control Event,” as defined in Messrs. Jones’, Turano’s and Rowe’s offer letters, means a change in control of 50% or more of our outstanding stock and, following which, they are not offered the same or a similar position at the combined entity as the position that they held prior to the change in control.

Daniel A. Turano. In July 2006, we entered into an employment offer letter with Mr. Turano. Pursuant to the terms of Mr. Turano’s offer letter, the Compensation Committee granted Mr. Turano an option to purchase 100,000 shares of our common stock. In addition, we agreed to enter into a Change in Control Agreement with Mr. Turano, which, to date, has not been entered into yet. The Change in Control Agreement will provide Mr. Turano with six months accelerated vesting of any unvested shares subject to Mr. Turano’s initial option grant to purchase 100,000 shares of our common stock and separation pay equal to six months of Mr. Turano’s annual base salary to be paid over a six-month period upon the occurrence of a Change in Control Event.

The “Potential Payments Upon Termination or Change in Control” table below reflects the amounts that Mr. Jones and Mr. Turano would receive upon the occurrence of a Change in Control Event based on the terms promised to them in their offer letters.

William A. Rowe. In January 2006, we entered into an employment offer letter with Mr. Rowe. Pursuant to the terms of Mr. Rowe’s offer letter, the Compensation Committee granted Mr. Rowe an option to purchase 100,000 shares of our common stock. Upon the occurrence of a Change in Control Event, Mr. Rowe’s initial option grant is subject to full acceleration of any unvested shares and Mr. Rowe is entitled to separation pay of four months annual base salary. In the event Mr. Rowe is terminated without Cause then Mr. Rowe’s initial option grant is subject to four months acceleration of any unvested shares and Mr. Rowe is entitled to separation pay of four months of annual base salary to be paid over a period of four months.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED DECEMBER 31, 2007

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Michael S. Fields	384,000	*	—		$2.95		9/7/2016
	586,798		419,141	(1)	2.95		9/7/2016

John M. Thompson	237,084		72,916	(2)	1.73		10/17/2014
	12,031		5,469	(3)	1.591		3/1/2015
	15,600	*	—		1.87	(4)	3/23/2015
	29,167		40,833	(5)	2.95		9/7/2016
	6,875		23,125	(6)	3.10		1/31/2017

Marchai B. Bruchey	2,322	*	—		6.67		12/18/2009
	3,744	*	—		8.76		4/10/2011
	5,250	*	—		18.76		6/27/2011
	1,875	*	—		0.10		10/11/2011
	25,000	*	—		14.41		12/12/2011
	3,000	*	—		9.48		4/29/2012
	750	*	—		1.63		7/30/2012
	10,000	*	—		3.32		1/19/2013
	45,833		4,167	(7)	3.38		4/26/2014
	68,750		31,250	(3)	1.591		3/1/2015
	24,600	*	—		1.87	(4)	3/23/2015
	41,667		58,333	(5)	2.95		9/6/2016
	6,875		23,125	(6)	3.10		1/31/2017

Jay A. Jones	62,500		137,500	(8)	2.95		9/7/2016
	6,875		23,125	(6)	3.10		1/31/2017

Daniel A. Turano	56,250		123,750	(9)	2.95		9/7/2016
	5,625		84,375	(10)	3.00		9/12/2017

William A. Rowe	31,250		68,750	(11)	2.95		9/7/2016
	20,833		29,167	(5)	2.95		9/7/2016
	47,917		52,083	(12)	2.95		9/7/2016
	22,917		77,083	(6)	3.10		1/31/2017

*	Option fully vested as of December 31, 2007.
(1)	Option vests as to 12.5% of the shares of common stock underlying it on February 26, 2006 and as to 1/48th of the underlying shares monthly thereafter until fully vested on August 26, 2009.
(2)	Option vests as to 12.5% of the shares of common stock underlying it on April 18, 2005 and as to 1/48th of the underlying shares monthly thereafter until fully vested on October 18, 2008.
(3)	Option vests monthly as to 1/48th of the shares of common stock underlying it until fully vested on March 2, 2009.
(4)	The exercise price of the option on the date of grant was $1.87, which was in excess of the fair market value of our common stock on that date, which was $1.67.
(5)	Option vests monthly as to 1/48th of the shares of common stock underlying it until fully vested on April 20, 2010.
(6)	Option vests monthly as to 1/48th of the shares of common stock underlying it until fully vested on January 1, 2011.
(7)	Option vests monthly as to 1/48th of the shares of common stock underlying it until fully vested on April 26, 2008.
(8)	Option vests as to 12.5% of the shares of common stock underlying it on March 5, 2007 and as to 1/48th of the underlying shares monthly thereafter until fully vested on September 5, 2010.
(9)	Option vests as to 12.5% of the shares of common stock underlying it on March 8, 2007 and as to 1/48th of the underlying shares monthly thereafter until fully vested on September 8, 2010.
(10)	Option vests monthly as to 1/48th of the shares of common stock underlying it until fully vested on September 13, 2011.
(11)	Option vests as to 12.5% of the shares of common stock underlying it on July 16, 2006 and as to 1/48th of the underlying shares monthly thereafter until fully vested on January 16, 2010.
(12)	Option vests monthly as to 1/48th of the shares of common stock underlying it until fully vested on September 8, 2010.

2007 OPTIONS EXERCISES AND STOCK VESTED

The following table shows the number of shares acquired pursuant to the exercise of options by each named executive officer during our fiscal year ended December 31, 2007 and the aggregate dollar amount realized by the named executive officer upon exercise of the option:

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise($)
Michael S. Fields	—	—
John M. Thompson	40,000	$30,800
Marchai Bruchey	—	—
Jay A. Jones	—	—
Daniel A. Turano	—	—
William A. Rowe	—	—

Potential Payments Upon Termination or Change in Control

Pursuant to the terms of our named executive officers’ employment offer letters, as described in more detail above, in the section “Material Terms of Employment Offer Letters,” certain of the stock options held by certain of our named executive officers provide for acceleration of vesting and exercisability with respect to unvested shares upon a change in control and if that named executive officer is not offered a similar or same position in the combined entity. The following table summarizes the potential payments and benefits payable to each of our named executive officers upon termination of employment or a change in control under each situation listed below, assuming, in each situation, that our named executive officers were terminated on December 31, 2007 and the price per share of our common stock was $2.40, the closing price of our common stock on December 29, 2007, which was the last trading day for our common stock in 2007. The amounts shown do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

None of our named executive officers would be entitled to the separation benefits listed in the event of a voluntary termination or termination for cause, death or disability.

	No Change in Control	Following Change in Control
Executive Benefits and Payments Upon Termination	Termination Other Than for Cause	Termination Other Than for Cause
Michael S. Fields
Base Salary	$180,000	$180,000
Bonus	—	—
Medical continuation	—	—
Value of Accelerated Stock Options	—	—
John M. Thompson
Base Salary	$—	$—
Bonus	—	—
Medical continuation	—	—
Value of Accelerated Stock Options	—	48,854
Marchai B. Bruchey
Base Salary	$100,000	$100,000
Bonus	—	—
Medical continuation	—	—
Value of Accelerated Stock Options	—	—
Jay A. Jones
Base Salary	$—	$112,500
Bonus	—	—
Medical continuation	—	—
Value of Accelerated Stock Options	—	—
Daniel A. Turano
Base Salary	$—	$101,250
Bonus	—	—
Medical continuation	—	—
Value of Accelerated Stock Options	—	—
William A. Rowe
Base Salary	$83,334	$83,334
Bonus	—	—
Medical continuation	—	—
Value of Accelerated Stock Options	—	—

Compensation for Directors

In 2007, we paid each of our non-employee directors (i) an annual fee of $10,000 and (ii) an additional $2,500 for each of the four regularly scheduled Board of Directors meetings that such director attended. We paid the chairperson of the Audit Committee an additional $15,000 and the chairpersons of the Compensation Committee and the Governance and Nominating Committee an additional $5,000.

Our non-employee directors are eligible to receive discretionary stock option grants and stock issuances pursuant to the KANA 1999 Stock Incentive Plan, as amended. When a non-employee director is first elected or appointed as a member of the Board of Directors, he or she is automatically granted a stock option grant to purchase 40,000 shares of common stock. On the date of each annual stockholders meeting, each continuing non-employee director will automatically be granted a stock option grant to purchase 10,000 shares of common stock, provided that such director has served as a non-employee director for at least six months. The non-employee directors are also eligible to receive other types of awards under the KANA 1999 Stock Incentive Plan, as amended, that are discretionary and not automatic. All options granted to non-employee directors will have an exercise price equal to the current fair market value of our common stock on the date of the grant, and will be nonqualified stock options. In the event of a merger or sale of substantially all of our assets in connection with the liquidation or dissolution of our company, all of the shares subject to the automatic initial and annual stock option grants will accelerate and become exercisable in full.

We reimburse our directors for reasonable travel and other expenses incurred in connection with attending the meetings of the Board of Directors.

DIRECTOR COMPENSATION FOR 2007

The table below summarizes the compensation that we paid our non–employee directors for the ended December 31, 2007:

Name (1)	Fees Earned or Paid in Cash	Option Awards (2)	Total
Jerry R. Batt	$25,000	$44,572	$69,572
William T. Clifford	$25,000	$57,756	$82,756
Dixie L. Mills (3)	$25,000	$26,959	$51,959
John F. Nemelka	$20,000	$45,637	$65,637
Michael J. Shannahan (4)	$35,000	$57,424	$92,424
Stephanie Vinella	$20,000	$54,918	$74,918

(1)	Mr. Fields, our Chief Executive Officer and Chairman of the Board of Directors, is not included in this table as he is an employee of KANA and thus, received no compensation his services as Chairman of the Board of Directors. The compensation received by Mr. Fields as an employee of KANA is shown above in the Summary Compensation Table.
(2)	The amounts reported represent the stock-based compensation expense that was recognized for financial reporting purposes in accordance with SFAS No. 123(R), utilizing the assumptions discussed in Note 1 “Kana Software, Inc. and Summary of Significant Accounting Policies – Stock-based Compensation” and Note 7 “Stockholders’ Equity (Deficit)” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, without giving effect to estimated forfeitures.
(3)	Ms. Mills resigned as a member of our Board of Directors effective March 16, 2007.
(4)	Mr. Shannahan resigned as a member of our Board of Directors effective February 28, 2008.

The aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2007 is provided in the table below:

Non-Employee Director	Number of Options Outstanding
Jerry R. Batt	150,000
William T. Clifford	80,000
John F. Nemelka	60,000
Michael J. Shannahan (1)	80,000
Stephanie Vinella	135,000

(1)	Mr. Shannahan resigned as a member of our Board of Directors effective February 28, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth information regarding the beneficial ownership of our common stock as of March 31, 2008, by the following individuals or groups:

•	each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;

•	each of our named executive officers;

•	each of our directors; and

•	all current directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Applicable percentage ownership in the following table is based on 41,212,578 shares of common stock outstanding as of March 31, 2008, as adjusted to include options and warrants exercisable within 60 days of March 31, 2008 held by the indicated stockholder or stockholders.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
Executive Officers and Directors:
Michael S. Fields (1)	1,075,583	2.5%
Michael J. Shannahan	—	*
Daniel A. Turano (2)	90,000	*
Marchai B. Bruchey (3)	267,791	*
Jay A. Jones (4)	93,125	*
Jerry R. Batt (5)	150,000	*
William T. Clifford (6)	60,000	*
John F. Nemelka (7)	7,957,725	19.3%
Stephanie Vinella (8)	122,762	*
All 14 current directors and executive officers as a group (9)	10,229,235	23.5%

5% Stockholders:

NightWatch Capital Management, LLC (10)	7,912,725	19.2%
Empire Capital Partners, L.P. (11)	2,784,441	6.8%

*	Less than one percent of our outstanding common stock
(1)	Consists of options to purchase 1,075,583 shares that are exercisable as of May 30, 2008.
(2)	Consists of options to purchase 90,000 shares that are exercisable as of May 30, 2008.
(3)	Consists of options to purchase 267,791 shares that are exercisable as of May 30, 2008.
(4)	Consists of options to purchase 93,125 shares that are exercisable as of May 30, 2008.
(5)	Consists of options to purchase 150,000 shares that are exercisable as of May 30, 2008.
(6)	Consists of options to purchase 60,000 shares that are exercisable as of May 30, 2008.
(7)	Includes options granted to Mr. Nemelka that will be exercisable as to 45,000 shares as of May 30, 2008, and based solely on information contained in an amended Schedule 13D/A filed by NightWatch Capital Management, LLC (“NWCM”), 7,912,725 shares beneficially owned by NWCM. See footnote 10 below for additional information on the shares beneficially held by NWCM.
(8)	Includes options to purchase 122,500 shares that are exercisable as of May 30, 2008.
(9)	Includes options to purchase 2,281,248 shares that are exercisable as of May 30, 2008 and 7,912,725 shares beneficially owned by NWCM, as described in more detail in footnote 10 below.
(10)	Based solely on information contained in an amended Schedule 13D/A filed by NWCM on May 22, 2007 with the SEC reporting beneficial ownership of 7,912,725 shares. Includes 6,317,273 shares of common stock held by NightWatch Capital Partners, LP and NightWatch Capital Partners II, LP (collectively, “NW Funds”) and warrants to purchase 1,595,452 shares of common stock by NW Funds. Pursuant to Advisory Agreements with NW Funds and acting through its managing member, NightWatch Capital Group, LLC (“NWCG”), NightWatch Capital Advisors, LLC, (“NWCA”) has the sole power to vote or direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWCA may be deemed to be the beneficial owner of these securities. Acting through its managing member, NightWatch Management, LLC (“NWM”), and in its capacity as the managing member of NWCA, NWCG has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWCG may be deemed to be the beneficial owner of these securities. Acting through its managing member, JFN Management, LLC (“JFNM”), and in its capacity as the managing member of NWCG, NWM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWM may be deemed to be the beneficial owner of these securities. Acting through its managing member, Mr. Nemelka, and in its capacity as the managing member of NWM, JFNM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, JFNM may be deemed to be the beneficial owner of these securities. In his capacity as managing member of JFNM, Mr. Nemelka has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, Mr. Nemelka may be deemed to be the beneficial owner of these securities. Mr. Nemelka and each of the aforementioned NightWatch entities disclaim beneficial ownership of the shares held by NW Funds except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act). The principal business address of NWCM is 5314 River Run Drive, Suite 350, Provo, Utah 84604.
(11)	Based solely on information contained in a Schedule 13D filed by Empire Capital Partners, L.P., Empire GP, L.L.C., Empire Capital Management, LLC, Scott A. Fine and Peter J. Richards with the SEC on January 18, 2008. Empire Capital Partners, L.P. and Empire GP, L.L.C. share voting and dispositive power over 1,311,786 of these shares. Empire Management, LLC shares voting and dispositive power over 1,472,655 of these shares. Messrs. Fine and Richards are members of and direct the operations of Empire GP, L.L.C. and Empire Management, LLC and share voting and dispositive power over 2,784,441 shares. The principal business address of Empire Capital Partners, L.P., Empire GP, L.L.C., Empire Capital Management, LLC and Messrs. Fine and Richards is 1 Gorham Island, Suite 201, Westport, CT 06880.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (3)	7,020,401	$4.40	822,386
Equity compensation plans not approved by security holders (2) (3)	50,373	$150.45	—
Total	7,070,774	$5.44	822,386

(1)	Under the terms of the 1999 Stock Incentive Plan, on the first trading day of January of each year, the aggregate number of shares of our common stock reserved for issuance thereunder is increased automatically by a number of shares equal to 4.25% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year, up to a maximum of 10,000,000 shares per year.
(2)	Includes outstanding options to purchase shares of our common stock under the 1997 Stock Option Plan and 1999 Special Stock Option Plan and excludes options, warrants and other equity rights assumed by us in connection with mergers and acquisitions. Please see below for a description of our equity compensation plans that do not require the approval of, and have not been approved by, our stockholders.
(3)	This table excludes an aggregate of 2,787,012 shares of our common stock that are outstanding upon the exercise of options and an aggregate of 6,163,803 shares of our common stock that are available for future issuance upon the exercise of options, with a weighted-average exercise price of $6.68 per share, under equity compensation plans of the following entities that we have acquired: Broadbase, Software, Inc., Silknet Software, Inc., NetDialog and Connectify Inc. We assumed these options in connection with the acquisition of these companies and have also assumed the following equity compensation plans: Broadbase Software, Inc. 1999 Equity Incentive Plan, Broadbase Software, Inc. 2000 Stock Incentive Plan, Silknet Software, Inc. 1999 Employee Stock Purchase Plan, Silknet Software, Inc. 1999 Stock Option and Stock Incentive Plan, Silknet Software, Inc. 1999 Non-Employee Director Stock Option Plan, Silknet Software, Inc. Employee Stock Option Plan and Insite Marketing Technology, Inc. 1997 Stock Option Plan.

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

Certain Relationships and Related Person Transactions

Our Audit Committee is responsible for the review, approval or ratification of “related-person transactions” between KANA or its subsidiaries and related persons. Other than the compensation arrangements that are described above in “Material Terms of Employment Agreements” and “Potential Payments Upon Termination or Change in Control,” since January 1, 2007, there have not been, and there are not currently proposed, any transactions or series of similar transactions in which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

In 2007, the daughter of Mr. Fields, our Chief Executive Officer, provided corporate paralegal services to KANA as an independent contractor and received total compensation of $152,562 for her services during the year, calculated in the same manner as the compensation reported for our named executive officers in the Summary Compensation Table. The $152, 562 consisted of $130,000 in annual base salary, $15,000 earned as variable compensation upon achievement of personal objectives during each quarter of 2007, and $7,562 in stock-based compensation expense, excluding estimated forfeitures for service-based vesting, that was recognized for financial reporting purposes in accordance with SFAS No. 123(R).

Independence of the Board of Directors

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that each of Messrs. Batt, Clifford and Nemelka and Ms. Vinella are independent directors, as “independence” is defined in the marketplace rules of The NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fiscal 2007 and 2006 Audit Firm Fee Summary

Burr, Pilger & Mayer LLP (“BPM”) has served as our current independent registered public accounting firm and audited our consolidated financial statements for the years ended December 31, 2006 and 2007. Set forth below are the aggregated fees (in thousands) billed for the services of BPM from January 1, 2006 through December 31, 2007.

	Year Ended December 31,
	2007	2006
Audit fees (1)	$972	$479
Audit-related fees (2)	22	—
Tax fees	—	—
All other fees:

Total fees	$994	$479

(1)	Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of our quarterly condensed consolidated financial statements and services, such as consents and review of SEC comment letters that are normally provided by BPM in connection with statutory and regulatory filing engagements.
(2)	Includes fees related to due diligence and accounting consultation in connection with a comfort letter and an acquisition.

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

All services provided by the Company’s independent registered public accounting firm in fiscal years 2006 and 2007 were approved in advance by the Audit Committee.

Audit Committee Pre-Approval Policies and Procedures

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

3. Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as amended October 12, 2001.	10-K	000-27163	3.05	3/28/03

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Rights Agreement, dated as of January 26, 2006, by and between Kana Software, Inc. and U.S. Stock Transfer Corporation.	8-K	000-27163	4.02	1/31/06

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Kana Software, Inc. 1999 Employee Stock Purchase Plan, as amended.**	S-4/A	333-59754	10.23	5/18/01

10.03	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.05	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**±	10-Q	000-27163	10.02	11/14/06

10.07	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended, related forms of agreements.**±	S-8	333-38480	4.09	6/02/00

10.08	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**±	S-4/A	333-4896	4.09	11/09/00

10.09	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/09/97

10.10	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II.±	10-Q	000-27163	10.03	5/11/00

10.11	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.±	10-Q	000-27163	10.4	11/13/00

10.12	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

10.14	Warrant to Purchase Common Stock, dated December 10, 2003, between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

10.15	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.16	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.17	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.18	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.19	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.20	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.21	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.22	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.23	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.24	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.25	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.26	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.27	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

10.29	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.30	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/06/06

10.31	Offer letter to John M. Thompson dated October 8, 2004.**	10-Q	000-27163	10.2	11/15/04

10.32	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

10.33	Consulting Agreement, between Kana Software, Inc. and Michael S. Fields, dated as of July 25, 2005.**	8-K/A	000-27163	10.02	11/23/05

10.34	Consulting Agreement, between Kana Software, Inc. and William T. Clifford, dated October 30, 2006.**	8-K	000-27163	10.01	11/03/06

10.35	Offer Letter to Jay A. Jones, dated as of August 14, 2006.**	10-Q	000-27163	10.03	11/14/06

10.36	Employment Agreement, dated May 4, 2007, between Kana Software, Inc. and Mark A. Angel.**	10-Q	000-27163	10.02	8/14/07

10.37	Offer Letter to Michael J. Shannahan, dated as of February 28, 2008.**	10-K	000-27163	10.37	3/17/08

10.38	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.39	Description of Executive Compensation Plan for Fiscal Year 2007.**	8-K	000-27163	99.01	10/29/07

10.40	Business Financing Agreement, dated as of November 30, 2005, between Bridge Bank, National Association and Kana Software, Inc.	8-K	000-27163	10.01	12/07/05

10.41	Business Financing Agreement, dated as of December 29, 2005, between Bridge Bank, National Association and Kana Software, Inc.	10-K	000-27163	10.41	7/06/06

10.42	Business Financing Modification Agreement, dated as of December 29, 2005, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.42	7/06/06

10.43	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.43	7/06/06

10.44	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.44	7/06/06

10.45	Amended and Restated Loan and Security Agreement, dated February 27, 2007, between Kana Software, Inc. and Bridge Bank, N.A., as modified by Loan and Security Agreement, dated February 28, 2007 and as amended on May 7, 2007	10-Q	000-27163	10.01	5/14/07

10.46	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Brian Kelly, dated May 31, 2006.**	8-K	000-27163	10.01	6/13/06

10.47	Offer Letter from Broadbase Software, Inc. to Marchai B. Bruchey, dated December 15, 2000, as amended by the Letter Agreement with Kana Software, Inc. dated February 22, 2008.**					X

10.48	Offer Letter to Daniel A. Turano, dated July 18, 2006.**					X

10.49	Offer Letter to William A. Rowe, dated January 4, 2006.**					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21.01	List of subsidiaries of Registrant.	10-K	000-27163	21.01	3/17/08

23.01	Consent of Independent Registered Public Accounting Firm.	10-K	000-27163	23.01	3/17/08

24.01	Power of Attorney (included on page 97 of the Annual Report on Form 10-K).	10-K	000-27163	24.01	3/17/08

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.
†	Confidential treatment has been requested with regard to portions of the exhibit. Such portions were filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, state of California, on April 29, 2008.

KANA SOFTWARE, INC.

/s/ MICHAEL S. FIELDS
Michael S. Fields
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 29, 2008	By	/s/ MICHAEL S. FIELDS
Michael S. Fields
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: April 29, 2008	By	/s/ MICHAEL J. SHANNAHAN
Michael J. Shannahan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 29, 2008	By	*
Jerry R. Batt
Director

Date: April 29, 2008	By	*
Stephanie Vinella
Director

Date: April 29, 2008	By	*
William T. Clifford
Director

Date: April 29, 2008	By	*
John F. Nemelka
Director

Date: April 29, 2008	* By:	/s/ MICHAEL S. FIELDS
Michael S. Fields

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as amended October 12, 2001.	10-K	000-27163	3.05	3/28/03

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Rights Agreement, dated as of January 26, 2006, by and between Kana Software, Inc. and U.S. Stock Transfer Corporation.	8-K	000-27163	4.02	1/31/06

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Kana Software, Inc. 1999 Employee Stock Purchase Plan, as amended.**	S-4/A	333-59754	10.23	5/18/01

10.03	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.05	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**±	10-Q	000-27163	10.02	11/14/06

10.07	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended, related forms of agreements.**±	S-8	333-38480	4.09	6/02/00

10.08	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**±	S-4/A	333-4896	4.09	11/09/00

10.09	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/09/97

10.10	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II.±	10-Q	000-27163	10.03	5/11/00

10.11	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.±	10-Q	000-27163	10.4	11/13/00

10.12	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

10.13	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Warrant to Purchase Common Stock, dated December 10, 2003, between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

10.15	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.16	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.17	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.18	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.19	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.20	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.21	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.22	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.23	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.24	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.25	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.26	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.27	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.28	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.30	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/06/06

10.31	Offer letter to John M. Thompson dated October 8, 2004.**	10-Q	000-27163	10.2	11/15/04

10.32	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

10.33	Consulting Agreement, between Kana Software, Inc. and Michael S. Fields, dated as of July 25, 2005.**	8-K/A	000-27163	10.02	11/23/05

10.34	Consulting Agreement, between Kana Software, Inc. and William T. Clifford, dated October 30, 2006.**	8-K	000-27163	10.01	11/03/06

10.35	Offer Letter to Jay A. Jones, dated as of August 14, 2006.**	10-Q	000-27163	10.03	11/14/06

10.36	Employment Agreement, dated May 4, 2007, between Kana Software, Inc. and Mark A. Angel.**	10-Q	000-27163	10.02	8/14/07

10.37	Offer Letter to Michael J. Shannahan, dated as of February 28, 2008.**	10-K	000-27163	10.37	3/17/08

10.38	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.39	Description of Executive Compensation Plan for Fiscal Year 2007.**	8-K	000-27163	99.01	10/29/07

10.40	Business Financing Agreement, dated as of November 30, 2005, between Bridge Bank, National Association and Kana Software, Inc.	8-K	000-27163	10.01	12/07/05

10.41	Business Financing Agreement, dated as of December 29, 2005, between Bridge Bank, National Association and Kana Software, Inc.	10-K	000-27163	10.41	7/06/06

10.42	Business Financing Modification Agreement, dated as of December 29, 2005, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.42	7/06/06

10.43	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.43	7/06/06

10.44	Business Financing Modification Agreement, dated as of March 30, 2006, between Kana Software, Inc. and Bridge Bank, National Association.	10-K	000-27163	10.44	7/06/06

10.45	Amended and Restated Loan and Security Agreement, dated February 27, 2007, between Kana Software, Inc. and Bridge Bank, N.A., as modified by Loan and Security Agreement, dated February 28, 2007 and as amended on May 7, 2007	10-Q	000-27163	10.01	5/14/07

10.46	Employment Termination, Release and Consulting Agreement, between Kana Software, Inc. and Brian Kelly, dated May 31, 2006.**	8-K	000-27163	10.01	6/13/06

10.47	Offer Letter from Broadbase Software, Inc. to Marchai B. Bruchey, dated December 15, 2000, as amended by the Letter Agreement with Kana Software, Inc. dated February 22, 2008.**					X

10.48	Offer Letter to Daniel A. Turano, dated July 18, 2006.**					X

10.49	Offer Letter to William A. Rowe, dated January 4, 2006.**					X

21.01	List of subsidiaries of Registrant.	10-K	000-27163	21.01	3/17/08

23.01	Consent of Independent Registered Public Accounting Firm.	10-K	000-27163	23.01	3/17/08

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24.01	Power of Attorney (included on page 97 of the Annual Report on Form 10-K).	10-K	000-27163	24.01	3/17/08

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.
†	Confidential treatment has been requested with regard to portions of the exhibit. Such portions were filed separately with the Securities and Exchange Commission.