Form 10-Q
period 2008-03-31
KANA SOFTWARE INC
filed 2008-05-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

On April 30, 2008, approximately 41,211,958 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

Kana Software, Inc.

Form 10-Q

Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,685	$4,306
Accounts receivable, net of allowance of $220 and $204 at March 31, 2008 and December 31, 2007, respectively	8,409	10,247
Prepaid expenses and other current assets	2,001	2,391

Total current assets	16,095	16,944
Restricted cash, long-term	760	771
Property and equipment, net	2,466	2,292
Goodwill	12,500	12,500
Acquired intangible assets, net	2,101	2,226
Other assets	613	667

Total assets	$34,535	$35,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,177
Notes payable	1,884	1,873
Accounts payable	3,222	2,943
Accrued liabilities	5,631	5,486
Accrued restructuring	966	1,261
Deferred revenue	15,422	15,825

Total current liabilities	27,125	28,565
Deferred revenue, long-term	246	297
Accrued restructuring, long-term	898	1,491
Notes payable, long-term	1,056	110
Other long-term liabilities	476	531

Total liabilities	29,801	30,994

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,211,958 and 40,910,481 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	41	41
Common stock subscription	—	949
Additional paid-in capital	4,319,092	4,317,582
Accumulated other comprehensive loss	(465)	(311)
Accumulated deficit	(4,313,934)	(4,313,855)

Total stockholders’ equity	4,734	4,406

Total liabilities and stockholders’ equity	$34,535	$35,400

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Revenues:
License fees	$5,723	$3,616
Services	12,562	9,418

Total revenues	18,285	13,034

Costs and expenses (1):
Cost of license fees	412	287
Cost of services	5,418	3,068
Amortization of acquired intangible assets	125	15
Sales and marketing	6,244	6,193
Research and development	3,334	3,652
General and administrative	3,184	3,503
Restructuring recovery	(482)	—

Total costs and expenses	18,235	16,718

Income (loss) from operations	50	(3,684)
Interest and other income (expense), net	(103)	(19)

Loss before income tax expense	(53)	(3,703)
Income tax expense	(26)	(47)

Net loss	$(79)	$(3,750)

Basic and diluted net loss per share	$(0.00)	$(0.10)

Shares used in computing basic and diluted net loss per share	41,211	36,019

(1) Stock-based compensation included in the expense line items:

Cost of services	$103	$68
Sales and marketing	164	239
Research and development	77	69
General and administrative	217	494

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(79)	$(3,750)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	300	265
Amortization of acquired intangible assets	125	15
Stock-based compensation	561	870
Provision for doubtful accounts	16	45
Restructuring recovery	(482)	—
Non-cash interest accretion	50	34
Changes in operating assets and liabilities:
Accounts receivable	2,001	955
Prepaid expenses and other assets	444	—
Accounts payable and accrued liabilities	305	(45)
Accrued restructuring	(406)	(543)
Deferred revenue	(767)	(487)

Net cash provided by (used in) operating activities	2,068	(2,641)

Cash flows from investing activities:
Purchases of property and equipment	(467)	(219)
Increase in restricted cash	—	(2)

Net cash used in investing activities	(467)	(221)

Cash flows from financing activities:
Borrowings on line of credit, net	385	2,000
Borrowings on note payable	—	71
Repayments on note payable	(634)	(219)
Net proceeds from issuances of common stock	—	609

Net cash provided by (used in) financing activities	(249)	2,461

Effect of exchange rate changes on cash and cash equivalents	27	(5)

Net increase (decrease) in cash and cash equivalents	1,379	(406)
Cash and cash equivalents at beginning of period	4,306	5,719

Cash and cash equivalents at end of period	$5,685	$5,313

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Kana Software, Inc. and Summary of Significant Accounting Policies

Nature of Operations

Kana Software, Inc. (together with its subsidiaries, “the Company” or “KANA”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. KANA develops, markets, sells and supports customer communications software products. The Company sells its products primarily in North America, Europe and Asia, through its direct sales force and third party integrators.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by KANA and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA’s audited consolidated financial statements and notes included in KANA’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008. The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Reclassification

Certain reclassifications have been made to the 2007 presentation to conform to the 2008 presentation, none of which had an effect on net loss, total assets, or total stockholders’ equity.

Revenue Recognition

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended.

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e. persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable). The Company uses the residual method described in AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

For all sales the Company uses either a signed license agreement, a signed amendment to an existing license agreement, a signed order form, a binding purchase order where we either have a signed master license agreement or an order form signed by the Company or a signed statement of work as evidence of an arrangement.

Software delivery is primarily by electronic means. If the software or other deliverable is subject to acceptance for a specified period after the delivery, revenue is deferred until the acceptance period has expired or the acceptance provision has been met.

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (1) the basic criteria of software revenue recognition have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services and (3) the consulting services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. The Company does not provide significant customization of its software products.

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

Services revenues include revenues for consulting services, customer support, training, and enterprise on-demand. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, the Company recognizes the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by AICPA SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). The Company’s consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue. Enterprise on-demand revenue is recognized in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition, corrected copy” (“SAB 104”). Revenues from enterprise on-demand services are recognized ratably over the term of the arrangement, while application fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals.

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

Accounting for Internal-Use Software

Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when the Company has determined various factors are present, such as that technology exists to achieve the performance requirements, the Company has made a decision as to whether it will purchase the software or develop it internally, and the Company has authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally five years) using the straight-line method.

When events or circumstances indicate the carrying value of internal-use software might not be recoverable, the Company assesses the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that the computer software being developed will be placed in service, the asset is adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on the Company’s condensed consolidated statements of operations.

As of March 31, 2008, the Company had $824,000 of capitalized costs for internal-use software less $561,000 of accumulated amortization for a net balance of $263,000.

Stock-based Compensation

Employee stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), in the consolidated statements of operations for the three months ended March 31, 2008 and 2007 related to stock options was $564,000 and $752,000, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of SFAS 123(R), the Company’s loss before income taxes and net loss for each of the three months ended March 31, 2008 and 2007 was increased by $564,000 and $752,000, respectively. SFAS 123(R) increased basic and diluted net loss per share by $0.01 and $0.02 for the three months ended March 31, 2008 and 2007, respectively. SFAS 123(R) did not have an impact on cash flows from operations during each of the quarters ended March 31, 2008 and 2007.

In 2005 and 2006, the Company extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In October 2006, the Company extended the exercise period of approximately 211,000 vested stock options of a former employee as the result of a termination agreement. During the year ended December 31, 2006, the Company granted 57,500 stock options to four non-employees who had agreements to provide consulting services. As a result of these stock option modifications to former employees and the stock option grants to consultants, the Company recorded a credit to non-employee stock-based compensation expense of $3,000 for the three months ended March 31, 2008, and recorded $118,000 of non-employee stock-based compensation expense for the three months ended March 31, 2007, allocated as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Sales and marketing	$—	$16
General and administrative	(3)	102

Total	$(3)	$118

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

	Three Months Ended March 31,
	2008	2007
Basic and diluted net loss per share:
Numerator:
Net loss	$(79)	$(3,750)

Denominator:
Weighted average common shares outstanding	41,211	36,019

Basic and diluted net loss per share	$(0.00)	$(0.10)

For each of the three month periods ended March 31, 2008 and 2007, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 12,656,000 shares and 12,369,000 shares, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of FSP 157-2.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 was effective for the Company beginning on January 1, 2008. The Company did not make any elections for fair value accounting and, therefore, the adoption did not have an impact on the Company’s condensed consolidated financial statements.

Note 2. Fair Value Measurement – Cash and Cash Equivalents

On January 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year by the issuance of FSP 157-2.

SFAS No. 157 includes a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 - instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 - instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2008 (in thousands):

	Balance as of March 31, 2008	Quoted Prices Active Markets of Identical Assets (Level 1)
Assets:
Money market funds	$591	$591

Liabilities:	$—	$—

At March 31, 2008, the Company had $5.7 million in cash and cash equivalents. As of March 31, 2008, the Company did not have any Level 2 or Level 3 assets or liabilities.

Note 3. Goodwill and Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is five years. The Company reported amortization expense on purchased intangible assets of $125,000 and $15,000 for the three months ended March 31, 2008 and 2007, respectively. The components of goodwill and other intangible assets are as follows (in thousands):

	March 31, 2008	December, 31 2007
Goodwill	$12,500	$12,500

Intangible assets:
Customer relationships	$2,650	$2,650
Purchased technology	14,650	14,650
Less: accumulated amortization	(15,199)	(15,074)

Intangible assets, net	$2,101	$2,226

There were no additions to goodwill or intangible assets during the three months ended March 31, 2008. The estimated future amortization expense of purchased intangible assets as of March 31, 2008 is as follows (in thousands):

Remainder of year ending December 31, 2008	$375
Year ending December 31, 2009	500
Year ending December 31, 2010	500
Year ending December 31, 2011	500
Year ending December 31, 2012	226

Total	$2,101

Note 4. Stockholders’ Equity

(a)	Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan"), as successor to the 1997 Stock Option Plan (the "1997 Stock Option Plan"), provides for shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. Options are granted at an exercise price equivalent to the closing fair market value on the date of grant. All options are granted at the discretion of the Company’s Board of Directors and have a term not greater than 10 years from the date of grant. Options are immediately exercisable when vested and generally vest monthly over four years.

The following table summarizes activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balances, December 31, 2007	9,857,786	$5.78
Options cancelled and retired	(346,911)	8.78
Options exercised	(1,477)	0.10		$1,905
Options granted	602,500	1.55

Balances, March 31, 2008	10,111,898	$5.43	7.42	$17,854

Options vested and exercisable and expected to be vested and exercisable at March 31, 2008	8,539,059	$5.80	7.16	$17,854
Options vested and exercisable at March 31, 2008	5,994,139	$6.43	6.49	$17,854

At March 31, 2008, the Company had 6,727,826 options available for grant under its equity incentive plans.

At March 31, 2008, the Company had $3.9 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 2.6 years. This amount excludes unrecognized stock-based compensation expense that relates to non-employee stock options, which cannot be estimated prior to the measurement date.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2008:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.10 – 1.73	1,561,852	7.50	$1.57	880,401	$1.62
1.75 – 2.88	756,695	8.03	2.17	422,385	2.19
2.95 – 2.95	3,297,981	8.20	2.95	1,991,568	2.95
3.00 – 3.08	141,000	9.10	3.00	27,250	3.01
3.10 – 3.10	1,596,417	8.30	3.10	580,980	3.10
3.11 – 4.74	1,574,640	7.39	3.58	942,927	3.76
5.23 – 735.00	1,183,313	3.36	25.41	1,148,628	21.64

Total	10,111,898	7.42	$5.43	5,994,139	$6.43

Employee stock-based compensation is calculated using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the three months ended March 31, 2008 were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.56%	4.76%
Expected volatility	49%	53%
Expected life (in years)	5	5
Dividend yield	0%	0%

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

The weighted-average fair value of options granted during the three months ended March 31, 2008 was $0.69 per share.

The forfeiture rate of employee stock options for 2008 was calculated using the Company’s historical terminations data.

Note 5. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three month periods ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net Loss	$(79)	$(3,750)
Foreign currency translation loss	(154)	(27)

Comprehensive loss	$(233)	$(3,777)

Note 6. Commitments and Contingencies

(a)	Lease Obligations

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, the Company entered into letters of credit totaling $816,000 expiring in 2008 through 2011. The Company’s letters of credit can be supported by either restricted cash or the Company’s line of credit. At March 31, 2008, the Company had $5.2 million in non-cancelable operating lease obligations offset by approximately $84,000 of sublease income from subleases that are under contract.

(b)	Other Contractual Obligations

At March 31, 2008, the Company had other future contractual obligations requiring payments of $7.0 million. The obligation represents payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, consulting services, engineering services, and sales events. $1.0 million of the obligations will be paid during the remaining three quarters of 2008, $0.8 million during 2009, $1.5 million during 2010, $1.6 million during 2011, $1.7 million during 2012, and $0.4 million thereafter.

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

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by us. Although we believed that the plaintiffs’ claims had no merit, we had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases, which the District Court has not yet decided. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied on March 8, 2008. We believe we have meritorious defenses to these claims and intend to defend against this action vigorously. In addition, in October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company.

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

Many of our software license agreements require us to indemnify our customers for any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed. Such indemnification provisions are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). In prior periods, the Company has incurred minimal costs related to such claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. The Company did however record a settlement charge resulting from a settlement of an infringement claim on the Company’s consolidated statement of operations for the year ended December 31, 2006, which was not considered material. There were no outstanding claims of infringement at March 31, 2008.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008.

(e)	Warranties

The Company generally provides a warranty for its software products and services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. Such warranties are accounted for in accordance with SFAS 5. The Company has not provided for a warranty accrual as of March 31, 2008 or 2007 because, to date, the Company’s product warranty expense has not been significant. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Restructuring Costs

The following table provides a summary of restructuring activity during the three months ended March 31, 2008 and 2007 (in thousands):

Facilities
Restructuring accruals:
Accrual as of December 31, 2006	$6,102
Payments made	(1,078)
Sublease payments received	539

Accrual as of March 31, 2007	$5,563

Accrual as of December 31, 2007	$2,752
Restructuring recovery	(482)
Payments made	(490)
Sublease payments received	84

Accrual as of March 31, 2008	$1,864

In March 2008, we were notified by the subtenant of one of the facilities included in our restructuring accrual of their intent to lease additional space and extend their sublease through the end of our lease term. As a result of this agreement, we recorded a restructuring recovery of approximately $482,000.

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

Geographic information on revenues for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
North America	$14,201	$9,224
Europe	3,667	3,632
Asia Pacific	417	178

Total	$18,285	$13,034

During the three months ended March 31, 2008, two customers accounted for 16% and 10% of total revenues. During the three months ended March 31, 2007, no customer represented 10% or more of total revenues.

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, is as follows (in thousands):

	March 31, 2008	December, 31 2007
United States	$2,985	$2,854
International (primarily Europe)	94	105

Total	$3,079	$2,959

Note 9. Line of Credit and Note Payable

(a)	Line of Credit

On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. ("Bridge"). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company had access to a Loan Facility of $7.0 million. The Company has since amended the agreement with Bridge, most recently on March 28, 2008, whereby the Company entered into a Second Amended and Restated Loan and Security Agreement with Bridge under which the Company has access to a Loan Facility of $10.0 million ("March Loan"). The March Loan is a formula based revolving line of credit based on 80% of eligible receivables subject to three sub limits; a sub limit of $2.5 million that is available for stand-by letters of credit, settlement limits on foreign exchange contracts or cash management products. Existing equipment advances under the line of credit were converted into term debt as of March 26, 2008 in the amount of $1.6 million and are payable in 33 monthly installments of principal plus interest and a maximum amount of $500,000 is available for additional equipment financing. The total combined borrowing under the March Loan and sublimits cannot exceed $10.0 million. The March Loan is collateralized by all of the Company’s assets and expires February 27, 2010 at which time the entire balance under the formula based line of credit will be due. The Company has until September 30, 2008 to draw down against the additional equipment financing, which is repayable over a 36 month period. Interest for the formula based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s ("WSJ") Prime Lending Rate plus 1.25%. The March Loan contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If we are not in compliance with the covenants of the March Loan, Bridge Bank has the right to declare an event of default and all of the outstanding balances owed under the March Loan would become immediately due and payable.

As of March 31, 2008, the Company had $1.6 million drawn against the March Loan under the existing equipment loan provision. This amount is repayable in 33 monthly installments of principal and interest. It is shown on the condensed consolidated balance sheet under the headings of notes payable (current portion) and notes payable long-term. The available balance of the March Loan was also lowered by $116,000 to secure a letter of credit related to a building lease, leaving an available balance of $8.3 million as of March 31, 2008.

(b)	Note Payable

As of March 31, 2008, there was $1.9 million classified as current portion of notes payable and $1.1 million classified as long-term. The notes payable consist of five obligations. The first is the equipment loan from Bridge Bank that is repayable in 33 monthly installments of principal and interest at prime plus 1.25%, the second is a promissory note with De Lage Landen Financial Services, Inc. for the financing of software license and support purchased and has a fixed interest rate of 3.15%, payable in monthly installments of principal and interest. The third obligation is with First Insurance Funding Corp. of California for short-term financing of Directors and Officers insurance and has a fixed interest rate of 9.87%, payable in monthly installments of principal and interest. The fourth is to former members of eVergance in connection with the acquisition of all the membership interests of eVergance and bears no interest. This note was recorded at its present value using a discount rate of 9.5%. The Company recognizes imputed interest expense as the notes mature. The fifth is a capital lease obligation, assumed from eVergance, for office furniture and equipment, which has a 5 year term, of which 27 months were remaining as of March 31, 2008, and an annual interest rate of 8.58%.

Note 11. Related Party Transactions

On October 30, 2006, the Company entered into a consulting agreement (“the Consulting Agreement”) with William T. Clifford, a member of KANA’s Board of Directors. Mr. Clifford provided consulting services to KANA’s management as an independent contractor on matters pertaining to strategic planning and business (in addition to his role as a member of the Board of Directors) for a period of twelve months that commenced on January 24, 2006. As of December 31, 2007, the Company had an accrued liability of $59,900 for his consulting services rendered pursuant to the terms of the consulting agreement. This amount was paid during the three months ended March 31, 2008.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K filed on March 17, 2008, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. We also derive revenues from consulting, training and other services. Our products are generally installed by our customers using either a systems integrator, such as IBM or Accenture or our professional services group. Our professional services group assists the integrators as subject matter experts and in some cases will act as the prime contractor for implementation of our software. In June 2007 we acquired eVergance which expanded our professional services group’s capabilities and resources. We also rely on IBM and other systems integrators to recommend and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. In the past, we supplied specialists (who were subject matter experts) to work with IBM and other systems integrators. While we continue this practice, we are increasingly providing consulting and implementation services directly to our customers especially following our acquisition of eVergance. These services may be provided to our existing customers who would like us to review their implementations or to new customers who are not quite large enough to gain the interest of a large systems integrator to provide such services. However, in the case of most of the initial installations of our applications that are generally installed by our customers using a systems integrator, these services generally increase the cost of the project substantially by subjecting their purchase to more levels of required approvals and scrutiny of projected cost savings in their customer service and marketing departments. This contributes to the difficulty that we face in predicting the quarter in which sales to expected customers will occur and to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

We have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. On March 31, 2008, we had cash and cash equivalents of $5.7 million. As of March 31, 2008, we had an accumulated deficit of $4.3 billion and a negative working capital of $11.0 million, of which $15.4 million relates to deferred revenue. We recorded income from operations of $50,000 for the three month period ended March 31, 2008, and a $3.7 million loss from operations for the three month period ended March 31, 2007, Net losses were $79,000 and $3.8 million for the three months ended March 31, 2008 and 2007, respectively. Net cash provided by operating activities was $2.1 million the three months ended March 31, 2008, and net cash used for operating activities was $2.6 million for the three months ended March 31, 2007.

As of March 31, 2008, we had 235 full-time employees, which represent an increase from 225 employees at December 31, 2007 and an increase from 194 employees at March 31, 2007.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies have not changed materially from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in note 1 to the condensed consolidated financial statements in “Part I. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Revenues:
License fees	31%	28%
Services	69	72

Total revenues	100	100

Costs and expenses:
Cost of license fees	2	2
Cost of services	30	24
Amortization of acquired intangible assets	*	*
Sales and marketing	34	48
Research and development	18	28
General and administrative	17	27
Restructuring recovery	(3)	—

Total costs and expenses	100	128

Income (loss) from operations	*	(28)
Interest and other income (expense), net	*	*

Loss before income tax expense	*	(28)
Income tax expense	*	*

Net loss	* %	(29)%

*	Less than 1%

Revenues

Total revenues increased by 40% to $18.3 million for the three months ended March 31, 2008 from $13.0 million for the three months ended March 31, 2007, as a result of higher license and services revenues in 2008 than in 2007.

License revenues include licensing fees only, and exclude associated support and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon delivery provided that all revenue recognition criteria are met as discussed in "Revenue Recognition" under the notes to the condensed consolidated financial statements. License revenues increased by 58% to $5.7 million for the three months ended March 31, 2008 from $3.6 million for the same period in the prior year. While we had a lower number of license transactions, the average transaction value increased due to the closing of two large license transactions during the quarter. While we are focused on increasing license revenue, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable.

Our services revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Professional services revenues relate to providing consulting, training and implementation services to our customers including enterprise on-demand. Services revenues increased to $12.6 million for the three months ended March 31, 2008, compared to $9.4 million for the same period in 2007. Support revenues are the largest component of services revenues, and during the three months ended March 31, 2008, support revenues remained flat compared to the same period in 2007. The other part of services revenues is professional services fees, which increased for the three months ended March 31, 2008 compared to the same period in 2007 mainly due to an increase in consulting, training and enterprise on-demand revenues. Consulting and training revenues increased as a result of increased license sales in prior quarters and new consulting business from our acquisition of eVergance. Customers who purchase licenses frequently purchase implementation consulting and training services, which usually occur subsequent to the license sales.

Revenues from domestic sales were $14.2 million and $9.2 million for the three months ended March 31, 2008 and 2007, respectively. Revenues from international sales were $4.1 million and $3.8 million for the three months ended March 31, 2008 and 2007, respectively. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues increased by 77% to $6.0 million for the three months ended March 31, 2008 from $3.4 million for the three months ended March 31, 2007.

License Fees. Cost of license fees consists of third party software royalties, referral fees, and costs of documentation. Cost of license fees as a percentage of license fees was 7% for the three months ended March 31, 2008, compared to 8% for the same period in the prior year. The decrease was partially due to a reduction in royalty costs associated with a relatively lower proportion of non-revenue-related shipments, such as upgrades and updates, as we had a lower proportion of such shipments during the first three months of 2008. This reduction was partially offset by a referral fee incurred during the quarter. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades. We expect that cost of license fees will vary 5% to 10% of license revenue. We are continuing to look at alternatives for some original equipment manufacturer (“OEM”) products embedded in KANA products.

Services. Cost of services consists primarily of compensation and related expenses for our customer support, consulting and training and enterprise on-demand services organizations, and allocation of facility costs and system costs incurred in providing customer support. Cost of services increased to 43% of service revenues, or $5.4 million, for the three months ended March 31, 2008 compared to 33% of service revenues, or $3.1 million, for the same period in 2007. The decrease in service margins in the first three months in 2008 compared to the same period in 2007 was due to an increase in professional services fees as a percent of total service fees, which have a higher cost of revenue. As of March 31, 2008, we had 74 employees in the support, consulting, training and enterprise on-demand organizations compared to 46 employees as of March 31, 2007, an increase of 61%.

Cost of services may increase or decrease depending on the demand for these services, and the revenue mix of such services. The expenses may also be affected by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in the three-month period ended March 31, 2008 related to $2.5 million of identifiable intangibles purchased in connection with the eVergance acquisition in June 2007. The amortization of acquired intangible assets recorded in the three-month period ended March 31, 2007 related to $400,000 of identifiable intangibles purchased in connection with the Hipbone acquisition in February 2004. Acquired intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the asset (five and three years, respectively). The intangibles purchased in connection with the Hipbone acquisition were fully amortized in the first quarter of 2007. Amortization expense may increase if we acquire another company.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses were flat at $6.2 million for the three months ended March 31, 2008 and 2007. This was primarily due to an increase in variable compensation based on higher license revenues offset by lower compensation costs as a result of decreased headcount and a decrease in our marketing programs. As of March 31, 2008, we had 62 employees in sales and marketing compared to 68 employees as of March 31, 2007, a decrease of 9%.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by 9% to $3.3 million for the three months ended March 31, 2008 from $3.7 million for the same period in 2007. This was attributable primarily to a reduction in the use of outside consultants partially offset by higher compensation and related costs as a result of an increase in head count. As of March 31, 2008, we had 59 employees in research and development compared to 43 employees as of March 31, 2007, an increase of 37%.

Research and development expenses including related head count may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased by 9% to $3.2 million for the three months ended March 31, 2008 from $3.5 million for the three months ended March 31, 2007. The decrease in expenses during the three months ended March 31, 2008 was primarily due to lower legal fees offset by higher auditing fees due to our 2007 audit of internal control over financial reporting. As of March 31, 2008, we had 40 employees in general and administrative and information technology combined compared to 37 employees as of March 31, 2007, an 8% increase.

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

Restructuring Costs. During the three months ended March 31, 2008 we recorded a restructuring recovery of $482,000 as a result of a probable extension of a sublease on one of the properties in our restructuring accrual. There was no restructuring cost during the three months ended March 31, 2007.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income and interest expense. Interest income and other income consists primarily of interest earned on cash and cash equivalents and was approximately $11,000 and $22,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest income related to lower cash and cash equivalents balances in the three months ended March 31, 2008 compared to the same period in 2007. Interest expense and other expense relates primarily to our loan payable and was approximately $114,000 and $39,000 for the three months ended March 31, 2008 and 2007, respectively. The increase in interest expense related primarily to the note to the former members of eVergance, offset partially by lower borrowings against the line of credit in the three months ended March 31, 2008 compared to the same period in 2007.

Provision for Income Taxes

We have incurred net operating losses on a consolidated basis for all periods from inception through March 31, 2008. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. During the three months ended March 31, 2008 and 2007, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $26,000 and $47,000 for the three months ended March 31, 2008 and 2007, respectively, in those foreign jurisdictions.

Liquidity and Capital Resources

As of March 31, 2008, we had $5.7 million in cash and cash equivalents, compared to $4.3 million in cash and cash equivalents at December 31, 2007. As of March 31, 2008, we had negative working capital of $11.0 million, compared to negative working capital of $11.6 million as of December 31, 2007. As of March 31, 2008, our current liabilities included $15.4 million of deferred revenue (primarily reflecting payments received for future maintenance services to be provided to our customers).

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

Operating Cash Flow

We had positive cash flow from operating activities of $2.1 million for the first three months of 2008, which included a $79,000 net loss, net payments of $406,000 against accrued restructuring and a $767,000 decrease in deferred revenue, partially offset by a $2.0 million decrease in accounts receivable and a $305,000 increase in accounts payable, non-cash charges of $561,000 for stock-based compensation expense, and $300,000 of depreciation. Our operating activities used $2.6 million of cash and cash equivalents for the three months ended March 31, 2007, due mainly to our net loss of $3.8 million partially offset by $870,000 of non-cash stock-based compensation expense.

Investing Cash Flow

Our investing activities used $467,000 and $221,000 of cash for the first three months of 2008 and 2007, respectively, which consisted primarily of the purchase of property and equipment.

Financing Cash Flow

Our financing activities used $249,000 of cash for the three months ended March 31, 2008, which consisted of the repayment of $634,000 on notes payable offset by $385,000 of borrowings under the line of credit. For the first three months of 2007, our financing activities provided $2.5 million of cash and cash equivalents, due mainly to our borrowing of $2.0 million on our line of credit and $609,000 of proceeds from issuance of common stock.

Existence and Timing of Contractual Obligations

On November 30, 2005, the Company established a new banking relationship with Bridge Bank N.A. (“Bridge”). In addition, on November 30, 2005, the Company entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company had access to a Loan Facility of $7.0 million. We have since amended our agreement with Bridge, most recently on March 28, 2008, whereby the Company entered into a Second Amended and Restated Loan and Security Agreement with Bridge under which the Company has access to a Loan Facility of $10.0 million (“March Loan”). The March Loan is a formula based revolving line of credit based on 80% of eligible receivables subject to three sub limits; a sub limit of $2.5 million that is available for stand-by letters of credit, settlement limits on foreign exchange contracts or cash management products. Existing equipment advances under our line of credit were converted into term debt as of March 26, 2008 in the amount of $1.6 million and are payable in 33 monthly installments of principal plus interest and a maximum amount of $500,000 is available for additional equipment financing. The total combined borrowing under the March Loan and sublimits cannot exceed $10.0 million. The March Loan is collateralized by all of the Company’s assets and expires February 27, 2010 at which time the entire balance under the formula based line of credit will be due. The Company has until September 30, 2008 to draw down against the additional equipment financing, which is repayable over a 36 month period. Interest for the formula based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25%. The March Loan contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If we are not in compliance with the covenants of the March Loan, Bridge Bank has the right to declare an event of default and all of the outstanding balances owed under the March Loan would become immediately due and payable. As of March 31, 2008, the Company had $1.6 million drawn against the March Loan all of which is included in notes payable on the condensed consolidated balance sheet. The available balance of the March Loan was also lowered by $116,000 to secure a letter of credit related to a building lease, leaving an available balance of $8.3 million as of March 31, 2008.

Our future payments due under debt and lease obligations and other contractual commitments as of March 31, 2008 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Notes payable (1)	$2,967	$1,911	$1,056	$—	$—
Non-cancelable operating lease obligation (2)	5,152	2,384	2,768	—	—
Less: Sublease income (3)	(84)	(84)	—	—	—
Other contractual obligations (4)	7,001	1,058	2,668	3,275	—

Total	$15,036	$5,269	$6,492	$3,275	$—

(1)	Includes imputed interest on eVergance notes.

(2)	Includes leases for properties included in the restructuring liability.

(3)	Includes only subleases that are under contract as of March 31, 2008, and excludes future estimated sublease income for agreements not yet signed.

(4)	Represents payments on a legal settlement, minimum payments to vendors for future royalty fees, consulting services, marketing services, training services, engineering services, and sales events.

Off-Balance-Sheet Arrangements

As of March 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Outlook

Outlook. Based on our current 2008 revenue expectations, we expect our cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs through March 31, 2009. If we do not experience anticipated demand for our products, we will need to further reduce costs, or issue equity securities or borrow money to meet our cash requirements. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. In addition, a rise in interest rates may impede our ability to borrow additional funds as well as maintain our current debt arrangements. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including anticipated increases in our revenues, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses every year. As of March 31, 2008, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our stockholders’ equity at March 31, 2008 was $4.7 million. We continue to commit a substantial investment of resources to sales, product marketing and developing new products and enhancements, and we will need to increase our revenues to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenues have been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers. Thus, even if sales of our products and services grow, we may continue to experience losses, which may cause the price of our stock to decline.

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

This dependence on large orders makes our revenues and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. In recent periods, we have experienced increases in the length of a typical sales cycle and this trend has increased in the past quarter as a result of uncertain economic conditions. This trend may add to the uncertainty of our future operating results and reduce our ability to anticipate our future revenues. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. In part as a result of this aspect of our business, our quarterly revenues and operating results may fluctuate in future periods and we may fail to meet the expectations of investors and public market analysts, which could cause the price of our common stock to decline.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle and we rely on systems integrators for sales.

The long sales cycle for our products may cause license revenues and operating results to vary significantly from period to period. To date, the sales cycle for most of our product sales has taken anywhere from 6 to 9 months, and our typical sales cycle has increased recently as a result of uncertain economic conditions. Our sales cycle typically requires pre-purchase evaluation by a significant number of individuals within our customers’ organizations. Along with third parties that often jointly market our software with us, we invest significant amount of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products.

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

We have made customer service solutions our main focus and, have allocated a significant portion of our research and development and marketing resources to the development and promotion of such products. If these products are not accepted by potential customers, our business would be materially adversely affected. For our current business model to succeed, we believe that we will need to convince new and existing customers of the merits of purchasing our customer service solutions over traditional CRM solutions and competitors’ customer service solutions. Many of these customers have previously invested substantial resources in adopting and implementing their existing CRM products, whether such products are ours or are those of our competitors. We may be unable to convince customers and potential customers of the benefits of purchasing substantial new software packages that provide our specific customer service capabilities. If our strategy of offering customer service solutions fails, we may not be able to sell sufficient quantities of our product offerings to generate significant license revenues, and our business could be harmed.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $5.7 million at March 31, 2008, and as of such date, had contractual commitments of $5.3 million during the next twelve months. It is possible that our cash position could decrease over the next few quarters and some customers could become increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

A portion of our revenues depends on leads generated by systems integrators and their recommendations of our products. If systems integrators do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on systems integrators to implement our products, and if systems integrators are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue increasing our leverage of systems integrators as indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will remain high. Our reliance on third parties for these functions has reduced our control over such activities and reduced our ability to perform such functions internally. If we come to rely primarily on a single systems integrator that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to provide implementation services related to our products, we may not be able to internally generate sufficient revenues or increase the revenues generated by our other systems integrator relationships to offset the resulting lost revenues. Furthermore, systems integrators typically suggest our solution in combination with other products and services, some of which may compete with our solution. Systems integrators are not required to promote any fixed quantities of our products are not bound to promote our products exclusively and may act as indirect sales channels for our competitors. If systems integrators choose not to promote our products or if they develop, market or recommend software applications that compete with our products, our business will be harmed.

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

During the three months ended March 31, 2008, two customers accounted for 16% and 10% of total revenues, respectively. During the three months ended March 31, 2007, no customer represented 10% or more of our total revenues. If we lose major customers, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, and our failure to obtain new significant customers or additional orders from existing customers could materially affect our operating results.

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

In July 2007, we undertook various cost reduction and restructuring activities. The expense related to our reduction in work force was approximately $240,000 and expense related to ceasing use of one of our offices was approximately $8,000. In September 2007, we agreed with the landlord of one of the facilities included in our restructuring accrual to surrender the remaining term of the lease in exchange for a lump sum cash payment. As a result of this agreement, we recorded additional restructuring expense of approximately $319,000. In March 2008, we were notified by the subtenant of one of the facilities included in our restructuring accrual of their intent to lease additional space and extend their sublease through the end of our lease term. As a result of this agreement, we recorded a restructuring recovery of approximately $482,000. In addition, the cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges.

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

In connection with the preparation of our 2007 Annual Report, we identified and reported a material weakness in our internal controls over the period-end reporting process, including controls with respect to the review, supervision and monitoring of accounting operations for both domestic and international operations. As a result of this material weakness, we are unable to conclude that our internal control over financial reporting was effective as of March 31, 2008.

Our management, with the oversight of the Audit Committee, is addressing this material weakness and is committed to effective remediation of these deficiencies as expeditiously as possible. We have effected personnel changes in our accounting and financial reporting functions. We will continue our efforts to establish or modify specific processes and controls to provide reasonable assurance with respect to the accuracy and integrity of accounting entries and account reconciliations and the appropriate review and approval thereof. Our material weakness will not be considered remediated until new internal controls are developed and implemented and are operational for a period of time and are tested. In September 2007, we implemented a new enterprise resource planning ("ERP") system. We expect that the system will improve the reliability of our financial reporting by reducing the need for manual processes, subjective assumptions, and management discretion; the opportunities for errors and omissions; and our reliance on manual controls to detect and correct accounting and financial reporting inaccuracies. However, the implementation of this new ERP system has caused delays in reporting and performance of manual controls while personnel worked on the change in system reporting. Our management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Since becoming a publicly traded security listed on The NASDAQ Global Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.65 per share. On October 17, 2005, our common stock was delisted from The NASDAQ Global Market due to the failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 with the SEC. Our common stock is currently quoted on the OTCBB. The last reported sale price of our shares on May 5, 2008 was $1.54 per share.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 22% of out total revenues for the three month period ended March 31, 2008. Sales outside North America represented 25%, 32% and 30% of our total revenues for 2007, 2006 and 2005, respectively. We have established offices in the United States, Europe and Japan. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and systems integrators. International operations are subject to many inherent risks, including:

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

We develop products in the United States and sell these products in North America, Europe, and Asia. In the three months ended March 31, 2008 revenues from customers outside of the United States approximated 22% of total revenues. In the years ended December 31, 2007, 2006 and 2005, revenues from customers outside of the United States approximated 25%, 32% and 30%, respectively, of total revenues. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2008, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and the identification of a material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, we determined that we did not maintain effective internal controls over the period-end financial reporting process, including internal controls with respect to review, supervision, and monitoring of accounting operations for our domestic and international operations.

During the first quarter of fiscal year 2008, we began the implementation of remedial measures, including (a) certain personnel actions; (b) a more rigorous period-end financial reporting policy and process involving journal-entry approval, supporting documentation, account reconciliations, and accrual review; (c) system-generated controls to eliminate manual controls; and (d) increased oversight of international reporting.

We consider remediation of the material weakness in our period-end financial reporting process a significant priority in the operation of the Company. We will continue our efforts in this regard and believe that we will achieve full remediation in the near future.

Except for the changes described above, there have been no changes during the quarter ended March 31, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by us. Although we believed that the plaintiffs’ claims had no merit, we had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases, which the District Court has not yet decided. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied on March 8, 2008. We believe we have meritorious defenses to these claims and intend to defend against this action vigorously. In addition, in October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company.

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

Information regarding the Company’s risk factors appears in “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
10.01	Offer Letter to Michael J. Shannahan, dated as of February 28, 2008.**	10-K	000-27163	10.37	3/17/08

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed "filed" with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2008

Kana Software, Inc.

/s/ Michael S. Fields
Michael S. Fields Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Michael J. Shannahan
Michael J. Shannahan Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith
10.01	Offer Letter to Michael J. Shannahan, dated as of February 28, 2008.**	10-K	000-27163	10.37	3/17/08

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed "filed" with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.