Form 10-Q
period 2008-06-30
KANA SOFTWARE INC
filed 2008-08-11
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

On July 31, 2008, 41,211,958 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

Kana Software, Inc.

Form 10-Q

Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,212	$4,306
Accounts receivable, net of allowance of $209 and $204 at June 30, 2008 and December 31, 2007, respectively	11,810	10,247
Prepaid expenses and other current assets	2,200	2,391

Total current assets	17,222	16,944
Restricted cash, long-term	761	771
Property and equipment, net	2,556	2,292
Goodwill	12,415	12,500
Acquired intangible assets, net	1,976	2,226
Other assets	509	667

Total assets	$35,439	$35,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,726	$1,177
Notes payable	1,302	1,873
Accounts payable	3,542	2,943
Accrued liabilities	5,053	5,486
Accrued restructuring	878	1,261
Deferred revenue	15,605	15,825

Total current liabilities	28,106	28,565
Deferred revenue, long-term	221	297
Accrued restructuring, long-term	697	1,491
Notes payable, long-term	880	110
Other long-term liabilities	488	531

Total liabilities	30,392	30,994

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,211,958 and 40,910,481 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	41	41
Common stock subscription	—	949
Additional paid-in capital	4,319,653	4,317,582
Accumulated other comprehensive loss	(576)	(311)
Accumulated deficit	(4,314,071)	(4,313,855)

Total stockholders’ equity	5,047	4,406

Total liabilities and stockholders’ equity	$35,439	$35,400

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
License fees	$3,972	$3,511	$9,695	$7,127
Services	12,681	9,882	25,243	19,300

Total revenues	16,653	13,393	34,938	26,427

Costs and expenses (1):
Cost of license fees	146	240	558	527
Cost of services	5,340	3,668	10,758	6,736
Amortization of acquired intangible assets	125	24	250	39
Sales and marketing	5,028	6,660	11,272	12,853
Research and development	3,426	3,083	6,760	6,735
General and administrative	2,641	3,120	5,825	6,623
Restructuring recovery	—	—	(482)	—

Total costs and expenses	16,706	16,795	34,941	33,513

Loss from operations	(53)	(3,402)	(3)	(7,086)
Interest and other income (expense), net	(64)	(87)	(167)	(106)

Loss before income tax expense	(117)	(3,489)	(170)	(7,192)
Income tax expense	(20)	(54)	(46)	(101)

Net loss	$(137)	$(3,543)	$(216)	$(7,293)

Basic and diluted net loss per share	$(0.00)	$(0.10)	$(0.01)	$(0.20)

Shares used in computing basic and diluted net loss per share	41,212	36,382	41,211	36,201

(1) Stock-based compensation included in the expense line items:

Cost of services	$82	$56	$185	$124
Sales and marketing	176	225	340	464
Research and development	96	72	173	141
General and administrative	207	290	424	784

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(216)	$(7,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	587	503
Amortization of acquired intangible assets	250	39
Stock-based compensation	1,122	1,513
Provision for doubtful accounts	5	217
Restructuring recovery	(482)	—
Non-cash interest accretion	77	63
Changes in operating assets and liabilities:
Accounts receivable	(1,389)	(442)
Prepaid expenses and other assets	349	175
Accounts payable and accrued liabilities	50	(391)
Accrued restructuring	(695)	(1,064)
Deferred revenue	(609)	1,785

Net cash used in operating activities	(951)	(4,895)

Cash flows from investing activities:
Purchases of property and equipment	(844)	(683)
Acquisition, net of cash acquired	85	(762)
Increase in restricted cash	—	(8)

Net cash used in investing activities	(759)	(1,453)

Cash flows from financing activities:
Borrowings on line of credit, net	2,111	4,175
Borrowings on note payable	—	71
Repayments on note payable	(1,410)	(278)
Net proceeds from issuances of common stock and warrants	—	1,114

Net cash provided by financing activities	701	5,082

Effect of exchange rate changes on cash and cash equivalents	(85)	21

Net decrease in cash and cash equivalents	(1,094)	(1,245)
Cash and cash equivalents at beginning of period	4,306	5,719

Cash and cash equivalents at end of period	$3,212	$4,474

Noncash activities:
Issuance of common stock and stock options in connection with the acquisition of eVergance	—	$2,776

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

Liquidity

The Company has had negative cash flow from operating activities in each year since inception. To date, the Company has funded operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The Company’s cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter, and the Company cannot be certain that it will meet its revenue expectations in any given period. Based on the Company’s current 2008 revenue expectations, it expects its cash and cash equivalents will be sufficient to meet working capital and capital expenditure needs through December 31, 2008. If the Company does not experience anticipated demand for its products, the Company will need to further reduce costs, or issue equity securities or draw against its available line of credit to meet its cash requirements. If adequate funds are not available on acceptable terms, the Company’s ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, stock-based compensation, provision for doubtful accounts, fair value of acquired intangible assets and goodwill, useful lives of property and equipment, income taxes, restructuring costs, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates under different assumptions or conditions.

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

Probability of collection is based upon an assessment of the customer’s financial condition through review of their current financial statements or publicly-available credit reports. For sales to existing customers, prior payment history is also considered in assessing probability of collection. The Company is required to exercise significant judgment in deciding whether collectibility is reasonably assured, and such judgments may materially affect the timing of our revenue recognition and our results of operations.

Services revenues include revenues for consulting services, customer support, training, and enterprise on-demand. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, the Company recognizes the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by AICPA SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). The Company’s consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue. Enterprise on-demand revenue is recognized in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition, corrected copy” (“SAB 104”). Revenues from enterprise on-demand services are recognized ratably over the term of the arrangement, while set-up fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals.

Vendor-specific objective evidence for consulting and training services are based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for customer support services is generally based on the price charged when an element is sold separately or the stated contractual renewal rates.

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

As of June 30, 2008, the Company had $824,000 of capitalized costs for internal-use software less $561,000 of accumulated amortization for a net balance of $263,000.

Stock-based Compensation

Employee stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), in the consolidated statements of operations for the three months ended June 30, 2008 and 2007 related to stock options was $561,000 and $658,000, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of SFAS 123(R), the Company’s loss before income taxes and net loss for each of the three month periods ended June 30, 2008 and 2007 was increased by $561,000 and $658,000, respectively, and for the six month periods ended June 30, 2008 and 2007 was increased by $1.1 million and $1.4 million, respectively. SFAS 123(R) increased basic and diluted net loss per share by $0.01 and $0.02 for the three months ended June 30, 2008 and 2007, respectively, and by $0.03 and $0.04 for the six months ended June 30, 2008 and 2007, respectively. SFAS 123(R) did not have an impact on cash flows from operations during each of the three and six month periods ended June 30, 2008 and 2007.

In 2005 and 2006, the Company extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In October 2006, the Company extended the exercise period of approximately 211,000 vested stock options of a former employee as the result of a termination agreement. During the year ended December 31, 2006, the Company granted 57,500 stock options to four non-employees who had agreements to provide consulting services. As a result of these stock option modifications to former employees and the stock option grants to consultants, the Company recorded no non-employee stock-based compensation expense for the three months ended June 30, 2008, and recorded a credit of $15,000 to non-employee stock-based compensation expense for the three months ended June 30, 2007. The Company recorded a credit to non-employee stock-based compensation expense of $3,000 for the six months ended June 30, 2008, and recorded $103,000 of non-employee stock-based compensation expense for the six months ended June 30, 2007, allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales and marketing expense (benefit)	$—	$(1)	$—	$15
General and administrative expense (benefit)	—	(14)	(3)	88

	$—	$(15)	$(3)	$103

Net Loss per Share

Basic net loss per share is computed using the weighted average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

For each of the three and six month periods ended June 30, 2008, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 11,260,000 shares, and for each of the three and six month periods ended June 30, 2007, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 13,466,000 shares, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact that the adoption of FSP FAS 142-3 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is not permitted. The Company does not believe the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of FSP 157-2.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity, and it eliminates “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R will have an impact on its accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that may be made in the future.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2008 (in thousands):

	Balance as of June 30, 2008	Quoted Prices Active Markets of Identical Assets (Level 1)
Assets:
Money market funds	$85	$85

Liabilities:	$—	$—

At June 30, 2008, the Company had $3.2 million in cash and cash equivalents. As of June 30, 2008, the Company did not have any Level 2 or Level 3 assets or liabilities.

Note 3. Goodwill and Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is five years. The Company reported amortization expense on purchased intangible assets of $125,000 and $24,000 for the three months ended June 30, 2008 and 2007, respectively and $250,000 and $39,000 for the six months ended June 30, 2008 and 2007, respectively. The components of goodwill and other intangible assets are as follows (in thousands):

	June 30, 2008	December 31, 2007
Goodwill	$12,415	$12,500

Intangibles:
Customer relationships	$2,650	$2,650
Purchased technology	14,650	14,650
Less: accumulated amortization	(15,324)	(15,074)

Intangibles, net	$1,976	$2,226

During the three months ended June 30, 2008, goodwill was reduced by $85,000 due the collection of an account receivable that was written off prior to the acquisition of eVergance Partners LLC (“eVergance”) in June 2007. There were no additions to intangible assets during the three or six months ended June 30, 2008. The estimated future amortization expense of purchased intangible assets as of June 30, 2008 is as follows (in thousands):

Remainder of year ending December 31, 2008	$250
Year ending December 31, 2009	500
Year ending December 31, 2010	500
Year ending December 31, 2011	500
Year ending December 31, 2012	226

Total	$1,976

Note 4. Stockholders’ Equity

(a)	Stock Compensation Plans

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

The following table summarizes activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2007	9,857,786	$5.78
Options cancelled and retired	(346,911)	8.78
Options exercised	(1,477)	0.10		$1,905
Options granted	602,500	1.55

Balances, March 31, 2008	10,111,898	5.43	7.42	$17,854
Options cancelled and retired	(1,572,367)	7.22
Options exercised	—	—		$—
Options granted	176,000	1.31

Balances, June 30, 2008	8,715,531	$4.97	7.48	$14,892

Options vested and exerciseable and expected to be vested and exerciseable at June 30, 2008	7,228,431	$5.29	7.33	$14,506
Options vested and exerciseable at June 30, 2008	4,922,323	$5.69	6.95	$13,722

At June 30, 2008, the Company had 15,225,321 options available for grant under its equity incentive plans.

At June 30, 2008, the Company had $3.4 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 2.5 years. This amount excludes unrecognized stock-based compensation expense that relates to non-employee stock options, which cannot be estimated prior to the measurement date.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2008:

	Options Outstanding			Options Vested and Exerciseable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exerciseable	Weighted Average Exercise Price Per Share
$ 0.10 - 1.71	1,248,523	7.85	$1.49	548,892	$1.57
1.73 - 2.88	1,019,554	7.12	2.03	684,565	2.00
2.95 - 2.95	3,235,003	7.93	2.95	2,100,676	2.95
3.00 - 3.08	141,000	8.85	3.00	35,375	3.01
3.10 - 3.10	1,308,272	7.78	3.10	383,950	3.10
3.13 - 4.74	1,343,249	7.29	3.63	783,620	3.86
5.23 - 735.00	419,930	3.01	48.75	385,245	39.64

Total	8,715,531	7.48	$4.97	4,922,323	$5.69

Employee stock-based compensation is calculated using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.88%	4.98%	2.63%	4.86%
Expected volatility	54%	51%	50%	52%
Expected life (in years)	4	5	5	5
Dividend yield	0%	0%	0%	0%

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

The weighted-average fair value of options granted during the three and six months ended June 30, 2008 was $0.62 and $0.67 per share, respectively.

The forfeiture rate of employee stock options for 2008 was calculated using the Company’s historical terminations data.

Note 5. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three and six month periods ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(137)	$(3,543)	$(216)	$(7,293)
Foreign currency translation loss	(111)	(2)	(265)	(29)

Comprehensive loss	$(248)	$(3,545)	$(481)	$(7,322)

Note 6. Commitments and Contingencies

(a)	Lease Obligations

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, the Company entered into letters of credit totaling $816,000 expiring in 2008 through 2011. The Company’s letters of credit can be supported by either restricted cash or the Company’s line of credit. At June 30, 2008, the Company had $4.8 million in non-cancelable operating lease obligations offset by approximately $1.2 million of sublease income from subleases that are under contract. The future non-cancelable operating lease obligations will be paid as follows (in thousands):

Remainder of year ending December 31, 2008	$1,330
Year ending December 31, 2009	2,358
Year ending December 31, 2010	1,047
Year ending December 31, 2011	53
Year ending December 31, 2012	—

Total	$4,788

(b)	Other Contractual Obligations

At June 30, 2008, the Company had other future contractual obligations requiring payments of $6.9 million. The obligations represent payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, consulting services, engineering services, and sales events. The future contractual obligations will be paid as follows (in thousands):

Remainder of year ending December 31, 2008	$900
Year ending December 31, 2009	803
Year ending December 31, 2010	1,546
Year ending December 31, 2011	1,575
Year ending December 31, 2012	1,650
Year ending December 31, 2013	425

Total	$6,899

(c)	Litigation

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

Many of our software license agreements require us to indemnify our customers for any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed. Such indemnification provisions are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). In prior periods, the Company has incurred minimal costs related to such claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. The Company did however record a settlement charge resulting from a settlement of an infringement claim on the Company’s consolidated statement of operations for the year ended December 31, 2006, which was not considered material. There were no outstanding claims of infringement at June 30, 2008.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008.

(e)	Warranties

The Company generally provides a warranty for its software products and services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. Such warranties are accounted for in accordance with SFAS 5. The Company has not provided for a warranty accrual as of June 30, 2008 or December 31, 2007 because, to date, the Company’s product warranty expense has not been significant. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Restructuring Costs

The following table provides a summary of restructuring activity during the six months ended June 30, 2008 and 2007 (in thousands):

Facilities
Restructuring accruals:
Accrual as of December 31, 2006	$6,102
Payments made	(2,054)
Sublease payments received	1,037

Accrual as of June 30, 2007	$5,085

Accrual as of December 31, 2007	$2,752
Restructuring recoveries	(482)
Payments made	(931)
Sublease payments received	236

Accrual as of June 30, 2008	$1,575

In March 2008, we were notified by the subtenant of one of the facilities included in our restructuring accrual of their intent to lease additional space and extend their sublease through the end of our lease term. As a result of this agreement, we recorded a restructuring recovery of approximately $482,000. The agreement was executed in May 2008.

Note 8. Segment Information

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

Geographic information on revenues for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
North America	$12,389	$9,280	$26,590	$18,504
Europe	3,947	3,980	7,614	7,612
Asia Pacific	317	133	734	311

Total	$16,653	$13,393	$34,938	$26,427

During the three months ended June 30, 2008, one customer accounted for 18% of total revenues. During the six months ended June 30, 2008 and during the three and six months ended June 30, 2007, no customer represented 10% or more of total revenues. As of June 30, 2008, one customer represented 24% of our gross accounts receivable.

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, is as follows (in thousands):

	June 30, 2008	December 31, 2007
United States	$2,974	$2,854
International (primarily Europe)	91	105

Total	$3,065	$2,959

Note 9. Line of Credit and Note Payable

(a)	Line of Credit

On November 30, 2005, the Company established a banking relationship with Bridge Bank N.A. (“Bridge”) entering into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company had access to a loan facility of $7.0 million. The Company has since amended the agreement with Bridge, most recently on March 28, 2008, when the Company entered into a Second Amended and Restated Loan and Security Agreement with Bridge under which the Company has access to a loan facility of $10.0 million (“March Loan Facility”). The March Loan Facility is a formula-based revolving line of credit based on 80% of eligible receivables subject to three sublimits; a sublimit of $2.5 million that is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under the line of credit were converted into a term loan as of March 26, 2008 in the amount of $1.6 million, which is payable in 33 monthly installments of principal plus interest. A maximum amount of $500,000 is available for additional equipment financing. The total combined borrowing under the March Loan Facility and sublimits cannot exceed $10.0 million. The March Loan Facility is secured by all of the Company’s assets and expires February 27, 2010 at which time the entire balance under the formula-based line of credit will be due. The Company has until September 30, 2008 to draw down against the additional equipment financing, which is repayable over a 36 month period. Interest for the formula based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25%. The March Loan Facility contains certain restrictive covenants including, but not limited to, certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If we are not in compliance with the covenants of the March Loan Facility, Bridge has the right to declare an event of default and all of the outstanding balances owed under the March Loan Facility would become immediately due and payable.

As of June 30, 2008, the Company had $1.4 million outstanding under the existing equipment loan. This amount is repayable in 31 monthly installments of principal and interest. It is shown on the condensed consolidated balance sheet under the headings of notes payable (current portion) and notes payable long-term. The Company has also drawn $1.5 million against the formula based revolving line of credit and $226,000 against the $500,000 available for additional equipment financing. The available balance of the March Loan Facility was also lowered by $116,000 to secure a letter of credit related to a building lease, leaving an available balance of $6.7 million as of June 30, 2008.

(b)	Note Payable

As of June 30, 2008, there was $1.3 million classified as current portion of notes payable and $880,000 classified as long-term. The notes payable consist of five obligations. The first is the equipment loan from Bridge that is repayable in 31 monthly installments of principal and interest at prime plus 1.25%. The second is a promissory note with De Lage Landen Financial Services, Inc. for the financing of software license and support purchased and has a fixed interest rate of 3.15%, payable in monthly installments of principal and interest. The third obligation is with First Insurance Funding Corp. of California for short-term financing of Directors and Officers insurance and has a fixed interest rate of 9.87%, payable in monthly installments of principal and interest. The fourth is to former members of eVergance in connection with the acquisition of all the membership interests of eVergance and bears no interest. This note was recorded at its present value using a discount rate of 9.5%. The Company recognizes imputed interest expense as the notes mature. The fifth is a capital lease obligation, assumed from eVergance, for office furniture and equipment, which has a 5 year term, of which 24 months were remaining as of June 30, 2008, and an annual interest rate of 8.58%.

Note 10. Related Party Transactions

On October 30, 2006, the Company entered into a consulting agreement (“the Consulting Agreement”) with William T. Clifford, a member of KANA’s Board of Directors. Mr. Clifford provided consulting services to KANA’s management as an independent contractor on matters pertaining to strategic planning and business (in addition to his role as a member of the Board of Directors) for a period of twelve months that commenced on January 24, 2006. As of December 31, 2007, the Company had an accrued liability of $59,900 for his consulting services rendered pursuant to the terms of the consulting agreement. This amount was paid during the six months ended June 30, 2008.

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

Overview

We offer an innovative approach to customer service with cost-effective solutions that enhance the quality of multi-channel customer interactions. Built on open standards for a high degree of adaptability and integration, our solutions intelligently automate the processes needed to successfully serve our clients’ customers, so that our clients can deliver higher value service at lower cost, increasing customer retention and loyalty. We provide an integrated solution that enables organizations to deliver consistent, managed service across all channels, including e-mail, chat, call centers and Web self-service, ensuring a consistent service experience across communication channels.

Our revenues are primarily derived from the sale of our software and related maintenance and support of the software. We also derive revenues from consulting, training and other services. Our products are generally installed by our customers using either a systems integrator, such as IBM or Accenture or our professional services group. Our professional services group assists the integrators as subject matter experts and in some cases will act as the prime contractor for implementation of our software. In June 2007 we acquired eVergance which expanded our professional services group’s capabilities and resources. We also rely on IBM and other systems integrators to recommend and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. In the past, we supplied specialists (who were subject matter experts) to work with IBM and other systems integrators. While we continue this practice, we are increasingly providing consulting and implementation services directly to our customers especially following our acquisition of eVergance. These services may be provided to our existing customers who would like us to review their implementations or to new customers who are not quite large enough to gain the interest of a large systems integrator to provide such services. However, in the case of most of the initial installations of our applications that are generally installed by our customers using a systems integrator, these services generally increase the cost of the project substantially by subjecting their purchase to more levels of required approvals and scrutiny of projected cost savings in their customer service and marketing departments. This contributes to the difficulty that we face in predicting the quarter in which sales to expected customers will occur and to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

We have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. On June 30, 2008, we had cash and cash equivalents of $3.2 million. As of June 30, 2008, we had an accumulated deficit of $4.3 billion and a negative working capital of $10.9 million, of which $15.6 million relates to deferred revenue. We recorded a loss from operations of $53,000 and $3,000 for the three and six month periods ended June 30, 2008, and a loss from operations of $3.4 million loss and $7.1 million for the three and six month periods ended June 30, 2007, respectively. Net losses were $137,000 and $216,000 for the three and six months ended June 30, 2008, respectively and $3.5 million and $7.3 million for the three and six months ended June 30, 2007, respectively. Net cash used in operating activities was $951,000 and $4.9 million the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, we had 234 full-time employees, which represents an increase from 225 employees at December 31, 2007 and a decrease from 244 employees at June 30, 2007.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008. We believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2008 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the Notes to the Unaudited Condensed Consolidated Financial Statements in “Part I. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008	2007
	(unaudited)			(unaudited)
Revenues:
License fees	24%		26%	28%	27%
Services	76		74	72	73

Total revenues	100		100	100	100

Costs and expenses:					—
Cost of license fees	*		2	2	2
Cost of services	32		27	31	25
Amortization of acquired intangible assets	*		*	*	*
Sales and marketing	30		50	32	49
Research and development	21		23	19	25
General and administrative	16		23	17	25
Restructuring recovery	—		—	(1)	—

Total costs and expenses	100		125	100	127

Loss from operations	*		(25)	*	(27)
Interest and other income (expense), net	*		*	*	*

Loss before income tax expense	*		(26)	*	(27)
Income tax expense	*		*	*	*

Net loss	*	%	(26)%	* %	(28)%

*	Less than 1%

Revenues

Total revenues increased by 24% to $16.7 million for the three months ended June 30, 2008 from $13.4 million for the three months ended June 30, 2007, as a result of higher license and services revenues in 2008 than in 2007. Total revenues increased by 32% to $34.9 million for the six months ended June 30, 2008 from $26.4 million for the six months ended June 30, 2007, as a result of higher license and services revenues in 2008 than in 2007 based on increased demand for our products.

License revenues include licensing fees only, and exclude associated support and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon delivery provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under Note 1 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q. License revenues increased by 13% to $4.0 million for the three months ended June 30, 2008 from $3.5 million for the same period in the prior year. License revenues increased by 36% to $9.7 million for the six months ended June 30, 2008 from $7.1 million for the same period in the prior year. While we had a lower numbers of transactions, the average transaction value increased due to the closing of one and three large transactions during the three and six months ended June 30, 2008, respectively. While we are focused on increasing license revenue, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable. The length of our sales cycle has increased in recent periods due to uncertain economic conditions.

Our services revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Professional services revenues relate to providing consulting, training and implementation services to our customers including enterprise on-demand. Services revenues increased 28% to $12.7 million for the three months ended June 30, 2008, compared to $9.9 million for the same period in 2007. Services revenues increased 31% to $25.2 million for the six months ended June 30, 2008, compared to $19.3 million for the same period in 2007. Support revenues are the largest component of services revenues. While there was an increase in support revenues in the three and six months ended June 30, 2008, the most significant increase was in consulting and training revenues that increased as a result of increased license sales in prior quarters and new consulting business from our acquisition of eVergance. Customers who purchase licenses frequently purchase implementation consulting and training services, which usually occur subsequent to the license sales.

Revenues from domestic sales were $12.4 million and $9.3 million for the three months ended June 30, 2008 and 2007, respectively and $26.6 million and $18.5 million for the six months ended June 30, 2008 and 2007, respectively. Revenues from international sales were $4.3 million and $4.1 million for the three months ended June 30, 2008 and 2007, respectively and $8.3 million and $7.9 million for the six months ended June 30, 2008 and 2007, respectively. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues increased by 43% to $5.6 million for the three months ended June 30, 2008 from $3.9 million for the same period in 2007. Total cost of revenues increased by 58% to $11.6 million for the six months ended June 30, 2008 from $7.3 million for the same period in 2007.

License Fees. Cost of license fees consists of third party software royalties, referral fees, and costs of documentation. Cost of license fees as a percentage of license fees was 4% for the three months ended June 30, 2008, compared to 7% for the same period in the prior year. Cost of license fees as a percentage of license fees was 6% for the six months ended June 30, 2008, compared to 7% for the same period in the prior year. The decrease was partially due to a reduction in royalty costs associated with a relatively lower proportion of non-revenue-related shipments, such as upgrades and updates, as we had a lower proportion of such shipments during the first six months of 2008 and the phase out of certain royalty bearing products. This reduction was partially offset by a referral fee incurred during the six-month period in 2008. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades and that cost of license fees will generally range from approximately 5% to 10% of license revenue. We are continuing to look at alternatives for some original equipment manufacturer (“OEM”) products embedded in KANA products.

Services. Cost of services consists primarily of compensation and related expenses for our customer support, consulting and training and enterprise on-demand services organizations, and allocation of facility costs and system costs incurred in providing customer support. Cost of services increased to 42% of service revenues, or $5.3 million, for the three months ended June 30, 2008 compared to 37% of service revenues, or $3.7 million, for the same period in 2007. Cost of services increased to 43% of service revenues, or $10.8 million, for the six months ended June 30, 2008 compared to 35% of service revenues, or $6.7 million, for the same period in 2007. The decrease in service margins in the three and six month periods ended June 30, 2008 compared to the same periods in 2007 was due to an increase in professional services revenues as a percent of total service revenues, as the professional services have a higher cost of revenue. As of June 30, 2008, we had 67 employees in the support, consulting, training and enterprise on-demand organizations compared to 72 employees as of June 30, 2007, a decrease of 7%. This decrease was more than offset by the use of outside consultants.

Cost of services may increase or decrease depending on the demand for these services, and the revenue mix of such services. The expenses may also be affected by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in the three-month periods ended June 30, 2008 and 2007 related to $2.5 million of identifiable intangibles purchased in connection with the eVergance acquisition in June 2007. The amortization of acquired intangible assets recorded in the six-month period ended June 30, 2008 related to assets purchased in connection with the eVergance acquisition in June 2007. The amortization of acquired intangible assets recorded in the six-month period ended June 30, 2007 related to assets purchased in connection with the eVergance acquisition in June 2007 and to $400,000 of identifiable assets purchased in connection with the Hipbone acquisition in February 2004. Acquired intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets (three and five years). The intangibles purchased in connection with the Hipbone acquisition were fully amortized in the first quarter of 2007.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased by 25% to $5.0 million for the three months ended June 30, 2008, from $6.7 million for the same period in 2007. Sales and marketing expenses decreased by 12% to $11.3 million for the six months ended June 30, 2008, from $12.9 million for the same period in 2007. This was primarily due to lower compensation costs as a result of decreased headcount and a reduction in our marketing programs. As of June 30, 2008, we had 64 employees in sales and marketing compared to 81 employees as of June 30, 2007, a decrease of 21%.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by 11% to $3.4 million for the three months ended June 30, 2008 from $3.1 million for the same period in 2007. Research and development expenses increased to $6.8 million for the six months ended June 30, 2008 from $6.7 million for the same period in 2007. The increase was attributable primarily to higher compensation and related costs as a result of an increase in head count offset by a reduction in the use of outside consultants. As of June 30, 2008, we had 61 employees in research and development compared to 48 employees as of June 30, 2007, an increase of 27%.

Research and development expenses including related head count may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased by 15% to $2.6 million for the three months ended June 30, 2008 from $3.1 million for the three months ended June 30, 2007. General and administrative expenses decreased by 12% to $5.8 million for the six months ended June 30, 2008 from $6.6 million for the six months ended June 30, 2007. The decrease in expenses during the three and six months ended June 30, 2008 was primarily due to lower legal fees and reduced cost of outside consultants offset for the six month period by higher auditing fees due to our 2007 audit of internal control over financial reporting. As of June 30, 2008, we had 42 employees in general and administrative and information technology combined compared to 43 employees as of June 30, 2007, a 2% decrease.

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

Restructuring Costs. During the six months ended June 30, 2008 we recorded a restructuring recovery of $482,000 as a result of the extension of a sublease on one of the properties in our restructuring accrual. There was no restructuring cost during the three or six months ended June 30, 2007.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income and interest expense. Interest income and other income consists primarily of interest earned on cash and cash equivalents and was approximately $6,000 and $25,000 for the three months ended June 30, 2008 and 2007, respectively and $17,000 and $48,000 for the six months ended June 30, 2008 and 2007, respectively. The decrease in interest income related to lower cash and cash equivalents balances in the six months ended June 30, 2008 compared to the same period in 2007. Interest expense and other expense relates primarily to our line of credit and loan payable and was approximately $70,000 and $112,000 for the three months ended June 30, 2008 and 2007, respectively, and $184,000 and $154,000 for the six months ended June 30, 2008 and 2007, respectively. Interest expense varies from period-to-period based on the timing of borrowings and repayments.

Provision for Income Taxes

We have a history of net losses on a consolidated basis from inception through June 30, 2008. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. During the three months ended June 30, 2008 and 2007, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $20,000 and $54,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $46,000 and $101,000 for the six months ended June 30, 2008 and 2007, respectively, in those foreign jurisdictions.

Liquidity and Capital Resources

As of June 30, 2008, we had $3.2 million in cash and cash equivalents, compared to $4.3 million in cash and cash equivalents at December 31, 2007. As of June 30, 2008, we had negative working capital of $10.9 million, compared to negative working capital of $11.6 million as of December 31, 2007. As of June 30, 2008, our current liabilities included $15.6 million of deferred revenue (primarily reflecting payments received for future maintenance services to be provided to our customers).

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

Operating Cash Flow

Our operating activities used $951,000 of cash for the first six months of 2008, which included a $216,000 net loss, a $1.4 million increase in accounts receivable, a $609,000 decrease in deferred revenue, and net payments of $695,000 against accrued restructuring and a restructuring recovery of $482,000, partially offset by non-cash charges of $1.1 million for stock-based compensation expense, and $587,000 of depreciation. Our operating activities used $4.9 million of cash and cash equivalents for the six months ended June 30 2007, due mainly to our net loss of $7.3 million, a $1.1 million decrease in accrued restructuring and a $442,000 increase in accounts receivable, partially offset by $1.5 million of non-cash stock-based compensation expense, as well as a $1.8 million increase in deferred revenue.

Investing Cash Flow

Our investing activities used $759,000 and $1.5 million of cash for the first six months of 2008 and 2007, respectively, which consisted primarily of the purchase of property and equipment and the purchase of eVergance in 2007.

Financing Cash Flow

Our financing activities generated $701,000 of cash for the six months ended June 30, 2008, which consisted of $2.1 million of borrowings under the line of credit offset by the repayment of $1.4 million on notes payable. For the first six months of 2007, our financing activities provided $5.1 million of cash and cash equivalents, due mainly to our borrowing of $4.2 million on our line of credit and $1.1 million of proceeds from issuance of common stock.

Existence and Timing of Contractual Obligations

On November 30, 2005, we established a banking relationship with Bridge Bank N.A. (“Bridge”)entering into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which we had access to a loan facility of $7.0 million. We have since amended our agreement with Bridge, most recently on March 28, 2008, when we entered into a Second Amended and Restated Loan and Security Agreement with Bridge under which we had access to a loan facility of $10.0 million (“March Loan Facility”). The March Loan Facility is a formula based revolving line of credit based on 80% of eligible receivables subject to three sublimits; a sublimit of $2.5 million that is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under our line of credit were converted into a term loan as of March 26, 2008 in the amount of $1.6 million which is payable in 33 monthly installments of principal plus interest. A maximum amount of $500,000 is available for additional equipment financing. The total combined borrowing under the March Loan Facility and sublimits cannot exceed $10.0 million. The March Loan Facility is secured by all of our assets and expires February 27, 2010 at which time the entire balance under the formula-based line of credit will be due. We have until September 30, 2008 to draw down against the additional equipment financing, which is repayable over a 36 month period. Interest for the formula-based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25%. The March Loan Facility contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If we are not in compliance with the covenants of the March Loan Facility, Bridge has the right to declare an event of default and all of the outstanding balances owed under the March Loan Facility would become immediately due and payable.

As of June 30, 2008, we had $1.4 million outstanding under the March Loan Facility under the existing equipment loan provision. This amount is repayable in 31 monthly installments of principal and interest. It is shown on the condensed consolidated balance sheet under the headings of notes payable (current portion) and notes payable long-term. We have also drawn $1.5 million against the formula-based revolving line of credit and $226,000 against the $500,000 available for additional equipment financing. The available balance of the March Loan Facility was also lowered by $116,000 to secure a letter of credit related to a building lease, leaving an available balance of $6.7 million as of June 30, 2008.

Our future payments due under debt and lease obligations and other contractual commitments as of June 30, 2008 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Line of credit (1)	$1,726	$1,726
Notes payable (2)	2,189	1,309	$880	$—	$—
Non-cancelable operating lease obligation (3)	4,788	2,574	2,214	—	—
Less: Sublease income (4)	(1,168)	(438)	(730)	—	—
Other contractual obligations (5)	6,899	1,106	2,918	2,875	—

Total	$14,434	$6,277	$5,282	$2,875	$—

(1)	Includes receivables-based loans under our revolving credit which matures in 2010 but which may be payable sooner if we experience a decrease in receivables.

(2)	Includes imputed interest on eVergance notes.

(3)	Includes leases for properties included in the restructuring liability.

(4)	Includes subleases that are under contract as of June 30, 2008.

(5)	Represents payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, and sales events.

Off-Balance-Sheet Arrangements

As of June 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Outlook

Outlook. Based on our current 2008 revenue expectations, we expect our cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs through June 30, 2009. If we do not experience anticipated demand for our products, we will need to further reduce costs, or issue equity securities or borrow money to meet our cash requirements. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. In addition, a rise in interest rates may impede our ability to borrow additional funds as well as maintain our current debt arrangements. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including anticipated increases in our revenues, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses every year. As of June 30, 2008, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our stockholders’ equity on June 30, 2008 was $5.0 million. We continue to commit a substantial investment of resources to sales, product marketing and developing new products and enhancements, and we will need to increase our revenues to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenues have been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers. Thus, even if sales of our products and services grow, we may continue to experience losses, which may cause the price of our stock to decline.

The relatively large size of many of our expected license transactions could contribute to our failure to meet expected sales in any given quarter and could materially harm our operating results.

Our revenues and results of operations may fluctuate as a result of a variety of factors. Our revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions is generally large relative to our total revenues in any quarter, particularly as we have focused on larger enterprise customers, on licensing our more comprehensive integrated products, and have involved systems integrators in our sales process. If sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. Fluctuations in our results of operations may be due to a number of additional factors, including, but not limited to, our ability to retain and increase our customer base, changes in our pricing policies or those of our competitors, the timing and success of new product introductions by us or our competitors, the sales cycle for our products, our fixed expenses, the purchasing and budgeting cycles of our clients, and general economic, industry and market conditions.

This dependence on large orders makes our revenues and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. In recent periods, we have experienced increases in the length of a typical sales cycle and this trend has increased in 2008 as a result of uncertain economic conditions. This trend may add to the uncertainty of our future operating results and reduce our ability to anticipate our future revenues. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. As a result, our operating results could suffer if any large orders are delayed or canceled in any future period. In part as a result of this aspect of our business, our quarterly revenues and operating results may fluctuate in future periods and we may fail to meet the expectations of investors and public market analysts, which could cause the price of our common stock to decline.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $3.2 million at June 30, 2008, and as of such date, had contractual commitments of $6.3 million during the next twelve months. It is possible that our cash position could decrease over the next few quarters and some customers could become increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

A portion of our revenues depends on leads generated by systems integrators and their recommendations of our products. If systems integrators do not successfully market our products, our operating results will be materially harmed. In addition, many of our direct sales are to customers that will be relying on systems integrators to implement our products, and if systems integrators are not familiar with our technology or able to successfully implement our products, our operating results will be materially harmed. We expect to continue increasing our leverage of systems integrators as indirect sales channels and, if this strategy is successful, our dependence on the efforts of these third parties for revenue growth and customer service will remain high. Our reliance on third parties for these functions has reduced our control over such activities and reduced our ability to perform such functions internally. If we come to rely primarily on a single systems integrator that subsequently terminates its relationship with us, becomes insolvent or is acquired by another company with which we have no relationship, or decides not to provide implementation services related to our products, we may not be able to internally generate sufficient revenues or increase the revenues generated by our other systems integrator relationships to offset the resulting lost revenues. Furthermore, systems integrators typically suggest our solution in combination with other products and services, some of which may compete with our solution. Systems integrators are not required to promote any fixed quantities of our products and are not bound to promote our products exclusively and may act as indirect sales channels for our competitors. If systems integrators choose not to promote our products or if they develop, market or recommend software applications that compete with our products, our business will be harmed.

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

During the three months ended June 30, 2008, one customer accounted for 18% of total revenues. During the six months ended June 30, 2008 and during the three and six months ended June 30, 2007, no customer represented 10% or more of our total revenues. If we lose major customers, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, and our failure to obtain new significant customers or additional orders from existing customers could materially affect our operating results.

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

In July 2007, we undertook various cost reduction and restructuring activities. The expense related to our reduction in work force was approximately $240,000 and expense related to ceasing use of one of our offices was approximately $8,000. In September 2007, we agreed with the landlord of one of the facilities included in our restructuring accrual to surrender the remaining term of the lease in exchange for a lump sum cash payment. As a result of this agreement, we recorded additional restructuring expense of approximately $319,000. In March 2008, we were notified by the subtenant of one of the facilities included in our restructuring accrual of their intent to lease additional space and extend their sublease through the end of our lease term. As a result of this agreement, we recorded a restructuring recovery of approximately $482,000. The agreement was executed in May 2008. In addition, the cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges.

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

For example, our ability to increase revenues in the future depends considerably upon our success in training and retaining effective direct sales personnel and the success of our direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales efforts. We have experienced significant turnover in our sales force including domestic senior sales management, and may experience further turnover in future periods. It generally takes a new salesperson nine or more months to become productive, and they may not be able to generate new sales. Our business will be harmed if we fail to retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated. Additionally, we continue to need to recruit experienced developers as a result of our initiative to eliminate outsourced product development and bring core technology development back to our personnel in the United States.

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

The challenges of developing new products and enhancements require us to commit a substantial investment of resources to development, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could be exploited by our competitors and lead potential customers to choose alternative products. To be competitive, we must develop and introduce on a timely basis new products and product enhancements for companies with significant e-business customer interaction needs. Our ability to deliver competitive products may be negatively affected by the diversion of resources to development of our existing suite of products, and responding to changes in competitive products and in the demands of our customers. If we experience product delays in the future, we may face:

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

We license third-party software that we incorporate into our products. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology would be difficult to replace. The loss of any of these licenses could result in delays or reductions in the development and deployment of our applications until we identify, license and integrate, or develop equivalent software. If we are required to enter into license agreements with third parties for replacement technology, we could face higher royalty payments and our products may lose certain attributes or features. In the future, we might need to license other software to enhance our products and meet evolving customer needs. If we are unable to do this, we could experience reduced demand for our products.

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

In connection with the preparation of our 2007 Annual Report, we identified and reported a material weakness in our internal controls over the period-end reporting process, including controls with respect to the review, supervision and monitoring of accounting operations for both domestic and international operations. As a result of this material weakness, we are unable to conclude that our internal control over financial reporting was effective as of June 30, 2008.

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

Our common stock was delisted from The NASDAQ Global Market effective at the opening of business on October 17, 2005 due to the failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 with the SEC. From October 17, 2005 to December 4, 2006, our common stock was quoted on the “Pink Sheets” and as of December 5, 2006, our common stock has been quoted on Over the Counter Bulletin Board (“OTCBB”). The OTCBB is generally considered less efficient than The NASDAQ Global Market. Quotation of our common stock on the OTCBB may reduce the liquidity of our securities, limit the number of investors who trade in our securities, result in a lower stock price and larger spread in the bid and ask prices for shares of our common stock and could have an adverse effect on us. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on The NASDAQ Global Market. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital.

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

The trading price of our common stock has fluctuated widely in the past and we expect that it will continue to do so in the future. Since becoming a publically traded security listed on The NASDAQ Global Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.65 per share. The last reported sale price of our shares on August 5, 2008 was $1.10 per share. These fluctuations are the result of a number of factors, many of which are outside of our control, such as:

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

The laws of foreign countries in which we market our products may offer little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could diminish international sales or require costly efforts to protect our technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

We may become involved in litigation over proprietary rights, which could be costly and time consuming.

The software industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights, and our technologies may not be able to withstand any third-party claims or rights against their use. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Additionally, third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe and any of these third parties might make a claim of infringement against us. For example, during 2006 and 2007 we were involved in litigation brought by Polaris IP, LLC against us and certain of our customers that claimed that certain of our products violate patents held by them.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 26% and 24% of out total revenues for the three and six month periods ended June 30, 2008, respectively. Sales outside North America represented 25%, 32% and 30% of our total revenues for 2007, 2006 and 2005, respectively. We have established offices in the United States, Europe and Japan. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and systems integrators. International operations are subject to many inherent risks, including:

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

In June 2007, we acquired all of the membership interests of eVergance. We may not fully realize the anticipated benefits of the eVergance acquisition or any other acquisition or investment. For example, since our inception, we have recorded $2.7 billion of impairment charges for the cost of goodwill obtained from acquisitions. If we acquire another company, we will likely face risks, uncertainties and disruptions associated with the integration process, including, among other things, difficulties in the integration of the operations, technologies and services of the acquired company, the diversion of our management’s attention from other business concerns, the potential loss of key employees of the acquired businesses, and the failure of the acquired businesses, products or technologies to generate sufficient revenue to offset acquisition costs. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Also, acquisitions, including the acquisition of eVergance, can expose us to liabilities and risks facing the company we acquire, such as lawsuits or claims against us that are unknown at the time of the acquisition. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets. These factors could have an adverse effect on our business, results of operations, financial condition or cash flows.

Compliance with regulations governing public company corporate governance and reporting will result in additional costs.

The implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs. We are subject to accounting disclosures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). In particular, we are required to provide a report on our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act. Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs. Any failure to timely prepare for and implement the reforms required by new laws and regulations could significantly harm our business, operating results and financial condition.

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

Our customers consist of large and small companies in nearly all industry sectors and geographies. Potential new clients or existing clients could defer purchases of our products because of unfavorable macroeconomic conditions, such as rising interest rates, fluctuations in currency exchange rates, industry or national economic downturns, industry purchasing patterns, and other factors. Our ability to grow revenues may be adversely affected by unfavorable macroeconomic conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop products in the United States and sell these products in North America, Europe, and Asia. In the three and six months ended June 30, 2008 revenues from customers outside of the United States approximated 26% and 24% of total revenues, respectively. In the years ended December 31, 2007, 2006 and 2005, revenues from customers outside of the United States approximated 25%, 32% and 30%, respectively, of total revenues. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2008, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and the identification of a material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

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

Except for the changes described above, there have been no changes during the quarter ended June 30, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as us and certain of our current and former officers o were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including us, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in our case, purchased our stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of our and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by us. Although we believed that the plaintiffs’ claims had no merit, we had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. We were a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by us or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases, which the District Court has not yet decided. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied on March 8, 2008. We believe we have meritorious defenses to these claims and intend to defend against this action vigorously. In addition, in October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of our initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us.

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

August 11, 2008

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