Form 10-Q
period 2008-09-30
KANA SOFTWARE INC
filed 2008-11-10
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

On October 31, 2008, 41,212,791 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

Kana Software, Inc.

Form 10-Q

Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,615	$4,306
Accounts receivable, net of allowance of $211 and $204 at September 30, 2008 and December 31, 2007, respectively	12,505	10,247
Prepaid expenses and other current assets	1,949	2,391

Total current assets	16,069	16,944
Restricted cash, long-term	751	771
Property and equipment, net	2,261	2,292
Goodwill	12,415	12,500
Acquired intangible assets, net	1,851	2,226
Other assets	468	667

Total assets	$33,815	$35,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,000	$1,177
Notes payable	874	1,873
Accounts payable	4,242	2,943
Accrued liabilities	5,150	5,486
Accrued restructuring	1,384	1,261
Deferred revenue	13,144	15,825

Total current liabilities	26,794	28,565
Deferred revenue, long-term	145	297
Accrued restructuring, long-term	487	1,491
Notes payable, long-term	1,063	110
Other long-term liabilities	413	531

Total liabilities	28,902	30,994

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,212,791 and 40,910,481 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	41	41
Common stock subscription	—	949
Additional paid-in capital	4,320,214	4,317,582
Accumulated other comprehensive loss	(384)	(311)
Accumulated deficit	(4,314,958)	(4,313,855)

Total stockholders’ equity	4,913	4,406

Total liabilities and stockholders’ equity	$33,815	$35,400

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
License fees	$5,310	$5,793	$15,005	$12,920
Services	11,344	11,048	36,587	30,348

Total revenues	16,654	16,841	51,592	43,268

Costs and expenses (1):
Cost of license fees	232	415	790	942
Cost of services	4,676	4,084	15,434	10,820
Amortization of acquired intangible assets	125	125	375	164
Sales and marketing	5,294	6,443	16,566	19,296
Research and development	3,408	3,048	10,168	9,783
General and administrative	2,608	2,888	8,433	9,511
Restructuring	1,064	567	582	567

Total costs and expenses	17,407	17,570	52,348	51,083

Loss from operations	(753)	(729)	(756)	(7,815)
Interest and other income (expense), net	(91)	(506)	(258)	(612)

Loss before income tax expense	(844)	(1,235)	(1,014)	(8,427)
Income tax expense	(43)	(32)	(89)	(133)

Net loss	$(887)	$(1,267)	$(1,103)	$(8,560)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.23)

Shares used in computing basic and diluted net loss per share	41,212	37,061	41,212	36,487

(1)	Stock-based compensation included in the expense line items:

Cost of services	$71	$102	$256	$226
Sales and marketing	160	194	500	658
Research and development	87	120	260	261
General and administrative	243	315	667	1,099

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,103)	$(8,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	927	748
Amortization of acquired intangible assets	375	164
Stock-based compensation	1,683	2,244
Provision for doubtful accounts	7	41
Restructuring expense	302	327
Non-cash interest accretion	100	153
Changes in operating assets and liabilities:
Accounts receivable	(2,370)	(71)
Prepaid expenses and other assets	641	228
Accounts payable and accrued liabilities	814	(1,718)
Accrued restructuring	(919)	(1,503)
Deferred revenue	(2,703)	(688)

Net cash used in operating activities	(2,246)	(8,635)

Cash flows from investing activities:
Purchases of property and equipment	(1,159)	(1,399)
Acquisition, net of cash acquired	85	(762)
Decrease (increase) in restricted cash	10	(14)

Net cash used in investing activities	(1,064)	(2,175)

Cash flows from financing activities:
Borrowings on line of credit, net	2,885	5,938
Borrowings on notes payable	—	71
Repayments on notes payable	(2,162)	(840)
Net proceeds from issuances of common stock and warrants	—	1,286

Net cash provided by financing activities	723	6,455

Effect of exchange rate changes on cash and cash equivalents	(104)	77

Net decrease in cash and cash equivalents	(2,691)	(4,278)
Cash and cash equivalents at beginning of period	4,306	5,719

Cash and cash equivalents at end of period	$1,615	$1,441

Noncash activities:
Issuance of common stock and stock options in connection with the acquisition of eVergance	—	$2,776

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

Liquidity

The Company has had negative cash flow from operating activities in each year since inception. To date, the Company has funded operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. The Company’s cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter, and the Company cannot be certain that it will meet its revenue expectations in any given period. Based on the Company’s current 2008 revenue expectations, it expects its cash and cash equivalents will be sufficient to meet working capital and capital expenditure needs through September 30, 2009. If the Company does not experience anticipated demand for its products, the Company will need to further reduce costs, or issue equity securities or draw against its available line of credit to meet its cash requirements. If adequate funds are not available on acceptable terms, the Company’s ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

For all sales the Company uses either a signed license agreement, a signed amendment to an existing license agreement, a signed order form, a binding purchase order where the Company either has a signed master license agreement or an order form signed by the Company or a signed statement of work as evidence of an arrangement.

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

During the three months ended September 30, 2008 it was determined that certain capitalized costs in the amount of $263,000 related to an internal use software project that was abandoned were no longer realizable and were written off to restructuring expense. As of September 30, 2008, the Company had $561,000 of capitalized costs for internal-use software less $561,000 of accumulated amortization for a net balance of zero.

Stock-based Compensation

Employee stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), in the consolidated statements of operations for the three months ended September 30, 2008 and 2007 related to stock options was $554,000 and $729,000, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of SFAS 123(R), the Company’s loss before income taxes and net loss for each of the three month periods ended September 30, 2008 and 2007 was increased by $554,000 and $729,000, respectively, and for the nine month periods ended September 30, 2008 and 2007 was increased by $1.7 million and $2.1 million, respectively. SFAS 123(R) increased basic and diluted net loss per share by $0.01 and $0.02 for the three months ended September 30, 2008 and 2007, respectively, and by $0.04 and $0.06 for the nine months ended September 30, 2008 and 2007, respectively. SFAS 123(R) did not have an impact on cash flows from operations during each of the three and nine month periods ended September 30, 2008 and 2007.

In 2005 and 2006, the Company extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In October 2006, the Company extended the exercise period of approximately 211,000 vested stock options of a former employee as the result of a termination agreement. During the year ended December 31, 2006, the Company granted 57,500 stock options to four non-employees who had agreements to provide consulting services. As a result of these stock option modifications to former employees and the stock option grants to consultants, the Company recorded $7,000 and $2,000 of non-employee stock-based compensation expense for the three months ended September 30, 2008 and 2007, respectively. The Company recorded non-employee stock-based compensation expense of $4,000 and $105,000 for the nine months ended September 30, 2008 and 2007, respectively, allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales and marketing expense	$—	$—	$—	$15
General and administrative expense	7	2	4	90

	$7	$2	$4	$105

Net Loss per Share

Basic net loss per share is computed using the weighted average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

For the three and nine month periods ended September 30, 2008, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 10,984,000 shares and for the three and nine month periods ended September 30, 2007, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 13,053,000 shares, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

The following table shows the components of the anti-dilutive securities for the three and nine-month periods ended September 30, 2008:

Type of Security	Number	Exercise Price		Expiration Date
Stock options	8,440,000	$5.01	(1)
Non-equity plan options	400,000	3.07		6/14/2017
Warrants	230,000	5.00		12/10/2008
Warrants	815,000	2.45		9/29/2010
Warrants	946,000	1.97		9/29/2010
Warrants	153,000	$1.97		10/25/2010

	10,984,000

(1)	This represents the weighted average exercise price for all outstanding stock options.

See Note 4 for the detail of outstanding stock options.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for nongovernmental entities. The hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the September 16, 2008 SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material impact on the Company’s results of operations or financial condition.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact that the adoption of FSP FAS 142-3 will have on its consolidated financial statements.

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

SFAS 157 includes a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 - instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 - instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of September 30, 2008 (in thousands):

	Balance as of September 30, 2008	Quoted Prices Active Markets of Identical Assets (Level 1)
Assets:
Money market funds	$85	$85

Liabilities:	$—	$—

At September 30, 2008, the Company had $1.6 million in cash and cash equivalents. As of September 30, 2008, the Company did not have any Level 2 or Level 3 assets or liabilities.

Note 3. Goodwill and Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is five years. The Company reported amortization expense on purchased intangible assets of $125,000 for each of the three months ended September 30, 2008 and 2007, and $375,000 and $164,000 for the nine months ended September 30, 2008 and 2007, respectively. The components of goodwill and other intangible assets are as follows (in thousands):

	September 30, 2008	December, 31 2007
Goodwill	$12,415	$12,500

Intangibles:
Customer relationships	$2,650	$2,650
Purchased technology	14,650	14,650
Less: accumulated amortization	(15,449)	(15,074)

Intangibles, net	$1,851	$2,226

During the three months ended June 30, 2008, goodwill was reduced by $85,000 due to the collection of an account receivable that was written off prior to the acquisition of eVergance Partners LLC (“eVergance”) in June 2007. There were no additions to intangible assets during the three or nine months ended September 30, 2008. The estimated future amortization expense of purchased intangible assets as of September 30, 2008 is as follows (in thousands):

Remainder of year ending December 31, 2008	$125
Year ending December 31, 2009	500
Year ending December 31, 2010	500
Year ending December 31, 2011	500
Year ending December 31, 2012	226

Total	$1,851

Note 4. Stockholders’ Equity

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

The following table summarizes activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2007	9,857,786	$5.78
Options cancelled and retired	(346,911)	8.78
Options exercised	(1,477)	0.10		$1,905
Options granted	602,500	1.55

Balances, March 31, 2008	10,111,898	5.43	7.42	$17,854
Options cancelled and retired	(1,572,367)	7.22
Options exercised	—	—		$—
Options granted	176,000	1.31

Balances, June 30, 2008	8,715,531	4.97	7.48	$14,892
Options cancelled and retired	(446,424)	2.82
Options exercised	(833)	0.10		$875
Options granted	171,500	1.23

Balances, September 30, 2008	8,439,774	$5.01	6.98	$8,493

Options vested and exerciseable and expected to be vested and exerciseable at
September 30, 2008	7,202,691	$5.27	6.72	$8,493
Options vested and exerciseable at September 30, 2008	5,426,063	$5.39	6.25	$8,493

At September 30, 2008, the Company had 15,499,510 options available for grant under its equity incentive plans.

At September 30, 2008, the Company had $3.0 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 2.4 years. This amount excludes unrecognized stock-based compensation expense that relates to non-employee stock options, which cannot be estimated prior to the measurement date.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2008:

	Options Outstanding			Options Vested and Exerciseable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exerciseable	Weighted Average Exercise Price Per Share
$ 0.10 - 1.59	1,232,513	7.84	$1.44	562,748	$1.51
1.63 - 2.88	1,104,865	4.98	1.99	870,172	1.94
2.95 - 2.95	3,153,264	7.63	2.95	2,258,059	2.95
3.00 - 3.10	1,252,375	7.75	3.09	526,330	3.09
3.13 - 4.74	1,277,562	6.97	3.64	824,244	3.83
5.23 - 566.25	418,195	2.54	47.18	383,510	37.88
735.00 - 735.00	1,000	1.16	735.00	1,000	735.00

Total	8,439,774	6.98	$5.01	5,426,063	$5.39

Employee stock-based compensation is calculated using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.14%	4.51%	2.72%	4.82%
Expected volatility	59%	48%	52%	52%
Expected life (in years)	5	5	5	5
Dividend yield	0%	0%	0%	0%

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

The weighted-average fair value of options granted during the three and nine months ended September 30, 2008 was $0.62 and $0.66 per share, respectively.

The forfeiture rate of employee stock options for 2008 was calculated using the Company’s historical terminations data.

Note 5. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three and nine month periods ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(887)	$(1,267)	$(1,103)	$(8,560)
Foreign currency translation gain (loss)	192	(161)	(73)	(190)

Comprehensive loss	$(695)	$(1,428)	$(1,176)	$(8,750)

Note 6. Commitments and Contingencies

(a)	Lease Obligations

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, the Company entered into letters of credit totaling $816,000 expiring in 2008 through 2011. The Company’s letters of credit can be supported by either restricted cash or the Company’s line of credit. At September 30, 2008, the Company had $4.2 million in non-cancelable operating lease obligations offset by approximately $1.1 million of sublease income from subleases that are under contract. The future non-cancelable operating lease obligations will be paid as follows (in thousands):

Remainder of year ending December 31, 2008	$704
Year ending December 31, 2009	2,367
Year ending December 31, 2010	1,047
Year ending December 31, 2011	53

Total	$4,171

(b)	Other Contractual Obligations

At September 30, 2008, the Company had other future contractual obligations requiring payments of $7.4 million. The obligations represent payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, consulting services, engineering services, and sales events. The future contractual obligations will be paid as follows (in thousands):

Remainder of year ending December 31, 2008	$674
Year ending December 31, 2009	876
Year ending December 31, 2010	1,673
Year ending December 31, 2011	1,625
Year ending December 31, 2012	1,650
Year ending December 31, 2013	921

Total	$7,419

(c)	Litigation

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

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the

Company, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, Kana decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by us. Although Kana believed that the plaintiffs’ claims had no merit, Kana had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a September 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company) and underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement in principle. As part of this tentative settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the District Court. Kana believes that it has meritorious defenses to these claims. If the tentative settlement is not implemented and the litigation continues against the Company, Kana would continue to defend against this action vigorously. In addition, in October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints. In addition, certain issuer defendants filed a joint motion to dismiss the complaints. The parties entered into a stipulation, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join in the motions to dismiss. The court has not yet ruled on the motions.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s results of operations, consolidated balance sheets and cash flows, due to defense costs, diversion of management resources and other factors.

(d)	Indemnification

Many of our software license agreements require us to indemnify our customers for any claim or finding of intellectual property infringement. Kana periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or the Company could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which the Company is accused of infringement might cause product shipment delays, require Kana to develop alternative technology or require Kana to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement was made against the Company and it could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, the Company’s business could be significantly harmed. Such indemnification provisions are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). In prior periods, the Company has incurred minimal costs related to such claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. The Company did however record a settlement charge resulting from a settlement of an infringement claim on the Company’s consolidated statement of operations for the year ended December 31, 2006, which was not considered material. There were no outstanding claims of infringement at September 30, 2008.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008.

(e)	Warranties

The Company generally provides a warranty for its software products and services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. Such warranties are accounted for in accordance with SFAS 5. The Company has not provided for a warranty accrual as of September 30, 2008 or December 31, 2007 because, to date, the Company’s product warranty expense has not been significant. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Restructuring Costs

The following table provides a summary of restructuring activity during the nine months ended September 30, 2008 and 2007 (in thousands):

	Facilities	Severance and Related	Internal Use Software	Total
Restructuring accruals:
Accrual as of December 31, 2006	$6,102	$—	$—	$6,102
Restructuring charge	327	240	—	567
Payments made	(2,911)	(240)	—	(3,151)
Sublease payments received	1,499	—	—	1,499

Accrual as of September 30, 2007	$5,017	$—	$—	$5,017

Accrual as of December 31, 2007	$2,752	$—	$—	$2,752
Restructuring charge, net of recovery	(418)	737	263	582
Payments made	(1,273)	(280)	—	(1,553)
Non-cash adjustment	—	—	(263)	(263)
Sublease payments received	353	—	—	353

Accrual as of September 30, 2008	$1,414	$457	$—	$1,871

In July 2007, the Company implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to the reduction in work force was approximately $240,000 and expense related to ceasing use of one of the Company’s offices was approximately $8,000.

In September 2007, the Company agreed with the landlord of one of the facilities included in the restructuring accrual to surrender the remaining term of the lease in exchange for a lump sum cash payment. As a result of this agreement the Company recorded additional restructuring expense of approximately $319,000 and reclassified the long-term portion of the restructuring liability under current liabilities. Additionally, the Company reclassified the related lease deposit from other assets to other current assets.

In March 2008, the Company was notified by the subtenant of one of the facilities included in the restructuring accrual of their intent to lease additional space and extend their sublease through the end of our lease term. As a result of this agreement, the Company recorded a restructuring recovery of approximately $482,000. The agreement was executed in May 2008.

In July 2008, the Company implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to this reduction in work force was approximately $737,000 and the expense related to ceasing use of two of the Company’s offices was approximately $64,000. Additionally, the Company expensed approximately $263,000 of capitalized costs related to an internal use software project that was abandoned.

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

Geographic information on revenues for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
North America	$12,536	$13,073	$39,126	$31,577
Europe	3,938	3,620	11,552	11,232
Asia Pacific	180	148	914	459

Total	$16,654	$16,841	$51,592	$43,268

During the three months ended September 30, 2008 and 2007, one customer accounted for 12% and 16% of total revenues, respectively. During the nine months ended September 30, 2008 and 2007, no customer represented 10% or more of total revenues. As of September 30, 2008, receivables from two customers represented 28% of our gross accounts receivable in aggregate.

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, is as follows (in thousands):

	September 30, 2008	December, 31 2007
United States	$2,659	$2,854
International (primarily Europe)	70	105

Total	$2,729	$2,959

Note 9. Line of Credit and Note Payable

(a)	Line of Credit

On November 30, 2005, the Company established a banking relationship with Bridge Bank N.A. (“Bridge”) entering into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company had access to a loan facility of $7.0 million. The Company has since amended the agreement with Bridge, most recently on March 28, 2008, when the Company entered into a Second Amended and Restated Loan and Security Agreement with Bridge under which the Company has access to a loan facility of $10.0 million (“March Loan Facility”). The March Loan Facility is a formula-based revolving line of credit based on 80% of eligible receivables subject to three sublimits; a sublimit of $2.5 million is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under the line of credit were converted into a term loan as of March 26, 2008 in the amount of $1.6 million, which is payable in 33 monthly installments of principal plus interest. An additional $500,000 borrowed under the additional equipment financing provision was converted into a 36 month term loan on September 30, 2008. The total combined borrowing under the March Loan Facility and sublimits cannot exceed $10.0 million. The March Loan Facility is collateralized by all of the Company’s assets and expires February 27, 2010 at which time the entire balance under the formula-based line of credit will be due. Interest for the formula based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25%. The March Loan Facility contains certain restrictive covenants including, but not limited to, certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If the Company is not in compliance with the covenants of the March Loan Facility, Bridge has the right to declare an event of default and all of the outstanding balances owed under the March Loan Facility would become immediately due and payable.

As of September 30, 2008, the Company had $1.3 million outstanding under the March Loan Facility equipment loan. This amount is repayable in 28 monthly installments of principal and interest. The Company had $500,000 outstanding under the additional equipment financing facility. This amount is repayable in 36 monthly installments of principal and interest. These loans are shown on the condensed consolidated balance sheet under the headings of notes payable (current portion) and notes payable long-term. The Company has also drawn $2.0 million against the formula based revolving line of credit. The available balance of the March Loan Facility was also lowered by $116,000 to secure a letter of credit related to a building lease, leaving an available balance of $6.1 million as of September 30, 2008.

(b)	Note Payable

As of September 30, 2008, there was $874,000 classified as current portion of notes payable and $1.1 million classified as long-term. The notes payable consist of four obligations. The first is the equipment loan from Bridge that is repayable in 28 remaining monthly installments of principal and interest at prime plus 1.25%. The second is an additional equipment loan from Bridge that is repayable in 36 monthly installments of principal and interest at prime plus 1.25%. The third is a promissory note with De Lage Landen Financial Services, Inc. for the financing of software license and support purchased and has a fixed interest rate of 3.15%, payable in eight remaining monthly installments of principal and interest. The fourth is a capital lease obligation, assumed from eVergance, for office furniture and equipment, which has a 5 year term, of which 21 months were remaining as of September 30, 2008, and an annual interest rate of 8.58%.

Note 10. Related Party Transactions

On October 30, 2006, the Company entered into a consulting agreement (“the Consulting Agreement”) with William T. Clifford, a member of KANA’s Board of Directors. Mr. Clifford provided consulting services to KANA’s management as an independent contractor on matters pertaining to strategic planning and business (in addition to his role as a member of the Board of Directors) for a period of twelve months that commenced on January 24, 2006. As of December 31, 2007, the Company had an accrued liability of $59,900 for his consulting services rendered pursuant to the terms of the consulting agreement. This amount was paid during the nine months ended September 30, 2008.

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

Our revenues are primarily derived from the sale of our software and related maintenance and support of the software. We also derive revenues from consulting, training and other services. Our products are generally installed by our customers using either a systems integrator, such as IBM or Accenture, or our professional services group. Our professional services group assists the integrators as subject matter experts and in some cases will act as the prime contractor for implementation of our software. In June 2007 we acquired eVergance which expanded our professional services group’s capabilities and resources. We also rely on IBM and other systems integrators to recommend and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. In the past, we supplied specialists (who were subject matter experts) to work with IBM and other systems integrators. While we continue this practice, we are increasingly providing consulting and implementation services directly to our customers especially following our acquisition of eVergance. These services may be provided to our existing customers who would like us to review their implementations or to new customers who are not quite large enough to gain the interest of a large systems integrator to provide such services. However, in the case of most of the initial installations of our applications that are generally installed by our customers using a systems integrator; these services generally increase the cost of the project substantially and subject their purchase to more levels of required approvals and scrutiny of projected cost savings in their customer service and marketing departments. This contributes to the difficulty that we face in predicting the quarter in which sales to expected customers will occur and to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

We have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. On September 30, 2008, we had cash and cash equivalents of $1.6 million. As of September 30, 2008, we had an accumulated deficit of $4.3 billion and a negative working capital of $10.7 million, of which $13.1 million relates to deferred revenue. We recorded a loss from operations of $753,000 and $756,000 for the three and nine month periods ended September 30, 2008, and a loss from operations of $729,000 and $7.8 million for the three and nine month periods ended September 30, 2007, respectively. Net losses were $887,000 and $1.1 million for the three and nine months ended September 30, 2008, respectively and $1.3 million and $8.6 million for the three and nine months ended September 30, 2007, respectively. Net cash used in operating activities was $2.2 million and $8.6 million the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, we had 220 full-time employees, which represents a decrease from 225 employees at December 31, 2007 and a decrease from 244 employees at September 30, 2007.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008. We believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2008 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the Notes to the Unaudited Condensed Consolidated Financial Statements in “Part I. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
License fees	32%	34%	29%	30%
Services	68	66	71	70

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	1	2	2	2
Cost of services	28	24	30	25
Amortization of acquired intangible assets	*	*	*	*
Sales and marketing	32	38	32	45
Research and development	20	18	20	23
General and administrative	16	17	16	22
Restructuring recovery	6	3	1	1

Total costs and expenses	105	104	101	118

Loss from operations	(5)	(4)	(1)	(18)
Interest and other income (expense), net	*	(3)	*	(1)

Loss before income tax expense	(5)	(7)	(2)	(19)
Income tax expense	*	*	*	*

Net loss	(5)%	(8)%	(2)%	(20)%

*	Less than 1%

Revenues

Total revenues decreased by 1% to $16.7 million for the three months ended September 30, 2008 from $16.8 million for the three months ended September 30, 2007, as a result of lower license revenues in the third quarter of 2008 than in 2007, which was partially offset by an increase in services revenues. Total revenues increased by 19% to $51.6 million for the nine months ended September 30, 2008 from $43.3 million for the nine months ended September 30, 2007, as a result of higher license and services revenues in 2008 than in 2007 based on increased demand for our products.

License revenues include licensing fees only, and exclude associated support and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon delivery provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under Note 1 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q. License revenues decreased by 8% to $5.3 million for the three months ended September 30, 2008 from $5.8 million for the same period in the prior year. License revenues increased by 16% to $15.0 million for the nine months ended September 30, 2008 from $12.9 million for the same period in the prior year. While we had a lower number of transactions, the average transaction value increased due to the closing of two and five large transactions during the three and nine months ended September 30, 2008, respectively, compared to one and two large transactions during the same three and nine month periods in fiscal 2007, respectively. While we are focused on increasing license revenue, we are unable to predict such revenue from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable. The length of our sales cycle has increased in recent periods due to uncertain economic conditions.

Our services revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Support revenues are the largest component of services revenues. Professional services revenues relate to providing consulting, training and implementation services to our customers including enterprise on-demand. Services revenues increased 3% to $11.3 million for the three months ended September 30, 2008, compared to $11.0 million for the same period in 2007. The increase resulted from an increase in consulting and training revenues. Services revenues increased 21% to $36.6 million for the nine months ended September 30, 2008, compared to $30.3 million for the same period in 2007. The most significant part of the increase was in consulting and training revenues that increased as a result of increased license sales in prior quarters and new consulting business from our acquisition of eVergance. Customers who purchase licenses frequently purchase implementation consulting and training services, which usually occur subsequent to the license sales.

Revenues from domestic sales were $12.5 million and $13.1 million for the three months ended September 30, 2008 and 2007, respectively and $39.1 million and $31.6 million for the nine months ended September 30, 2008 and 2007, respectively. Revenues from international sales were $4.1 million and $3.8 million for the three months ended September 30, 2008 and 2007, respectively and $12.5 million and $11.7 million for the nine months ended September 30, 2008 and 2007, respectively. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues increased by 9% to $5.0 million for the three months ended September 30, 2008 from $4.6 million for the same period in 2007. Total cost of revenues increased by 39% to $16.6 million for the nine months ended September 30, 2008 from $11.9 million for the same period in 2007.

License Fees. Cost of license fees consists of third party software royalties, referral fees, and costs of documentation. Cost of license fees as a percentage of license fees was 4% for the three months ended September 30, 2008, compared to 7% for the same period in the prior year. Cost of license fees as a percentage of license fees was 5% for the nine months ended September 30, 2008, compared to 7% for the same period in the prior year. The decrease was partially due to a reduction in royalty costs associated with a relatively lower proportion of non-revenue-related shipments, such as upgrades and updates, as we had a lower proportion of such shipments during the first nine months of 2008 and the phase out of certain royalty bearing products. This reduction was partially offset by a referral fee incurred during the nine-month period in 2008. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades and that cost of license fees will generally range from approximately 5% to 10% of license revenue. We are continuing to look at alternatives for some original equipment manufacturer (“OEM”) products embedded in KANA products.

Services. Cost of services consists primarily of compensation and related expenses for our customer support, consulting and training and enterprise on-demand services organizations, and allocation of facility costs and system costs incurred in providing customer support. Cost of services increased to 41% of service revenues, or $4.7 million, for the three months ended September 30, 2008 compared to 37% of service revenues, or $4.1 million, for the same period in 2007. Cost of services increased to 42% of service revenues, or $15.4 million, for the nine months ended September 30, 2008 compared to 36% of service revenues, or $10.8 million, for the same period in 2007. The decrease in service margins in the three and nine month periods ended September 30, 2008 compared to the same periods in 2007 was due to an increase in professional services revenues as a percent of total service revenues, as the professional services have a higher cost of revenue. As of September 30, 2008, we had 66 employees in the support, consulting, training and enterprise on-demand organizations compared to 67 employees as of September 30, 2007, a decrease of 1%. This decrease was more than offset by the use of outside consultants.

Cost of services may increase or decrease depending on the demand for these services, and the revenue mix of such services. The expenses may also be affected by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in the three month periods ended September 30, 2008 and 2007 and the nine month period ended September 30, 2008 related to $2.5 million of identifiable intangibles purchased in connection with the eVergance acquisition in June 2007. The amortization of acquired intangible assets recorded in the nine month period ended September 30, 2007 related to assets purchased in connection with the eVergance acquisition in June 2007 and to $400,000 of identifiable assets purchased in connection with the Hipbone acquisition in February 2004. Acquired intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets (three and five years). The intangibles purchased in connection with the Hipbone acquisition were fully amortized in the first quarter of 2007.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased by 18% to $5.3 million for the three months ended September 30, 2008, from $6.4 million for the same period in 2007. Sales and marketing expenses decreased by 14% to $16.6 million for the nine months ended September 30, 2008, from $19.3 million for the same period in 2007. This was primarily due to lower compensation costs as a result of decreased headcount and a reduction in our marketing programs. As of September 30, 2008, we had 60 employees in sales and marketing compared to 73 employees as of September 30, 2007, a decrease of 18%.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by 12% to $3.4 million for the three months ended September 30, 2008 from $3.0 million for the same period in 2007. Research and development expenses increased by 4% to $10.2 million for the nine months ended September 30, 2008 from $9.8 million for the same period in 2007. The increase was attributable primarily to higher compensation and related costs as a result of an increase in head count offset by a reduction in the use of outside consultants. As of September 30, 2008, we had 59 employees in research and development compared to 54 employees as of September 30, 2007, an increase of 9%.

Research and development expenses including related head count may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased by 10% to $2.6 million for the three months ended September 30, 2008 from $2.9 million for the three months ended September 30, 2007. General and administrative expenses decreased by 11% to $8.4 million for the nine months ended September 30, 2008 from $9.5 million for the nine months ended September 30, 2007. The decrease in expenses during the three and nine months ended September 30, 2008 was primarily due to lower legal fees and reduced cost of outside consultants partially offset for the nine month period by higher auditing fees due to our 2007 audit of internal control over financial reporting. As of September 30, 2008, we had 35 employees in general and administrative and information technology combined compared to 42 employees as of September 30, 2007, a 17% decrease.

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

Restructuring Costs. During the three months ended September 30, 2008 we implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to our reduction in work force was approximately $737,000 and expense related to ceasing use of two of our offices was approximately $64,000. Additionally, we expensed approximately $263,000 of capitalized costs related to an internal use software project that was abandoned. During the nine months ended September 30, 2008 we also recorded a restructuring recovery of $482,000 as a result of the extension of a sublease on one of the properties in our restructuring accrual, which partially offset the aforementioned costs. During the three and nine months ended September 30, 2007 we recorded $567,000 of restructuring charges. The charges were comprised of $240,000 related to our reduction in work force, $8,000 related to the ceased use of facility and a $319,000 charge related to a lease surrender.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income and interest expense. Interest income and other income consists primarily of interest earned on cash and cash equivalents and was approximately $4,000 and $69,000 for the three months ended September 30, 2008 and 2007, respectively and $26,000 and $115,000 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in interest income related to lower cash and cash equivalents balances in the three and nine months ended September 30, 2008 compared to the same periods in 2007. Interest expense and other expense relates primarily to interest expense on our line of credit and notes payable as well as loan fees in 2007 and was approximately $95,000 and $575,000 for the three months ended September 30, 2008 and 2007, respectively, and $284,000 and $727,000 for the nine months ended September 30, 2008 and 2007, respectively. Interest expense varies from period-to-period based on the timing of borrowings and repayments, as well as loan fees.

Provision for Income Taxes

We have a history of net losses on a consolidated basis from inception through September 30, 2008. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. During the three months ended September 30, 2008 and 2007, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $43,000 and $32,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $89,000 and $133,000 for the nine months ended September 30, 2008 and 2007, respectively, in those foreign jurisdictions.

Liquidity and Capital Resources

As of September 30, 2008, we had $1.6 million in cash and cash equivalents, compared to $4.3 million in cash and cash equivalents at December 31, 2007. As of September 30, 2008, we had negative working capital of $10.7 million, compared to negative working capital of $11.6 million as of December 31, 2007. As of September 30, 2008, our current liabilities included $13.1 million of deferred revenue (primarily reflecting payments received for future maintenance services to be provided to our customers). The timing of accounts receivable collections can significantly impact our cash balance from quarter to quarter.

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

Operating Cash Flow

Our operating activities used $2.2 million of cash for the first nine months of 2008, which included a $1.1 million net loss, a $2.4 million increase in accounts receivable, a $2.7 million decrease in deferred revenue, and net payments of $919,000 against accrued restructuring, partially offset by non-cash charges of $1.7 million for stock-based compensation expense, and $927,000 of depreciation. Our operating activities used $8.6 million of cash and cash equivalents for the nine months ended September 30 2007, due mainly to our net loss of $8.6 million, a $1.7 million decrease in accounts payable and accrued liabilities, a $1.5 million decrease in accrued restructuring and a $688,000 decrease in deferred revenue, partially offset by $2.2 million of non-cash stock-based compensation expense, as well as a $748,000 of depreciation.

Investing Cash Flow

Our investing activities used $1.1 million and $2.2 million of cash for the first nine months of 2008 and 2007, respectively, which consisted primarily of purchases of property and equipment and the purchase of eVergance in 2007.

Financing Cash Flow

Our financing activities generated $723,000 of cash for the nine months ended September 30, 2008, which consisted of $2.9 million of borrowings under the line of credit offset by the repayment of $2.2 million on notes payable. For the first nine months of 2007, our financing activities provided $6.5 million of cash and cash equivalents, due mainly to our borrowing of $5.9 million on our line of credit and $1.3 million of proceeds from issuance of common stock.

Existence and Timing of Contractual Obligations

On November 30, 2005, we established a banking relationship with Bridge Bank N.A. (“Bridge”) entering into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which we had access to a loan facility of $7.0 million. We have since amended our agreement with Bridge, most recently on March 28, 2008, when we entered into a Second Amended and Restated Loan and Security Agreement with Bridge under which we have access to a loan facility of $10.0 million (“March Loan Facility”). The March Loan Facility is a formula based revolving line of credit based on 80% of eligible receivables subject to three sublimits; a sublimit of $2.5 million that is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under our line of credit were converted into a term loan as of March 26, 2008 in the amount of $1.6 million which is payable in 33 monthly installments of principal plus interest. An additional $500,000 borrowed under the additional equipment financing provision was converted into a 36 month term loan on September 30, 2008. The total combined borrowing under the March Loan Facility and sublimits cannot exceed $10.0 million. The March Loan Facility is secured by all of our assets and expires February 27, 2010 at which time the entire balance under the formula-based line of credit will be due. Interest for the formula-based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25%. The March Loan Facility contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If we are not in compliance with the covenants of the March Loan Facility, Bridge has the right to declare an event of default and all of the outstanding balances owed under the March Loan Facility would become immediately due and payable.

As of September 30, 2008, we had $1.3 million outstanding under the March Loan Facility under the original equipment loan provision. This amount is repayable in 28 monthly installments of principal and interest. We also had $500,000 outstanding under the additional equipment financing facility. This amount is repayable in 36 monthly installments of principal and interest. These loans are shown on the condensed consolidated balance sheet under the headings of notes payable (current portion) and notes payable long-term. We have also drawn $2.0 million against the formula-based revolving line of credit. The available balance of the March Loan Facility was also lowered by $116,000 to secure a letter of credit related to a building lease, leaving an available balance of $6.1 million as of September 30, 2008.

Our future payments due under debt and lease obligations and other contractual commitments as of September 30, 2008 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Line of credit (1)	$2,000	$2,000	$—	$—	$—
Notes payable	1,937	874	1,063	—	—
Non-cancelable operating lease obligations (2)	4,171	2,514	1,657	—	—
Less: Sublease income (3)	(1,061)	(443)	(618)	—	—
Other contractual obligations (4)	7,419	1,121	3,327	2,971	—

Total	$14,466	$6,066	$5,429	$2,971	$—

(1)	Includes receivables-based loans under our revolving line of credit which matures in 2010 but which may be payable sooner if we experience a decrease in receivables.

(2)	Includes leases for properties included in the restructuring liability.

(3)	Includes subleases that are under contract as of September 30, 2008.

(4)	Represents payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, consulting services, engineering services and sales events.

Off-Balance-Sheet Arrangements

As of September 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Outlook

Based on our current 2008 revenue expectations, we expect our cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs through September 30, 2009. If we do not experience anticipated demand for our products, we will need to further reduce costs, issue equity securities or borrow money to meet our cash requirements. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. In addition, a rise in interest rates may impede our ability to borrow additional funds as well as maintain our current debt arrangements. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Our expectations as to our future cash flows and our future cash balances are subject to a number of assumptions, including anticipated increases in our revenues, improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses every year. As of September 30, 2008, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our stockholders’ equity on September 30, 2008 was $4.9 million. We continue to commit a substantial investment of resources to sales, product marketing and developing new products and enhancements, and we will need to increase our revenues to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenues have been affected by the uncertain economic conditions in recent years, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers. Thus, even if sales of our products and services grow, we may continue to experience losses, which may cause the price of our stock to decline.

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

In the future, we may be required to seek additional financing to fund our operations or growth, and such financing may not be available to us, or may impair the rights of our existing stockholders. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $1.6 million at September 30, 2008, and as of such date, had contractual commitments of $6.1 million during the next twelve months. It is possible that our cash position could decrease over the next few quarters and some customers could become increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

During the three months ended September 30, 2008, one customer accounted for 12% of total revenues. During the three months ended September 30, 2007, one customer accounted for 16% of total revenues. During the nine months ended September 30, 2008 and 2007, no customer represented 10% or more of our total revenues. If we lose major customers, or if a contract is delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, and our failure to obtain new significant customers or additional orders from existing customers could materially affect our operating results.

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

In July 2007, we undertook various cost reduction and restructuring activities. The expense related to our reduction in work force was approximately $240,000 and expense related to ceasing use of one of our offices was approximately $8,000. In September 2007, we agreed with the landlord of one of the facilities included in our restructuring accrual to surrender the remaining term of the lease in exchange for a lump sum cash payment. As a result of this agreement, we recorded additional restructuring expense of approximately $319,000. In March 2008, we were notified by the subtenant of one of the facilities included in our restructuring accrual of their intent to lease additional space and extend their sublease through the end of our lease term. As a result of this agreement, we recorded a restructuring recovery of approximately $482,000. The agreement was executed in May 2008. In July 2008, we implemented various additional cost reduction and restructuring activities to reduce operating costs. The expense related to our reduction in work force was approximately $737,000 and expense related to ceasing use of two of our offices was approximately $64,000. We also expensed approximately $263,000 of capitalized costs related to an internal use software project that was abandoned. These cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges.

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

In connection with the preparation of our 2007 Annual Report, we identified and reported a material weakness in our internal controls over the period-end reporting process, including controls with respect to the review, supervision and monitoring of accounting operations for both domestic and international operations. As a result of this material weakness, we are unable to conclude that our internal control over financial reporting was effective as of September 30, 2008.

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

Our common stock was delisted from The NASDAQ Global Market effective at the opening of business on October 17, 2005 due to the failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 with the SEC. From October 17, 2005 to December 4, 2006, our common stock was quoted on the “Pink Sheets” and as of December 5, 2006, our common stock has been quoted on Over the Counter Bulletin Board (“OTCBB”). The OTCBB is generally considered less efficient than The NASDAQ Global Market. Quotation of our common stock on the OTCBB may reduce the liquidity of our securities, limit the number of investors who trade in our securities, result in a lower stock price and larger spread in the bid and ask prices for shares of our common stock and could have an adverse effect on us. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on The NASDAQ Global Market. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If the price of our common stock remains low, we may not be able to raise equity capital.

Our listing on the OTCBB or any further declines in our stock price may greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the dilution to our current stockholders caused by any issuance of equity in a financing or other transactions. The price at which we would issue shares in such transactions is generally based on the market price of our common stock and a decline in the stock price could result in our need to issue a greater number of shares to raise a given amount of funding.

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

The trading price of our common stock has fluctuated widely in the past and we expect that it will continue to do so in the future. Since becoming a publicly traded security listed on The NASDAQ Global Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.65 per share. The last reported sale price of our shares on October 31, 2008 was $0.87 per share. These fluctuations are the result of a number of factors, many of which are outside of our control, such as:

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

As we grow, the possibility of intellectual property rights claims against us increases. We may not be able to withstand any third-party claims and regardless of the merits of the claim, any intellectual property claims could be inherently uncertain, time-consuming and expensive to litigate or settle. Many of our software license agreements require us to indemnify our customers from any claim or finding of intellectual property infringement. We periodically receive notices from customers regarding patent license inquiries they have received which may or may not implicate our indemnity obligations. Any litigation, brought by others, or us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement might cause product shipment delays, require us to develop alternative technology or require us to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If an infringement claim is made against us, we may not be able to develop non-infringing technology or license the infringing or similar technology in a timely and cost-effective basis. As a result, our business could be significantly harmed.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 25% and 24% of our total revenues for the three and nine month periods ended September 30, 2008, respectively. Sales outside North America represented 25%, 32% and 30% of our total revenues for 2007, 2006 and 2005, respectively. We have established offices in the United States, Europe and Japan. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and systems integrators. International operations are subject to many inherent risks, including:

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

In June 2007, we acquired all of the membership interests of eVergance. We may not fully realize the anticipated benefits of the eVergance acquisition or any other acquisition or investment. For example, since our inception, we have recorded $2.7 billion of impairment charges for the cost of goodwill obtained from acquisitions. If we acquire another company, we will likely face risks, uncertainties and disruptions associated with the integration process, including, among other things, difficulties in the integration of the operations, technologies and services of the acquired company, the diversion of our management’s attention from other business concerns, the potential loss of key employees of the acquired businesses, and the failure of the acquired businesses, products or technologies to generate sufficient revenue to offset acquisition costs. If we fail to successfully integrate other companies that we may acquire, our business could be harmed. Also, acquisitions, including the acquisition of eVergance, can expose us to liabilities and risks facing the company we acquire, such as lawsuits or claims against the acquired company that are unknown at the time of the acquisition. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired goodwill and other intangible assets. These factors could have an adverse effect on our business, results of operations, financial condition or cash flows.

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

Our customers consist of large and small companies in nearly all industry sectors and geographies. Potential new customers or existing customers could defer purchases of our products because of unfavorable macroeconomic conditions, such as rising interest rates, fluctuations in currency exchange rates, industry or national economic downturns, industry purchasing patterns, and other factors. Our ability to grow revenues may be adversely affected by unfavorable macroeconomic conditions.

In recent months, worldwide economic conditions have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow or reduce spending on our products. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop products in the United States and sell these products in North America, Europe, and Asia. In the three and nine months ended September 30, 2008 revenues from customers outside of the United States approximated 25% and 24% of total revenues, respectively. In the years ended December 31, 2007, 2006 and 2005, revenues from customers outside of the United States approximated 25%, 32% and 30%, respectively, of total revenues. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2008, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and the identification of a material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

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

Except for the changes described above, there have been no changes during the quarter ended September 30, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as us and certain of our current and former officers were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including us, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in our case, purchased our stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of our and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by us. Although we believed that the plaintiffs’ claims had no merit, we had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. We were a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by us or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a September 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including us) and underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement in principle. As part of this tentative settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the District Court. We believe that we have meritorious defenses to these claims. If the tentative settlement is not implemented and the litigation continues against us, we would continue to defend against this action vigorously. In addition, in October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of our initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints. In addition, certain issuer defendants filed a joint motion to dismiss the complaints. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join in the motions to dismiss. The court has not yet ruled on the motions.

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

The 2008 Annual Meeting of Stockholders was held on July 29, 2008 at our headquarters, 181 Constitution Drive, Menlo Park, California. At the meeting, our stockholders voted on the two proposals described below. Two Class III board nominees were elected under Proposal 1 and Proposal 2 to ratify the selection of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for fiscal year 2008 was approved.

Proposal 1: To elect two Class III directors to the Board to hold office until the 2011 Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal was approved by our stockholders. The nominees received the following votes:

Nominees	For	Withheld
Michael S. Fields	27,617,963	831,390
John F. Nemelka	27,637,575	811,778

Proposal 2: To ratify the selection of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for fiscal year 2008 was approved by our stockholders. This proposal received the following votes:

For	28,042,113
Against	126,342
Abstain	277,396

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2008

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