Form 10-K
period 2008-12-31
KANA SOFTWARE INC
filed 2009-05-15
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $43,734,118 based upon the closing sales price of the Registrant’s Common Stock as reported on the Over the Counter Bulletin Board of $1.27.

At April 30, 2009 the Registrant had outstanding approximately 41,214,666 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

Kana Software, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2008

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

Overview

KANA Software, Inc. (the “Company” or “KANA”) offers an innovative approach to customer service with cost-effective solutions that enhance the quality of multi-channel customer service interactions. Built on open standards for a high degree of adaptability and integration, KANA solutions intelligently automate the processes needed to successfully serve our clients’ customers, so that our clients can deliver higher value service at lower cost, increasing customer retention and loyalty. We provide an integrated solution which enables organizations to deliver consistent, managed service across all channels, including e-mail, chat, call centers and Web self-service, ensuring a consistent service experience across communication channels. We are headquartered in Menlo Park, California with offices throughout the United States, as well as Europe and Japan.

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

Our Strategy

Deliver world-class products & solutions to Global 2000 enterprises, and enable these organizations to improve customer loyalty and retention, increase corporate revenue and reduce the cost of service. We believe that a significant percentage of an enterprise’s cost of providing service to its customers resides in efficiently and effectively managing and resolving individual customer questions and problems, or cases. These cases must be received, routed, tracked and resolved by customer service agents. While many enterprises possess technology capable of routing and tracking cases, the actual resolution of customer issues is largely unautomated, and therefore is particularly costly. Our knowledge-powered customer service solutions focus on automating the service experience across multiple channels. The majority of our license revenues are for applications that are used by our customers’ agents (Assisted Service), or directly by their customers (Web Self-Service), empowering them with knowledge and information to resolve their issues.

Partner with the world’s leading systems integrators. Our strategy is to focus our efforts on the sale of software and support and to enter into strategic relationships with leading systems integrators in order to provide our customers with a wide range of implementation, systems integration, and consulting services. Our professional services organization was augmented in 2007 by our acquisition of eVergance Partners LLC

(“eVergance”), a consulting and services firm that provides our systems integrator partners with additional resources and subject matter expertise on our applications. Our customers can benefit from these systems integrators’ deep knowledge of our products, as well as their industry expertise and proven integration success. In addition, these systems integrators employ larger sales forces than we do, and we generally coordinate our sales efforts with them.

Deliver industry-specific applications. Some industries, such as banking, telecommunications, and healthcare, have exceptionally high volumes of customer interactions, and providing consistent and accurate feedback to customers of companies in these industries has become increasingly difficult as the products and offerings of such companies have become increasingly complicated. We continue to expand our portfolio of applications through our professional services and systems integrator relationships.

Products

We provide a suite of customer service software solutions. Around the world, our multi-channel customer service solutions are helping Global 2000 companies provide more intelligent, effective interactions with customers, helping them build loyal and lasting customer relationships while reducing costs in the contact center.

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

Our customers can deploy our multi-channel solutions as a complete suite or as separate applications. Our solutions include the following products:

•

KANA IQ—Bringing together a self-service application for customers and an assisted-service solution for contact center agents, KANA IQ is a sophisticated knowledge management application that guides customers and agents through the process of finding answers, enabling them to quickly and accurately locate the information they need.

•	KANA Response—KANA Response is a robust e-mail management system which intelligently automates the process of managing high-volume email and Web forms in the contact center.

•	KANA Response Live—KANA Response Live delivers comprehensive live chat and Web page co-browsing so that Web self-service customers can engage in online “conversations” with agents.

•

KANA Contact Center—KANA Contact Center is a multi-channel customer service application for contact centers that provides an intelligent agent desktop with one-stop access to relevant customers and service data, multi-channel history, request management, and extranet workflow.

Our applications are designed to easily integrate with other enterprise software and legacy systems. They can be installed on systems running Solaris, AIX, Linux or Windows operating systems, and provide customers with capabilities for personalization, customer profile management, inquiry management, universal business rules, knowledge management, and workflow. They can be linked with customers’ legacy systems allowing customers to design their systems to preserve previous investments. Our service-oriented architecture uses data modeling to make data located in external systems available in our application without requiring the data to be moved or replicated. Our applications are built on a single Web-architected platform, which offers a service-oriented framework that provides our customers with full access to our applications using a standard Web browser and without requiring them to install additional software on their individual computers.

Alliances

We enter into strategic relationships with leading systems integrators that have developed significant expertise with our applications and are able to provide customers with a wide range of consulting, implementation and systems integration services. In addition, many of these systems integrators act as resellers for our products, and we rely on them for assistance in driving our sales efforts. We believe that support for our products by these systems integrators is increasingly important in influencing new customers’ decisions to license our products. In addition to our consulting services and systems integration subsidiary, eVergance, we work with several third-party systems integrators and consulting firms, including IBM Global Business Services (“IBM”). These systems integrators have been integral to our success in selling our products to large-organizations such as ATT, Bank of America, Cummins, DVLA, JetBlue, Metlife, O2, and TD Waterhouse.

Services and Support

Customer Support. Our customer support group uses our own applications to provide multi-channel global support for our customers and partners.

Professional Services. Our worldwide consulting and education services group provides business and technical expertise to support our customers and alliance partners. Our consulting services group works closely with our customers to address the people and process areas common to every enterprise deployment along with systems integrators during implementations to lend technical experience and functional product expertise and to assist the systems integrators in providing our customers with high-quality, successful, enterprise-wide implementations. Education services provide a full set of training programs and materials for our customers and partners, including a comprehensive set of courses for end users, business consultants and developers, which are available through instructor-led, Web-based, and on-site classes.

Sales

Our sales strategy is to focus on Global 2000 companies through our direct sales force. We have commercial sales teams that cover named accounts within geographical territories, as well as a vertical account manager for the federal government. We maintain direct sales personnel across North America and in Europe and Japan. Our Inside Sales Organization focuses on a departmental strategy within the Global 2000 and the high end of the mid-market. We also have a Renewals team that works with our existing customers to renew their maintenance and support agreements.

Customers

Our customers range from Global 2000 companies to growing companies who want to differentiate their businesses through the delivery of superior customer service. The following is a list of customers that we believe are representative of our overall customer base:

Financial Services	Communications
Bank of America	AT&T
Bank Leumi	Brighthouse Networks
Barclays	BSkyB
Capital One	Com Hem
ING Postbank	COX Communications
JP Morgan Chase	Hutchison 3G
Principal Financial Group	O2
TD Ameritrade	Sprint
TD Waterhouse UK	Telekom Austria
Wells Fargo	Telenor
Time Warner Cable
T-Mobile

Health Care	Government
Abbott Laboratories	City of Amsterdam/Gemeente Amsterdam
Aetna	Defense Information Systems Agency
Allergan	Her Majesty Revenues & Customs (HMRC)
Cigna HealthCare	United States Postal Services
Highmark Inc.
Kaiser Permanente
MetLife
United HealthGroup
WellPoint

High Technology	Travel/Hospitality
Dell Computer Corp.	American Airlines
DST Systems	Avis Budget Group
Garmin	Best Western International
IBM	Carlson Companies
Palm	Disney
Siemens	Icelandair
Sony	JetBlue Airways
Xerox	Northwest Airlines
Yahoo!	Priceline.com
Starwood Hotels & Resorts
America West Airlines

Retail
American Girl
Avon.com
Barnes & Noble
Best Buy
Carphone Warehouse
eBay, Inc.
Estee Lauder
Home Depot
JC Penney
Sears
Staples.com
Target
The Gap
Tiffany & Company

No customer accounted for 10% or more of our total revenues in 2008. A portion of our license and services revenues in any given quarter has been, and we expect will continue to be, generated from a limited number of customers. We consider ourselves to be in a single industry segment—specifically, the licensing and support of our software applications. Revenue classification is based upon customer location. See Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for geographic information on revenues for the years ended December 31, 2008, 2007, and 2006 and long-lived assets for the years ended December 31, 2008 and 2007.

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

Our research and development expenses were $13.8 million, $12.7 million and $10.8 million in 2008, 2007 and 2006, respectively.

Competition

The market for our products and services is intensely competitive, evolving and subject to rapid technological change. We currently face competition for our products from software designed by our customers’ in-house development teams and by third parties. We expect these competing software applications to continue to be a major source of competition for the foreseeable future. Our primary competitors for customer relationship management (“CRM”) software platforms are larger, more established companies such as Oracle. We also face competition from companies such as Chordiant Software, Salesforce.com, Consona, eGain, RightNow, InQuira and Pegasystems with respect to several specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors.

We believe that the principal competitive factors affecting our industry include having a significant base of customers recommending our products, the breadth and depth of a given solution, product cost, product quality and performance, customer service, product scalability and reliability, product features, ability to implement solutions and perception of financial position. We believe that our products currently compete favorably with respect to many of these factors, and, in particular, that our Web-based architecture provides us with a competitive advantage because it allows for greater product scalability and rapid implementation. However, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources, and who may, for example, be able to add features or functionality to their competing products more quickly or decide to sell their competing products to their existing customer bases for other products.

Seasonality

Our business is influenced by seasonal trends, largely due to customer buying patterns. These trends may include higher license revenues in the fourth quarter as many customers complete annual budgetary cycles and lower license revenues in the first quarter and summer months when many of our prospects and customers experience lower sales. Our professional services are negatively impacted in the fourth quarter due to the holiday season, in which fewer billable hours are available for our consultants. In addition, our international operations experience a slowdown in the summer months.

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

Backlog

As of December 31, 2008 and 2007, we had $16.4 million and $20.1 million, respectively, in backlog, which relates to firm orders, with $86,000 and $419,000, respectively, not expected to be recognized within one year due to the timing of obligations in the underlying agreements. The majority of these firm orders relate to annual support contracts, and were invoiced and recorded as deferred revenue as of December 31, 2008 and 2007.

Employees

As of December 31, 2008, we had 229 full-time employees, compared to 225 full-time employees as of December 31, 2007. Of the 229 employees as of December 31, 2008, 69 were in our services and support group, 60 were in sales and marketing, 65 were in research and development and 35 were in finance, legal, information technology (“IT”) and administration.

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

Risks Related to Our Business and Industry

Current uncertainty in global economic conditions makes it particularly difficult to predict demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have recently deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow or reduce spending on our products and services. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could impact their willingness to make purchases or their ability to make timely payments to us. If that were to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding could be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on demand for our products and services, on our ability to predict future operating results, and on our financial condition and operating results.

In periods of worsening economic conditions, our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases.

A substantial majority of our outstanding accounts receivables are not covered by collateral. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. As economic conditions deteriorate, certain of our customers have faced and may face liquidity concerns and have delayed and may delay or may be unable to satisfy their payment obligations, which would have a material adverse effect on our financial condition and operating results.

We have a history of losses and may not be able to generate sufficient revenues to achieve and maintain profitability.

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses every year. As of December 31, 2008, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our stockholders’ equity at December 31, 2008 was $2.6 million. We continue to commit a substantial investment of resources to sales, product marketing and developing new products and enhancements, and we will need to increase our revenues to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenues have been affected by the current downturn in economic conditions, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that, even if sales of our products and services grow, we may continue to experience losses, which may cause the price of our stock to decline.

Our ability to continue as a going concern is at risk.

Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, negative working capital, negative cash flow from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The global economic downturn created a substantially more difficult business environment in 2008, affecting our liquidity and operating performance. If our revenues do not improve and we are unable to reduce operating expenses sufficiently and we do not obtain additional financing, we may become unable to pay our operating expenses on a timely basis due to a lack of sufficient liquidity. We can give no assurances as to whether we will be able to implement cost reduction initiatives, increase revenues, or obtain debt or equity financing, in order to provide sufficient liquidity for us to continue as a going concern.

The relatively large size of many of our expected license transactions could contribute to our failure to meet expected sales in any given quarter and could materially harm our operating results.

Our revenues and results of operations may fluctuate as a result of a variety of factors. Our revenues are especially subject to fluctuation because they depend on the completion of relatively large orders for our products and related services. The average size of our license transactions is generally large relative to our total revenues in any quarter, particularly as we have focused on larger enterprise customers, on licensing our more comprehensive integrated products, and have involved systems integrators in our sales process. If sales expected from a specific customer in a particular quarter are not realized in that quarter, we are unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. Fluctuations in our results of operations may be due to a number of additional factors, including, but not limited to, our ability to retain and increase our customer base, changes in our pricing policies or those of our competitors, the timing and success of new product introductions by us or our competitors, the sales cycle for our products, our fixed expenses, the purchasing and budgeting cycles of our clients, and the decline in general economic, industry and market conditions.

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

If we fail to generate sufficient revenues to support our business, we may need to seek additional financing to fund our operations or growth. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. Moreover, because of current volatility in the global capital markets and among financial institutions, including a tightening in the capital and credit markets, if we were to seek funding from the capital or credit markets, we may not be able to secure funding on terms acceptable to us or at all.

If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $7.0 million at December 31, 2008, and as of such date, had contractual commitments of $10.2 million in 2009. It is possible that our cash position could decrease over the next few quarters and some customers could become increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

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

Our competitors vary in size and in the scope and breadth of products and services offered. We currently face competition with our products from systems designed in-house and by our competitors. We expect that these systems will continue to be a major source of competition for the foreseeable future. Our primary competitors for electronic CRM platforms are larger, more established companies such as Oracle. We also face competition from Chordiant Software, Salesforce.com, Consona, eGain, RightNow, Inquira and Pegasystems with respect to specific applications we offer. We may face increased competition upon introduction of new products or upgrades from competitors, or if we expand our product line through acquisition of complementary businesses or otherwise. As we have combined and enhanced our product lines to offer a more comprehensive software solution, we are increasingly competing with large, established providers of customer management and communication solutions as well as other competitors. Our combined product line may not be sufficient to successfully compete with the product offerings available from these companies, which could slow our growth and harm our business.

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

No customer accounted for 10% or more of our revenues in 2006, 2007 or 2008. However, if we lose a number of major customers, or if contracts are delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, and our failure to obtain new significant customers or additional orders from existing customers could materially affect our operating results.

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

During the year ended December 31, 2008 we implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to our reduction in work force was approximately $737,000 and expense related to ceasing use of two of our offices was approximately $64,000. We also wrote off approximately $263,000 of capitalized costs related to an internal use software project that was abandoned. Additionally, during the year ended December 31, 2008 we recorded a restructuring recovery of $482,000 as a result of the extension of a sublease on one of the properties in our restructuring accrual. In September 2007, we agreed with the landlord of one of the facilities included in our restructuring accrual to surrender the remaining term of the lease in exchange for a lump sum cash payment. As a result of this agreement, we recorded additional restructuring expense of approximately $319,000. We also undertook various cost reduction and restructuring activities in July 2007. The expense related to our reduction in work force was approximately $240,000 and expense related to ceasing use of one of our offices was approximately $8,000. These cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges.

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

Given that our stock price is near its historical low, we may be subject to takeover overtures that will divert the attention of our management and Board, and require us to incur expenses for outside advisors.

Given that our stock price is near its historical low, we may be subject to takeover overtures. Evaluating and addressing these overtures would require the time and attention of our management and Board, divert them from their focus on our business, and require us to incur additional expenses on outside legal, financial and other advisors, all of which could materially and adversely affect our business, financial condition and results of operations.

Our common stock is currently quoted on the OTCBB.

Our common stock was delisted from The NASDAQ Stock Market effective at the opening of business on October 17, 2005. From October 17, 2005 to December 4, 2006, our common stock was quoted on the “Pink Sheets” and as of December 5, 2006, our common stock has been quoted on Over the Counter Bulletin Board (“OTCBB”). The OTCBB is generally considered less efficient than The NASDAQ Stock Market. Quotation of our common stock on the OTCBB may reduce the liquidity of our securities, limit the number of investors who trade in our securities, result in a lower stock price and larger spread in the bid and ask prices for shares of our common stock and could have an adverse effect on us. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on The NASDAQ Stock Market. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital.

Our listing on the OTCBB and the declines in our stock price may greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the dilution to our current stockholders caused by any issuance of equity in financing or other transactions. The price at which we would issue shares in such transactions is generally based on the market price of our common stock and a decline in the stock price could result in our need to issue a greater number of shares to raise a given amount of funding.

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

The trading price of our common stock has fluctuated widely in the past and we expect that it will continue to do so in the future, as a result of a number of factors, many of which are outside our control, such as:

•	price and volume fluctuations in the overall stock market;

•	the impact of announcements related to the effects of the global economic downturn and programs intended to address it;

•	variations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	the volatility inherent in stock prices within the emerging sector within which we conduct business; and

•	the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants.

In addition, stock markets in general have, and particularly The NASDAQ Stock Market and the OTCBB have, experienced extreme price and volume fluctuations that have affected the market prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.

Since becoming a publicly traded security listed on The NASDAQ Stock Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.46 per share. Our common stock is currently quoted on the OTCBB and the last reported sales price of our shares on May 14, 2009 was $0.72 per share.

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

The software industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights, and our technologies may not be able to withstand any third-party claims or rights against their use. Some of our competitors in the market for customer communications software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Such competitors could make a claim of infringement against us with respect to our products and technology. Additionally, third parties may currently have, or may eventually be issued, patents upon which our current or future products or technology infringe and any of these third parties might make a claim of infringement against us. For example, during 2006 and 2007, we were involved in litigation brought by Polaris IP, LLC against us and certain of our customers that claimed that certain of our products violate patents held by them.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 25%, 25% and 32% of our total revenues for 2008, 2007 and 2006, respectively. We have established offices in the United States, Europe and Japan. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and systems integrators. International operations are subject to many inherent risks, including:

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

Our international revenues and expenses are denominated in local currency. Therefore, a weakening of the U.S. dollar to other currencies could make our products more costly to sell in foreign markets and could negatively affect our operating results and cash flows. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro and British pound have had, and may in the future have, a harmful effect on our revenue or operating results. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.

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

Our corporate headquarters are located in Menlo Park, California, where we lease approximately 45,000 square feet under a lease that expires in April 2010. In addition, we lease offices in several cities throughout the United States and internationally in the United Kingdom, Ireland and Japan. We believe the facilities we are now using are adequate for our business requirements.

We have a total of approximately 21,000 square feet of excess space available for sublease or renegotiation. The excess space is located in Princeton, New Jersey. Remaining lease commitment terms on this lease expires in January 2011.

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

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as us and certain of our current and former officers were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including us, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in our case, purchased our stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of our and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by us. Although we believed that the plaintiffs’ claims had no merit, we had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. We were a party to a global settlement with the plaintiffs that would have disposed of all claims against us with no admission of wrongdoing by us or any of our present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a September 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied on March 8, 2008. Plaintiffs, the issuer defendants (including us) and underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have entered into a written settlement agreement. As part of this settlement, our insurance carrier has agreed to assume the our entire payment obligation under the terms of the settlement. The proposed settlement was submitted to the District Court for preliminary approval on April 2, 2009, but there can be no guarantee that it will receive approval from the District Court. We believe that we have meritorious defenses to these claims. If the proposed settlement is not approved and the litigation continues against us, we would continue to defend against this action vigorously.

In October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of our initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints. In addition, certain issuer defendants filed a joint motion to dismiss the complaints. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join in the motions to dismiss. This matter was dismissed with prejudice on March 12, 2009, and plaintiff filed a notice of appeal on March 31, 2009.

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

Our common stock has been trading on the OTCBB under the symbol “KANA.OB” since December 5, 2006. The table below sets forth the high and low bid information for our common stock as reported on the OTCBB for each full quarterly period within the two most recent fiscal years.

	High	Low
Fiscal 2007
First Quarter	$3.70	$2.77
Second Quarter	3.77	2.75
Third Quarter	3.19	2.38
Fourth Quarter	3.64	2.35

Fiscal 2008
First Quarter	$2.40	$1.23
Second Quarter	1.65	1.07
Third Quarter	1.75	0.93
Fourth Quarter	1.09	0.46

Holders of Record

There were approximately 767 stockholders of record of our common stock as of February 27, 2009. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

See Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity incentive plans may be found in the section captioned “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders. This information is incorporated herein by reference.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative return of the NASDAQ Composite Index and the Standard & Poor’s Information Technology Index (“S&P Information Technology Index”) for the five years ended December 31, 2008. The graph and table assume that $100.00 was invested on December 31, 2003 in each of our common stock, the NASDAQ Composite Index and the S&P Information Technology Index and that all dividends were reinvested. We have not paid or declared any cash dividends on our common stock. Stockholder returns over the period indicated should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among KANA Software, Inc., The NASDAQ Composite Index

And The S&P Information Technology Index

* $100.00 invested on December 31, 2003 in stock or index-including reinvestment of dividends. Fiscal years ending December 31.

	2003	2004	2005	2006	2007	2008
Kana Software, Inc.	$100.00	$56.08	$39.76	$93.47	$71.22	$20.77
NASDAQ Composite Index	$100.00	$110.08	$112.88	$126.51	$138.13	$80.47
S&P Information Technology Index	$100.00	$102.56	$103.57	$112.29	$130.61	$74.26

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

The consolidated statements of operations data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 and the consolidated balance sheet data at December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our audited consolidated financial statements. The diluted net loss per share computation excludes shares of common stock issuable upon exercise or conversion of other securities, including outstanding warrants and options to purchase common stock and common stock subject to repurchase rights, because their effect would be antidilutive. See “Net Loss Per Share” in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. Historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Revenues:
License fees	$17,745	$18,071	$19,116	$8,094	$14,169
Services	47,474	42,723	34,914	35,034	34,731

Total revenues	65,219	60,794	54,030	43,128	48,900

Costs and expenses:
Cost of license fees	1,012	1,239	2,460	2,995	2,449
Cost of services (1)	19,675	16,004	10,439	8,746	9,834
Amortization of acquired intangible assets	500	288	133	133	119
Sales and marketing (1)	22,299	25,261	19,616	17,682	25,745
Research and development (1)	13,818	12,650	10,765	13,232	19,579
General and administrative (1)	10,572	11,900	10,185	11,404	8,294
Impairment of internal use software	—	—	—	6,326	1,062
Restructuring costs, net of recoveries	582	567	703	468	3,400

Total costs and expenses	68,458	67,909	54,301	60,986	70,482

Loss from operations	(3,239)	(7,115)	(271)	(17,858)	(21,582)
Interest and other income (expense), net	(411)	(739)	(738)	88	128
Registration rights penalty	—	—	(1,198)	—	—

Loss before income tax expense	(3,650)	(7,854)	(2,207)	(17,770)	(21,454)
Income tax expense	(5)	(167)	(219)	(196)	(314)

Net loss	$(3,655)	$(8,021)	$(2,426)	$(17,966)	$(21,768)

Basic and diluted net loss per share	$(0.09)	$(0.22)	$(0.07)	$(0.58)	$(0.75)

Shares used in computing basic and diluted net loss per share	41,212	37,085	34,584	30,814	28,950

	December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,988	$4,306	$5,719	$6,216	$13,772
Marketable securities	—	—	—	—	6,361
Working capital (deficit)	(13,841)	(11,621)	(11,044)	(18,439)	(9,657)
Total assets	33,817	35,400	30,335	35,706	50,361
Total long-term debt	13	110	242	—	—
Total stockholders’ equity (deficit)	2,590	4,406	(3,132)	(9,794)	3,164

(1)	Stock-based compensation expense, which was allocated as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Cost of services	$325	$336	$211	$2	$346
Sales and marketing	652	869	871	9	646
Research and development	331	359	400	2	82
General and administrative	904	1,309	1,945	25	157

	$2,212	$2,873	$3,427	$38	$1,231

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenue is primarily derived from the sale of our software and related maintenance and support of the software. We also derive revenues from consulting, training and other services. Our products are generally installed by our customers using either a systems integrator, such as IBM or Accenture or our professional services group. Our professional services group assists the systems integrators as subject matter experts and in some cases will act as the prime contractor for implementation of our software. In June 2007 we acquired eVergance, a management consulting and systems integration firm, which expanded our professional services group’s capabilities and resources. We also rely on IBM and other systems integrators to recommend and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. In the past, we supplied specialists (who were subject matter experts) to work with IBM and other systems integrators. While we continue this practice, we are increasingly providing consulting and implementation services directly to our customers. These services may be provided to our existing customers who would like us to review their implementations or to new customers who are not quite large enough to gain the interest of a large systems integrator to provide such services. However, in the case of most of the initial installations of our applications that are generally installed by our customers using a systems integrator, these services generally increase the cost of the project substantially by subjecting their purchase to more levels of required approvals and scrutiny of projected cost savings in their customer service and marketing departments. This contributes to the difficulty that we face in predicting the quarter in which sales to expected customers will occur and to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

We have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. On December 31, 2008, we had cash and cash equivalents of $7.0 million and $6.0 million outstanding under our line of credit. As of December 31, 2008, we had an accumulated deficit of $4.3 billion and a negative working capital of $13.8 million. $12.9 million of our current liabilities consists of current deferred revenue, primarily reflecting obligations to provide support services under our software licenses. Losses from operations were $3.2 million and $7.1 million for 2008 and 2007, respectively, and net losses were $3.7 million and $8.0 million for 2008 and 2007, respectively. Net cash used for operating activities was $418,000 and $8.4 million in 2008 and 2007, respectively. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

Our management believes that based on our current plans, we will require additional financing to fund our operations and our working capital and capital expenditure requirements through December 31, 2009. If we are unable to secure additional financing, or if we experience lower than anticipated demand for our products, we will need to further reduce costs, or secure additional debt or equity financing to meet our cash requirements. Any such equity issuances could be dilutive to our stockholders, and any financing transactions may be on unfavorable terms, if at all.

As of December 31, 2008, we had 229 full-time employees, which represents an increase from 225 employees at December 31, 2007 and an increase from 181 employees at December 31, 2006.

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

We believe the following discussion addresses our most critical accounting policies. These critical accounting policies require management to make difficult, subjective, and complex judgments, and are most important to the portrayal of our financial condition and results of operations. Please refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further description of our critical accounting policies.

Revenue Recognition

We recognize revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended.

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e., persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). We use the residual method described in AICPA SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”), to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

Services revenues include revenues for consulting services, customer support and training, and managed services. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, we recognize the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). Our consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue. Managed services revenues are recognized in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition, corrected copy” (“SAB 104”). Revenues from managed services are recognized ratably over the term of the arrangement, while application fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals.

Vendor-specific objective evidence for consulting and training services are based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for support services is based on the price charged when an element is sold separately or the stated contractual renewal rates.

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

When events or circumstances indicate the carrying value of internal-use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that the computer software being developed will be placed in service, the asset is adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statements of operations. In the quarter ended September 30, 2008, we expensed approximately $263,000 of capitalized costs related to an internal use software project that was abandoned. This amount is included in the restructuring costs, net of recoveries line on the consolidated statement of operations.

Restructuring

In 2001, we recorded significant liabilities in connection with our restructuring program. These reserves included estimates pertaining to contractual obligations related to excess leased facilities in Menlo Park, California; Princeton, New Jersey; Framingham, Massachusetts; and Marlow in the United Kingdom. Remaining lease commitments will terminate in January 2010 and January 2011. We are seeking to sublease or renegotiate the obligations associated with the excess space. We have subleased some of the excess space, but in all cases, the sublease income is less than the rent we pay the landlord. We had $1.2 million in accrued restructuring costs as of December 31, 2008, which was our estimate, as of that date, of the exit costs of these excess facilities. We have worked with real estate brokers in each of the markets where these properties are located to help us estimate the amount of the accrual. This process involves significant judgments regarding these markets. If we determine that any of these real estate markets has deteriorated further, additional adjustments to this accrual may be required, which would result in additional restructuring expenses in the period in which such determination is made. Likewise, if any of these real estate markets strengthen, and we are able to sublease the properties earlier or at more favorable rates than projected, or if we are otherwise able to negotiate early termination of obligations on favorable terms, adjustments to the accrual may be required that would increase income in the period in which such determination is made. In December 2006, we determined that we may not be able to sublease a leased facility in Princeton, New Jersey, and we changed our assumption of subleasing this excess space. We recorded a restructuring charge of $739,000 in the year ended December 31, 2006 mainly related to this change in estimate of sublease assumption that was not subject to any contractual arrangement. In 2006, there was also a restructuring recovery of $36,000 due to the change in estimates of termination of certain employees. Lease obligations for Framingham, Massachusetts and Marlow in the United Kingdom terminated during 2007.

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

In March 2008, we were notified by the subtenant of one of the facilities included in the restructuring accrual of their intent to lease additional space and extend their sublease through the end of our lease term. As a result of this agreement, we recorded a restructuring recovery of approximately $482,000. The agreement was executed in May 2008.

In July 2008, we implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to this reduction in work force was approximately $737,000 and the expense related to ceasing use of two of our offices was approximately $64,000. Additionally, we expensed approximately $263,000 of capitalized costs related to an internal use software project that was abandoned.

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

The remaining amount of goodwill as of December 31, 2008 is $12.4 million. We continue to assess whether any potential indicators of impairment of goodwill have occurred and have determined that no such indicators have arisen since June 30, 2008, the date of our annual goodwill impairment test. Any further impairment loss could have a material adverse impact on our financial condition and results of operations.

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

On January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the implementation, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all material income tax positions. The net deferred income tax assets recognized under FIN 48 did not materially differ from the net deferred tax assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN 48. At the adoption date of January 1, 2007, we had $145,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2008, we had $120,000 of unrecognized tax benefits. These amounts are included in other long-term liabilities on the consolidated balance sheets.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for years beginning in fiscal year 2006. We also apply the provisions of SAB No. 107 “Share-Based Payment” (“SAB 107”) in our accounting for stock-based compensation.

SFAS 123(R) requires companies to estimate the fair value of employee stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Employee stock-based compensation expense for each of the years ended December 31, 2008, 2007 and 2006 was $2.2 million, $2.8 million and $2.8 million, respectively.

Stock-based compensation expense recognized in the years ended December 31, 2008, 2007 and 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123 “Accounting for Stock Based Compensation.” Our stock-based compensation expense also includes compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in our results of operations for 2008, 2007 and 2006 was based on awards ultimately expected to vest, it was reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We utilize the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

For stock options granted to non-employees, we recognize compensation expense in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic fair value adjustments as the underlying equity instruments vest. We amortize compensation expense related to non-employee stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). We extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In October 2006, we extended the exercise period of approximately 211,000 vested stock options of a former employee as the result of a termination agreement. During the year ended December 31, 2006, we granted a total of 57,500 stock options to four non-employees who had agreements to provide consulting services. As a result of these stock option modifications to former employees and the stock option grants to consultants, we recorded non-employee stock-based compensation expense of $4,000, $31,000 and $632,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Also see “Stock-based Compensation” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Effect of Recent Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected data for the periods presented. Percentages are expressed as a percentage of total revenues.

	Years Ended December 31,
	2008	2007	2006
Revenues:
License fees	27%	30%	35%
Services	73	70	65

Total revenues	100%	100%	100%

Costs and expenses:
Cost of license fees	2%	2%	5%
Cost of services (1)	30	26	19
Amortization of acquired intangible assets	1	0	0
Sales and marketing (1)	34	42	36
Research and development (1)	21	21	20
General and administrative (1)	16	20	19
Restructuring	1	1	1

Total costs and expenses	105%	112%	101%

(1)	Stock-based compensation included in the expense line items:

Cost of services	*	%	1%	*	%
Sales and marketing	1		1	2
Research and development	1		1	1
General and administrative	1		2	4

	3%		5%	6%

*	Less than 1%

Comparison of the Years Ended December 31, 2008 and 2007

Revenues

Total revenues increased by 7% to $65.2 million for the year ended December 31, 2008 from $60.8 million for the year ended December 31, 2007, primarily as a result of higher services revenues in 2008 compared to 2007.

License revenues include licensing fees only and exclude associated support and consulting revenues. The majority of our licenses to customers are perpetual and associated revenues are recognized upon delivery provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies and Estimates” above. License revenues decreased by 2% to $17.7 million for 2008 from $18.1 million for 2007. This decrease in license revenues was based, in part, on additional levels of approvals inside our customers’ organizations that resulted in longer sales cycles and reduced levels of overall demand brought on as a result of macro economic conditions. While we are focused on increasing license revenues, we are unable to predict such revenues from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable.

Services revenues consist of support revenues and professional services revenues and fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Professional services revenues relate to providing consulting, training and implementation services to our customers including managed services. Services revenues increased by 11% to $47.5 million for the year ended December 31, 2008 compared to $42.7 million for 2007. Support revenues are the largest component of services revenues, and in 2008, support revenues increased slightly. The other part of services revenues is professional services fees that increased in 2008 from 2007 primarily due to the additional services fees generated by eVergance.

Revenues from international sales were $16.4 million, or 25% of total revenues, in the year ended December 31, 2008 and $15.3 million, or 25% of total revenues, in the year ended December 31, 2007. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues increased by 21% to $21.2 million for the year ended December 31, 2008 from $17.5 million for the year ended December 31, 2007.

License Fees. Cost of license fees consists primarily of third party software royalties and costs of product documentation. Cost of license fees as a percentage of license revenue was 6% in 2008 compared to 7% in 2007. The decrease was primarily due to lower third party royalty costs. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades. We are not able to predict when customers will choose to upgrade their software which will then cause us to incur royalty costs. We are continuing to look at cost-effective alternatives for some original equipment manufacturer (“OEM”) products embedded in our products.

Services. Cost of services consists primarily of salaries and related expenses for our customer support, consulting, and training services organization, and allocation of facility costs and system costs incurred in providing customer support and managed services. Cost of services increased to 41% of services revenues, or $19.7 million, for 2008 compared to 37% of services revenues, or $16.0 million, for 2007. Both totals include stock-based compensation of $325,000 and $336,000 for 2008 and 2007, respectively. The decrease in service margins in 2008 compared to 2007 was due to an increase in contractors costs as we built up the service organization, including its expansion through our acquisition of eVergance, to support increased revenues. As of December 31, 2008, we had 69 employees in support and consulting compared to 68 employees as of December 31, 2007.

Cost of services may increase or decrease, depending on the demand for these services. The expenses may also be affected by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in 2008 and 2007 was related to $2.5 million of intangible assets recorded in connection with the acquisition of eVergance in June 2007. Amortization totaled $500,000 and $288,000 for the years ended December 31, 2008 and 2007, respectively.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased by 12% to $22.3 million for the year ended December 31, 2008 from $25.3 million for the year ended December 31, 2007. Both totals include employee stock-based compensation of $652,000 and $869,000 for 2008 and 2007, respectively. The decrease in expenses was partially attributable to a decrease in average sales personnel of 5% from an average in 2007 of 64 employees to an average of 61 employees during 2008 and a decrease in marketing programs.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by 9% to $13.8 million for the year ended December 31, 2008 from $12.7 million for the year ended December 31, 2007. Both totals include stock-based compensation of $331,000 and $359,000 for 2008 and 2007, respectively. The increase in expenses was primarily attributable to increased employee headcount partially offset by a reduced number of contractors. As of December 31, 2008, we had 65 employees in research and development compared to 53 employees as of December 31, 2007, a 23% increase.

Research and development expenses including related headcount may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, and corporate governance. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased by 11% to $10.6 million for the year ended December 31, 2008 from $11.9 million for the year ended December 31, 2007. Both totals include stock-based compensation of $904,000 and $1.3 million for years ended December 31, 2008 and 2007, respectively. The decrease in expenses was primarily due to higher legal fees incurred in 2007 that did not reoccur in 2008 offset by higher audit and consulting fees in 2008 due to Sarbanes-Oxley compliance. As of December 31, 2008, we had 35 employees in general and administrative and information technology compared to 41 employees as of December 31, 2007, a 15% decrease.

General and administrative expenses may increase or decrease, depending primarily on the amount of future revenues and corporate infrastructure requirements including insurance, professional services, taxes, and other administrative costs. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

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

In March 2008, we were notified by the subtenant of one of the facilities included in the restructuring accrual of their intent to lease additional space and extend their sublease through the end of our lease term. As a result of this agreement, we recorded a restructuring recovery of approximately $482,000. The agreement was executed in May 2008.

In July 2008, we implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to this reduction in work force was approximately $737,000 and the expense related to ceasing use of two of our offices was approximately $64,000. Additionally, we expensed approximately $263,000 of capitalized costs related to an internal use software project that was abandoned.

The following table summarizes our restructuring activities for the years ended December 31, 2008 and 2007 (in thousands):

	Facilities	Severance and Related	Internal Use Software	Total
Restructuring accrual at December 31, 2006	$6,102	$—	$—	$6,102
Restructuring charge	327	240	—	567
Payments made	(5,645)	(240)	—	(5,885)
Sublease payments received	1,968	—	—	1,968

Restructuring accrual at December 31, 2007	2,752	—	—	2,752
Restructuring charge (recoveries)	(418)	737	263	582
Payments made	(1,632)	(737)	—	(2,369)
Non-cash adjustment	—	—	(263)	(263)
Sublease payments received	478	—	—	478

Restructuring accrual at December 31, 2008	$1,180	$—	$—	$1,180

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income and interest expense. Interest income consists primarily of interest earned on cash and cash equivalents and was approximately $27,000 and $87,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in interest income related to lower cash and cash equivalents balances in 2008 compared to 2007. Interest expense relates primarily to our line of credit and notes payable and was approximately $369,000 and $858,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in interest expense related to lower average borrowings against the line of credit in 2008 compared to 2007. For the year ended December 31, 2007, interest and other income (expense), net also consists of $383,000 of bank fees related to certain loans.

Income Tax Expense

We have incurred net operating losses on a consolidated basis for all years from inception through December 31, 2008. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. In 2008 and 2007, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense in those foreign jurisdictions totaling approximately $87,000 and $167,000 for the years ended December 31, 2008 and 2007, respectively. During 2008 we also recorded an adjustment to release approximately $25,000 of excess FIN 48 reserve and an adjustment to record a refundable research and development credit of approximately $57,000.

As of December 31, 2008, we had operating loss carryforwards for federal and California income tax purposes of approximately $458 million and $127 million, respectively. The federal and state net operating loss carryforwards, if not offset against future taxable income, will expire by 2029. We also had foreign net operating loss carryforwards of approximately $8 million. The foreign losses expire at various dates and some can be carried forward indefinitely.

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

Services revenues consist of support revenues and professional services revenues and fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Professional services revenues relate to providing consulting, training and implementation services to our customers including managed services. Services revenues increased by 22% to $42.7 million for the year ended December 31, 2007 compared to $34.9 million for 2006. Support revenues are the largest component of services revenues, and in 2007, support revenues increased because there was greater focus on support renewals by a team dedicated to renewals that was not employed by us in 2006. The other part of services revenues is professional services fees that increased in 2007 from 2006 primarily due to five large long-term consulting projects in 2007 and the additional services fees generated by eVergance.

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

Services. Cost of services consists primarily of salaries and related expenses for our customer support, consulting, and training services organization, and allocation of facility costs and system costs incurred in providing customer support and managed services. Cost of services increased to 37% of services revenues, or $16.0 million, for 2007 compared to 30% of services revenues, or $10.4 million, for 2006. Both totals include stock-based compensation of $336,000 and $211,000 for 2007 and 2006, respectively. The decrease in service margins in 2007 compared to 2006 was due to an increase in consulting costs as we built up the service organization to support increased revenues. As of December 31, 2007, we had 68 employees in support and consulting, 25 of which were a result of the acquisition of eVergance, compared to 48 employees as of December 31, 2006, a 42% increase.

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

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses increased by 29% to $25.3 million for the year ended December 31, 2007 from $19.6 million for the year ended December 31, 2006. Both totals include stock-based compensation of $869,000 and $871,000 for 2007 and 2006, respectively. The increase in expenses was primarily attributable to an increase in average sales personnel of 24% from an average in 2006 of 37 employees to an average of 46 employees during 2007 and an increase in marketing programs.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by 18% to $12.7 million for the year ended December 31, 2007 from $10.8 million for the year ended December 31, 2006. Both totals include stock-based compensation of $359,000 and $400,000 for 2007 and 2006, respectively. The increase in expenses was primarily attributable to increased employee headcount partially offset by a reduced number of contractors. As of December 31, 2007, we had 53 employees in research and development compared to 37 employees as of December 31, 2006, a 43% increase.

Research and development expenses including related headcount may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses increased by 17% to $11.9 million for the year ended December 31, 2007 from $10.2 million for the year ended December 31, 2006. Both totals include stock-based compensation of $1.3 million and $1.9 million for years ended December 31, 2007 and 2006, respectively. The increase in expenses was primarily due to an increase in average personnel of 17% from an average in 2006 of 30 employees to an average of 35 employees during 2007. Additionally, we incurred approximately $362,000 of expense related to outside Sarbanes-Oxley consultants. As of December 31, 2007, we had 41 employees in general and administrative and information technology compared to 31 employees as of December 31, 2006, a 32% increase.

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

The following table summarizes our restructuring activities for the years ended December 31, 2007 and 2006 (in thousands):

	Facilities	Severance and Related	Total
Restructuring accrual at December 31, 2005	$7,270	$282	$7,552
Restructuring charge (recoveries)	739	(36)	703
Payments made	(3,557)	(246)	(3,803)
Sublease payments received	1,650	—	1,650

Restructuring accrual at December 31, 2006	6,102	—	6,102
Restructuring charge (recoveries)	327	240	567
Payments made	(5,645)	(240)	(5,885)
Sublease payments received	1,968	—	1,968

Restructuring accrual at December 31, 2007	$2,752	$—	$2,752

The remainder of the restructuring payments will be paid relatively evenly from 2009 through 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income and interest expense and changes in fair value of warrant liabilities. Interest income consists primarily of interest earned on cash and cash equivalents and was approximately $87,000 and $172,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in interest income related to lower cash and cash equivalents balances in 2007 compared to 2006. Interest expense relates primarily to our line of credit and was approximately $858,000 and $207,000 for the years ended December 31, 2007 and 2006, respectively. The increase in interest expense related to increased borrowings against the line of credit in 2007 compared to 2006. Interest and other income (expense), net also consists of $383,000 of bank fees for the year ended December 31, 2007 and an increase in the fair value of warrant liabilities of approximately $774,000 for the year ended December 31, 2006.

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

Quarterly Results of Operations (in thousands, except per share data)

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2008. The information has been derived from our unaudited condensed consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

	Quarter Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Revenues:
License fees	$2,740	$5,310	$3,972	$5,723	$5,151	$5,793	$3,511	$3,616
Services	10,887	11,344	12,681	12,562	12,375	11,048	9,882	9,418

Total revenues	13,627	16,654	16,653	18,285	17,526	16,841	13,393	13,034

Costs and expenses:
Cost of license fees	222	232	146	412	297	415	240	287
Cost of services (1)	4,241	4,676	5,340	5,418	5,015	4,253	3,668	3,068
Amortization of acquired intangible assets	125	125	125	125	124	125	24	15
Sales and marketing (1)	5,733	5,294	5,028	6,244	5,965	6,443	6,660	6,193
Research and development (1)	3,650	3,408	3,426	3,334	2,782	3,133	3,083	3,652
General and administrative (1)	2,139	2,608	2,641	3,184	2,643	2,634	3,120	3,503
Restructuring costs (recoveries)	—	1,064	—	(482)	—	567	—	—

Total costs and expenses	16,110	17,407	16,706	18,235	16,826	17,570	16,795	16,718

Income (loss) from operations	(2,483)	(753)	(53)	50	700	(729)	(3,402)	(3,684)
Interest and other income (expense), net	(153)	(91)	(64)	(103)	(127)	(506)	(87)	(19)

Income (loss) before income tax expense	(2,636)	(844)	(117)	(53)	573	(1,235)	(3,489)	(3,703)
Income tax expense (benefit)	84	(43)	(20)	(26)	(34)	(32)	(54)	(47)

Net income (loss)	$(2,552)	$(887)	$(137)	$(79)	$539	$(1,267)	$(3,543)	$(3,750)

Basic net income (loss) per share	$(0.06)	$(0.02)	$(0.00)	$(0.00)	$0.01	$(0.03)	$(0.10)	$(0.10)

Shares used in computing basic net income (loss) per share	41,213	41,212	41,212	41,211	38,876	37,061	36,382	36,019

Diluted net income (loss) per share	$(0.06)	$(0.02)	$(0.00)	$(0.00)	$0.01	$(0.03)	$(0.10)	$(0.10)

Shares used in computing diluted net income (loss) per share	41,213	41,212	41,212	41,211	39,967	37,061	36,382	36,019

As a Percentage of Total Revenues:
Revenues:
License fees	20%	32%	24%	31%	29%	34%	26%	28%
Services	80	68	76	69	71	66	74	72

Total revenues	100	100	100	100	100	100	100	100

Costs and expenses:
Cost of license fees	2	1	1	2	2	2	2	2
Cost of services	31	28	32	30	29	25	27	24
Amortization of acquired intangible assets	1	1	1	1	1	1	*	*
Sales and marketing	42	32	30	34	34	38	50	48
Research and development	27	20	21	18	16	19	23	28
General and administrative	16	16	16	17	15	16	23	27
Restructuring costs (recoveries)	—	6	—	(3)	—	3	—	—
Total costs and expenses	118	104	100	100	96	104	125	128

*	Less than 1%

(1)	Stock-based compensation expense, which was allocated as follows:

	Quarter Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Cost of services	$69	$71	$82	$103	$110	$102	$56	$68
Sales and marketing	152	160	176	164	211	194	225	239
Research and development	71	87	96	77	98	120	72	69
General and administrative	237	243	207	217	210	315	290	494

	$529	$561	$561	$561	$629	$731	$643	$870

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had $7.0 million in cash and cash equivalents, compared to $4.3 million as of December 31, 2007. As of December 31, 2008, we had negative working capital of $13.8 million. $12.9 million of our current liabilities consists of current deferred revenue, primarily reflecting obligations to provide support services under our software licenses.

History and recent trends. We have had negative cash flow from operating activities in each year since inception. To date, we have funded our operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. Cash used in operations was $418,000 in 2008, $8.4 million in 2007, and $1.7 million in 2006. The amount of cash used in our operations is significantly affected by our headcount and our sales. During 2008 and 2007, we had a net increase of 4 employees and 44 employees, respectively. Staffing is expected to change from time to time based upon a number of factors, including anticipated demand for our products and the balancing of roles between employees and outsourced staffing. During the years ended December 31, 2008 and 2007, we had a negative cash flow from operations of $418,000 and $8.4 million, respectively, which reflects, among other things, the effect of our net loss during each period. Our cash collections during any quarter are driven primarily by the amount of sales booked in the previous quarter, and we cannot be certain that we will meet our revenue expectations in any given period.

Primary driver of cash flow. Our ability to generate cash in the future depends upon our success in generating sufficient sales transactions, especially new license transactions. We expect our support renewals in 2009 to continue to be relatively flat from 2008. Since our new license transactions are relatively small in number and are difficult to predict, we may not be able to generate new license transactions as anticipated in any particular future period. From time to time, changes in assets and liabilities, such as changes in levels of accounts receivable and accounts payable may also affect our cash flows.

Operating cash flow. We had negative cash flow from operating activities of $418,000 for the year ended December 31, 2008, which included a $3.7 million net loss, a $2.9 million decrease in deferred revenue and a $1.6 million decrease in accrued restructuring, partially offset by non-cash charges of $2.2 million for stock compensation expense, $1.3 million of depreciation, $1.7 million decrease in accounts receivable and a provision for doubtful accounts of $0.8 million. Our operating activities used $8.4 million and $1.7 million of cash and cash equivalents for the years ended December 31, 2007 and 2006, respectively. These expenditures were primarily attributable to net losses experienced during these periods and reductions in accrued restructuring, offset in part by non-cash charges related to stock based compensation.

Investing cash flow. Our investing activities used $1.1 million of cash for the year ended December 31, 2008, primarily for the purchase of property and equipment. Our investing activities used $2.8 million of cash for the year ended December 31, 2007, which consisted of the purchase of property and equipment and the acquisition of eVergance. Our investing activities used $860,000 of cash during 2006, for the purchase of property and equipment.

Financing cash flow. Our financing activities provided $4.6 million of cash for the year ended December 31, 2008, and consisted primarily of $6.9 million of net borrowings under our line of credit and borrowings of $160,000 on notes payable offset in part by the repayments of $2.4 million on notes payable. Our financing activities provided $9.9 million of cash for the year ended December 31, 2007, and consisted primarily of $10.4 million in proceeds from issuances of common stock, $639,000 of net borrowings under our line of credit and borrowings of $361,000 on notes payable offset in part by the repayments of $1.5 million on notes payable. Of the $10.4 million in proceeds from issuances of common stock, approximately $8.9 million was derived from a registered direct offering of 4.0 million shares of our common stock completed in November 2007, after deducting the placement agent’s fees and offering expenses associated with the offering. Our financing activities provided $2.0 million of cash for the year ended December 31, 2006, and consisted primarily of $2.9 million in proceeds from issuances of common stock, a decrease in restricted cash of $5.9 million and borrowings of $819,000 on notes payable offset in part by the repayment of borrowings under our bank line of credit of $7.4 million and the repayments of $250,000 on notes payable.

Contractual obligations. On November 30, 2005, we established a banking relationship with Bridge Bank N.A. (“Bridge”) entering into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which we had access to a loan facility of $7.0 million. We have since amended our agreement with Bridge, most recently on March 28, 2008, when we entered into a Second Amended and Restated Loan and Security Agreement with Bridge increasing the loan facility to $10.0 million (“March Loan Facility”). The March Loan Facility is a formula based revolving line of credit that is limited to 80% of eligible receivables subject to a sublimit of $2.5 million that is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under our line of credit were converted into a term loan as of March 26, 2008 in the amount of $1.6 million which is payable in 33 monthly installments of principal plus interest. An additional $500,000 borrowed under the additional equipment financing provision was converted into a 36 month term loan on September 30, 2008. The total combined borrowing under the March Loan Facility and sublimits cannot exceed $10.0 million. The March Loan Facility is secured by all of our assets and expires February 27, 2010 at which time the entire balance under the formula-based line of credit will be due. Interest for the formula-based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25%. The March Loan Facility contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If we are not in compliance with the covenants of the March Loan Facility, Bridge has the right to declare an event of default and all of the outstanding balances owed under the March Loan Facility would become immediately due and payable. On March 17, 2009, we entered into a Loan and Security Modification Agreement to the March Loan Facility that provided a one-time waiver of certain financial covenants for the quarter ended December 31, 2008. On May 13, 2009, we obtained a non-binding financing proposal from Bridge for a modification of the March Loan Facility that would provide a one-time waiver of certain financial covenants for the quarter ended March 31, 2009 and the month ended April 30, 2009. The proposal sets the total loan facility amount to $6.0 million and extends the maturity date to June 30, 2010. As a requirement of the May 13, 2009 proposal from Bridge, availability under the existing revolving line of credit will be used to prepay all amounts currently outstanding under the existing term loans for equipment. Additionally, modifications would be made to the existing restrictive covenants and certain covenants would be added related to raising additional capital. This proposal is not binding, and is subject to further negotiation, to approval by the lenders’ loan committee, and execution of definitive loan documents. Accordingly, we can give no assurances as to whether we will enter into any such loan documents, or as to their terms.

As of December 31, 2008, we had $1.1 million outstanding under the March Loan Facility equipment loan. This amount is repayable in 25 monthly installments of principal and interest. We had $459,000 outstanding under the additional equipment financing facility. This amount is repayable in 33 monthly installments of principal and interest. These loans are included with other non-bank debt in the consolidated balance sheet under the heading of notes payable. These loans are included in current liabilities based on the terms of the May 13, 2009 proposal. We also have drawn $6.0 million against the formula based revolving line of credit. The available balance of the March Loan Facility was also lowered by $116,000 to secure a letter of credit related to a building lease, leaving an available balance of $2.3 million as of December 31, 2008. Subsequent to December 31, 2008 we repaid $572,000 on January 12, 2009 and $2.7 million on March 2, 2009.

Our future payments due under debt and lease obligations and other contractual commitments as of December 31, 2008 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Line of credit	$6,000	$6,000	$—	$—	$—
Notes payable	1,834	1,821	13	—	—
Non-cancelable operating lease obligations (1)	3,722	2,619	1,103	—	—
Less: Sublease income (2)	(954)	(448)	(506)	—	—
Other contractual obligations (3)	6,726	1,023	3,173	2,530	—

Total	$17,328	$11,015	$3,783	$2,530	$—

(1)	Includes leases for properties included in the restructuring liability.
(2)	Includes only subleases that are under contracts as of December 31, 2008, and excludes future estimated sublease income for agreements not yet signed.
(3)	Represents payments on a legal settlement, minimum payments to vendors for future royalty fees and consulting services.

Off-Balance-Sheet Arrangements. As of December 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Employee Equity Incentive Plans. See Note 1 and Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for information regarding employee equity incentive plans and stock-based compensation for the years ended December 31, 2008, 2007, and 2006. Information regarding equity incentive plans should be read in conjunction with the information appearing under the heading “Executive Compensation and Related Information” and “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders which is incorporated herein by reference.

Outlook. We believe that based on our current plans, we will require additional financing to fund our operations through December 31, 2009. In addition, if we do not experience anticipated demand for our products, we will need to further reduce costs, or raise further financing to meet our cash requirements. We can give no assurances as to whether we will be able to implement cost reduction initiatives, increase revenues, or obtain debt or equity financing, in order to provide sufficient liquidity for us to continue as a going concern.

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

We develop products in the United States and sell these products in North America, Europe, and Asia. In the years ended December 31, 2008, 2007 and 2006, revenues from customers outside of the United States approximated 25%, 25% and 32%, respectively, of total revenues. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Japanese yen, European Union euro and British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro and British pound have had, and may in the future have, a harmful effect on our revenue or operating results. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations. Based on our overall foreign currency rate exposure at December 31, 2008, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations. Based on our overall debt position at December 31, 2008, we do not believe that changes in interest rates would materially adversely affect our financial position or results of operations. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2008 is provided in Item 7 above under the heading “Quarterly Results of Operations.”

KANA SOFTWARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kana Software, Inc.:

We have audited the accompanying consolidated balance sheets of Kana Software, Inc. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Companay’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kana Software, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative working capital, negative cash flow from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP

San Jose, California

May 15, 2009

KANA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,988	$4,306
Accounts receivable, net of allowance of $217 and $204 at December 31, 2008 and 2007, respectively	7,556	10,247
Prepaid expenses and other current assets	2,030	2,391

Total current assets	16,574	16,944
Restricted cash, long-term	751	771
Property and equipment, net	1,923	2,292
Goodwill	12,415	12,500
Acquired intangible assets, net	1,726	2,226
Other assets	428	667

Total assets	$33,817	$35,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$6,000	$1,177
Notes payable	1,821	1,873
Accounts payable	3,618	2,943
Accrued liabilities	5,084	5,486
Accrued restructuring	946	1,261
Deferred revenue	12,946	15,825

Total current liabilities	30,415	28,565
Deferred revenue, long-term	86	297
Accrued restructuring, long-term	234	1,491
Notes payable, long-term	13	110
Other long-term liabilities	479	531

Total liabilities	31,227	30,994

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,212,791 and 40,910,481 shares issued and outstanding at December 31, 2008 and 2007, respectively	41	41
Common stock subscription	—	949
Additional paid-in capital	4,320,743	4,317,582
Accumulated other comprehensive loss	(684)	(311)
Accumulated deficit	(4,317,510)	(4,313,855)

Total stockholders’ equity	2,590	4,406

Total liabilities and stockholders’ equity	$33,817	$35,400

See accompanying notes to the consolidated financial statements.

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
License fees	$17,745	$18,071	$19,116
Services	47,474	42,723	34,914

Total revenues	65,219	60,794	54,030

Costs and expenses:
Cost of license fees	1,012	1,239	2,460
Cost of services (1)	19,675	16,004	10,439
Amortization of acquired intangible assets	500	288	133
Sales and marketing (1)	22,299	25,261	19,616
Research and development (1)	13,818	12,650	10,765
General and administrative (1)	10,572	11,900	10,185
Restructuring costs, net of recoveries	582	567	703

Total costs and expenses	68,458	67,909	54,301

Loss from operations	(3,239)	(7,115)	(271)
Interest and other income (expense), net	(411)	(739)	(738)
Registration rights penalty	—	—	(1,198)

Loss before income tax expense	(3,650)	(7,854)	(2,207)
Income tax expense	(5)	(167)	(219)

Net loss	$(3,655)	$(8,021)	$(2,426)

Basic and diluted net loss per share	$(0.09)	$(0.22)	$(0.07)

Shares used in computing basic and diluted net loss per share	41,212	37,085	34,584

(1) Stock-based compensation included in the expense line items:

Cost of services	$325	$336	$211
Sales and marketing	652	869	871
Research and development	331	359	400
General and administrative	904	1,309	1,945

See accompanying notes to the consolidated financial statements.

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Common Stock Subscription		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2005	33,923,783	$34	—	$—	$4,293,063	$517	$(4,303,408)	$(9,794)
Issuance of common stock upon exercise of stock options	1,395,263	1	—	—	2,944	—	—	2,945
Registration rights penalty	653,237	1	—	—	1,197	—	—	1,198
Reclassification of warrant liability	—	—	—	—	1,864	—	—	1,864
Employee stock-based compensation	—	—	—	—	2,795	—	—	2,795
Non-employee stock based compensation	—	—	—	—	632	—	—	632
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(346)	—	(346)
Net loss	—	—	—	—	—	—	(2,426)	(2,426)

Total comprehensive loss	—	—	—	—	—	—	—	(2,772)

Balances at December 31, 2006	35,972,283	36		—	4,302,495	171	(4,305,834)	(3,132)
Issuance of common stock upon exercise of stock options	638,198	1	—	—	1,476	—	—	1,477
Issuance of common stock, net of fees of $261	4,000,000	4	—	—	8,911	—	—	8,915
Common stock issued and issuable in acquisition of eVergance	300,000	0	300,000	949	950	—	—	1,899
Stock options issued and issuable in acquisition of eVergance	—	—	—	—	877	—	—	877
Employee stock-based compensation	—	—	—	—	2,842	—	—	2,842
Non-employee stock based compensation	—	—	—	—	31	—	—	31
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(482)	—	(482)
Net loss	—	—	—	—	—	—	(8,021)	(8,021)

Total comprehensive loss	—	—	—	—	—	—	—	(8,503)

Balances at December 31, 2007	40,910,481	41	300,000	949	4,317,582	(311)	(4,313,855)	4,406

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except share data)

	Common Stock		Common Stock Subscription		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Issuance of common stock upon exercise of stock options	2,310	—	—	—	—	—	—	—
Common stock issued and issuable in acquisition of eVergance	300,000	—	(300,000)	(949)	949	—	—	—
Employee stock-based compensation	—	—	—	—	2,208	—	—	2,208
Non-employee stock based compensation	—	—	—	—	4	—	—	4
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(373)	—	(373)
Net loss	—	—	—	—	—	—	(3,655)	(3,655)

Total comprehensive loss	—	—	—	—	—	—	—	(4,028)

Balances at December 31, 2008	41,212,791	$41	—	$—	$4,320,743	$(684)	$(4,317,510)	$2,590

See accompanying notes to the consolidated financial statements.

KANA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(3,655)	$(8,021)	$(2,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,275	1,015	1,453
Loss on disposal of property and equipment	—	9	46
Amortization of acquired intangible assets	500	288	133
Employee and non-employee stock-based compensation	2,212	2,873	3,427
Provision for doubtful accounts	814	49	6
Restructuring costs	302	327	703
Registration rights penalty	—	—	1,198
Other non-cash charges	118	201	47
Change in fair value of warrant liability	—	—	774
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,701	(479)	(2,350)
Prepaid expenses and other assets	600	1,940	1,134
Accounts payable and accrued liabilities	188	(2,219)	(4,036)
Accrued restructuring	(1,610)	(3,741)	(2,492)
Deferred revenue	(2,863)	(675)	722

Net cash used in operating activities	(418)	(8,433)	(1,661)

Cash flows from investing activities:
Purchases of property and equipment	(1,169)	(1,951)	(860)
Acquisition, net of cash acquired	85	(918)	—
Restricted cash	20	74	—

Net cash used in investing activities	(1,064)	(2,795)	(860)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	6,885	639	(7,400)
Borrowings on notes payable	160	361	819
Repayments on notes payable	(2,425)	(1,454)	(250)
Restricted cash	—	—	5,900
Net proceeds from issuances of common stock and warrants	—	10,392	2,945

Net cash provided by financing activities	4,620	9,938	2,014

Effect of exchange rate changes on cash and cash equivalents	(456)	(123)	10

Net increase (decrease) in cash and cash equivalents	2,682	(1,413)	(497)
Cash and cash equivalents at beginning of period	4,306	5,719	6,216

Cash and cash equivalents at end of period	$6,988	$4,306	$5,719

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$236	$703	$376

Cash paid during the year for income taxes	$118	$236	$713

Noncash activities:
Issuance of common stock and stock options in connection with the acquisition of eVergance	$—	$2,776	$—

Non-cash issuance of debt in acquisition of eVergance	$—	$2,358	$—

Debt assumed in acquisition of eVergance	$—	$538	$—

Reclassification of warrant liability	$—	$—	$1,864

Conversion of line of credit to notes payable	$2,062	$—	$—

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

Basis of Presentation

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2008, the Company had an accumulated deficit of $4.3 billion and has experienced recurring losses. Historically, the Company has financed its operations through a combination of debt financings, proceeds from common stock offerings, and sale of its products. The Company expects to finance future cash needs primarily through sale of its products and from proceeds from equity or debt financings; however, it cannot be assured that such financings will be available on acceptable terms, or at all. The Company continues to take steps to lower the expenses related to cost of revenues, sales and marketing, research and development, and general and administrative areas of the Company.

Since 1997 the Company has incurred substantial costs to develop its products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services, and administration departments. As a result, the Company has incurred substantial losses since inception. On December 31, 2008, the Company had cash and cash equivalents of $7.0 million and borrowings outstanding under a line of credit of $6.0 million due in February 2010 and borrowings outstanding under notes payable of $1.8 million due in 2009. As of December 31, 2008, the Company had an accumulated deficit of $4.3 billion, negative working capital of $13.8 million and stockholders’ equity of $2.6 million. Losses from operations were $3.2 million and $7.1 million for 2008 and 2007, respectively. Net cash used for operating activities was $418,000 and $8.4 million in 2008 and 2007, respectively. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

During the third quarter of 2008, the Company reduced headcount by 14 employees to reduce expenses. Additionally, during the second quarter of 2009, the Company reduced headcount by 25 employees to better align its cost structure with its revenues. The Company is continuing to find ways to lower costs without materially changing support for their customers. The Company’s management believes that based on its current plans, the Company will require additional financing to fund the Company’s working capital and capital expenditure requirements through December 31, 2009. However, if the Company experiences lower than anticipated demand for its products, it will need to further reduce costs, issue equity securities or borrow money to meet its cash requirements. Any such equity issuances could be dilutive to the Company’s stockholders, and any financing transactions may be on unfavorable terms.

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

Reclassification

Certain reclassifications have been made to the 2007 presentation to conform to the 2008 presentation, none of which had an effect on net loss, total assets, or total stockholders’ equity. Also, the consolidated statement of operations footnote for stock-based compensation includes both employee and non-employee stock-based compensation for all years presented. The consolidated statement of operations footnote had previously disclosed only employee stock-based compensation.

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

Services revenues include revenues for consulting services, customer support and training, and managed services. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, the Company recognizes the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by AICPA SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). The Company’s consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue. Managed services revenue is recognized in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition, corrected copy” (“SAB 104”). Revenues from managed services are recognized ratably over the term of the arrangement, while application fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals.

Vendor-specific objective evidence for consulting and training services are based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for support services is based on the price charged when an element is sold separately or the stated contractual renewal rates.

Accounts Receivable and the Allowance for Doubtful Accounts

Accounts receivable are stated at cost, net of allowances for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and records allowances when collection becomes doubtful. Allowance charges are recorded as operating expenses. These estimates are based on assessing the credit worthiness of our customers based on multiple sources of information and analysis of such factors as our historical collection experience and industry and geographic concentrations of credit risk.

The accounts receivable aging is reviewed on a regular basis and write-offs are recorded on a case by case basis net of any amounts that may be collected.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. The Company classifies its marketable securities as “available for sale.” These items are carried at fair value, based on the quoted market prices, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). To date, unrealized and realized gains or losses have not been material. The cost of securities sold is based on the specific identification method. There were no marketable securities at December 31, 2008 and 2007.

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

Certain Risks and Concentrations

Financial instruments subjecting the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and trade accounts receivable. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. Deposits in these institutions are generally in excess of federally insured amounts or similar amounts in foreign jurisdictions.

The Company’s customers are primarily concentrated in the United States and Europe. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition, and generally requires no collateral to support its accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information and, to date, such losses have been within management’s expectations. As of December 31, 2008, one customer represented 12% of accounts receivable. As of December 31, 2007, one customer represented 15% of accounts receivable.

During the years ended December 31, 2008, 2007 and 2006, no customer represented more than 10% of total revenues.

Restricted Cash

The Company maintained $751,000 and $771,000 in long-term restricted cash as of December 31, 2008 and 2007, respectively, primarily for the Company’s leased facilities.

Impairment of Long-Lived Assets

The Company periodically assesses potential impairment of its long-lived assets with estimable useful lives which include property and equipment and acquired intangible assets, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset. The Company recognized impairment charges for certain internal-use software in 2008 as detailed below under Capitalized Software Development Costs—Internal-Use. The Company did not recognize any impairment charges in 2007.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in business combinations. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below its carrying value.

The Company tests goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently if events merit. The Company performs this test in accordance with SFAS No. 142,

“Goodwill and Other Intangible Assets” (“SFAS 142”). The Company has determined that it has only one reporting segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. First, the Company determines if the carrying amount of the Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If the Company determines that such impairment could have occurred, it would compare the “implied fair value” of the goodwill as defined by SFAS 142 to its carrying amount to determine the impairment loss, if any. No impairment of goodwill was identified in 2008, 2007 or 2006.

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

In the quarter ended September 30, 2008, the Company expensed approximately $263,000 of capitalized costs related to an internal use software project that was abandoned. The Company has recorded this expense in restructuring costs in the accompanying statement of operations (see Note 9). Additionally, in the quarter ended December 31, 2008, the Company ceased using $561,000 of other internal use software that had been fully amortized prior to 2008.

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

Restructuring Activities

During 2001, the Company had recorded a facilities consolidation charge for its estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and are revised if estimated future vacancy rates and sublease rates vary from the Company’s original estimates. To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at December 31, 2008. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than the Company’s accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on the Company’s statement of operations in a future period.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

Employee stock-based compensation expense recognized under SFAS 123(R) in the consolidated statements of operations was $2.2 million, $2.8 million and $2.8 million of the years ended December 31, 2008, 2007 and 2006. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Employee stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No 123, “Accounting for Stock Based Compensation (“SFAS 123”).” The Company’s stock-based compensation expense also includes compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Since stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For stock options granted to non-employees the Company recognizes compensation expense in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic fair value adjustments as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).

In 2005 and 2006, the Company extended the vesting period of approximately 1,000,000 stock options held by four terminated employees who had agreements to provide consulting services. In October 2006, the Company extended the exercise period of approximately 211,000 vested stock options of a former employee as the result of a termination agreement. During the year ended December 31, 2006, the Company granted 57,500 stock options to four non-employees who had agreements to provide consulting services. As a result of these stock option modifications to former employees and the stock option grants to consultants, the Company recorded non-employee stock-based compensation expenses of $4,000, $31,000 and $632,000 for the years ended December 31, 2008, 2007 and 2006, respectively, allocated as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Sales and marketing expense	$—	$15	$119
Research and development expense	—	—	44
General and administrative expense	4	16	469

	$4	$31	$632

The 2006 stock option grants to consultants were valued using the Black-Scholes option pricing model with assumptions similar to those utilized for employee options as discussed in Note 7.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $379,000, $369,000, and $275,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Net Loss per Share

Basic net loss per share is computed using the weighted average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method. Outstanding warrants and stock options of approximately 10,341,000, 12,402,000, and 11,347,000 at December 31, 2008, 2007, and 2006, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented.

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

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-3 (“FSP FAS 157-3”), “Determining the Fair Value of a Financial Asset in a Market That is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance for companies that have adopted SFAS No. 157 “Fair Value Measurements.” The adoption of FSP FAS 157-3 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2008, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact that the adoption of EITF 07-5 will have on its consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), to partially defer SFAS No. 157. FSP FAS 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of FSP FAS 157-2 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2009. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R will have an impact on its accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

Note 2. Business Combinations

On May 4, 2007, the Company executed a definitive agreement with the members of eVergance Partners LLC (“eVergance”) to acquire all of their membership interests. On June 14, 2007 (the “Closing Date”), the Company agreed to issue to the former members of eVergance an aggregate of 600,000 shares of its common stock (the “Stock”) and an aggregate of 400,000 non-equity plan options to purchase shares of its common stock (the “Options”). Twenty-five percent of the Stock was issued as of the Closing Date and an additional twenty-five percent was issued on each of three, seven and nine months after the Closing Date. The fair value of Stock was determined using a value of $3.17, which was the average closing price of the Company’s common stock two days before and after the announcement date of May 7, 2007, less a 10% discount to reflect that unregistered stock was issued and issuable. The unissued stock was accounted for as common stock subscription in the consolidated balance sheet. Twenty-five percent of the Options were exercisable as of the Closing Date and it was agreed that an additional twenty-five percent would be exercisable three, six and nine months after the Closing Date. The Options have an exercise price per share equal to the closing sale price of the Company’s common stock on June 13, 2007, which was $3.07 as quoted on the Over the Counter Bulletin Board (“OTCBB”). The fair value of the options was determined using the Black-Scholes option pricing model, using assumptions of a risk-free interest rate of 4.76%, expected volatility of 53%, the ten year contractual term, and no expected dividends. The fair value of the common stock underlying the options was discounted as discussed above. The options granted have been excluded from the summaries of options outstanding in Note 7 and had a fair value of $2.19 per share upon grant. In addition, the Company paid cash of $762,000 and issued promissory notes having a total principal amount of $2.5 million to the eVergance members. The aggregate consideration for the transaction was as follows (in thousands):

Cash consideration	$762
Present value of notes payable to members of eVergance	2,358
Fair value of common stock issued and issuable	1,899
Fair value of options issued and issuable	877
Direct acquisition costs	156

Total consideration	$6,052

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

eVergance is a management consulting and systems integration firm offering end-to-end consulting services for customer relationship management optimization, knowledge management, and web self-service deployments. Through this acquisition, the Company will significantly expand its professional services portfolio to meet growing demand for consulting and implementation services. Under the terms of the definitive agreement related to the acquisition, the purchase consideration consisted of cash, stock and options issued.

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

The following is a summary of the initial allocation of the purchase price (in thousands):

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

Subsequent to the initial allocation of the purchase price above, in the quarter ended June 30, 2008, goodwill was reduced by $85,000 due to the collection of an account receivable that was written off prior to the acquisition of eVergance.

The consolidated financial statements include the operating results of eVergance from the date of acquisition. Pro forma results of operations for the eVergance acquisition have not been presented because the effect of the acquisition was not material to the Company’s financial results.

Note 3. Financial Statement Detail

Cash and cash equivalents are carried at cost, which approximates fair value and consisted of the following (in thousands):

	December 31,
	2008	2007
Cash	$2,899	$3,304
Money market funds	4,089	1,002

	$6,988	$4,306

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2008	2007
Prepaid royalties	$469	$510
Other prepaid expenses	1,561	1,881

	$2,030	$2,391

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2008	2007
Computer equipment and software	$9,726	$12,660
Furniture and fixtures	669	843
Leasehold improvements	3,147	3,420
Internal-use software	—	824

	13,542	17,747
Less accumulated depreciation and amortization	(11,619)	(15,455)

	$1,923	$2,292

Amortization of internal-use software was $0, $37,000, and $112,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Other assets consisted of the following (in thousands):

	December 31,
	2008	2007
Deposits	$293	$233
Prepaid royalties	135	434

	$428	$667

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Accrued payroll and related expenses	$2,460	$2,667
Accrued royalties	958	1,034
Other accrued liabilities	1,666	1,785

	$5,084	$5,486

Interest and other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Interest income	$27	$87	$172
Interest expense	(369)	(858)	(207)
Change in warrant liability	—	—	(774)
Other	(69)	32	71

	$(411)	$(739)	$(738)

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

The Company performs its annual impairment test on June 30 and concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. No events have occurred since June 30, 2008 that would require an interim impairment analysis of goodwill. The Company’s identifiable intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible may not be recoverable. At December 31, 2008, the Company determined that goodwill was not impaired.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is five years. The Company reported amortization expense on purchased intangible assets of $500,000, $288,000, and $133,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Expected amortization expense is $500,000 in 2009, $500,000 in 2010, $500,000 in 2011, and $226,000 in 2012.

The components of goodwill and other intangibles are as follows (in thousands):

	December, 31
	2008	2007
Goodwill	$12,415	$12,500

Intangibles:
Customer relationships	$2,650	$2,650
Purchased technology	14,650	14,650
Less: accumulated amortization	(15,574)	(15,074)

Intangibles, net	$1,726	$2,226

Note 5. Line of Credit and Notes Payable

(a) Line of Credit

On November 30, 2005, the Company established a banking relationship with Bridge Bank N.A. (“Bridge”) entering into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company had access to a loan facility of $7.0 million. The Company has since amended the agreement with Bridge, most recently on March 28, 2008, when the Company entered into a Second Amended and Restated Loan and Security Agreement with Bridge under which the Company has access to a loan facility of $10.0 million (“March Loan Facility”). The March Loan Facility is a formula-based revolving line of credit based on

80% of eligible receivables subject to a sublimit of $2.5 million is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under the line of credit were converted into a term loan as of March 26, 2008 in the amount of $1.6 million, which is payable in 33 monthly installments of principal plus interest. An additional $500,000 borrowed under the additional equipment financing provision was converted into a 36 month term loan on September 30, 2008. The total combined borrowing under the March Loan Facility and sublimits cannot exceed $10.0 million. The March Loan Facility is collateralized by all of the Company’s assets and expires February 27, 2010 at which time the entire balance under the formula-based line of credit will be due. Interest for the formula based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25%, which was 4.50% as of December 31, 2008. The March Loan Facility contains certain restrictive covenants including, but not limited to, certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If the Company is not in compliance with the covenants of the March Loan Facility, Bridge has the right to declare an event of default and all of the outstanding balances owed under the March Loan Facility would become immediately due and payable. On March 17, 2009, the Company entered into a Loan and Security Modification Agreement to the March Loan Facility that provided a one-time waiver of these financial covenants for the quarter ended December 31, 2008. On May 13, 2009, the Company obtained a non-binding financing proposal from Bridge for a modification of the March Loan Facility that would provide a one-time waiver of these financial covenants for the quarter ended March 31, 2009 and the month ended April 30, 2009. The proposal sets the total loan facility amount to $6.0 million and extends the maturity date to June 30, 2010. As a requirement of the May 13, 2009 proposal from Bridge, availability under the existing revolving line of credit will be used to prepay all amounts currently outstanding under the existing term loans for equipment. Additionally, modifications would be made to the existing restrictive covenants and added certain covenants related to raising additional capital. This proposal is not binding, and is subject to further negotiation, to approval by the lenders’ loan committee, and execution of definitive loan documents. Accordingly, the Company can give no assurances as to whether it will enter into any such loan documents, or as to their terms. In addition, the Company’s existing credit facilities prohibit the payment of cash or stock dividends on its capital stock without the lender’s prior written consent.

As of December 31, 2008, the Company had $1.1 million outstanding under the March Loan Facility equipment loan. This amount is repayable in 25 remaining monthly installments of principal and interest. The Company had $459,000 outstanding under the additional equipment financing facility. This amount is repayable in 33 remaining monthly installments of principal and interest. These loans are included with other non-bank debt under the heading of notes payable in the consolidated balance sheet. These loans are included in current liabilities based on the terms of the May 13, 2009 proposal that waived out of compliance conditions of certain covenants and requires the Company to prepay the term loans from availability under the existing line of credit. The Company has also drawn $6.0 million against the formula based revolving line of credit. The available balance of the March Loan Facility was also lowered by $116,000 to secure a letter of credit related to a building lease, leaving an available balance of $2.3 million as of December 31, 2008.

(b) Notes Payable

As of December 31, 2008, there was $1.8 million classified as current portion of notes payable and $13,000 classified as long-term. The notes payable consist of four obligations: (1) An equipment loan from Bridge with interest at prime plus 1.25% (as discussed above); (2) A promissory note for the financing of software license and support purchased and has a fixed interest rate of 3.15%, payable in five remaining monthly installments of principal and interest; (3) A capital lease obligation, assumed from eVergance, for office furniture and equipment, which had a 5 year term, of which 18 months were remaining as of December 31, 2008, and an annual interest rate of 8.58%; (4) A short-term financing of Directors and Officers insurance and has a fixed interest rate of 9.87%, payable in 9 remaining monthly installments of principal and interest.

		Payments Due By Period (in thousands)
Note Description	Interest Rate	Total Due	Due in 2009	Due in 2010
Note - financing of equipment	Prime plus 1.25%	$1,595	$1,595	$—
Note - financing of software	3.15%	72	72	—
Note - financing of eVergance equipment	8.58%	38	25	13
Note - financing of insurance	9.87%	129	129	—

Total		$1,834	$1,821	$13

Note 6. Commitments and Contingencies

(a) Lease Obligations

The Company leases its facilities under non-cancelable operating leases with various expiration dates through January 2011. In connection with its existing leases, the Company entered into letters of credit totaling $864,000 expiring in 2010 and 2011. The Company’s letters of credit can be supported by either restricted cash or the Company’s line of credit.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,	Non-cancelable Operating Leases(1)	Less Sublease Income(2)	Net
2009	$2,619	$448	$2,171
2010	1,050	467	583
2011	53	39	14

	$3,722	$954	$2,768

(1)	Includes leases for properties included in the restructuring liability.
(2)	Includes subleases that are under contracts as of December 31, 2008.

Rent expense for properties in use, net of sublease payments, was approximately $1.7 million, $1.6 million, and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(b) Other Contractual Obligations

At December 31, 2008, the Company had other future contractual obligations requiring payments of $1.0 million, $1.6 million, $1.6 million, $1.7 million and $0.9 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 respectively, with no required payments thereafter. These contractual obligations represent payments on a legal settlement, minimum payments to vendors for future royalty fees and consulting services.

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

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as the Company and certain current and former officers of the Company were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the case of the Company, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by the Company. Although the Company believed that the plaintiffs’ claims had no merit, the Company had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a September 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied on March 8, 2008. Plaintiffs, the issuer defendants (including the Company) and underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have entered into a settlement agreement. As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. The proposed settlement was submitted to the District Court for preliminary approval on April 2, 2009, but there can be no guarantee that it will be finalized or receive approval from the District Court. The Company believes that it has meritorious defenses to these claims. If the proposed settlement is not approved and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

In October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This matter was dismissed with prejudice on March 12, 2009, and plaintiff filed a notice of appeal on March 31, 2009.

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

(d) Indemnification

Many of the Company’s software license agreements require the Company to indemnify its customers from any claim or finding of intellectual property infringement. The Company periodically receives notices from customers regarding patent license inquiries they have received which may or may not implicate the Company’s indemnity obligations. Any litigation, brought by others, or the Company could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which the Company is accused of infringement might cause product shipment delays, require the Company to develop alternative technology or require the Company to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement was made against the Company and the Company could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, its business could be significantly harmed. Such indemnification provisions are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). In prior periods, the Company has incurred minimal costs related to such claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. The Company did however record a settlement charge resulting from a settlement of an infringement claim on the Company’s consolidated statement of operations for the year ended December 31, 2006, which was not considered material. There were no outstanding claims at December 31, 2008.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

(e) Warranties

The Company generally provides a warranty for its software products and services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. Such warranties are accounted for in accordance with SFAS 5. The Company has not provided for a warranty accrual as of December 31, 2008 or 2007 because, to date, the Company’s product warranty expense has not been significant. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Stockholders’ Equity (Deficit)

(a) Issuance of Common Stock and Warrants

On November 21, 2007, the Company completed a direct offering of 4,000,000 shares of registered common stock, par value $0.001, at an initial price of $2.45 per share for gross proceeds of $9.8 million. The Company received approximately $8.9 million in net proceeds after deducting the placement agent’s fees and offering expenses. The Company used a portion of the net proceeds from this financing to repay $6.8 million of borrowings under its loan agreement with Bridge and used the remaining portion for general corporate purposes. All of the shares of common stock were offered and sold by the Company pursuant to an effective registration statement on Form S-3 (File No. 333-145742) filed with the SEC in November 2007.

On June 14, 2007 (the “Closing Date”), the Company agreed to issue to the former members of eVergance an aggregate of 600,000 shares of its common stock (the “Stock”) and an aggregate of 400,000 non-equity plan options to purchase shares of our common stock (the “Options”). Twenty-five percent of the Stock was issued as of the Closing Date and it was agreed that an additional twenty-five percent would be issued three, seven and nine months after the Closing Date. The fair value of the Stock was determined using a value of $3.17, which was the average closing price of the Company’s common stock two days before and after the announcement date of May 7, 2007, less a 10% discount to reflect that unregistered stock was issued and issuable. The unissued stock was accounted for as common stock subscription in the consolidated balance sheet. Twenty-five percent of the Options were exercisable as of the Closing Date and it was agreed that an additional twenty-five percent would be exercisable three, six and nine months after the Closing Date. The Options have an exercise price per share equal to the closing sale price of the Company’s common stock on June 13, 2007, which was $3.07 as quoted on the Over the Counter Bulletin Board (OTCBB). The fair value of the options was determined using the Black-Scholes option pricing model, using assumptions of a risk-free interest rate of 4.76%, expected volatility of 53%, the ten year contractual term, and no expected dividends. The fair value of the common stock underlying the Options was discounted as discussed above. See Note 2 for more information on this acquisition.

In December 2007, the Company registered the Stock and shares of common stock underlying the Options issued in connection with the acquisition of all membership interests of eVergance on a Form S-3 Registration Statement filed with the SEC.

In June and September 2005, the Company completed a private placement of unregistered securities for the issuance of common stock and warrants. In May 2006, the Company amended the Registration Agreement related to the June and September 2005 private placements (collectively referred to as the “Private Placements”) to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the investors to September 30, 2006 from January 27, 2006 and change the penalty for failure to register the underlying shares of common stock from a cash penalty to a share-based payment, in exchange for the issuance of 593,854 shares of common stock to the investors. The shares were valued at approximately $1.0 million based on the fair market value of the Company’s common stock on the date of the amendment less a 10% discount to reflect that unregistered stock was issued. Registration rights penalties of $337,000 and $695,000 were recorded as non-operating expenses during the first and second quarters of 2006, respectively. The September 30, 2006 registration deadline was not met and an additional 59,383 shares of common stock was issued to the investors. The shares were valued at approximately $166,000 based on the fair market value of the Company’s common stock on September 30, 2006 less a 10% discount to reflect that unregistered stock was issued. This amount was recorded as a non-operating expense during the third quarter of 2006.

On November 9, 2006, the Company completed the registration of the shares of common stock and shares of common stock underlying the warrants issued to the investors.

In December 2003, the Company issued to a customer a warrant to purchase 230,000 shares of common stock at $5.00 per share. The warrant was fully exercisable upon issuance and expired in December 2008.

As of December 31, 2008, the Company had the following warrants outstanding and exercisable:

	Number of warrants	Warrant exercise price
June 2005 warrants expiring in September 2010	815,769	$2.45
September 2005 warrants expiring in September 2010	945,687	$1.97
October 2005 warrants expiring in October 2010	153,130	$1.97

	1,914,586

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

The following table summarizes activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2005	8,673,108	$8.03
Options cancelled and retired	(2,212,863)	10.30
Options exercised	(1,395,263)	2.11		$1,472,165
Options granted	4,136,939	2.99

Balances, December 31, 2006	9,201,921	6.12
Options cancelled and retired	(1,750,437)	4.18
Options exercised	(638,198)	2.31		$531,343
Options granted	3,044,500	3.12

Balances, December 31, 2007	9,857,786	5.78
Options cancelled and retired	(2,863,315)	6.52
Options exercised	(2,310)	0.10		$2,779
Options granted	1,034,000	1.40

Balances, December 31, 2008	8,026,161	$4.96	6.8	$4,894

Options vested and exerciseable and expected to be vested and exerciseable at December 31, 2008	6,911,560	$5.19	6.6	$4,672
Options vested and exerciseable at December 31, 2008	5,398,403	$5.18	6.1	$4,199

At December 31, 2008, the Company had 15,906,352 options available for grant under its option plans.

At December 31, 2008, the Company had $2.6 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 2.2 years. This amount excludes unrecognized stock-based compensation expense that relates to non-employee stock options.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2008:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.10 – 1.59	1,238,839	7.6	$1.39	583,147	$1.49
1.63 – 2.81	1,000,461	4.9	1.94	801,056	1.88
2.95 – 2.95	3,070,772	7.3	2.95	2,374,850	2.95
3.00 – 3.13	1,314,063	8.0	3.09	579,701	3.10
3.22 – 12.4	1,161,711	5.9	4.41	854,019	4.80
14.41 – 566.25	239,315	1.9	71.63	204,630	58.34
735.00 – 735.00	1,000	0.9	735.00	1,000	735.00

Total	8,026,161	6.8	$4.96	5,398,403	$5.18

Employee stock-based compensation recognized in 2008, 2007 and 2006 uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Stock Options
	2008	2007	2006
Risk-free interest rate	2.68%	4.66%	4.71%
Expected volatility	53%	51%	59%
Expected life (in years)	5	5	5
Dividend yield	0%	0%	0%

Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve.

The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure in addition to mean reversion.

The forfeiture rate of employee stock options for 2008, 2007 and 2006 was calculated using the Company’s historical terminations data.

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

The weighted-average fair value of options granted in 2008, 2007 and 2006 was $0.64, $1.51 and $1.62 per share, respectively.

No options were granted with an exercise price below the fair market value during fiscal years 2008, 2007 and 2006.

Note 8. Warrant Liability

The warrants issued to the investors in June, September and October 2005 (collectively referred to as the “Warrants”) had cash penalties for the failure to register the underlying shares of common stock. Pursuant to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company recorded the Warrants as liabilities at their fair value using the Black-Scholes option pricing model with changes in value reported to other income or expense each period. For the years ended December 31, 2008 and 2007, there was no income or expense recorded, and for the year ended December 31, 2006 there was $774,000 recorded to other expense for the change in fair value of the Warrants.

The Warrants required physical settlement but allowed for net-share settlement if the underlying shares of common stock were not registered. A maximum of 1,914,586 shares of common stock could be issued to settle the Warrants under a net-share settlement.

As noted above in Note 7, in May 2006, the Company amended the Registration Agreement related to the Private Placements to extend the registration deadline of the shares of common stock and underlying shares of common stock of the warrants issued to the investors. The Company amended the penalty for failure to register the underlying shares of common stock from cash to share-based payments, with a maximum limit of 59,383 penalty shares issued. Pursuant to EITF 00-19, with the elimination of these cash penalties and a maximum limit on penalty shares, the fair value of the Warrants on the date of this amendment was reclassified to equity from liability, and gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability were not reversed.

Note 9. Restructuring Costs

As of December 31, 2008, the Company has $1.2 million in recorded restructuring liabilities related to excess leased facilities exited in 2001. The restructuring reserve was recorded pursuant to the provisions of EITF 94-3 and continues to be evaluated pursuant to the requirements thereof.

In December 2006, the Company determined that it may not be able to sublease a leased facility in Princeton, New Jersey, and changed its assumption of subleasing this excess space. The Company recorded a restructuring charge of $739,000 in the year ended December 31, 2006 mainly related to this change in estimate of sublease assumption that was not subject to any contractual arrangement. In 2006, there was also a restructuring recovery of $36,000 due to the change in estimates of termination of certain employees.

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

In July 2008, the Company implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to this reduction in work force was approximately $737,000 and the expense related to ceasing use of two of our offices was approximately $64,000. Additionally, the Company expensed approximately $263,000 of capitalized costs related to an internal use software project that was abandoned.

Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Future cash outlays are anticipated through January 2011 unless the Company negotiates to exit the leases at an earlier date. Sublease payments received were approximately $478,000, $2.0 million and $1.7 million in the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of restructuring expenses, payments, and liabilities for the years ended December 31, 2006, 2007 and 2008 is as follows (in thousands):

	Facilities	Severance and Related	Internal Use Software	Total
Restructuring accrual at December 31, 2005	$7,270	$282	$—	$7,552
Restructuring charge (recoveries)	739	(36)	—	703
Payments made	(3,557)	(246)	—	(3,803)
Sublease payments received	1,650	—	—	1,650

Restructuring accrual at December 31, 2006	6,102	—	—	6,102
Restructuring charge (recoveries)	327	240	—	567
Payments made	(5,645)	(240)	—	(5,885)
Sublease payments received	1,968	—	—	1,968

Restructuring accrual at December 31, 2007	2,752	—	—	2,752
Restructuring charge (recoveries)	(418)	737	263	582
Payments made	(1,632)	(737)	—	(2,369)
Non-cash adjustment	—	—	(263)	(263)
Sublease payments received	478	—	—	478

Restructuring accrual at December 31, 2008	$1,180	$—	$—	$1,180

Note 10. Retirement Plan

The Company has a 401(k) retirement plan, which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified amount. The Company, at its discretion, may make additional matching contributions on behalf of the participants of the retirement plan. The Company made no contributions for the years ended December 31, 2008, 2007 and 2006.

eVergance has a 401(k) retirement plan whereby the Company may voluntarily match employee contributions at 100% up to 4% of eligible salary. Since the acquisition date of June 14, 2007, the Company made contributions in the amount of $119,000 in 2008 and $52,000 in 2007.

Note 11. Income Taxes

In June 2006, the FASB issued FIN 48. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities on the consolidated balance sheets, is as follows (in thousands):

Balance at January 1, 2007	$145
Additions based on tax positions related to the current year	32
Additions for positions of prior years	—
Reductions for tax positions of prior years	(32)
Settlements	—

Balance at December 31, 2007	$145

Balance at January 1, 2008	$145
Additions based on tax positions related to the current year	26
Additions for positions of prior years	—
Reductions for tax positions of prior years	(51)
Settlements	—

Balance at December 31, 2008	$120

The Company recognizes interest accrued related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2008, 2007, and 2006, the Company recognized approximately $(300), $16,000, and ($5,000) in interest and penalties, respectively. The Company accrued approximately $13,000 and $44,000 for the payment of interest and penalties accrued at December 31, 2008 and 2007, respectively.

The Company is subject to taxation in the United States, and various state and foreign jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 1994 through December 31, 2008 and California tax authorities for the years ended December 31, 2000 through December 31, 2008 due to carryforward of unutilized net operating losses. The tax years 2004-2008 remain open to examination by most foreign taxing jurisdiction to which the Company is subject. The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2009.

The components of loss before income taxes are as follows (in thousands):

	December 31,
	2008	2007	2006
United States	$(4,023)	$(7,862)	$(2,609)
International	373	8	402

Total	$(3,650)	$(7,854)	$(2,207)

The income tax expense differs from the amount computed by applying the statutory federal rate as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal tax benefit at statutory rate	$(1,241)	$(2,670)	$(750)
Current year net operating losses and temporary differences, no tax benefit recognized	569	2,136	(200)
Stock-based compensation	463	493	253
Nondeductible warrant expense	—	—	670
Other permanent differences	209	41	27
Foreign taxes	87	167	219
U.S. taxes	(82)	—	—

Total income tax expense	$5	$167	$219

In 2008, 2007 and 2006, certain foreign subsidiaries were profitable, based upon application of the Company’s intercompany transfer pricing agreements, which resulted in income tax expense totaling approximately $87,000, $167,000, and $219,000, respectively, in those foreign jurisdictions.

Deferred tax assets consist of the following (in thousands):

	Year Ended December 31,
	2008	2007
Deferred tax assets:
Accruals and reserves	$1,305	$1,582
Property and equipment	7,226	6,995
Credit carryforward	3,481	2,296
Stock based compensation	26,754	25,977
Other	678	613
Net operating loss	169,745	174,170

Gross deferred tax assets	209,189	211,633
Valuation allowance	(209,189)	(211,633)

Net deferred tax assets	$—	$—

The net change in the valuation allowance for the year ended December 31, 2008 was a decrease of approximately $2.4 million mostly due to the expiration of prior net operating losses. The net change in the valuation allowance for the year ended December 31, 2007 was an increase of approximately $2.4 million due to current year losses net of the effect of the expiration of tax carryforwards and other assets. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

A portion of deferred tax assets relating to net operating losses pertain to acquired net operating loss carryforwards of approximately $8.6 million. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to reduce goodwill or acquired intangibles, if remaining, rather than a reduction of income tax expense.

As of December 31, 2008, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $458 million and $127 million, respectively. The federal and state net operating loss carryforwards, if not offset against future taxable income, will expire by 2029. The Company also had foreign net operating loss carryforwards of approximately $8 million. The foreign losses expire at various dates and some can be carried forward indefinitely. The Company also had federal and state research credit carryforwards of approximately $2.2 million and $1.94 million, respectively. The federal credits will expire by 2029 and the state credits have no expiration.

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

The Company has deferred calculating U.S. income tax on certain foreign earnings that are deemed to be permanently reinvested overseas. Determination of the unrecognized deferred tax liability is not currently practicable and the amount is not expected to be material.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to the suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50% of taxpayer’s taxable income.

In addition, the Housing and Economic Recovery Act of 2008 (“Act”), signed into law in July 2008, allows taxpayers to claim refundable AMT or research and development credit carryovers if they forgo bonus depreciation on certain qualified fixed assets placed in service from the period between April and December 2008. The Company computed and recognized the credit based on fixed assets placed into service through the nine months ended December 31, 2008. The Company recorded a net tax benefit of $56,586 for a U.S. federal refundable credit as provided by the Act.

Note 12. Information About Geographic Areas

The Company considers itself to be in a single industry segment: specifically the licensing and support of its software applications. Revenue classification is based upon customer location. Geographic information on revenues for the years ended December 31, 2008, 2007, and 2006 is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
North America	$48,785	$45,449	$36,894
Europe	15,451	14,511	16,203
Asia Pacific	983	834	933

Total	$65,219	$60,794	$54,030

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, are as follows (in thousands):

	December, 31
	2008	2007
United States	$2,306	$2,854
International	45	105

Total	$2,351	$2,959

Note 13. Fair Value Measurement—Cash and Cash Equivalents

On January 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year by the issuance of FSP FAS 157-2.

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

Level 1—instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2—instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3—instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008 (in thousands):

	Balance as of December 31, 2008	Quoted Prices Active Markets of Identical Assets (Level 1)
Assets:
Money market funds	$4,089	$4,089

Liabilities:	$—	$—

As of December 31, 2008, the Company did not have any Level 2 or Level 3 assets or liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 in the first quarter of fiscal 2008 and did not elect the fair value option for any of its financial assets or liabilities.

Note 14. Related Party Transactions

On October 30, 2006, the Company entered into a consulting agreement (“the Consulting Agreement”) with William T. Clifford, a member of the Company’s Board of Directors. Mr. Clifford provided consulting services to the Company’s management as an independent contractor on matters pertaining to strategic planning and business (in addition to his role as a member of the Board of Directors) for a period of twelve months that commenced on January 24, 2006. During the year ended December 31, 2006, the Company recognized $59,900 of expense relating to this agreement. As of December 31, 2007, the Company had an accrued liability of $59,900 in consideration for his consulting services pursuant to the terms of the Consulting Agreement. This amount was paid during the year ended December 31, 2008.

Note 15. Subsequent Event

On May 13, 2009, the Company obtained a non-binding financing proposal from Bridge for a modification of the March Loan Facility that would provide a one-time waiver of certain financial covenants for the quarter ended March 31, 2009 and the month ended April 30, 2009. The proposal set the total loan facility amount to $6.0 million and extends the maturity date to June 30, 2010. As a requirement of the May 13, 2009 proposal from Bridge, availability under the existing revolving line of credit will be used to prepay all amounts currently outstanding under the existing term loans for equipment. Additionally, modifications would be made to the existing restrictive covenants and certain covenants related to raising additional capital would be added. This proposal is not binding, and is subject to further negotiation, to approval by the lenders’ loan committee, and execution of definitive loan documents.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

However, subsequent to December 31, 2008, we experienced a material weakness in our disclosure controls and procedures, as a result of delays in the completion of our financial statements for the year ended December 31, 2008 and the quarter ended March 31, 2009, and the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2008 our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, during the 2007 year-end close we identified and reported a material weakness in our internal control over our period-end financial reporting. This material weakness related to our ability to maintain effective controls over the period-end reporting process, including controls with respect to the review, supervision, and monitoring of accounting operations for both domestic and international operations.

During the year ended December 31, 2008 we completed the implementation of corrective actions that we felt were necessary to remediate the internal control deficiencies identified in the prior fiscal year. These actions included (a) certain personnel actions; (b) the implementation of more rigorous period-end financial reporting policies and processes involving journal-entry approval, supporting documentation, account reconciliations, accrual review; (c) implementation of system generated controls to eliminate manual controls; and (d) increased oversight of international reporting. Based on the testing of the effectiveness of such activities, we believe that we have corrected the material weakness noted during the 2007 audit relating to the period-end financial reporting process as of December 31, 2008. However, as stated above we determined that we had a material weakness in our disclosure controls and procedures relating to the timeliness of filing our 2008 Annual Report on Form 10-K.

Except for the changes described above, there have been no changes during the Company’s fiscal quarter ended December 31, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to this item may be found in the sections captioned “Executive Officers,” “Proposal One—Election of Class I Directors,” “Code of Ethics and Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders. This information is incorporated herein by reference.

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

Information with respect to this item may be found in the section captioned “Executive Compensation and Related Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to this item may be found in the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation and Related Information” and “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions and Director Independence” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information with respect to this item may be found in the section captioned “Principal Accountant Fees and Services” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Financial Statement Schedules:

Schedule	Title	Page
II	Valuation and Qualifying Accounts	89

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as amended October 12, 2001.	10-K	000-27163	3.05	3/28/03

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.03	Rights Agreement, dated as of January 26, 2006, by and between Kana Software, Inc. and U.S. Stock Transfer Corporation.	8-K	000-27163	4.02	1/31/06

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.03	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.05	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.02	11/14/06

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended, related forms of agreements.**±	S-8	333-38480	4.09	6/02/00

10.07	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**±	S-4/A	333-4896	4.09	11/09/00

10.08	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/09/97

10.09	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II.±	10-Q	000-27163	10.03	5/11/00

10.10	Amendment to Lease, dated February 9, 2007, between Bohannon Trusts Partnership II and Kana Software, Inc.					X

10.11	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.±	10-Q	000-27163	10.4	11/13/00

10.12	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

10.13	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

10.14	Warrant to Purchase Common Stock, dated December 10, 2003, between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.16	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.17	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.18	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.19	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.20	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.21	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.22	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.23	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.24	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.26	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.27	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.28	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

10.29	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.30	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/06/06

10.31	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

10.32	Offer Letter to Jay A. Jones, dated as of August 14, 2006.**	10-Q	000-27163	10.03	11/14/06

10.33	Employment Agreement, dated May 4, 2007, between Kana Software, Inc. and Mark A. Angel.**	10-Q	000-27163	10.02	8/14/07

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.34	Offer Letter to Michael J. Shannahan, dated as of February 28, 2008.**	10-K	000-27163	10.37	3/17/08

10.35	Offer Letter to Daniel A. Turano, dated July 18, 2006.**	10-K/A	000-27163	10.48	4/29/08

10.36	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.37	Second Amended and Restated Loan and Security Agreement, dated March 28, 2008, between Kana Software, Inc. and Bridge Bank, N.A.					X

10.38	Patent License and Settlement Agreement, dated March 23, 2007, between Kana Software, Inc. and Polaris IP, LLC.†	10-Q	000-27163	10.02	5/14/07

10.39	Second Amended and Restated Loan and Security Modification Agreement, dated July 14, 2008.					X

10.40	Loan and Security Modification Agreement, dated March 17, 2009.					X

21.01	List of subsidiaries of Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (included on page 90 of this Annual Report on Form 10-K).					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.
†	Confidential treatment has been requested with regard to portions of the exhibit. Such portions were filed separately with the Securities and Exchange Commission.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

KANA SOFTWARE, INC.

	Balance at Beginning of Year	Amounts recorded in Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2008	$204	$814	$(801)	$217
Year ended December 31, 2007	$155	$160	$(111)	$204
Year ended December 31, 2006	$149	$90	$(84)	$155

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, state of California, on May 15, 2009.

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

Date: May 15, 2009	By	/s/ MICHAEL S. FIELDS
Michael S. Fields
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2009	By	/s/ MICHAEL J. SHANNAHAN
Michael J. Shannahan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2009	By	/s/ JERRY R. BATT
Jerry R. Batt
Director

Date: May 15, 2009	By	/s/ STEPHANIE VINELLA
Stephanie Vinella
Director

Date: May 15, 2009	By	/s/ WILLIAM T. CLIFFORD
William T. Clifford
Director

Date: May 15, 2009	By	/s/ JOHN F. NEMELKA
John F. Nemelka
Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as amended October 12, 2001.	10-K	000-27163	3.05	3/28/03

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Rights Agreement, dated as of January 26, 2006, by and between Kana Software, Inc. and U.S. Stock Transfer Corporation.	8-K	000-27163	4.02	1/31/06

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.03	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.05	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.02	11/14/06

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended, related forms of agreements.**±	S-8	333-38480	4.09	6/02/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.07	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**±	S-4/A	333-4896	4.09	11/09/00

10.08	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/09/97

10.09	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II.±	10-Q	000-27163	10.03	5/11/00

10.10	Amendment to Lease, dated February 9, 2007, between Bohannon Trusts Partnership II and Kana Software, Inc.					X

10.11	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.±	10-Q	000-27163	10.4	11/13/00

10.12	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

10.13	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

10.14	Warrant to Purchase Common Stock, dated December 10, 2003, between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

10.15	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.16	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.17	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.18	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.20	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.21	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.22	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.23	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.24	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.25	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.26	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.27	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.28	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.30	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/06/06

10.31	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

10.32	Offer Letter to Jay A. Jones, dated as of August 14, 2006.**	10-Q	000-27163	10.03	11/14/06

10.33	Employment Agreement, dated May 4, 2007, between Kana Software, Inc. and Mark A. Angel.**	10-Q	000-27163	10.02	8/14/07

10.34	Offer Letter to Michael J. Shannahan, dated as of February 28, 2008.**	10-K	000-27163	10.37	3/17/08

10.35	Offer Letter to Daniel A. Turano, dated July 18, 2006.**	10-K/A	000-27163	10.48	4/29/08

10.36	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.37	Second Amended and Restated Loan and Security Agreement, dated March 28, 2008, between Kana Software, Inc. and Bridge Bank, N.A.					X

10.38	Patent License and Settlement Agreement, dated March 23, 2007, between Kana Software, Inc. and Polaris IP, LLC.†	10-Q	000-27163	10.02	5/14/07

10.39	Second Amended and Restated Loan and Security Modification Agreement, dated July 14, 2008.					X

10.40	Loan and Security Modification Agreement, dated March 17, 2009.					X

21.01	List of subsidiaries of Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24.01	Power of Attorney (included on page 90 of this Annual Report on Form 10-K).					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.
†	Confidential treatment has been requested with regard to portions of the exhibit. Such portions were filed separately with the Securities and Exchange Commission.