Form 10-Q
period 2009-03-31
KANA SOFTWARE INC
filed 2009-05-28
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

On April 30, 2009, 41,214,666 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

Kana Software, Inc.

Form 10-Q

Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,494	$6,988
Restricted cash	746	—
Accounts receivable, net of allowance of $134 and $217 at March 31, 2009 and December 31, 2008, respectively	6,355	7,556
Prepaid expenses and other current assets	1,780	2,030

Total current assets	11,375	16,574
Restricted cash, long-term	305	751
Property and equipment, net	1,674	1,923
Goodwill	12,415	12,415
Acquired intangible assets, net	1,601	1,726
Other assets	177	428

Total assets	$27,547	$33,817

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$2,753	$6,000
Notes payable	1,547	1,821
Accounts payable	3,719	3,618
Accrued liabilities	4,813	5,084
Accrued restructuring	793	946
Deferred revenue	13,668	12,946

Total current liabilities	27,293	30,415
Deferred revenue, long-term	47	86
Accrued restructuring, long-term	84	234
Notes payable, long-term	7	13
Other long-term liabilities	495	479

Total liabilities	27,926	31,227

Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,214,666 and 41,212,791 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	41	41
Additional paid-in capital	4,319,314	4,320,743
Accumulated other comprehensive loss	(714)	(684)
Accumulated deficit	(4,319,020)	(4,317,510)

Total stockholders’ equity (deficit)	(379)	2,590

Total liabilities and stockholders’ equity (deficit)	$27,547	$33,817

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Revenues:
License fees	$1,199	$5,723
Services	9,693	12,562

Total revenues	10,892	18,285

Costs and expenses (1):
Cost of license fees	188	412
Cost of services	4,478	5,418
Amortization of acquired intangible assets	125	125
Sales and marketing	3,002	6,244
Research and development	3,663	3,334
General and administrative	2,600	3,184
Restructuring recovery	—	(482)

Total costs and expenses	14,056	18,235

(Loss) income from operations	(3,164)	50
Interest and other income (expense), net	(86)	(103)

Loss before income tax expense	(3,250)	(53)
Income tax expense	(16)	(26)

Net loss	$(3,266)	$(79)

Basic and diluted net loss per share	$(0.08)	$(0.00)

Shares used in computing basic and diluted net loss per share	41,214	41,211

(1) Stock-based compensation included in the expense line items:

Cost of services	$83	$103
Sales and marketing	111	164
Research and development	63	77
General and administrative	177	217

See accompanying notes to unaudited condensed consolidated financial statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,266)	$(79)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	337	300
Amortization of acquired intangible assets	125	125
Stock-based compensation	434	561
Provision for doubtful accounts	—	16
Change in fair value of warrant liability	(6)	—
Restructuring recovery	—	(482)
Non-cash interest accretion	12	50
Changes in operating assets and liabilities:
Accounts receivable	1,069	2,001
Prepaid expenses and other assets	501	444
Accounts payable and accrued liabilities	(238)	305
Accrued restructuring	(303)	(406)
Deferred revenue	891	(767)

Net cash provided by (used in) operating activities	(444)	2,068

Cash flows from investing activities:
Purchases of property and equipment	(90)	(467)
Increase in restricted cash	(300)	—

Net cash used in investing activities	(390)	(467)

Cash flows from financing activities:
(Repayments) borrowings on line of credit, net	(3,247)	385
Repayments on notes payable	(280)	(634)

Net cash used in financing activities	(3,527)	(249)

Effect of exchange rate changes on cash and cash equivalents	(133)	27

Net increase (decrease) in cash and cash equivalents	(4,494)	1,379
Cash and cash equivalents at beginning of period	6,988	4,306

Cash and cash equivalents at end of period	$2,494	$5,685

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

Liquidity/Basis of Presentation

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2009, the Company had an accumulated deficit of $4.3 billion and has experienced recurring losses. Historically, the Company has financed its operations through a combination of debt financings, proceeds from common stock offerings, and sales of its products. The Company expects to finance future cash needs primarily through sales of its products and from proceeds from equity or debt financings; however, it cannot be assured that such financings will be available on acceptable terms, or at all. The Company continues to take steps to lower the expenses related to cost of revenues, sales and marketing, research and development, and general and administrative areas of the Company.

Since 1997 the Company has incurred substantial costs to develop its products and to recruit, train and compensate personnel for its engineering, sales, marketing, client services, and administration departments. As a result, the Company has incurred substantial losses since inception. On March 31, 2009, the Company had cash and cash equivalents of $2.5 million and borrowings outstanding under a line of credit of $2.8 million due in February 2010 and borrowings outstanding under notes payable of $1.5 million due in 2009. As of March 31, 2009, the Company had an accumulated deficit of $4.3 billion, negative working capital of $15.9 million, which includes $13.7 million of deferred revenue, and stockholders’ deficit of $379,000. Loss from operations was $3.2 million for the three months ended March 31, 2009. Net cash used for operating activities was $444,000 for the three months ended March 31, 2009. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

During the third quarter of 2008, the Company reduced headcount by 14 employees to reduce expenses. Additionally, during the second quarter of 2009, the Company reduced headcount by 25 employees to better align its cost structure with its revenues. The Company is continuing to find ways to lower costs without materially changing support for its customers. The Company’s management believes that based on its current plans, the Company will require additional financing to fund the Company’s working capital and capital expenditure requirements through March 31, 2010. However, if the Company experiences lower than anticipated demand for its products, it will need to further reduce costs, issue equity securities or borrow money to meet its cash requirements. Any such equity issuances could be dilutive to the Company’s stockholders, and any equity or debt financings may be on unfavorable terms, if at all.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by KANA and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA’s audited consolidated financial statements and notes included in KANA’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on May 15, 2009. The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, stock-based compensation, provision for doubtful accounts, fair value of acquired intangible assets and goodwill, useful lives of property and equipment, income taxes, restructuring costs, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates under different assumptions or conditions.

Stock-based Compensation

Employee stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), in the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 related to stock options was $434,000 and $564,000, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of SFAS 123(R), the Company’s loss before income taxes and net loss for each of the three month periods ended March 31, 2009 and 2008 was increased by $434,000 and $564,000, respectively. SFAS 123(R) increased basic and diluted net loss per share by $0.01 for each of the three months ended March 31, 2009 and 2008. SFAS 123(R) did not have an impact on cash flows from operations during each of the three month periods ended March 31, 2009 and 2008.

In addition, the Company granted stock options to non-employees who had agreements to provide consulting services. As a result of these stock option grants to consultants, the Company recorded no expense and a credit of $3,000 of non-employee stock-based compensation included in general and administrative expense for the three months ended March 31, 2009 and 2008, respectively.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

For the three month period ended March 31, 2009 and 2008, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 9,646,000 shares and approximately 12,656,000 shares, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact of the provisions of FSP FAS 107-1 and APB 28-1.

In June 2008, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, paragraph 11(a) scope exception. The adoption of EITF 07-5 resulted in a decrease of $1.9 million to additional paid-in capital and a decrease to accumulated deficit of $1.8 million and an increase to accrued liabilities of $102,000 on the Company’s condensed consolidated balance sheet. There was no material impact on the Company’s results of operations or cash flows and net loss per share. See further analysis at Note 10.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of FSP 157-2 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted SFAS 141R in the first quarter of 2009 and expects that SFAS 141R will have an impact on its accounting for future business combinations but the effect is dependent upon the acquisitions that are made in the future.

Note 2. Fair Value Measurement

On January 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application is effective for fiscal years beginning after November 15, 2008.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2009 (in thousands):

	Fair Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$117	$117	$—	$—

Liabilities:
Warrant liability (see Note 10)	$102	$—	$102	$—

Note 3. Goodwill and Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is five years. The Company reported amortization expense on purchased intangible assets of $125,000 for each of the three months ended March 31, 2009 and 2008, respectively. The components of goodwill and other intangible assets are as follows (in thousands):

	March 31, 2009	December, 31 2008
Goodwill	$12,415	$12,415

Intangibles:
Customer relationships	$2,650	$2,650
Purchased technology	14,650	14,650
Less: accumulated amortization	(15,699)	(15,574)

Intangibles, net	$1,601	$1,726

The estimated future amortization expense of purchased intangible assets as of March 31, 2009 is as follows (in thousands):

Remainder of year ending December 31, 2009	$375
Year ending December 31, 2010	500
Year ending December 31, 2011	500
Year ending December 31, 2012	226

Total	$1,601

Note 4. Stockholders’ Equity (Deficit)

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

The following table summarizes activities under all of the Company’s equity incentive plans, including the 1999 Stock Incentive Plan and equity incentive plans assumed by the Company pursuant to the acquisition of certain companies, for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2008	8,026,161	$4.96
Options cancelled and forfeited	(743,925)	3.10
Options exercised	(1,875)	0.10		$1,217
Options granted	51,500	0.74

Balances, March 31, 2009	7,331,861	5.12	7.22	$3,662
Options vested and exerciseable and expected to be vested and exerciseable at March 31, 2009	6,333,580	$5.36	7.07	$3,443
Options vested and exerciseable at March 31, 2009	5,043,197	$5.29	6.79	$2,984

At March 31, 2009, the Company had 16,594,726 options available for grant under its equity incentive plans, which expire during 2009. Any replacement plans will require shareholder approval.

At March 31, 2009, the Company had $2.1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 2.1 years. This amount excludes unrecognized stock-based compensation expense that relates to non-employee stock options, which cannot be estimated prior to the measurement date.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2009:

	Options Outstanding			Options Vested and Exerciseable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exerciseable	Weighted Average Exercise Price Per Share
$ 0.10 - 1.59	1,171,848	8.16	$1.35	543,498	$1.47
1.63 - 2.81	657,197	7.22	2.03	473,732	1.99
2.95 - 2.95	2,959,314	7.28	2.95	2,421,071	2.95
3.00 - 3.10	1,087,917	7.96	3.09	531,316	3.09
3.13 - 4.74	1,111,970	6.89	3.63	764,650	3.78
5.75 - 566.25	342,615	2.21	51.76	307,930	40.69
735.00 - 735.00	1,000	0.67	735.00	1,000	735.00

Total	7,331,861	7.22	$5.12	5,043,197	$5.29

Employee stock-based compensation is calculated using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.34%	2.56%
Expected volatility	69%	49%
Expected life (in years)	4	5
Dividend yield	0%	0%

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

The weighted-average fair value of options granted during the three months ended March 31, 2009 was $0.41 per share.

The forfeiture rate of employee stock options for 2009 was calculated using the Company’s historical terminations data.

Note 5. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three month periods ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(3,266)	$(79)
Foreign currency translation loss	(30)	(154)

Comprehensive loss	$(3,296)	$(233)

Note 6. Commitments and Contingencies

(a)	Litigation

On January 24, 2007, RightNow Technologies, Inc. (“RightNow”) filed a suit in the Eighteenth Judicial District Court of Gallatin County, Montana against the Company and four former RightNow employees who had joined the Company. The suit alleges violation of certain provisions of employment agreements, misappropriation of trade secrets, as well as other claims, and seeks damages. We believe the Company has meritorious defenses to these claims and intend to defend against this action vigorously.

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as the Company and certain of the Company’s current and former officers were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the Company’s case, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by the Company. Although the Company believes that the plaintiffs’ claims had no merit, the Company decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a September 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company) and underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have entered into a written settlement agreement. As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. The proposed settlement was submitted to the District Court for preliminary approval on April 2, 2009, but there can be no guarantee that it will receive approval from the District Court. The Company believes that it has meritorious defenses to these claims. If the proposed settlement is not approved and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

In October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints. In addition, certain issuer defendants filed a joint motion to dismiss the complaints. The parties entered into a stipulation, entered as an order by the Court, that the Company was not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join in the motions to dismiss. This matter was dismissed with prejudice on March 12, 2009.

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

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s consolidated results of operations, balance sheets and cash flows due to defense costs, and divert management resources.

(b)	Indemnification

Many of the Company’s software license agreements require the Company to indemnify its customers for any claim or finding of intellectual property infringement. KANA periodically receives notices from customers regarding patent license inquiries they have received which may or may not implicate these indemnity obligations. Any litigation, brought by others, or the Company could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which the Company is accused of infringement might cause product shipment delays, require KANA to develop alternative technology or require KANA to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement was made against the Company and it could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, the Company’s business could be significantly harmed. Such indemnification provisions are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). In prior periods, the Company has incurred minimal costs related to such claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. The Company did however record a settlement charge resulting from a settlement of an infringement claim on the Company’s consolidated statement of operations for the year ended December 31, 2006, which was not considered material. There were no outstanding claims of infringement at March 31, 2009.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009.

(c)	Warranties

The Company generally provides a warranty for its software products and services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. Such warranties are accounted for in accordance with SFAS 5. The Company has not provided for a warranty accrual as of March 31, 2009 or December 31, 2008 because, to date, the Company’s product warranty expense has not been significant. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Restructuring Costs

The following table provides a summary of restructuring activity during the three months ended March 31, 2009 and 2008 (in thousands):

Facilities
Restructuring accruals:
Accrual as of December 31, 2007	$2,752
Restructuring recovery	(482)
Payments made	(490)
Sublease payments received	84

Accrual as of March 31, 2008	$1,864

Accrual as of December 31, 2008	$1,180
Payments made	(374)
Sublease payments received	71

Accrual as of March 31, 2009	$877

In March 2008, the Company was notified by the subtenant of one of the facilities included in the restructuring accrual of the subtenant’s intent to lease additional space and extend its sublease through the end of the Company’s lease term. As a result of this agreement, the Company recorded a restructuring recovery of approximately $482,000. The agreement was executed in May 2008.

In April 2009, the Company signed a Settlement and Release Agreement with RMJM Group, Inc. (“RMJM”), the sub landlord for one of the properties included in the restructuring accrual that provided for RMJM to draw down a letter of credit held by RMJM as security for RMJM’s lease. The proceeds of the draw down and current cash deposit held by RMJM would be applied to all remaining lease payments and estimated additional operating costs for the remainder of the lease that expires in January 2010. The funds in excess of the remaining rent and estimated additional operating costs would be returned to the Company. The Company remains responsible for any additional charges over the estimate through the remaining lease term.

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

Geographic information on revenues for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
North America	$7,686	$14,201
Europe	2,978	3,667
Asia Pacific	228	417

Total	$10,892	$18,285

During the three months ended March 31, 2009, no customer accounted for greater than 10% of total revenues. During the three months ended March 31, 2008, two customers accounted for 16% and 10% of total revenues. As of March 31, 2009, receivables from no customer represented greater than 10% of our gross accounts receivable.

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, is as follows (in thousands):

	March 31, 2009	December, 31 2008
United States	$1,820	$2,306
International (primarily Europe)	31	45

Total	$1,851	$2,351

Note 9. Line of Credit and Note Payable

(a)	Line of Credit

On November 30, 2005, the Company established a banking relationship with Bridge Bank N.A. (“Bridge”) entering into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company had access to a loan facility of $7.0 million. The Company has since amended the agreement with Bridge, most recently on March 28, 2008, when the Company entered into a Second Amended and Restated Loan and Security Agreement with Bridge under which the Company has access to a loan facility of $10.0 million (“March Loan Facility”). The March Loan Facility is a formula-based revolving line of credit based on 80% of eligible receivables subject to a sublimit of $2.5 million that is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under the line of credit were converted into a term loan as of March 26, 2008 in the amount of $1.6 million, which is payable in 33 monthly installments of principal plus interest. An additional $500,000 borrowed under the additional equipment financing provision was converted into a 36 month term loan on September 30, 2008. The total combined borrowing under the March Loan Facility and sublimits cannot exceed $10.0 million. The March Loan Facility is collateralized by all of the Company’s assets and expires February 27, 2010 at which time the entire balance under the formula-based line of credit will be due. Interest for the formula based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate (with a floor rate set at 4%) plus 2.50%, which was 6.50% as of March 31, 2009. The March Loan Facility contains certain restrictive covenants including, but not limited to, certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If the Company is not in compliance with the covenants of the March Loan Facility, Bridge has the right to declare an event of default and all of the outstanding balances owed under the March Loan Facility would become immediately due and payable. On March 17, 2009, the Company entered into a Loan and Security Modification Agreement to the March Loan Facility that provided a one-time waiver of these financial covenants for the quarter ended December 31, 2008, and temporarily increased the interest rate to WSJ Prime (with a floor rate of 4%) plus 2.50% until certain financial covenants are met. On May 26, 2009, the Company entered into a Loan and Security Modification Agreement (“May Amendment”) with Bridge that modifies the March Loan Facility by providing a one-time waiver of these financial covenants for the quarter ended March 31, 2009 and the month ended April 30, 2009. The May Amendment sets the total loan facility amount to $6.0 million and extends the maturity date to June 30, 2010. As a requirement of the May Amendment, availability under the existing revolving line of credit will be used to prepay all amounts currently outstanding under the existing term loans for equipment. Additionally, modifications were made to the existing restrictive covenants and certain covenants were added related to raising additional capital. In addition, the Company’s existing credit facilities prohibit the payment of cash or stock dividends on its capital stock without the lender’s prior written consent.

As of March 31, 2009, the Company had $994,000 outstanding under the March Loan Facility equipment loan. This amount is repayable in 21 remaining monthly installments of principal and interest. The Company had $417,000 outstanding under the additional equipment financing facility. This amount is repayable in 30 remaining monthly installments of principal and interest. These loans are included with other non-bank debt under the heading of notes payable in the condensed consolidated balance sheets. These loans are included in current liabilities based on the terms of the May 13, 2009 proposal that waived out of compliance conditions of certain covenants and requires the Company to prepay the term loans from availability under the existing line of credit. The Company has also drawn $2.8 million against the formula based revolving line of credit. The available balance of the March Loan Facility was also lowered by $116,000 to secure a letter of credit related to a building lease, leaving an available balance of $1.7 million as of March 31, 2009.

(b)	Notes Payable

As of March 31, 2009, there was $1.5 million classified as current portion of notes payable and $7,000 classified as long-term. The notes payable consist of four obligations: (1) An equipment loan from Bridge with interest at prime plus 2.50% (as discussed above); (2) A promissory note for the financing of software license and support purchased and has a fixed interest rate of 3.15%, payable in two remaining monthly installments of principal and interest; (3) A capital lease obligation for office furniture and equipment, which had a 5 year term, of which 15 months were remaining as of March 31, 2009, and an annual interest rate of 8.58%; and (4) A short-term financing of Directors and Officers insurance and has a fixed interest rate of 9.87%, payable in 6 remaining monthly installments of principal and interest.

Note 10. Warrants

Effective January 1, 2009 the Company adopted the provisions of EITF 07-5. As a result of adopting EITF 07-5, warrants to purchase 1,914,586 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45 and expire in September 2010 and October 2010. Effective January 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, from equity to liability status, as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, the Company reclassified the effects of prior accounting for the warrants in the amount of $1.8 million from additional paid-in capital to accumulated deficit, and $108,000 from additional paid-in capital to warrant liability. The fair value of these common stock purchase warrants decreased to $102,000 as of March 31, 2009, and is included with accrued liabilities on the condensed consolidated balance sheets. Accordingly, the Company recognized a $6,000 gain from the change in fair value of these warrants for the three months ended March 31, 2009. The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of January 1, 2009 and March 31, 2009 were as follows:

	Expiration Date
	September 2010	October 2010
Assumptions as of January 1, 2009:
Risk-free interest rate	2.27%	2.27%
Expected volatility	68%	66%
Expected life (in years)	1.75	1.83
Dividend yield	0%	0%

	Expiration Date
	September 2010	October 2010
Assumptions as of March 31, 2009:
Risk-free interest rate	1.34%	1.34%
Expected volatility	74%	72%
Expected life (in years)	1.50	1.58
Dividend yield	0%	0%

Note 11. Subsequent Event

On May 26, 2009, the Company entered into a Loan and Security Modification Agreement (“May Amendment”) with Bridge for a modification of the March Loan Facility which provides a one-time waiver of certain financial covenants for the quarter ended March 31, 2009 and the month ended April 30, 2009. The May Amendment set the total loan facility amount to $6.0 million and extends the maturity date to June 30, 2010. As a requirement of the May Amendment, availability under the existing revolving line of credit will be used to prepay all amounts currently outstanding under the existing term loans for equipment. Additionally, modifications were made to the existing restrictive covenants and certain covenants related to raising additional capital were added.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K filed on May 15, 2009, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our revenues are primarily derived from the sale of our software and related maintenance and support of the software. We also derive revenues from consulting, training and other services. Our products are generally installed by our customers using either a systems integrator, such as IBM or Accenture, or our professional services group. Our professional services group assists the integrators as subject matter experts and in some cases will act as the prime contractor for implementation of our software. In June 2007 we acquired eVergance Partners LLC (“eVergance”) which expanded our professional services group’s capabilities and resources. We also rely on IBM and other systems integrators to recommend and install our software. This provides leverage in the selling phase, and also allows us to realize higher gross margins by selling primarily software licenses and support, which typically have higher margins than consulting and implementation services. In the past, we supplied specialists (who were subject matter experts) to work with IBM and other systems integrators. While we continue this practice, we are increasingly providing consulting and implementation services directly to our customers especially following our acquisition of eVergance. These services may be provided to our existing customers who would like us to review their implementations or to new customers who are not quite large enough to gain the interest of a large systems integrator to provide such services. However, in the case of most of the initial installations of our applications that are generally installed by our customers using a systems integrator; these services generally increase the cost of the project substantially and subject their purchase to more levels of required approvals and scrutiny of projected cost savings in their customer service and marketing departments. This contributes to the difficulty that we face in predicting the quarter in which sales to expected customers will occur and to the uncertainty of our future operating results. To the extent that significant sales occur earlier or later than anticipated, revenues for subsequent quarters may be lower or higher, respectively, than expected.

We have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. On March 31, 2009, we had cash and cash equivalents of $2.5 million. As of March 31, 2009, we had an accumulated deficit of $4.3 billion and negative working capital of $15.9 million, of which $13.7 million relates to deferred revenue. We recorded a loss from operations of $3.2 million for the three month period ended March 31, 2009. We recorded a profit from operations of $50,000 for the three month period ended March 31, 2008. Net losses were $3.3 million and $79,000 for the three month periods ended March 31, 2009 and 2008, respectively. Net cash used in operating activities was $444,000 the three months ended March 31, 2009. Net cash provided by operating activities was $2.1 million the three months ended March 31, 2008. As of March 31, 2009, we had 229 full-time employees, which represents no change from the 229 employees at December 31, 2008 and an increase from 235 employees at March 31, 2008.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on May 15, 2009. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2009 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the Notes to the Unaudited Condensed Consolidated Financial Statements in “Part I. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Revenues:
License fees	11%	31%
Services	89	69

Total revenues	100	100

Costs and expenses:
Cost of license fees	2	2
Cost of services	41	30
Amortization of acquired intangible assets	1	*
Sales and marketing	28	34
Research and development	34	18
General and administrative	24	17
Restructuring recovery	—	(3)

Total costs and expenses	129	100

Loss from operations	(29)	*
Interest and other income (expense), net	(1)	*

Loss before income tax expense	(30)	*
Income tax expense	*	*

Net loss	(30)%	* %

*	Less than 1%

Revenues

Total revenues decreased by 40% to $10.9 million for the three months ended March 31, 2009 from $18.3 million for the three months ended March 31, 2008, as a result of lower license and services revenues in the first quarter of 2009 than in 2008.

License revenues include licensing fees only, and exclude associated support and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon delivery provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under Note 1 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q. License revenues decreased by 79% to $1.2 million for the three months ended March 31, 2009 from $5.7 million for the same period in the prior year. The decrease in license revenues was due to closing no large revenue transactions during the three months ended March 31, 2009 while there were two large transactions included in the revenue for the three months ended March 31, 2008. While we are focused on increasing license revenues, we are unable to predict such revenues from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable. The length of our sales cycle has increased in recent periods due to uncertain economic conditions.

Our services revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Support revenues are the largest component of services revenues. Professional services revenues relate to providing consulting, training and implementation services to our customers including enterprise on-demand. Services revenues decreased 23% to $9.7 million for the three months ended March 31, 2009, compared to $12.6 million for the same period in 2008. The decrease primarily resulted from lower consulting services as there were revenues from two large projects in the three months ended March 31, 2008 that did not reoccur in 2009. Additionally, certain support contracts did not renew during the quarter. Customers who purchase licenses frequently purchase support, consulting and training services, which usually occur subsequent to the license sales. Given the decrease in new license sales, these service revenues also decreased.

Revenues from domestic sales were $7.7 million and $14.2 million for the three months ended March 31, 2009 and 2008, respectively. Revenues from international sales were $3.2 million and $4.1 million for the three months ended March 31, 2009 and 2008, respectively. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues decreased by 20% to $4.8 million for the three months ended March 31, 2009 from $6.0 million for the same period in 2008.

License Fees. Cost of license fees consists of third party software royalties, referral fees, and costs of documentation. Cost of license fees as a percentage of license fees was 16% for the three months ended March 31, 2009, compared to 7% for the same period in the prior year. While the absolute dollar amount of cost of license fees decreased the percentage of license fees increased due to the significantly lower license revenue during the three months ended March 31, 2009. We expect that our cost of license fees as a percentage of sales will vary based on changes in the mix of products we sell and the timing of upgrades and that cost of license fees will generally range from approximately 5% to 10% of license revenue. We are continuing to look at alternatives for some original equipment manufacturer (“OEM”) products embedded in KANA products.

Services. Cost of services consists primarily of compensation and related expenses for our customer support, consulting and training and enterprise on-demand services organizations, and allocation of facility costs and system costs incurred in providing customer support. Cost of services increased to 46% of service revenues, or $4.5 million, for the three months ended March 31, 2009 compared to 43% of service revenues, or $5.4 million, for the same period in 2008. While the absolute dollar amount of cost of services decreased in the three months ended March 31, 2009 compared to the same period in 2008, the cost of services percentage of service revenues increased as we had excess capacity that could support a higher level of expected revenue. As of March 31, 2009, we had 79 employees in the support, consulting, training and enterprise on-demand organizations compared to 74 employees as of March 31, 2008, a increase of 7%. The increase was partially due to the transfer of seven employees from the sales organization who are now primarily performing consulting work on an hourly billable basis or performing customer support functions.

Cost of services may increase or decrease depending on the demand for these services, and the revenue mix of such services. The expenses may also be affected by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in the three month periods ended March 31, 2009 and 2008 related to $2.5 million of identifiable intangibles purchased in connection with the eVergance acquisition in June 2007. Acquired intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets (five years).

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased by 52% to $3.0 million for the three months ended March 31, 2009, from $6.2 million for the same period in 2008. This was primarily due to lower compensation costs as a result of decreased headcount, lower commissions as a result of lower revenue and a reduction in our marketing programs. As of March 31, 2009, we had 44 employees in sales and marketing compared to 62 employees as of March 31, 2008, a decrease of 29%. The decrease was partially due to the transfer of seven employees to cost of services as discussed above.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses increased by 10% to $3.7 million for the three months ended March 31, 2009 from $3.3 million for the same period in 2008. The increase was attributable primarily to higher compensation and related costs as a result of an increase in head count and a minimum royalty fee partially offset by a reduction in the use of outside consultants. As of March 31, 2009, we had 71 employees in research and development compared to 59 employees as of March 31, 2008, an increase of 20%.

Research and development expenses including related head count may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased by 18% to $2.6 million for the three months ended March 31, 2009 from $3.2 million for the three months ended March 31, 2008. The decrease in expenses during the three months ended March 31, 2009 was primarily due to lower compensation and related costs as a result of a decrease in head count and lower auditing fees as we were not required to have an audit of internal control over financial reporting. As of March 31, 2009, we had 35 employees in general and administrative and information technology combined compared to 40 employees as of March 31, 2008, a 13% decrease.

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

Restructuring Recovery. There was no restructuring activity during the three months ended March 31, 2009. During the three months ended March 31, 2008, there was a restructuring recovery of $482,000 based on an extension of a sublease for one of the restructured properties.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense and the change in fair value of warrant liability. Interest income and other income consists primarily of interest earned on cash and cash equivalents and was approximately $4,000 and $11,000 for the three months ended March 31, 2009 and 2008. The decrease in interest income related to lower cash and cash equivalents balances in the three ended March 31, 2009 compared to the same period in 2008. Interest expense and other expense relates primarily to interest expense on our line of credit and notes payable and was approximately $96,000 and $114,000 for the three months ended March 31, 2009 and 2008, respectively. Interest expense varies from period-to-period based on the timing of borrowings and repayments.

Provision for Income Taxes

We have a history of net losses on a consolidated basis from inception through March 31, 2009. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. During the three months ended March 31, 2009 and 2008, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $16,000 and $26,000 for the three months ended March 31, 2009 and 2008, respectively, in those foreign jurisdictions.

Liquidity and Capital Resources

As of March 31, 2009, we had $2.5 million in cash and cash equivalents, compared to $7.0 million in cash and cash equivalents at December 31, 2008. As of March 31, 2009, we had negative working capital of $15.9 million, compared to negative working capital of $13.8 million as of December 31, 2008. As of March 31, 2009, our current liabilities included $13.7 million of deferred revenue (primarily reflecting payments received for future maintenance services to be provided to our customers). The timing of accounts receivable collections can significantly impact our cash balance from quarter to quarter.

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

Operating Cash Flow

Our operating activities used $444,000 of cash for the first three months of 2009, which included a $3.3 million net loss and net payments of $303,000 against accrued restructuring partially offset by a $1.1 million decrease in accounts receivable, an $891,000 increase in deferred revenue, non-cash charges of $434,000 for stock-based compensation expense, and $337,000 of depreciation. We had positive cash flow from operating activities of $2.1 million for the first three months of 2008, which included a $79,000 net loss, net payments of $406,000 against accrued restructuring and a $767,000 decrease in deferred revenue, which partially offset a $2.0 million decrease in accounts receivable and a $305,000 increase in accounts payable, non-cash charges of $561,000 for stock-based compensation expense, and $300,000 of depreciation.

Investing Cash Flow

Our investing activities used $390,000 and $467,000 of cash for the first three months of 2009 and 2008, respectively, which consisted primarily of an increase in restricted cash during 2009 and purchases of property and equipment.

Financing Cash Flow

Our financing activities used $3.5 million of cash for the three months ended March 31, 2009, which consisted of $3.2 million of payments on the line of credit and the repayment of $280,000 on notes payable. Our financing activities used $249,000 of cash for the three months ended March 31, 2008, which consisted of the repayment of $634,000 on notes payable partially offset by $385,000 of borrowings under the line of credit.

Existence and Timing of Contractual Obligations

On November 30, 2005, we established a banking relationship with Bridge Bank N.A. (“Bridge”) entering into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which we had access to a loan facility of $7.0 million. We have since amended our agreement with Bridge, most recently on March 28, 2008, when we entered into a Second Amended and Restated Loan and Security Agreement with Bridge increasing the loan facility to $10.0 million (“March Loan Facility”). The March Loan Facility is a formula based revolving line of credit that is limited to 80% of eligible receivables subject to a sublimit of $2.5 million that is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under our line of credit were converted into a term loan as of March 26, 2008 in the amount of $1.6 million which is payable in 33 monthly installments of principal plus interest. An additional $500,000 borrowed under the additional equipment financing provision was converted into a 36 month term loan on September 30, 2008. The total combined borrowing under the March Loan Facility and sublimits cannot exceed $10.0 million. The March Loan Facility is secured by all of our assets and expires February 27, 2010 at which time the entire balance under the formula-based line of credit will be due. Interest for the formula-based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25%. The March Loan Facility contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If we are not in compliance with the covenants of the March Loan Facility, Bridge has the right to declare an event of default and all of the outstanding balances owed under the March Loan Facility would become immediately due and payable. On March 17, 2009, we entered into a Loan and Security Modification Agreement to the March Loan Facility that provided a one-time waiver of certain financial covenants for the quarter ended December 31, 2008, and temporarily increased the interest rate to WSJ Prime (with a floor of 4%) plus 2.5% until certain financial covenants are met. On May 26, 2009, we entered into a Loan and Security Modification Agreement (“May Amendment”) with Bridge that modifies the March Loan Facility by providing a one-time waiver of certain financial covenants for the quarter ended March 31, 2009 and the month ended April 30, 2009. The May Amendment sets the total loan facility amount to $6.0 million and extends the maturity date to June 30, 2010. As a requirement of the May Amendment, availability under the existing revolving line of credit will be used to prepay all amounts currently outstanding under the existing term loans for equipment. Additionally, modifications were made to the existing restrictive covenants and certain covenants were added related to raising additional capital.

As of March 31, 2009, we had $994,000 outstanding under the March Loan Facility equipment loan. This amount is repayable in 21 remaining monthly installments of principal and interest. We had $417,000 outstanding under the additional equipment financing facility. This amount is repayable in 30 remaining monthly installments of principal and interest. These loans are included with other non-bank debt under the heading of notes payable in the condensed consolidated balance sheet. These loans are included in current liabilities based on the terms of the May 13, 2009 proposal that waived out of compliance conditions of certain covenants and requires us to prepay the term loans from availability under the existing line of credit. We have also drawn $2.8 million against the formula based revolving line of credit. The available balance of the March Loan Facility was also lowered by $116,000 to secure a letter of credit related to a building lease, leaving an available balance of $1.7 million as of March 31, 2009.

Our future payments due under debt and lease obligations and other contractual commitments as of March 31, 2009 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Line of credit (1)	$2,753	$2,753	$—	$—	$—
Notes payable	1,554	1,547	7	—	—
Non-cancelable operating lease obligations (2)	3,030	2,371	659	—	—
Less: Sublease income (3)	(843)	(453)	(390)	—	—
Other contractual obligations (4)	6,817	1,377	3,244	2,196	—

Total	$13,311	$7,595	$3,520	$2,196	$—

(1)	Includes receivables-based loans under our revolving line of credit which matures in 2010 but which may be payable sooner if we experience a decrease in receivables.

(2)	Includes leases for properties included in the restructuring liability.

(3)	Includes subleases that are under contract as of March 31, 2009.

(4)	Represents payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, consulting services, engineering services and sales events.

Off-Balance-Sheet Arrangements

As of March 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Outlook

We believe that based on our current plans, we will require additional financing to fund our operations through March 31, 2010. In addition, if we do not experience anticipated demand for our products, we will need to further reduce costs, or raise further financing to meet our cash requirements. We can give no assurances as to whether we will be able to implement cost reduction initiatives, increase revenues, or obtain debt or equity financing, in order to provide sufficient liquidity for us to continue as a going concern.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses every year. As of March 31, 2009, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our stockholders’ deficit at March 31, 2009 was $379,000. We continue to commit a substantial investment of resources to sales, product marketing and developing new products and enhancements, and we will need to increase our revenues to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenues have been affected by the current downturn in economic conditions, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that, even if sales of our products and services grow, we may continue to experience losses, which may cause the price of our stock to decline.

Our ability to continue as a going concern is at risk.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, negative working capital, negative cash flow from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The global economic downturn created a substantially more difficult business environment in 2008 and thus far in 2009, affecting our liquidity and operating performance. If our revenues do not improve and we are unable to reduce operating expenses sufficiently and we do not obtain additional financing, we may become unable to pay our operating expenses on a timely basis due to a lack of sufficient liquidity. We can give no assurances as to whether we will be able to implement cost reduction initiatives, increase revenues, or obtain debt or equity financing, in order to provide sufficient liquidity for us to continue as a going concern.

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

If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $2.5 million at March 31, 2009, and as of such date, had contractual commitments of $7.6 million in the remainder of 2009. It is possible that our cash position could decrease over the next few quarters and some customers could become increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

During the three months ended March 31, 2009, no customer represented 10% or more of our total revenues. During the three months ended March 31, 2008, two customers accounted for 16% and 10% of total revenues, respectively. However, if we lose a number of major customers, or if contracts are delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, and our failure to obtain new significant customers or additional orders from existing customers could materially affect our operating results.

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

Our common stock was delisted from The NASDAQ Stock Market effective at the opening of business on October 17, 2005. From October 17, 2005 to December 4, 2006, our common stock was quoted on the “Pink Sheets” and since December 5, 2006, our common stock has been quoted on Over the Counter Bulletin Board (“OTCBB”). The OTCBB is generally considered less efficient than The NASDAQ Stock Market. Quotation of our common stock on the OTCBB may reduce the liquidity of our securities, limit the number of investors who trade in our securities, result in a lower stock price and larger spread in the bid and ask prices for shares of our common stock and could have an adverse effect on us. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on The NASDAQ Stock Market. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 29% of our total revenue for the three months ended March 31, 2009. Sales outside North America represented 25%, 25% and 32% of our total revenues for 2008, 2007 and 2006, respectively. We have established offices in the United States, Europe and Japan. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and systems integrators. International operations are subject to many inherent risks, including:

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

We develop products in the United States and sell these products in North America, Europe, and Asia. In the three months ended March 31, 2009 revenues from customers outside of the United States approximated 29% of total revenues. In the years ended December 31, 2008, revenues from customers outside of the United States was approximately 25% of total revenues. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2009, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations. Based on our overall debt position at March 31, 2009, we do not believe that changes in interest rates would materially adversely affect our financial position or results of operations. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009 due to the untimeliness of the filing of our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as us and certain of our current and former officers were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including us, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in our case, purchased our stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of our and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by us. Although we believed that the plaintiffs’ claims had no merit, we had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. We were a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by us or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a September 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including us) and underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have entered into a written settlement agreement. As part of this settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. The proposed settlement was submitted to the District Court for preliminary approval on April 2, 2009, but there can be no guarantee that it will receive approval from the District Court. We believe that we have meritorious defenses to these claims. If the proposed settlement is not approved and the litigation continues against us, we would continue to defend against this action vigorously.

In October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of our initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints. In addition, certain issuer defendants filed a joint motion to dismiss the complaints. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join in the motions to dismiss. This matter was dismissed with prejudice on March 12, 2009.

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

Information regarding the Company’s risk factors appears in “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

The information about the May Amendment to the March Loan Facility under Note 9 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

On May 26, 2009, our common stock began trading on the OTC Bulletin Board (OTCBB) under the symbol “KANAE” instead of “KANA”, because we were delinquent in the filing of our annual report on Form 10-K for the year ended December 31, 2008 and this quarterly report on Form 10-Q. After the “E” is added to a company’s symbol by the OTCBB, the company is given 30 calendar days to become current in its reports. If KANA fails to correct any remaining deficiency by June 25, 2009, its common stock will be removed from trading on the OTCBB. KANA anticipates that it will file an amendment to its annual report on Form 10-K, to include the information required by part III of that form, before June 25, 2009 and that with this filing, it will no longer have any remaining deficiency in its SEC filings.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date
3.05	Amended and Restated Bylaws of Kana Software, Inc. as currently in effect	8-K	000-27163	3.1	1/13/09

4.03	Amended and Restated Rights Agreement	8-K	000-27163	4.1	1/13/09

10.41	Loan and Security Modification Agreement, dated May 26, 2009					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 28, 2009

Kana Software, Inc.

/s/ MICHAEL S. FIELDS
Michael S. Fields
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

/s/ JAY A. JONES
Jay A. Jones
Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date
3.05	Amended and Restated Bylaws of Kana Software, Inc. as currently in effect	8-K	000-27163	3.1	1/13/09

4.03	Amended and Restated Rights Agreement	8-K	000-27163	4.1	1/13/09

10.41	Loan and Security Modification Agreement, dated May 26, 2009					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.