Form 10-K/A
period 2008-12-31
KANA SOFTWARE INC
filed 2009-06-15
CIK 1089907

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $43,734,118 based upon the bid price of the Registrant’s common stock as reported on the Over the Counter Bulletin Board of $1.27.

As of April 30, 2009 the Registrant had outstanding approximately 41,214,666 shares of common stock, $0.001 par value per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed on May 15, 2009 with the Securities and Exchange Commission. We are filing this Amendment No. 1 to provide the information required by Items 10, 11, 12, 13 and 14 of Part III and to update the information contained in Item 15 of Part IV. Except as described above, no other amendments are being made to our Annual Report on Form 10-K filed on May 15, 2009.

Kana Software, Inc.

Form 10-K/A

For the Fiscal Year Ended December 31, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our Board of Directors currently consists of five (5) directors and is divided into three classes with staggered three-year terms. The names of our directors and certain biographical information about each, including their ages, as of May 31, 2009, are set forth below:

Name	Age	Position
Michael S. Fields(4)	63	Chairman of the Board of Directors and Chief Executive Officer

Jerry R. Batt(2)(3)(4)	58	Director

William T. Clifford(1)(2)(4)	62	Director

John F. Nemelka(2)(3)(4)	43	Director

Stephanie A. Vinella(1)(3)(4)	54	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance and Nominating Committee
(4)	Member of the Strategy Committee

Michael S. Fields. Mr. Fields joined our Board of Directors in June 2005 and since July 2005, has been serving as our Chairman of the Board of Directors. From July 2005 to August 2005, Mr. Fields served as our acting President. In August 2005, Mr. Fields was appointed as our Chief Executive Officer. Mr. Fields was Chairman and Chief Executive Officer of The Fields Group, a venture capital and management consulting firm, from May 1997 to December 2005. In June 1992, Mr. Fields founded OpenVision Technologies, Inc., a supplier of computer systems management applications for open client/server computing environments, and served as its Chief Executive Officer from July 1992 to July 1995 and Chairman of its Board of Directors from July 1992 to April 1997. Prior to these positions, Mr. Fields served as President at Oracle U.S.A., Inc., and managed sales organizations at Applied Data Research and Burroughs Corporation. Currently, Mr. Fields serves on the board of directors of Imation Corporation (NYSE IMN), and has also served on the advisory board of the Ford Motor Company Customer Service Division from 1999 through 2001. Mr. Fields is a Class III Director whose current term expires at the annual meeting of stockholders to be held in 2011.

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

William T. Clifford. Mr. Clifford joined our Board of Directors in December 2005. Since March of 2008, Mr. Clifford has served as the Chief Executive Officer of Spencer Trask & Co., a leading private equity and venture capital firm. From August 2005 until March of 2008, Mr. Clifford served as Chairman of the Board of Directors and Chief Executive Officer of Aperture Technologies, Inc., a data center management software solutions company. He served on the Board of Directors of Aperture Technologies, Inc. from 2003 until his appointment as Chairman of the Board of Directors and Chief Executive Officer in August 2005. From 2001 to

2003, Mr. Clifford served as a General Partner of The Fields Group. From 1993 to 2000, Mr. Clifford served as President and Chief Executive Officer of Gartner Group, Inc., an information technology research and market company. Prior to these positions, Mr. Clifford was President of the Central and National Account divisions and Corporate Vice President, Information Systems Development at Automatic Data Processing, Inc., a transaction processing and data communication services company. Mr. Clifford holds a B.A. degree in Economics from the University of Connecticut. Mr. Clifford also serves on the Board of Directors of GridApp Systems, Inc. Mr. Clifford is a Class II Director whose current term expires at the annual meeting of stockholders to be held in 2010.

John F. Nemelka. Mr. Nemelka joined our Board of Directors in October 2005 pursuant to the terms of a Common Stock and Warrant Purchase Agreement between us and NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. Mr. Nemelka founded NightWatch Capital Group, LLC, an investment management business, and has served as its Managing Principal since its incorporation in July 2001. From 1997 to 2000, Mr. Nemelka was a Principal at Graham Partners, a private investment firm and affiliate of the privately-held Graham Group. From 2000 to 2001, Mr. Nemelka was a Consultant to the Graham Group. Mr. Nemelka holds a B.S. degree in Business Administration from Brigham Young University and an M.B.A. degree from the Wharton School at the University of Pennsylvania. Mr. Nemelka also serves on the Board of Directors of a privately-held company, SanuWave, Inc. Mr. Nemelka is a Class III Director whose current term expires at the annual meeting of stockholders to be held in 2011.

Stephanie Vinella. Ms. Vinella joined our Board of Directors in November 2004. Since November 2007, Ms. Vinella has served as Chief Financial Officer of Panasas, Inc., a computer hardware company. From November 2004 to September 2007, Ms. Vinella served as Chief Financial Officer of Nextance Inc., a provider of enterprise contract management solutions. From November 1999 to August 2004, Ms. Vinella served as Chief Financial Officer of AlphaBlox Corporation, a business analytic software company. From 1990 to 1999, Ms. Vinella served as Chief Financial Officer of Edify Corporation, a software company. Ms. Vinella holds a B.S. degree in Accounting from the University of San Francisco and an M.B.A. degree from Stanford University. Ms. Vinella is a Class I Director whose current term expires at this year’s annual meeting of stockholders.

Executive Officers

The names of our current executive officers and one executive officer who retired in May 2009 and certain biographical information about each, including their ages, as of May 31, 2009, are set forth below:

Name	Age	Position
Michael S. Fields	63	Chairman of the Board of Directors and Chief Executive Officer

Michael J. Shannahan	60	Former Executive Vice President and Chief Financial Officer

Mark A. Angel	50	Chief Technology Officer

William A. Bose	42	Vice President and General Counsel

Charles H. Isaacs	50	Chief Customer Officer

Jay A. Jones	54	Senior Vice President, Chief Administrative Officer and Interim Chief Financial Officer

Daniel A. Turano	60	Senior Vice President, Worldwide Field Operations

Chad A. Wolf	38	Corporate Vice President and President of eVergance Partners LLC

Michael S. Fields. Mr. Fields’ biographical information appears above, under the heading “Board of Directors.”

Michael J. Shannahan. Mr. Shannahan served as our Executive Vice President and Chief Financial Officer from March 2008 until May 2009 when he retired. Mr. Shannahan was a member of our Board of Directors from June 2005 to March 2008. From February 2005 to February 2008, Mr. Shannahan served as Chief Financial Officer of Medsphere Systems Corporation, a software company in the healthcare industry. Mr. Shannahan also has served as Chief Financial Officer of Chordiant Software, Inc., a management software company, from October 2003 to September 2004; Sanctum Inc., a web applications security company, from October 2001 to November 2002; Broadband Office, Inc., a communication services company, from January 2001 to September 2001; and mySimon, Inc., an e-commerce company from August 1999 to January 2001. Prior to these positions, Mr. Shannahan spent 18 years with KPMG Peat Marwick, an accounting firm, as a Partner in the Information, Communication and Entertainment practice. Mr. Shannahan holds a B.S. degree in Business Administration with a concentration in Accounting and a B.A. degree from Rockhurst College. Mr. Shannahan also serves on the Board of Directors of Critical Path, Inc.

Mark A. Angel. Mr. Angel has served as our Chief Technology Officer since August 2008. , Mr. Angel joined KANA in May 2007 as our Senior Vice President of Corporate Development and Strategy. Prior to joining KANA, from January 1998 to March 2007, he served as Chief Technology Officer of KNOVA Software Inc., a service resolution management software company that is now a division of Consona Corporation. Prior to KNOVA, Mr. Angel founded and served as Chief Executive Officer of Papyrus Technology, which was acquired by Ernst & Young in 1997, and Kanisa Inc., which was acquired by ServiceWare Technologies, Inc. in 2005.

William A. Bose. Mr. Bose has served as our Vice President and General Counsel since August 2006. Mr. Bose served in a number of legal positions at KANA from September 1999 to August 2006. Mr. Bose holds a B.A. degree from the University of California at Santa Barbara and a J.D. degree from Santa Clara University School of Law. Mr. Bose is a member of the California Bar.

Charles H. Isaacs. Since August 2008, Mr. Isaacs has served as our Chief Customer Officer. From August 2004 to August 2008 he served as our Chief Technology Officer. From December 1999 to August 2004, Mr. Isaacs served as the Chief Technology Officer of Primus Knowledge Solutions, an enterprise software company, where he was responsible for technology oversight. Mr. Isaacs holds a B.S. degree in Electrical Engineering from the University of California at Santa Barbara and an M.B.A. degree from California Lutheran University.

Jay A. Jones. Since September 2006, Mr. Jones has served as our Senior Vice President and Chief Administrative Officer. In addition, Mr. Jones was appointed as our Interim Chief Financial Officer in May 2009 after Mr. Shannahan retired. Mr. Jones served as Senior Vice President, Chief Information Officer of VERITAS Software Corporation, an enterprise storage and performance company, from September 2004 to December 2005. From January 1999 to September 2004, Mr. Jones served as Chief Administrative Officer of VERITAS Software Corporation, and from March 1993 to January 1999, he served as Vice President, General Counsel and Secretary of VERITAS Software Corporation and OpenVision Technologies, Inc., which was acquired by VERITAS Software Corporation. Prior to OpenVision Technologies, Inc., Mr. Jones was senior corporate counsel for Oracle Corporation. Mr. Jones holds a B.S. degree in architecture from Howard University, an M.S. degree in City Planning from the University of California at Berkeley and a J.D. degree from the University of California at Berkeley. Mr. Jones is a member of the California Bar.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based solely on our review of reporting forms filed by our directors, executive officers and persons who hold more than 10% of our outstanding common stock, we believe that during 2008 such persons filed the reports required under Section 16(a) of the Exchange Act on a timely basis, with the exception of a late Form 4 filed for John F. Nemelka on August 1, 2008 to report the grant to Mr. Nemelka of an option to purchase 10,000 shares of our common stock on July 29, 2008.

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

Strategy Committee

The Strategy Committee was formed in February 2008. The committee is not a standing committee of the Board of Directors and does not have a formal charter. The Strategy Committee was established to review, evaluate and recommend strategic relations and transactions and/or opportunities to us and to assist our management in reviewing, evaluating and recommending such strategic relations and transactions and/or opportunities. Each member of our Board of Directors serves on the Strategy Committee.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of the Board of Directors (the “Compensation Committee”) is responsible for developing and monitoring our compensation philosophy, and for implementing that philosophy with respect to our named executive officers. For fiscal year 2008, our “named executive officers” were our Chief Executive Officer, former Chief Financial Officers, the three other most highly compensated executive officers who were serving as executive officers at the end of the fiscal year, and one former executive officer for whom disclosure would have been provided but for the fact that she was no longer serving as an executive officer at the end of fiscal year 2008. These named executive officers are listed in the Summary Compensation Table that begins on page 15.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that achieves our strategic goals, rewards performance and innovation, promotes accountability and aligns employee interests with those of our stockholders. Our executive compensation program is structured to provide incentives and reward both short-term and long-term performance, and is designed to motivate executive officers to achieve our strategic goals. Our executive compensation program has four primary elements: (i) base salary, (ii) cash bonuses under a performance-based, non-equity incentive plan, and for certain named executive officers, a commissions-based incentive plan, described in more detail below under the heading “Executive Compensation Plan,” (iii) equity awards under our equity incentive plans, and (iv) other benefits.

Setting Executive Compensation

The Compensation Committee, with input from the Company, utilizes data from the AON/Radford Executive Compensation Salary Benchmark Data for the Bay Area (and other relevant areas) (the “Radford Data”) to help assess our positioning and practices against the competitive market, which it uses to evaluate the elements of compensation for our executive officers. Except for the use of the Radford Data, and reference to public filings of companies with which we compete for executive talent, the Compensation Committee has not used benchmarking against market indices or peer groups to establish the compensation of our executive officers.

Role of Executive Officers in Compensation Decisions

Our Board of Directors has delegated to the Compensation Committee the primary authority to recommend, review and approve each element of our executive compensation program, including performance-based incentive awards and long-term incentive awards to our executive officers, including our named executive officers. The Compensation Committee annually reviews the performance of our named executive officers and assesses each component of their compensation, as well as their overall compensation package. When deciding on how much to award under each element of our named executive officers’ compensation (other than our Chief Executive Officer’s compensation), the Compensation Committee considers the recommendations of our Chief Executive Officer. The Compensation Committee, with the assistance of our Chief Executive Officer and our Chief Administrative Officer, evaluated and decided on each of the compensation elements for 2008. Our Chief Executive Office and our Chief Administrative Officer attended Compensation Committee meetings in order to assist in these determinations. Although our Chief Executive Officer participated in the confirmation of the compensation elements, the Compensation Committee alone is responsible for setting the Chief Executive Officer’s compensation.

2008 Executive Compensation Elements

For 2008, the elements of compensation for our named executive officers were:

•	base salary;

•	cash bonuses under a performance-based non-equity incentive plan;

•	equity awards under our equity incentive plans; and

•	other benefits.

Base Salary

We provide our named executive officers with a base salary to compensate them for services rendered during the fiscal year. The base salary for our named executive officers is determined based on the named executive officer’s position, responsibilities, level and experience. The Compensation Committee also fixes our named executive officers’ base salary at a level that enables us to competitively attract and retain employees and to reward individual performance and contribution to our business goals. The Compensation Committee reviews Radford Data, certain public filings, and recommendations from our Human Resources Department and our Chief Executive Officer, and considers the base salaries paid by the companies it believes are similar to us or that are competing with us when setting the base salary of our named executive officers. In addition, each year, the Compensation Committee reviews each named executive officer’s performance, our financial performance, as well as each named executive officer’s compensation individually and in relation to other employees, when determining base salary increases (if any). None of our named executive officers received a base salary increase in 2008 due to the Company’s results and other market conditions.

Cash Bonuses Under a Performance-Based, Non-Equity Incentive Plan

Executive Compensation Plan

We utilize a performance-based cash compensation plan (the “Executive Compensation Plan”) to encourage our executive officers to support our goal of operating with sustainable profit and, for executive officers employed in our sales and marketing departments, on growing revenue. The Executive Compensation Plan’s performance-based incentives serve to align the performance of our executive officers with the interests of our stockholders by providing our executive officers with incentives to build stockholder value. Under the Executive Compensation Plan our named executive officers are eligible to receive quarterly and annual cash bonuses based on our achievement of quarterly and annual operating profit targets, and additionally, for the named executive officers in our sales and marketing departments, cash commissions based on our achievement of quarterly and annual revenue targets. For Executive Compensation Plan purposes, profit is defined to mean the net profit target shown in the initial 2008 budget approved by the Board of Directors (which excludes certain non-cash expenses such as stock-based compensation expenses, warrant expense, if any, and restructuring charges).

In 2008, the Executive Compensation Plan was designed by us, with the assistance of the Compensation Committee, to redirect our executive officers’ focus on our profit goals. For that reason, the Executive Compensation Plan did not include any individualized management by objectives goals to be reached by our executive officers. Rather, cash bonuses under the Executive Compensation Plan are earned solely on our achievement of operating profit targets, and cash commissions are earned solely on our achievement of revenue targets. Each of our named executive officers was eligible to participate in the Executive Compensation Plan, except for Mr. Thompson, our former Chief Financial Officer, who retired in February 2008, prior to the Executive Compensation Plan’s approval. Our Compensation Committee approved the Executive Compensation Plan in April 2008. In October 2008, the Compensation Committee revised the Executive Compensation Plan to redistribute cash bonus amounts allocated to two former executive officers, who ceased employment with us during 2008, among the remaining Executive Compensation Plan participants.

Under the Executive Compensation Plan, named executive officers are eligible to receive quarterly and annual cash bonus awards that are a certain percentage of the named executive officer’s base salary (the “Base Bonus Amount”). In addition, named executive officers employed in our sales and marketing departments are eligible to receive a variable commission based on achievement of revenues during the relevant quarter or year at a fixed commission rate for all revenue up to the targets established by us for 2008. To incentivize achievement in excess of the quarterly and annual revenue targets, the commission rates are increased upon our achievement of revenue in excess of the quarterly and annual revenue targets as described in more detail below, under the heading “Commission Amount”. The percentage of the named executive officer’s annual base salary that constitutes the Base Bonus Amount and the Commission Amount is based on the named executive officer’s experience, position and responsibilities and our annual financial and strategic goals. For 2008, the Compensation Committee reviewed and approved our Chief Executive Officer’s Base Bonus Amount recommendation and Commission Amount recommendation for each of our named executive officers, as applicable. Our Chief Executive Officer did not make a recommendation for his own Base Bonus Amount, which was set and approved by the Compensation Committee without his input. The Salary, Base Bonus Amount and the Commission Amount for each of our named executive officers for fiscal year 2008 were as follows:

	CEO	Former CFO	Interim CFO and CAO	President, eVergance	SVP, WW Field Ops	Former CMO	Former CFO
	Michael S. Fields	Michael J. Shannahan	Jay A. Jones	Chad A. Wolf	Daniel Turano	Marchai B. Bruchey	John M. Thompson(1)
Salary	$360,000	$275,000	$225,000	$225,000	$225,000	$200,000
Base Bonus Amount	$262,750	$153,600	$140,950	$63,150	$75,550	$156,100	N/A
Commission Amount				$56,250	$157,500	$60,000

Bonus %(2)	73%	56%	63%	28%	34%	78%
Commission %(2)				25%	70%	30%

(1)	Mr. Thompson did not participate in the Executive Compensation Plan as it was still under consideration when Mr. Thompson notified the Company of his retirement in February 2008.
(2)	Amounts shown reflect bonuses and commissions as a percentage of annual base salary.

The total cash bonus amounts awarded to all executive officers under the Executive Compensation Plan, which includes the Base Bonus Amount, the Commission Amount, and the Participation Bonus (as defined below) is not to exceed $3,000,000 in 2008.

The Base Bonus Amount

The Base Bonus Amount is awarded if we achieve or exceed the Budgeted Operating Profit (“BOP”) and Threshold Operating Profit (“TOP”) targets identified in the table below (the maximum cash bonus amounts that can be earned as a result of achieving the BOP and TOP targets, the “Bonus Pool Amount”). Both the BOP and TOP are measured each quarter and then on an annual basis in order to assess whether the Bonus Pool Amount is earned for the applicable period. Upon achievement of the BOP targets, executive officers are eligible to receive a cash bonus from the Base Bonus Pool. Upon achievement of the TOP targets , the executive officers are eligible to receive an additional cash bonus from the Threshold Bonus Pool. In addition, each named executive officer may receive a cash bonus in addition to the distributions from the Base and Threshold Bonus Pools (the “Participation Bonus”) for any actual operating profit attained over and above the TOP (such profit, the “OTOP”). The Participation Bonus is calculated as a percentage of OTOP. The following table identifies the BOP, TOP and OTOP targets under the Executive Compensation Plan and the maximum aggregate bonus amounts payable to all executive officers under the Executive Compensation Plan:

	FY 2008
QUARTER	First	Second	Third	Fourth	Annual
OPERATING PROFIT TARGETS
Budgeted Operating Profit (BOP)	$177,000	$633,000	$463,000	$1,909,000	$3,700,000
Threshold Operating Profit (TOP)	$410,000	$980,000	$640,000	$2,125,000	$5,500,000
Over Threshold Operating Profit (OTOP)	Actual Operating Profit attainment greater than the TOP

MAXIMUM BONUS POOL AMOUNTS(1)
Tier One—Base Bonus Pool:	$50,000	$100,000	$50,000	$50,000	$420,000
Tier Two—Threshold Bonus Pool:	$100,000	$150,000	$25,000	$25,000	No Pool	(2)
Tier Three—Participation Bonus of OTOP:	30.00%	30.00%	20.00%	20.00%

(1)	The maximum bonus pool amounts include amounts payable to executive officers who are not named executive officers, and for whom compensation disclosure is not provided herein.
(2)	The Executive Compensation Plan includes a Base Bonus Pool for annual achievement of the BOP target, but does not include a Threshold Bonus Pool for achievement of the annual TOP target.

The allocation of the aggregate Base Bonus Pool, Threshold Bonus Pool and Participation Bonus percentage among each of our named executive officers differs according to the named executive officer’s experience, position and responsibilities, as set forth in the table below.

Named Executive Officer	%	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter	Annual
Michael S. Fields
Tier One—Base Bonus Pool:	25%	$12,500	$25,000	$12,500	$12,500	$105,000
Tier Two—Threshold Bonus Pool:	25%	$25,000	$37,500	$6,250	$6,250	No Pool	(2)
Tier Three—Participation Bonus of OTOP:		8.40%	8.40%	5.60%	5.60%

Michael J. Shannahan
Tier One—Base Bonus Pool:	14%	$7,000	$14,000	$7,000	$7,000	$58,800
Tier Two—Threshold Bonus Pool:	14%	$14,000	$21,000	$3,500	$3,500	No Pool	(2)
Tier Three—Participation Bonus of OTOP:		5.10%	5.10%	3.40%	3.40%

Jay A. Jones
Tier One—Base Bonus Pool:	13%	$6,500	$13,000	$6,500	$6,500	$54,600
Tier Two—Threshold Bonus Pool:	13%	$13,000	$19,500	$3,250	$3,250	No Pool	(2)
Tier Three—Participation Bonus of OTOP:		4.20%	4.20%	2.80%	2.80%

Chad A. Wolf
Tier One—Base Bonus Pool:	6%	$3,000	$6,000	$3,000	$3,000	$25,200
Tier Two—Threshold Bonus Pool:	6%	$6,000	$9,000	$1,500	$1,500	No Pool	(2)
Tier Three—Participation Bonus of OTOP:		2.10%	2.10%	1.40%	1.40%

Daniel A. Turano
Tier One—Base Bonus Pool:	7%	$3,500	$7,000	$3,500	$3,500	$29,400
Tier Two—Threshold Bonus Pool:	7%	$7,000	$10,500	$1,750	$1,750	No Pool	(2)
Tier Three—Participation Bonus of OTOP:		1.20%	1.20%	0.80%	0.80%

Marchai B. Bruchey
Tier One—Base Bonus Pool:	14%	$7,000	$14,000	$7,000	N/A	$58,800
Tier Two—Threshold Bonus Pool:	14%	$14,000	$21,000	$3,500	N/A	No Pool	(2)
Tier Three—Participation Bonus of OTOP:		2.70%	2.70%	1.80%	N/A

John M. Thompson(3)
Tier One—Base Bonus Pool:	0%
Tier Two—Threshold Bonus Pool:	0%
Tier Three—Participation Bonus of OTOP:

(1)	The Tier-One Base Bonus Pool amounts for the first quarter reflect increases approved under the Executive Compensation Plan in October 2008. Although the Base Bonus Pool amounts were increased in October 2008, the bonuses earned and paid in the first quarter were compliant with the prior Tier-One Base Bonus Pool amounts approved in April 2008. For the first quarter, Mr. Fields earned $11,000, Mr. Shannahan earned $6,000, Mr. Jones earned $5,500, Mr. Wolf earned $2,500, Mr. Turano earned $3,000, Ms. Bruchey earned $7,000.
(2)	The Executive Compensation Plan includes a Base Bonus Pool for annual achievement of the BOP target, but does not include a Threshold Bonus Pool for achievement of the annual TOP target.
(3)	Mr. Thompson did not participate in the Executive Compensation Plan as it was still under consideration when Mr. Thompson notified the Company of his retirement in February 2008.

Each named executive officer’s total cash bonus award for 2008 can exceed the Base Bonus Amount if the BOP and TOP targets are achieved in each quarter and annually, and a Participation Bonus is awarded in any quarter for achievement of OTOP under the Executive Compensation Plan.

The Commission Amount

Three of our named executive officers had an additional cash commission component tied to our achievement of license, maintenance and professional services revenue targets. These individuals, Mr. Turano, Ms. Bruchey, and Mr. Wolf are (or were) employed in our sales and marketing departments where revenue generation is a primary focus. For Mr. Turano, his cash commission component is earned and paid upon our achievement of both quarterly and annual license, maintenance, and professional services revenue targets. Whereas, for Ms. Bruchey and Mr. Wolf, their cash commission component is earned and paid upon our achievement of annual license, maintenance and professional services revenue targets. The on-target commission amounts that each named executive officer could earn in 2008 for achievement of our revenue targets were as follows:

Named Executive Officer	Annual On-Target Commission Amount
Daniel A. Turano	$157,500
Marchai B. Bruchey	$60,000
Chad A. Wolf	$56,250

For 2008, the annual revenue targets for Mr. Turano were $24.75 million from license revenues, $29 million from maintenance revenues, and $21.5 million from professional services revenue. For Ms. Bruchey and Mr. Wolf, the annual revenue targets for maintenance and professional services revenues were the same as for Mr. Turano, but the annual revenue target from license revenues was $27.75 million. In 2008, Mr. Turano, Ms. Bruchey and Mr. Wolf earned commissions totaling $98,729, $11,238, and $12,295, respectively. The amount of the commissions earned and paid to each named executive officer equals the actual quarterly or annual license, maintenance, and professional services revenues achieved multiplied by a percentage that varies for each named executive officer depending on the source of revenue and the named executive officer’s contribution to the achievement of the revenue target. There was no minimum revenue requirement for payment of the commissions, except for commissions on professional services revenue, payment of which is conditioned on professional services operating at a 12% gross margin. In addition, for Ms. Bruchey and Mr. Wolf, to the extent we exceed a given revenue target, their fixed commission rates increased by a factor of one and one-third.

For Mr. Turano, to the extent we exceeded a given quarterly or annual revenue target, he earned a percentage of the amount by which revenues exceeded the target amount. For quarterly revenue targets the above-target commission percentages for Mr. Turano were 1.00% for license revenues, 0.10% for maintenance revenues and 0.25% for professional services revenues. For annual revenue targets, the above-target commission percentages for Mr. Turano were 2.00% for license revenues, 0.25% for maintenance revenues and 0.50% for professional services revenues.

Bonus Payments

The Executive Compensation Plan’s targets were sufficiently challenging for our named executive officers to achieve because such targets focused on our attainment of a continual and growing operating profit. In 2008, the BOP target was achieved in the first, second and third quarters, the TOP target was achieved only in the third quarter, and OTOP was achieved only in the third quarter. The Company failed to achieve any other profit targets during the year, including the annual measurement amounts, due to an unexpected drop in revenues in the fourth quarter which caused the Company to miss its operating profit targets.

In 2008, our named executive officers earned the following cash bonus awards under the Executive Compensation Plan: our Chief Executive Officer earned $64,718 all of which was paid in 2008, our former Chief

Financial Officer, Michael J. Shannahan, earned $36,552 all of which was paid in 2008, our Interim Chief Financial Officer and Chief Administrative Officer earned $33,234 all of which was paid in 2008, the President of eVergance earned $143,506 with payment of $5,314 occurring in 2009, our Senior Vice President of Worldwide Field Operations earned $142,706 with payment of $24,276 occurring in 2009, our former Chief Marketing Officer earned $71,142 all of which was paid in 2008, and our former Chief Financial Officer, John M. Thompson, earned $0 in 2008. For Mr. Wolf (the President of eVergance), Mr. Turano (our Senior Vice President of Worldwide Field Operations) and Ms. Bruchey (our former Chief Marketing Officer), the above amounts include both commission amounts and bonus awards under the Executive Compensation Plan. For Mr. Shannahan, the above amount does not include the sign-on bonus of $11,458 described below.

Equity Awards Under Long-Term Equity Incentive Plans

Equity Incentive Program

We believe that equity awards are a critical component in our ability to recruit and retain our executive officers. Equity awards also provide our named executive officers with long-term incentives to build stockholder value. Our equity incentive program strives to retain our named executive officers, to motivate them to achieve our annual strategic goals and to align the performance of our named executive officers with the interests of our stockholders through grants of several forms of equity, such as stock options, performance-based stock options and restricted stock.

We maintain the KANA 1999 Stock Incentive Plan and equity compensation plans assumed pursuant to acquisitions of certain companies. We may grant several different forms of an equity award under these plans, including stock options and restricted stock. The Compensation Committee is responsible for approving equity grants for our named executive officers. Stock Options are typically granted to our named executive officers when they first join the Company and in connection with annual re-fresh stock option grants based on merit and performance. In 2008, the Compensation Committee approved a stock option award to Mr. Shannahan to purchase 350,000 shares of our common stock in connection with his appointment as our Chief Financial Officer, however, no re-fresh stock option grants were made to any employees, including our named executive officers.

We have implemented a standardized program for granting dates for stock options. If there are stock option grants to consider, then on Monday of the second full week of each month, we provide a recommendation to the Compensation Committee regarding stock option grants for the named executive officers and other employees. The Compensation Committee then reviews the proposed stock option grants and renders a recommendation and approval, generally on the Thursday of such week, with the exercise price of such stock option grants being the closing price of our common stock on that Thursday.

Other Benefits

401(k) Retirement Plan

We have a 401(k) retirement plan, which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified amount. The Company, at its discretion, may make additional matching contributions on behalf of the participants of the retirement plan, but did not make any matching contributions in 2008 and has not, to date, in 2009.

Other Benefits

We offer our named executive officers a range of benefits including life, medical, dental, vision and disability programs in the geographical location where they are based. In providing these benefit programs, we aim to provide an attractive set of benefits, while managing business costs. These benefits are similar or the same benefits offered to all of our employees.

Perquisites

We do not typically offer cash or non-cash perquisites to our named executive officers that are not available to other employees. During fiscal year 2008, other than as described below, we did not provide any special benefits or perquisites to any named executive officer that exceeded $10,000; however, in the future, there may be times when a specific situation requires additional compensation to be given to a named executive officer that exceeds $10,000. As disclosed by us in June 2007, the Company agreed to pay monthly housing costs (rent) of our Chief Executive Officer. The total amount of rent paid in 2008 was $64,748.

Ownership Guidelines

We currently have not adopted stock ownership guidelines. While the Compensation Committee has discussed stock ownership guidelines in the past, and the potential benefit to us and our stockholders of implementing such guidelines, there are currently no plans to develop and implement stock ownership guidelines in 2009.

Severance or Change in Control Benefits

Our severance and change in control agreements are designed to facilitate our ability to attract and retain executive officers in a marketplace where such protections are commonly offered. The severance provisions are designed to ease an executive officer’s transition due to an unexpected termination of employment for on-going changes in our employment needs. For a description of the severance and change in control arrangements with our named executive officers, please see the section below entitled “Potential Payments Upon Termination or Change in Control.”

Tax and Accounting Implications

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1.0 million that is paid to our Chief Executive Officer and our three other most highly compensated employees. We believe that compensation paid under the executive compensation programs is generally fully deductible for federal income tax purposes. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.

Since the first quarter of 2006, we have accounted for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. The estimated fair value of the stock-based awards, less expected forfeitures, is amortized over requisite service period on a straight-line basis. SFAS 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the statements of operations. Because stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For share-based payment awards granted prior to, but not yet vested as of December 31, 2005, the employee stock-based compensation expense recognized in the consolidated statements of operations includes compensation expense, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No 123, “Accounting for Stock Based Compensation (“SFAS 123”).” For the share-based payment awards granted subsequent to December 31, 2005, the stock-based compensation expense recognized in the consolidated statements of operations includes compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Messrs. Batt, Clifford and Nemelka. No members of our Compensation Committee were employees of KANA or its subsidiaries during 2008 or at any time prior to 2008. During 2008, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or our Compensation Committee.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2008.

THE COMPENSATION COMMITTEE

William T. Clifford (Chairman)

John F. Nemelka

Jerry R. Batt

2008 SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation earned by each of the named executive officers for the fiscal years ended December 31, 2006, 2007 and 2008.

Name and Principal Position	Year	Salary	Bonus		Option Awards(1)	Non-Equity Incentive Plan Compensation(2)		All Other Compensation		Total
Michael S. Fields(3)	2008	$360,000			$397,787	$64,718		$64,748	(4)	$887,253
Chief Executive Officer and Chairman of Board of Directors	2007	$360,000			$588,876	$35,100		$25,687		$1,009,663
	2006	$360,000			$1,022,237	$455,715		$—		$1,837,952

John M. Thompson(5) Former Executive Vice President and Chief Financial Officer	2008	$180,929			$94,403	$—	(5)	$—		$275,333
	2007	$250,000			$110,173	$18,750		$—		$378,923
	2006	$235,000			$146,050	$227,858		$—		$608,908

Michael J. Shannahan(6) Former Executive Vice President and Chief Financial Officer	2008	$230,224	$11,458	(7)	$61,672	$36,552		$—		$339,906

Daniel A. Turano(8) Senior Vice President, Worldwide Field Operations	2008	$225,000			$104,269	$142,706	(9)	$—		$471,975
	2007	$202,500			$82,067	$129,236		$—		$413,803

Chad A. Wolf(10) President of eVergance	2008	$225,000			$37,582	$143,506	(11)	$—		$406,088

Jay A. Jones Senior Vice President, Chief Administrative Officer and Interim Chief Financial Officer	2008	$225,000			$92,389	$33,234		$—		$350,623
	2007	$225,000			$93,330	$18,750		$—		$337,080
	2006	$68,519			$26,154	$43,313		$—		$137,986

Marchai Bruchey(12) Former Senior Vice President and Chief Marketing Officer	2008	$166,667			$65,006	$71,142	(13)	$54,267	(14)	$357,082
	2007	$200,000			$86,220	$30,000		$—		$316,220

(1)	The amounts reported represent the stock-based compensation expense, excluding estimated forfeitures for service-based vesting, that was recognized for financial reporting purposes in accordance with SFAS 123(R), utilizing the assumptions discussed in Item 8, Note 1 “Kana Software, Inc. and Summary of Significant Accounting Policies – Stock-based Compensation” and Note 7 “Stockholders’ Equity (Deficit)” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	The amounts reported reflect the cash awards paid to each of our named executive officers under the Executive Compensation Plan described in more detail above under the heading “Compensation Discussion and Analysis.”
(3)	Mr. Fields is Chairman of our Board of Directors and did not receive any compensation for his service as a director.
(4)	The amount reported reflects the total value of payments made during 2008 for Mr. Fields’ corporate housing in Northern California pursuant to an arrangement that we entered into with Mr. Fields, in lieu of a salary increase, and that is described in more detail above in the section “Perquisites.”

(5)	Mr. Thompson retired from his position as Executive Vice President and Chief Financial Officer effective as of February 28, 2008. Mr. Thompson did not participate in the Executive Compensation Plan because it had not been adopted at the time of his retirement.
(6)	Mr. Shannahan served as Executive Vice President and Chief Financial Officer from March 2008 through May 18, 2009.
(7)	The amount reported reflects the total value of a one time non-refundable sign-on bonus made to Mr. Shannahan.
(8)	Compensation information for 2006 is not included in the Summary Compensation Table for Mr. Turano because he was not a named executive officer in 2006.
(9)	The amount reported includes $98,729 earned as commissions under the Executive Compensation Plan.
(10)	Compensation information for 2006 and 2007 is not included in the Summary Compensation Table for Mr. Wolf because he was not a named executive officer in either of those years.
(11)	The amount reported includes $12,295 earned as commissions under the Executive Compensation Plan.
(12)	Compensation information for 2006 is not included in the Summary Compensation Table for Ms. Bruchey because she was not a named executive officer in 2006. Ms. Bruchey retired in October 2008.
(13)	The amount reported includes $11,238 earned as commissions under the Executive Compensation Plan.
(14)	The amount reported reflects the severance payment and payment of accrued personal time made to Ms. Bruchey in conjunction with her retirement in October 2008.

2008 GRANTS OF PLAN-BASED AWARDS

Name3	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Option Awards: Number of Securities Underlying Options(2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target		Maximum(6)
Michael S. Fields		$167,500	$262,750		—

Michael J. Shannahan		$93,800	$153,600		—

	3/13/08					350,000	$1.42	$218,330

Daniel A. Turano		$87,100	$233,050	(3)	—

Chad A. Wolf		$40,200	$119,400	(4)	—

Jay A. Jones		$46,900	$140,950		—

Marchai B. Bruchey		$93,800	$216,100	(5)	—

(1)	This column sets forth the threshold and target amounts for each named executive officer’s non-equity incentive plan awards for the year ended December 31, 2008 under the Executive Compensation Plan. The threshold amount represents the cash bonus payable to each named executive officer upon our achievement of the BOP targets. The target amount represents the cash bonus payable to each named executive officer upon our achievement of the BOP and TOP targets, and includes commissions amounts payable upon our achievement of revenue targets for those named executive officers employed in the sales and marketing departments. The maximum amount payable to each named executive officer under the Executive Compensation Plan is a variable amount with no limit except for the limit placed on the total cash bonus pool for all executive officers, which is capped at $3,000,000 for 2008. The maximum amount payable depends on our achievement of OTOP. The Participation Bonus is paid as a fixed percentage of OTOP achieved, and there is no cap on the amount of OTOP achievable. The actual cash bonuses earned for the year ended December 31, 2008 for each named executive officer is set forth in the Summary Compensation Table above and under the heading “Compensation Disclosure and Analysis” above.
(2)	None of our named executive officers, other than Mr. Shannahan, received equity-based awards under our equity incentive plans in 2008.
(3)	The target amount includes $157,500 that could be paid out under Mr. Turano’s 2008 commissions-based incentive plan.

(4)	The target amount includes $56,250 that could be paid out under Mr. Wolf’s 2008 commissions-based incentive plan.
(5)	The target amount includes $60,000 that could be paid out under Ms. Bruchey’s 2008 commissions-based incentive plan.
(6)	The maximum amount payable to our named executive officers in the sales and marketing departments upon achievement of our revenue targets is described in more detail above, under the heading “Compensation Disclosure and Analysis—the Commission Amount.”

Material Terms of Employment Agreements

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

Michael J. Shannahan. In February 2008, we entered into an employment offer letter with Mr. Shannahan in connection with his appointment as our Executive Vice President and Chief Financial Officer. Pursuant to the terms of the employment offer letter, we agreed to pay Mr. Shannahan an annual base salary of $275,000 and a one time, non-refundable sign-on bonus of $11,458. In addition, Mr. Shannahan was eligible for an annual cash incentive award of up to $137,500, prorated to the length of Mr. Shannahan’s service in 2008, and based upon his achievement of individual objectives and our achievement of financial performance targets in 2008. In connection with his employment with us, the Compensation Committee granted Mr. Shannahan an option to purchase 350,000 shares of our common stock on March 13, 2008, at an exercise price equal to the fair market value of our common stock on the date of grant. 25% of the shares underlying the option vested on August 29, 2008, with the remainder of the shares vesting in 42 equal monthly installments until fully vested on February 29, 2012, subject to Mr. Shannahan’s continuous employment with us. Mr. Shannahan retired in May 2009.

On May 29, 2009, we entered into a separation agreement and release with Mr. Shannahan. Pursuant to this agreement, we paid Mr. Shannahan $137,500, which represented six months of his base salary, less applicable state and federal payroll deductions. In addition, we will pay Mr. Shannahan $27,552, less applicable state and federal payroll deductions, in six equal installments beginning on June 1, 2009 and ending on September 15, 2009. Lastly, we agreed to pay Mr. Shannahan’s health insurance premiums for six months under the Consolidated Omnibus Budget Reconciliation Act of 1995 (COBRA) should Mr. Shannahan make the election to continue the applicable health benefits under COBRA. Mr. Shannahan provided the Company with a general release of claims and covenant not to sue.

Jay A. Jones. In August 2006, we entered into an employment offer letter with Mr. Jones. Pursuant to the terms of Mr. Jones’ offer letter, the Compensation Committee granted Mr. Jones an option to purchase 200,000 shares of our common stock. In addition, we agreed to enter into a Change in Control Agreement with Mr. Jones, which, to date, has not been entered into yet. The Change in Control Agreement will provide Mr. Jones with six months accelerated vesting of any unvested shares subject to Mr. Jones’ initial option grant to purchase 200,000 shares of our common stock and separation pay equal to six months of Mr. Jones’ annual base salary to be paid over a six-month period upon the occurrence of a Change in Control Event (as defined below).

Daniel A. Turano. In July 2006, we entered into an employment offer letter with Mr. Turano. Pursuant to the terms of Mr. Turano’s offer letter, the Compensation Committee granted Mr. Turano an option to purchase 180,000 shares of our common stock. In addition, we agreed to enter into a Change in Control Agreement with Mr. Turano, which, to date, has not been entered into yet. The Change in Control Agreement will provide

Mr. Turano with six months accelerated vesting of any unvested shares subject to Mr. Turano’s initial option grant to purchase 180,000 shares of our common stock and separation pay equal to six months of Mr. Turano’s annual base salary to be paid over a six-month period upon the occurrence of a Change in Control Event (as defined below).

Chad A. Wolf. In May 2007, we entered into an employment agreement with Mr. Wolf. Pursuant to the terms of Mr. Wolf’s employment agreement, the Compensation Committee granted Mr. Wolf an option to purchase 100,000 shares of our common stock. If Mr. Wolf is terminated for Good Reason (as defined below) or his employment is terminated at any time without Cause (as defined below) or there occurs a Change in Control Event (as defined below) then Mr. Wolf will receive a lump sum payment equal to six months of his then-current base salary, a lump sum payment of $6,000 and 100% of the unvested shares underlying the then outstanding options granted to Mr. Wolf shall immediately vest.

Definitions Used in Employment Agreements

	Former CFO	Interim CFO and CAO	SVP, WW Field Ops	President, eVergance
	Michael J. Shannahan	Jay A. Jones	Daniel A. Turano	Chad Wolf

Cause	Cause for termination will exist after the occurrence of one or more of the following: (i) gross negligence or willful misconduct in the performance of, or his failure or refusal to perform his duties with KANA, as determined in good faith by our Board of Directors; (ii) unprofessional, unethical or fraudulent conduct or conduct that discredits KANA or is detrimental to KANA’s reputation, character or standing; (iii) dishonest conduct or a deliberate attempt to injure KANA; (iv) breach of his Invention Assignment and Confidentiality Agreements, and/or duty of confidentiality to KANA, including, without limitation the theft, misappropriation and/or misuse of KANA’s proprietary information; (v) failure or refusal to comply in any material respect with the reasonable policies, standards or regulations of KANA; (vi) any unlawful or criminal act which would reflect badly on KANA in our reasonable judgment; (vii) absence from work without an approved leave; or (viii) death.			Cause for termination will exist after the occurrence of one or more of the following: (i) gross negligence or willful misconduct in the performance of, or his failure or refusal to perform his duties with KANA, as determined by us in good faith, or his failure or refusal to perform his duties with us for more than 30 days after there has been delivered a written demand describing the duties he has failed or refused to perform; (ii) substantial and material failure to meet the reasonable expectations of our Board of Directors for his position, which failure is not the result of factors outside of the Executive’s control and that continue for more than 30 days after there has been a delivered a written demand for performance describing the specific deficiencies and specific manner in which his performance must be improved; (iii) failure or refusal to comply in any material respect with the reasonable policies, standards or regulations of KANA which continues for more than 30 days after there has been delivered a written demand describing the specific compliance deficiencies; (iv) conviction of a felony or a serious misdemeanor which reflects badly on KANA, in KANA’s reasonable judgment; (v) his absence from work, apart from vacation, for more than 30 days without an approved leave of absence; plus definitions (iii) and (iv) from the definition of Cause set forth in the agreements for Messrs. Shannahan, Jones and Turano.

	Former CFO	Interim CFO and CAO	SVP, WW Field Ops	President, eVergance
	Michael J. Shannahan	Jay A. Jones	Daniel A. Turano	Chad Wolf
Change in Control Event	A change in control of 50% or more of our outstanding stock, and following which, Mr. Shannahan is not offered the same or a similar position with the combined entity as the one he held prior to the change in control, or if he is terminated without Cause within six months of the change in control.		A change in control of 50% or more of our outstanding stock and, following which, they are not offered the same or a similar position at the combined entity as the position that they held prior to the change in control.	An Involuntary Termination (as defined below) within 12 months after (i) the closing of a consolidation or merger of KANA with or into any other corporation or corporations in which the holders of KANA’s outstanding shares immediately before such consolidation or merger do not, immediately after such consolidation or merger, retain stock representing a majority of the voting power of the surviving corporation of such consolidation or merger; (ii) the approval by KANA’s stockholders of a plan of complete liquidation of KANA; or a sale of all or substantially all of the assets of the Company.

Good Reason	N/A			(i) The relocation of the principal location where Mr. Wolf is required to perform his duties to more than fifty miles from Overland Park, Kansas; (ii) the occurrence of an Involuntary Termination (as defined below)

Involuntary Termination	N/A			An involuntary termination is defined as (i) a material reduction of his duties, position or responsibilities relative to his duties, position or responsibilities in effect immediately prior to such reduction without his express written consent; (ii) his removal from his duties, position and responsibilities, unless he is provided with substantially comparable duties, position and responsibilities; provided, however, that a reduction in duties, position or responsibilities solely by virtue of KANA being acquired and being made part of a larger entity is not an Involuntary Termination.

Separation Agreements

John M. Thompson. In February 2008, Mr. Thompson retired from his position as Chief Financial Officer. From February 2008 to September 2008, Mr. Thompson provided transitional services to us. During the transitional period, Mr. Thompson continued to receive his annual base salary but was no longer eligible for a cash incentive bonus. Mr. Thompson’s options also continued to vest until September 2008 in accordance with their terms and Mr. Thompson was given until March 2009 to exercise any vested options. Mr. Thompson did not exercise any options prior to March 2009 and as a result the vested options were then cancelled.

Marchai B. Bruchey. In February 2008, we entered into a letter agreement to amend Ms. Bruchey’s offer letter dated December 15, 2000 (the “amendment agreement”) that provided Ms. Bruchey with severance benefits. Pursuant to the terms of the amendment agreement, Ms. Bruchey received a lump-sum separation payment of six months annual base salary in connection with her retirement in October 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED DECEMBER 31, 2008

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael S. Fields	384,000	*	—		$2.95	9/7/2016
	838,282		167,657	(1)	2.95	9/7/2016

Michael J. Shannahan	72,971		277,083	(2)	1.42	3/13/2018

Jay A. Jones	112,500		87,500	(3)	2.95	9/7/2016
	14,076		15,924	(4)	3.10	1/31/2017

Daniel A. Turano	101,250		78,750	(5)	2.95	9/7/2016
	90,000		28,125	(6)	3.00	9/12/2017

Chad Wolf	37,500		62,500	(7)	3.10	6/13/2017

Marchai B. Bruchey(8)	2,322	*	—		6.67	12/17/2009
	1,575	*	—		8.76	4/11/2011
	41	*	—		8.76	4/11/2011
	162	*	—		8.76	4/11/2011
	1,210	*	—		8.76	4/11/2011
	756	*	—		8.76	4/11/2011
	5,250	*	—		18.76	6/28/2011
	1,875	*	—		0.10	10/12/2011
	21,699	*	—		14.41	12/13/2011
	3,301	*	—		14.41	12/13/2011
	3,000	*	—		9.48	5/1/2012
	750	*	—		1.63	8/1/2012
	10,000	*	—		3.32	1/21/2013
	50,000	*	—		3.38	4/26/2014
	89,583	(9)	10,417		1.591	3/2/2015
	24,600	*	—		1.87	3/24/2015
	62,500	(10)	37,500		2.95	9/8/2016
	13,125	(11)	16,875		3.10	2/1/2017

*	Option fully vested as of December 31, 2008.
(1)	Option vests as to 12.5% of the shares of common stock underlying it on February 26, 2006 and as to 1/48th of the underlying shares monthly thereafter until fully vested on August 26, 2009.
(2)	Option vests monthly as to 1/48th of the shares of common stock underlying it until fully vested on February 29, 2012
(3)	Option vests as to 12.5% of the shares of common stock underlying it on March 5, 2007 and as to 1/48th of the underlying shares monthly thereafter until fully vested on September 5, 2010.
(4)	Option vests monthly as to 1/48th of the shares of common stock underlying it until fully vested on January 1, 2011.
(5)	Option vests as to 12.5% of the shares of common stock underlying it on March 8, 2007 and as to 1/48th of the underlying shares monthly thereafter until fully vested on September 8, 2010.
(6)	Option vests monthly as to 1/48th of the shares of common stock underlying it until fully vested on September 13, 2011.
(7)	Option vests monthly as to 1/48th of the shares of common stock underlying it until fully vested on June 14, 2011.
(8)	Ms. Bruchey retired from KANA effective as of October 31, 2008. All outstanding equity awards held by Ms. Bruchey as of December 31, 2008 were cancelled in January 2009.
(9)	Option vests monthly as to 1/48th of the shares of common stock underlying it until fully vested on March 2, 2009.
(10)	Option vests monthly as to 1/48th of the shares of common stock underlying it until fully vested on April 20, 2010.
(11)	Option vests monthly as to 1/48th of the shares of common stock underlying it until fully vested on January 1, 2011.

2008 OPTIONS EXERCISES AND STOCK VESTED

None of our named executive officers acquired shares of our common stock pursuant to the exercise of options during our fiscal year ended December 31, 2008.

Potential Payments upon Termination or Change in Control

Pursuant to the terms of our named executive officers’ employment agreements, as described in more detail above, in the section “Material Terms of Employment Agreements,” certain of the stock options held by certain of our named executive officers provide for acceleration of vesting and exercisability with respect to unvested shares upon a change in control and if that named executive officer is not offered a similar or same position in the combined entity. The following table summarizes the potential payments and benefits payable to each of our named executive officers upon termination of employment or a change in control under each situation listed below, assuming, in each situation, that our named executive officers were terminated on December 31, 2008 and the price per share of our common stock was $0.70 the closing bid price of our common stock on December 31, 2008, which was the last trading day for our common stock in 2008. The amounts shown do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

None of our named executive officers would be entitled to the separation benefits listed in the event of a voluntary termination or termination for cause, death or disability. Mr. Thompson and Ms. Bruchey are not included in the table below due to their retirements in September 2008 and October 2008, respectively.

	No Change in Control		Following Change in Control
Executive Benefits and Payments Upon Termination	Termination Other Than for Cause		Termination Other Than for Cause
Michael S. Fields
Base Salary	$180,000		$180,000
Bonus	—		—
Medical continuation	—		—
Value of Accelerated Stock Options	—		117,360

Michael J. Shannahan(1)
Base Salary	$137,500		$167,500
Bonus	—		—
Medical continuation	—		—
Value of Accelerated Stock Options	—		—

Jay A. Jones
Base Salary	$—		$112,500
Bonus	—		—
Medical continuation	—		—
Value of Accelerated Stock Options	—		61,250

Daniel A. Turano
Base Salary	$—		$112,500
Bonus	—		—
Medical continuation	—		—
Value of Accelerated Stock Options	—		55,125

Chad Wolf
Base Salary	$112,500		$112,500
Bonus	6,000	(2)	6,000	(2)
Medical continuation	—		—
Value of Accelerated Stock Options	43,750		43,750

(1)	The amounts payable to Mr. Shannahan in connection with his retirement in May 2009 are described above under the heading “Material Terms of Employment Agreements.”
(2)	In addition, Mr. Wolf has the right to a pro rata portion of his annual bonus in the event his employment is terminated without Cause prior to the end of the fiscal year bonus period.

Compensation for Directors

In 2008, we paid each of our non-employee directors (i) an annual fee of $15,000 and (ii) an additional $2,500 for each of the four regularly scheduled Board of Directors meetings that such director attended. We paid the chairperson of the Audit Committee an additional $25,000, the chairpersons of the Compensation Committee and the Governance and Nominating Committee an additional $10,000 and the chairperson of the Strategy Committee an additional $15,000.

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

We reimburse our directors for reasonable travel and other expenses incurred in connection with attending the meetings of the Board of Directors.

DIRECTOR COMPENSATION FOR 2008

The table below summarizes the compensation that we paid our non–employee directors for the ended December 31, 2008:

Name(1)	Fees Earned or Paid in Cash	Option Awards(2)	Total
Jerry R. Batt	$32,500	$6,320	$38,820
William T. Clifford	$45,000	$22,504	$67,504
John F. Nemelka	$23,750	$22,525	$46,275
Stephanie Vinella	$47,500	$14,163	$61,663

(1)	Mr. Fields, our Chief Executive Officer and Chairman of the Board of Directors, is not included in this table as he is an employee of KANA and thus, received no compensation for his services as Chairman of the Board of Directors. The compensation received by Mr. Fields as an employee of KANA is shown above in the Summary Compensation Table.
(2)	The amounts reported represent the stock-based compensation expense that was recognized for financial reporting purposes in accordance with SFAS 123(R), utilizing the assumptions discussed in Item 8, Note 1 “Kana Software, Inc. and Summary of Significant Accounting Policies – Stock-based Compensation” and Note 7 “Stockholders’ Equity (Deficit)” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, without giving effect to estimated forfeitures.

The aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2008 is provided in the table below:

Non-Employee Director	Number of Options Outstanding
Jerry R. Batt	160,000
William T. Clifford	90,000
John F. Nemelka	70,000
Stephanie Vinella	145,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth information regarding the beneficial ownership of our common stock as of April 30, 2009, by the following individuals or groups:

•	each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;

•	each of our named executive officers;

•	each of our directors; and

•	all current directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Applicable percentage ownership in the following table is based on 41,214,666 shares of common stock outstanding as of April 30, 2009, as adjusted to include options and warrants exercisable within 60 days of April 30, 2009 held by the indicated stockholder or stockholders.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
Executive Officers and Directors:
Michael S. Fields(1)	1,341,923	3.2%
Michael J. Shannahan(2)	109,376	*
Jay A. Jones(3)	155,247	*
Daniel A. Turano(4)	163,125	*
Chad A. Wolf(5)	372,045	*
Marchai B. Bruchey	0	*
John M. Thompson	100,000	*
Jerry R. Batt(6)	160,000	*
William T. Clifford(7)	81,000	*
John F. Nemelka(8)	7,977,725	19.3%
Stephanie Vinella(9)	145,262	*
All 11 current directors and executive officers as a group(10)	10,896,775	24.9%

5% Stockholders:

NightWatch Capital Management, LLC(11)	7,912,725	19.2%
KVO Capital Management, LLC(12)	3,354,343	8.1%

*	Less than one percent of our outstanding common stock
(1)	Includes 1,341,923 shares subject to stock options that are exercisable within 60 days of April 30, 2009.
(2)	Includes 109,376 subject to stock options that are exercisable within 60 days of April 30, 2009.
(3)	Includes 155,247 shares subject to stock options that are exercisable within 60 days of April 30, 2009.
(4)	Includes 163,125 shares subject to stock options that are exercisable within 60 days of April 30, 2009.
(5)	Includes 50,000 shares subject to stock options that are exercisable within 60 days of April 30, 2009.
(6)	Includes 160,000 shares subject to stock options that are exercisable within 60 days of April 30, 2009.
(7)	Includes 80,000 shares subject to stock options that are exercisable within 60 days of April 30, 2009.
(8)	Includes 65,000 shares subject to stock options that are exercisable within 60 days of April 30, 2009 and 7,912,725 shares beneficially owned by NightWatch Capital Management, LLC (“NWCM”), based solely on information contained in an amended Schedule 13D/A filed by NWCM on May 22, 2007. See footnote 11 below for additional information on the shares beneficially held by NWCM.
(9)	Includes 145,000 shares subject to stock options that are exercisable within 60 days of April 30, 2009.
(10)	Includes 2,625,678 shares subject to stock options that are exercisable within 60 days of April 30, 2009 and 7,912,725 shares beneficially owned by NWCM, as described in more detail in footnote 11 below.
(11)	Based solely on information contained in an amended Schedule 13D/A filed by NWCM on May 22, 2007 with the SEC reporting beneficial ownership of 7,912,725 shares. Includes 6,317,273 shares of common stock held by NightWatch Capital Partners, LP and NightWatch Capital Partners II, LP (collectively, “NW Funds”) and warrants to purchase 1,595,452 shares of common stock by NW Funds. Pursuant to Advisory Agreements with NW Funds and acting through its managing member, NightWatch Capital Group, LLC (“NWCG”), NightWatch Capital Advisors, LLC, (“NWCA”) has the sole power to vote or direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWCA may be deemed to be the beneficial owner of these securities. Acting through its managing member, NightWatch Management, LLC (“NWM”), and in its capacity as the managing member of NWCA, NWCG has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWCG may be deemed to be the beneficial owner of these securities. Acting through its managing member, JFN Management, LLC (“JFNM”), and in its capacity as the managing member of NWCG, NWM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, NWM may be deemed to be the beneficial owner of these securities. Acting through its managing member, Mr. Nemelka, and in its capacity as the managing member of NWM, JFNM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, JFNM may be deemed to be the beneficial owner of these securities. In his capacity as managing member of JFNM, Mr. Nemelka has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities. Accordingly, Mr. Nemelka may be deemed to be the beneficial owner of these securities. Mr. Nemelka and each of the aforementioned NightWatch entities disclaim beneficial ownership of the shares held by NW Funds except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act). The principal business address of NWCM is 5314 River Run Drive, Suite 350, Provo, Utah 84604.
(12)	Based solely on information contained in a Schedule 13D/A filed by KVO Capital Management, LLC (“KVO”), Kernan V. Oberting and Robert B. Ashton with the SEC on May 12, 2009 reporting beneficial ownership of 3,354,343 shares. KVO has sole voting and dispositive power over these shares. Mr. Oberting is the Managing Member of KVO. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Oberting may be deemed to beneficially own all of the shares that KVO is deemed to beneficially own. Mr. Oberting disclaims beneficial ownership of any of these shares. The shares that KVO beneficially owns includes 354,675 shares held in a private account on behalf of Mr. Ashton, a portfolio manager of KVO, over which KVO has both voting and dispositive power pursuant to contract. KVO’s voting and dispositive power over these shares is revocable only if Mr. Ashton terminates his employment with KVO, at which time the right to vote and dispose of those shares will revert to him. The shares that KVO beneficially owns also includes 2,986,418 shares held in other private accounts over which KVO has both voting and dispositive power pursuant to contract. KVO’s voting and dispositive power over these shares is revocable on or after December 31, 2010. The principal business address of KVO Capital Management, LLC and Messrs. Oberting and Ashton is 44 S. Main Street, Box 17, Hanover, NH 03755.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of KANA common stock that may be issued under existing equity compensation plans. The category “Equity compensation plans approved by security holders” in the table below consists of the KANA 1999 Stock Incentive Plan, as amended (the “1999 Stock Incentive Plan”). The category “Equity compensation plans not approved by security holders” in the table below consists of the Broadbase Software, Inc. 1999 Equity Incentive Plan (the “Broadbase 1999 Plan”) and the Broadbase Software, Inc. 2000 Stock Incentive Plan (the “Broadbase 2000 Plan”). The Broadbase 1999 Plan and the Broadbase 2000 Plan were assumed by KANA in connection with the merger with Broadbase Software, Inc. in June 2001 and have not been subsequently approved by our stockholders.

The table does not include information with respect to shares subject to outstanding awards granted under other equity compensation arrangements assumed by KANA in connection with mergers and acquisitions of the companies that originally granted those awards.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans under which equity securities are authorized for issuance, as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)	6,377,487	$4.58	4,731,258
Equity compensation plans not approved by security holders(3)(4)	1,581,604	$3.08	11,168,719
Total	7,959,091	$4.28	15,899,977

(1)	Under the terms of the 1999 Stock Incentive Plan, on the first trading day of January of each year, the aggregate number of shares of our common stock reserved for issuance there under is increased automatically by a number of shares equal to 4.25% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year, up to a maximum of 10,000,000 shares per year.
(2)	Excludes options, warrants and other equity rights outstanding under the KANA 1997 Stock Option Plan and KANA 1999 Special Stock Option Plan, which are our inactive shareholder approved plans under which no additional awards may be granted. As of December 31, 2008, a total of 50,363 shares of our common stock were issuable upon exercise of outstanding options under those shareholder approved plans. The weighted-average exercise price of those options is $153.08.
(3)	Represents outstanding options to purchase shares of our common stock under the Broadbase 1999 Plan and the Broadbase 2000 Plan, which were assumed by us in connection with our merger with Broadbase Software, Inc. in June 2001. Under the terms of the Broadbase 1999 Plan, on the first trading day of January of each year, the aggregate number of shares of our common stock reserved for issuance under the plan is increased automatically by a number of shares equal to 5% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year. Please see below for a more detailed description of our equity compensation plans that do not require the approval of, and have not been approved by, our stockholders.
(4)

Excludes options, warrants and other equity rights assumed by KANA in connection with mergers and acquisitions, other than those awards issued under assumed plans, i.e., the Broadbase 1999 and 2000 Plans. As of December 31, 2008, a total of 23,082 shares of our common stock were issuable upon exercise of outstanding options under these other assumed arrangements. The weighted-average exercise price of these outstanding options is $98.85. No additional awards may be granted under these assumed arrangements.

Equity Compensation Plans Not Approved By Stockholders

We assumed the Broadbase 1999 Plan and the Broadbase 2000 Plan in connection with our merger with Broadbase Software, Inc. in June 2001. The Broadbase 1999 Plan permits the grant of nonqualified stock options, restricted stock and stock bonuses to our employees, consultants and directors. The Broadbase 2000 Plan permits the grant of nonqualified stock options and restricted stock to our employees, consultants and directors.

The Broadbase 1999 Plan and the Broadbase 2000 Plan allow the Compensation Committee to specify the specific conditions of grants, including but not limited to the vesting period, option period, termination provisions and transferability provisions. Options granted under both plans typically have an exercise price not less than the fair market value of our common stock on the date of grant, although both plans permit grants at lower exercise prices. Options granted under both plans generally become exercisable over a four-year period based on continued service and expire ten years after the grant date, subject to earlier termination in the event of a participant’s termination of service with KANA.

As of December 31, 2008, a total of 9,823,676 and 1,345,043 shares remained available for grant under the Broadbase 1999 Plan and the Broadbase 2000 Plan, respectively. Under the terms of the Broadbase 1999 Plan, on the first trading day of January of each year, the aggregate number of shares of our common stock reserved for issuance thereunder is increased automatically by a number of shares equal to 5% of the total number of shares of our outstanding common stock on the last trading day in December of the immediately preceding calendar year. The Broadbase 1999 Plan expires in July 2009 at which time the shares currently available for grant thereunder will no longer be eligible for grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions

Our Audit Committee is responsible for the review, approval or ratification of “related-person transactions” between KANA or its subsidiaries and related persons. Other than the compensation arrangements that are described above in “Material Terms of Employment Agreements” and “Potential Payments Upon Termination or Change in Control,” since January 1, 2008, except as described below, there have not been, and there are not currently proposed, any transactions or series of similar transactions in which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

During 2008 we employed the daughter of Michael Fields, our Chief Executive Officer, as our Director of Legal Services. Ms. Fields received total compensation of $150,709 in 2008. The $150,709 consisted of $130,000 in annual base salary, $15,000 earned as variable compensation upon achievement of personal objectives during each quarter of 2008, and $5,709 in stock-based compensation expense, excluding estimated forfeitures for service-based vesting, that was recognized for financial reporting purposes in accordance with SFAS No. 123(R).

Independence of the Board of Directors

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that each of Messrs. Batt, Clifford and Nemelka and Ms. Vinella are independent directors, as “independence” is defined in the marketplace rules of The NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fiscal 2008 and 2007 Audit Firm Fee Summary

Burr, Pilger & Mayer LLP (“BPM”) has served as our current independent registered public accounting firm and audited our consolidated financial statements for the years ended December 31, 2008 and 2007. Set forth below are the aggregated fees (in thousands) billed for audit and other services provided by BPM for 2008 and 2007.

	Year Ended December 31,
	2008	2007
Audit fees(1)	$617	$972
Audit-related fees(2)	—	22
Tax fees	—	—
All other fees:

Total fees	$617	$994

(1)	Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of our quarterly condensed consolidated financial statements and services, such as consents and review of SEC comment letters that are normally provided by BPM in connection with statutory and regulatory filing engagements.
(2)	Includes fees related to due diligence and accounting consultation in connection with a comfort letter and an acquisition.

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

All services provided by the Company’s independent registered public accounting firm in fiscal years 2007 and 2008 were approved in advance by the Audit Committee.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as currently in effect	8-K	000-27163	3.1	1/13/09

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Amended and Restated Rights Agreement, dated as of January 13, 2009, by and between Kana Software, Inc. and Computershare Trust Company, N.A.	8-K	000-27163	4.1	1/13/09

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.03	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.05	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.02	11/14/06

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan—Related Forms of Agreement.**±	S-8	333-32460	4.09	6/02/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.07	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**±	S-4/A	333-4896	4.09	11/09/00

10.08	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/09/97

10.09	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II. ±	10-Q	000-27163	10.03	5/11/00

10.10	Amendment to Lease, dated February 9, 2007, between Bohannon Trusts Partnership II and Kana Software, Inc.	10-K	000-27163	10.10	5/15/09

10.11	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.±	10-Q	000-27163	10.4	11/13/00

10.12	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

10.13	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

10.14	Warrant to Purchase Common Stock, dated December 10, 2003, between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

10.15	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.16	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.17	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.18	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.20	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.21	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.22	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.23	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.24	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.25	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.26	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.27	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.28	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.30	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/06/06

10.31	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

10.32	Offer Letter to Jay A. Jones, dated as of August 14, 2006.**	10-Q	000-27163	10.03	11/14/06

10.33	Employment Agreement, dated May 4, 2007, between Kana Software, Inc. and Mark A. Angel.**	10-Q	000-27163	10.02	8/14/07

10.34	Offer Letter to Michael J. Shannahan, dated as of February 28, 2008.**	10-K	000-27163	10.37	3/17/08

10.35	Offer Letter to Daniel A. Turano, dated July 18, 2006**	10-K/A	000-27163	10.48	4/29/08

10.36	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.37	Second Amended and Restated Loan and Security Agreement, dated March 28, 2008, between Kana Software, Inc., Bridge Bank, N.A..	10-K	000-27163	10.37	5/15/09

10.38	Patent License and Settlement Agreement, dated March 23, 2007, between Kana Software, Inc. and Polaris IP, LLC.†	10-Q	000-27163	10.02	5/14/07

10.39	Second Amended and Restated Loan and Security Modification Agreement, dated July 14, 2008.	10-K	000-27163	10.39	5/15/09

10.40	Loan and Security Modification Agreement, dated March 17, 2009.	10-K	000-27163	10.40	5/15/09

10.41	Loan and Security Modification Agreement, dated May 26, 2009	10-Q	000-27163	10.41	5/28/09

10.42	Employment Agreement by and between Kana Software, Inc. and Chad Wolf dated as of May 4, 2007					X

21.01	List of subsidiaries of Registrant.	10-K	000-27163	21.01	5/15/09

23.01	Consent of Independent Registered Public Accounting Firm.	10-K	000-27163	23.01	5/15/09

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24.01	Power of Attorney (included on page 90 of the Annual Report on Form 10-K).	10-K	000-27163	24.01	5/15/09

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.
†	Confidential treatment has been requested with regard to portions of the exhibit. Such portions were filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, state of California, on June 15, 2009.

KANA SOFTWARE, INC.

/s/ MICHAEL S. FIELDS
Michael S. Fields
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 15, 2009	By	/s/ MICHAEL S. FIELDS
Michael S. Fields
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: June 15, 2009	By	/s/ JAY A. JONES
Interim Chief Financial Officer
(Principal Financial Officer)

Date: June 15, 2009	By	/s/ WILLIAM FEICHTMANN
Chief Accounting Officer
(Principal Accounting Officer)

Date: June 15, 2009	By	/s/ JERRY R. BATT
Jerry R. Batt
Director

Date: June 15, 2009	By	/s/ STEPHANIE VINELLA
Stephanie Vinella
Director

Date: June 15, 2009	By	/s/ WILLIAM T. CLIFFORD
William T. Clifford
Director

Date: June 15, 2009	By	/s/ JOHN F. NEMELKA
John F. Nemelka
Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Amended and Restated Bylaws, as currently in effect	8-K	000-27163	3.1	1/13/09

3.06	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Amended and Restated Rights Agreement, dated as of January 13, 2009, by and between Kana Software, Inc. and Computershare Trust Company, N.A.	8-K	000-27163	4.1	1/13/09

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Kana Software, Inc. 1999 Special Stock Option Plan.**	S-8	333-32460	99.01	3/14/00

10.03	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—4-year vesting.**	S-8	333-32460	99.02	3/14/00

10.04	Kana Software, Inc. 1999 Special Stock Option Plan—Form of Nonstatutory Stock Option Agreement—30-month vesting.**	S-8	333-32460	99.03	3/14/00

10.05	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.02	11/14/06

10.06	Broadbase Software, Inc. 2000 Stock Incentive Plan—Related Forms of Agreement. **±	S-8	333-32460	4.09	6/02/00

10.07	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**±	S-4/A	333-4896	4.09	11/09/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.08	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/09/97

10.09	Lease Agreement, dated December 23, 1999, between Broadbase Software, Inc. and Bohannon Trusts Partnership II. ±	10-Q	000-27163	10.03	5/11/00

10.10	Amendment to Lease, dated February 9, 2007, between Bohannon Trusts Partnership II and Kana Software, Inc.	10-K	000-27163	10.10	5/15/09

10.11	Lease Agreement, dated August 11, 2000, between Broadbase Software, Inc. and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.±	10-Q	000-27163	10.4	11/13/00

10.12	Assignment Agreement and First Amendment of Lease dated November 11, 2002 between the Registrant and J. Robert S. Wheatley and Roger A. Fields, d.b.a. R & R Properties.	8-K	000-27163	99.1	11/21/02

10.13	Share Purchase Agreement by and among Kana Software, Inc., TCV IV, L.P., and TCV IV Strategic Partners, L.P., dated as of November 28, 2001.	8-K/A	000-27163	99.01	12/13/01

10.14	Warrant to Purchase Common Stock, dated December 10, 2003, between Kana Software, Inc. and IBM.	10-K	000-27163	10.20	3/19/04

10.15	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.16	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.17	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.18	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.20	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.21	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.22	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.23	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.24	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.25	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.26	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.27	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.28	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.30	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/06/06

10.31	Employment Offer Letter, between Kana Software, Inc. and Michael S. Fields, dated as of September 9, 2005.**	8-K/A	000-27163	10.01	11/23/05

10.32	Offer Letter to Jay A. Jones, dated as of August 14, 2006.**	10-Q	000-27163	10.03	11/14/06

10.33	Employment Agreement, dated May 4, 2007, between Kana Software, Inc. and Mark A. Angel.**	10-Q	000-27163	10.02	8/14/07

10.34	Offer Letter to Michael J. Shannahan, dated as of February 28, 2008.**	10-K	000-27163	10.37	3/17/08

10.35	Offer Letter to Daniel A. Turano, dated July 18, 2006**	10-K/A	000-27163	10.48	4/29/08

10.36	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

10.37	Second Amended and Restated Loan and Security Agreement, dated March 28, 2008, between Kana Software, Inc., Bridge Bank, N.A..	10-K	000-27163	10.37	5/15/09

10.38	Patent License and Settlement Agreement, dated March 23, 2007, between Kana Software, Inc. and Polaris IP, LLC.†	10-Q	000-27163	10.02	5/14/07

10.39	Second Amended and Restated Loan and Security Modification Agreement, dated July 14, 2008.	10-K	000-27163	10.39	5/15/09

10.40	Loan and Security Modification Agreement, dated March 17, 2009.	10-K	000-27163	10.40	5/15/09

10.41	Loan and Security Modification Agreement, dated May 26, 2009	10-Q	000-27163	10.41	5/28/09

10.42	Employment Agreement by and between Kana Software, Inc. and Chad Wolf dated as of May 4, 2007					X

21.01	List of subsidiaries of Registrant.	10-K	000-27163	21.01	5/15/09

23.01	Consent of Independent Registered Public Accounting Firm.	10-K	000-27163	23.01	5/15/09

24.01	Power of Attorney (included on page 90 of the Annual Report on Form 10-K).	10-K	000-27163	24.01	5/15/09

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates management contract or compensatory plan or arrangement.
±	Filed by Broadbase Software, Inc.
†	Confidential treatment has been requested with regard to portions of the exhibit. Such portions were filed separately with the Securities and Exchange Commission.