Form 10-Q
period 2009-06-30
KANA SOFTWARE INC
filed 2009-08-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

On July 31, 2009, 41,214,666 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

Kana Software, Inc.

Form 10-Q

Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,939	$6,988
Accounts receivable, net of allowance of $136 and $217 at June 30, 2009 and December 31, 2008, respectively	6,030	7,556
Prepaid expenses and other current assets	2,063	2,030

Total current assets	11,032	16,574
Restricted cash, long-term	305	751
Property and equipment, net	1,544	1,923
Goodwill	12,415	12,415
Acquired intangible assets, net	1,476	1,726
Other assets	131	428

Total assets	$26,903	$33,817

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$3,856	$6,000
Notes payable	247	1,821
Accounts payable	3,045	3,559
Accrued liabilities	5,088	5,143
Accrued restructuring	873	946
Deferred revenue	13,700	12,946

Total current liabilities	26,809	30,415
Deferred revenue, long-term	242	86
Accrued restructuring, long-term	94	234
Notes payable, long-term	—	13
Other long-term liabilities	451	479

Total liabilities	27,596	31,227

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,214,666 and 41,212,791 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	41	41
Additional paid-in capital	4,319,694	4,320,743
Accumulated other comprehensive loss	(801)	(684)
Accumulated deficit	(4,319,627)	(4,317,510)

Total stockholders’ equity (deficit)	(693)	2,590

Total liabilities and stockholders’ equity (deficit)	$26,903	$33,817

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues:
License fees	$1,518	$3,972	$2,717	$9,695
Services	10,395	12,681	20,088	25,243

Total revenues	11,913	16,653	22,805	34,938

Costs and expenses (1):
Cost of license fees	187	146	375	558
Cost of services	3,606	5,340	8,084	10,758
Amortization of acquired intangible assets	125	125	250	250
Sales and marketing	2,235	5,028	5,237	11,272
Research and development	3,386	3,426	7,049	6,760
General and administrative	2,115	2,641	4,715	5,825
Restructuring	805	—	805	(482)

Total costs and expenses	12,459	16,706	26,515	34,941

Loss from operations	(546)	(53)	(3,710)	(3)
Interest and other income (expense), net	(51)	(64)	(137)	(167)

Loss before income tax expense	(597)	(117)	(3,847)	(170)
Income tax expense	(10)	(20)	(26)	(46)

Net loss	$(607)	$(137)	$(3,873)	$(216)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.09)	$(0.01)

Shares used in computing basic and diluted net loss per share	41,215	41,212	41,214	41,211

(1) Stock-based compensation included in the expense line items:

Cost of services	$67	$82	$150	$185
Sales and marketing	103	176	214	340
Research and development	71	96	134	173
General and administrative	139	207	316	424

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,873)	$(216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	662	587
Amortization of acquired intangible assets	250	250
Stock-based compensation	814	1,122
Provision for doubtful accounts	9	5
Change in fair value of warrant liability	(4)	—
Restructuring expense (recovery)	341	(482)
Non-cash interest accretion	23	77
Changes in operating assets and liabilities:
Accounts receivable	1,484	(1,389)
Prepaid expenses and other assets	264	349
Accounts payable and accrued liabilities	(715)	50
Accrued restructuring	(554)	(695)
Deferred revenue	893	(609)

Net cash used in operating activities	(406)	(951)

Cash flows from investing activities:
Purchases of property and equipment	(284)	(844)
Acquisition, net of cash acquired	—	85
Decrease in restricted cash	446	—

Net cash provided by (used in) investing activities	162	(759)

Cash flows from financing activities:
(Repayments) borrowings on line of credit, net	(2,144)	2,111
Borrowings on notes payable	227	—
Repayments on notes payable	(1,814)	(1,410)

Net cash (used in) provided by financing activities	(3,731)	701

Effect of exchange rate changes on cash and cash equivalents	(74)	(85)

Net decrease in cash and cash equivalents	(4,049)	(1,094)
Cash and cash equivalents at beginning of period	6,988	4,306

Cash and cash equivalents at end of period	$2,939	$3,212

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity/Basis of Presentation

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2009, the Company had an accumulated deficit of $4.3 billion and has experienced recurring losses. Historically, the Company has financed its operations through a combination of debt financings, proceeds from common stock offerings, and sales of its products. The Company expects to finance future cash needs primarily through sales of its products and from proceeds from equity or debt financings; however, it cannot be assured that such financings will be available on acceptable terms, or at all. The Company continues to take steps to lower the expenses related to cost of revenues, sales and marketing, and general and administrative areas of the Company.

Since 1997 the Company has incurred substantial costs to develop its products and to recruit, train and compensate personnel for its engineering, sales, marketing, client services, and administration departments. As a result, the Company has incurred substantial losses since inception. On June 30, 2009, the Company had cash and cash equivalents of $2.9 million and borrowings outstanding under a line of credit of $3.9 million due in June 2010 and borrowings outstanding under notes payable of $247,000 due in varying monthly installments through June 30, 2010. As of June 30, 2009, the Company had negative working capital of $2.1 million, excluding $13.7 million of deferred revenue, and stockholders’ deficit of $693,000. Loss from operations was $546,000 for the three months ended June 30, 2009. Net cash provided by operating activities was $38,000 for the three months ended June 30, 2009. Based on the Company’s current 2009 revenue expectations, it expects its cash and cash equivalents, including the $1 million loan closed on July 30, 2009, will be sufficient to meet its working capital and capital expenditure needs through June 30, 2010. If the Company does not meet its 2009 revenue expectations, there may be doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

During the third quarter of 2008, the Company reduced headcount by 14 employees to reduce expenses. Additionally, during the second quarter of 2009, the Company reduced headcount by 27 employees to better align its cost structure with its revenues. The Company is continuing to find ways to lower costs without materially changing support for its customers. If the Company experiences lower than anticipated demand for its products, it will need to further reduce costs, issue equity securities or borrow money to meet its cash requirements. Any such equity issuances could be dilutive to the Company’s stockholders, and any equity or debt financings may be on unfavorable terms, if at all.

Subsequent Events

The Company’s management has evaluated and disclosed subsequent events from the balance sheet date of June 30, 2009 through August 13, 2009, the day before the date that these financial statements were filed with the Securities and Exchange Commission (the “SEC”) in this Quarterly Report on Form 10-Q.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by KANA and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the rules and regulations of the SEC. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA’s audited consolidated financial statements and notes included in KANA’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on May 15, 2009. The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Reclassification

Certain reclassifications have been made to the 2008 presentation to conform to the 2009 presentation, none of which had an effect on net loss, total assets, or total stockholders’ equity.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities or payment terms. Based on prevailing borrowing rates for lines of credit and notes payable with similar terms, the carrying value of the Company’s line of credit and note payable obligations approximate fair value as of June 30, 2009.

Stock-based Compensation

Employee stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008 related to stock options was $380,000 and $561,000, respectively and was $814,000 and $1.1 million for the six month periods ended June 30, 2009 and 2008, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

For each of the three and six month periods ended June 30, 2009, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 9,055,000 shares, and for each of the three and six month periods ended June 30, 2008, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 11,260,000 shares, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes that the FASB Accounting Standards Codification (“the Codification”) will become the single official source of authoritative generally accepted accounting principles (“GAAP”) in the United States of America, other than guidance issued by the SEC. Following SFAS 168, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its business, results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. This standard was effective for interim periods which ended after June 15, 2009. See Note 1, “Kana Software, Inc. and Summary of Significant Accounting Policies – Subsequent Events,” for disclosure of the date to which subsequent events are disclosed and Note 11, “Subsequent Events,” for disclosure of subsequent events.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2009 (in thousands):

	Fair Value at June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$117	$117	$—	$—

Liabilities:
Warrant liability (see Note 10)	$104	$—	$104	$—

Note 3. Goodwill and Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is five years. The Company reported amortization expense on acquired intangible assets of $125,000 for each quarter in the periods ended June 30, 2009 and 2008 and $250,000 for each of the six month periods ended June 30, 2009 and 2008. The components of goodwill and other intangible assets are as follows (in thousands):

	June 30, 2009	December, 31 2008
Goodwill	$12,415	$12,415

Intangibles:
Customer relationships	$2,650	$2,650
Purchased technology	14,650	14,650
Less: accumulated amortization	(15,824)	(15,574)

Intangibles, net	$1,476	$1,726

The estimated future amortization expense of purchased intangible assets as of June 30, 2009 is as follows (in thousands):

Remainder of year ending December 31, 2009	$250
Year ending December 31, 2010	500
Year ending December 31, 2011	500
Year ending December 31, 2012	226

Total	$1,476

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

The following table summarizes activities under all of the Company’s equity incentive plans, including the 1999 Stock Incentive Plan and equity incentive plans assumed by the Company pursuant to the acquisition of certain companies, for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2008	8,026,161	$4.96
Options cancelled and forfeited	(743,925)	3.10
Options exercised	(1,875)	0.10		$1,217
Options granted	51,500	0.74

Balances, March 31, 2009	7,331,861	5.12	7.22	$3,662
Options cancelled and forfeited	(591,332)	3.11
Options exercised	—	—		$—
Options granted	—	—

Balances, June 30, 2009	6,740,529	5.29	6.36	$6,196

Options vested and exerciseable and expected to be vested and exerciseable at June 30, 2009	6,075,214	$5.41	6.17	$5,371
Options vested and exerciseable at June 30, 2009	5,270,459	$5.06	5.95	$3,854

At June 30, 2009, the Company had 17,179,230 options available for grant under equity incentive plans that expired in July 2009. Any replacement plans will require shareholder approval.

At June 30, 2009, the Company had $1.8 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 1.8 years. This amount excludes unrecognized stock-based compensation expense that relates to non-employee stock options, which cannot be estimated prior to the measurement date.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2009:

	Options Outstanding			Options Vested and Exerciseable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (inYears)	Weighted Average Exercise Price Per Share	Number Exerciseable	Weighted Average Exercise Price Per Share
$ 0.10 - 1.70	982,329	6.27	$1.38	696,968	$1.49
1.71 - 2.81	482,864	6.68	2.12	369,334	2.10
2.95 - 2.95	2,856,077	6.52	2.95	2,528,180	2.95
3.00 - 3.10	1,026,480	7.26	3.09	585,598	3.09
3.13 - 4.74	1,055,992	6.28	3.65	788,277	3.77
5.75 - 566.25	335,787	1.85	50.93	301,102	39.52
735.00 - 735.00	1,000	0.42	735.00	1,000	735.00

Total	6,740,529	6.36	$5.29	5,270,459	$5.06

Employee stock-based compensation is calculated using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the three and six months ended June 30, 2009 and 2008 were as follows (there were no employee stock option grants during the three months ended June 30, 2009):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	n/a	2.88%	1.34%	2.63%
Expected volatility	n/a	54%	69%	50%
Expected life (in years)	n/a	4	4	5
Dividend yield	n/a	0%	0%	0%

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

The weighted-average fair value of options granted during the six months ended June 30, 2009 was $0.41 per share.

The forfeiture rate of employee stock options for 2009 was calculated using the Company’s historical terminations data.

Note 5. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three and six month periods ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(607)	$(137)	$(3,873)	$(216)
Foreign currency translation loss	(87)	(111)	(117)	(265)

Comprehensive loss	$(694)	$(248)	$(3,990)	$(481)

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

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as the Company and certain of the Company’s current and former officers were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the Company’s case, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by the Company. Although the Company believes that the plaintiffs’ claims had no merit, the Company decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a September 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company) and underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009. As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement. A hearing is scheduled for September 10, 2009 to determine whether the proposed settlement should be granted final approval. Although the District Court has granted preliminary approval of the proposed settlement agreement, there can be no guarantee that the Company will receive final approval from the District Court. The Company believes that it has meritorious defenses to these claims. If the proposed settlement is not approved and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

In October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints. In addition, certain issuer defendants filed a joint motion to dismiss the complaints. The parties entered into a stipulation, entered as an order by the Court, that the Company was not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join in the motions to dismiss. This matter was dismissed with prejudice on March 12, 2009. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 22, 2009, the Ninth Circuit issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals, and on May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program. Under the current briefing schedule, the parties’ appellate briefs are due as follows: plaintiff’s initial brief is due August 26, 2009; defendants’ opposing briefs, including the underwriter defendants’ cross-appeal arguments, are due October 2, 2009; plaintiff’s reply brief, including opposition to the cross-appeal, is due November 2, 2009; and the underwriter defendants’ cross-appeal reply brief is due November 17, 2009.

On June 22, 2009, a stockholder of the Company, KVO Capital Management, LLC (“KVO”), filed suit in Delaware Chancery Court, seeking to enjoin and postpone the Company’s annual meeting of stockholders, which had been properly scheduled for July 15, 2009. KVO claimed that the timing of the annual meeting improperly prevented KVO from proposing an alternative slate of directors for election at the annual meeting. The Company subsequently rescheduled its annual meeting to December 1, 2009, mooting KVO’s claims in the lawsuit. KVO has advised the Delaware Chancery Court that KVO may seek attorneys’ fees and costs in connection with the lawsuit, but has not yet made application for such fees and costs. The Company intends to oppose any requests for fees and costs by KVO.

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

b) Indemnification

Many of the Company’s software license agreements require the Company to indemnify its customers for any claim or finding of intellectual property infringement. KANA periodically receives notices from customers regarding patent license inquiries they have received which may or may not implicate these indemnity obligations. Any litigation, brought by others, or the Company could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which the Company is accused of infringement might cause product shipment delays, require KANA to develop alternative technology or require KANA to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement was made against the Company and it could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, the Company’s business could be significantly harmed. Such indemnification provisions are accounted for in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). In prior periods, the Company has incurred minimal costs related to such claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. There were no outstanding claims of infringement at June 30, 2009.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.

(c) Warranties

The Company generally provides a warranty for its software products and services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. Such warranties are accounted for in accordance with SFAS 5. The Company has not provided for a warranty accrual as of June 30, 2009 or December 31, 2008 because, to date, the Company’s product warranty expense has not been significant. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Restructuring Costs

The following table provides a summary of restructuring activity during the six months ended June 30, 2009 and 2008 (in thousands):

	Facilities	Severance and Related	Total
Restructuring accruals:
Accrual as of December 31, 2007	$2,752	$—	$2,752
Restructuring recovery	(482)	—	(482)
Payments made	(931)	—	(931)
Sublease payments received	236	—	236

Accrual as of June 30, 2008	$1,575	$—	$1,575

Accrual as of December 31, 2008	$1,180	$—	$1,180
Restructuring expense	273	532	805
Payments made	(784)	(417)	(1,201)
Sublease payments received	183	—	183

Accrual as of June 30, 2009	$852	$115	$967

In March 2008, the Company was notified by the subtenant of one of the facilities included in the restructuring accrual of the subtenant’s intent to lease additional space and extend its sublease through the end of the Company’s lease term. As a result of this agreement, the Company recorded a restructuring recovery of approximately $482,000. The agreement was executed in May 2008.

In April 2009, the Company signed a Settlement and Release Agreement with RMJM Group, Inc. (“RMJM”), the sub landlord for one of the properties included in the restructuring accrual that provided for RMJM to draw down a letter of credit held by RMJM as security for RMJM’s lease. The proceeds of the draw down and current cash deposit held by RMJM will be applied to all remaining lease payments and estimated additional operating costs for the remainder of the lease that expires in January 2010. The funds in excess of the remaining rent and estimated additional operating costs would be returned to the Company. The Company remains responsible for any additional charges over the estimate through the remaining lease term.

In April 2009, the Company implemented various cost reduction activities to reduce operating costs. The expense related to reduction in workforce was approximately $532,000 and the expense related to the Settlement and Release Agreement with RMJM was approximately $167,000. Additionally, in June 2009, the Company had another facility settlement for one of its European offices and the related expense was approximately $106,000.

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

Geographic information on revenues for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
North America	$9,620	$12,389	$17,306	$26,590
Europe	2,058	3,947	5,036	7,614
Asia Pacific	235	317	463	734

Total	$11,913	$16,653	$22,805	$34,938

During the three months ended June 30, 2009, no customer accounted for greater than 10% of total revenues. During the three months ended June 30, 2008, one customer accounted for 18% of total revenues. During the six months ended June 30, 2009 and 2008, no customer accounted for greater than 10% of total revenues. As of June 30, 2009, no customer receivables represented greater than 10% of our gross accounts receivable.

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, is as follows (in thousands):

	June 30, 2009	December 31, 2008
United States	$1,652	$2,306
International (primarily Europe)	23	45

Total	$1,675	$2,351

Note 9. Line of Credit and Note Payable

(a) Line of Credit

On November 30, 2005, the Company established a banking relationship with Bridge Bank N.A. (“Bridge”) and entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company had access to a loan facility of $7.0 million. The Company has since amended the agreement with Bridge, most recently on March 28, 2008, when the Company entered into a Second Amended and Restated Loan and Security Agreement with Bridge which has subsequently been amended and under which the Company currently has access to a loan facility of $6.0 million (“March Loan Facility”). The March Loan Facility is a formula-based revolving line of credit based on 80% of eligible receivables subject to a sublimit of $2.5 million that is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under the line of credit were converted into a 33 month term loan on March 26, 2008 in the amount of $1.6 million. An additional $500,000 borrowed under the additional equipment financing provision was converted into a 36 month term loan on September 30, 2008. The total combined borrowing under the March Loan Facility and sublimits cannot exceed $6.0 million. The March Loan Facility is collateralized by all of the Company’s assets and expires June 30, 2010, at which time the entire balance under the formula-based line of credit will be due. Interest for the formula-based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate (with a floor rate set at 4%) plus 2.50%, and was 6.50% as of June 30, 2009. The March Loan Facility contains certain restrictive covenants including, but not limited to, certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If the Company is not in compliance with the covenants of the March Loan Facility, Bridge has the right to declare an event of default and all of the outstanding balances owed under the March Loan Facility would become immediately due and payable.

On March 17, 2009, the Company entered into a Loan and Security Modification Agreement with Bridge that provided a one-time waiver for non-compliance with the financial covenants for the quarter ended December 31, 2008, and increased the interest rate to the WSJ Prime Lending Rate (with a floor rate of 4%) plus 2.50% until compliance with financial covenants can be shown.

On May 26, 2009, the Company entered into another Loan and Security Modification Agreement (“May Amendment”) with Bridge that provided a one-time waiver for non-compliance with the financial covenants for the quarter ended March 31, 2009 and the month ended April 30, 2009. The May Amendment set the total loan facility amount to $6.0 million and extended the maturity date to June 30, 2010. As a requirement of the May Amendment, availability under the existing revolving line of credit was used to prepay all amounts outstanding under the existing term loans for equipment. Additionally, modifications were made to the existing restrictive covenants and certain covenants were added related to raising additional capital. In addition, the Company’s existing credit facilities prohibit the payment of cash or stock dividends on its capital stock without the lender’s prior written consent.

As of June 30, 2009, the Company had $3.9 million outstanding under the March Loan Facility revolving credit line. The available balance of the March Loan Facility was also lowered by $116,000 to secure a letter of credit related to a building lease, leaving an available balance of $2.0 million as of June 30, 2009.

(b) Notes Payable

As of June 30, 2009, there was $247,000 classified as current portion of notes payable. The notes payable consist of four obligations: (1) a capital lease obligation for office furniture and equipment, which had a 5 year term, of which 12 months were remaining as of June 30, 2009, and an annual interest rate of 8.58%; (2) a short-term financing of Directors and Officers insurance and has a fixed interest rate of 9.87%, payable in 2 remaining monthly installments of principal and interest; (3) a short term financing for computer equipment, which has 2 monthly payments remaining; and (4) a short term financing for computer equipment, which has 6 monthly payments remaining, and an annual interest rate of 9%.

Note 10. Warrants

Effective January 1, 2009 the Company adopted the provisions of EITF 07-5. As a result of adopting EITF 07-5, warrants to purchase 1,914,586 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45 and expire in September 2010 and October 2010. Effective January 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, from equity to liability status, as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, the Company reclassified the effects of prior accounting for the warrants in the amount of $1.8 million from additional paid-in capital to accumulated deficit, and $108,000 from additional paid-in capital to warrant liability. The fair value of these common stock purchase warrants is included with accrued liabilities on the condensed consolidated balance sheets. The fair value decreased to $102,000 as of March 31, 2009, and subsequently increased to $104,000 as of June 30, 2009. Accordingly, the Company recognized a $6,000 gain from the change in fair value of these warrants for the three months ended March 31, 2009 and a $2,000 expense from the change in fair value for the three months ended June 30, 2009. The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of January 1, 2009, and June 30, 2009 were as follows:

	Expiration Date
	September 2010	October 2010
Assumptions as of January 1, 2009:
Risk-free interest rate	2.27%	2.27%
Expected volatility	68%	66%
Expected life (in years)	1.75	1.83
Dividend yield	0%	0%

	Expiration Date
	September 2010	October 2010
Assumptions as of June 30, 2009:
Risk-free interest rate	1.34%	1.34%
Expected volatility	77%	74%
Expected life (in years)	1.25	1.33
Dividend yield	0%	0%

Note 11. Subsequent Events

On July 30, 2009, the Company entered into a Loan and Security Modification Agreement to the March Loan Facility (“July Amendment”) that modified the March Loan Facility to provide for subordinated indebtedness of $1.0 million from Agility Capital, LLC (“Agility”). The July Amendment also provided a waiver for non-compliance with the covenant to raise additional capital by June 15, 2009.

On July 30, 2009, the Company entered into a Loan Agreement (“Loan”) with Agility for $1.0 million. The Loan is repayable in equal monthly installments of $90,000 plus interest at 15% per year and is due on June 30, 2010 or upon a change of control of the Company, if that event occurs earlier. The Loan provides for a facility origination fee of $40,000 due on closing and a fee of $350,000 due on the maturity date or repayment date, whichever is earlier.

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

We have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. On June 30, 2009, we had cash and cash equivalents of $2.9 million. As of June 30, 2009, we had negative working capital of $2.1 million, excluding $13.7 million of deferred revenue, and stockholders’ deficit of $693,000. We recorded losses from operations of $546,000 and $3.7 million for the three and six month periods ended June 30, 2009, respectively, and losses from operations of $53,000 and $3,000 for the three and six month periods ended June 30, 2008, respectively. Net losses were $607,000 and $3.9 million for the three and six month periods ended June 30, 2009, respectively, and $137,000 and $216,000 for the three and six month periods ended June 30, 2008, respectively. Net cash used in operating activities was $406,000 and $951,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, we had 198 full-time employees, a decrease from 229 employees at December 31, 2008 and a decrease from 234 employees at June 30, 2008.

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

We believe that our most critical accounting policies are those that require management to make difficult, subjective and complex judgments, and are most important to the portrayal of our financial condition and results of operations. We believe the following critical accounting policies are used in the preparation of our condensed consolidated financial statements:

•	revenue recognition;

•	accounting for internal-use software;

•	restructuring;

•	goodwill and intangible assets;

•	income taxes;

•	contingencies and litigation; and

•	stock-based compensation.

The critical accounting estimates associated with these policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on May 15, 2009. We believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2009 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
	(unaudited)			(unaudited)
Revenues:
License fees	13%	24%		12%	28%
Services	87	76		88	72

Total revenues	100	100		100	100

Costs and expenses:
Cost of license fees	2	*		2	2
Cost of services	30	32		35	31
Amortization of acquired intangible assets	1	*		1	*
Sales and marketing	19	30		23	32
Research and development	28	21		31	19
General and administrative	18	16		21	17
Restructuring	7	—		4	(1)

Total costs and expenses	105	100		116	100

Loss from operations	(5)	*		(16)	*
Interest and other income (expense), net	*	*		*	*

Loss before income tax expense	(5)	*		(17)	*
Income tax expense	*	*		*	*

Net loss	(5)%	*	%	(17)%	* %

*	Less than 1%

Revenues

Total revenues decreased by 28% to $11.9 million for the three months ended June 30, 2009 from $16.7 million for the three months ended June 30, 2008, as a result of lower license and services revenues in the second quarter of 2009 than in 2008. Total revenues decreased by 35% to $22.8 million for the six months ended June 30, 2009 from $34.9 million for the six months ended June 30, 2008, as a result of lower license and services revenues in both the first and second quarters of 2009 compared to the same periods in 2008.

License revenues include licensing fees only, and exclude associated support and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon delivery provided that all revenue recognition criteria are met. License revenues decreased by 62% to $1.5 million for the three months ended June 30, 2009 from $4.0 million for the same period in the prior year. The decrease in license revenues was primarily due to closing no large revenue transactions that exceeded $1.0 million in revenue, during the three months ended June 30, 2009 while there was one large transaction included in license revenues for the three months ended June 30, 2008. License revenues decreased by 72% to $2.7 million for the six months ended June 30, 2009 from $9.7 million for the same period in the prior year due to closing no large transactions that exceeded $1.0 million in revenue during the six months ended June 30, 2009 while there were three large transactions included in license revenues for the six months ended June 30, 2008. While we are focused on increasing license revenues, we are unable to predict such revenues from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable. The length of our sales cycle has increased in recent periods due to uncertain economic conditions.

Our services revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Support revenues are the largest component of services revenues. Professional services revenues relate to providing consulting, training and implementation services to our customers including enterprise on-demand. Services revenues decreased 18% to $10.4 million for the three months ended June 30, 2009, compared to $12.7 million for the same period in 2008. Services revenues decreased 20% to $20.1 million for the six months ended June 30, 2009, compared to $25.2 million for the same period in 2008. The decrease primarily resulted from lower consulting services as there were revenues from two large projects in the three months ended June 30, 2008 that did not reoccur in 2009. There was also a decrease in support revenues due to the sale of certain Kana products during 2008 and the effect of foreign exchange rates on foreign currency denominated deferred revenue. Additionally, certain support contracts did not renew during the quarter. Customers who purchase licenses frequently purchase support, consulting and training services, which usually occur subsequent to the license sales. Given the decrease in new license sales, revenues from these associated services also decreased.

Revenues from domestic sales were $9.6 million and $12.4 million for the three months ended June 30, 2009 and 2008, respectively, and $17.3 million and $26.6 million for the six months ended June 30, 2009 and 2008, respectively. Revenues from international sales were $2.3 million and $4.3 million for the three months ended June 30, 2009 and 2008, respectively, and $5.5 million and $8.3 million for the six months ended June 30, 2009 and 2008, respectively. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues decreased by 30% to $3.9 million for the three months ended June 30, 2009 from $5.6 million for the same period in 2008. Total cost of revenues decreased by 25% to $8.7 million for the six months ended June 30, 2009 from $11.6 million for the same period in 2008.

License Fees. Cost of license fees consists of third party software royalties, referral fees, and costs of documentation. Cost of license fees as a percentage of license revenues was 12% for the three months ended June 30, 2009, compared to 4% for the same period in the prior year. Cost of license fees as a percentage of license revenues was 14% for the six months ended June 30, 2009, compared to 6% for the same period in the prior year. While the absolute dollar amount of cost of license fees increased slightly, due to fees associated with an enterprise license, in the three months ended June 30, 2009, the cost of license fees as a percentage of license revenues increased due primarily to the significantly lower license revenues during the period. During the six months ended June 30, 2009 compared to the same period in the prior year, the absolute dollar amount of cost of license fees decreased while the percentage of license revenues increased due to significantly lower license revenues. We expect that our cost of license fees as a percentage of revenues from license sales will vary based on changes in the mix of products we sell and the timing of upgrades and that cost of license fees will generally range from approximately 5% to 10% of license revenue. We are continuing to look at alternatives for some original equipment manufacturer (“OEM”) products embedded in KANA products.

Services. Cost of services consists primarily of compensation and related expenses for our customer support, consulting and training and enterprise on-demand services organizations, and allocation of facility costs and system costs incurred in providing customer support. Cost of services decreased to 35% of services revenue, or $3.6 million, for the three months ended June 30, 2009 compared to 42% of services revenue, or $5.3 million, for the same period in 2008. Cost of services decreased to 40% of services revenue, or $8.1 million, for the six months ended June 30, 2009 compared to 43% of services revenue, or $10.8 million, for the same period in 2008. Both the absolute dollar amount and percentage of services revenue of cost of services decreased in the three months and six months ended June 30, 2009 compared to the same period in 2008, primarily due to the use of fewer outside consultants. As of June 30, 2009 and 2008, we had 67 employees in the support, consulting, training and enterprise on-demand organizations. During the first quarter of 2009, there was an increase in headcount due to the transfer of seven employees from the sales organization who are now primarily performing consulting work on an hourly billable basis or performing customer support functions, which was offset by other headcount reductions.

Cost of services may increase or decrease depending on the demand for these services, and the revenue mix of such services. The expenses may also be affected by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in the three and six month periods ended June 30, 2009 and 2008 related to $2.5 million of identifiable intangibles purchased in connection with the eVergance acquisition in June 2007. Acquired intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets (five years).

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased by 56% to $2.2 million for the three months ended June 30, 2009, from $5.0 million for the same period in 2008. Sales and marketing expenses decreased by 54% to $5.2 million for the six months ended June 30, 2009, from $11.3 million for the same period in 2008. This was primarily due to lower compensation costs as a result of decreased headcount, lower commissions as a result of lower revenues and a reduction in our marketing programs. As of June 30, 2009, we had 33 employees in sales and marketing compared to 64 employees as of June 30, 2008, a decrease of 48%. The decrease was partially due to the transfer of seven employees to the consulting services organization as discussed above.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses remained flat at $3.4 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Research and development expenses increased by 4% to $7.0 million for the six months ended June 30, 2009 from $6.8 million for the same period in 2008. The increase was attributable primarily to higher compensation and related costs as a result of an increase in head count and a minimum royalty fee partially offset by a reduction in the use of outside consultants. As of June 30, 2009, we had 67 employees in research and development compared to 61 employees as of June 30, 2008, an increase of 10%.

Research and development expenses including related head count may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased by 20% to $2.1 million for the three months ended June 30, 2009 from $2.6 million for the three months ended June 30, 2008. General and administrative expenses decreased by 19% to $4.7 million for the six months ended June 30, 2009 from $5.8 million for the six months ended June 30, 2008. The decrease in expenses was primarily due to lower compensation and related costs as a result of a decrease in head count and lower auditing fees as we were not required to have an audit of internal control over financial reporting offset by higher legal fees. As of June 30, 2009, we had 31 employees in general and administrative and information technology combined compared to 42 employees as of June 30, 2008, a 26% decrease.

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

Restructuring Expense (Recovery). During the three and six months ended June 30, 2009 we recorded $805,000 of restructuring expense related to a reduction in workforce of 27 employees and the adjustment of rent related to two facilities included in our restructuring accrual. There was no restructuring activity during the three months ended June 30, 2008. During the six months ended June 30, 2008, there was a restructuring recovery of $482,000 based on an extension of a sublease for one of the restructured properties.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense and the change in fair value of warrant liability. Interest income and other income consists primarily of interest earned on cash and cash equivalents and was approximately $1,000 and $6,000 for the three months ended June 30, 2009 and 2008, respectively, and $5,000 and $17,000 for the six months ended June 30, 2009 and 2008, respectively. The decrease in interest income related to lower interest rates and lower cash and cash equivalents balances in the three months ended June 30, 2009 compared to the same period in 2008. Interest expense and other expense relates primarily to interest expense on our line of credit and notes payable and was approximately $52,000 and $70,000 for the three months ended June 30, 2009 and 2008, respectively, and $142,000 and $184,000 for the six months ended June 30, 2009 and 2008, respectively. Interest expense varies from period-to-period based on the timing of borrowings and repayments.

Provision for Income Taxes

We have a history of net losses on a consolidated basis from inception through June 30, 2009. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. During the three and six months ended June 30, 2009 and 2008, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $10,000 and $20,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $26,000 and $46,000 for the six months ended June 30, 2009 and 2008, respectively, in those foreign jurisdictions.

Liquidity and Capital Resources

As of June 30, 2009, we had $2.9 million in cash and cash equivalents, compared to $7.0 million in cash and cash equivalents at December 31, 2008. As of June 30, 2009, we had negative working capital of $15.8 million, compared to negative working capital of $13.8 million as of December 31, 2008. As of June 30, 2009, our current liabilities included $13.7 million of deferred revenue (primarily reflecting payments received for future maintenance services to be provided to our customers). The timing of accounts receivable collections can significantly impact our cash balance from quarter to quarter.

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

Operating Cash Flow

Our operating activities used $406,000 of cash for the first six months of 2009, which included a $3.9 million net loss, a $715,000 reduction in accounts payable and accrued liabilities, and net payments of $554,000 against accrued restructuring partially offset by a $1.5 million decrease in accounts receivable, a $893,000 increase in deferred revenue and non-cash charges of $814,000 for stock-based compensation expense, and $662,000 of depreciation. Our operating activities used $951,000 of cash for the first six months of 2008, which included a $216,000 net loss, a $1.4 million increase in accounts receivable, a $609,000 decrease in deferred revenue, net payments of $695,000 against accrued restructuring and a restructuring recovery of $482,000, partially offset by non-cash charges of $1.1 million for stock-based compensation expense, and $587,000 of depreciation.

Investing Cash Flow

Our investing activities provided $162,000 during the first six months of 2009 primarily due to a decrease in restricted cash of $446,000 partially offset by purchases of property and equipment of $284,000. Our investing activities used $759,000 during the first six months of 2008 primarily due to purchases of property and equipment.

Financing Cash Flow

Our financing activities used $3.7 million of cash for the six months ended June 30, 2009, which consisted of $2.1 million of net repayments on the line of credit and the repayment of $1.8 million on notes payable. Our financing activities generated $701,000 of cash for the six months ended June 30, 2008, which consisted of $2.1 million of borrowings under the line of credit partially offset by the repayment of $1.4 million on notes payable.

Existence and Timing of Contractual Obligations

On November 30, 2005, we established a banking relationship with Bridge Bank N.A. (“Bridge”) and entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which we had access to a loan facility of $7.0 million. We have since amended our agreement with Bridge, most recently on March 28, 2008, when we entered into a Second Amended and Restated Loan and Security Agreement with Bridge which has subsequently been amended and under which we currently have access to a loan facility of $6.0 million (“March Loan Facility”). The March Loan Facility is a formula based revolving line of credit that is limited to 80% of eligible receivables subject to a sublimit of $2.5 million that is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under our line of credit were converted into a 33 month term loan on March 26, 2008 in the amount of $1.6 million. An additional $500,000 borrowed under the additional equipment financing provision was converted into a 36 month term loan on September 30, 2008. The total combined borrowing under the March Loan Facility and sublimits cannot exceed $6.0 million. The March Loan Facility is collateralized by all of our assets and expires June 30, 2010 at which time the entire balance under the formula-based revolving line of credit will be due. Interest for the formula-based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate (with a floor rate set at 4%) plus 2.50%, and was 6.50% as of June 30, 2009. The March Loan Facility contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If we are not in compliance with the covenants of the March Loan Facility, Bridge has the right to declare an event of default and all of the outstanding balances owed under the March Loan Facility would become immediately due and payable.

On March 17, 2009, we entered into a Loan and Security Modification Agreement with Bridge that provided a one-time waiver for non-compliance with certain financial covenants for the quarter ended December 31, 2008, and increased the interest rate to the WSJ Prime Lending Rate (with a floor of 4%) plus 2.5% until compliance with financial covenants can be shown.

On May 26, 2009, we entered into another Loan and Security Modification Agreement (“May Amendment”) with Bridge that provided a one-time waiver for non-compliance with certain financial covenants for the quarter ended March 31, 2009 and the month ended April 30, 2009. The May Amendment also set the total loan facility amount to $6.0 million and extended the maturity date to June 30, 2010. As a requirement of the May Amendment, availability under the existing revolving line of credit was used to prepay all amounts outstanding under the existing term loans for equipment. Additionally, modifications were made to the existing restrictive covenants and certain covenants were added related to raising additional capital.

         As of June 30, 2009, we had $3.9 million outstanding under the March Loan Facility revolving line of credit. The available balance of the March Loan Facility was also lowered by $116,000 to secure a letter of credit related to a building lease, leaving an available balance of $2.0 million as of June 30, 2009.

Our future payments due under debt and lease obligations and other contractual commitments as of June 30, 2009 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Line of credit (1)	$3,856	$3,856	$—	$—	$—
Notes payable	$247	247	—	—	—
Non-cancelable operating lease obligations (2)	$2,368	1,973	395	—	—
Less: Sublease income (3)	$(730)	(458)	(272)	—	—
Other contractual obligations (4)	$6,810	1,744	3,295	1,771	—

Total	$12,551	$7,362	$3,418	$1,771	$—

(1)	Includes receivables-based loans under our revolving line of credit which matures in 2010 but which may be payable sooner if we experience a decrease in receivables.
(2)	Includes leases for properties included in the restructuring liability.
(3)	Includes subleases that are under contract as of June 30, 2009.
(4)	Represents payments on a legal settlement, minimum payments to vendors for future royalty fees, marketing services, training services, consulting services, engineering services and sales events.

Off-Balance-Sheet Arrangements

As of June 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Outlook

We believe that based on our current 2009 revenue expectations, we expect our cash and cash equivalents, including the $1 million loan closed on July 30, 2009, will be sufficient to meet our working capital and capital expenditure needs through June 30, 2010. In addition, if we do not experience anticipated demand for our products, we will need to further reduce costs, or raise further financing to meet our cash requirements. We can give no assurances as to whether we will be able to implement cost reduction initiatives, increase revenues, or obtain debt or equity financing, in order to provide sufficient liquidity for us to continue as a going concern.

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

Our operations and performance depend on worldwide economic conditions, which have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow or reduce spending on our products and services. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could impact their willingness to make purchases or their ability to make timely payments to us. If that were to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding could be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on demand for our products and services, on our ability to predict future operating results, and on our financial condition and operating results.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses every year. As of June 30, 2009, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our stockholders’ deficit at June 30, 2009 was $693,000. We continue to commit a substantial investment of resources to sales, product marketing and developing new products and enhancements, and we will need to increase our revenues to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenues have been affected by the current downturn in economic conditions, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that, even if sales of our products and services grow, we may continue to experience losses, which may cause the price of our stock to decline.

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

If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $2.9 million at June 30, 2009, and as of such date, had contractual commitments of $7.4 million during the next twelve months. It is possible that our cash position could decrease over the next few quarters and some customers could become increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

During the three and six months ended June 30, 2009, no customer represented 10% or more of our total revenues. During the three months ended June 30, 2008, one customer accounted for 18% of total revenues. During the six months ended June 30, 2008, no customer represented 10% or more of our total revenues. However, if we lose a number of major customers, or if contracts are delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, and our failure to obtain new significant customers or additional orders from existing customers could materially affect our operating results.

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

During the three months ended June 30, 2009 we implemented various cost reduction and restructuring activities, including a reduction in workforce, to reduce operating costs. The expense related to this reduction in work force was approximately $532,000 and the expense related to two office closing settlements was approximately $273,000. We also implemented various cost reduction and restructuring activities to reduce operating costs during the year ended December 31, 2008. The expense related to this reduction in work force was approximately $737,000 and expense related to ceasing use of two of our offices was approximately $64,000. During the year ended December 31, 2008 we also wrote off approximately $263,000 of capitalized costs related to an internal use software project that was abandoned. Additionally, during the year ended December 31, 2008 we recorded a restructuring recovery of $482,000 as a result of the extension of a sublease on one of the properties in our restructuring accrual. These cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges.

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

Since becoming a publicly traded security listed on The NASDAQ Stock Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.46 per share. Our common stock is currently quoted on the OTCBB and the last reported sales price of our shares on July 31, 2009 was $0.90 per share.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 19% and 24% of our total revenue for the three and six months ended June 30, 2009, respectively. Sales outside North America represented 25%, 25% and 32% of our total revenues for 2008, 2007 and 2006, respectively. We have established offices in the United States, Europe and Japan. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and systems integrators. International operations are subject to many inherent risks, including:

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

We develop products in the United States and sell these products in North America, Europe, and Asia. In the three and six months ended June 30, 2009, revenues from customers outside of the United States approximated 19% and 24% of total revenues, respectively. In the years ended December 31, 2008, 2007 and 2006, revenues from customers outside of the United States as a percentage of total revenues approximated 25%, 25% and 32%, respectively. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at June 30, 2009, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations. Based on our overall debt position at June 30, 2009, we do not believe that a hypothetical 10% change in interest rates would materially adversely affect our financial position or results of operations. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three and six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as us and certain of our current and former officers were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including us, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in our case, purchased our stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of our and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by us. Although we believed that the plaintiffs’ claims had no merit, we had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. We were a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by us or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a September 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including us) and underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009. As part of this settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement. A hearing is scheduled for September 10, 2009 to determine whether the proposed settlement should be granted final approval. Although the District Court has granted preliminary approval of the proposed settlement agreement, there can be no guarantee that the Company will receive final approval from the District Court. We believe that we have a meritorious defense to these claims. If the proposed settlement is not approved and the litigation continues against us, we would continue to defend against this action vigorously.

In October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of our initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints. In addition, certain issuer defendants filed a joint motion to dismiss the complaints. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join in the motions to dismiss. This matter was dismissed with prejudice on March 12, 2009. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 22, 2009, the Ninth Circuit issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals, and on May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program. Under the current briefing schedule, the parties’ appellate briefs are due as follows: plaintiff’s initial brief is due August 26, 2009; defendants’ opposing briefs, including the underwriter defendants’ cross-appeal arguments, are due October 2, 2009; plaintiff’s reply brief, including opposition to the cross-appeal, is due November 2, 2009; and the underwriter defendants’ cross-appeal reply brief is due November 17, 2009.

On June 22, 2009, one of our stockholders, KVO Capital Management, LLC (“KVO”), filed suit in Delaware Chancery Court, seeking to enjoin and postpone our 2009 Annual Meeting of Stockholders, which had been properly scheduled for July 15, 2009. KVO claimed that the timing of the 2009 Annual Meeting of Stockholders improperly prevented KVO from proposing an alternative slate of directors for election at the meeting. We subsequently rescheduled the 2009 Annual Meeting of Stockholders to December 1, 2009, mooting KVO’s claims in the lawsuit. KVO has advised the Delaware Chancery Court that KVO may seek attorneys’ fees and costs in connection with the lawsuit, but has not yet made application for such fees and costs. We intend to oppose any requests for fees and costs by KVO.

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

Information regarding risk factors appears in “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

On June 25, 2009, we announced that we rescheduled our 2009 Annual Meeting of Stockholders for December 1, 2009. This meeting date represents a change of more than 30 days from the anniversary of our 2008 Annual Meeting of Stockholders. Pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, any stockholder proposal that is sought to be included in our proxy materials for the 2009 Annual Meeting of Stockholders must be received by us a reasonable time before we begin to print and mail our proxy materials. In addition, under our Bylaws, in order for a stockholder proposal submitted outside the processes of Rule 14a-8 to be timely, it must have been submitted to KANA’s Secretary not less than 120 days prior to the date of the 2009 Annual Meeting of Stockholders. As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 7, 2009, we set the deadline for receipt of such proposals as the close of business on August 3, 2009.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date
10.01	Loan and Security Modification Agreement, dated July 30, 2009, by and between Bridge Bank, N.A. and Kana Software, Inc.					X

10.02	Loan Agreement, dated July 30, 2009, by and between Agility Capital, LLC and Kana Software, Inc.					X

10.03	Separation and Release Agreement, dated May 21, 2009, between Kana Software, Inc. and Michael J. Shannahan**					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2009

Kana Software, Inc.

/s/ MICHAEL S. FIELDS
Michael S. Fields
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

/s/ JAY A. JONES
Jay A. Jones
Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date
10.01	Loan and Security Modification Agreement, dated July 30, 2009, by and between Bridge Bank, N.A. and Kana Software, Inc.					X

10.02	Loan Agreement, dated July 30, 2009, by and between Agility Capital, LLC and Kana Software, Inc.					X

10.03	Separation and Release Agreement, dated May 21, 2009, between Kana Software, Inc. and Michael J. Shannahan**					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**	Indicates a management contract, compensatory plan or arrangement.