Form 10-Q
period 2009-09-30
KANA SOFTWARE INC
filed 2009-11-16
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

On October 30, 2009, 41,215,041 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

Kana Software, Inc.

Form 10-Q

Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,784	$6,988
Accounts receivable, net of allowance of $138 and $217 at September 30, 2009 and December 31, 2008, respectively	6,487	7,556
Prepaid expenses and other current assets	1,961	2,030

Total current assets	10,232	16,574
Restricted cash, long-term	305	751
Property and equipment, net	1,311	1,923
Goodwill	12,415	12,415
Acquired intangible assets, net	1,351	1,726
Other assets	77	428

Total assets	$25,691	$33,817

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$3,560	$6,000
Notes payable	985	1,821
Accounts payable	2,952	3,559
Accrued liabilities	7,521	5,143
Accrued restructuring	722	946
Deferred revenue	11,071	12,946

Total current liabilities	26,811	30,415
Deferred revenue, long-term	581	86
Accrued restructuring, long-term	54	234
Notes payable, long-term	—	13
Other long-term liabilities	400	479

Total liabilities	27,846	31,227

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,215,041 and 41,212,791 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	41	41
Additional paid-in capital	4,320,114	4,320,743
Accumulated other comprehensive loss	(911)	(684)
Accumulated deficit	(4,321,399)	(4,317,510)

Total stockholders’ equity (deficit)	(2,155)	2,590

Total liabilities and stockholders’ equity (deficit)	$25,691	$33,817

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues:
License fees	$2,357	$5,310	$5,074	$15,005
Services	10,411	11,344	30,499	36,587

Total revenues	12,768	16,654	35,573	51,592

Costs and expenses (1):
Cost of license fees	734	232	1,109	790
Cost of services	3,695	4,676	11,779	15,434
Amortization of acquired intangible assets	125	125	375	375
Sales and marketing	2,140	5,294	7,377	16,566
Research and development	3,014	3,408	10,063	10,168
General and administrative	2,310	2,608	7,025	8,433
Restructuring	536	1,064	1,341	582
Transaction costs	745	—	745	—
Legal settlement	1,000	—	1,000	—

Total costs and expenses	14,299	17,407	40,814	52,348

Loss from operations	(1,531)	(753)	(5,241)	(756)
Interest and other income (expense), net	(210)	(91)	(347)	(258)

Loss before income tax expense	(1,741)	(844)	(5,588)	(1,014)
Income tax expense	(31)	(43)	(57)	(89)

Net loss	$(1,772)	$(887)	$(5,645)	$(1,103)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.14)	$(0.03)

Shares used in computing basic and diluted net loss per share	41,215	41,212	41,215	41,212

(1) Stock-based compensation included in the expense line items:

Cost of services	$74	$71	$224	$256
Sales and marketing	103	160	317	500
Research and development	104	87	238	260
General and administrative	139	243	455	667

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

KANA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,645)	$(1,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	951	927
Amortization of acquired intangible assets	375	375
Stock-based compensation	1,234	1,683
Provision for doubtful accounts	9	7
Change in fair value of warrant liability	(41)	—
Restructuring expense	542	302
Non-cash interest accretion	151	100
Changes in operating assets and liabilities:
Accounts receivable	1,081	(2,370)
Prepaid expenses and other assets	420	641
Accounts payable and accrued liabilities	1,473	814
Accrued restructuring	(946)	(919)
Deferred revenue	(1,550)	(2,703)

Net cash used in operating activities	(1,946)	(2,246)

Cash flows from investing activities:
Purchases of property and equipment	(339)	(1,159)
Acquisition, net of cash acquired	—	85
Decrease in restricted cash	446	10

Net cash provided by (used in) investing activities	107	(1,064)

Cash flows from financing activities:
(Repayments) borrowings on line of credit, net	(2,440)	2,885
Borrowings on notes payable	1,179	—
Repayments on notes payable	(2,028)	(2,162)

Net cash provided by (used in) financing activities	(3,289)	723

Effect of exchange rate changes on cash and cash equivalents	(76)	(104)

Net decrease in cash and cash equivalents	(5,204)	(2,691)
Cash and cash equivalents at beginning of period	6,988	4,306

Cash and cash equivalents at end of period	$1,784	$1,615

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

Proposed Sale of Substantially All of the Company’s Assets

As discussed below under Note 11, “Subsequent Events,” on October 26, 2009, the Company entered into a definitive Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kay Technology Corp, Inc. (“Purchaser”), an affiliate of Accel-KKR Capital Partners III, L.P. (“Accel-KKR”). Pursuant to the terms of the Asset Purchase Agreement, the Company will sell substantially all of its assets to Purchaser and Purchaser will assume substantially all of the Company’s liabilities (the “Asset Sale”). If the Asset Sale is completed, the Company will be entitled to receive approximately $48.9 million in cash, subject to certain adjustments set forth in the Asset Purchase Agreement.

Liquidity/Basis of Presentation

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2009, the Company had an accumulated deficit of $4.3 billion and has experienced recurring losses. Historically, the Company has financed its operations through a combination of debt financings, proceeds from common stock offerings, and sales of its products. The Company expects to finance future cash needs primarily through sales of its products and from proceeds from equity or debt financings; however, it cannot be assured that such financings will be available on acceptable terms, or at all. The Company continues to take steps to lower the expenses related to cost of revenues, sales and marketing, and general and administrative areas of the Company.

Since 1997 the Company has incurred substantial costs to develop its products and to recruit, train and compensate personnel for its engineering, sales, marketing, client services, and administration departments. As a result, the Company has incurred substantial losses since inception. On September 30, 2009, the Company had cash and cash equivalents of $1.8 million and borrowings outstanding under a line of credit of $3.6 million due in June 2010 and borrowings outstanding under notes payable of $985,000 due in varying monthly installments through June 30, 2010. As of September 30, 2009, the Company had negative working capital of $5.5 million, excluding $11.1 million of deferred revenue, and stockholders’ deficit of $2.2 million. Losses from operations were $1.5 and $5.2 million for the three and nine months ended September 30, 2009, respectively. Net cash used in operating activities was $1.9 million for the nine months ended September 30, 2009. Based on the Company’s current revenue expectations for 2009 and 2010, it is unlikely that cash and cash equivalents will be sufficient to meet the Company’s working capital and capital expenditure needs through September 30, 2010 without additional cash raised from debt or equity financing. If the Company does not meet its 2009 and 2010 revenue expectations, there may be doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty. The proposed Asset Sale discussed in Note 11 may also affect the liquidity and operating forecasts of the Company.

During the third quarter of 2009, the Company reduced headcount by 15 employees to reduce expenses. Additionally, during the second quarter of 2009 and the third quarter of 2008, the Company reduced headcount by 27 and 14 employees, respectively, to better align its cost structure with its revenues. The Company is continuing to find ways to lower costs without materially changing support for its customers. If the Company experiences lower than anticipated demand for its products, it will need to further reduce costs, issue equity securities or borrow money to meet its cash requirements. Any such equity issuances could be dilutive to the Company’s stockholders, and any equity or debt financings may be on unfavorable terms, if at all.

Subsequent Events

In Note 11 below, the Company’s management has evaluated and disclosed subsequent events from the balance sheet date of September 30, 2009 through November 13, 2009, the day before the date that these financial statements were filed with the Securities and Exchange Commission (the “SEC”) in this Quarterly Report on Form 10-Q.

Unaudited Interim Financial Information

         The unaudited condensed consolidated financial statements have been prepared by KANA and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the rules and regulations of the SEC. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with KANA’s audited consolidated financial statements and notes included in KANA’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on May 15, 2009. The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities or payment terms. Based on prevailing borrowing rates for lines of credit and notes payable with similar terms, the carrying value of the Company’s line of credit and note payable obligations approximate fair value as of September 30, 2009.

Stock-based Compensation

Employee stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008 related to stock options was $420,000 and $561,000, respectively and was $1.2 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

For each of the three and nine months ended September 30, 2009, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 9,228,000 shares, and for each of the three and nine months ended September 30, 2008, outstanding stock options and warrants to purchase common stock in an aggregate of approximately 10,984,000 shares, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance for certain revenue arrangements that include software elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from existing software revenue recognition guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the appropriate timing for the adoption of this guidance and its potential impact on the Company’s consolidated financial statements.

         In October 2009, the FASB issued guidance for multiple deliverable revenue arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This guidance amends the criteria of revenue recognition for multiple-element arrangements, to establish a selling price hierarchy for determining the selling price of a deliverable, based on vendor specific objective evidence, acceptable third party evidence, or estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the disclosures required for multiple-deliverable revenue arrangements are expanded. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the appropriate timing for the adoption of this guidance and its potential impact on the Company’s consolidated financial statements and disclosures.

In June 2009, the FASB issued The FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB and has been applied to financial statements issued for the periods ended after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

In May 2009, the FASB issued guidance on subsequent events which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. This guidance was effective for interim periods which ended after June 15, 2009. See Note 1, “Kana Software, Inc. and Summary of Significant Accounting Policies – Subsequent Events,” for disclosure of the date to which subsequent events are disclosed and Note 11, “Subsequent Events,” for disclosure of subsequent events.

In April 2009, the FASB issued guidance about interim disclosures about fair value of financial instruments. The guidance requires an entity to provide disclosures about fair value of financial instruments in interim reporting periods. This guidance is applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The new guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.

In June 2008, the FASB issued guidance about determining whether an instrument or embedded feature is indexed to an entity’s own stock. This is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. It also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for accounting under derivative instruments and hedging activity rules. The adoption of this guidance in our first quarter of 2009 resulted in a decrease of $1.9 million to additional paid-in capital and a decrease to accumulated deficit of $1.8 million and an increase to accrued liabilities of $102,000 on the Company’s condensed consolidated balance sheet. There was no material impact on the Company’s results of operations or cash flows and net loss per share. See further analysis at Note 10.

In February 2008, the FASB issued guidance about deferring the effective date of fair value accounting for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued guidance for business combinations which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The guidance is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008 and is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this guidance in the first quarter of 2009 and expects that it will have an impact on its accounting for future business combinations but the effect is dependent upon the acquisitions that are made in the future.

Note 2. Fair Value Measurement

The Company considers fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value are either observable or unobservable. Observable inputs reflect assumptions that market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based on their own market assumptions. The Company utilizes the following three-level fair value hierarchy to establish the priorities of the inputs used to measure fair value:

Level 1 - instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 - instrument valuations are obtained from sources other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$117	$117	$—	$—

Liabilities:
Warrant liability (see Note 10)	$66	$—	$66	$—

Note 3. Goodwill and Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is five years. The Company reported amortization expense on acquired intangible assets of $125,000 for each of the three months ended September 30, 2009 and 2008 and $375,000 for each of the nine months ended September 30, 2009 and 2008. The components of goodwill and other intangible assets are as follows (in thousands):

	September 30, 2009	December, 31 2008
Goodwill	$12,415	$12,415

Intangibles:
Customer relationships	$2,650	$2,650
Purchased technology	14,650	14,650
Less: accumulated amortization	(15,949)	(15,574)

Intangibles, net	$1,351	$1,726

The estimated future amortization expense of purchased intangible assets as of September 30, 2009 is as follows (in thousands):

Remainder of year ending December 31, 2009	$125
Year ending December 31, 2010	500
Year ending December 31, 2011	500
Year ending December 31, 2012	226

Total	$1,351

Note 4. Stockholders’ Equity (Deficit)

Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan and the Broadbase Software, Inc. 1999 Equity Incentive Plan, which the Company assumed pursuant to an acquisition, both expired in July 2009. As a result, there are no options available for grant under the Company’s stock compensation plans. Any replacement stock compensation plans will require shareholder approval.

Options are granted at an exercise price equivalent to the closing fair market value on the date of grant. All options are granted at the discretion of the Company’s Board of Directors and have a term not greater than 10 years from the date of grant. Options are immediately exercisable when vested and generally vest monthly over four years.

The following table summarizes activities under all of the Company’s stock compensation plans, including the 1999 Stock Incentive Plan and stock compensation plans assumed by the Company pursuant to the acquisition of certain companies, for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2008	8,026,161	$4.96
Options cancelled and forfeited	(743,925)	3.10
Options exercised	(1,875)	0.10		$1
Options granted	51,500	0.74

Balances, March 31, 2009	7,331,861	5.12	7.22	$4
Options cancelled and forfeited	(591,332)	3.11
Options exercised	—	—		$—
Options granted	—	—

Balances, June 30, 2009	6,740,529	5.29	6.36	$6
Options cancelled and forfeited	(721,608)	3.47
Options exercised	(375)	0.68		$—
Options granted	894,500	0.70

Balances, September 30, 2009	6,913,046	4.89	6.64	$95

Options vested and exerciseable and expected to be vested and exerciseable at September 30, 2009	6,278,071	$5.15	6.49	$81
Options vested and exerciseable at September 30, 2009	5,237,343	$5.84	6.06	$31

At September 30, 2009, the Company had $1.6 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 1.8 years. This amount excludes unrecognized stock-based compensation expense that relates to non-employee stock options, which cannot be estimated prior to the measurement date.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2009:

	Options Outstanding			Options Vested and Exerciseable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (inYears)	Weighted Average Exercise Price Per Share	Number Exerciseable	Weighted Average Exercise Price Per Share
$0.10 - 1.15	993,388	9.36	$0.72	306,948	$0.72
1.22 - 2.42	988,308	5.64	1.62	788,613	1.65
2.57 - 2.81	141,812	7.92	2.65	103,543	2.65
2.95 - 2.95	2,591,858	6.53	2.95	2,404,593	2.95
3.00 - 3.13	1,078,792	6.99	3.09	686,580	3.09
3.22 - 14.41	1,013,607	5.25	5.19	841,785	5.57
16.55 - 735.00	105,281	0.79	141.14	105,281	141.14

Total	6,913,046	6.64	$4.89	5,237,343	$5.84

Employee stock-based compensation is calculated using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	1.89%	3.14%	1.86%	2.72%
Expected volatility	60%	59%	60%	52%
Expected life (in years)	4	5	4	5
Dividend yield	0%	0%	0%	0%

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

In the analysis of expected life the Company used an approach that determines the time from grant to exercise for options that have been exercised and adjusts this number for the expected time to exercise for options that have not yet been exercised. The expected time to exercise for options that have not yet been exercised is calculated from grant as the midpoint of contractual termination of the option and the later of measurement date or vesting date. All expected times are weighted by number of option shares in developing the expected life assumption.

The weighted-average fair value of options granted during the three and nine months ended September 30, 2009 was $0.33 per share.

The forfeiture rate of employee stock options for 2009 was calculated using the Company’s historical terminations data.

Note 5. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total comprehensive losses during the three and nine month periods ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(1,772)	$(887)	$(5,645)	$(1,103)
Foreign currency translation gain (loss)	(110)	192	(227)	(73)

Comprehensive loss	$(1,882)	$(695)	$(5,872)	$(1,176)

Note 6. Commitments and Contingencies

(a) Litigation

On October 16, 2009, the Company and RightNow Technologies, Inc. (“RightNow”) entered into an agreement to settle all legal disputes and release all claims between the two companies in connection with a lawsuit brought by RightNow in the Eighteenth Judicial District Court of Gallatin County, Montana on January 24, 2007 against KANA and four former employees of RightNow alleging violation of certain provisions of employment agreements, misappropriation of trade secrets, and other claims. Under the general release and settlement agreement, KANA agreed to pay RightNow $1.0 million (the “settlement amount”) with $100,000 due within ten days of executing the settlement agreement and the remainder due over nine consecutive quarters beginning with the quarter commencing January 1, 2010 or sooner upon a change in control. KANA also provided RightNow with a subordinated security interest in its assets as collateral for the amounts payable to RightNow. During the three months ended September 30, 2009, the Company recorded a $1.0 million settlement accrual in connection with the settlement.

The underwriters for the Company’s initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as the Company and certain of the Company’s current and former officers were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including the Company, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in the Company’s case, purchased the Company’s stock between September 21, 1999 and December 6, 2000 in connection with the Company’s initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of the Company’s and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, the Company decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by the Company. Although the Company believes that the plaintiffs’ claims had no merit, the Company decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a September 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company) and underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009. On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement. A hearing was held on September 10, 2009 to determine whether the proposed settlement should be granted final approval. On October 6, 2009, the district court granted final approval of the proposed settlement and directed the court clerk to close the consolidated action and all the individual actions that comprised the consolidated action, which includes the action against the Company. As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. Several objectors to the settlement have filed notices of appeal, and there can be no guarantee that the appeals will not succeed in whole or in part. The Company believes that it has meritorious defenses to these claims. If the litigation continues against the Company following the appeal, the Company would continue to defend against this action vigorously.

In October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints. In addition, certain issuer defendants filed a joint motion to dismiss the complaints. The parties entered into a stipulation, entered as an order by the Court that the Company was not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join in the motions to dismiss. This matter was dismissed with prejudice on March 12, 2009. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 22, 2009, the Ninth Circuit issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals, and on May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program. Under the current schedule, the briefing on the appeal will be completed on November 17, 2009. No date has been set for a hearing in the Ninth Circuit.

On September 2, 2009, the Company agreed to pay $45,000 in attorneys’ fees and costs to a former stockholder of the Company, KVO Capital Management, LLC (“KVO”) in connection with a lawsuit filed by KVO in Delaware Chancery Court on June 22, 2009, that sought to enjoin and postpone the Company’s 2009 annual meeting of stockholders, which had been properly scheduled for July 15, 2009, and which the Company subsequently rescheduled to December 1, 2009, mooting KVO’s claims in the lawsuit. In exchange for the payment of attorneys’ fees and costs, KVO agreed to and an order was filed with the Delaware Chancery Court to dismiss the action with prejudice on October 7, 2009.

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

b) Indemnification

Many of the Company’s software license agreements require the Company to indemnify its customers for any claim or finding of intellectual property infringement. KANA periodically receives notices from customers regarding patent license inquiries they have received which may or may not implicate these indemnity obligations. Any litigation, brought by others, or the Company could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which the Company is accused of infringement might cause product shipment delays, require KANA to develop alternative technology or require KANA to enter into royalty or license agreements, which might not be available on acceptable terms, or at all. If a successful claim of infringement was made against the Company and it could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, the Company’s business could be significantly harmed. In prior periods, the Company incurred minimal costs related to such claims under such indemnifications provisions; accordingly, the amount of such obligations cannot be reasonably estimated. There were no outstanding claims of infringement at September 30, 2009.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009.

(c) Warranties

The Company generally provides a warranty for its software products and services to its customers. The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of September 30, 2009 or December 31, 2008 because, to date, the Company’s product warranty expense has not been significant. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Restructuring Costs

The following table provides a summary of restructuring activity during the nine months ended September 30, 2009 and 2008 (in thousands):

	Facilities	Severance and Related	Internal Use Software	Total
Restructuring accruals:
Accrual as of December 31, 2007	$2,752	$—	$—	$2,752
Restructuring expense, net of recovery	(418)	737	263	582
Payments made	(1,273)	(280)	—	(1,553)
Non-cash adjustment	—	—	(263)	(263)

Sublease payments received	353	—		353

Accrual as of September 30, 2008	$1,414	$457	$—	$1,871
Accrual as of December 31, 2008	$1,180	$—	$—	$1,180
Restructuring expense	311	1,030	—	1,341
Payments made	(1,212)	(828)	—	(2,040)
Sublease payments received	295	—	—	295

Accrual as of September 30, 2009	$574	$202	$—	$776

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

In April 2009, the Company signed a Settlement and Release Agreement with RMJM Group, Inc. (“RMJM”), the sub landlord for one of the properties included in the restructuring accrual that provided for RMJM to draw down a letter of credit held by RMJM as collateral for the Company’s sublease from RMJM. The proceeds of the draw down and current cash deposit held by RMJM will be applied to all remaining lease payments and estimated additional operating costs for the remainder of the lease that expires in January 2010. The funds in excess of the remaining rent and estimated additional operating costs will be returned to the Company. The Company remains responsible for any additional charges over the estimate through the remaining lease term.

In April 2009, the Company implemented various cost reduction activities to reduce operating costs. The expense related to reduction in workforce was approximately $532,000 and the expense related to the Settlement and Release Agreement with RMJM was approximately $167,000. Additionally, in June 2009, the Company had another facility settlement for one of its European offices and the related expense was approximately $106,000. During the three months ended September 30, 2009, the Company recognized approximately $498,000 of expense related to a reduction in workforce and $38,000 of facilities related costs.

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

Geographic information on revenues for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
North America	$10,185	$12,536	$27,491	$39,126
Europe	2,355	3,938	7,391	11,552
Asia Pacific	228	180	691	914

Total	$12,768	$16,654	$35,573	$51,592

During the three months ended September 30, 2009 and 2008, one customer accounted for 13% and 12% of total revenue, respectively. During the nine months ended September 30, 2009 and 2008, no customer accounted for greater than 10% of total revenues. As of September 30, 2009, one customer receivable represented approximately 26% of our gross accounts receivable.

Geographic information on the Company’s long-lived assets (Property and Equipment, net, and Other Assets), based on physical location, is as follows (in thousands):

	September 30, 2009	December, 31 2008
United States	$1,376	$2,306
International (primarily Europe)	12	45

Total	$1,388	$2,351

Note 9. Line of Credit and Note Payable

(a) Line of Credit

On November 30, 2005, the Company established a banking relationship with Bridge Bank N.A. (“Bridge”) and entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which the Company had access to a loan facility of $7.0 million. The Company entered into a Second Amended and Restated Loan and Security Agreement with Bridge on March 28, 2008, which has been amended and under which the Company currently has access to a loan facility of $6.0 million (“March Loan Facility”). The March Loan Facility is a formula-based revolving line of credit based on 80% of eligible receivables subject to a sublimit of $2.5 million that is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under the line of credit were converted into a 33 month term loan on March 26, 2008 in the amount of $1.6 million. An additional $500,000 borrowed under the additional equipment financing provision was converted into a 36 month term loan on September 30, 2008. The total combined borrowing under the March Loan Facility and sublimits cannot exceed $6.0 million. The March Loan Facility is collateralized by all of the Company’s assets and expires June 30, 2010, at which time the entire balance under the formula-based line of credit will be due. Interest for the formula-based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate (with a floor rate set at 4%) plus 2.50%, and was 6.50% as of September 30, 2009. The March Loan Facility contains certain restrictive covenants including, but not limited to, certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If the Company is not in compliance with the covenants of the March Loan Facility, Bridge has the right to declare an event of default and all of the outstanding balances owed under the March Loan Facility would become immediately due and payable.

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

As of September 30, 2009, the Company had $3.6 million outstanding under the March Loan Facility revolving credit line. The available balance of the March Loan Facility was lowered by the amount outstanding on the subordinated indebtedness from Agility and was also lowered by $116,000 which is used as collateral for a letter of credit related to a building lease, leaving an available balance of $1.3 million as of September 30, 2009. The Company was in compliance with all loan covenants as of September 30, 2009.

(b) Notes Payable

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

As of September 30, 2009, there was $985,000 classified as current portion of notes payable. The notes payable consist of three obligations: (1) a term loan for general working capital, which had an 11 month term, of which 9 months were remaining as of September 30, 2009, and an annual interest rate of 15%; and (2) a capital lease obligation for office furniture and equipment, which had a 5 year term, of which 9 months were remaining, and an annual interest rate of 8.58%; and (3) a short term financing for computer equipment, which has 3 monthly payments remaining, and an annual interest rate of 9%.

Note 10. Warrants

Effective January 1, 2009 the Company adopted authoritative guidance issued by the FASB eliminating an exemption to derivative treatment for certain financial instruments. As a result of adopting this guidance, warrants to purchase 1,914,586 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45 and expire in September 2010 and October 2010. Effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants, from equity to liability status, as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, the Company reclassified the effects of prior accounting for the warrants in the amount of $1.8 million from additional paid-in capital to accumulated deficit, and $108,000 from additional paid-in capital to warrant liability. The fair value of these common stock purchase warrants is included with accrued liabilities on the condensed consolidated balance sheets. The fair value decreased to $67,000 as of September 30, 2009. Accordingly, the Company recognized a $37,000 gain from the change in fair value of these warrants for the three months ended September 30, 2009 and a $41,000 gain from the change in fair value for the nine months ended September 30, 2009. The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of January 1, 2009, and September 30, 2009 were as follows:

	Expiration Date
	September 2010	October 2010
Assumptions as of January 1, 2009:
Risk-free interest rate	2.27%	2.27%
Expected volatility	68%	66%
Expected life (in years)	1.75	1.83
Dividend yield	0%	0%

	Expiration Date
	September 2010	October 2010
Assumptions as of September 30, 2009:
Risk-free interest rate	1.34%	1.34%
Expected volatility	70%	73%
Expected life (in years)	1.00	1.08
Dividend yield	0%	0%

Note 11. Subsequent Events

On October 7, 2009, the action brought by KVO in the Delaware Chancery Court seeking to enjoin and postpone the Company’s 2009 annual meeting of stockholders was dismissed with prejudice in exchange for the Company’s payment of $45,000 in attorneys’ fees and costs incurred by KVO in connection with the lawsuit, as described in more detail above under Note 6 “Commitments and Contingencies – (a) Litigation.”

On October 16, 2009, the Company and RightNow Technologies, Inc. (“RightNow”) entered into an agreement to settle all legal disputes and release all claims between the two companies in connection with a lawsuit brought by RightNow in the Eighteenth Judicial District Court of Gallatin County, Montana on January 24, 2007 against KANA and four former employees of RightNow alleging violation of certain provisions of employment agreements, misappropriation of trade secrets, and other claims. Under the general release and settlement agreement, KANA agreed to pay RightNow $1.0 million (the “settlement amount”) with $100,000 due within ten days of executing the settlement agreement and the remainder due over nine consecutive quarters beginning with the quarter commencing January 1, 2010 or sooner upon a change in control. KANA also provided RightNow with a subordinated security interest in its assets as collateral for the amounts payable to RightNow. During the three months ended September 30, 2009, the Company recorded a $1.0 million settlement accrual in connection with the settlement.

On October 26, 2009, the Company entered into an Asset Purchase Agreement with Purchaser. Pursuant to the terms and subject to the conditions set forth in the Asset Purchase Agreement, Purchaser, an affiliate of Accel-KKR, will buy substantially all of the Company’s assets and assume substantially all of the Company’s liabilities for a purchase price of approximately $48.9 million in cash, subject to adjustment based on closing net working capital, net indebtedness, transaction expenses and other adjustments set forth in the Asset Purchase Agreement. The transaction is subject to specified closing conditions, including stockholder approval of the Asset Sale and the Asset Purchase Agreement and the transactions contemplated thereby. If the proposed Asset Sale is completed, KANA’s current operating business, which includes software, services and licensing, will operate as a privately-held company under its current KANA brand. At that time, the OTC Bulletin Board-listed entity will be renamed and will continue to be publicly traded under a new trading symbol with the net cash proceeds from the transaction and more than $400 million of net operating loss (NOLs) carry-forwards. Under the Asset Purchase Agreement, if the Asset Sale is not consummated, KANA may be required to pay Purchaser a termination fee of approximately $1.8 million under circumstances specified in the Asset Purchase Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report and those related to the proposed sale of substantially all of our assets to Kay Technology Corp, Inc. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false.

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

We have incurred substantial costs to develop our products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, we have incurred substantial losses since inception. On September 30, 2009, we had cash and cash equivalents of $1.8 million. As of September 30, 2009, we had negative working capital of $5.5 million, excluding $11.1 million of deferred revenue, and stockholders’ deficit of $2.2 million. We recorded losses from operations of $1.5 million and $5.2 million for the three and nine months ended September 30, 2009, respectively, and losses from operations of $753,000 and $756,000 for the three and nine months ended September 30, 2008, respectively. Net losses were $1.8 million and $5.6 million for the three and nine months ended September 30, 2009, respectively, and $887,000 and $1.1 million for the three and nine months ended September 30, 2008, respectively. Net cash used in operating activities was $1.9 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, we had 183 full-time employees, a decrease from 229 employees at December 31, 2008 and a decrease from 220 employees at September 30, 2008.

Recent Developments

On October 26, 2009, we entered into a definitive Asset Purchase Agreement with Kay Technology Corp. Inc., or Purchaser, an affiliate of Accel-KKR Capital Partners III, L.P., or Accel-KKR. Pursuant to the terms and subject to the conditions set forth in the Asset Purchase Agreement, Purchaser will buy substantially all of our assets and assume substantially all of our liabilities for a purchase price of approximately $48.9 million in cash, subject to adjustment based on closing net working capital, net indebtedness, transaction expenses and other adjustments set forth in the Asset Purchase Agreement. The transaction is subject to specified closing conditions, including stockholder approval of the Asset Sale and the Asset Purchase Agreement and the transactions contemplated thereby. If the proposed Asset Sale is completed, our current operating business, which includes software, services and licensing, will operate as a privately-held company under our current KANA brand. At that time, the OTC Bulletin Board-listed entity will be renamed and will continue to be publicly traded under a new trading symbol with the net cash proceeds from the transaction and more than $400 million of net operating loss (NOLs) carry-forwards. Under the Asset Purchase Agreement, if the Asset Sale is not consummated, we may be required to pay Purchaser a termination fee of approximately $1.8 million under circumstances specified in the Asset Purchase Agreement.

For additional information regarding potential risks and uncertainties associated with the proposed Asset Sale, please see “Risks Related to the Proposed Asset Sale” below.

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

The critical accounting estimates associated with these policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on May 15, 2009. We believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2009 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements in “Part I. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues:
License fees	18%	32%	14%	29%
Services	82	68	86	71

Total revenues	100	100	100	100

Costs and expenses:
Cost of license fees	6	1	3	2
Cost of services	29	28	33	30
Amortization of acquired intangible assets	*	*	1	*
Sales and marketing	17	32	21	32
Research and development	24	20	28	20
General and administrative	18	16	20	16
Restructuring	4	6	4	1
Transaction costs	6	—	2	—
Legal settlement	8	—	3	—

Total costs and expenses	112	105	115	101

Loss from operations	(12)	(5)	(15)	(1)
Interest and other income (expense), net	(2)	*	*	*

Loss before income tax expense	(14)	(5)	(16)	(2)
Income tax expense	*	*	*	*

Net loss	(14)%	(5)%	(16)%	(2)%

*	Less than 1%

Revenues

Total revenues decreased by 23% to $12.8 million for the three months ended September 30, 2009 from $16.7 million for the three months ended September 30, 2008, as a result of lower license and services revenues in the third quarter of 2009 compared to the same period in 2008. Total revenues decreased by 31% to $35.6 million for the nine months ended September 30, 2009 from $51.6 million for the nine months ended September 30, 2008, as a result of lower license and services revenues in 2009 compared to the same period in 2008.

License revenues include licensing fees only, and exclude associated support and consulting revenue. The majority of our licenses to customers are perpetual and associated revenues are recognized upon delivery provided that all revenue recognition criteria are met. License revenues decreased by 56% to $2.4 million for the three months ended September 30, 2009 from $5.3 million for the same period in the prior year. The decrease in license revenues was primarily due to closing no large revenue transactions that exceeded $1.0 million in revenue during the three months ended September 30, 2009 while there were two large transactions included in license revenues for the three months ended September 30, 2008. License revenues decreased by 66% to $5.1 million for the nine months ended September 30, 2009 from $15.0 million for the same period in the prior year due to closing no large transactions that exceeded $1.0 million in revenue during the nine months ended September 30, 2009 while there were five large transactions included in license revenues for the nine months ended September 30, 2008. While we are focused on increasing license revenues, we are unable to predict such revenues from period to period with any degree of accuracy because, among other things, the market for our products is unpredictable and intensely competitive, and our sales cycle is long and unpredictable. The length of our sales cycle has increased in recent periods due to uncertain economic conditions.

Our services revenues consist of support revenues and professional services fees. Support revenues relate to providing customer support, product maintenance and updates to our customers. Support revenues are the largest component of services revenues. Professional services revenues relate to providing consulting, training and implementation services to our customers including enterprise on-demand. Services revenues decreased 8% to $10.4 million for the three months ended September 30, 2009, compared to $11.3 million for the same period in 2008. Services revenues decreased 17% to $30.5 million for the nine months ended September 30, 2009, compared to $36.6 million for the same period in 2008. The decrease primarily resulted from lower consulting services as there were revenues from two large projects in the three months ended September 30, 2008 that did not recur in 2009. There was also a decrease in support revenues due to the sale of certain KANA products during 2008 and the effect of foreign exchange rates on foreign currency denominated deferred revenue. Additionally, certain support contracts did not renew during the quarter. Customers who purchase licenses frequently purchase support, consulting and training services, which usually occur subsequent to the license sales. Given the decrease in new license sales, revenues from these associated services also decreased.

Revenues from domestic sales were $10.2 million and $12.5 million for the three months ended September 30, 2009 and 2008, respectively, and $27.5 million and $39.1 million for the nine months ended September 30, 2009 and 2008, respectively. Revenues from international sales were $2.6 million and $4.1 million for the three months ended September 30, 2009 and 2008, respectively, and $8.1 million and $12.5 million for the nine months ended September 30, 2009 and 2008, respectively. Our international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues decreased by 10% to $4.6 million for the three months ended September 30, 2009 from $5.0 million for the same period in 2008. Total cost of revenues decreased by 20% to $13.3 million for the nine months ended September 30, 2009 from $16.6 million for the same period in 2008.

License Fees. Cost of license fees consists of third party software royalties, referral fees, and costs of documentation. Cost of license fees as a percentage of license revenues was 31% for the three months ended September 30, 2009, compared to 4% for the same period in the prior year. Cost of license fees as a percentage of license revenues was 22% for the nine months ended September 30, 2009, compared to 5% for the same period in the prior year. The absolute dollar amount and the cost of license fees as a percentage of license revenue increased significantly, due to third party royalties associated with a new product, fees associated with an enterprise license, and a one-time expense of third party royalties for both the three months and nine months ended September 30, 2009. We expect that our cost of license fees as a percentage of revenues from license sales will vary based on changes in the mix of products we sell and the timing of upgrades and that cost of license fees will generally range from approximately 25% to 35% of license revenue. The projected range is higher than our historical ranges due the fact that we have new royalty agreements for our new product.

Services. Cost of services consists primarily of compensation and related expenses for our customer support, consulting and training and enterprise on-demand services organizations, and allocation of facility costs and system costs incurred in providing customer support. Cost of services decreased to 35% of services revenue, or $3.7 million, for the three months ended September 30, 2009 compared to 41% of services revenue, or $4.7 million, for the same period in 2008. Cost of services decreased to 39% of services revenue, or $11.8 million, for the nine months ended September 30, 2009 compared to 42% of services revenue, or $15.4 million, for the same period in 2008. Both the absolute dollar amount and percentage of services revenue of cost of services decreased in the three months and nine months ended September 30, 2009 compared to the same period in 2008, primarily due to the use of fewer outside consultants. As of September 30, 2009 and 2008, we had 61 and 66 employees, respectively, in the support, consulting, training and enterprise on-demand organizations. During the first quarter of 2009, there was an increase in headcount due to the transfer of seven employees from the sales organization who are now primarily performing consulting work on an hourly billable basis or performing customer support functions, which was offset by other headcount reductions.

Cost of services may increase or decrease depending on the demand for these services and the revenue mix of such services. The expenses may also be affected by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in the three and nine months ended September 30, 2009 and 2008 related to $2.5 million of identifiable intangibles purchased in connection with the eVergance acquisition in June 2007. Acquired intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets (five years).

         Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased by 60% to $2.1 million for the three months ended September 30, 2009, from $5.3 million for the same period in 2008. Sales and marketing expenses decreased by 55% to $7.4 million for the nine months ended September 30, 2009, from $16.6 million for the same period in 2008. This was primarily due to lower compensation costs as a result of decreased headcount, lower commissions as a result of lower revenues and a reduction in our marketing programs. As of September 30, 2009, we had 26 employees in sales and marketing compared to 60 employees as of September 30, 2008, a decrease of 57%. The decrease was partially due to the transfer of seven employees to the consulting services organization as discussed above.

Sales and marketing expenses may increase or decrease, depending primarily on the amount of future revenues and our assessment of market opportunities and sales channels. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by 12% to $3.0 million for the three months ended September 30, 2009, from $3.4 million during the three months ended September 30, 2008. Research and development expenses decreased by 1% to $10.1 million for the nine months ended September 30, 2009 from $10.2 million for the same period in 2008. The decrease for the three months ended September 30, 2009 compared to the same period in the prior year was attributable primarily to a reduction in the use of outside consultants as our new product was released on June 30, 2009 and was partially offset by an increase in the number of employees. As of September 30, 2009, we had 67 employees in research and development compared to 59 employees as of September 30, 2008, an increase of 14%.

Research and development expenses including related head count may increase or decrease, depending primarily on the amount of future revenues, customer needs, and our assessment of market demand. The expenses may also be impacted by the amount, type and valuation of stock options granted as well as the amount of stock options cancelled due to employees and consultants leaving the Company.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, corporate governance, and bad debt expense. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased by 11% to $2.3 million for the three months ended September 30, 2009 from $2.6 million for the three months ended September 30, 2008. General and administrative expenses decreased by 17% to $7.0 million for the nine months ended September 30, 2009 from $8.4 million for the nine months ended September 30, 2008. The decrease in expenses was primarily due to lower compensation and related costs as a result of a decrease in head count and lower bonuses offset by an increase in outside accounting fees and legal costs. As of September 30, 2009, we had 29 employees in general and administrative and information technology combined compared to 35 employees as of September 30, 2008, a 17% decrease.

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

Restructuring Expense. During the three months ended September 30, 2009 we recorded $536,000 of restructuring expense related to a reduction in workforce. During the three months ended September 30, 2008, we recorded $1.1 million of restructuring expense related to a reduction of workforce, the ceased use of two of our offices and the expense related to capitalized costs of an internal use software project that was abandoned. During the nine months ended September 30, 2009, we recorded $1.3 million of restructuring expense related to a reduction of workforce and adjustment of facility costs for facilities previously included in the restructuring accrual. During the nine months ended September 30, 2008, we recorded $582,000 of restructuring expense, which included $737,000 related to a reduction in workforce, $263,000 of capitalized costs related to an internal use software project that was abandoned and $64,000 related to ceasing use of two facilities, partially offset by a restructuring recovery of $482,000 as a result of the extension of a lease on one of our properties.

Transaction Costs. During the three months ended September 30, 2009 we recorded $745,000 of transaction costs related to the proposed Asset Sale to Purchaser.

Legal Settlement. During the three months ended September 30, 2009 we recorded a $1.0 million settlement accrual related to the settlement of the RightNow lawsuit.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense and the change in fair value of warrant liability. Interest income and other income consists primarily of interest earned on cash and cash equivalents and was approximately $1,000 and $4,000 for the three months ended September 30, 2009 and 2008, respectively, and $6,000 and $20,000 for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest income related to lower interest rates and lower cash and cash equivalents balances in the three months ended September 30, 2009 compared to the same period in 2008. Interest expense and other expense relates primarily to interest expense on our line of credit and notes payable and was approximately $211,000 and $95,000 for the three months ended September 30, 2009 and 2008, respectively, and $353,000 and $278,000 for the nine months ended September 30, 2009 and 2008, respectively. The three and nine months ended September 30, 2009 include a $37,000 and $41,000 decrease in the fair value of the warrant liability, respectively. Interest expense varies from period-to-period based on the timing of borrowings and repayments.

Provision for Income Taxes

We have a history of net losses on a consolidated basis from inception through September 30, 2009. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. During the three and nine months ended September 30, 2009 and 2008, certain of our foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in us reporting income tax expense totaling approximately $31,000 and $43,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $57,000 and $89,000 for the nine months ended September 30, 2009 and 2008, respectively, in those foreign jurisdictions.

Liquidity and Capital Resources

As of September 30, 2009, we had $1.8 million in cash and cash equivalents, compared to $7.0 million in cash and cash equivalents at December 31, 2008. As of September 30, 2009, we had negative working capital of $5.5 million, compared to negative working capital of $895,000 as of December 31, 2008. As of September 30, 2009, our current liabilities included $11.1 million of deferred revenue (primarily reflecting payments received for future maintenance services to be provided to our customers) which is not included in our working capital. The timing of accounts receivable collections can significantly impact our cash balance from quarter to quarter.

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

Operating Cash Flow

Our operating activities used $1.9 million of cash for the first nine months of 2009, which included a $5.6 million net loss, a $1.6 million decrease in deferred revenue and net payments of $946,000 against accrued restructuring partially offset by a $1.5 million increase in accounts payable and accrued liabilities, a $1.1 million decrease in accounts receivable and non-cash charges of $1.2 million for stock-based compensation expense and $951,000 of depreciation expense.

Our operating activities used $2.2 million of cash for the first nine months of 2008, which included a $1.1 million net loss, a $2.4 million increase in accounts receivable, a $2.7 million decrease in deferred revenue, net payments of $919,000 against accrued restructuring, partially offset by non-cash charges of $1.7 million for stock-based compensation expense and $927,000 of depreciation expense.

Investing Cash Flow

Our investing activities provided $107,000 of cash during the first nine months of 2009 primarily due to a decrease in restricted cash of $446,000 partially offset by purchases of property and equipment of $339,000. Our investing activities used $1.1 million of cash during the first nine months of 2008 primarily due to purchases of property and equipment.

Financing Cash Flow

Our financing activities used $3.3 million of cash for the nine months ended September 30, 2009, which consisted of $2.4 million of net repayments on the line of credit and the repayment of $2.0 million on notes payable partially offset by new borrowings of $1.2 million. Our financing activities generated $723,000 of cash for the nine months ended September 30, 2008, which consisted of $2.9 million of net borrowings under the line of credit partially offset by the repayment of $2.2 million on notes payable.

Existence and Timing of Contractual Obligations

On November 30, 2005, we established a banking relationship with Bridge Bank N.A. (“Bridge”) and entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge under which we had access to a loan facility of $7.0 million. On March 28, 2008, we entered into a Second Amended and Restated Loan and Security Agreement with Bridge, which has been amended and under which we currently have access to a loan facility of $6.0 million (“March Loan Facility”). The March Loan Facility is a formula based revolving line of credit that is limited to 80% of eligible receivables subject to a sublimit of $2.5 million that is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under our line of credit were converted into a 33 month term loan on March 26, 2008 in the amount of $1.6 million. An additional $500,000 borrowed under the additional equipment financing provision was converted into a 36 month term loan on September 30, 2008. The total combined borrowing under the March Loan Facility and sublimits cannot exceed $6.0 million. The March Loan Facility is collateralized by all of our assets and expires June 30, 2010 at which time the entire balance under the formula-based revolving line of credit will be due. Interest for the formula-based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate (with a floor rate set at 4%) plus 2.50%, and was 6.50% as of September 30, 2009. The March Loan Facility contains certain restrictive covenants including but not limited to certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. If we are not in compliance with the covenants of the March Loan Facility, Bridge has the right to declare an event of default and all of the outstanding balances owed under the March Loan Facility would become immediately due and payable.

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

On July 30, 2009, we entered into a Loan and Security Modification Agreement to the March Loan Facility (“July Amendment”) that modified the March Loan Facility to provide for subordinated indebtedness of $1.0 million from Agility Capital, LLC (“Agility”).

As of September 30, 2009, we had $3.6 million outstanding under the March Loan Facility revolving credit line. The available balance of the March Loan Facility was lowered by the amount outstanding on the subordinated indebtedness from Agility and was also lowered by $116,000 which is used as collateral for a letter of credit related to a building lease, leaving an available balance of $1.3 million as of September 30, 2009.

Our future payments due under debt and lease obligations and other contractual commitments as of September 30, 2009 are as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Line of credit (1)	$3,560	$3,560	$—	$—	$—
Notes payable	985	985	—	—	—
Non-cancelable operating lease obligations (2)	1,704	1,494	210	—	—
Less: Sublease income (3)	(618)	(462)	(156)	—	—
Other contractual obligations (4)	9,950	4,494	4,110	1,346	—

Total	$15,581	$10,071	$4,164	$1,346	$—

(1)	Includes receivables-based loans under our revolving line of credit which matures in 2010 but which may be payable sooner if we experience a decrease in receivables.
(2)	Includes leases for properties included in the restructuring liability.
(3)	Includes subleases that are under contract as of September 30, 2009.
(4)	Represents payments on legal settlements, minimum payments to vendors for future royalty fees, marketing services, training services, consulting services, engineering services and sales events.

Off-Balance-Sheet Arrangements

As of September 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Outlook

We believe that based on our current revenue expectations for 2009 and 2010, it is unlikely that our cash and cash equivalents, including the $1 million loan closed on July 30, 2009, will be sufficient to meet our working capital and capital expenditure needs through September 30, 2010 without additional cash raised through debt or equity financing. In addition, if we do not experience anticipated demand for our products, we may need to further reduce costs, in addition to securing additional financing to meet our cash requirements. We can give no assurances as to whether we will be able to implement cost reduction initiatives, increase revenues, or obtain debt or equity financing, in order to provide sufficient liquidity for us to continue as a going concern.

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

In addition, the proposed Asset Sale could impact our financing needs.

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

Risks Related to the Proposed Asset Sale

If we fail to complete the Asset Sale, our business may be harmed.

We cannot assure you that the Asset Sale will be completed. The completion of the Asset Sale is subject to the satisfaction of a number of conditions, including, among others, the requirement that we obtain stockholder approval of the Asset Sale and the Asset Purchase Agreement and the requirement that we obtain certain required consents, including customer consents representing 93% of the aggregate maintenance revenue represented by all customer contracts requiring consent. In addition, Purchaser may terminate the Asset Purchase Agreement if we do not cure breaches, if any, of a material provision of the Asset Purchase Agreement within 30 days of notice of such breach. We cannot guarantee that we will be able to meet all of the closing conditions of the Asset Purchase Agreement. If we are unable to meet all of the closing conditions, Purchaser is not obligated to purchase our assets. We also cannot be sure that other circumstances, for example, a material adverse effect, will not arise that would allow Purchaser to terminate the Asset Purchase Agreement prior to closing. If the Asset Sale is not approved or does not close, our Board of Directors will be forced to evaluate other alternatives, which may be less favorable to us than the proposed Asset Sale. In order to continue as a going concern in this event, KANA would need to seek financing immediately, and such financing may not be available to it, or may be available on terms that are unfavorable, and are dilutive to existing stockholders. In addition, in 2010, KANA will be required to repay approximately $5,400,000 of outstanding indebtedness, and KANA does not anticipate that it will be able to repay such indebtedness unless it is able to secure new financing.

Under the Asset Purchase Agreement, KANA will be required to pay a termination fee of $1,834,050 plus Purchaser’s out-of-pocket fees and expenses to the extent not previously reimbursed if, among other things, the Asset Purchase Agreement is terminated by Purchaser because the Asset Sale and the Asset Purchase Agreement are not approved and adopted by our stockholders, and prior to the Annual and Special Meeting or such termination, an acquisition proposal was made and not publicly withdrawn and within twelve months following such termination, KANA consummates an alternative acquisition (at any valuation) or enters into a definitive agreement for an alternative acquisition (and an alternative acquisition is subsequently consummated). In addition, we have agreed to reimburse Purchaser for all of its out-of-pocket fees and expenses in the event that, among other things, the Asset Purchase Agreement is terminated due to the failure to obtain stockholder approval of the Asset Sale.

As a result of our announcement of the Asset Sale, third parties may be unwilling to enter into material agreements with us. New or existing customers and business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers and business partners may perceive that such new relationships are likely to be more stable. Our employees may become concerned about the future of the business and lose focus or seek other employment. If we fail to complete the Asset Sale, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations and financial condition.

In addition, if the Asset Sale is not consummated, our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the transaction and we will have incurred significant transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

You are not guaranteed any of the proceeds from the Asset Sale.

The purchase price for the Asset Sale will be paid directly to KANA and KANA could spend or invest the net proceeds from the Asset Sale in ways with which our stockholders may not agree. The investment of these proceeds may not yield a favorable return and may not benefit from KANA’s net operating losses.

We will be a very small public company with a large cash balance.

Once the Asset Sale is completed, we will remain a publicly traded company and will continue to be subject to SEC rules and regulations, including the Sarbanes-Oxley Act of 2002. As a result, we will continue to incur additional ongoing operating expenses and we cannot assure how much of the cash proceeds, if any, will ultimately be distributed to stockholders.

Our ability to execute our strategy following the Asset Sale depends on our ability to recruit and retain qualified management and/or advisors.

We do not anticipate that we will retain any of our current management employees following the closing of the Asset Sale, and our ability to execute our strategy following the closing of the asset purchase requires that we recruit personnel with experience in identifying attractive acquisition candidates and executing acquisition transactions.

We may make acquisitions that may not prove successful.

We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully and satisfactorily negotiate the terms of the acquisition. The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges.

We may not be able to consummate a business combination within the required time frame, in which case we, may be required to dissolve and liquidate our assets.

If we are unable to complete a business combination within the six months following the closing of the Asset Sale, our stockholders could vote to dissolve and liquidate our assets. If our stockholders vote to liquidate, we cannot provide any assurance as to the per share liquidation distribution because of our general and administrative expenses, the anticipated costs associated with seeking a business combination and any claims of our creditors. According, if we liquidate or dissolve, you may receive less than the current trading price of our common stock.

A significant portion of our working capital could be expended in pursuing business combinations that are not consummated.

It is anticipated that the investigation of each specific acquisition target and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, will not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition target, we may fail to consummate the transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect our subsequent attempts to locate and combine with another business.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of an acquisition target.

In connection with the capital requirements that will be required for any particular business combination, if the proceeds from the Asset Sale prove to be insufficient for a proposed acquisition, we may be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we may be compelled to restructure or abandon that particular business combination and seek alternative acquisition targets. In addition, if we complete a business combination, we may require additional financing to fund the operations or growth of acquisition target. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our combined business or businesses.

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

Since we began operations in 1997, our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses every year. As of September 30, 2009, our accumulated deficit was approximately $4.3 billion, which includes approximately $2.7 billion related to goodwill impairment charges. Our stockholders’ deficit at September 30, 2009 was $2.2 million. We continue to commit a substantial investment of resources to sales, product marketing and developing new products and enhancements, and we will need to increase our revenues to achieve profitability and positive cash flows. Our expectations as to when we can achieve positive cash flows, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. Our history of losses has previously caused some of our potential customers to question our viability, which has in turn hampered our ability to sell some of our products. Additionally, our revenues have been affected by the current downturn in economic conditions, both generally and in our market. As a result of these conditions, we have experienced and expect to continue to experience difficulties in attracting new customers, which means that, even if sales of our products and services grow, we may continue to experience losses, which may cause the price of our stock to decline.

Our ability to continue as a going concern is at risk.

Our independent registered public accounting firm has issued an opinion on our December 31, 2008 consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, negative working capital, negative cash flow from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The global economic downturn created a substantially more difficult business environment in 2008 and thus far in 2009, affecting our liquidity and operating performance. If our revenues do not improve and we are unable to reduce operating expenses sufficiently and we do not obtain additional financing, we may become unable to pay our operating expenses on a timely basis due to a lack of sufficient liquidity. We can give no assurances as to whether we will be able to implement cost reduction initiatives, increase revenues, or obtain debt or equity financing, in order to provide sufficient liquidity for us to continue as a going concern.

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

If we fail to generate sufficient revenues to support our business, we may need to seek additional financing to fund our operations or growth. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. Moreover, because of current volatility in the global capital markets and among financial institutions, including a tightening in the capital and credit markets, if we were to seek funding from the capital or credit markets, we may not be able to secure funding on terms acceptable to us or at all. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. Furthermore, any failure to raise sufficient capital in a timely fashion could prevent us from growing or pursuing our strategies or cause us to limit our operations and cause potential customers to question our financial viability. We had cash and cash equivalents of $1.8 million at September 30, 2009, and as of such date, had contractual commitments of $10.1 million due during the next twelve months. It is possible that our cash position could decrease over the next few quarters and some customers could become increasingly concerned about our cash situation and our ongoing ability to update and maintain our products. This could significantly harm our sales efforts.

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

During the three months ended September 30, 2009, one customer represented 13% of our total revenues and during the nine months ended September 30, 2009, no customer represented 10% or more of our total revenues. During the three months ended September 30, 2008, one customer accounted for 12% of total revenues. During the nine months ended September 30, 2008, no customer represented 10% or more of our total revenues. However, if we lose a number of major customers, or if contracts are delayed or cancelled or we do not contract with new major customers, our revenues and net loss would be adversely affected. In addition, customers that have accounted for significant revenues in the past may not generate revenues in any future period, and our failure to obtain new significant customers or additional orders from existing customers could materially affect our operating results.

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

During the three months ended September 30, 2009 we implemented a reduction in workforce and recorded $498,000 of expense related to this activity, as well as $38,000 of facilities related costs. During the nine months ended September 30, 2009 we implemented various cost reduction and restructuring activities, including a reduction in workforce, to reduce operating costs. The expense related to the reductions in work force was approximately $1.0 million and the expense related to two office closing settlements was approximately $311,000. We also implemented various cost reduction and restructuring activities to reduce operating costs during the year ended December 31, 2008. The expense related to this reduction in work force was approximately $737,000 and expense related to ceasing use of two of our offices was approximately $64,000. During the year ended December 31, 2008 we also wrote off approximately $263,000 of capitalized costs related to an internal use software project that was abandoned. Additionally, during the year ended December 31, 2008 we recorded a restructuring recovery of $482,000 as a result of the extension of a sublease on one of the properties in our restructuring accrual. These cost reduction and restructuring activities may not produce the full efficiencies and benefits we expect or the efficiencies and benefits might be delayed. There can be no assurance that these efforts, as well as any potential future cost reduction and restructuring activities, will not adversely affect our business, operations or customer perceptions, or result in additional future charges.

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

Since becoming a publicly traded security listed on The NASDAQ Stock Market in September 1999, our common stock has reached a sales price high of $1,698.10 per share and a sales price low of $0.46 per share. Our common stock is currently quoted on the OTCBB and the last reported sales price of our shares on October 31, 2009 was $0.79 per share.

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

A substantial proportion of our revenues are generated from sales outside North America, exposing us to additional financial and operational risks. Sales outside North America represented 20% and 23% of our total revenue for the three and nine months ended September 30, 2009, respectively. Sales outside North America represented 25%, 25% and 32% of our total revenues for 2008, 2007 and 2006, respectively. We have established offices in the United States, Europe and Japan. Sales outside North America could increase as a percentage of total revenues as we attempt to expand our international operations. In addition to the additional costs and uncertainties of being subject to international laws and regulations, international operations require significant management attention and financial resources, as well as additional support personnel. To the extent our international operations grow, we will also need to, among other things, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and systems integrators. International operations are subject to many inherent risks, including:

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

We develop products in the United States and sell these products in North America, Europe, and Asia. In the three and nine months ended September 30, 2009, revenues from customers outside of the United States approximated 20% and 23% of total revenues, respectively. In the years ended December 31, 2008, 2007 and 2006, revenues from customers outside of the United States as a percentage of total revenues approximated 25%, 25% and 32%, respectively. Generally, our sales are made in the local currency of our customers. As a result, our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We rarely use derivative instruments to hedge against foreign exchange risk. As such, we are exposed to market risk from fluctuations in foreign currency exchange rates, principally from the exchange rate between the U.S. dollar and the Euro and the British pound. We manage exposure to variability in foreign currency exchange rates primarily due to the fact that liabilities and assets, as well as revenues and expenses, are denominated in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative instrument transactions to manage this risk. Based on our overall foreign currency rate exposure at September 30, 2009, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations. Based on our overall debt position at September 30, 2009, we do not believe that a hypothetical 10% change in interest rates would materially adversely affect our financial position or results of operations. We do not consider our cash equivalents to be subject to interest rate risk due to their short maturities.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three and nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 16, 2009, we entered into an agreement with RightNow Technologies, Inc. (“RightNow”) to settle all legal disputes and release all claims between us in connection with a lawsuit brought by RightNow in the Eighteenth Judicial District Court of Gallatin County, Montana on January 24, 2007 against us and four former employees of RightNow alleging violation of certain provisions of employment agreements, misappropriation of trade secrets, and other claims. Under the general release and settlement agreement, we agreed to pay RightNow the $1.0 million with $100,000 due within ten days of executing the settlement agreement and the remainder due over nine consecutive quarters beginning with the quarter commencing January 1, 2010 or sooner upon a change in control. We also provided RightNow with a subordinated security interest in our assets as collateral for the amounts payable to RightNow. During the three months ended September 30, 2009, we recorded a $1.0 million settlement accrual in connection with the settlement.

The underwriters for our initial public offering, Goldman Sachs & Co., Lehman Bros., Hambrecht & Quist LLC, Wit Soundview Capital Corp., as well as us and certain of our current and former officers were named as defendants in federal securities class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “District Court”). The cases allege violations of various securities laws by more than 300 issuers of stock, including us, and the underwriters for such issuers, on behalf of a class of plaintiffs who, in our case, purchased our stock between September 21, 1999 and December 6, 2000 in connection with our initial public offering. Specifically, the complaints allege that the underwriter defendants engaged in a scheme concerning sales of our and other issuers’ securities in the initial public offering and in the aftermarket. In July 2003, we decided to join a settlement negotiated by representatives of a coalition of issuers named as defendants in this action and their insurers. In April 2005, the court requested a modification to the original settlement arrangement which was approved by us. Although we believed that the plaintiffs’ claims had no merit, we had decided to accept the settlement proposal to avoid the cost and distraction of continued litigation. We were a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by us or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the District Court. However, while the settlement was awaiting final approval by the District Court, in December 2006, the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a September 26, 2007 status conference, the District Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, the plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007, the defendants filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including us) and underwriter defendants and the insurance carriers for the defendants have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009. On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement. A hearing was held on September 10, 2009 to determine whether the proposed settlement should be granted final approval. On October 6, 2009, the district court granted final approval of the proposed settlement and directed the court clerk to close the consolidated action and all the individual actions that comprised the consolidated action, which includes the action against us. As part of this settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Several objectors to the settlement have filed notices of appeal, and there can be no guarantee that the appeals will not succeed in whole or in part. We believe that we have a meritorious defense to these claims. If litigation continues against us following the appeal, we would continue to defend against this action vigorously.

In October 2007, a lawsuit was filed in the U.S. District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of our initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints. In addition, certain issuer defendants filed a joint motion to dismiss the complaints. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join in the motions to dismiss. This matter was dismissed with prejudice on March 12, 2009. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 22, 2009, the Ninth Circuit issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals, and on May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program. Under the current schedule, the briefing on the appeal will be completed on November 17, 2009. No date has been set for a hearing in the Ninth Circuit.

         On September 2, 2009, we agreed to pay $45,000 in attorneys’ fees and costs to a former stockholder, KVO Capital Management, LLC (“KVO”) in connection with a lawsuit filed by KVO in Delaware Chancery Court on June 22, 2009, that sought to enjoin and postpone the 2009 annual meeting of stockholders, which had been properly scheduled for July 15, 2009, and which we subsequently rescheduled to December 1, 2009, mooting KVO’s claims in the lawsuit. In exchange for the payment of attorneys’ fees and costs, KVO agreed to and an order was filed with the Delaware Chancery Court to dismiss the action with prejudice on October 7, 2009.

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

Information regarding risk factors appears in “Part I. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and is incorporated herein by reference, and in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated October 26, 2009 by and among Kana Software, Inc. and Kay Technology Corp, Inc.	8-K	000-27163	2.1	10/27/09

3.1	Amended and Restated Bylaws of Kana Software, Inc. as currently in effect	8-K	000-27163	3.1	10/27/09

10.1	Amendment to Stock Purchase Warrants dated October 26, 2009 by and among Kana Software, Inc., NightWatch Capital Partners LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.1	10/27/09

10.2	Form of Voting Agreement executed by directors and officers of KANA Software, Inc.	8-K	000-27163	99.2	10/27/09

10.3	Voting Agreement and Irrevocable Proxy dated October 26, 2009 by and between Kay Technology Corp., Inc. and Double Black Diamond Offshore Ltd. and Carlson Capital, L.P	8-K	000-27163	99.3	10/27/09

10.4	General Release and Settlement Agreement dated October 16, 2009 between Kana Software, Inc. and RightNow Technologies, Inc.					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 16, 2009

Kana Software, Inc.

/s/ MICHAEL S. FIELDS
Michael S. Fields
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

/s/ JAY A. JONES
Jay A. Jones
Interim Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated October 26, 2009 by and among Kana Software, Inc. and Kay Technology Corp, Inc.	8-K	000-27163	2.1	10/27/09

3.1	Amended and Restated Bylaws of Kana Software, Inc. as currently in effect	8-K	000-27163	3.1	10/27/09

10.1	Amendment to Stock Purchase Warrants dated October 26, 2009 by and among Kana Software, Inc., NightWatch Capital Partners LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.1	10/27/09

10.2	Form of Voting Agreement executed by directors and officers of KANA Software, Inc.	8-K	000-27163	99.2	10/27/09

10.3	Voting Agreement and Irrevocable Proxy dated October 26, 2009 by and between Kay Technology Corp., Inc. and Double Black Diamond Offshore Ltd. and Carlson Capital, L.P	8-K	000-27163	99.3	10/27/09

10.4	General Release and Settlement Agreement dated October 16, 2009 between Kana Software, Inc. and RightNow Technologies, Inc.					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*	These certifications accompany KANA’s Quarterly Report on Form 10-Q; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of KANA under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.