Form 10-K
period 2009-12-31
SWK Holdings Corp
filed 2010-03-31
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27163

SWK Holdings Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5314 N. River Run Drive, Suite 350 Provo, Utah	84604
(Address of Principal Executive Offices)	(Zip Code)

(801) 805-1301
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $25,824,530 based upon the closing sales price of the Registrant’s Common Stock as reported on the Over the Counter Bulletin Board of $0.74.

At March 15, 2010 the Registrant had outstanding approximately 41,220,874 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2009

PART I

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will,” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1A “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.	BUSINESS.

Overview

SWK Holdings Corporation, a Delaware corporation (the “Company” or “SWK”), was known until December 23, 2009 as KANA Software, Inc.  (“KANA”) and was headquartered in Menlo Park, California.  As used in this report, “we,” “us,” “our,” and words of similar meaning refer to SWK Holdings Corporation.

From 1996 to December 23, 2009, the Company engaged in the development, marketing and support of customer communications software products.  Its applications were designed to integrate with other enterprise software and legacy systems, and provide customers with capabilities for personalization, customer profile management, inquiry management, universal business rules, knowledge management and work flow.  KANA used data modeling to make data located in external systems available in its application without requiring the data to be moved or replicated.  KANA also offered customer support and professional services, such as consulting and education.  KANA served financial services, communications, healthcare, government high technology, travel/hospitality and retail industries.  The Company sold its products primarily in North America, Europe and Asia through a direct sales force and third party integrators.

The Company has viewed its ability to carry forward its net operating losses ("NOLs") as an important and substantial asset. On January 26, 2006, in order to preserve stockholder value by protecting its ability to carry forward our NOLs, the Company entered into a Rights Agreement that provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock.  The purchase rights become exercisable after the acquisition or attempted acquisition of 4.9% or more of our outstanding common stock without the prior approval of our Board of Directors (the “Board”). On January 13, 2009, the Company amended and restated the Rights Agreement to extend the expiration date from February 3, 2009 to February 3, 2012 and to make certain other changes.  The Company again amended the Rights Agreement on December 22, 2009 to exclude the Asset Sale (as defined below) from triggering the Rights Agreement and to make certain other changes.  The Board adopted the rights agreement to preserve stockholder value by protecting our ability to carry forward our net operating losses (“NOLs”).  The Board believes that these NOL carryforwards are a substantial asset of the Company.  The amended and restated Rights Agreement and subsequent amendment are included as Exhibits 4.01 and 4.02 to this Annual Report on Form 10-K.

KANA experienced numerous business challenges, including industry consolidation, operational losses, declines in its stock price and difficulty obtaining financing, which began to intensify in 2008 with the global economic downturn.  As a result, the  Board began exploring strategic alternatives, including, but not limited to, remaining an  independent entity or entering into a strategic transaction with a third party.

Following an extensive strategic process, on October 26, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kay Technology Corp., Inc. (“Kay Technology”), an affiliate of Accel-KKR Capital Partners III, L.P. (“AKKR”).  Pursuant to this agreement, on December 23, 2009, the Company sold substantially all of its assets to Kay Technology (the “Asset Sale”) in exchange for cash consideration of $40.6 million.  In addition, Kay Technology assumed certain of KANA’s liabilities in the transaction.  Of the $40.6 million in consideration, $38.6 million was paid in cash to the Company at closing and $1.0 million was paid into escrow to satisfy SWK’s indemnification obligations for certain specified contingencies. (See “The Company may not receive any of the remaining proceeds from the Asset Sale being held in Escrow.” under Item 1A below.) An additional $1.0 million was paid into escrow to satisfy our obligations under any potential downward “true-up” adjustments to the purchase price following the closing (the “Purchase Price Escrow”).  We have agreed with Kay Technology that the full amount of the $1.0 million Purchase Price Escrow will be released to us, along with approximately $61,000 in additional post-closing adjustments to the consideration.  We expect to receive these amounts in the second quarter of 2010.

The Asset Purchase Agreement provided for a reduction in the purchase price if certain customer and vendor consents were not received prior to the closing, but allowed the Company to recoup such reduction with respect to any consent received within 30 days after the closing.  On February 22, 2010, Kay Technology paid to the Company approximately $382,000 for customer and vendor consents received after the closing of the Asset Sale.

At the closing of the Asset Sale, the Company amended its certificate of incorporation to change its name from Kana Software, Inc. to SWK Holdings Corporation and relocated its headquarters to Provo, Utah.  To distinguish the historical business, which is no longer conducted by the Company, throughout this report (i) we refer to the Company as KANA with respect to historical business activities conducted prior to December 23, 2009, and (ii) we refer to the Company as SWK or the Company with respect to all other matters.

Since the completion of the Asset Sale, we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition candidates.  Our goal is to redeploy our existing assets to acquire or invest in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our NOL carryforwards.  We are using a value-focused strategy and are focusing our acquisition search on U.S.-based businesses.  As of the date hereof, we are in the process of identifying and reviewing candidates for acquisition or other investment. We are unable to assure that we will find suitable candidates or that we will be able to utilize our existing NOL carryforwards.  (See “Risks Related to Our Acquisition Strategy” under Item 1A below).

If on or before June 23, 2010 the Company has not entered into definitive agreements with respect to one or more transactions requiring 50% or more of its cash (and cash equivalents, if any) as of such date, the Company expects to call a meeting of stockholders on or before August 2, 2010 to vote on a proposal to retain all of such cash for the purpose of investing in or acquiring control of one or more operating businesses. We are not under any obligation, contractually or otherwise, to call this meeting to vote on the return of cash to our stockholders. However, it is the policy of the Board to call this meeting if we have not entered into such definitive agreements on or before June 23, 2010.

If a majority of the Company's stockholders present at the meeting do not approve the proposal for the Company to retain all of its cash, the Company would expect to make a return of cash through dividend, self-tender or in any other manner determined by the Board.

If the proposal is not approved, the Company would expect to distribute an amount equal to 50% of the Company's cash as of the record date or other applicable determination date of the distribution, divided by the number of shares outstanding. As of December 31, 2009, the Company had $38.6 million in cash and 41,215,041 shares of common stock outstanding. A 50% distribution with a determination date of December 31, 2009 would result in a distribution of $0.47 per share. The Company's cash between December 31, 2009 and such determination date will be reduced by any operating costs, including costs of its acquisition search and costs relating to being a public company, would be increased by any interest received on its cash and cash equivalents and may be increased if the Purchase Price Escrow is released as is expected in the second quarter of fiscal 2010. The foregoing analysis is an estimate as of December 31, 2009, and is subject to adjustment based upon additional funds released from escrow, costs actually incurred and other factors as of the applicable determination date and subject to such other terms as may be determined by the Board.

Our principal executive offices are located at 5314 N. River Run Drive, Suite 350, Provo, Utah 84604. Our Internet website is http://www.swkhold.com.

Competition

We encounter competition from other entities also seeking to acquire profitable businesses and investments.  Such entities include private equity companies, venture capital funds, blank check companies, leveraged buyout funds, as well as operating businesses seeking acquisitions.  Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates.  Moreover, many of these entities possess greater financial, technical, human, and other resources than the Company.

Employees

As of December 31, 2009, we had no full-time employees, compared to 229 full-time employees as of December 31, 2008.  As of March 15, 2010, we had two employees, comprised of our Interim Chief Executive Officer and our Interim Chief Financial Officer.

ITEM 1A.	RISK FACTORS.

Our business environment involves substantial risks and uncertainty, including, but not limited to, the specific risks identified below. Additional risks not presently known to us, or that we currently deem immaterial, may become important factors that impair our business operations. Any of these risks could cause or contribute to causing our actual results to differ materially from expectations.  Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report on Form 10-K and our other public filings with the Securities and Exchange Commission (“SEC”).

The section headings in this Item 1A have been inserted for convenience of reference only and shall not modify or constitute a part of the individual Risk Factors.

Risks Related to Our Acquisition Strategy

We are pursuing an acquisition strategy which may not enhance value for stockholders.

Since the completion of the Asset Sale, we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition candidates.  Our goal is to redeploy our existing assets to acquire or invest in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our NOL carryforwards.  We are using a value-focused investment strategy and have been focusing our acquisition search on U.S.-based businesses.  As of the date hereof, we are in the process of identifying and reviewing candidates for acquisition or other investment.  We may not be able to identify any acquisition candidate at a price we consider fair and appropriate.  If we do identify a suitable acquisition candidate, we may not be able to successfully and satisfactorily negotiate the terms of the acquisition.  Furthermore, if we are successful in completing an acquisition, the integration of the acquired business will involve a number of risks and presents financial, managerial and operational challenges.  Therefore, we cannot assure that our acquisition strategy will enhance value to stockholders.

A significant portion of our working capital could be expended in pursuing business combinations that are not consummated.

We expect that the investigation of each specific acquisition target and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time and attention and substantial costs, including, but not limited to, costs for accountants, attorneys and other advisors. In addition, we may determine to pay finders’, exclusivity or similar fees in connection with structuring and negotiating business combinations. If we decide not to further pursue a specific business combination, the costs incurred, which may include finders’, exclusivity or similar fees, may not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition target, we may fail to consummate the transaction for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect our subsequent attempts to locate and combine with another business.

We may determine to pursue a transaction which limits our ability to use some or all of our substantial net operating loss carryforwards.

We are currently seeking to make one or more acquisitions to maximize value to all stockholders, which may benefit from the utilization of our substantial NOL carryforwards as of the date hereof.  However, we will pursue any acquisition or transaction which the Board believes to be in the best interests of the Company and its stockholders, and NOL carryforwards will be one of several factors considered by the Board in determining whether to pursue any such transaction.  The Board may determine to pursue a transaction which limits our ability to use some or all of our NOL carryforwards.  In addition, if we are unable to complete an acquisition, we may lose some or all of our NOL carryforwards, or they may expire.  Our federal NOL carryforwards expire by 2030, with the majority of such NOLs expiring by 2022.

We may be required to distribute our net cash proceeds from the Asset Sale, which would materially affect our ability to pursue our acquisition strategy.

If on or before June 23, 2010 we have not entered into definitive agreements with respect to one or more transactions requiring 50% or more of our cash (and cash equivalents, if any) as of such date, we expect to call a meeting of stockholders on or before August 2, 2010 to vote on a proposal to retain all of our cash for the purpose of investing in or acquiring control of one or more operating businesses.  We are not under any obligation, contractually or otherwise, to call this meeting to vote on the return of cash to our stockholders. However, it is the policy of our Board that we call this meeting if we have not entered into such definitive agreements on or before June 23, 2010.

If a majority of our stockholders present at the meeting do not approve the proposal for the Company to retain all of its cash, we would expect to make a return of cash through dividend, self-tender or in any other manner determined by the Board.

If the proposal is not approved, we would expect to distribute an amount equal to 50% of the Company’s cash as of the record date or other applicable determination date of the distribution, divided by the number of shares outstanding.  As of December 31, 2009, we had $38.6 million in cash consideration from the Asset Sale and 41,215,041 shares of common stock outstanding. A 50% distribution with a determination date of December 31, 2009 would result in a distribution of $0.47 per share. The Company’s cash between December 31, 2009 and such determination date will be reduced by any operating costs including costs of its acquisition search and costs relating to being a public company, would be increased by any interest received on our cash and cash equivalents and may be increased if the Purchase Price Escrow is released as is expected in the second quarter of fiscal 2010. The foregoing analysis is an estimate as of December 31, 2009, and is subject to adjustment based upon additional funds released from escrow, costs actually incurred and other factors as of the applicable determination date and subject to such other terms as may be determined by the Board.

If we are required to distribute a portion of our net cash proceeds to our stockholders, it would materially affect our ability to pursue our acquisition strategy.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of an acquisition target.

If the proceeds from the Asset Sale are insufficient for a proposed acquisition, we may be required to seek additional financing through the issuance of equity or debt securities or other arrangements to finance the transaction. Due to the fact that we currently have no income other than interest on our cash, borrowing requirements and other factors, we cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we may be compelled to restructure or abandon that particular business combination and seek alternative acquisition targets. In addition, if we complete a business combination, we may require additional financing to fund the operations or growth of acquisition target, which may be unavailable to us.  The failure to secure additional financing could have a material adverse effect on the continued development or growth of our combined business or businesses.

Until we select particular industries or target businesses in which to invest, stockholders will be unable to ascertain the merits or risks of the industries or businesses in which we may ultimately operate.

We are seeking to acquire a company with principal business operations in one or more industries that provide significant opportunities for growth.  We are not limited to any particular industry or type of business. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of any particular industries in which we may ultimately operate or the target business or businesses in which we may invest. Although we will evaluate the risks inherent in any target business in which we determine to invest, we cannot assure you that all of the material risks related to such business will be properly assessed.  Even if we properly assess those risks, some of them may be outside of our control or ability to affect or predict.

Risks Related to Our Company and Assets

We expect net losses for the foreseeable future due to low interest rates and because we have no operating business.

Following the Asset Sale completed on December 23, 2009, we have no operating business and our assets consist primarily of cash. Our sole source of income is interest received on our cash.  Due to current low interest rates, we do not expect material income until we are able to acquire an operating business.  Additionally, we expect to incur expenses in connection with our acquisitions search, as well as expenses of being a public company.  Until these conditions change, the Company expects to incur net losses.

The Company may not receive any of the remaining proceeds from the Asset Sale being held in escrow to satisfy our indemnification obligations for certain tax matters.

At the closing of the Asset Sale, Kay Technology paid approximately $1.0 million of consideration into escrow to satisfy the Company’s indemnification obligations under the Asset Purchase Agreement with respect to certain tax matters comprised of (i) $500,000 to satisfy our indemnification obligations with respect to KANA’s Japanese subsidiary, (ii)  $100,000 to satisfy our indemnification obligations with respect to KANA’s Canadian subsidiary and (iii) $360,000 to satisfy our indemnification obligations with respect to KANA’s Netherlands subsidiary.  Under the Asset Purchase Agreement, at any time prior to February 15, 2011, Kay Technology may assert a claim for indemnification with respect to losses incurred relating to certain tax issues.  Any funds remaining in escrow will be distributed to the Company on February 15, 2011, subject to claims by Kay Technology existing on such date.  We currently believe that we can collect the majority of this tax-related escrow.  However, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) we did not book these tax escrow amounts as receivable as of December 31, 2009, due to the uncertainty as to final amount and timing of collection.   There can be no assurance that the Company will receive any of the tax escrow amounts.

At the closing, Kay Technology also paid $1.0 million into the Purchase Price Escrow.  We have agreed with Kay Technology that the full amount of the Purchase Price Escrow will be released to us, along with approximately $61,000 in additional post-closing adjustments to the consideration.  We expect to receive these amounts in the second quarter of 2010.

After the release of the Purchase Price Escrow, we will likely be considered a shell company under the federal securities laws which will subject us to additional costs and disclosure requirements.

Under Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, a shell company is any company with nominal operations and assets consisting of cash and nominal other assets.  As of December 31, 2009, we are not a shell company under federal securities laws, because we have material GAAP assets other than cash, namely a $1.0 million receivable relating to the Purchase Price Escrow and approximately $382,000 in other consideration receivable. We have agreed with Kay Technology that the full amount of the Purchase Price Escrow will be released to us, along with approximately $61,000 in additional post-closing adjustments to the consideration.  We expect to receive these amounts in the second quarter of 2010.

Following this payment, until we acquire an operating business, we are likely to be considered a shell company for purposes of the federal securities laws.

Applicable securities rules prohibit shell companies from using (i) a Form S-8 registration statement to register securities pursuant to employee compensation plans for so long as we are a shell company and for a period of 60 days thereafter and (ii) Form S-3 for the registration of securities for so long as we are a shell company and for 12 months thereafter.

Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent that we acquire a business in the future, we must file a current report on Form 8-K containing the financial and other information required in a registration statement on Form 10 within four business days following completion of such a transaction.

To assist the SEC in the identification of shell companies, once we become a shell company, we will also be required to check a box on our quarterly reports on Form 10-Q and our annual reports on Form 10-K indicating that we are a shell company.

To the extent that we are required to comply with additional disclosure once we become a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, under Rule 144 of the Securities Act, a holder of restricted securities of a “shell company” is not allowed to resell their securities in reliance upon Rule 144. Preclusion from any prospective purchase using the exemptions from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future, and the inability to utilize registration statements on Forms S-8 and S-3 would likely increase our cost to register securities in the future. Additionally, the loss of the use of Rule 144 and Forms S-3 and S-8 may make investments in our securities less attractive to investors and may make the offering and sale of our securities to employees, directors and others under compensatory arrangements more expensive and less attractive to recipients.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold them fail.

Our cash and cash equivalents may be held in the form of cash or marketable securities and are highly liquid investments with original maturities of three months or less at the time of purchase.   Currently, our cash and cash equivalents consist entirely of cash, but we may determine to invest in marketable securities at a later date.  We maintain our cash with one or more reputable major financial institutions and would maintain any cash equivalents with reputable financial institutions. Deposits of cash with these banks exceed the Federal Deposit Insurance Corporation insurance limits. While we regularly monitor the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. We can provide no assurance that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

We are involved in intellectual property litigation, which involves risks.

On December 20, 2009, the Company, then known as  Kana Software, Inc., filed a lawsuit in the United States District Court for the District of Delaware against Versata Enterprises, Inc., Gensym Corp., Clear Technology, Inc., Versata Development Group, Inc., Tenfold Corp., and Versata, Inc., seeking a declaratory judgment that it does not infringe several patents and a declaratory judgment of invalidity of all of the patents-in-suit. Defendants asserted two counterclaims: a counterclaim alleging infringement of a patent by software products including Kana IQ, and a counterclaim alleging infringement of another patent by software products including Kana Response.  In addition, on December 21, 2009, the Company filed a separate lawsuit in the United States District Court for the District of Delaware against Versata Enterprises, Inc. and Everest Software, Inc. alleging infringement of a patent held by the Company. Defendants asserted a counterclaim seeking a declaratory judgment that the asserted patent is invalid.  See Item 3, Legal Proceedings.

In connection with the Asset Purchase, Kay Technology assumed substantially all liabilities relating to the Company’s operating business, including, but not limited to, liabilities related to intellectual property and patents, and agreed to indemnify the Company for losses and expenses incurred with respect thereto.  However, there can be no assurances that Kay Technology will be able to fully indemnify the Company for any such losses. Intellectual property litigation is expensive, and the ultimate outcome of any litigation is uncertain. In the event that Kay Technology does not fully indemnify us against our expenses in this litigation, or against any amounts that we may be required to pay in the event of an unfavorable outcome, we would be required to fund those expenses and amounts, which could have a material negative impact on us.

Our common stock is currently quoted on the Over the Counter Bulletin Board.

Since October 2005, our common stock has been quoted on Over the Counter Bulletin Board (“OTCBB”).  The OTCBB is generally considered less efficient than exchanges such as The New York Stock Exchange and The NASDAQ Stock Market.  Quotation of our common stock on the OTCBB may reduce the liquidity of our securities, limit the number of investors who trade in our securities, result in a lower stock price and larger spread in the bid and ask prices for shares of our common stock and could have an adverse effect on us. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on The NASDAQ Stock Market.  These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital.

Our listing on the OTCBB and our low stock price may greatly impair our ability to raise additional necessary capital through equity or debt financing and significantly increase the dilution to our current stockholders caused by any issuance of equity in financing or other transactions.  The price at which we would issue shares in such transactions is generally based on the market price of our common stock, and a decline in the stock price could result in our need to issue a greater number of shares to raise a given amount of funding.

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

We have adopted charter and bylaw provisions and a rights agreement that could delay or prevent an acquisition of the Company.

The Board has the authority to issue up to 5,000,000 shares of preferred stock. Without any further vote or action on the part of the stockholders, the Board has the authority to determine the price, rights, preferences, privileges, and restrictions of the preferred stock. This preferred stock, if issued, might have preference over and harm the rights of the holders of common stock.  Although the ability to issue this preferred stock provides us with flexibility in connection with possible acquisitions and other corporate purposes, it can also be used to make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

Additionally, we have a stockholder rights plan that is intended to protect our ability to utilize our NOL carryforwards and which would also make it difficult for a third party to acquire a significant number of shares of our common stock.

Our certificate of incorporation and bylaws include provisions that may deter an unsolicited offer to purchase us. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest. Furthermore, the Board is divided into three classes, only one of which is elected each year. In addition, directors are only removable by the affirmative vote of at least two-thirds of all classes of voting stock. These factors may further delay or prevent a change of control of the Company.

Our ability to execute our acquisition strategy depends on our ability to retain qualified management and/or advisors.

To pursue our acquisition strategy following the closing of the Asset Sale, we will continue to require management with experience in identifying attractive acquisition candidates and executing acquisition transactions.  Given the specialized nature of these skills and the fact that the Company faces competition in completing acquisitions, the inability of the Company to recruit and/or retain a talented management team could have a detrimental effect on the market price of our common stock and our ability to execute our strategy.

If we invest in securities, we could be required to register as an Investment Company under the Investment Company Act, which would be costly and could significantly limit our ability to operate and acquire a business.

The Investment Company Act of 1940, as amended (the “Investment Company Act”), requires registration as an investment company, for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities.  We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of the such Act if the value of its investment securities (as defined in the Investment Company Act) is more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).

Currently, our assets consist of cash, a receivable of $1.4 million in escrowed consideration from the Asset Sale and nominal other assets.  We are pursuing an acquisition strategy.  While our goal is to acquire one or more operating businesses, we may determine to invest in securities of another company in connection with such goal. Rule 3a-2 of the Investment Company Act and similar SEC principles and guidance provide a grace period of one year from December 23, 2009 (the date of stockholder approval of the Asset Sale) from the registration requirements under the Investment Company Act.   Pursuant to a resolution by the Board, we are eligible for this one-year grace period.

If we were unable to rely on an exclusion under the Investment Company Act and were deemed to be an inadvertent investment company due to an investment in marketable securities or otherwise, we would be forced to comply with substantive requirements of the Investment Company Act, including: (i) limitations on our ability to borrow; (ii) limitations on our capital structure; (iii) restrictions on acquisitions of interests in associated companies; (iv) prohibitions on transactions with affiliates; (v) restrictions on specific investments; (vi) limitations on our ability to issue stock options; and (vii) compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. Registration as an investment company would subject us to additional costs, which may be substantial, and restrictions that would significantly impair our ability to pursue our fundamental business strategy of acquiring and operating an established business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located in Provo, Utah, where we sublease approximately 2,300 square feet on a month-to-month basis under an agreement with Nightwatch Capital Advisors, LLC, a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer.  Our rent under this sublease is approximately $4,000 per month.  We believe these facilities are adequate for our business requirements.

ITEM 3.	LEGAL PROCEEDINGS.

In July 2001, the Company, its underwriters, and certain officers and directors were named as defendants in a securities class action lawsuit. This case is one of several hundred similar cases that have been consolidated into a single action.  The complaint alleges misstatements and omissions concerning underwriters’ compensation in connection with the Company’s initial public offering.  In February 2003, the Court denied a motion to dismiss that would have disposed of the claims against the Company.  A settlement proposal, which did not admit wrongdoing, had been approved by the Board and preliminarily approved by the Court.  While the parties’ request for court approval of the settlement was pending, in December 2006 the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions.  In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class.  At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties.  Plaintiffs filed an amended complaint on August 14, 2007.  On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008.  On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the Court denied in March 2008.  Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, engaged in mediation and settlement negotiations.  They reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009.  As part of this settlement, the Company’s insurance carrier agreed to assume the Company’s entire payment obligation under the terms of the settlement.  On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement.  After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009.  Several objectors have filed notices of appeal to the United States Court of Appeal for the Second Circuit from the District Court’s order granting final approval of the settlement.  Although the District Court has granted final approval of the settlement agreement, there can be no guarantee that it will not be reversed on appeal.  The Company believes that it has meritorious defenses to these claims.  If the settlement is not implemented and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering.  The plaintiff alleges that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial.  On February 28, 2008, Ms. Simmonds filed an amended complaint.  The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company.  This lawsuit is one of more than fifty similar actions filed in the same court.  On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint.  Accordingly, the Company did not join the motion to dismiss filed by certain issuers.  On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss.  On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on May 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals.  Under the current briefing schedule, the briefing was completed on November 17, 2009.  No date has been set for oral argument in the Ninth Circuit.

On December 20, 2009, the Company, then known as  Kana Software, Inc., filed a lawsuit in the United States District Court for the District of Delaware against several defendants: Versata Enterprises, Inc., Gensym Corp., Clear Technology, Inc., Versata Development Group, Inc., Tenfold Corp., and Versata, Inc.  In the litigation, the Company is seeking a declaratory judgment that it does not infringe several patents.  The Company also seeks a declaratory judgment of invalidity of all of the patents-in-suit.  The case has been assigned to Judge Sue L. Robinson.  On December 23, 2009, the Company completed the Asset Sale, pursuant to which (i) the Company amended its certificate of incorporation to change its name to SWK Holdings Corporation, (ii) the Company sold its operating business, including substantially all of its intellectual property, including all patents, to Kay Technology and (iii) Kay Technology assumed substantially all liabilities relating to the Company’s operating business, including, but not limited to, liabilities related to intellectual property and patents, and agreed to indemnify the Company for losses incurred with respect thereto.   On December 23, 2009, the Company filed an amended complaint adding Kay Technology as a named plaintiff in the lawsuit.   On February 16, 2010, Defendants filed an answer to the amended complaint.  In their answer, Defendants asserted two counterclaims: a counterclaim alleging infringement of a patent by software products including Kana IQ, and a counterclaim alleging infringement of another patent by software products including Kana Response.  On March 9, 2010, the Company and Kay Technology filed an answer to Defendants’ counterclaims, denying any infringement.

On December 21, 2009, the Company, then known as Kana Software, Inc., filed a lawsuit in the United States District Court for the District of Delaware against Versata Enterprises, Inc. and Everest Software, Inc. alleging infringement of U.S. Patent No. 6,941,304 by defendants' making, selling, offering to sell and/or importing certain email communication software solutions.   The case has been assigned to Judge Sue L. Robinson.  On December 23, 2009, the Company completed the Asset Sale, pursuant to which (i) the Company amended its certificate of incorporation to change its name to SWK Holdings Corporation, (ii) the Company sold its operating business, including  substantially all of its intellectual property, including all patents, to Kay Technology and (iii) Kay Technology assumed substantially all liabilities relating to the Company’s operating business, including, but not limited to, liabilities related to intellectual property and patents, and agreed to indemnify the Company for losses incurred with respect thereto.   On December 23, 2009, the Company filed an amended complaint adding Kay Technology as a named plaintiff in the lawsuit.   On February 16, 2010, Defendants filed an answer to the amended complaint.  In their answer, Defendants asserted a counterclaim seeking a declaratory judgment that the asserted patent is invalid.  On March 9, 2010, the Company and Kay Technology filed an answer to Defendants’ counterclaim, denying that the asserted patent is invalid.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s consolidated results of operations, balance sheets and cash flows due to defense costs, and divert management resources.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company trades on the OTCBB. In connection with the Asset Sale, on February 4, 2010, our ticker symbol changed to “SWKH.OB.”  From December 2005 to February 3, 2010, our common stock traded on the OTCBB under the symbol “KANA.OB”. The table below sets forth the high and low bid information for our common stock as reported on the OTCBB for each full quarterly period within the two most recent fiscal years.

	High	Low
Fiscal 2008
First Quarter	$2.40	$1.23
Second Quarter	1.65	1.07
Third Quarter	1.75	0.93
Fourth Quarter	1.09	0.46

Fiscal 2009
First Quarter	$0.90	$0.55
Second Quarter	0.77	0.45
Third Quarter	0.95	0.60
Fourth Quarter	1.00	0.65

Holders of Record

There were approximately 887 stockholders of record of our common stock as of March 15, 2010. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have not paid any cash dividends on our capital stock. If on or before June 23, 2010 we have not entered into definitive agreements with respect to one or more transactions requiring 50% or more of our cash (and cash equivalents, if any) as of such date, we expect to call a meeting of stockholders on or before August 2, 2010 to vote on a proposal to retain all of our cash for the purpose of investing in or acquiring control of one or more operating businesses.  We are not under any obligation, contractually or otherwise, to call this meeting to vote on the return of cash to our stockholders. However, it is the policy of our Board that we call this meeting if we have not entered into such definitive agreements on or before June 23, 2010.

If a majority of our stockholders present at the meeting do not approve the proposal for the Company to retain all of its cash, we would expect to make a return of cash through dividend, self-tender or in any other manner determined by the Board.

If the proposal is not approved, we would expect to distribute an amount equal to the Company’s cash as of the record date or other applicable determination date of the distribution, divided by the number of shares outstanding.  As of December 31, 2009, we had $38.6 million in cash consideration from the Asset Sale and 41,215,041 shares of common stock outstanding. A 50% distribution with a determination date of December 31, 2009 would result in a distribution of $0.47 per share. The Company’s cash between December 31, 2009 and such determination date will be reduced by any operating costs, including costs of its acquisition search and costs relating to being a public company, would be increased by any interest received on our cash and cash equivalents and may be increased if the  Purchase Price Escrow is released as is expected in the second quarter of fiscal 2010. The foregoing analysis is an estimate as of December 31, 2009, and is subject to adjustment based upon additional funds released from escrow, costs actually incurred and other factors as of the applicable determination date and subject to such other terms as may be determined by the Board.

Except as set forth in the preceding paragraph, we intend to retain our cash and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities in the period covered by this report.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity incentive plans may be found in the section captioned “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will,” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from” those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1A “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

The Company was known until December 23, 2009 as KANA Software, Inc. (“KANA”) and was headquartered in Menlo Park, California.   For a discussion of our historical business, see “Historical Business” below.

Following an extensive strategic process, on October 26, 2009, the Company entered into the Asset Purchase Agreement with Kay Technology, an affiliate of AKKR.  Pursuant to this agreement, on December 23, 2009, the Company sold to Kay Technology substantially all of its assets other than: (i) NOLs, (ii) certain other deferred tax assets, (iii) cash received upon the exercise of certain options and warrants, (iv) certain potential income tax refunds, (v) stockholder and stock option records, (vi) contracts related to any equity investments and our stockholder rights plan, (vii) insurance policies and (viii) certain other immaterial assets.  Kay Technology assumed substantially all of the Company’s liabilities, other than those: (i) arising under the Asset Purchase Agreement, including related taxes and transaction costs, (ii) related to the assets retained in the Asset Sale, (iii) insured by our insurance policies or related to indemnification of directors or officers, (iv) relating to the payment of income taxes for periods prior to the closing or as a transferee or successor, (v) with respect to certain employees not hired by Kay Technology, (vi)  in connection with contracts related to any equity investment in KANA and our stockholder rights plan and (vii) arising from any claims by KANA’s stockholders or other equity holders.

The consideration in the transaction was $40.6 million, of which $38.6 million in cash was paid to the Company at closing and $1.0 million was paid to an escrow to satisfy SWK’s indemnification obligations for certain specified tax-related contingencies.  (See “Risks Related to the Company and our Business. The Company may not receive any of the remaining proceeds from the Asset Sale being held in Escrow.”)  An additional $1.0 million was paid into the Purchase Price Escrow.  We have agreed with Kay Technology that the full amount of the $1.0 million Purchase Price Escrow will be released to us, along with approximately $61,000 in additional post-closing adjustments to the consideration.  We expect to receive these amounts in the second quarter of 2010.

The Asset Purchase Agreement provided for a reduction in the purchase price if certain customer and vendor consents were not received prior to the closing, but allowed the Company to recoup such reduction with respect to any consent received within 30 days of the closing.  On February 22, 2010, Kay Technology paid to the Company approximately $382,000 for customer and vendor consents received after the closing of the Asset Sale.

At the closing of the Asset Sale, the Company changed its name from Kana Software, Inc. to SWK Holdings Corporation.

Since the completion of the Asset Sale, we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition candidates.  Our goal is to redeploy our existing assets to acquire, or invest in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our NOL carryforwards.  We are using a value-focused strategy and are focusing our acquisition search on U.S.-based businesses.  As of the date hereof, we are in the process of identifying and reviewing candidates for acquisition or other investment. We are unable to assure that we will find suitable candidates or that we will be able to utilize our existing NOL carryforwards.  (See “Risks Related to Our Acquisition Strategy” under Item 1A above).  We may make an acquisition which will utilize the Company’s significant NOLs and have been focusing our acquisition search on U.S.-based businesses.

From and after the completion of the Asset Sale, we have maintained our cash at one or more large financial institutions.  As of the date hereof, we are earning annual interest of approximately 0.7% on our cash and expect to continue to receive interest at current market rates.

Historical business

From 1996 to December 23, 2009, the Company engaged in the development, marketing and support of customer communications software products.  Its applications were designed to integrate with other enterprise software and legacy systems and provide customers with capabilities for personalization, customer profile management, inquiry management, universal business rules, knowledge management and work flow.  KANA used data modeling to make data located in external systems available in its application without requiring the data to be moved or replicated.  KANA also offered customer support and professional services, such as consulting and education.  KANA served financial services, communications, healthcare, government high technology, travel/hospitality and retail industries.  The Company sold its products primarily in North America, Europe and Asia through a direct sales force and third party integrators.

KANA’s revenue was primarily derived from the sale of its software and related maintenance and support of the software. KANA also derived revenues from consulting, training and other services.  KANA’s products were generally installed by its customers using either a systems integrator, such as IBM or Accenture or our professional services group.  KANA’s professional services group assisted the systems integrators as subject matter experts and in some cases acted as the prime contractor for implementation of the software.  In June 2007 KANA acquired eVergance, a management consulting and systems integration firm which expanded its professional services group’s capabilities and resources.  KANA also relied on IBM and other systems integrators to recommend and install its software.

KANA incurred substantial costs to develop its products and to recruit, train and compensate personnel for our engineering, sales, marketing, client services and administration departments. As a result, KANA incurred substantial losses since inception.

On December 31, 2009, we had cash and cash equivalents of $38.6 million and receivables of $1.4 million comprised of: (i) $1.0 million in consideration from the Asset Sale currently being held in escrow, (ii) a receivable of approximately $61,000 from the post-closing purchase price adjustment under the Asset Purchase Agreement and (iii) approximately $382,000 for post-closing consents received in February 2010.  The receivables are reflected as non-trade receivables in the "Prepaid expenses and other current assets" line item in the balance sheet as of December 31, 2009.  (See “The Company may not receive any of the remaining proceeds from the Asset Sale being held in Escrow.” under Item 1A above.)  As of December 31, 2009, we had an accumulated deficit of $4.3 billion and a positive working capital of $39.8 million.  Losses from operations were $8.4 million and $3.2 million for 2009 and 2008, respectively, and we had a net income of $34.9 million in 2009 and a net loss of $3.7 million for 2008.  Net cash used for operating activities was $2.0 million and $418,000 in 2009 and 2008, respectively.

Due to our limited operations and substantial cash balance following the Asset Sale, we have adequate cash to fund our operations, working capital and capital expenditure requirements, comprised primarily of public company expenses and costs related to our acquisition search through December 31, 2010.

As of December 31, 2009, following the Asset Sale on December 23, 2009, we had no full-time employees.  This represents a decrease from 229 employees at December 31, 2008.  As of March 15, 2010, there were two employees.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these consolidated financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period.  Accordingly, actual results could differ materially from our estimates.

We believe the following discussion addresses our most critical accounting policies.  These critical accounting policies require management to make difficult, subjective, and complex judgments, and are most important to the portrayal of our financial condition and results of operations.

The Company sold substantially all of its assets in the Asset Sale.  The Company may be required to adopt different policies with respect to its operations in 2010 as a shell company or with respect to any business it may acquire in the future.

Please refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further description of our critical accounting policies.

NOTE:  Financial information in this Form 10-K is based on the business operations of KANA.  These operations were sold on December 23, 2009, pursuant to the Asset Sale.  As of December 31, 2009, the Company’s only material assets were its cash and a non-trade receivable of $1.4 million in contingent consideration from the Asset Sale.  Additionally, the Company has no material operating business.  To distinguish the historical business, which is no longer conducted by the Company, throughout this report (i) we refer to the Company as KANA with respect to historical business activities conducted prior to December 23, 2009, and (ii) we refer to the Company as SWK or the Company with respect to all other matters. Although our matters may be described in the present or future tense, some of the information and analysis included may not be applicable for 2010.

Revenue Recognition

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e., persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable). We use the residual method described in the guidance to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (i) the basic criteria of software revenue recognition have been met, (ii) payment of the license fees is not dependent upon the performance of the consulting services and (iii) the consulting services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. KANA did not provide significant customization of its software products.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable, and we generally do not recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met.

Probability of collection is based upon assessment of the customer’s financial condition through review of their current financial statements or publicly-available credit reports. For sales to existing customers, prior payment history was also considered in assessing probability of collection. KANA was required to exercise significant judgment in deciding whether collectability was reasonably assured, and such judgments may have materially affected the timing of our revenue recognition and our results of operations.

Services revenues include revenues for consulting services, customer support and training, and managed services. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, we recognize the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by the guidance.  Our consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue.  Revenues from managed services are recognized ratably over the term of the arrangement, while application fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals.

Vendor-specific objective evidence for consulting and training services is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Vendor-specific objective evidence for support services is based on the price charged when an element is sold separately or the stated contractual renewal rates.

Accounting for Internal-Use Software

Internal-use software costs, including fees paid to third parties to implement the software, are capitalized beginning when we have determined various factors are present, such as that technology exists to achieve the performance requirements, KANA made a decision as to whether it will purchase the software or develop it internally and KANA authorized funding for the project. Capitalization of software costs ceases when the software implementation is substantially complete and is ready for its intended use, and the capitalized costs are amortized over the software’s estimated useful life (generally five years) using the straight-line method.

When events or circumstances indicate the carrying value of internal-use software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, if it is no longer probable that the computer software being developed will be placed in service, the asset is adjusted to the lower of its carrying value or fair value, if any, less direct selling costs. Any such adjustment would result in an expense in the period recorded, which could have a material adverse effect on our consolidated statements of operations. In the quarter ended September 30, 2008, KANA expensed approximately $263,000 of capitalized costs related to an internal use software project that was abandoned. This amount is included in the restructuring costs, net of recoveries line on the consolidated statements of operations.

Restructuring

In March 2008, KANA was notified by the subtenant of one of the facilities included in the restructuring accrual of their intent to lease additional space and extend their sublease through the end of our lease term. As a result of this agreement, we recorded a restructuring recovery of approximately $482,000. The agreement was executed in May 2008.

In July 2008, the Company implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to this reduction in work force was approximately $737,000 and the expense related to ceasing use of two offices was approximately $64,000. Additionally, the Company expensed approximately $263,000 of capitalized costs related to an internal use software project that was abandoned.

In April 2009, the Company signed a Settlement and Release Agreement with RMJM Group, Inc. (“RMJM”), the sub landlord for one of the properties included in the restructuring accrual that provided for RMJM to draw down a letter of credit held by RMJM as collateral for the Company’s sublease from RMJM.  The proceeds of the draw down and current cash deposit held by RMJM were applied to all remaining lease payments and estimated additional operating costs for the lease that expired in January 2010. The remaining liability was transferred to Kay Technology as part of the Asset Sale.  Kay Technology is responsible for any additional charges over the estimate through the remaining lease term.  The funds in excess of the remaining rent and estimated additional operating costs were returned to Kay Technology.

In April 2009, the Company implemented various cost reduction activities to reduce operating costs. The expense related to reduction in workforce was approximately $532,000 and the expense related to the Settlement and Release Agreement with RMJM was approximately $167,000. Additionally, in June 2009, KANA had another facility settlement for one of its European offices, and the related expense was approximately $106,000. During the three months ended September 30, 2009, the Company recognized approximately $498,000 of expense related to a reduction in workforce and $38,000 of facilities related costs.

All liabilities related to the foregoing matters were assumed by Kay Technology in the Asset Sale.

Goodwill and Intangible Assets

We evaluated all potential indicators of impairment of goodwill and intangible assets, but at a minimum, tested goodwill and intangible assets for impairment on an annual basis. Our judgments regarding the existence of impairment indicators were based on market conditions and operational performance. All goodwill and intangible assets were written off as part of the Asset Sale and included in the calculation of gain on sale of assets.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the current Financial Accounting Standards Board (“FASB”) guidance, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options based on estimated fair values.

The guidance requires companies to estimate the fair value of employee stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Employee stock-based compensation expense for each of the years ended December 31, 2009 and 2008 was $1.6 million and $2.2 million, respectively.

We utilize the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

For stock options granted to non-employees, we recognize compensation expense in accordance with the FASB guidance, which require such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic fair value adjustments as the underlying equity instruments vest. We amortize compensation expense related to non-employee stock options in accordance with FASB guidance.  Also see “Stock-based Compensation” in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Effect of Recent Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth selected data for the periods presented. Percentages are expressed as a percentage of total revenues.

	Years Ended December 31,
	2009	2008

Revenues:
License fees	13%	27%
Services	87	73
Total revenues	100%	100%

Costs and expenses:
Cost of license fees	4%	2%
Cost of services (1)	33	30
Amortization of acquired intangible assets	1	1
Sales and marketing (1)	20	34
Research and development (1)	28	21
General and administrative (1)	19	16
Restructuring	3	1
Transaction costs	8	-
Legal settlement	2	-
Total costs and expenses	118%	105%

(1) Stock-based compensation included in the expense line items:

Cost of services	* %	* %
Sales and marketing	1	1
Research and development	1	1
General and administrative	1	1
	3%	3%
*	Less than 1%

Comparison of the Years Ended December 31, 2009 and 2008

Revenues

Total revenues decreased by 31% to $45.3 million for the year ended December 31, 2009 from $65.2 million for the year ended December 31, 2008, primarily as a result of lower license and services revenues in 2009 compared to 2008.

License revenues include licensing fees only and exclude associated support and consulting revenues. The majority of KANA’s licenses to customers are perpetual and associated revenues are recognized upon delivery, provided that all revenue recognition criteria are met as discussed in “Revenue Recognition” under “Critical Accounting Policies and Estimates” above. License revenues decreased by 68% to $5.7 million for 2009 from $17.7 million for 2008. This decrease in license revenues was based, in part, on additional levels of approvals inside KANA’s customers’ organizations that resulted in longer sales cycles and reduced levels of overall demand brought on as a result of macro economic conditions. Historically, services revenues consisted of support revenues and professional services revenues and fees. Support revenues related to providing customer support, product maintenance and updates to customers. Professional services revenues related to providing consulting, training and implementation services to customers including managed services. Services revenues decreased by 17% to $39.6 million for the year ended December 31, 2009 compared to $47.5 million for 2008. Support revenues were the largest component of services revenues, and in 2009, support revenues decreased slightly. The other component of services revenues, professional services fees, decreased in 2009 from 2008 primarily as a result of reduced new license implementation services.

Revenues from international sales were $10.3 million, or 23% of total revenues, in the year ended December 31, 2009 and $16.4 million, or 25% of total revenues, in the year ended December 31, 2008. KANA’s international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Total cost of revenues decreased by 20% to $17.0 million for the year ended December 31, 2009 from $21.2 million for the year ended December 31, 2008.

License Fees. Cost of license fees consists primarily of third party software royalties and costs of product documentation. Cost of license fees as a percentage of license revenue was 29% in 2009 compared to 6% in 2008. The increase was primarily due to a higher relative percentage of fixed third party royalty costs compared to lower license fees revenues.  During 2009, the Company entered into a contract with a large technology company for a 5-year term with annual minimum fixed royalty fees.  The fees included in cost of license under this contract during 2009 were $700,000.

Services. Cost of services consists primarily of salaries and related expenses for our customer support, consulting, and training services organization, and allocation of facility costs and system costs incurred in providing customer support and managed services. Cost of services decreased to 38% of services revenues, or $14.9 million, for 2009 compared to 41% of services revenues, or $19.7 million, for 2008. Both totals include stock-based compensation of $308,000 and $325,000 for 2009 and 2008, respectively. The increase in service margins in 2009 compared to 2008 was primarily due to reduced contractors’ costs.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in 2009 and 2008 was related to $2.5 million of intangible assets recorded in connection with the acquisition of eVergance in June 2007.  Amortization totaled $489,000 and $500,000 for the years ended December 31, 2009 and 2008, respectively.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses decreased by 59% to $9.2 million for the year ended December 31, 2009 from $22.3 million for the year ended December 31, 2008. Both totals include stock-based compensation of $420,000 and $652,000 for 2009 and 2008, respectively. The decrease in expenses was partially attributable to a decrease in sales and marketing personnel of 58% from a total of 60 as of December 31, 2008 to 25 immediately prior to the completion of the Asset Sale and a decrease in marketing programs.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses decreased by 7% to $12.8 million for the year ended December 31, 2009 from $13.8 million for the year ended December 31, 2008. Both totals include stock-based compensation of $357,000 and $331,000 for 2009 and 2008, respectively. The decrease in expenses was primarily attributable to a reduction in the number of contractors and lower variable compensation.  Immediately prior to the completion of the Asset Sale, KANA had 67 employees in research and development compared to 65 employees as of December 31, 2008, a 3% increase.  Following the Asset Sale, we had no employees in research and development.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources and corporate governance. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses decreased by 18% to $8.7 million for the year ended December 31, 2009 from $10.6 million for the year ended December 31, 2008. Both totals include stock-based compensation of $541,000 and $904,000 for years ended December 31, 2009 and 2008, respectively. The decrease in expenses was primarily due to a reduction in employees, lower variable compensation costs, and a reduction in outside consultants partially offset by higher legal fees and accounting costs.  Immediately prior to the completion of the Asset Sale, we had 28 employees in general and administrative and information technology compared to 35 employees as of December 31, 2008, a 20% decrease.  As of December 31, 2009, following completion of the Asset Sale, we had no employees.  As of March 15, 2010, we had two employees.

Restructuring Costs. In March 2008, KANA was notified by the subtenant of one of the facilities included in the restructuring accrual of their intent to lease additional space and extend their sublease through the end of KANA’s lease term. As a result of this agreement, the Company recorded a restructuring recovery of approximately $482,000. The agreement was executed in May 2008.

In July 2008, KANA implemented various cost reduction and restructuring activities to reduce operating costs. The expense related to this reduction in work force was approximately $737,000, and the expense related to ceasing use of two offices was approximately $64,000. Additionally, KANA expensed approximately $263,000 of capitalized costs related to an internal use software project that was abandoned.

In April 2009, we signed a Settlement and Release Agreement with RMJM Group, Inc. (“RMJM”), the sub landlord for one of the properties included in the restructuring accrual that provided for RMJM to draw down a letter of credit held by RMJM as collateral for our sublease from RMJM. The proceeds of the draw down and current cash deposit held by RMJM will be applied to all remaining lease payments, and estimated additional operating costs for the remainder of the lease that expires in January 2010. The remaining liability was transferred to Kay Technology as part of the Asset Sale.  Kay Technology is responsible for any additional charges over the estimate through the remaining lease term.  The funds in excess of the remaining rent and estimated additional operating costs will be returned to Kay Technology.  The expense related to the Settlement and Release Agreement with RMJM was approximately $167,000.

In April 2009, KANA implemented various cost reduction activities to reduce operating costs. The expense related to reduction in workforce was approximately $532,000. Additionally, in June 2009, KANA had another facility settlement for a European office and the related expense was approximately $106,000. During the three months ended September 30, 2009, KANA recognized approximately $498,000 of expense related to a reduction in workforce and $38,000 of facilities related costs.

The following table summarizes restructuring activities for the years ended December 31, 2009 and 2008 (in thousands):

	Facilities	Severance and Related	Internal Use Software	Total
Restructuring accrual at December 31, 2007	$2,752	$-	$-	$2,752
Restructuring charge (recoveries)	(418)	737	263	582
Payments made x	(1,632)	(737)	-	(2,369)
Non-cash adjustment	-	-	(263)	(263)
Sublease payments received	478	-	-	478
Restructuring accrual at December 31, 2008	1,180	-	-	1,180
Restructuring charge	311	1,030		1,341
Payments made	(1,538)	(910)		(2,448)
Sublease payments received	407	-	-	407
Liability assumed by Kay Technology	(360)	(120)		(480)
Restructuring accrual at December 31, 2009	$-	$-	$-	$-

Interest and Other Income (Expense), Net

Interest and other income (expense) net consists primarily of interest expense, adjustments to warrant value and foreign currency translation expense. Interest income consists primarily of interest earned on cash and cash equivalents and was approximately $7,000 and $27,000 for the years ended December 31, 2009 and 2008, respectively. The decrease in interest income related to lower average cash and cash equivalents balances in 2009 compared to 2008. Interest expense relates primarily to our line of credit and notes payable and was approximately $978,000 and $369,000 for the years ended December 31, 2009 and 2008, respectively.  The increase in interest expense related to higher average borrowings against the line of credit in 2009 compared to 2008 and interest on the Agility loan during 2009, including a $350,000 bank fee.   For the year ended December 31, 2009, interest and other income (expense) net also includes $644,000 as the cumulative foreign currency expense on liquidation of subsidiaries and $177,000 of expense related to adjustment of the fair value of warrants.

Income Tax Expense

KANA incurred net operating losses on a consolidated basis for all years from inception through 2009. Accordingly, we have recorded a valuation allowance for the full amount of gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. In 2009 and 2008, certain of KANA’s foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in the Company reporting income tax expense in those foreign jurisdictions totaling approximately $43,000 and $87,000 for the years ended December 31, 2009 and 2008, respectively.  We also recorded an adjustment to release approximately $11,000 and $25,000 of excess income tax reserves for the years ended December 31, 2009 and 2008, respectively, and an adjustment to record refundable research and development credits of approximately $28,000 and $57,000 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, we had operating loss carryforwards for federal and California income tax purposes of approximately $481 million and $138 million, respectively. The federal net operating loss carryforwards, if not offset against future taxable income, will expire by 2030.

Liquidity and Capital Resources

As of December 31, 2009, we had $38.6 million in cash, compared to $7.0 million in cash and cash equivalents as of December 31, 2008. As of December 31, 2009, we had positive working capital of $39.8 million.

History and recent trends.  KANA had negative cash flow from operating activities in each year since inception.  KANA funded its operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. Cash used in operations was $2.0 million in 2009 and $418,000 in 2008. The amount of cash used in our operations was significantly affected by our headcount and our sales.

On December 23, 2009, the Company completed the Asset Sale, whereby it sold substantially all of its assets to Kay Technology in exchange for cash consideration of $40.6 million.   Of the $40.6 million in consideration, $38.6 million in cash was paid to the Company at closing and $1.0 million was paid into escrow to satisfy SWK’s indemnification obligations for certain specified contingencies.  (See “The Company may not receive any of the remaining proceeds from the Asset Sale being held in Escrow.” under Item 1A above.)  An additional $1.0 million was paid into the Purchase Price Escrow.  We have agreed with Kay Technology that the full amount of the Purchase Price Escrow will be released to us, along with approximately $61,000 in additional post-closing adjustments to the consideration.  We expect to receive these amounts in the second quarter of 2010.

The Asset Purchase Agreement provided for a reduction in the purchase price if certain customer and vendor consents were not received prior to the closing, but allowed the Company to recoup such reduction with respect to any consent received within 30 days of the closing.  On February 22, 2010, Kay Technology paid to the Company approximately $382,000 for customer and vendor consents received after the closing of the Asset Sale.

Future cash flow. Following the Asset Sale, the Company has no operating business and is seeking to complete an acquisition. As stated above, the Company expects to have net losses until we are able to complete an acquisition or interest rates increase.  Our ability to generate cash in the future depends upon our success in acquiring material business operations. Until then or until interest rates increase substantially, we expect our revenues to consist entirely of interest upon our cash at current market rates, which are low.  Additionally, we expect to incur expenses to carry out our acquisition strategy and public company expenses.  Therefore, we expect to incur negative cash flow.  See “We expect net losses for the foreseeable future due to low interest rates and because we have no operating business.” under Item 1A above.

Operating cash flow. KANA had negative cash flow from operating activities of $2.0 million for the year ended December 31, 2009, which included $34.9 million in net income, a $45.1 million gain on the sale of its assets as a result of the Asset Sale, a $1.2 million decrease in accrued restructuring and a $900,000 million decrease in deferred revenue, partially offset by non-cash charges of $1.6 million for stock compensation expense and $1.2 million of depreciation, a $2.4 million decrease in accounts receivable and an increase in accounts payable and accrued liabilities (before the Asset Sale) of $1.8 million. KANA had negative cash flow from operating activities of $418,000 for the year ended December 31, 2008, which included a $3.7 million net loss, a $2.9 million decrease in deferred revenue and a $1.6 million decrease in accrued restructuring, partially offset by non-cash charges of $2.2 million for stock compensation expense, $1.3 million of depreciation, $1.7 million decrease in accounts receivable and a provision for doubtful accounts of $0.8 million.

Investing cash flow. KANA’s investing activities provided $36.4 million of cash for the year ended December 31, 2009, primarily resulting from the Asset Sale. KANA’s investing activities used $1.1 million of cash for the year ended December 31, 2008, which consisted primarily of the purchase of property and equipment.

Financing cash flow. Our financing activities used $2.6 million of cash for the year ended December 31, 2009, and consisted of repayments of $2.4 million on notes payable and net repayments of $1.6 million on the credit line offset in part by $1.3 million of borrowings on notes payable.  Our financing activities provided $4.6 million of cash for the year ended December 31, 2008, and consisted primarily of $6.9 million of net borrowings under our line of credit and borrowings of $160,000 on notes payable offset in part by the repayments of $2.4 million on notes payable.

Contractual obligations. On November 30, 2005, we entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge Bank N.A. (“Bridge”) under which we had access to a loan facility of $7.0 million. On March 28, 2008, we entered into a Second Amended and Restated Loan and Security Agreement with Bridge increasing the loan facility to $10.0 million (“March Loan Facility”). The March Loan Facility was a formula-based revolving line of credit that is limited to 80% of eligible receivables subject to a sublimit of $2.5 million that is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under our line of credit were converted into a term loan as of March 26, 2008 in the amount of $1.6 million which was payable in 33 monthly installments of principal plus interest. An additional $500,000 borrowed under the additional equipment financing provision was converted into a 36-month term loan on September 30, 2008. The total combined borrowing under the March Loan Facility and sublimits was limited to $10.0 million. The March Loan Facility was secured by all of our assets. Interest for the formula-based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25%. The March Loan Facility had certain restrictive covenants, including, but not limited to, certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. On March 17, 2009, we entered into a Loan and Security Modification Agreement with Bridge that provided a one-time waiver for non-compliance with certain financial covenants for the quarter ended December 31, 2008, and increased the interest rate to the WSJ Prime Lending Rate (with a floor of 4%) plus 2.5% until compliance with financial covenants could be shown.

On May 26, 2009, we entered into another Loan and Security Modification Agreement (“May Amendment”) with Bridge that provided a one-time waiver for non-compliance with certain financial covenants for the quarter ended March 31, 2009 and the month ended April 30, 2009. The May Amendment also set the total loan facility amount to $6.0 million and extended the maturity date to June 30, 2010. As a requirement of the May Amendment, availability under the existing revolving line of credit was used to prepay all amounts outstanding under the existing term loans for equipment. Additionally, modifications were made to the existing restrictive covenants, and certain covenants were added related to raising additional capital.

On July 30, 2009, we entered into a Loan and Security Modification Agreement to the March Loan Facility (“July Amendment”) that modified the March Loan Facility to provide for subordinated indebtedness of $1.0 million from Agility Capital, LLC (“Agility”).

In connection with the Asset Sale, Kay Technology fully paid all outstanding amounts payable to Bridge.  As of December 31, 2009, we had terminated all agreements with Bridge and closed the line of credit.

Off-Balance-Sheet Arrangements. As of December 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Employee Equity Incentive Plans. See Note 1 and Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for information regarding employee equity incentive plans and stock-based compensation for the years ended December 31, 2009 and 2008. Information regarding equity incentive plans should be read in conjunction with the information appearing under the heading “Executive Compensation and Related Information” and “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Outlook. As of December 31, 2009, we had no operating business, and we anticipate we will not generate any income other than interest income until we consummate a business combination or develop other sources of income.  See “We expect net losses for the foreseeable future due to low interest rates and because we have no operating business.” under Item 1A above.  We estimate our capital resources are adequate to fund our limited operating activities for twelve months from the balance sheet date.

Item 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SWK HOLDINGS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SWK Holdings Corporation:

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWK Holdings Corporation and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in December 2009 the Company sold substantially all of its assets to Kay Technology Corp, Inc. As a result of this transaction, the Company has no ongoing business operations. Management’s plans as to these matters are also described in Note 1.

As discussed in Note 8 to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for warrants which are not indexed to its stock due to the adoption of FASB ASC 815-40-15, Derivatives and Hedging.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 31, 2010

SWK HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$38,608	$6,988
Accounts receivable, net of allowance of $217 at December 31, 2008	-	7,556
Prepaid expenses and other current assets	1,471	2,030
Total current assets	40,079	16,574
Restricted cash, long-term	-	751
Property and equipment, net	-	1,923
Goodwill	-	12,415
Acquired intangible assets, net	-	1,726
Other assets	-	428
Total assets	$40,079	$33,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$-	$6,000
Notes payable	-	1,821
Accounts payable	-	3,559
Accrued liabilities	285	5,143
Accrued restructuring	-	946
Deferred revenue	-	12,946
Total current liabilities	285	30,415
Deferred revenue, long-term	-	86
Accrued restructuring, long-term	-	234
Notes payable, long-term	-	13
Other long-term liabilities	109	479
Total liabilities	394	31,227

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,215,041 and 41,212,791 shares issued and outstanding at December 31, 2009 and 2008, respectively	41	41
Additional paid-in capital	4,320,505	4,320,743
Accumulated other comprehensive loss	-	(684)
Accumulated deficit	(4,280,861)	(4,317,510)
Total stockholders’ equity	39,685	2,590
Total liabilities and stockholders’ equity	$40,079	$33,817

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008

Revenues:
License fees	$5,681	$17,745
Services	39,577	47,474
Total revenues	45,258	65,219

Costs and expenses:
Cost of license fees	1,642	1,012
Cost of services (1)	14,899	19,675
Amortization of acquired intangible assets	489	500
Sales and marketing (1)	9,190	22,299
Research and development (1)	12,846	13,818
General and administrative (1)	8,701	10,572
Restructuring costs, net of recoveries	1,341	582
Transaction costs	3,566	-
Legal settlement	1,000	-
Total costs and expenses	53,674	68,458
Loss from operations	(8,416)	(3,239)
Interest and other income (expense), net	(1,768)	(411)
Gain on sale of assets	45,080	-
Income (loss) before income tax expense	34,896	(3,650)
Income tax expense	(3)	(5)
Net income (loss)	$34,893	$(3,655)
Basic and diluted net income (loss) per share	$0.85	$(0.09)
Shares used in computing basic net income (loss) per share	$41,215	41,212
Shares used in computing diluted net income (loss) per share	41,237	41,212

___________

(1) Stock-based compensation included in the expense line items:
Cost of services	$308	$325
Sales and marketing	420	652
Research and development	357	331
General and administrative	541	904

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Common Stock Subscription		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2007	40,910,481	$41	300,000	$949	$4,317,582	$(311)	$(4,313,855)	$4,406
Issuance of common stock upon exercise of stock options	2,310	-	-	-	-	-	-	-
Common stock issued and issuable in acquisition of eVergance	300,000	-	(300,000)	(949)	949	-	-	-
Employee stock-based compensation	-	-	-	-	2,208	-	-	2,208
Non-employee stock based compensation	-	-	-	-	4	-	-	4
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(373)	-	(373)
Net loss	-	-	-	-	-	-	(3,655)	(3,655)
Total comprehensive loss	-	-	-	-	-	-	-	(4,028)
Balances at December 31, 2008	41,212,791	41	-	-	$4,320,743	$(684)	$(4,317,510)	$2,590
Issuance of common stock upon exercise of stock options	2,250	-	-	-	-	-	-	-
Employee stock-based compensation	-	-	-	-	1,626	-	-	1,626
Cumulative effect of reclassification of warrants	-	-	-	-	(1,864)	-	1,756	(108)
Portion of cumulative translation adjustment - included in Asset Sale	-	-	-	-	-	200	-	200
Comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	484	-	484
Net income	-	-	-	-	-	-	34,893	34,893
Total comprehensive income	-	-	-	-	-	-	-	35,377
Balances at December 31, 2009	41,215,041	$41	-	$-	$4,320,505	$-	$(4,280,861)	$39,685

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$34,893	$(3,655)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,203	1,275
Gain on sale of assets	(45,080)	-
Amortization of acquired intangible assets	489	500
Employee and non-employee stock-based compensation	1,626	2,212
Provision for doubtful accounts	34	814
Restructuring costs	542	302
Cumulative foreign currency expense on liquidation of subsidiaries	644	-
Other non-cash charges	393	118
Change in fair value of warrant liability	177	-
Changes in operating assets and liabilities:
Accounts receivable	2,417	1,701
Prepaid expenses and other assets	896	600
Accounts payable and accrued liabilities	1,835	188
Accrued restructuring	(1,242)	(1,610)
Deferred revenue	(871)	(2,863)
Net cash used in operating activities	(2,044)	(418)

Cash flows from investing activities:
Proceeds from asset sale, net	36,378	-
Purchases of property and equipment	(351)	(1,169)
Acquisition, net of cash acquired	-	85
Restricted cash	330	20
Net cash provided by (used in) investing activities	36,357	(1,064)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(1,587)	6,885
Borrowings on notes payable	1,339	160
Repayments on notes payable	(2,395)	(2,425)
Net cash provided by (used in) financing activities	(2,643)	4,620

Effect of exchange rate changes on cash and cash equivalents	(50)	(456)
Net increase in cash and cash equivalents	31,620	2,682
Cash and cash equivalents at beginning of period	6,988	4,306
Cash and cash equivalents at end of period	$38,608	$6,988

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$978	$236
Cash paid during the year for income taxes	$96	$118

Noncash investing activities:
Consideration receivable on asset sale	$1,443	$-
Noncash financing activities:
Conversion of line of credit to notes payable	$-	$2,062
Impact of reclassification of warrants	$108	$-

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation and its subsidiaries (“the Company,” “SWK,” “we,” “us,” and “our”) were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. Prior to December 23, 2009, the Company developed, marketed and supported customer communications software products. The Company sells its products primarily in North America, Europe and Asia, through its direct sales force and third party integrators.  Since the completion of the Asset Sale (see Basis of Presentation and Note 2), we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition candidates.  Our goal is to redeploy our existing assets to acquire, or invest in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss (“NOL”) carryforwards.  We are using a value-focused strategy and are focusing our acquisition search on U.S.-based businesses.  As of the date hereof, we are in the process of indentifying candidates for acquisition or other investment. We are unable to assure that we will find suitable candidates or that we will be able to utilize our existing NOL carryforwards

Basis of Presentation

From and after December 23, 2009, the Company’s only material assets are its cash and a non-trade receivable of cash consideration from the Asset Sale currently being held in escrow.  As of December 31, 2009, the Company had no material operating business.   Although our notes are given in the present tense and, in some cases, the future tense, some of the information and analysis included in the following notes may not be applicable for 2010.  To distinguish the Company’s historical business, which was sold in the Asset Sale, throughout this report, (i) we refer to the Company as KANA with respect to historical business activities conducted prior to December 23, 2009, and (ii) we refer to the Company as SWK or the Company with respect to all other matters.

SWK Holdings Corporation was known until December 23, 2009 as KANA Software, Inc. (“KANA”) and was headquartered in Menlo Park, California.

Following an extensive strategic process, on October 26, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kay Technology Corp., Inc. ("Kay Technology"), an affiliate of Accel-KKR Capital Partners III, L.P. (“AKKR”).  Pursuant to this agreement, on December 23, 2009, the Company sold substantially all of its assets to Kay Technology (the “Asset Sale”) other than (i) NOLs, (ii) certain other deferred tax assets, (iii) cash received upon the exercise of certain options and warrants, (iv) certain potential income tax refunds, (v) stockholder and stock option records, (vi) contracts related to any equity investments and our stockholder rights plan, (vii) insurance policies and (viii) certain other immaterial assets.  Kay Technology assumed substantially all of the Company’s liabilities, other than those: (i)  arising under the Asset Purchase Agreement, including related taxes and transaction costs, (ii) related to the assets retained in the Asset Sale, (iii) insured by our insurance policies or related to indemnification of directors or officers, (iv) relating to the payment of income taxes for periods prior to the closing or as a transferee or successor, (v) with respect to certain employees not hired by Kay Technology, if any (vi) in connection with contracts related to any equity investment in KANA and our stockholder rights plan and (vii) arising from any claims by any of KANA’s stockholders or other equity holders.

The consideration in the transaction was $40.6 million, of which $38.6 million in cash was paid to the Company at closing and $1.0 million was paid into escrow to satisfy the Company’s indemnification obligations for certain specified contingencies.  An additional $1.0 million was paid into the Purchase Price Escrow.  We have agreed with Kay Technology that the full amount of the Purchase Price Escrow will be released to us, along with approximately $61,000 in additional post-closing adjustments to the consideration.  We expect to receive these amounts in the second quarter of 2010.

The Asset Purchase Agreement provided for a reduction in the purchase price if certain customer and vendor consents were not received prior to the closing, but allowed the Company to recoup such reduction with respect to any consent received within 30 days of the closing.  On February 22, 2010, Kay Technology paid to the Company approximately $382,000 for customer and vendor consents received after the closing of the Asset Sale. This amount is recorded in prepaid expenses and other current assets in the consolidated balance sheet.

At the closing of the Asset Sale, the Company amended its certificate of incorporation to change its name from Kana Software, Inc. to SWK Holdings Corporation.

From and after December 23, 2009, the Company’s only material assets are its cash and a non-trade receivable of cash consideration from the Asset Sale currently being held in escrow.  As of December 31, 2009, the Company had no material operating business.

Since the completion of the Asset Sale, we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition candidates.  Our goal is to redeploy our existing assets to acquire, or invest in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our NOL carry forwards.  We are using a value-focused strategy and are focusing our acquisition search on U.S.-based businesses.  As of the date hereof, we are in the process of identifying and reviewing candidates for acquisition or other investment. We are unable to assure that we will find suitable candidates or that we will be able to utilize our existing NOL carryforwards.

Principles of Consolidation

The consolidated financial statements include the accounts of SWK and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.  As part of the Asset Sale on December 23, 2009, all subsidiaries were transferred to Kay Technology.

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

Revenue Recognition

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e., persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable). The Company uses the residual method described in the guidance to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor-specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

For all sales KANA used either a signed license agreement, a signed amendment to an existing license agreement, a signed order form, a binding purchase order where the Company either has a signed master license agreement or an order form signed by the Company, or a signed statement of work as evidence of an arrangement.

Software delivery is primarily by electronic means. If the software or other deliverable is subject to acceptance for a specified period after the delivery, revenue is deferred until the acceptance period has expired or the acceptance provision has been met.

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (1) the basic criteria of software revenue recognition have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the consulting services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered.  KANA did not provide significant customization of its software products.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable, and KANA generally does not recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met.

Probability of collection has been based upon assessment of the customer’s financial condition through review of their current financial statements or publicly-available credit reports. For sales to customers of KANA as of December 23, 2009, prior payment history was also considered in assessing probability of collection.  The Company is required to exercise significant judgment in deciding whether collectability is reasonably assured, and such judgments may materially affect the timing of our revenue recognition and our results of operations.

Services revenues include revenues for consulting services, customer support and training, and managed services. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, the Company recognizes the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by the guidance. KANA’s consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue. Revenues from managed services are recognized ratably over the term of the arrangement, while application fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals.

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

Accounts Receivable and the Allowance for Doubtful Accounts

Accounts receivable are stated at cost, net of allowances for doubtful accounts. The Company has made judgments as to its ability to collect outstanding receivables and records allowances when collection becomes doubtful. Allowance charges are recorded as operating expenses. These estimates are based on assessing the credit worthiness of our customers based on multiple sources of information and analysis of such factors as our historical collection experience and industry and geographic concentrations of credit risk.

The accounts receivable aging is reviewed on a regular basis and write-offs are recorded on a case-by-case basis net of any amounts that may be collected.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents.  There were no such investments at December 31, 2009.

Fair Value of Financial Instruments

The carrying values of the Company’s current and historical financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their relatively short maturities or payment terms. Based on borrowing rates historically available to the Company for lines of credit and notes payable with similar terms, the carrying value of the Company’s line of credit and note payable obligations approximate fair value.

Certain Risks and Concentrations

Financial instruments subjecting the Company to concentrations of credit risk have consisted primarily of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. Deposits in these institutions may be substantially in excess of federally insured amounts.

The Company’s customers are primarily concentrated in the United States and Europe. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition and generally requires no collateral to support its accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information, and to date, such losses have been within management’s expectations. As of December 31, 2009, following completion of the Asset Sale, the Company had no trade receivables.

During the years ended December 31, 2009 and 2008, no customer represented more than 10% of total revenues.

Restricted Cash

There was no restricted cash as of December 31, 2009.  KANA maintained $751,000 in long-term restricted cash as of December 31, 2008, primarily for leased facilities.

Impairment of Long-Lived Assets

The Company periodically assesses potential impairment of KANA’s long-lived assets with estimable useful lives which include property and equipment and acquired intangible assets, in accordance with current guidance. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset. The Company recognized impairment charges for certain internal-use software in 2008, as detailed below under Capitalized Software Development Costs—Internal-Use. The Company did not recognize any impairment charges in 2009.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in business combinations. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below its carrying value.

The Company tests goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently, if events merit.  The Company has determined that it has only one reporting segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. First, the Company determines if the carrying amount of the Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If the Company determines that such impairment could have occurred, it would compare the “implied fair value” of the goodwill to its carrying amount to determine the impairment loss, if any. No impairment of goodwill was identified in 2009 or 2008. All goodwill and intangible assets were written off as part of the Asset Sale on December 23, 2009 and included in the calculation of gain on sale of assets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three years for computer equipment, software and furniture and fixtures, the shorter of ten years or the life of the lease for leasehold improvements, and five years for internal-use software. Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in operations. Improvements that extend the life of a specific asset are capitalized, while normal maintenance and repairs are charged to operations as incurred.  All property and equipment was sold to Kay Technology in the Asset Sale.

Capitalized Software Development Costs—Internal-Use

Software development costs for internal-use software are capitalized pursuant to FASB guidance. Such costs include internal costs as well as costs incurred to purchase third party software, and are capitalized beginning when the Company has determined certain factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and KANA’s management has authorized the funding of the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. The resulting asset is amortized over its five-year estimated useful life using the straight-line method.

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

Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed

Software development costs are expensed as incurred until technological feasibility of the underlying software product is achieved. After technological feasibility is established, software development costs are capitalized until general availability of the product. Capitalized costs are then amortized on the greater of straight line basis over the estimated product life, or the ratio of current revenue to total projected product revenue. Technological feasibility and general availability of such software have occurred simultaneously and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company did not capitalize any software development costs.

Restructuring Activities

During 2001, the Company recorded a facilities consolidation charge for its estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and are revised if estimated future vacancy rates and sublease rates vary from the Company’s original estimates.  The restructuring accrual was recorded pursuant to provisions of the current FASB guidance. For facilities vacated and employees terminated after December 2002, the corresponding restructuring charge was recorded pursuant to current guidance.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions, which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

Employee stock-based compensation expense recognized in the consolidated statements of operations was $1.6 million and $2.2 million for the years ended December 31, 2009 and 2008. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

Stock-based compensation is based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Since stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For stock options granted to non-employees the Company recognizes compensation expense in accordance with the fair value recognition provisions, which requires such equity instruments to be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic fair value adjustments as the underlying equity instruments vest. The Company amortizes compensation expense related to non-employee stock options over the remaining vesting period.

See Note 7, “Stockholders’ Equity” for additional information on stock options.

Foreign Currency

Generally, the functional currency of KANA’s international subsidiaries has been the local currency. The financial statements of these subsidiaries have been converted to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenues, costs and expenses. Translation gains and losses have been recorded in accumulated other comprehensive loss as a component of stockholders’ equity.

Transaction gains and losses arising from exchange rate changes denominated in other than the local currency are included in general and administrative expenses in the statements of operations and are not considered material for all periods presented.  During 2009, certain subsidiaries were liquidated and the remaining balance included in accumulated other comprehensive loss at the time of the liquidation was recorded as expense included in interest and other income (expense), net in the statements of operations.

In the Asset Sale completed on December 23, 2009, the Company sold its foreign operations and foreign currency does not affect its business from and after such date.

Advertising Costs

The Company has expensed advertising costs as incurred. Advertising expense was $5,000 and $379,000 for the years ended December 31, 2009 and 2008, respectively.

Research and Development Costs

KANA’s research and development expenses consisted primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. The Company has expensed research and development costs as they are incurred.   The Company does not expect any research and development costs from and after December 23, 2009.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount where realization is more likely than not.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 11 for additional information.

Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method. Outstanding warrants and stock options of approximately 8,048,000 and 10,341,000 at December 31, 2009 and 2008, respectively, have been excluded from the calculation of diluted net income (loss) per share as these securities were anti-dilutive for the periods presented.  Basic and diluted net income (loss) per share for the years ended December 31, 2009 and 2008 is as follows (in thousands, except for per share data):

	Years Ended December 31,
	2009	2008

Net income (loss)	$34,893	$(3,655)

Computation of common shares outstanding - basic earnings (loss) per share:

Weighted average common stock	41,215	41,212
Basic earnings (loss) per share	$0.85	$(0.09)

Computation of common shares outstanding - diluted earnings (loss) per share:

Weighted average common stock	41,215	41,212
Dilutive options using the treasury stock method	22	-
Shares used in computing diluted earnings (loss) per share	41,237	41,212
Diluted earnings (loss) per share	$0.85	$(0.09)

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB guidance, which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. The components of other comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying consolidated statements of stockholders’ equity.

Recent Accounting Pronouncements

On January 21, 2010, the FASB issued an Accounting Standards Update (“ASU”) on improving disclosures about fair value measurements, which amends the FASB Accounting Standards Codification on Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We are required to comply with the requirements of this ASU commencing the first day of our 2010 fiscal year. This ASU will not have an impact to our consolidated financial statements except to require us to provide increased disclosure.

In October 2009, the FASB issued guidance for certain revenue arrangements that include software elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from existing software revenue recognition guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the appropriate timing for the adoption of this guidance and its potential impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued guidance about determining whether an instrument or embedded feature is indexed to an entity’s own stock. This is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early application is not permitted. It also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for accounting under derivative instruments and hedging activity rules. The adoption of this guidance in our first quarter of 2009 resulted in a decrease of $1.9 million to additional paid-in capital and a decrease to accumulated deficit of $1.8 million and an increase to accrued liabilities of $108,000 on the Company’s consolidated balance sheet, being the cumulative impact of reclassification of warrants to liabilities. The Company recognized a $177,000 loss from the change in fair value for the year ended December 31, 2009.

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

In December 2007, the FASB issued guidance for business combinations which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The guidance is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008 and is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this guidance in the first quarter of 2009 and expects that it will  have an impact on its accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

Note 2. Sale of Substantially All of the Company’s Assets

On December, 23, 2009, pursuant to the terms of the Asset Purchase Agreement, dated October 27, 2009, the Company sold to Kay Technology substantially all of its assets other than (i) NOLs, (ii) certain other deferred tax assets, (iii) cash received upon the exercise of certain options and warrants, (iv) certain potential income tax refunds, (v) stockholder and stock option records, (vi) contracts related to any equity investments and our stockholder rights plan, (vii) insurance policies and (viii) certain other immaterial assets.  Kay Technology assumed substantially all of the Company’s liabilities, other than those: (i) arising under the Asset Purchase Agreement, including related taxes and transaction costs, (ii) related to the assets retained in the Asset Sale, (iii) insured by our insurance policies or related to indemnification of directors or officers, (iv)  relating to the payment of income taxes for periods prior to the closing or as a transferee or successor, (v)  with respect to certain employees not hired by Kay Technology, (vi)  in connection with contracts related to any equity investment in KANA and our stockholder rights plan and (vii) arising from any claims by any of KANA’s stockholders or other equity holders. All subsidiaries of the Company were also transferred to Kay Technology in the transaction.

The consideration in the transaction, was $40.6 million, of which $38.6 million was paid in cash to the Company at closing, $1.0 million was paid into escrow to satisfy the Company’s indemnification obligations for certain specified contingencies and an additional $1.0 million was paid into the Purchase Price Escrow.  Included in the $40.6 million consideration was $254,000 withheld from the proceeds and paid to Kay Technology, which will be used to compensate former KANA employees for in-the-money options cancelled in the transaction.

Under the Asset Purchase Agreement, the Company was required to indemnify Kay Technology for a decrease in adjusted working capital and net debt if either decreased below certain amounts between the signing and the closing of the transaction. The calculation of adjusted net working capital and net debt was calculated as required pursuant to the Asset Purchase Agreement, and included certain components which were not otherwise consistent with working capital or net debt as defined under generally accepted accounting principles (“GAAP”).  In addition, the Company indemnified Kay Technology for certain transaction-related expenses as defined in and pursuant to the terms of the Asset Purchase Agreement.

At the closing of the Asset Sale, and in accordance with the approval of a majority of the Company’s stockholders voting at the annual and special meeting of the stockholders held on December 23, 2009, the Company changed its name to SWK Holdings Corporation on December 23, 2009.

The aggregate consideration received is summarized as follows (in thousands):

Gross sales price		$48,908

Less:	Transaction expenses (as defined in the Asset Purchase Agreement)	(3,869)
	Consent adjustment	(1,184)
	Excess net debt adjustment	(3,036)
Less:	Option holdback	(254)
Funds to SWK - pre escrow holdback		40,565
Less	Escrow holdback	(1,960)
Funds paid to SWK on closing		38,605
Plus:	Consent payment after closing	382
	Purchaser adjustment	61
	Purchase price escrow receivable	1,000
Total funds paid and receivable		$40,048

The Asset Purchase Agreement provided for a reduction in the purchase price if certain customer and vendor consents were not received prior to the closing, but allowed the Company to recoup such reduction with respect to any consent received within 30 days of the closing.  On February 22, 2010, Kay Technology paid to the Company approximately $382,000 for customer and vendor consents received after the closing of the Asset Sale. This amount is recognized as a non-trade receivable in the consolidated balance sheet.

The Company recognized $1.0 million in contingent consideration as of December 31, 2009 as a non-trade receivable in the consolidated balance sheet. This contingent consideration was paid into the Purchase Price Escrow at closing to satisfy our obligations under any potential downward “true-up” adjustment to the purchase price post-closing.  We have agreed with Kay Technology that the full amount of the Purchase Price Escrow will be released to us, along with additional post-closing consideration of approximately $61,000.  We expect this payment in the second quarter of 2010.

Additional consideration of $1.0 million also held in escrow for certain tax-related contingencies has not been booked as a receivable, given some uncertainty in the collectibility of this escrow (see Note 6).   Once the Company demonstrates to Kay Technology that the various tax-related issues covered by this escrow are reasonably likely to be accepted by relevant international tax authorities, the respective components of the escrow will be released to the Company. Any funds remaining in escrow will be distributed to the Company on February 15, 2011, subject to claims by Kay Technology existing on such date.   We currently believe that we can collect a majority of this tax-related escrow, although our ability to collect these amounts is subject to material risks and uncertainties.

The gain on sale of the Company's assets, as included in the consolidated statement of operations, is based on the carrrying value of the assets sold and liabilities assumed immediately prior to the closing of the transaction.  The gain was determined as follows (in thousands):

Total funds paid and receivable		$40,048
Less:	Carrying value of assets sold	(10,353)
	Goodwill and intangibles written off in connection with asset sale	(13,652)
Plus:	Carrying value of liabilities assumed	29,237
Less:	Accumulated foreign currency translation adjustment included in determination of gain	(200)
		$45,080

Note 3.   Financial Statement Detail

Cash and cash equivalents are carried at cost, which approximates fair value and consisted of the following (in thousands):

	December 31,
	2009	2008

Cash	$38,608	$2,899
Money market funds	-	4,089
	$38,608	$6,988

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2009	2008

Prepaid royalties	$-	$469
Purchase consideration receivable (Note 2)	1,443	-
Other prepaid expenses	28	1,561
	$1,471	$2,030

Property and equipment, net consisted of the following (in thousands):

December 31,
2008

Computer equipment and software	$9,726
Furniture and fixtures	669
Leasehold improvements	3,147
13,542
Less accumulated depreciation and amortization	(11,619)
$1,923

Other assets consisted of the following (in thousands):

December 31,
2008

Deposits	$293
Prepaid royalties	135
$428

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2009	2008

Accrued payroll and related expenses	$-	$2,460
Accrued royalties	-	958
Warrant liability	285	-
Other accrued liabilities	-	1,666
	$285	$5,084

Interest and other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008
Interest income	$7	$27
Interest expense	(978)	(369)
Cumulative foreign currency expense on liquidation of subsidiaries	(644)	-
Change in fair value of warrant liability	(177)	-
Other	24	(69)
	$(1,768)	$(411)

Note 4. Goodwill and Intangible Assets

Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets and liabilities acquired. Acquired assets and liabilities are recorded based on the Company’s estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, the Company is required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. The Company uses the straight-line method to expense long-lived assets (including identifiable intangibles). The Company is required to test goodwill for impairment under certain circumstances and write down goodwill when it is deemed to be impaired.

The Company regularly evaluated its business for potential indicators of impairment of goodwill and intangible assets. The Company’s judgments regarding the existence of impairment indicators were based on market conditions, operational performance of the business and considerations of any events that are likely to cause impairment. The Company performs its annual impairment test on June 30 and concluded that goodwill was not impaired as the fair value of the Company exceeded its carrying value, including goodwill. The Company wrote off all goodwill as part of the Asset Sale on December 23, 2009.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is five years. The Company reported amortization expense on purchased intangible assets of $489,000 and $500,000, for the years ended December 31, 2009 and 2008, respectively.  The Company wrote off all intangibles as part of the Asset Sale on December 23, 2009.

The components of goodwill and other intangibles as of December 31, 2008 were as follows (in thousands):

December 31, 2008
Goodwill	$12,415

Intangibles:
Customer relationships	$2,650
Purchased technology	14,650
Less: Accumulated amortization	(15,574)

Intangibles, net	$1,726

Note 5. Line of Credit and Notes Payable

(a) Line of Credit

On November 30, 2005, we entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge Bank N.A. (“Bridge”) under which the Company had access to a loan facility of $7.0 million. On March 28, 2008, when the Company entered into a Second Amended and Restated Loan and Security Agreement with Bridge increasing the loan facility to $10.0 million (“March Loan Facility”). The March Loan Facility was a formula-based revolving line of credit that is limited to 80% of eligible receivables subject to a sublimit of $2.5 million that is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under the line of credit were converted into a term loan as of March 26, 2008 in the amount of $1.6 million which is payable in 33 monthly installments of principal plus interest. An additional $500,000 borrowed under the additional equipment financing provision was converted into a 36-month term loan on September 30, 2008. The total combined borrowing under the March Loan Facility and sublimits was limited to $10.0 million. The March Loan Facility was secured by all of the Company’s assets. Interest for the formula-based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25%. The March Loan Facility had certain restrictive covenants including, but not limited to, certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. On March 17, 2009, the Company entered into a Loan and Security Modification Agreement with Bridge that provided a one-time waiver for non-compliance with certain financial covenants for the quarter ended December 31, 2008, and increased the interest rate to the WSJ Prime Lending Rate (with a floor rate of 4%) plus 2.50% until compliance with financial covenants can be shown.

On May 26, 2009, the Company entered into another Loan and Security Modification Agreement (“May Amendment”) with Bridge that provided a one-time waiver for non-compliance with certain financial covenants for the quarter ended March 31, 2009 and the month ended April 30, 2009. The May Amendment also set the total loan facility amount to $6.0 million and extended the maturity date to June 30, 2010. As a requirement of the May Amendment, availability under the existing revolving line of credit was used to prepay all amounts outstanding under the existing term loans for equipment. Additionally, modifications were made to the existing restrictive covenants, and certain covenants were added related to raising additional capital.

On July 30, 2009, the Company entered into a Loan and Security Modification Agreement to the March Loan Facility (“July Amendment”) that modified the March Loan Facility to provide for subordinated indebtedness of $1.0 million from Agility Capital, LLC (“Agility”).

All outstanding amounts payable to Bridge were paid by Kay Technology at the closing of  the Asset Sale.  As of December 31, 2009, the Company had terminated all agreements with Bridge and closed the line of credit.

(b) Notes Payable

As of December 31, 2009, there were no outstanding notes payable as all future obligations under notes payable were transferred to Kay Technology at the closing of the Asset Sale.

As of December 31, 2008, there was $1.8 million classified as current portion of notes payable and $13,000 classified as long-term. The notes payable consist of four obligations: (1) An equipment loan from Bridge with interest at prime plus 1.25% (2) A promissory note for the financing of software license and support purchased and has a fixed interest rate of 3.15%; (3) A capital lease obligation, assumed from eVergance, for office furniture and equipment and has an annual interest rate of 8.58%; (4) A short-term financing of Directors and Officers insurance and has a fixed interest rate of 9.87%.

Note 6. Commitments and Contingencies

(a)	Lease Obligations

All lease obligations of the Company immediately prior to the closing of the Asset Sale were assumed by Kay Technology in the Asset Sale.

Our corporate headquarters are located in Provo, Utah, where we sublease approximately 2,300 square feet on a month-to-month basis under an agreement with Nightwatch Capital Advisors, LLC, a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer.  Our rent under this sublease is approximately $4,000 per month.

Rent expense for properties in use, net of sublease payments, was approximately $1.4 million and $1.7 million for the years ended December 31, 2009 and 2008, respectively.

(b) Other Contractual Obligations

At December 31, 2009, the Company had no future contractual obligations as all future obligations were transferred to Kay Technology at the closing of the Asset Sale.

(c) Litigation

In July 2001, the Company, its underwriters, and certain officers and directors were named as defendants in a securities class action lawsuit. This case is one of several hundred similar cases that have been consolidated into a single action. The complaint alleges misstatements and omissions concerning underwriters’ compensation in connection with the Company’s initial public offering. In February 2003, the Court denied a motion to dismiss that would have disposed of the claims against the Company. A settlement proposal, which did not admit wrongdoing, had been approved by the Company’s Board of Directors and preliminarily approved by the Court. While the parties’ request for court approval of the settlement was pending, in December 2006 the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, engaged in mediation and settlement negotiations. They reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009. As part of this settlement, the Company’s insurance carrier agreed to assume the Company’s entire payment obligation under the terms of the settlement. On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement. After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009. Several objectors have filed notices of appeal to the United States Court of Appeal for the Second Circuit from the District Court’s order granting final approval of the settlement. Although the District Court has granted final approval of the settlement agreement, there can be no guarantee that it will not be reversed on appeal. The Company believes that it has meritorious defenses to these claims. If the settlement is not implemented and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on May 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Under the current briefing schedule, the briefing was completed on November 17, 2009. No date has been set for oral argument in the Ninth Circuit.

On December 20, 2009, the Company, then known as Kana Software, Inc., filed a lawsuit in the United States District Court for the District of Delaware against several defendants: Versata Enterprises, Inc., Gensym Corp., Clear Technology, Inc., Versata Development Group, Inc., Tenfold Corp., and Versata, Inc. In the litigation, the Company is seeking a declaratory judgment that it does not infringe several patents. The Company also seeks a declaratory judgment of invalidity of all of the patents-in-suit. The case has been assigned to Judge Sue L. Robinson. On December 23, 2009, the Company completed the Asset Sale, pursuant to which (i) the Company amended its certificate of incorporation to change its name to SWK Holdings Corporation and (ii) the Company sold its operating business, including substantially all of its intellectual property, including all patents, to Kay Technology and (iii) Kay Technology assumed substantially all liabilities relating to the Company’s operating business, including, but not limited to, liabilities related to intellectual property and patents, and agreed to indemnify the Company for losses incurred with respect thereto. On December 23, 2009, the Company filed an amended complaint adding Kay Technology as a named plaintiff in the lawsuit. On February 16, 2010, Defendants filed an answer to the amended complaint. In their answer, Defendants asserted two counterclaims: a counterclaim alleging infringement of a patent by software products including Kana IQ, and a counterclaim alleging infringement of another patent by software products including Kana Response. On March 9, 2010, the Company and Kay Technology filed an answer to Defendants’ counterclaims, denying any infringement.

On December 21, 2009, the Company, then known as Kana Software, Inc., filed a lawsuit in the United States District Court for the District of Delaware against Versata Enterprises, Inc. and Everest Software, Inc. alleging infringement of U.S. Patent No. 6,941,304 by defendants' making, selling, offering to sell and/or importing certain email communication software solutions. The case has been assigned to Judge Sue L. Robinson. On December 23, 2009, the Company completed the Asset Sale, pursuant to which (i) the Company amended its certificate of incorporation to change its name to SWK Holdings Corporation and (ii) the Company sold its operating business, including substantially all of its intellectual property, including all patents, to Kay Technology and (iii) Kay Technology assumed substantially all liabilities relating to the Company’s operating business, including, but not limited to, liabilities related to intellectual property and patents, and agreed to indemnify the Company for losses incurred with respect thereto. On December 23, 2009, the Company filed an amended complaint adding Kay Technology as a named plaintiff in the lawsuit. On February 16, 2010, Defendants filed an answer to the amended complaint. In their answer, Defendants asserted a counterclaim seeking a declaratory judgment that the asserted patent is invalid. On March 9, 2010, the Company and Kay Technology filed an answer to Defendants’ counterclaim, denying that the asserted patent is invalid.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s results of operations, consolidated balance sheets and cash flows due to defense costs, and divert management resources.

(d) Indemnification

Many of KANA’s software license agreements required KANA to indemnify its customers from any claim or finding of intellectual property infringement. KANA periodically received notices from customers regarding patent license inquiries they have received which may or may not have implicated KANA’s indemnity obligations. All of those agreements were acquired by Kay Technology in the Asset Sale.

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2009.

(e)  Escrow

At the closing of the Asset Sale, Kay Technology paid approximately $1.0 million of consideration into escrow to satisfy the Company’s indemnification obligations under the Asset Purchase Agreement with respect to certain tax matters; (i) $500,000 to satisfy our indemnification obligations with respect to KANA’s Japanese subsidiary, (ii) $100,000 to satisfy our indemnification obligations with respect to KANA’s Canadian subsidiary and (iii) $360,000 to satisfy our indemnification obligations with respect to KANA’s Netherlands subsidiary.

The Company recognized $1.0 million in contingent consideration as of December 31, 2009 as a non-trade receivable in the consolidated balance sheet, relating to the Purchase Price Escrow.  Under the Asset Purchase Agreement, the Company delivered to Kay Technology prior to closing an estimated purchase price certificate setting forth the Company’s good faith estimates of the Company’s net working capital, net debt and transaction expenses as of the closing date.  The gross purchase price was adjusted for certain items, based on changes in financial condition and certain other matters occurring between the signing of the Asset Purchase Agreement and the closing of the Asset Sale.  The adjustments included (i) a downward adjustment for transaction expenses, as defined in the Asset Purchase Agreement, which included certain other charges not included in transaction expenses on our statement of operations, (ii) a downward adjustment in the case that any required vendor and customer consents were not obtained, (iii) and excess net debt adjustment, as defined in the Asset Purchase Agreement, in excess of certain preset levels and (iv) a working capital adjustment for any deficiency of adjusted working capital, as defined in the Asset Purchase Agreement, as compared to certain preset levels.  There was no adjustment for working capital and the amount of the other adjustments is set forth under Note 2 above.

As required under the Agreement, on February 19, 2010, Kay Technology delivered to the Company a final certificate setting forth the actual Company’s net working capital, net debt and transaction expenses, each as defined in the Agreement.  On March 18, 2010, the Company and Kay Technology agreed that the full amount of the Purchase Price Escrow will be released to the Company, and that Kay Technology would pay to the Company an additional $61,000 in post-closing adjustment to consideration.  We expect these payments in the second quarter of 2010.

(f) Warranties

KANA generally provided a warranty for its software products and services to its customers. KANA’s products were generally warranted to perform substantially as described in the associated product documentation for a period of 90 days.  KANA’s services were generally warranted to be performed consistent with industry standards for a period of 90 days from delivery.  Upon a failure of such warranties, KANA was generally obligated to correct the product or service to conform to the warranty provision or, if unable to do so, the customer was entitled to seek a refund of the purchase price of the product or service. Such warranties have been accounted for in accordance with FASB guidance. The Company did not provide for a warranty accrual as of December 31, 2009 or 2008 because, to date, KANA’s product warranty expense was not significant. All potential warranty liabilities were assumed by Kay Technology in the Asset Sale.

Note 7. Stockholders’ Equity (Deficit)

(a) Issuance of Common Stock and Warrants

In June and September 2005, the Company completed a private placement of unregistered securities for the issuance of common stock and warrants. The Company issued a total of 1,914,586 warrants, including penalties for the Company’s subsequent delisting from Nasdaq.

On November 9, 2006, the Company completed the registration of the shares of common stock and shares of common stock underlying the warrants issued to the investors.  In October 2009, these warrants were amended to provide that such warrants would not be assumed by Kay Technology in connection with the Asset Sale. In consideration for this amendment, we agreed to extend the exercise period of the warrants by an additional two years.

As of December 31, 2009, the Company had the following warrants outstanding and exercisable:

	Number of warrants	Warrant exercise price
June 2005 warrants expiring in September 2012	815,769	$2.45
September 2005 warrants expiring in September 2012	945,687	$1.97
October 2005 warrants expiring in October 2012	153,130	$1.97
	1,914,586

(b) Stock Compensation Plans

As part of the Asset Sale, the Company accelerated the vesting of all employee stock options. Any vested but unexcercised employee stock options as of March 31, 2010 were cancelled on such date.  In addition, Kay Technology withheld from the proceeds of the Asset Sale the amount representing the in-the-money option value of all employee options based on the purchase price per share.  Kay Technology will pay these amounts with respect to each such former KANA employee either (i) as a bonus to each such KANA employee holding such options promptly following the Company’s notification to Purchaser of the expiration or termination of such options in accordance with their terms and the option plans under which the options were granted, or (ii) in the event a former KANA employee elects to exercise such options following the closing but prior to their expiration or termination, to the Company following such time the Company notifies Kay Technology of any such exercise (in which case, no such bonus shall be payable to such employee).

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. Options were granted at an exercise price equivalent to the closing fair market value on the date of grant. All options were granted at the discretion of the Company’s Board of Directors and have a term not greater than 10 years from the date of grant. Options were immediately exercisable when vested and generally vest monthly over four years. On December 23, 2009, in connection with the Asset Sale, all stock options, except those held by non-employee Directors, were accelerated to be fully vested and exercisable.  The effect of this modification was recognized as part of the stock-based compensation expense during the year ended December 31, 2009.  As a result of the termination of all employees on December 31, 2009, the stock options held by employees will be cancelled on March 31, 2010, unless exercised prior to the cancellation date.

The following table summarizes activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2007	9,857,786	5.78
Options cancelled and retired	(2,863,315)	6.52
Options exercised	(2,310)	0.10		$3
Options granted	1,034,000	1.40
Balances, December 31, 2008	8,026,161	4.96		$5
Options cancelled and retired	(2,566,863)	7.02
Options exercised	(2,250)	0.20
Options granted	946,000	0.70
Balances, December 31, 2009	6,403,048	$3.50	0.73	$163

Options vested and exerciseable and expected to be vested and exerciseable at
December 31, 2009	6,397,101	$3.50	0.72	$163
Options vested and exerciseable at December 31, 2009	6,374,716	$3.51	0.69	$159

At December 31, 2009, there were no options available for grant under the 1999 Stock Incentive Plan.  At December 31, 2009, the Company had $7,000 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 0.4 years. This amount excludes unrecognized stock-based compensation expense that relates to non-employee stock options.

In regards to the weighted average remaining contractual life, certain options were included with the contractual term of the latest available settlement date, as the options are pending cancellation due to employee terminations in connection with the Asset Sale.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2009:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (inYears)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$ 0.10 - 0.97	933,993	0.65	$0.71	910,661	$0.71
1.15 - 2.67	942,266	1.63	1.71	942,266	1.71
2.73 - 2.81	15,812	0.25	2.74	15,812	2.74
2.95 - 2.95	2,474,806	0.68	2.95	2,469,806	2.95
3.00 - 3.13	1,045,292	0.27	3.09	1,045,292	3.09
3.22 - 14.41	944,963	0.57	5.15	944,963	5.15
16.55 - 566.25	45,916	0.25	102.40	45,916	102.40
Total	6,403,048	0.73	$3.50	6,374,716	$3.51

Employee stock-based compensation recognized in 2009 and 2008 uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the years ended December 31, 2009 and 2008 were as follows:

	Stock Options
	2009	2008

Risk-free interest rate	1.86%	2.68%
Expected volatility	60%	53%
Expected life (in years)	4	5
Dividend yield	0%	0%

Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve.

The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion.

The expected forfeiture rate of employee stock options for 2009 and 2008 was calculated using the Company’s historical terminations data.

In the analysis of expected life, the Company used an approach that determines the time from grant to exercise for options that have been exercised and adjusts this number for the expected time to exercise for options that have not yet been exercised. The expected time to exercise for options that have not yet been exercised is calculated from grant to the midpoint of contractual termination of the option and the later of measurement date or vesting date. All times are weighted by number of option shares in developing the expected life assumption.

The weighted-average fair value of options granted in 2009 and 2008 was $0.33 and $0.64 per share, respectively.

No options were granted with an exercise price below the fair market value during fiscal years 2009 and 2008.

Note 8.  Warrant Liability

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB eliminating an exemption to derivative treatment for certain financial instruments. As a result of adopting this guidance, warrants to purchase 1,914,586 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45 and expire in September or October 2012. Effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants from equity to a liability, as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, the Company reclassified the effects of prior accounting for the warrants in the amount of $1.8 million from additional paid-in capital to accumulated deficit, and $108,000 from additional paid-in capital to warrant liability. The fair value of these common stock purchase warrants is included with accrued liabilities on the condensed consolidated balance sheets. The fair value increased to $285,000 as of December 31, 2009, primarily based on a 24-month extension of the expiration date.  Accordingly, the Company recorded a $177,000 loss from the change in fair value for the year ended December 31, 2009. The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of January 1, 2009 and December 31, 2009 were as follows:

	Expiration Date
	September 2010	October 2010
Assumptions as of January 1, 2009:
Risk-free interest rate	2.27%	2.27%
Expected volatility	68%	66%
Expected life (in years)	1.75	1.83
Dividend yield	0%	0%

	Expiration Date
	September 2012	October 2012
Assumptions as of December 31, 2009:
Risk-free interest rate	1.89%	1.89%
Expected volatility	62%	62%
Expected life (in years)	2.75	2.83
Dividend yield	0%	0%

Note 9.  Restructuring Costs

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

In April 2009, KANA signed a Settlement and Release Agreement with RMJM Group, Inc. (“RMJM”), the sub landlord for one of the properties included in the restructuring accrual that provided for RMJM to draw down a letter of credit held by RMJM as collateral for KANA’s sublease from RMJM. The proceeds of the draw down and current cash deposit held by RMJM will be applied to all remaining lease payments and estimated additional operating costs for the remainder of the lease that expires in January 2010. The lease was assumed by Kay Technology in the Asset Sale.  The funds in excess of the remaining rent and estimated additional operating costs will be returned to the Kay Technology.  Kay Technology remains responsible for any additional charges over the estimate through the remaining lease term.

In April 2009, KANA implemented various cost reduction activities to reduce operating costs. The expense related to reduction in workforce was approximately $532,000 and the expense related to the Settlement and Release Agreement with RMJM was approximately $167,000. Additionally, in June 2009, KANA had another facility settlement for one of its European offices and the related expense was approximately $106,000. During the three months ended September 30, 2009, the Company recognized approximately $498,000 of expense related to a reduction in workforce and $38,000 of facilities related costs.

Sublease payments received were approximately $407,000 and $478,000 in the years ended December 31, 2009 and 2008, respectively.

All liabilities under the Company’s leases and all liabilities related to workforce reductions existing immediately prior to the Asset Sale were assumed by Kay Technology in the Asset Sale.

A summary of restructuring expenses, payments, and liabilities for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	Facilities	Severance and Related	Internal Use Software	Total
Restructuring accrual at December 31, 2007	$2,752	$-	$-	$2,752
Restructuring charge (recoveries)	(418)	737	263	582
Payments made	(1,632)	(737)	-	(2,369)
Non-cash adjustment	-	-	(263)	(263)
Sublease payments received	478	-	-	478
Restructuring accrual at December 31, 2008	1,180	-	-	1,180
Restructuring charge	311	1,030		1,341
Payments made	(1,538)	(910)		(2,448)
Sublease payments received	407	-	-	407
Liability assumed by Kay Technology	(360)	(120)		(480)
Restructuring accrual at December 31, 2009	$-	$-	$-	$-

Note 10.  Retirement Plan

The Company had a 401(k) retirement plan which was assumed by Kay Technology in the Asset Sale.  The plan covered substantially all employees. Eligible employees made salary deferral (before tax) contributions up to a specified amount. The Company, at its discretion, made additional matching contributions on behalf of the participants of the retirement plan. The Company made no contributions for the years ended December 31, 2009 and 2008.  This plan was terminated at the closing of the Asset Sale.

The Company also had a 401(k) retirement plan which was assumed in an acquisition in 2007. Under this plan, the Company could have voluntarily matched employee contributions at 100% up to 4% of eligible salary. The Company made no contributions for the year ended December 31, 2009 and made total contributions of $119,000 in 2008.  This plan was terminated at the closing of the Asset Sale.

Note 11.   Income Taxes

The components of income (loss) before income tax expense are as follows (in thousands):

	December 31,
U.S.	2009	2008
Foreign	$23,611	$(4,023)
	11,285	373
	$34,896	$(3,650)

The components of the provision for income tax expense are as follows (in thousands):

	December 31,
	2009	2008
Federal tax expense at statutory rate	$11,865	$(1,241)
Change in valuation allowance	(26,188)	(2,444)
Other	(1,634)	4,164
Research and development tax credits	(850)	(655)
Stock-based compensation	348	463
Non-deductible warrant expense	70	-
Foreign tax differential	(1,331)	(43)
Foreign taxes	43	87
State income taxes rate differential	1,702	(244)
Net change in uncertain tax positions	(11)	(25)
Refundable research and development credit	(28)	(57)
Tax losses on subsidiary liquidations	(11,122)	-
Write off of deferred tax assets related to stock-based compensation	27,139	-
Total income tax expense	$3	$5

In 2009 and 2008, certain foreign subsidiaries were profitable, based upon application of the Company's intercompany pricing agreements, which resulted in income tax expense totaling approximately $43,000 and $87,000 respectively in those foreign jurisdictions.

Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2009	2008
Deferred Tax Assets:
Accruals and reserves	$-	$1,305
Property and equipment	-	7,226
Credit carryforward	6,148	3,481
Stock based compensation	-	26,754
Other	666	678
Net operating loss	176,188	169,745
Gross deferred tax assets	183,001	209,189
Valuation allowance	(183,001)	(209,189)
Net Deferred Tax Assets	$-	$-

The net change in the valuation allowance for the year ended December 31, 2009 was a net decrease of approximately $26.2 million, mostly due to the write off of deferred tax assets.  The net change in the valuation allowance for the year ended December 31, 2008 was a net decrease of approximately $2.4 million due to the expiration of prior year NOLs.  Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized for purposes of GAAP, and accordingly, a valuation allowance is required.

A portion of deferred tax assets relating to NOLs pertain to acquired NOL carryforwards of approximately $8.6 million.  When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to reduce goodwill or acquired intangibles, if remaining, rather than a reduction of income tax expense.

A portion of deferred tax assets relating to NOLs pertains to NOL carryforwards resulting from tax deductions upon the exercise of employee stock options of approximately $6.3 million.  When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax expense.

As of December 31, 2009 the Company had NOL carryforwards for federal income tax purposes of approximately $481 million and for California income tax purposes of approximately $138 million. The federal NOL carryforwards, if not offset against future taxable income, will expire by 2030, and the majority of such NOLs will expire by 2022.

The Company also had federal and state research credit carryforwards of approximately $2.72 million and $5.20 million, respectively.  The federal credits will expire by 2030, and the state credits have no expiration.

Pursuant to the Internal Revenue Code, the amounts of and benefits from NOL carryforwards may be impaired or limited in certain circumstances.  Events which cause limitations in the amount of NOLs that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.  The portion of the NOL and tax credit carryforwards subject to potential expiration or IRC Sec. 382 limitation has not been included in deferred tax assets.

The Company has deferred calculating U.S. income tax on certain foreign earnings that are deemed to be permanently re-invested overseas.  Determination of the unrecognized deferred tax liability is not currently practicable and the amount is not expected to be material.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends NOL deductions for 2008 and 2009 and extends the carryforward period of any NOLs not utilized due to such suspension; adopts the federal 20-year NOL carryforward period; phases-in the federal two-year NOL carryback periods beginning in 2011 and limits the utilization of tax credits to 50% of a taxpayer's taxable income.

In addition, under the Housing and Economic Recovery Act of 2008 (“Act”), signed into law in July 2008, taxpayers are allowed to claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April 2008 and December 2009. The Company computed and recognized the credit based on fixed assets placed into service through the twelve months ended December 31, 2009.  The Company recorded a net income tax benefit of $27,576 for a U.S. federal refundable credit as provided by the Act.

The Company adopted authoritative guidance on accounting for uncertainty in income taxes on January 1, 2007.  In accordance with these provisions, the Company records liabilities, where appropriate, for all uncertain income tax provisions.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.  The adoption of these provisions did not have an impact on the Company’s consolidation financial condition, results of operations or cash flows.  At December 31, 2009, the Company had $109,000 of unrecognized tax benefits.

For years ended December 31, 2009 and 2008 the Company accrued approximately $13,000 per year of interest related to unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities in the consolidated balance sheet, is as follows (in thousands):

	Year ended December 31,
	2009	2008

Beginning balance	$120,000	$145,000
Additions for tax positions related to the current year	13,000	26,000
Additions for tax positions related to prior years	-	-
Reductions for tax positions of prior years	(24,000)	(51,000)
Settlements	-	-
Ending balance	$109,000	$120,000

The Company is subject to taxation in the US, various state jurisdictions and foreign jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through December 31, 2009 and California tax authorities for the years ending December 31, 2006 through December 31, 2009 due to carryforward of unutilized NOLs and research development credits.  Tax years 2005-2009 remain open to examination by most foreign taxing jurisdictions to which the Company is subject.  The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2009.

Note 12. Information About Geographic Areas

The Company considers itself to be in a single industry segment: specifically the licensing and support of its software applications. Revenue classification is based upon customer location. Geographic information on revenues for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31,
	2009	2008

North America	$35,002	$48,785
Europe	9,298	15,451
Asia Pacific	958	983
Total	$45,258	$65,219

The Company had no long-lived assets as of December 31, 2009 as all such assets were sold in the Asset Sale. Geographic information on the Company’s long-lived assets (Property and Equipment, net and Other Assets), based on physical location, as of December 31, 2008 are as follows (in thousands):

December 31,
2008

United States	$2,306
International	45
Total	$2,351

Note 13. Fair Value Measurement—Financial Liabilities

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

Level 2—instrument valuations are obtained from sources other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3—instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3

Liabilities:
Warrant liability (see Note 8)	$285	-	-	$285

The warrant liability increased by $177,000 during the year ended December 31, 2009 to $285,000 based on a 24-month extension of the expiration date.  The fair value was calculated using the Black-Scholes option pricing model.

The change in the value of the warrant liability during the year ended December 31, 2009 were as follows (in thousands):

December 31,
2009

Fair value - beginning of period	$108
Change in fair value	177
Fair value - end of period	$285

The valuation of the warrants is discussed in Note 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Interim Chief Executive Officer and the Interim Chief Financial Officer and Secretary, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Interim Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of the Interim Chief Executive Officer and the Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted  in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures which (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Interim Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2009, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

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

Inherent Limitations over Internal Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

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

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, during the 2008 year-end close that we had a material weakness in our disclosure controls and procedures relating to the timeliness of filing our 2008 Annual Report on Form 10-K.

During the year ended December 31, 2009 we completed the implementation of corrective actions that we felt were necessary to remediate the internal control deficiencies identified in the prior fiscal year. These actions included making sure that all required filings are done on time. Based on the testing of the effectiveness of such activities, we believe that we have corrected the material weakness noted during the 2008 audit relating to the timeliness of filing required reports as of December 31, 2009.

Except for the changes described above, there have been no changes during the Company’s fiscal quarter ended December 31, 2009 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to this item may be found in the sections captioned “Executive Officers,” “Proposal One—Election of Directors,” “Code of Ethics and Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference.

The Board has adopted a Code of Ethics and Conduct applicable to all of our directors, officers and employees. A copy of our Code of Ethics and Conduct is posted in the Corporate Governance section of our Internet website at www.swkhold.com under Investor Relations.

ITEM 11.	EXECUTIVE COMPENSATION.

Information with respect to this item may be found in the section captioned “Executive Compensation and Related Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to this item may be found in the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation and Related Information” and “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions and Director Independence” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information with respect to this item may be found in the section captioned “Principal Accountant Fees and Services” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Financial Statement Schedules:

Schedule	Title	Page
II	Valuation and Qualifying Accounts	54

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits:  See attached Exhibit Index.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SWK HOLDINGS CORPORATION

	Balance at Beginning of Year	Amounts recorded in Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2009	$217	$34	$(251)	$0
Year ended December 31, 2008	$204	$814	$(801)	$217

All trade accounts receivable underlying the allowance for doubtful accounts were transferred to Kay Technology as part of the Asset Sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Provo, state of Utah, on March 31, 2010.

SWK Holdings Corporation

/s/ John F. Nemelka
John F. Nemelka
Interim Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints John F. Nemelka and Paul Burgon, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2010	By	/s/ John F. Nemelka
John F. Nemelka
Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2010	By	/s/ Paul Burgon
Paul Burgon
Interim Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: March 31, 2010	By	/s/ William T. Clifford
William T. Clifford
Director

Date: March 31, 2010	By	/s/ Michael Fields
Michael Fields
Director

Date: March 31, 2010	By	/s/ John F. Nemelka
John F. Nemelka
Director

Date: March 31, 2010	By	/s/ Stephanie Vinella
Stephanie Vinella
Director

Date: March 31, 2010	By	/s/ Michael Weinberg
Michael Weinberg
Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.01	Asset Purchase Agreement dated October 26, 2009 by and among KANA Software, Inc. and Kay Technology Corp., Inc.*	8-K		2.1	10/27/09

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.]					X

3.06	Amended and Restated Bylaws, as amended on October 25, 2009.	8-K	000-27163	3.01	10/27/09

3.07	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Amended and Restated Rights Agreement, dated as of January 13, 2009 by and between Kana Software, Inc. and Computershare Trust Company, N.A	8-K	000-27163	4.01	1/13/09

4.04	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of December 22, 2009, by and between Kana Software, Inc. and Computershare Trust Company, N.A.	8-K		4.01	12/29/09

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.02	11/14/06

10.03	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended, related forms of agreements.**±	S-8	333-38480	4.09	6/02/00

10.04	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**±	S-4/A	333-4896	4.09	11/09/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.05	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.06	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.07	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.08	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.09	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.10	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.11	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.12	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.13	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.14	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.15	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

10.16	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02		10/31/05

10.17	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03		10/31/05

10.18	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01		5/11/06

10.19	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02		5/11/06

10.20	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08		7/06/06

10.21	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4	/25/06

10.22	Amendment to Stock Purchase Warrants dated as of October 26, 2009.	8-K	000-27163	10.1		10/23/09

10.23	General Release and Settlement Agreement dated October 16, 2009 between Kana Software, Inc. and RightNow Technologies, Inc.	10-Q	000-27163	10.1		11/16/09

10.24	Escrow Agreement, dated December 23, 2009, between Kana Software Inc., Kay Technology Corp., Inc. and US Bank National Association.						X

23.01	Consent of Independent Registered Public Accounting Firm.						X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).						X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

*
These certifications accompany SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

±	Filed by Broadbase Software, Inc.