Form 10-K/A
period 2009-12-31
SWK Holdings Corp
filed 2010-04-30
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Amendment No.  1

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27163

SWK Holdings Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5314 N. River Run Drive, Suite 350 Provo, Utah	84604
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☒    No  ☐

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends and supplements our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed on March 31, 2010 (the “Form 10-K”) with the Securities and Exchange Commission.  Since the Company’s proxy statement for its 2010 annual meeting of stockholders will be filed after April 30, 2010, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III and to update the information contained in Item 15 of Part IV.  Except as expressly set forth herein, no other amendments are being made to the Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors (the “Board”) is divided into three classes and currently has 5 directors.  Directors are elected for a full term of three years with the term expiring at the annual meeting of stockholders held in the third year following the year of their election.

Directors

Name	Age	Committee Memberships	Principal Occupation	Director Since
Class I Directors
Stephanie Vinella	55	Audit, Governance & Nominating	Chief Financial Officer of Panasas, Inc.	2004
Michael D. Weinberg	45	Compensation, Governance and Nominating	Managing Member of BirdDog Capital, LLC and Consultant to Carlson Capital, L.P.	December 2009
Class II Director
William T. Clifford	63	Compensation, Audit	Chief Executive Officer of Spencer Trask & Co.	2005
Class III Directors
Michael S. Fields	64	Governance & Nominating	Chairman of Kay Technology Corporation	2005
John F. Nemelka	44		Interim Chief Executive Officer of the Company	2005

Class I Directors (term to expire in 2012)

Stephanie Vinella.  Ms. Vinella, age 55, joined the Board in November 2004.  Since November 2007, she has served as Chief Financial Officer of Panasas, Inc., a computer storage company.  From November 2004 to September 2007, Ms. Vinella served as Chief Financial Officer of Nextance Inc., a provider of enterprise contract management solutions.  From November 1999 to August 2004, she served as Chief Financial Officer of AlphaBlox Corporation, a business analytic software company.  From 1990 to 1999, Ms. Vinella served as Chief Financial Officer of Edify Corporation, a software company.  Ms. Vinella holds a B.S. degree in Accounting from the University of San Francisco and an M.B.A. degree from Stanford University.  Ms Vinella’s extensive financial and accounting experience positions her well to serve as a director and to fill the critical roles of “financial expert” and Chair of the Audit Committee, and in helping the Company evaluate potential acquisition targets.  Ms. Vinella is a Class I Director whose current term expires in 2012.

Michael D.  Weinberg.  Mr. Weinberg, age 45, was elected to the Board at the 2009 Annual Meeting of Stockholders held on December 23, 2009 and was recommended as a nominee to the Board by Carlson Capital, L.P.  (“Carlson Capital”).  Since April 2007, Mr. Weinberg has served as the managing member of BirdDog Capital, LLC, a holding company involved in retail and restaurant franchises, and as a consultant to Carlson Capital, an investment management business which, as of April 15, 2010 beneficially owned 28.2% of our outstanding common stock.  From November 1999 to April 2007, Mr. Weinberg was Director of Special Projects at Carlson Capital.  From January 1996 to November 1999, Mr. Weinberg was Director of Investments at Richmont Capital Partners, L.P., the investment affiliate of privately-held Mary Kay Cosmetics.  Mr. Weinberg holds a B.A. degree from the Plan II Liberal Arts Honors Program and a J.D. degree, both from the University of Texas at Austin.  The Board believes that Mr. Weinberg’s extensive experience in the financial services industry and in evaluating acquisitions will be valuable to the Company in reviewing potential acquisition candidates and completing an acquisition.  Mr. Weinberg is a Class I Director whose current term expires in 2012.

Class II Directors (Term to expire in 2010)

William T.  Clifford.  Mr. Clifford, age 63, has served on the Board since December 2005.  Since March 2008, Mr. Clifford has been the Chief Executive Officer of Spencer Trask & Co., a leading private equity and venture capital firm.  From August 2005 until March 2008, Mr. Clifford served as Chairman of the Board of Directors and Chief Executive Officer of Aperture Technologies, Inc., a data center management software solutions company.  He served on the Board of Directors of Aperture Technologies, Inc.  from 2003 until his appointment as Chairman of the Board of Directors and Chief Executive Officer in August 2005.  From 2001 to 2003, Mr. Clifford served as a General Partner of The Fields Group, a venture capital and management consulting firm.  From 1993 to 1999, Mr. Clifford held various executive positions at the Gartner Group, Inc., an information technology research and market company, including President and Chief Executive Officer.  Prior to these positions, Mr. Clifford was President of the Central and National Account divisions and Corporate Vice President, Information Systems Development at Automatic Data Processing, Inc., a transaction processing and data communication services company.  Mr. Clifford holds a B.A. degree in Economics from the University of Connecticut.  Mr. Clifford also serves on the Board of Directors of GridApp Systems, Inc., a provider of database automation solutions and Eggs Overnight, a provider of shipping solutions.  Mr. Clifford is a Class II Director whose current term expires at this year’s annual meeting of stockholders.  The Board believes that Mr. Clifford’s experience as the Chief Executive Officer of the Gartner Group and Spencer Trask & Co. will be invaluable to the Company as it explores investment opportunities.

Class III Directors (Term to expire in 2011)

Michael S. Fields.  Mr. Fields, age 64, joined the Board in June 2005 and from July 2005 until January 4, 2010, served as the Chairman of the Board.  Since December 23, 2009, Mr. Fields has been the Chief Executive Officer of Kay Technology.  He was the Chief Executive Officer of the Company from August 2005 until the completion of the Asset Sale on December 23, 2009.  From July 2005 to August 2005, Mr. Fields served as the Company’s acting President.  Mr. Fields was Chairman and Chief Executive Officer of The Fields Group, a venture capital and management consulting firm, from May 1997 to December 2005.  In June 1992, Mr. Fields founded OpenVision Technologies, Inc., a supplier of computer systems management applications for open client/server computing environments, and served as its Chief Executive Officer from July 1992 to July 1995 and Chairman of its Board of Directors from July 1992 to April 1997.  Previously, Mr. Fields served as President at Oracle U.S.A., Inc., and managed sales organizations at Applied Data Research and Burroughs Corporation.  Currently, Mr. Fields serves on the Board of Directors of Imation Corporation, which produces digital storage products and audio and video electronics, and also served on the advisory board of the Ford Motor Company Customer Service Division from 1999 to 2001.  Mr. Fields has extensive technology and management consulting experience and also led the Company in reviewing its strategic alternatives and negotiating and completing the Asset Sale.  His experience can be of great value to the Company in reviewing acquisition targets and negotiating and completing an acquisition.  Mr. Fields is a Class III Director whose current term expires at the 2011 annual meeting of stockholders.

John F. Nemelka.  Mr. Nemelka, age 44, joined the Board in October 2005 pursuant to the terms of a Common Stock and Warrant Purchase Agreement between us and NightWatch Capital Partners, LP (“NightWatch”), NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.  Since January 4, 2010, Mr. Nemelka has been serving as our Interim Chief Executive Officer.  Mr. Nemelka founded NightWatch Capital Group, LLC, an investment management business, and has served as its Managing Principal since its formation in July 2001.  From 1997 to 2000, Mr. Nemelka was a Principal at Graham Partners, a private equity investment firm and affiliate of the privately-held Graham Group.  From 2000 to 2001, Mr. Nemelka was a Consultant to the Graham Group.  Mr. Nemelka holds a B.S. degree in Business Administration from Brigham Young University and an M.B.A. degree from the Wharton School at the University of Pennsylvania.  Mr. Nemelka also serves on the Board of Directors of a public company, SANUWAVE Health, Inc., a medical technology company.  Mr. Nemelka has substantial experience in sourcing and executing acquisitions, which the Board believes is essential to enable the Company to carry out its acquisition strategy.  Mr. Nemelka is a Class III Director whose current term expires at the 2011 annual meeting of stockholders.

Former Director

Jerry R. Batt.  Mr. Batt was a director from August 2003 until his resignation effective January 4, 2010.  Mr. Batt has served as Vice President and Chief Information Officer of Pulte Homes, Inc., a national home building and construction company, since September 2003.  From July 2001 to July 2003, Mr. Batt was Chief Information Officer and Vice President of Sprint PCS, a communications company.  From April 2000 to July 2001, Mr. Batt co-founded and was Chief Executive Officer of Foxfire Consulting, an IT consulting and systems integration firm specializing in the telecommunications industry.  From 1973 to January 2000, Mr. Batt held various positions at AT&T, a communications company, where he was responsible for consumer long distance account management and billing and customer service platforms.  Mr. Batt holds B.S. degrees in Industrial Engineering and Operations Research from Virginia Tech University.

Committees of the Board

The Board has three standing committees: the audit committee, the compensation committee and the governance and nominating committee.

Audit Committee.  We have a standing audit committee of the Board (the “Audit Committee”) established in accordance with Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The members of our Audit Committee are Ms. Vinella (Chair) and Mr. Clifford.  Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under the NASDAQ Stock Market Rules and the rules of the Securities and Exchange Commission (“SEC”).  In addition, the Board has determined that Ms. Vinella is an “audit committee financial expert” as defined in the rules of the SEC.

The Audit Committee met 9 times in 2009.  The report of the Audit Committee is provided below.  The Board has adopted a written charter for the Audit Committee, a copy of which is posted in the Corporate Governance section of our Internet website (at www.swkhold.com).  The principal functions of the Audit Committee are to oversee our accounting and financial reporting processes and the audits of our financial statements, oversee our relationship with our independent auditors, including selecting, evaluating and setting the compensation of, and approving all audit and non-audit services to be performed by, the independent auditors, and facilitate communication among our independent auditors and our financial and senior management.

Compensation Committee.  We have a standing compensation committee of the Board (the “Compensation Committee”).  The current members of our Compensation Committee are Messrs. Clifford (Chair) and Weinberg.  Prior to January 4, 2010, the Committee was comprised of Messrs. Clifford (Chair), Batt and Nemelka.  The Compensation Committee met 7 times in 2009.  Each current member of the Compensation Committee meets the independence and other requirements to serve on our Compensation Committee under the NASDAQ Stock Market Rules and the rules of the SEC.  Mr. Nemelka met such requirements in the period during which he served on the Committee.

The Board has adopted a written charter for the Compensation Committee, a copy of which is posted in the corporate governance section of our Internet website (at www.swkhold.com).  The Compensation Committee has responsibilities relating to the performance evaluation and the compensation of our Chief Executive Officer, the compensation of our executive officers and directors and our significant compensation arrangements, plans, policies and programs, including our stock compensation plans.  Certain of our executive officers, our outside counsel and consultants may occasionally attend the meetings of the Compensation Committee.  However, no officer of the Company is present during discussions or deliberations regarding that officer’s own compensation.

Governance and Nominating Committee.  We have a standing governance and nominating committee of the Board (the “Governance and Nominating Committee”).  The members of our Governance and Nominating Committee are Mr. Weinberg (Chair), Ms. Vinella and Mr. Fields. Until January 4, 2010, the committee consisted of Messrs. Batt and Nemelka and Ms. Vinella.  The Governance and Nominating Committee met twice in 2009.  Each of Messrs. Batt, Weinberg and Ms. Vinella meets the independence and other requirements to serve on our Governance and Nominating Committee under the NASDAQ Stock Market Rules and the rules of the SEC. Mr. Nemelka met such requirements in the period during which he served on the Committee.

The Board has adopted a written charter for the Governance and Nominating Committee, a copy of which is posted in the Corporate Governance section of our Internet website (at www.swkhold.com).  The Governance and Nominating Committee considers the performance of the members of the Board and nominees for director positions and evaluates and oversees corporate governance and related issues.

The goal of the Governance and Nominating Committee is to ensure that the members of the Board possess a variety of perspectives and skills derived from high-quality business and professional experience.  The Governance and Nominating Committee seeks to achieve a balance of knowledge, experience and capability on the Board.  To this end, the Governance and Nominating Committee seeks nominees with the highest professional and personal ethics and values, an understanding of our business and industry, diversity of business experience and expertise, a high level of education, broad-based business acumen and the ability to think strategically.  Although the Governance and Nominating Committee uses these and other criteria to evaluate potential nominees to the Board, it has no stated minimum criteria for such nominees.  The Governance and Nominating Committee does not use different standards to evaluate nominees depending on whether they are proposed by our directors and management or by our stockholders.  To date, we have not paid any third parties to assist us in this process.

The Governance and Nominating Committee will consider stockholder recommendations for director candidates.  The Governance and Nominating Committee has established the following procedure for stockholders to submit such recommendations for which there has been no material change: the stockholder should send the name of the individual and related personal and professional information, including a list of references to our Governance and Nominating Committee, in care of the Corporate Secretary at our principal executive offices, sufficiently in advance of the annual meeting to allow the Governance and Nominating committee appropriate time to consider the recommendation.

Board Leadership Structure and Risk Oversight

The Corporation separated the roles of Chief Executive Officer and Chairman of the Board on January 4, 2010, following the completion of the Asset Sale. Michael Weinberg serves as Chairman of the Board, while John Nemelka serves as Interim Chief Executive Officer of the Company. The Board believes the separation of these roles enables effective oversight of management and provides checks and balances with respect to the decision making process at the Company.

The Board, in conjunction with the Company’s officers, is responsible for considering, identifying and managing material risks to the Company. The audit committee plays a critical role in evaluating and managing internal controls, financial risk exposure and monitoring the activities of the Company’s independent registered public accounting firm. The entire Board also receives updates at each Board meeting regarding any material risks from the Company’s management.

Compensation for Directors

In 2009, we paid each of our non-employee directors (i) an annual fee of $15,000 and (ii) an additional $2,500 for each of the four regularly scheduled Board meetings that such director attended.  We paid the chairperson of the Audit Committee an additional $40,000, the chairpersons of the Compensation Committee and the Governance and Nominating Committee an additional $10,000 and the chairperson of the Strategy Committee an additional $15,000.

Our non-employee directors were eligible to receive automatic and discretionary stock option grants and stock issuances pursuant to our 1999 Stock Incentive Plan, as amended.  The Plan expired in July 2009 and no further grants may be made under the Plan.  Historically, when non-employee directors were first elected or appointed as members of the Board, they were granted options to purchase 40,000 shares of common stock.  Through 2009, non-employee directors serving for at least six months received annual grants of options to purchase 10,000 shares of common stock.  The non-employee directors were also eligible to receive other types of awards that were discretionary and not automatic.  All options granted to non-employee directors had an exercise price equal to the current fair market value of our common stock on the date of the grant, and were nonqualified stock options.  Following the completion of the Asset Sale, the Board has determined to review the Company’s equity compensation for non-employee directors in 2010.

We reimburse our directors for reasonable travel and other reasonable expenses incurred in connection with attending the meetings of the Board.  The Company is also party to indemnification agreements with each of its directors.

2009 Director Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2009.  Michael Fields was our Chief Executive Officer until December 23, 2009, the closing of the Asset Sale.  Mr. Fields is not included in this table because he received no compensation for his services as a director in 2009.  The compensation received by Mr. Fields as an officer of the Company is shown below in the Summary Compensation Table.  Mr. Fields remains on the Board following the Asset Sale.  He will receive compensation for his services as a director from and after December 23, 2009.  Mr. Nemelka was appointed Interim Chief Executive Officer and President of the Company on January 4, 2010 and will not receive any compensation for his services as a director from and after such date.  Michael Weinberg joined our Board on December 23, 2009 and did not receive any compensation for 2009.

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation (2)	Total
Jerry R. Batt (3)	$37,000	$3,694	$2,026	$42,720
William T. Clifford	50,000	3,694	1,979	55,673
John F. Nemelka	25,000	3,694	7,785	36,479
Stephanie Vinella	65,000	3,694	-	68,694

(1)           The amounts reported represent the stock-based compensation expense that was calculated in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”).
(2)           Represents expense reimbursement.
(3)           Includes a $2,000 bonus approved by the Board and paid in 2010 for extra time spent on Compensation Committee work in preparation for the Asset Sale.

Options Outstanding at Fiscal Year End

The aggregate number of options outstanding for each of our directors as of December 31, 2009 is provided in the table below.  Mr. Fields was an officer of the Company through December 23, 2009 and did not receive any stock options in his capacity as a director.  He is entitled to receive stock options from and after December 23, 2009.  Mr. Nemelka became the Company’s Interim Chief Executive Officer effective January 4, 2010.  Mr. Nemelka will not receive any compensation as a director from and after such date.

Number of Shares
Subject to Options
Director	Outstanding
Jerry R. Batt (1)	170,000
William T. Clifford	100,000
Michael Fields	1,389,939
John F. Nemelka	80,000
Stephanie Vinella	155,000
Michael Weinberg	-

(1)           Mr. Batt resigned as a director effective January 4, 2010.

Executive Officers

The biographical information for John Nemelka, our Interim Chief Executive Officer, is set forth above under Directors.

Paul Burgon.  Mr. Burgon, age 40, has served as a Principal and CFO of NightWatch Capital Advisors, LLC since March 2005.  Mr. Burgon was a Manager and Director of Corporate Development for Danaher Corporation from 1998 to 2005, where he analyzed, structured and negotiated approximately 50 acquisitions and divestitures representing nearly $2 billion. Mr. Burgon worked at Fluke Corporation where he led corporate development efforts from 1997 to 1998 and worked in Coopers & Lybrand’s acquisition advisory group from 1994 to 1997.  Mr. Burgon holds a B.S.B.A. degree (cum laude) in finance and international business and an M.B.A. degree from the McDonough School of Business at Georgetown University.

Following are the biographies of the Company’s named executive officers prior to the Asset Sale.

The biographical information for Michael Fields, the Company’s Chief Executive Officer until December 23, 2009, is provided under “Class III Directors (Term to expire in 2011)” above.

Charles H. Isaacs. Mr. Isaacs, age 51, was the Company’s Chief Customer Officer from August 2008 until August 6, 2009. From August 2004 to August 2008, Mr. Issacs served as the Company’s Chief Technology Officer.  From December 1999 to August 2004, Mr. Isaacs served as the Chief Technology Officer of Primus Knowledge Solutions, an enterprise software company, where he was responsible for technology oversight.  Mr. Isaacs holds a B.S. degree in Electrical Engineering from the University of California at Santa Barbara and an M.B.A. degree from California Lutheran University.

Jay A. Jones.  Mr. Jones, age 55, was the Senior Vice President and Chief Administrative Officer of KANA from 2006 until the completion of the Asset Sale on December 23, 2009.  In addition, in May 2009, Mr. Jones was appointed KANA’s Interim Chief Financial Officer.  Mr. Jones served as Senior Vice President, Chief Information Officer of VERITAS Software Corporation, an enterprise storage and performance company, from September 2004 to December 2005.  From January 1999 to September 2004, he was Chief Administrative Officer of VERITAS Software Corporation.

Michael J. Shannahan. Mr. Shannahan, age 61, served as the Company’s Executive Vice President and Chief Financial Officer from March 2008 until May 18, 2009 when he retired.  Mr. Shannahan was a member of the Company’s Board of Directors from June 2005 to March 2008.  From February 2005 to February 2008, Mr. Shannahan served as Chief Financial Officer of Medsphere Systems Corporation, a software company in the healthcare industry.  Mr. Shannahan also served as Chief Financial Officer of Chordiant Software, Inc., a management software company, from October 2003 to September 2004; Sanctum Inc., a web applications security company, from October 2001 to November 2002; Broadband Office, Inc., a communication services company, from January 2001 to September 2001; and mySimon, Inc., an e-commerce company from August 1999 to January 2001.  Prior to these positions, Mr. Shannahan spent 18 years with KPMG Peat Marwick, an accounting firm, as a Partner in the Information, Communication and Entertainment practice.  Mr. Shannahan holds a B.S. degree in Business Administration with a concentration in Accounting and a B.A. degree from Rockhurst College. Mr. Shannahan also serves on the Board of Directors of Critical Path, Inc.

Daniel A. Turano. Mr. Turano, age 61, was the Company’s Senior Vice President, Worldwide Field Operations from July 2007 until December 23, 2009. Mr. Turano joined KANA in August 2006 as the Vice President, Global Financial Services Solutions and served in that position until his promotion to Senior Vice President, Worldwide Field Operations in July 2007.  From March 2005 to August 2006, Mr. Turano served as the Vice President of Sales, East of ClairMail, Inc., a software and wireless communications company. From September 2003 to March 2005, Mr. Turano served as Senior Vice President, Commercial Account Collections of Intellerisk Management Systems, a collections agency. Mr. Turano previously served as the Executive Vice President, Sales and Field Operations of Dynamic Mobile Data, a software and wireless communications company from September 2002 to September 2003. Mr. Turano holds a B.S. degree in Business Management from Saint Peter’s College and an M.B.A. degree in Marketing from Fairleigh Dickenson University.

Code of Ethics and Conduct

The Board has adopted a Code of Ethics and Conduct applicable to all directors, officers and employees of the Company, as required by applicable securities laws and the rules of the SEC.  A copy of the Code of Ethics and Conduct is posted in the Corporate Governance section of our Internet website at www.swkhold.com.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock.  Except as set forth herein, based solely on (i) information provided to us by our current officers and directors and (ii) our review of reporting forms filed by our directors, executive officers and persons who hold more than 10% of our outstanding common stock, we believe that during 2009 such persons filed the reports required under Section 16(a) of the Exchange Act on a timely basis.  The Form 4s filed by the following persons on July 10, 2009 were inadvertently filed one day late.  Jerry Batt, William Clifford, John Nemelka and Stephanie Vinella, directors of the Company, and Mark Angel,  Daniel Turano, William Bose, William Feichtman, Jay Jones, Charles Isaacs and Chad Wolf, former officers of the Company.  The Form 3 filed by Paul Burgon on January 13, 2010 inadvertently omitted certain warrants to purchase shares of common stock owned by Nightwatch, of which Mr. Burgon disclaims beneficial ownership.  Such Form 3 was amended to include these warrants on April 2, 2010.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Compensation and Related Information

2009 Summary Compensation Table

The table below summarizes the total compensation earned by each of the named executive officers for the fiscal years ended December 31, 2008 and 2009. All persons below other than Messrs. Isaacs and Shannahan served as executive officers Company until the closing of the Asset Sale on December 23, 2009.

Name and Principal Position	Year	Salary	Bonus		Option Awards	Non-Equity Incentive Plan Compensation		All Other Compensation		Total
					(1)	(2)
Michael S. Fields
Chief Executive Officer and	2009	$360,000	$-		$-	$243,968		$66,000	(3)	$669,968
Chairman of the Board of	2008	$360,000	$-		$-	$64,718		$64,748	(3)	$489,466
Directors

Jay A. Jones
Senior Vice President, Chief	2009	$225,000	$-		$36,940	$46,984		$-		$308,924
Administrative Officer and	2008	$225,000	$-		$-	$33,234		$-		$258,234
Interim Chief Financial Officer

Michael J. Shannahan
Former Executive Vice President	2009	$104,183	$-		$-	$27,552		$137,500	(5)	$269,235
and Chief Financial Officer	2008	$230,224	$11,458	(4)	$218,330	$36,552		$-		$496,564

Daniel A. Turano
Former Senior Vice President,	2009	$225,000	$-		$27,705	$24,276		$-		$276,981
Worldwide Field Operations	2008	$225,000	$-		$-	$142,706	(6)	$-		$367,706

Charles Issacs
Chief Customer Officer	2009	$140,699	$-		$15,110	$15,000		$117,500	(5)	$288,309
	2008	$230,000	$-		$-	$42,233		$-		$272,233

(1)           The amounts reported represent the stock-based compensation expense grant date fair value calculated in accordance with FASB ASC Topic 718.
(2)           The amounts reported represent executive compensation bonus payments.
(3)           Represents a reimbursement for corporate housing expense.

(4)           The amount represents a non-refundable sign-on bonus paid to Mr. Shannahan.
(5)           The amounts represent severance payments.
(6)           The amount includes $98,729 earned by Mr. Turano as commission.

Material Terms of Employment

On January 4, 2010, the Company entered into offer letters with each of Messrs. Nemelka and Burgon, providing for annual salaries of $200,000 and $175,000, respectively. Pursuant to the Offer Letters, Messrs. Nemelka and Burgon are at-will employees of the Company.  The Company is also party to indemnification agreements with its executive officers. Since the employees of the Company are at will, the Company does not believe that there are any material risks arising from the Company’s compensation policies and practices for its employees.

Below are the material terms of employment agreements between the Company and its former officers.

Michael S. Fields.  KANA was party to a letter agreement, effective as of August 26, 2005, with Mr. Fields with respect to his service as KANA’s Chief Executive Officer and Chairman of the Board.  This agreement was terminated on December 23, 2009 in connection with the Asset Sale.  This letter agreement provided that if Mr. Fields was terminated for any reason other than cause, then he would receive an amount equal to six months of his annual base salary, as in effect at the time of termination.  In addition, if there had been a change in control involving 50% or more of our outstanding stock, and if, following such change in control, Mr. Fields was not offered a position with the combined entity similar to the one he held prior to the change in control, then 100% of the unvested shares underlying the initial options granted to him in connection with his appointment as our Chief Executive Officer would have immediately vested.

Michael J. Shannahan.  KANA was party to a letter agreement, effective February 2008, with Mr. Shannahan relating to his appointment as KANA’s Executive Vice President and Chief Financial Officer.  The letter agreement provided that Mr. Shannahan would receive an annual base salary of $275,000 and a one-time, non-refundable sign-on bonus of $11,458.  Mr. Shannahan retired from KANA effective in May 2009.

Separation Agreement

Michael J. Shannahan.  On May 21, 2009, we entered into a separation agreement and release with Mr. Shannahan.  Pursuant to this agreement, we paid Mr. Shannahan $137,500, which represented six months of his base salary, less applicable state and federal payroll deductions.  In addition, we paid Mr. Shannahan $27,552, less applicable state and federal payroll deductions, in six equal installments beginning on June 1, 2009 and ending on September 15, 2009.  We also agreed to pay Mr. Shannahan’s health insurance premiums for six months under the Consolidated Omnibus Budget Reconciliation Act of 1995 (COBRA) upon his election to continue the applicable health benefits under COBRA.  Mr. Shannahan provided the Company with a general release of claims and covenant not to sue.  All remaining obligations under the separation agreement were assumed by Kay Technology in the Asset Sale.

Outstanding Equity Awards at December 31, 2009

Below are the options outstanding for the Company’s named executive officers as of December 31, 2009.  The below table includes options outstanding for persons who were officers of the Company until December 23, 2009, the closing date of the Asset Sale. Michael Shannahan and Charles Isaacs ended their employment earlier in 2009 and did not have any options outstanding as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Price	Option Expiration Date (1)
Michael S. Fields	1,389,939	-	$2.95	3/31/2010
Jay A. Jones	200,000	-	2.95	3/31/2010
	130,000	-	3.10	3/31/2010
Daniel A. Turano	180,000	-	2.95	3/31/2010
	90,000	-	3.00	3/31/2010
	75,000	-	0.70	3/31/2010

(1)	Under the terms of the Asset Purchase Agreement, all options included in this table expired on March 31, 2010.

2009 Option Exercises

None of our named executive officers acquired shares of our common stock pursuant to the exercise of options during our fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of our common stock as of April 15, 2010, by the following individuals or groups:

each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;
each of our named executive officers;
each of our directors; and
all current directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Applicable percentage ownership in the following table is based on 41,237,928 shares of common stock outstanding as of April 15, 2010, as adjusted to include options and warrants exercisable within 60 days of April 15, 2010 held by the indicated stockholder or stockholders.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o the Company.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.  To determine the number of shares beneficially owned by persons other than our directors, executive officers and their affiliates, we have relied on beneficial ownership reports filed by such persons with the SEC.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Jerry Batt (1)(2)	155,000	*
Paul Burgon (3)	1,435,945	3.4%
William Clifford (1)	99,167	*
Michael Fields (4)	-	*
Charles Isaacs (5)	-	*
Jay Jones	-	*
John Nemelka (3)	1,511,135	3.5%
Michael Shannahan (5)	-	*
Daniel Turano	-	*
Stephanie Vinella (1)	154,167	*
Michael Weinberg	-	*
All 11 current and former officers and directors as a group (6)	1,923,446	4.5%

5% Stockholders
Entities affiliated with Carlson Capital, LP (7)	11,649,100	28.2%

*Less than one percent.
(1)           Comprised entirely of stock options that are exercisable within 60 days of April 15, 2010.
(2)           Mr. Batt resigned as a director of the Company effective January 4, 2010.
(3)           Includes warrants to purchase 1,431,968 shares of common stock held by NightWatch Capital Partners II, LP (“NWCP II”).  Pursuant to Advisory Agreements with NWCP II and acting through its managing member, NightWatch Capital Group, LLC (“NWCG”), NightWatch Capital Advisors, LLC, (“NWCA”) has the sole power to vote or direct the vote and to dispose or to direct the disposition of these securities.  Accordingly, NWCA may be deemed to be the beneficial owner of these securities.  Acting through its managing member, NightWatch Management, LLC (“NWM”), and in its capacity as the managing member of NWCA, NWCG has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities.  Accordingly, NWCG may be deemed to be the beneficial owner of these securities.  Acting through its managing member, JFN Management, LLC (“JFNM”), and in its capacity as the managing member of NWCG, NWM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities.  Accordingly, NWM may be deemed to be the beneficial owner of these securities.  Acting through its managing member, Mr. Nemelka, and in its capacity as the managing member of NWM, JFNM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities.  Accordingly, JFNM may be deemed to be the beneficial owner of these securities.  In his capacity as managing member of JFNM, Mr. Nemelka has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities.  Accordingly, Mr. Nemelka may be deemed to be the beneficial owner of these securities.  Mr. Burgon is a Principal of NightWatch Capital Management, LLC (“NWCM”), which is the General Partner of NWCP II, and is a Principal and CFO of NWCA, which serves as the managing member of NWCM.  Mr. Burgon, as a Principal of NWCM and NWCA, may be deemed to be the beneficial owner of an indeterminate portion of the warrants held by NWCP II. Messrs. Nemelka and Burgon and each of the aforementioned NightWatch entities disclaim beneficial ownership of the shares held by NWCP II except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act).

(4)            Mr. Fields was the Chief Executive Officer of the Company until the closing of the Asset Sale on December 23, 2009.   He remains a director of the Company following completion of the Asset Sale.
(5)           Such person’s employment with the Company ceased before the Asset Sale.
(6)           Includes 1,919,469 shares subject to stock options and warrants that are exercisable within 60 days of April 15, 2010.
(7)           Based solely on information contained in a Form 4 filed on October 29, 2009 with the SEC reporting beneficial ownership of 11,649,100 shares.  The shares are directly beneficially owned by Double Black Diamond Offshore Ltd. and Black Diamond Offshore Ltd. (together, the "Funds").  Carlson Capital, L.P. is the investment manager of the Funds.  Asgard Investment Corp.  ("Asgard") is the general partner of Carlson Capital.  Clint D. Carlson is the President of Asgard and the Chief Executive Officer of Carlson Capital.  Carlson Capital disclaims beneficial ownership of any and all such shares in excess of their pecuniary interest therein.  The principal business address of Carlson Capital is 2100 McKinney Avenue, Suite 1600, Dallas, TX 75201.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the shares of common stock  issuable under existing equity compensation plans. The category “Equity compensation plans approved by security holders” in the table below consists of the KANA 1999 Stock Incentive Plan, as amended (the “1999 Stock Incentive Plan”). The category “Equity compensation plans not approved by security holders” in the table below consists of the Broadbase Software, Inc. 1999 Equity Incentive Plan (the “Broadbase 1999 Plan”) and the Broadbase Software, Inc. 2000 Stock Incentive Plan (the “Broadbase 2000 Plan”). The Broadbase 1999 Plan and the Broadbase 2000 Plan were assumed by the Company in connection with the merger with Broadbase Software, Inc. in June 2001 and have not been subsequently approved by our stockholders. The 1999 Stock Incentive Plan and the Broadbase 1999 Plan expired in 2009.

The table does not include information with respect to shares subject to outstanding awards granted under other equity compensation arrangements assumed by KANA in connection with mergers and acquisitions of the companies that originally granted those awards.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans under which equity securities are authorized for issuance, as of December 31, 2009:

	Number of Securities to be Issued upon Exercise of Outsanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,220,069	$3.49	-
Equity compensation plans not approved by security holders (2)	1,177,170	$3.31	1,359,332
Total	6,397,239	$3.46	1,359,332

(1)  Includes 500 options outstanding under the KANA 1999 Special Option Plan.  All remaining options were issued under the 1999 Stock Incentive Plan.
(2)  All outstanding options were issued under the Broadbase 1999 Plan and all securities available for issuance are available under the Broadbase 2000 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee Charter requires our Audit Committee to review and approve certain transactions between us and our executive officers and directors and greater than 5% beneficial owners of our common stock, and each of their immediate family members.  Transactions subject to the review and approval of the Audit Committee (or another independent body of the Board) include transactions between us and the related person in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which such person has or will have a direct or indirect material interest.  To identify any related party transactions, each year, we submit and require our directors and officers to complete director and officer questionnaires identifying any transactions with us in which the executive officer or director or their family members has an interest.  In addition, the Board determines, on an annual basis, which members of the Board meet the definition of independent director as defined in the rules of The NASDAQ Stock Market and reviews and discusses any relationships with a director that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.  In approving or rejecting any such transaction, the Audit Committee, considers the relevant facts and circumstances available to it, including but not limited to the risks, costs, benefits to our company, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence.  Our Audit Committee approves only those transactions that it determines in good faith, are in, or are not inconsistent with, our best interests.

Certain Transactions with Related Persons

From January 2008 until December 23, 2009, the daughter of Michael Fields, a director and our former Chief Executive Officer, served as KANA’s Director of Legal Services.  Ms. Fields received total compensation of $137,774 in 2009.  The $137,774 consisted of $130,000 in annual base salary, $1,511 in stock-based compensation expense that was calculated in accordance with FASB ASC Topic 718, and $6,263 as an incentive bonus based on achievement of personal objectives.

Since January 2010, we sublease approximately 2,300 square feet on a month-to-month basis under an agreement with Nightwatch a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer.  Our rent under this sublease is approximately $4,000 per month.  Additionally, we have entered into a services agreement with Nightwatch to provide certain bookkeeping and other administrative services at cost.  The expenses under the services agreement are expected to be less than $5,500 per month.

Except as otherwise set forth in this proxy statement, there have not been, and there are not currently proposed, any transactions or series of similar transactions in which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Independence

The Board has adopted the definitions, standards and exceptions to the standards for evaluating director independence provided in the NASDAQ Stock Market rules, and determined that three of our current directors, Mr. Clifford, Ms. Vinella and Mr. Weinberg, are independent under the rules of The NASDAQ Stock Market.

The Board met 40 times in 2009, including telephone conference meetings.  During 2009, no director attended fewer than 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which such director served during the time period for which each such director served on the Board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fiscal 2008 and 2009 Audit Fee Summary

Our independent registered public accounting firm, Burr Pilger Mayer, Inc. (“BPM”), audited our consolidated financial statements for the years ended December 31, 2008 and 2009.  Set forth below are the aggregated fees (in thousands) billed for audit and other services provided by BPM for 2008 and 2009.

	Year Ended December 31,
	2008	2009
Audit fees (1)	$617	$353
Audit-related fees (2)		31
Tax fees
All other fees
Total fees	$617	$384

(1)           Coansists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of our quarterly condensed consolidated financial statements and services, such as consents and review of SEC comment letters that are normally provided by BPM in connection with statutory and regulatory filing engagements.
(2)           Consists of fees related to the Asset Sale.

Our Audit Committee considers at least annually whether the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.  This process includes:

•
Obtaining and reviewing, on at least an annual basis, a letter from the independent registered public accounting firm describing all relationships between the independent registered public accounting firm and the Company required to be disclosed by Public Company Accounting Oversight Board Rule 3562 (Communication with Audit Committees Concerning Independence), reviewing the nature and scope of such relationships, discussing these relationships with the independent registered public accounting firm and discontinuing any relationships that the Audit Committee believes could compromise the independence of the registered public accounting firm.

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

All services provided by the Company’s independent registered public accounting firm in fiscal years 2008 and 2009 were approved in advance by the Audit Committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Provo, state of Utah, on April 29, 2010.

SWK Holdings Corporation

/s/ John F. Nemelka

John F. Nemelka
Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2010	By	/s/ John F. Nemelka
John F. Nemelka
Interim Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2010	By	/s/ Paul Burgon
Paul Burgon
Interim Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: April 29, 2010	By	*
William T. Clifford
Director

Date: April 29, 2010	By	*
Michael Fields
Director

Date: April 29, 2010	By	*
John F. Nemelka
Director

Date: April 29, 2010	By	*
Stephanie Vinella
Director

Date: April 29, 2010	By	*
Michael Weinberg
Director

 *By:
/s/  Paul Burgon
Attorney-In-Fact

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.01	Asset Purchase Agreement dated October 26, 2009 by and among KANA Software, Inc. and Kay Technology Corp, Inc.*	8-K	000-27163	2.1	10/27/09

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.]	10-K	000-27163	3.05	3/31/10

3.06	Amended and Restated Bylaws, as amended on October 25, 2009.	8-K	000-27163	3.01	10/27/09

3.07	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Amended and Restated Rights Agreement, dated as of January 13, 2009 by and between Kana Software, Inc. and Computershare Trust Company, N.A	8-K	000-27163	4.01	1/13/09

4.04	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of December 22, 2009, by and between Kana Software, Inc. and Computershare Trust Company, N.A.	8-K	000-27163	4.01	12/29/09

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.01	11/14/06

10.02	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended.**	10-Q	000-27163	10.02	11/14/06

10.03	Broadbase Software, Inc. 2000 Stock Incentive Plan, as amended, related forms of agreements.**±	S-8	333-38480	4.09	6/02/00

10.04	Broadbase Software, Inc. 1999 Equity Incentive Plan, as amended November 2, 2000.**±	S-4/A	333-4896	4.09	11/09/00

10.05	Kana Software, Inc. 1997 Stock Option Plan.**	S-1	333-82587	10.1	7/09/97

10.06	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.07	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.08	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.09	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.10	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.11	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.12	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.13	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.14	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.15	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.16	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.17	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.18	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.19	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

10.20	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.21	Letter Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II LP and RHP Master Fund Ltd.	10-Q	000-27163	10.08	7/06/06

10.22	Description of Director Cash Compensation Arrangements, adopted April 20, 2006.**	8-K	000-27163	10.01	4/25/06

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23	Amendment to Stock Purchase Warrants dated as of October 26, 2009	8-K	10.1	10/23/09

10.24	General Release and Settlement Agreement dated October 16, 2009 between Kana Software, Inc. and RightNow Technologies, Inc.	10-Q	10.1	11/16/09

10.25	Escrow Agreement, dated December 23, 2009, between Kana Software Inc., Kay Technology Corporation and US Bank National Association	10-K	10.25	3/31/10

21.01	List of subsidiaries of Registrant.	10-K	21.01	3/31/10

23.01	Consent of Independent Registered Public Accounting Firm.	10-K	23.01	3/31/10

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).	10-K	24.01	3/31/10

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

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