Form 10-Q
period 2010-03-31
SWK Holdings Corp
filed 2010-05-13
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File number 000-27163
__________________________________

SWK Holdings Corporation
(Exact Name of Registrant as Specified in its Charter)
__________________________________

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5314 North River Run Drive, Suite 350
Provo, Utah 84604
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (801) 805-1301
__________________________________

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  YES    ☐  NO

As of April 30, 2010, there were 41,237,394 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation
Form 10-Q
Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,629	$38,608
Prepaid expenses and other current assets	1,160	1,471
Total current assets	39,789	40,079
Property and equipment, net	3	-
Total assets	$39,792	$40,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$293	$-
Warrant liability	203	285
Total current liabilities	496	285
Other long-term liabilities	110	109
Total liabilities	606	394

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,237,394 and 41,215,041 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	41	41
Additional paid-in capital	4,320,523	4,320,505
Accumulated deficit	(4,281,378)	(4,280,861)
Total stockholders’ equity	39,186	39,685
Total liabilities and stockholders’ equity	$39,792	$40,079

See accompanying notes to unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Revenues:
License fees	$-	$1,199
Services	-	9,693
Total revenues	-	10,892

Costs and expenses:
Cost of license fees	-	188
Cost of services	-	4,478
Amortization of acquired intangible assets	-	125
Sales and marketing	-	3,002
Research and development	-	3,663
General and administrative	664	2,600
Total costs and expenses	664	14,056
Loss from operations	(664)	(3,164)
Interest and other income (expense), net	148	(86)
Loss before provision for income tax	(516)	(3,250)
Provision for income tax	(1)	(16)
Net loss	$(517)	$(3,266)
Basic and diluted net loss per share	$(0.01)	$(0.08)
Shares used in computing basic and diluted net loss per share	41,221	41,214

See accompanying notes to unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(517)	$(3,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	337
Amortization of acquired intangible assets	-	125
Stock-based compensation	2	434
Change in fair value of warrant liability	(82)	(6)
Non-cash interest accretion	-	12
Changes in operating assets and liabilities:
Accounts receivable	-	1,069
Prepaid expenses and other assets	311	501
Accounts payable and accrued liabilities	293	(238)
Accrued restructuring	-	(303)
Deferred revenue	-	891
Net cash provided by (used in) operating activities	7	(444)

Cash flows from investing activities:
Purchases of property and equipment	(3)	(90)
Increase in restricted cash	-	(300)
Net cash used in investing activities	(3)	(390)

Cash flows from financing activities:
Borrowings on line of credit, net	-	(3,247)
Repayments on notes payable	-	(280)
Proceeds from stock option exercises	17	-
Net cash provided by (used in) financing activities	17	(3,527)

Effect of exchange rate changes on cash and cash equivalents	-	(133)
Net increase (decrease) in cash and cash equivalents	21	(4,494)
Cash and cash equivalents at beginning of period	38,608	6,988
Cash and cash equivalents at end of period	$38,629	$2,494

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation and its subsidiaries (“the Company,” “SWK,” “we,” “us,” and “our”) were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. Prior to December 23, 2009, the Company developed, marketed and supported customer communications software products. The Company sold its products primarily in North America, Europe and Asia, through its direct sales force and third party integrators. Since the completion of the Asset Sale (see Basis of Presentation below), the Company has been seeking to redeploy its cash to maximize value for its stockholders and is seeking, analyzing and evaluating potential acquisition candidates. The Company’s goal is to redeploy its existing assets to acquire, or invest in, one or more operating businesses with existing or prospective taxable income, or from which it can realize capital gains, that can be offset by use of its net operating loss (“NOL”) carryforwards. The Company is using a value-focused strategy and is focusing its acquisition search on U.S.-based businesses. As of the date hereof, the Company is in the process of indentifying candidates for acquisition or other investment. The Company is unable to assure that it will find suitable candidates or that it will be able to utilize its existing NOL carryforwards.

Basis of Presentation

As of March 31, 2010, the Company’s only material assets were its cash and a non-trade receivable of cash consideration from the Asset Sale held in escrow. Such receivable was paid to the Company on April 28, 2010 and from and after such date the Company’s only material asset is cash. The Company no longer has any material operating business. Although the notes are given in the present tense and, in some cases, the future tense, some of the information and analysis included in the following notes may not be applicable for 2010. To distinguish the Company’s historical business, which was sold in the Asset Sale, throughout this report, (i) we refer to the Company as “KANA” with respect to historical business activities conducted prior to December 23, 2009, and (ii) we refer to the Company as “SWK” or the “Company” with respect to all other matters.

Following an extensive strategic process, on October 26, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kay Technology Corp., Inc. ("Kay Technology"), an affiliate of Accel-KKR Capital Partners III, L.P. (“AKKR”). Pursuant to this agreement, on December 23, 2009, the Company sold substantially all of its assets to Kay Technology (the “Asset Sale”).

The consideration in the transaction was $40.6 million, of which $38.6 million in cash was paid to the Company at closing and $1.0 million was paid into escrow to satisfy the Company’s indemnification obligations for certain specified contingencies. An additional $1.0 million was paid into an escrow to satisfy obligations of the Company under any potential downward “true-up” adjustments to the purchase price following the closing (the “Purchase Price Escrow”). The Company received the full $1.0 million from the Purchase Price Escrow on April 28, 2010. Kay Technology has also agreed to pay to the Company approximately $61,000 in additional post-closing adjustments to the consideration.

The Asset Purchase Agreement provided for a reduction in the purchase price if certain customer and vendor consents were not received prior to the closing, but allowed the Company to recoup such reduction with respect to any consent received within 30 days of the closing. On February 22, 2010, Kay Technology paid to the Company approximately $0.4 million for customer and vendor consents received after the closing of the Asset Sale.

At the closing of the Asset Sale, the Company amended its certificate of incorporation to change its name from Kana Software, Inc. to SWK Holdings Corporation.

Principles of Consolidation

The consolidated financial statements include the accounts of SWK, and its wholly-owned subsidiaries prior to December 23, 2009. All significant intercompany balances and transactions have been eliminated. As part of the Asset Sale on December 23, 2009, all subsidiaries were transferred to Kay Technology.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010. The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, the Company evaluates estimates, including those related to stock-based compensation, warrant liability valuation, useful lives of property and equipment, income taxes and contingencies and litigation, among others. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at March 31, 2010 and all cash was held in savings or checking accounts with creditworthy financial institutions.

Fair Value of Financial Instruments

The carrying values of the Company’s current financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate their fair values due to their relatively short maturities or payment terms.

Certain Risks and Concentrations

Financial instruments subjecting the Company to concentrations of credit risk have consisted primarily of cash and cash equivalents. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. Deposits in these institutions are in excess of federally insured amounts.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

For the three month period ended March 31, 2010 and 2009, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 2,414,000 and 9,646,000 shares, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

Recent Accounting Pronouncements

On January 21, 2010, the FASB issued an Accounting Standards Update (“ASU”) on improving disclosures about fair value measurements, which amends the FASB Accounting Standards Codification on Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We are required to comply with the requirements of this ASU commencing the first day of our 2010 fiscal year. This ASU did not have an impact to our financial statements except to require us to provide increased disclosure.

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

Level 3—instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$203	$-	$-	$203

The warrant liability decreased by $82,000 during the three months ended March 31, 2010 to $0.2 million, and this $82,000 was recognized as other income for the period ended March 31, 2010. The fair value was calculated using the Black-Scholes option pricing model. See Note 7 for Black-Scholes assumptions used to determine fair value.

Note 3. Stockholders’ Equity

 (a) Stock Compensation Plans

As part of the Asset Sale, the Company accelerated the vesting of all employee stock options. Any vested but unexercised employee stock options as of March 31, 2010 were cancelled on such date. In addition, Kay Technology withheld from the proceeds of the Asset Sale the amount representing the in-the-money option value of all employee options based on the Asset Sale’s purchase price per share. Kay Technology will pay these amounts with respect to each such former KANA employee either (i) as a bonus to each such KANA employee holding such options promptly following the Company’s notification to Kay Technology of the expiration or termination of such options in accordance with their terms and the option plans under which the options were granted, or (ii) in the event a former KANA employee elects to exercise such options following the closing but prior to their expiration or termination, to the Company following such time the Company notifies Kay Technology of any such exercise (in which case, no such bonus shall be payable to such employee).

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. Options were granted at an exercise price equivalent to the closing fair market value on the date of grant. All options were granted at the discretion of the Company’s Board of Directors and had a term not greater than 10 years from the date of grant. Options are immediately exercisable when vested and generally vest monthly over four years. On December 23, 2009, in connection with the Asset Sale, all stock options, except those held by non-employee Directors, were accelerated to be fully vested and exercisable. As a result of the termination of all employees on December 23, 2009, all unexercised stock options held by employees were cancelled on March 31, 2010 in accordance with the Asset Purchase Agreement. The only remaining outstanding options as of March 31, 2010 were those held by the Company’s directors.

The following table summarizes activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2009	6,403,048	$3.50	0.7	$163
Options cancelled and forfeited	(5,882,148)	3.61
Options exercised	(21,733)	0.71
Options granted	-	-
Balances, March 31, 2010	499,167	$2.40	4.4	$3
Options vested and exercisable and expected to be vested and exercisable at March 31, 2010	497,485	$2.40	4.4	$3
Options vested and exercisable at March 31, 2010	489,168	$2.43	4.3	$2

At March 31, 2010, there were no options available for grant under the 1999 Stock Incentive Plan. At March 31, 2010, the Company had $3,000 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average remaining period of 0.3 years.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2010:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.70 - 1.24	74,167	7.1	$0.99	64,168	$1.04
1.70 - 1.70	100,000	4.8	1.70	100,000	1.70
1.71 - 2.65	29,000	4.0	2.36	29,000	2.36
2.67 - 2.67	40,000	5.5	2.67	40,000	2.67
2.95 - 2.95	215,000	3.0	2.95	215,000	2.95
3.08 - 3.08	1,000	0.0	3.08	1,000	3.08
3.50 - 3.50	40,000	5.2	3.50	40,000	3.50
Total	499,167	4.4	$2.40	489,168	$2.43

There were no options granted during the three months ended March 31, 2010. Employee stock-based compensation recognized in the three months ended March 31, 2010 and 2009 uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the three months ended March 31, 2009 were as follows:

Three Months Ended
March 31,
2009

Risk-free interest rate	1.34%
Expected volatility	69%
Expected life (in years)	4.0
Dividend yield	0%

Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. The expected forfeiture rate of employee stock options for 2010 and 2009 was calculated using the Company’s historical terminations data.

In calculating the expected life of stock options, the Company determines the amount of time from grant date to exercise date for exercised options and adjusts this number for the expected time to exercise for unexercised options. The expected time to exercise for unexercised options is calculated from grant as the midpoint between the expiration date of the option and the later of the measurement date or the vesting date. In developing the expected life assumption, all amounts of time are weighted by the number of underlying options.

No options were granted in the three months ended March 31, 2010; the weighted-average grant date fair value of options granted in the three months ended March 31, 2009 was $0.41 per share. None of these options were granted with an exercise price below the fair market value.

The intrinsic value of options exercised in the three months ended March 31, 2010 was $2,600.

Note 4. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three month periods ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(517)	$(3,266)
Foreign currency translation loss	-	(30)
Comprehensive loss	$(517)	$(3,296)

Note 5. Commitments and Contingencies

(a) Litigation

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

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on May 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Under the current briefing schedule, the briefing was completed on November 17, 2009. No date has been set for oral argument in the Ninth Circuit.

On December 20, 2009, the Company, then known as Kana Software, Inc., filed a lawsuit in the United States District Court for the District of Delaware against several defendants: Versata Enterprises, Inc., Gensym Corp., Clear Technology, Inc., Versata Development Group, Inc., Tenfold Corp., and Versata, Inc. In the litigation, the Company sought a declaratory judgment that it did not infringe several patents. The Company also sought a declaratory judgment of invalidity of all of the patents-in-suit. On December 21, 2009, the Company, then known as Kana Software, Inc., also filed a lawsuit in the United States District Court for the District of Delaware against Versata Enterprises, Inc. and Everest Software, Inc. alleging infringement of U.S. Patent No. 6,941,304 by defendants' making, selling, offering to sell and/or importing certain email communication software solutions. On December 23, 2009, the Company completed the Asset Sale, pursuant to which (i) the Company sold its operating business, including substantially all of its intellectual property, including all patents, to Kay Technology and (ii) Kay Technology assumed substantially all liabilities relating to the Company’s operating business and agreed to indemnify the Company for losses incurred with respect thereto. On April 14, 2010, the Company was dismissed as a party to these lawsuits.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources.

(b)  Escrow

Under the Asset Purchase Agreement, the Company delivered to Kay Technology prior to closing an estimated purchase price certificate setting forth the Company’s good faith estimates of the Company’s net working capital, net debt and transaction expenses as of the closing date. The gross purchase price was adjusted for certain items, based on changes in financial condition and certain other matters occurring between the signing of the Asset Purchase Agreement and the closing of the Asset Sale. The adjustments included (i) a downward adjustment for transaction expenses, as defined in the Asset Purchase Agreement, which included certain other charges not included in transaction expenses on our statement of operations, (ii) a downward adjustment in the case that any required vendor and customer consents were not obtained, (iii) an excess net debt adjustment, as defined in the Asset Purchase Agreement, for net debt in excess of certain preset levels and (iv) a working capital adjustment for any deficiency of adjusted working capital, as defined in the Asset Purchase Agreement, as compared to certain preset levels. At the closing, $1.0 million of consideration was paid into the Purchase Price Escrow to satisfy any obligations of the Company under any potential downward “true-up” adjustments to the purchase price following the closing. As required under the Agreement, on February 19, 2010, Kay Technology delivered to the Company a final certificate setting forth the actual net working capital, net debt and transaction expenses, each as defined in the Asset Purchase Agreement. On April 28, 2010, the Company received the full $1 million from the Purchase Price Escrow. Kay Technology has also agreed to pay to us approximately $61,000 in additional post-closing adjustments to the consideration.

Note 6. Information About Geographic Areas

KANA considered itself to be in a single industry segment, specifically the licensing and support of its software applications, and SWK currently considers itself to be in a single industry segment. KANA’s revenue classification was based upon customer location. There were no sales for the three months ended March 31, 2010. Geographic information on revenues for the three months ended March 31, 2009 is as follows (in thousands):

North America	$7,686
Europe	2,978
Asia Pacific	228
Total	$10,892

The Company had no long-lived assets as of December 31, 2009 as all such assets were sold in the Asset Sale. All long-lived assets as of March 31, 2010 were based in the United States.

Note 7. Warrant Liability

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB eliminating an exemption to derivative treatment for certain financial instruments. As a result of adopting this guidance, warrants to purchase 1,914,586 shares of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45 and expire in September or October 2012. Effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock from equity to a liability, as if these warrants were a derivative liability since their date of issue. On January 1, 2009, the Company reclassified the effects of prior accounting for the warrants in the amount of $1.8 million from additional paid-in capital to accumulated deficit, and $0.1 million from additional paid-in capital to warrant liability. The fair value is calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of March 31, 2010 were as follows:

	Expiration Date
	September 2012	October 2012

Risk-free interest rate	1.31%	1.31%
Expected volatility	63%	62%
Expected life (in years)	2.5	2.6
Dividend yield	0%	0%

Note 8. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities in the balance sheet as of March 31, 2010, is as follows (in thousands):

Beginning balance at January 1, 2010	$109
Additions for tax positions related to the current period	1
Ending balance at March 31, 2010	$110

Note 9. Subsequent Event

On April 28, 2010, the Company received the full $1.0 million from the Purchase Price Escrow.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K filed on March 30, 2010, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Following an extensive strategic process, on October 26, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kay Technology Corp., Inc. (“Kay Technology”), an affiliate of Accel-KKR Capital Partners III, L.P. (“AKKR”). Pursuant to this agreement, on December 23, 2009, the Company sold substantially all of its assets to Kay Technology (the “Asset Sale”) in exchange for cash consideration of $40.6 million. In addition, Kay Technology assumed certain of KANA’s liabilities in the transaction. Of the $40.6 million in consideration, $38.6 million was paid in cash to the Company at closing and $1.0 million was paid into escrow to satisfy SWK’s indemnification obligations for certain specified contingencies. An additional $1.0 million was paid into escrow to satisfy our obligations under any potential downward “true-up” adjustments to the purchase price following the closing (the “Purchase Price Escrow”). We have agreed with Kay Technology that the full amount of the $1.0 million Purchase Price Escrow will be released to us, along with approximately $61,000 in additional post-closing adjustments to the consideration. On April 28, 2010, we received the full $1.0 million from the Purchase Price Escrow.

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

Since the completion of the Asset Sale, we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition candidates. Our goal is to redeploy our existing assets to acquire or invest in one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our NOL carryforwards. We are using a value-focused strategy and are focusing our acquisition search on U.S.-based businesses. As of the date hereof, we are in the process of identifying and reviewing candidates for acquisition or other investment. We are unable to assure that we will find suitable candidates or that we will be able to utilize our existing NOL carryforwards.

While general and administrative expenses totaled approximately $0.7 million for the quarter ended March 31, 2010, there were approximately $0.3 million of annual expenses included in quarter that the Company does not expect to repeat in the remaining quarters of 2010.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2010 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the Notes to the Unaudited Condensed Consolidated Financial Statements in “Part I. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Revenues

Total revenues decreased from $10.9 million for the three months ended March 31, 2009 to $0 for the three months ended March 31, 2010 as a result of the Asset Sale.

License revenues included licensing fees only, and exclude associated support and consulting revenue. The majority of KANA’s licenses to customers were perpetual and associated revenues were recognized upon delivery provided that all revenue recognition criteria were met. License revenues were $0 in the quarter ended March 31, 2010, compared to $1.2 million for the three months ended March 31, 2009. KANA’s services revenues consisted of support revenues and professional services fees. Support revenues related to providing customer support, product maintenance and updates to our customers. Support revenues were the largest component of services revenues. Professional services revenues related to providing consulting, training and implementation services to KANA’s customers including enterprise on-demand. Services revenues were $0 for the three months ended March 31, 2010, compared to $9.7 million for the three months ended March 31, 2009.

Costs and Expenses

Total cost of revenues decreased from $4.8 million for the three months ended March 31, 2009 to $0 for the three months ended March 31, 2010, due to the Asset Sale.

License Fees. Cost of license fees consisted of third party software royalties, referral fees, and costs of documentation. Cost of license fees as a percentage of license fees was 16% for the three months ended March 31, 2009.

Services. Cost of services consisted primarily of compensation and related expenses for our customer support, consulting and training and enterprise on-demand services organizations, and allocation of facility costs and system costs incurred in providing customer support. Cost of services was $0 in the three months ended March 31, 2010, as compared to $4.5 million for the three months ended March 31, 2009.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in the three month period ended March 31, 2009 related to $2.5 million of identifiable intangibles purchased in connection with the eVergance acquisition in June 2007. Acquired intangible assets were carried at cost less accumulated amortization. Amortization was computed over the estimated useful lives of the assets (five years).

Sales and Marketing. Sales and marketing expenses consisted primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses was $0 for the three months ended March 31, 2010, compared to $3.0 million for the three months ended March 31, 2009, due to the Asset Sale.

Research and Development. Research and development expenses consisted primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses were $0 for the three months ended March 31, 2010, compared to $3.7 million for the three months ended March 31, 2009 due to the Asset Sale.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, and corporate governance. Information technology and facilities costs were allocated among all operating departments in 2009. General and administrative expenses decreased by 74% to $0.7 million for the three months ended March 31, 2010 from $2.6 million for the three months ended March 31, 2009 due to the Asset Sale. There were approximately $0.3 million of expenses included in the results for the three months ended March 31, 2010 that the Company does not expect to repeat in the remaining quarters of 2010. As of March 31, 2010, we had 3 general and administrative employees compared to 35 such employees as of March 31, 2009, a 91% decrease.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense and the change in fair value of warrant liability. Income from the decrease in the fair value of our warrants was approximately $82,000 for the three months ended March 31, 2010 compared to an expense of $13,000 for the three months ended March 31, 2009. Interest income and other income consists of interest earned on cash and cash equivalents and was approximately $66,000 for the three months ended March 31, 2010 and $4,000 for the three months ended March 31, 2009. The increase in interest income related to higher cash and cash equivalents balances in the three months ended March 31, 2010 compared to the same period in 2009. Interest expense and other expense relates primarily to interest expense on our former line of credit and notes payable and was approximately $0 for the three months ended March 31, 2010 and $96,000 for the three months ended March 31, 2009.

Provision for Income Taxes

We have a history of net operating losses on a consolidated basis from inception through March 31, 2010. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit for accounting purposes is not currently more likely than not. During the three months ended March 31, 2009, certain of KANA’s foreign subsidiaries were profitable, based upon application of  intercompany transfer pricing agreements. The Company thus reported income tax expense totaling approximately $16,000 for the three months ended March 31, 2009 in those foreign jurisdictions.

Liquidity and Capital Resources

As of March 31, 2010, we had $38.6 million in cash, compared to $38.6 million in cash and cash equivalents at December 31, 2009. As of March 31, 2010, we had working capital of $39.3 million, compared to working capital of $39.8 million as of December 31, 2009.

Primary Driver of Cash Flow

Our ability to generate cash in the future depends primarily upon our success in acquiring one or more businesses. Since the timing of any acquisition is difficult to predict, we may not be able to generate positive cash flow in any particular future period. In addition, the interest rate that we receive on our cash will affect our ability to cover our administrative expenses. Given low current interest rates, we do not anticipate that our interest income will be sufficient to cover our administrative expenses for the foreseeable future.

Operating Cash Flow

We had positive cash flow from operating activities of $7,000 for the first three months of 2010, which included a $0.5 million net loss, and which was essentially offset by a $0.3 million decrease in prepaids and other assets and a $0.3 million increase in accounts payable. KANA’s operating activities used $0.4 million of cash for the first three months of 2009, which included a $3.3 million net loss and net payments of $0.3 million against accrued restructuring partially offset by a $1.1 million decrease in accounts receivable, a $0.9 million increase in deferred revenue, non-cash charges of $0.4 million for stock-based compensation expense, and $0.3 million of depreciation.

Investing Cash Flow

The Company’s investing activities used $3,000 and $0.4 million of cash for the first three months of 2010 and 2009, respectively, which consisted of purchases of property and equipment, and in 2009 an increase of $0.3 million in restricted cash.

Financing Cash Flow

Our financing activities generated $17,000 for the first three months of 2010 and KANA used $3.5 million of cash for the three months ended March 31, 2009. Financing activities consisted of proceeds from stock option exercises in 2010 and $3.2 million of payments on the line of credit and the repayment of $0.3 million on notes payable in 2009.

Existence and Timing of Contractual Obligations

As of March 31, 2010, the Company had no outstanding debt commitments.

The Company subleases approximately 2,300 square feet on a month-to-month basis under an agreement with Nightwatch Capital Advisors, LLC, a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer. The rent under this sublease is approximately $4,000 per month.

Off-Balance-Sheet Arrangements

As of March 31, 2010, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Outlook

As of March 31, 2010, the Company had no operating business. The Company does not expect to generate any income other than interest income until it consummates a business combination or develops other sources of income. The Company estimates that its capital resources are adequate to fund its limited operating activities for twelve months from the balance sheet date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and the Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Interim Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 20, 2009, the Company, then known as Kana Software, Inc., filed a lawsuit in the United States District Court for the District of Delaware against several defendants: Versata Enterprises, Inc., Gensym Corp., Clear Technology, Inc., Versata Development Group, Inc., Tenfold Corp., and Versata, Inc. In the litigation, the Company sought a declaratory judgment that it did not infringe several patents. The Company also sought a declaratory judgment of invalidity of all of the patents-in-suit. On December 21, 2009, the Company, then known as Kana Software, Inc., also filed a lawsuit in the United States District Court for the District of Delaware against Versata Enterprises, Inc. and Everest Software, Inc. alleging infringement of U.S. Patent No. 6,941,304 by defendants’ making, selling, offering to sell and/or importing certain email communication software solutions. On December 23, 2009, the Company completed the Asset Sale, pursuant to which (i) the Company sold its operating business, including substantially all of its intellectual property, including all patents, to Kay Technology and (ii) Kay Technology assumed substantially all liabilities relating to the Company’s operating business and agreed to indemnify the Company for losses incurred with respect thereto. On April 14, 2010, the Company was dismissed as a party to these lawsuits.

ITEM 1A.	RISK FACTORS.

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 31, 2010. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
___________________________________
*
These certifications accompany this Quarterly Report on Form 10-Q. They are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK Holdings Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2010

SWK Holdings Corporation

/s/ JOHN F. NEMELKA
John F. Nemelka
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ PAUL BURGON
Paul Burgon
Interim Chief Financial Officer
(Principal Financial Officer)