Form 10-Q
period 2010-06-30
SWK Holdings Corp
filed 2010-08-09
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________

FORM 10-Q
 _________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File number 000-27163

 _________________________

SWK Holdings Corporation
(Exact Name of Registrant as Specified in its Charter)

 _________________________

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5314 North River Run Drive, Suite 350
Provo, Utah 84604
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (801) 805-1301

 _________________________

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

As of July 15, 2010, there were 41,237,394 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation
Form 10-Q
Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,197	$38,608
Prepaid expenses and other current assets	85	1,471
Total current assets	39,282	40,079
Property and equipment, net	3	-
Total assets	$39,285	$40,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53	$-
Warrant liability	224	285
Total current liabilities	277	285
Other long-term liabilities	111	109
Total liabilities	388	394

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,237,394 and 41,215,041 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	41	41
Additional paid-in capital	4,320,517	4,320,505
Accumulated deficit	(4,281,661)	(4,280,861)
Total stockholders’ equity	38,897	39,685
Total liabilities and stockholders’ equity	$39,285	$40,079

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues:
License fees	$-	$1,518	$-	$2,717
Services	-	10,395	-	20,088
Total revenues	-	11,913	-	22,805

Costs and expenses:
Cost of license fees	-	187	-	375
Cost of services	-	3,606	-	8,084
Amortization of acquired intangible assets	-	125	-	250
Sales and marketing	-	2,235	-	5,237
Research and development	-	3,386	-	7,049
General and administrative	352	2,115	1,016	4,715
Restructuring	-	805	-	805
Total costs and expenses	352	12,459	1,016	26,515
Loss from operations	(352)	(546)	(1,016)	(3,710)
Interest and other income (expense), net	70	(51)	218	(137)
Loss before provision for income tax	(282)	(597)	(798)	(3,847)
Provision for income tax	(1)	(10)	(2)	(26)
Net loss	$(283)	$(607)	$(800)	$(3,873)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.09)
Shares used in computing basic and diluted net loss per share	41,237	41,215	41,229	41,214

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(800)	$(3,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	662
Amortization of acquired intangible assets	-	250
Stock-based compensation	(4)	814
Restructuring expense	-	341
Other non-cash charges	(61)	28
Changes in operating assets and liabilities:
Accounts receivable	-	1,484
Prepaid expenses and other assets	(39)	264
Accounts payable and accrued liabilities	53	(715)
Accrued restructuring	-	(554)
Deferred revenue	-	893
Net cash provided by (used in) operating activities	(851)	(406)

Cash flows from investing activities:
Proceeds from Asset Sale	1,425	-
Purchases of property and equipment	(3)	(284)
Decrease in restricted cash	-	446
Net cash provided by (used in) in investing activities	1,422	162

Cash flows from financing activities:
Repayments on line of credit, net	-	(2,144)
Borrowings on notes payable	-	227
Repayments on notes payable	-	(1,814)
Proceeds from stock option exercises	18	-
Net cash provided by (used in) financing activities	18	(3,731)

Effect of exchange rate changes on cash and cash equivalents	-	(74)
Net increase (decrease) in cash and cash equivalents	589	(4,049)
Cash and cash equivalents at beginning of period	38,608	6,988
Cash and cash equivalents at end of period	$39,197	$2,939

See accompanying notes to the unaudited condensed consolidated financial statements.

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

Basis of Presentation

As of June 30, 2010, the Company’s only material asset was its cash. The Company no longer has any material operating business. Although the notes are given in the present tense and, in some cases, the future tense, some of the information and analysis included in the following notes may not be applicable for 2010. To distinguish the Company’s historical business, which was sold in the Asset Sale, throughout this report, (i) we refer to the Company as “KANA” with respect to historical business activities conducted prior to December 23, 2009, and (ii) we refer to the Company as “SWK” or the “Company” with respect to all other matters.

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

Principles of Consolidation

The consolidated financial statements include the accounts of SWK and its wholly-owned subsidiaries prior to December 23, 2009. All significant intercompany balances and transactions have been eliminated. As part of the Asset Sale on December 23, 2009, all subsidiaries were transferred to Kay Technology.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at June 30, 2010 and all cash was held in savings or checking accounts with creditworthy financial institutions.

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

For each of the three and six month periods ended June 30, 2010 and 2009, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 2,250,000 and 9,055,000 shares, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

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

Level 3—instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$224	$-	$-	$224

The warrant liability increased by $21,000 and decreased by $61,000 during the three and six months ended June 30, 2010, respectively, to $0.2 million, and these amounts were recognized as other income. The fair value was calculated using the Black-Scholes option pricing model. See Note 7 for Black-Scholes assumptions used to determine fair value.

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

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. Options were granted at an exercise price equivalent to the closing fair market value on the date of grant. All options were granted at the discretion of the Company’s Board of Directors and had a term not greater than 10 years from the date of grant. Options are immediately exercisable when vested and generally vest monthly over four years. On December 23, 2009, in connection with the Asset Sale, all stock options, except those held by non-employee Directors, were accelerated to be fully vested and exercisable. As a result of the termination of all employees on December 23, 2009, all unexercised stock options held by employees were cancelled on March 31, 2010 in accordance with the Asset Purchase Agreement. The only remaining outstanding options as of June 30, 2010 were those held by the Company’s directors.

The following table summarizes activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2009	6,403,048	$3.50	0.7	$163
Options cancelled and forfeited	(5,882,148)	3.61
Options exercised	(21,733)	0.71
Options granted	-	-
Balances, March 31, 2010	499,167	$2.40	4.4	$3
Options cancelled and forfeited	(164,167)	2.73
Options exercised	-	-
Options granted	-	-
Balances, June 30, 2010	335,000	$2.23	6.3	$6

Options vested and exercisable and expected to be vested and exercisable at June 30, 2010	334,525	$2.24	6.3	$6
Options vested and exercisable at June 30, 2010	332,501	$2.24	6.3	$5

At June 30, 2010, there were no options available for grant under the 1999 Stock Incentive Plan. At June 30, 2010, the Company had no material unrecognized stock-based compensation expense.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2010:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.70	30,000	9.0	$0.70	27,501	$0.70
$1.24	30,000	8.1	1.24	30,000	1.24
$1.70	100,000	4.6	1.70	100,000	1.70
$2.65	15,000	7.4	2.65	15,000	2.65
$2.67	30,000	7.1	2.67	30,000	2.67
$2.95	100,000	6.2	2.95	100,000	2.95
$3.50	30,000	6.7	3.50	30,000	3.50
Total	335,000	6.3	$2.23	332,501	$2.24

There were no options granted during the three or six months ended June 30, 2010, nor in the three months ended June 30, 2009. Employee stock-based compensation recognized in the six months ended June 30, 2009 uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the six months ended June 30, 2009 were as follows:

Six Months Ended June 30,
2009

Risk-free interest rate	1.34%
Expected volatility	69%
Expected life (in years)	4
Dividend yield	0%

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

No options were granted in the six months ended June 30, 2010; the weighted-average grant date fair value of options granted in the six months ended June 30, 2009 was $0.41 per share. None of these options were granted with an exercise price below the fair market value.

The intrinsic value of options exercised in the three and six months ended June 30, 2010 was $0 and $2,600, respectively.

Note 4. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total changes in comprehensive loss during the three and six month periods ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(283)	$(607)	$(800)	$(3,873)
Foreign currency translation loss	-	(87)	-	(117)
Comprehensive loss	$(283)	$(694)	$(800)	$(3,990)

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

Note 6. Information About Geographic Areas

KANA considered itself to be in a single industry segment, specifically the licensing and support of its software applications, and SWK currently considers itself to be in a single industry segment. KANA’s revenue classification was based upon customer location. There were no sales for the three and six months ended June 30, 2010. Geographic information on revenues for the three and six months ended June 30, 2009 is as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2009	2009
North America	$9,620	$17,306
Europe	2,058	5,036
Asia Pacific	235	463
Total	$11,913	$22,805

The Company had no long-lived assets as of December 31, 2009 as all such assets were sold in the Asset Sale. All long-lived assets as of June 30, 2010 were based in the United States.

Note 7. Warrant Liability

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB eliminating an exemption to derivative treatment for certain financial instruments. As a result of adopting this guidance, warrants to purchase 1,914,586 shares of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45 and expire in September or October 2012. Effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock from equity to a liability, as if these warrants were a derivative liability since their date of issue. On January 1, 2009, the Company reclassified the effects of prior accounting for the warrants in the amount of $1.8 million from additional paid-in capital to accumulated deficit, and $0.1 million from additional paid-in capital to warrant liability. The fair value is calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of June 30, 2010 were as follows:

	Expiration Date
	September 2012	October 2012

Risk-free interest rate	0.71%	0.74%
Expected volatility	63%	62%
Expected life (in years)	2.3	2.3
Dividend yield	0%	0%

Note 8. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities in the balance sheet as of June 30, 2010 is as follows (in thousands):

Beginning balance at January 1, 2010	$109
Additions for tax positions related to the current period	2
Ending balance at June 30, 2010	$111

Note 9. Restructuring Costs

The following table provides a summary of restructuring activity during the six months ended June 30, 2009 (in thousands):

	Facilities	Severance and Related	Total
Restructuring accruals:
Accrual as of December 31, 2008	$1,180	$-	$1,180
Restructuring expense	273	532	805
Payments made	(784)	(417)	(1,201)
Sublease payments received	183	-	183
Accrual as of June 30, 2009	$852	$115	$967

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

Upon closing of the Asset Sale on December 23, 2009, all restructuring obligations were assumed by Kay Technology.

Note 10. Subsequent Event

On July 30, 2010, the Company held its annual meeting of stockholders. At the meeting, the stockholders elected William T. Clifford and Michael A. Margolis as Class II and Class III directors, respectively, and approved a proposal for the Company to retain all of its cash and cash equivalents for the purpose of investing in or acquiring control of one or more operating businesses.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K filed on March 31, 2010, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Following an extensive strategic process, on October 26, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kay Technology Corp., Inc. (“Kay Technology”), an affiliate of Accel-KKR Capital Partners III, L.P. (“AKKR”). Pursuant to this agreement, on December 23, 2009, the Company sold substantially all of its assets to Kay Technology (the “Asset Sale”) in exchange for cash consideration of $40.6 million. In addition, Kay Technology assumed certain of KANA’s liabilities in the transaction. Of the $40.6 million in consideration, $38.6 million was paid in cash to the Company at closing and $1.0 million was paid into escrow to satisfy SWK’s indemnification obligations for certain specified contingencies. An additional $1.0 million was paid into escrow to satisfy our obligations under any potential downward “true-up” adjustments to the purchase price following the closing (the “Purchase Price Escrow”). On February 22, 2010, Kay Technology paid the Company approximately $0.4 million for customer and vendor consents received after the closing of the Asset Sale. On April 28, 2010, we received the full $1.0 million from the Purchase Price Escrow. On May 18, 2010, the Company was paid approximately $83,000 for additional post-closing adjustments to the Asset Sale consideration.

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

Since the Company did not enter into definitive agreements with respect to one or more transactions requiring 50% or more of its cash by June 23, 2010, the Company has called a meeting of stockholders (as part of its annual meeting of stockholders) on July 30, 2010 to vote on a proposal to retain all of such cash for the purpose of investing in or acquiring control of one or more operating businesses. We are not under any obligation, contractually or otherwise, to call this meeting to vote on the return of cash to our stockholders.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and six months ended June 30, 2010 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the Notes to the Unaudited Condensed Consolidated Financial Statements in “Part I. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Revenues

Total revenues decreased from $11.9 million and $22.8 million for the three and six months ended June 30, 2009, respectively, to $0 for the three and six months ended June 30, 2010 as a result of the Asset Sale.

License revenues included licensing fees only, and exclude associated support and consulting revenue. The majority of KANA’s licenses to customers were perpetual and associated revenues were recognized upon delivery provided that all revenue recognition criteria were met. License revenues were $1.5 million and $2.7 million in the three and six months ended June 30, 2009, respectively. KANA’s services revenues consisted of support revenues and professional services fees. Services revenues were $10.4 million and $20.1 for the three and six months ended June 30, 2009 respectively.

Costs and Expenses

Total cost of revenues was $3.9 million and $8.7 million for the three and six months ended June 30, 2009, respectively. Due to the Asset Sale, no cost of revenues was incurred in the six months ended June 30, 2010.

License Fees. Cost of license fees consisted of KANA’s third-party software royalties, referral fees, and costs of documentation. Cost of license fees as a percentage of license fees was 12% for the three months ended June 30, 2009 compared to 14% for the six months ended June 30, 2009.

Services. Cost of services consisted primarily of compensation and related expenses for KANA’s customer support, consulting and training and enterprise on-demand services organizations, and allocation of facility costs and system costs incurred in providing customer support. Cost of services was $3.6 million for the three months ended June 30, 2009 as compared to $8.1 million for the six months ended June 30, 2009.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets recorded in the three and six month periods ended June 30, 2009 related to $2.5 million of identifiable intangibles purchased in connection with the eVergance acquisition in June 2007. Acquired intangible assets were carried at cost less accumulated amortization. Amortization was computed over the estimated useful lives of the assets (five years). Intangible assets were written off in 2009 as a result of the Asset Sale and as such there was no amortization of acquired intangible assets in the three or six month periods ended June 30, 2010.

Sales and Marketing. Sales and marketing expenses consisted primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses was $2.2 million for the three months ended June 30, 2009, compared to $5.2 million for the six months in the prior year. Due to the Asset Sale, no sales and marketing expenses were incurred in the six months ended June 30, 2010.

Research and Development. Research and development expenses consisted primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses were $3.4 million for the three months ended June 30, 2009, compared to $7.0 million for the six months ended June 30, 2009. Due to the Asset Sale, no research and development expenses were incurred in the six months ended June 30, 2010.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, and corporate governance. Information technology and facilities costs were allocated among all operating departments in 2009. General and administrative expenses decreased by 81% to $0.4 million for the three months ended June 30, 2010 from $2.1 million for the three months ended June 30, 2009 due to the Asset Sale. General and administrative expenses decreased by 79% to $1.0 million for the six months ended June 30, 2010 from $4.7 million for the six months ended June 30, 2009. As of June 30, 2010, we had 3 general and administrative employees compared to 31 such employees as of June 30, 2009, a 91% decrease.

Restructuring Expense. During the three and six months ended June 30, 2009 we recorded $805,000 of restructuring expense related to a reduction in workforce of 27 employees and the adjustment of rent related to two facilities included in our restructuring accrual. There was no restructuring activity during the three and six months ended June 30, 2010.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense and the change in fair value of warrant liability. Expense from the increase in the fair value of our warrants was approximately $21,000 for the three months ended June 30, 2010 compared to other income of $2,000 for the three months ended June 30, 2009. Income from the decrease in the fair value of our warrants was approximately $61,000 for the six months ended June 30, 2010 compared to an expense of $4,000 for the six months ended June 30, 2009. Net interest income (expense) and other income (expense) consists of interest earned on cash and cash equivalents, net of interest expense from KANA’s former line of credit and notes payable, and was approximately $71,000 for the three months ended June 30, 2010 and $(51,000) for the three months ended June 30, 2009. Net interest income (expense) was approximately $136,000 for the six months ended June 30, 2010 and $(137,000) for the six months ended June 30, 2009. The increase in net interest income related to higher cash and cash equivalents balances in the three months and six months ended June 30, 2010 compared to the same period in 2009, as well as the elimination of debt obligations prior to 2010.

Provision for Income Taxes

We have a history of net operating losses on a consolidated basis from inception through June 30, 2010. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit for accounting purposes is not currently more likely than not. During the three and six months ended June 30, 2009, certain of KANA’s foreign subsidiaries were profitable, based upon application of intercompany transfer pricing agreements. The Company thus reported income tax expense totaling approximately $10,000 and $26,000 for the three and six months ended June 30, 2009 in those foreign jurisdictions.

Liquidity and Capital Resources

As of June 30, 2010, we had $39.2 million in cash, compared to $38.6 million in cash and cash equivalents at December 31, 2009. As of June 30, 2010, we had working capital of $39.0 million, compared to working capital of $39.8 million as of December 31, 2009.

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

Operating Cash Flow

We had negative cash flow from operating activities of $0.9 million for the first six months of 2010, which included a $0.8 million net loss and an increase in prepaids and a decrease in non-cash charges, which was partially offset by a $0.1 million increase in accrued liabilities. KANA’s operating activities used $0.4 million of cash for the first six months of 2009, which included a $3.9 million net loss, net payments of $0.6 million against accrued restructuring, a reduction in accounts payable and accrued liabilities of $0.7 million, partially offset by a $1.5 million decrease in accounts receivable, a $0.9 million increase in deferred revenue, non-cash charges of $0.8 million for stock-based compensation expense, and $0.7 million of depreciation.

Investing Cash Flow

The Company’s investing activities provided $1.4 million and $0.2 million of cash for the first six months of 2010 and 2009, respectively, which consisted of collections on Asset Sale receivables and purchases of property and equipment in 2010, and the release of restricted cash in 2009 partially offset by purchases of property and equipment.

Financing Cash Flow

Our financing activities generated $18,000 for the first six months of 2010 and KANA used $3.7 million of cash for the six months ended June 30, 2009. Financing activities consisted of proceeds from stock option exercises in 2010 and payments on the line of credit and notes payable in 2009.

Existence and Timing of Contractual Obligations

As of June 30, 2010, the Company had no outstanding debt commitments.

The Company subleases approximately 2,300 square feet on a month-to-month basis for our executive offices under an agreement with Nightwatch Capital Advisors, LLC, a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer. The rent under this sublease is approximately $4,000 per month.

Off-Balance-Sheet Arrangements

As of June 30, 2010, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Outlook

As of June 30, 2010, the Company had no operating business. The Company does not expect to generate any income other than interest income until it consummates a business combination or develops other sources of income. The Company estimates that its capital resources are adequate to fund its limited operating activities for twelve months from the balance sheet date.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

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
August 6, 2010

SWK Holdings Corporation

/s/ JOHN F. NEMELKA
John F. Nemelka
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ PAUL BURGON
Paul Burgon
Interim Chief Financial Officer
(Principal Financial Officer)