Form 10-Q
period 2010-09-30
SWK Holdings Corp
filed 2010-11-09
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File number 000-27163
________________________
SWK Holdings Corporation
(Exact Name of Registrant as Specified in its Charter)
________________________

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

As of October 31, 2010, there were 41,247,394 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation
Form 10-Q
Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,971	$38,608
Prepaid expenses and other current assets	49	1,471
Total current assets	39,020	40,079
Property and equipment, net	7	-
Total assets	$39,027	$40,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$105	$-
Warrant liability	148	285
Total current liabilities	253	285
Other long-term liabilities	115	109
Total liabilities	368	394

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,237,394 and 41,215,041 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	41	41
Additional paid-in capital	4,320,517	4,320,505
Accumulated deficit	(4,281,899)	(4,280,861)
Total stockholders’ equity	38,659	39,685
Total liabilities and stockholders’ equity	$39,027	$40,079

See accompanying notes to the unaudited condensed financial statements.

SWK HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues:
License fees	$-	$2,357	$-	$5,074
Services	-	10,411	-	30,499
Total revenues	-	12,768	-	35,573

Costs and expenses:
Cost of license fees	-	734	-	1,109
Cost of services	-	3,695	-	11,779
Amortization of acquired intangible assets	-	125	-	375
Sales and marketing	-	2,140	-	7,377
Research and development	-	3,014	-	10,063
General and administrative	381	2,310	1,397	7,025
Restructuring	-	536	-	1,341
Transaction costs	-	745	-	745
Legal settlement	-	1,000	-	1,000
Total costs and expenses	381	14,299	1,397	40,814
Loss from operations	(381)	(1,531)	(1,397)	(5,241)
Interest and other income (expense), net	147	(210)	365	(347)
Loss before provision for income tax	(234)	(1,741)	(1,032)	(5,588)
Provision for income tax	(4)	(31)	(6)	(57)
Net loss	$(238)	$(1,772)	$(1,038)	$(5,645)
Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.03)	$(0.14)
Shares used in computing basic and diluted net loss per share	41,237	41,215	41,232	41,215

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,038)	$(5,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	951
Amortization of acquired intangible assets	-	375
Stock-based compensation	(6)	1,234
Restructuring expense	-	542
Other non-cash charges	(137)	119
Changes in operating assets and liabilities:
Accounts receivable	-	1,081
Prepaid expenses and other assets	(26)	420
Accounts payable and other liabilities	111	1,473
Accrued restructuring	-	(946)
Deferred revenue	-	(1,550)
Net cash used in operating activities	(1,096)	(1,946)

Cash flows from investing activities:
Proceeds from Asset Sale	1,448	-
Purchases of property and equipment	(7)	(339)
Decrease in restricted cash	-	446
Net cash provided by investing activities	1,441	107

Cash flows from financing activities:
Repayments on line of credit, net	-	(2,440)
Borrowings on notes payable	-	1,179
Repayments on notes payable	-	(2,028)
Proceeds from stock option exercises	18	-
Net cash provided by (used in) financing activities	18	(3,289)

Effect of exchange rate changes on cash and cash equivalents	-	(76)
Net increase (decrease) in cash and cash equivalents	363	(5,204)
Cash and cash equivalents at beginning of period	38,608	6,988
Cash and cash equivalents at end of period	$38,971	$1,784

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

Basis of Presentation

As of September 30, 2010, the Company’s only material asset was its cash. The Company no longer has any material operating business. Although the notes are given in the present tense and, in some cases, the future tense, some of the information and analysis included in the following notes may not be applicable for 2010. To distinguish the Company’s historical business, which was sold in the Asset Sale, throughout this report, (i) we refer to the Company as “KANA” with respect to historical business activities conducted prior to December 23, 2009, and (ii) we refer to the Company as “SWK” or the “Company” with respect to all other matters.

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

The consideration in the transaction was $40.6 million, of which $38.6 million in cash was paid to the Company at closing and $1.0 million was paid into escrow to satisfy the Company’s indemnification obligations for certain specified contingencies. An additional $1.0 million was paid into an escrow account to satisfy obligations of the Company under any potential downward “true-up” adjustments to the purchase price following the closing (the “Purchase Price Escrow”). The Company received the full $1.0 million from the Purchase Price Escrow on April 28, 2010.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of SWK and its wholly-owned subsidiaries prior to December 23, 2009. All significant intercompany balances and transactions have been eliminated. As part of the Asset Sale on December 23, 2009, all subsidiaries were transferred to Kay Technology.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at September 30, 2010 and all cash was held in savings or checking accounts with financial institutions that the Company believes are creditworthy.

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

For each of the three and nine month periods ended September 30, 2010 and 2009, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 2,250,000 and 9,228,000 shares, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

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

The following table summarizes the Company’s financial liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$148	$-	$-	$148

The warrant liability decreased by $76,000 and $137,000 during the three and nine months ended September 30, 2010, respectively, to $148,000, and these amounts were recognized as other income. The fair value was calculated using the Black-Scholes option pricing model. See Note 7 for Black-Scholes assumptions used to determine fair value.

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

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. Options were granted at an exercise price equivalent to the closing fair market value on the date of grant. All options were granted at the discretion of the Company’s Board of Directors and had a term not greater than 10 years from the date of grant. Options are immediately exercisable when vested and generally vest monthly over four years. On December 23, 2009, in connection with the Asset Sale, all stock options, except those held by non-employee Directors, were accelerated to be fully vested and exercisable. As a result of the termination of all employees on December 23, 2009, all unexercised stock options held by employees were cancelled on March 31, 2010 in accordance with the Asset Purchase Agreement. The only remaining outstanding options as of September 30, 2010 were those held by the Company’s directors.

The following table summarizes activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2009	6,403,048	$3.50	0.7	$163
Options cancelled and forfeited	(5,882,148)	3.61
Options exercised	(21,733)	0.71
Options granted	-	-
Balances, March 31, 2010	499,167	$2.40	4.4	$3
Options cancelled and forfeited	(164,167)	2.73
Options exercised	-	-
Options granted	-	-
Balances, June 30, 2010	335,000	$2.23	4.0	$6
Options cancelled and forfeited	-
Options exercised	-
Options granted	-
Balances, September 30, 2010	335,000	$2.23	3.7	$6
Options vested and exercisable at September 30, 2010	335,000	$2.23	3.7	$6

At September 30, 2010, there were no options available for grant under the 1999 Stock Incentive Plan. At September 30, 2010, the Company had no unrecognized stock-based compensation expense.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2010:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding, Vested and Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share
$0.70	30,000	5.9	$0.70
$1.24	30,000	5.5	1.24
$1.70	100,000	0.1	1.70
$2.65	15,000	5.0	2.65
$2.67	30,000	4.8	2.67
$2.95	100,000	5.4	2.95
$3.50	30,000	4.6	3.50
Total	335,000	3.7	$2.23

There were no options granted during the three or nine months ended September 30, 2010. 894,500 and 946,000 options were granted in the three and nine months ended September 30, 2009, respectively. Employee stock-based compensation recognized in the nine months ended September 30, 2009 uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the three and nine months ended September 30, 2009 were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009

Risk-free interest rate	1.89%	1.86%
Expected volatility	60%	60%
Expected life (in years)	4	4
Dividend yield	0%	0%

Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. The expected forfeiture rate of employee stock options for 2009 was calculated using the Company’s historical terminations data.

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

No options were granted in the nine months ended September 30, 2010; the weighted-average grant date fair value of options granted in the three and nine months ended September 30, 2009 was $0.33 per share. None of these options were granted with an exercise price below the fair market value.

The intrinsic value of options exercised in the three and nine months ended September 30, 2010 was $0 and $2,600, respectively.

Note 4. Comprehensive Loss

Comprehensive loss is comprised of net loss and foreign currency translation adjustments. The total comprehensive losses during the three and nine month periods ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(238)	$(1,772)	$(1,038)	$(5,645)
Foreign currency translation loss	-	(110)	-	(227)
Comprehensive loss	$(238)	$(1,882)	$(1,038)	$(5,872)

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

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on May 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Under the current briefing schedule, the briefing was completed on November 17, 2009. The Ninth Circuit heard the oral argument on October 5, 2010.  The matter awaits issuance of the court’s decision.

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

Note 6. Information About Geographic Areas

KANA considered itself to be in a single industry segment, specifically the licensing and support of its software applications, and SWK currently considers itself to be in a single industry segment. KANA’s revenue classification was based upon customer location. There were no sales for the three and nine months ended September 30, 2010. Geographic information on revenues for the three and nine months ended September 30, 2009 is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009
North America	$10,185	$27,491
Europe	2,355	7,391
Asia Pacific	228	691
Total	$12,768	$35,573

The Company had no long-lived assets as of December 31, 2009 as all such assets were sold in the Asset Sale. All long-lived assets as of September 30, 2010 were based in the United States.

Note 7. Warrant Liability

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB eliminating an exemption to derivative treatment for certain financial instruments. As a result of adopting this guidance, warrants to purchase 1,914,586 shares of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45 and expire in September or October 2012. Effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock from equity to a liability, as if these warrants were a derivative liability since their date of issue. On January 1, 2009, the Company reclassified the effects of prior accounting for the warrants in the amount of $1.8 million from additional paid-in capital to accumulated deficit, and $0.1 million from additional paid-in capital to warrant liability. The fair value is calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of September 30, 2010 were as follows:

	Expiration Date
	September 2012	October 2012

Risk-free interest rate	0.41%	0.41%
Expected volatility	57%	59%
Expected life (in years)	2.0	2.1
Dividend yield	0%	0%

Note 8. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities in the balance sheet as of September 30, 2010 is as follows (in thousands):

Beginning balance at January 1, 2010	$109
Additions for tax positions related to the current period	6
Ending balance at September 30, 2010	$115

Note 9. Restructuring Costs

The following table provides a summary of restructuring activity during the nine months ended September 30, 2009 (in thousands):

	Facilities	Severance and Related	Total
Restructuring accruals:
Accrual as of December 31, 2008	$1,180	$-	$1,180
Restructuring expense	311	1,030	1,341
Payments made	(1,212)	(828)	(2,040)
Sublease payments received	295	-	295
Accrual as of September 30, 2009	$574	$202	$776

In April 2009, KANA signed a Settlement and Release Agreement with RMJM Group, Inc. (“RMJM”), the sub landlord for one of the properties included in the restructuring accrual that provided for RMJM to draw down a letter of credit held by RMJM as security for RMJM’s lease. The proceeds of the draw down and current cash deposit held by RMJM was be applied to all remaining lease payments and estimated additional operating costs for the remainder of the lease that expired in January 2010.

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

Note 10. Subsequent Events

On October 24, 2010, Michael Fields, a former member of our Board of Directors and the former Chairman and CEO of KANA, passed away due to complications from leukemia. Mike was a colleague and a friend, and we send our sympathies and condolences to his family.

On November 8, 2010, the Board of Directors approved the 2010 SWK Holdings Corporation Equity Incentive Plan. In addition, the Board approved non-executive director grants of restricted stock for 200,000, 100,000, 100,000 shares to Michael Weinberg, William Clifford, and Michael Margolis, respectively.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and nine months ended September 30, 2010 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the Notes to the Unaudited Condensed Consolidated Financial Statements in “Part I. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Revenues

Total revenues decreased from $12.8 million and $35.6 million for the three and nine months ended September 30, 2009, respectively, to $0 for the three and nine months ended September 30, 2010 as a result of the Asset Sale.

License revenues included licensing fees only, and exclude associated support and consulting revenue. The majority of KANA’s licenses to customers were perpetual and associated revenues were recognized upon delivery provided that all revenue recognition criteria were met. License revenues were $2.4 million and $5.1 million in the three and nine months ended September 30, 2009, respectively. KANA’s services revenues consisted of support revenues and professional services fees. Services revenues were $10.4 million and $30.5 million for the three and nine months ended September 30, 2009 respectively.

Costs and Expenses

Total cost of revenues was $4.6 million and $13.3 million for the three and nine months ended September 30, 2009, respectively. Due to the Asset Sale, no cost of revenues was incurred in the nine months ended September 30, 2010.

License Fees. Cost of license fees consisted of KANA’s third-party software royalties, referral fees, and costs of documentation. Cost of license fees as a percentage of license fees was 31% for the three months ended September 30, 2009 and 22% for the nine months ended September 30, 2009.

Services. Cost of services consisted primarily of compensation and related expenses for KANA’s customer support, consulting and training and enterprise on-demand services organizations, and allocation of facility costs and system costs incurred in providing customer support. Cost of services was $3.7 million for the three months ended September 30, 2009 and $11.8 million for the nine months ended September 30, 2009.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets recorded in the three and nine month periods ended September 30, 2009 related to $2.5 million of identifiable intangibles purchased in connection with the eVergance acquisition in June 2007. Acquired intangible assets were carried at cost less accumulated amortization. Amortization was computed over the estimated useful lives of the assets (five years). Intangible assets were written off in 2009 as a result of the Asset Sale and as such there was no amortization of acquired intangible assets in the three or nine month periods ended September 30, 2010.

Sales and Marketing. Sales and marketing expenses consisted primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses were $2.1 million for the three months ended September 30, 2009 and $7.3 million for the nine months in the prior year. Due to the Asset Sale, no sales and marketing expenses were incurred in the nine months ended September 30, 2010.

Research and Development. Research and development expenses consisted primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses were $3.0 million for the three months ended September 30, 2009 and $10.1 million for the nine months ended September 30, 2009. Due to the Asset Sale, no research and development expenses were incurred in the nine months ended September 30, 2010.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources, and corporate governance. Information technology and facilities costs were allocated among all operating departments in 2009. General and administrative expenses decreased by 84% to $0.4 million for the three months ended September 30, 2010 from $2.3 million for the three months ended September 30, 2009 due to the Asset Sale. Expenses increased in the three months ended September 30, 2010 from the three months ended June 30, 2010 due to the annual shareholders meeting and tax filing expenses incurred in the third quarter. General and administrative expenses decreased by 80% to $1.4 million for the nine months ended September 30, 2010 from $7.0 million for the nine months ended September 30, 2009. As of September 30, 2010, we had 3 general and administrative employees compared to 29 such employees as of September 30, 2009, a 90% decrease.

Restructuring Expense. During the three and nine months ended September 30, 2009 we recorded $536,000 and $1.3 million of restructuring expense related to a reduction in workforce and the adjustment of rent related to facilities included in our restructuring accrual. There was no restructuring activity during the three and nine months ended September 30, 2010.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income, interest expense and the change in fair value of warrant liability. Income from the decrease in the fair value of our warrants was approximately $76,000 for the three months ended September 30, 2010 compared to income of $37,000 for the three months ended September 30, 2009. Income from the decrease in the fair value of our warrants was approximately $137,000 for the nine months ended September 30, 2010 compared to income of $41,000 for the nine months ended September 30, 2009. Net interest income (expense) and other income (expense) consists of interest earned on cash and cash equivalents, net of interest expense from KANA’s former line of credit and notes payable. Net interest and other income (expense) was approximately $71,000 for the three months ended September 30, 2010 and $(210,000) for the three months ended September 30, 2009. Net interest and other income (expense) was approximately $208,000 for the nine months ended September 30, 2010 and $(306,000) for the nine months ended September 30, 2009. The increase in net interest income was due to higher cash and cash equivalents balances in the three months and nine months ended September 30, 2010 compared to the same period in 2009, as well as the elimination of debt obligations prior to 2010.

Provision for Income Taxes

We have a history of net operating losses on a consolidated basis from inception through September 30, 2010. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit for accounting purposes is not currently more likely than not. During the three and nine months ended September 30, 2009, certain of KANA’s foreign subsidiaries were profitable, based upon application of intercompany transfer pricing agreements. The Company thus reported income tax expense totaling approximately $31,000 and $57,000 for the three and nine months ended September 30, 2009 in those foreign jurisdictions.

Liquidity and Capital Resources

As of September 30, 2010, we had $39.0 million in cash, compared to $38.6 million in cash and cash equivalents at December 31, 2009. As of September 30, 2010, we had working capital of $38.8 million, compared to working capital of $39.8 million as of December 31, 2009.

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

Operating Cash Flow

We had negative cash flow from operating activities of $1.1 million for the first nine months of 2010, which included a $1.0 million net loss, a $0.1 million increase in payables and a $0.1 million decrease in non-cash liabilities, which was partially offset by a small decrease in prepaid expenses. KANA’s operating activities used $1.9 million of cash for the first nine months of 2009, which included a $5.6 million net loss, a $1.6 million decrease in deferred revenue, and net payments of $0.9 million against accrued restructuring, partially offset by a $1.0 million decrease in accounts receivable, a $0.4 million decrease in prepaid expenses, a $1.5 million increase in payables and accrued expenses, non-cash charges of $1.2 million for stock-based compensation expense, and $1.3 million of depreciation and amortization.

Investing Cash Flow

The Company’s investing activities provided $1.4 million and $0.1 million of cash for the first nine months of 2010 and 2009, respectively, which consisted of collections on Asset Sale receivables partially offset by purchases of property and equipment in 2010, and the release of restricted cash in 2009 partially offset by purchases of property and equipment.

Financing Cash Flow

Our financing activities generated $18,000 for the first nine months of 2010 and KANA used $3.3 million of cash for the nine months ended September 30, 2009. Financing activities consisted of proceeds from stock option exercises in 2010 and payments on the line of credit and notes payable in 2009, partially offset by borrowings on notes payable.

Existence and Timing of Contractual Obligations

As of September 30, 2010, the Company had no outstanding debt commitments.

The Company subleases approximately 2,300 square feet on a month-to-month basis for our executive offices under an agreement with Nightwatch Capital Advisors, LLC, a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer. The rent under this sublease is approximately $4,100 per month.

Off-Balance-Sheet Arrangements

As of September 30, 2010, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Outlook

As of September 30, 2010, the Company had no operating business. The Company does not expect to generate any income other than interest income until it consummates a business combination or develops other sources of income. The Company estimates that its capital resources are adequate to fund its limited operating activities for twelve months from the balance sheet date.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.01	SWK Holdings Corporation 2010 Equity Incentive Plan					X

10.02	Form of Restricted Stock Agreement					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

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

November 8, 2010

SWK Holdings Corporation

/s/ John F. Nemelka
John F. Nemelka
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Burgon
Paul Burgon
Interim Chief Financial Officer
(Principal Financial Officer)