Form 10-K
period 2010-12-31
SWK Holdings Corp
filed 2011-03-30
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(801) 805-1300
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $25,587,209 based upon the closing sales price of the Registrant’s Common Stock on such date as reported on the Over the Counter Bulletin Board of $0.89.

On March 15, 2011 the Registrant had outstanding approximately 41,647,394 shares of Common Stock, $0.001 par value per share.

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2010

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

Overview

SWK Holdings Corporation (“the Company,” “SWK,” “we,” “us,” and “our”) were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. Prior to December 23, 2009, the Company developed, marketed and supported customer communications software products. The Company sold its products primarily in North America, Europe and Asia, through its direct sales force and third party integrators. Since the completion of the Asset Sale (see Basis of Presentation below), the Company has been seeking to redeploy its cash to maximize value for its stockholders and is seeking, analyzing and evaluating potential acquisition candidates. The Company’s goal is to redeploy its existing assets to acquire, or invest in, one or more operating businesses with existing or prospective taxable income, or from which it can realize capital gains, that can be offset by use of its net operating loss (“NOL”) carryforwards. The Company is using a value-focused strategy and is focusing its acquisition search on U.S.-based businesses and continues to identify and review candidates for acquisition or other investment. The Company is unable to assure that it will find suitable candidates or that it will be able to utilize its existing NOL carryforwards. (See “Risks Related to Our Acquisition Strategy” under Item 1A below).

The Company has viewed its ability to carry forward its net operating loss carryforwards ("NOLs") as an important and substantial asset. On January 26, 2006, in order to preserve stockholder value by protecting its ability to carry forward our NOLs, the Company entered into a Rights Agreement that provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 4.9% or more of our outstanding common stock without the prior approval of our Board of Directors (the “Board”). On January 13, 2009, the Company amended and restated the Rights Agreement to extend the expiration date from February 3, 2009 to February 3, 2012 and to make certain other changes. The Company again amended the Rights Agreement on December 22, 2009 to exclude the Asset Sale (as defined below) from triggering the Rights Agreement and to make certain other changes. The Board adopted the rights agreement to preserve stockholder value by protecting our ability to carry forward our net operating losses (“NOLs”). The Board believes that these NOL carryforwards are a substantial asset of the Company.

At the closing of the Asset Sale, the Company amended its certificate of incorporation to change its name from Kana Software, Inc. to SWK Holdings Corporation and relocated its headquarters to Provo, Utah. To distinguish the historical business, which is no longer conducted by the Company, throughout this report (i) we refer to the Company as “KANA” with respect to historical business activities conducted prior to December 23, 2009, and (ii) we refer to the Company as “SWK” or the “Company” with respect to all other matters.

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

As of December 31, 2010, we had three full-time employees.

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

Since the completion of the Asset Sale, we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition candidates. Our goal is to redeploy our existing assets to acquire or invest in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our NOL carryforwards. We are using a value-focused investment strategy and have been focusing our acquisition search on U.S.-based businesses. We continue to identify and review candidates for acquisition or other investment. We may not be able to identify any acquisition candidate at a price we consider fair and appropriate. If we do identify a suitable acquisition candidate, we may not be able to successfully and satisfactorily negotiate the terms of an acquisition. Furthermore, if we are successful in completing an acquisition, the integration of the acquired business will involve a number of risks and presents financial, managerial and operational challenges. Therefore, we cannot assure that our acquisition strategy will enhance value to stockholders.

A significant portion of our working capital could be expended in pursuing business combinations that are not consummated.

We expect that the investigation of each specific acquisition target and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time and attention and substantial costs, including, but not limited to, costs for accountants, attorneys and other advisors. In 2010, our total cash flow from operations spent pursuant to this strategy totaled approximately $1.3 million. Our declining cash may continue at this rate, or at a higher rate as we determine is appropriate, until such time as we are able to complete an acquisition.

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

We are currently seeking to make one or more acquisitions to maximize value to all stockholders, which may benefit from the utilization of our substantial NOL carryforwards as of the date hereof. However, we will pursue any acquisition or transaction which the Board believes to be in the best interests of the Company and its stockholders, and NOL carryforwards will be one of several factors considered by the Board in determining whether to pursue any such transaction. The Board may determine to pursue a transaction which limits our ability to use some or all of our NOL carryforwards. In addition, if we are unable to complete an acquisition, we may lose some or all of our NOL carryforwards, or they may expire. Our federal NOL carryforwards begin expiring this year and expire by 2030, with the majority of such NOLs expiring by 2022.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of an acquisition target.

If the proceeds from the Asset Sale are insufficient for a proposed acquisition, we may be required to seek additional financing through the issuance of equity or debt securities or other arrangements to finance the transaction. Due to the fact that we currently have no income other than interest received on our cash deposits, borrowing requirements and other factors, we cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we may be compelled to restructure or abandon that particular business combination and seek alternative acquisition targets. In addition, if we complete a business combination, we may require additional financing to fund the operations or growth of acquisition target, which may be unavailable to us. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our combined business or businesses.

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

Following the Asset Sale completed on December 23, 2009, we have no operating business and our assets consist primarily of cash. Our sole source of income is interest received on our cash deposits. Due to current low interest rates, we do not expect material income until we are able to acquire an operating business. Additionally, we expect to incur expenses in connection with our acquisitions search, as well as expenses of being a public company. Until these conditions change, the Company expects to incur net losses.

We are a shell company under the federal securities laws which will subject us to additional costs and disclosure requirements.

Under Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, a shell company is any company with nominal operations and assets consisting of cash and nominal other assets. We are a shell company under federal securities laws.

Applicable securities rules prohibit shell companies from using (i) a Form S-8 registration statement to register securities pursuant to employee compensation plans for so long as we are a shell company and for a period of 60 days thereafter and (ii) Form S-3 for the registration of a primary offering of securities for so long as we are a shell company and for 12 months thereafter.

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

To the extent that we are required to comply with additional disclosure as we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, under Rule 144 of the Securities Act, a holder of restricted securities of a “shell company” may not be allowed to resell their securities in reliance upon Rule 144. Preclusion from any prospective purchase using the exemptions from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future, and the inability to utilize registration statements on Forms S-8 and S-3 would likely increase our cost to register securities in the future. Additionally, the loss of the use of Rule 144 and Forms S-3 and S-8 may make investments in our securities less attractive to investors and may make the offering and sale of our securities to employees, directors and others under compensatory arrangements more expensive and less attractive to recipients.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold them fail.

Our cash and cash equivalents may be held in the form of cash or marketable securities and are highly liquid investments with original maturities of three months or less at the time of purchase.  Currently, our cash and cash equivalents consist entirely of cash, but we may determine to invest in marketable securities at a later date. We maintain our cash with one or more reputable major financial institutions and would maintain any cash equivalents with reputable financial institutions. Deposits of cash with these banks exceed the Federal Deposit Insurance Corporation insurance limits. While we regularly monitor the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. We can provide no assurance that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial and credit markets or the financial status of the financial institutions in which we maintain our cash.

Our common stock is currently quoted on the Over the Counter Bulletin Board.

Since October 2005, our common stock has been quoted on the Over the Counter Bulletin Board (“OTCBB”). The OTCBB is generally considered less efficient than exchanges such as The New York Stock Exchange and The NASDAQ Stock Market. Quotation of our common stock on the OTCBB may reduce the liquidity of our securities, limit the number of investors who trade in our securities, result in a lower stock price and larger spread in the bid and ask prices for shares of our common stock and could have an adverse effect on us. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on The NASDAQ Stock Market. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital.

Our listing on the OTCBB and our low stock price may greatly impair our ability to raise any future necessary capital through equity or debt financing and significantly increase the dilution to our current stockholders caused by any issuance of equity in financing or other transactions. The price at which we would issue shares in such transactions is generally based on the market price of our common stock, and a decline in the stock price could result in our need to issue a greater number of shares to raise a given amount of funding.

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

Currently, our assets consist primarily of cash and nominal other assets. We are pursuing an acquisition strategy. While our goal is to acquire one or more operating businesses, we may determine to invest in securities of another company in connection with such goal.

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

Our corporate headquarters are located in Provo, Utah, where we sublease approximately 2,300 square feet on a month-to-month basis under an agreement with Nightwatch Capital Advisors, LLC, a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer. Our rent under this sublease is approximately $4,100 per month. We believe these facilities are adequate for our business requirements.

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

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering.  The plaintiff alleges that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial.  On February 28, 2008, Ms. Simmonds filed an amended complaint.  The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company.  This lawsuit is one of more than fifty similar actions filed in the same court.  On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint.  Accordingly, the Company did not join the motion to dismiss filed by certain issuers.  On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss.  On on May 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals.  On December 2, 2010, the Ninth Circuit affirmed dismissal of the lawsuits against the 30 issuer defendants on the grounds of inadequate demand, but ordered the district court to dismiss these lawsuits with prejudice.  The Ninth Circuit reversed dismissal on statute of limitations grounds, but remanded all of the remaining cases to the district court with instructions to allow the underwriter defendants and/or the remaining issuer defendants to file motions to dismiss for inadequate demand.  On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011.  On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those  parties’ respective petitions for writ of certiorari to the United States Supreme Court.

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

	High	Low
Fiscal 2010
First Quarter	$0.92	$0.80
Second Quarter	0.95	0.80
Third Quarter	0.90	0.78
Fourth Quarter	1.00	0.89

Fiscal 2009
First Quarter	$0.90	$0.55
Second Quarter	0.77	0.45
Third Quarter	0.95	0.60
Fourth Quarter	1.00	0.65

Holders of Record

There were approximately 816 stockholders of record of our common stock as of March 15, 2011. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

On November 8, 2010, the Company granted shares of restricted common stock to its non-employee directors. Michael Weinberg, the Chairman of the Board, was granted 200,000 shares, and William Clifford and Michael Margolis were each granted 100,000 shares. Shares are forfeited if not earned within five years from the date of the grant, and vest when the Company’s average closing stock price exceeds certain levels for sixty consecutive calendar days. 50% of each award vests at a stock price of $1.80, 25% vests at $2.25, and 25% vests at $2.70. These shares were not registered under the Securities Act of 1933, as amended in reliance upon Rule 701 promulgated under the Securities Act of 1933, as amended, and Rule 12h-1 promulgated under the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to the shares of common stock issuable under existing equity compensation plans. The category “Equity compensation plans approved by security holders” in the table below consists of the KANA 1999 Stock Incentive Plan, as amended (the “1999 Plan”). The category “Equity compensation plans not approved by security holders” in the table below consists of the SWK Holdings Corporation 2010 Equity Incentive Plan (the “2010 Plan”).

	Number of Securities to be Issued upon Exercise of Outsanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	229,000	$2.52	-
Equity compensation plans not approved by security holders	400,000	2.14	4,100,000
Total	629,000	$2.28	4,100,000

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Following an extensive strategic process, on October 26, 2009, the Company entered into the Asset Purchase Agreement with Kay Technology, an affiliate of Accel-KKR Capital Partners III L.P. (“AKKR”). Pursuant to this agreement, on December 23, 2009, the Company sold to Kay Technology substantially all of its assets other than: (i) NOLs, (ii) certain other deferred tax assets, (iii) cash received upon the exercise of certain options and warrants, (iv) certain potential income tax refunds, (v) stockholder and stock option records, (vi) contracts related to any equity investments and our stockholder rights plan, (vii) insurance policies and (viii) certain other immaterial assets. Kay Technology assumed substantially all of the Company’s liabilities, other than those: (i) arising under the Asset Purchase Agreement, including related taxes and transaction costs, (ii) related to the assets retained in the Asset Sale, (iii) insured by our insurance policies or related to indemnification of directors or officers, (iv) relating to the payment of income taxes for periods prior to the closing or as a transferee or successor, (v) with respect to certain employees not hired by Kay Technology, (vi)  in connection with contracts related to any equity investment in KANA and our stockholder rights plan and (vii) arising from any claims by KANA’s stockholders or other equity holders.

The consideration in the transaction was $40.6 million, of which $38.6 million in cash was paid to the Company at closing and $1.0 million was paid to an escrow to satisfy SWK’s indemnification obligations for certain specified tax-related contingencies. We received approximately $481,000 from this escrow in the fourth quarter of 2010. On March 28, 2011, we agreed with Kay Technology that approximately $167,000 would be paid to us from the remaining escrow account. We expect to collect these funds in the near future. An additional $1.0 million was paid into the Purchase Price Escrow at closing, which we received in the second quarter of 2010, and an additional $382,000 was received in the first quarter of 2010 which related to the receipt of certain customer and vendor consents to the Asset Sale.

At the closing of the Asset Sale, the Company changed its name from Kana Software, Inc. to SWK Holdings Corporation.

Since the completion of the Asset Sale, we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition candidates. Our goal is to redeploy our existing assets to acquire, or invest in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our NOL carryforwards. We are using a value-focused strategy and are focusing our acquisition search on U.S.-based businesses. We continue to identify and review candidates for acquisition or other investment. We are unable to assure that we will find suitable candidates or that we will be able to utilize our existing NOL carryforwards. (See “Risks Related to Our Acquisition Strategy” under Item 1A above).

From and after the completion of the Asset Sale, we have maintained our cash at one or more large financial institutions. As of the date hereof, we are earning annual interest income of approximately 0.65% on our cash and expect to continue to receive interest at current market rates.

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

On December 31, 2010, we had cash and cash equivalents of $39.3 million. As of December 31, 2010, we had an accumulated deficit of $4.3 billion and a positive working capital of $39.1 million. Losses from operations were $1.8 million and $8.4 million for 2010 and 2009, respectively, and we had a net loss of $707,000 in 2010 and net income of $34.9 million in 2009. Net cash used for operating activities was $1.3 million and $2.0 million in 2010 and 2009, respectively.

Due to our limited operations and substantial cash balance following the Asset Sale, we have adequate cash to fund our operations, working capital and capital expenditure requirements, comprised primarily of public company expenses and costs related to our acquisition search through December 31, 2011.

As of December 31, 2010, we had three full-time employees.

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

We believe the following discussion addresses our most critical accounting policies. These critical accounting policies require management to make difficult, subjective, and complex judgments, and are most important to the portrayal of our financial condition and results of operations. The Company may be required to adopt different policies with respect to any business it may acquire in the future.

Please refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further description of our critical accounting policies.

NOTE:  Financial information in this Form 10-K with respect to 2009 is based on the business operations of KANA. These operations were sold on December 23, 2009, pursuant to the Asset Sale. From and after the completion of the Asset Sale, the Company’s only material assets have been its cash. Additionally, the Company has no material operating business. To distinguish the historical business, which is no longer conducted by the Company, throughout this report (i) we refer to the Company as KANA with respect to historical business activities conducted prior to December 23, 2009, and (ii) we refer to the Company as SWK or the Company with respect to all other matters. Although our matters may be described in the present or future tense, some of the information and analysis included may not be applicable for periods following the completion of the Asset Sale.

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

Probability of collection is based upon assessment of the customer’s financial condition through review of their current financial statements or publicly-available credit reports. For sales to existing customers, prior payment history was also considered in assessing probability of collection. KANA was required to exercise significant judgment in deciding whether collectability was reasonably assured, and such judgments may have materially affected the timing of revenue recognition and results of operations.

Services revenues include revenues for consulting services, customer support and training, and managed services. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. For consulting services contracts that have a fixed fee, KANA recognized the license and professional consulting services revenues using either the percentage-of-completion method or the completed contract method as prescribed by the guidance. Consulting arrangements do not include significant customization of the software. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Training services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue. Revenues from managed services are recognized ratably over the term of the arrangement, while application fees are recognized ratably over the sum of the term of the arrangement and the term of expected renewals.

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

Restructuring

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

The guidance requires companies to estimate the fair value of employee stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Employee stock-based compensation expense for each of the years ended December 31, 2010 and 2009 was $8,000 and $1.6 million, respectively.

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

Results of Operations

The following table sets forth selected data for the periods presented. Percentages are expressed as a percentage of total revenues; given that 2010 revenues were $0, the table below is for the year ended December 31, 2009.

Revenues:
License fees	13%
Services	87
Total revenues	100%

Costs and expenses:
Cost of license fees	4%
Cost of services	33
Amortization of acquired intangible assets	1
Sales and marketing	20
Research and development	28
General and administrative	19
Restructuring	3
Transaction costs	8
Legal Settlement	2
Total costs and expenses	118%

Comparison of the Years Ended December 31, 2010 and 2009

Revenues

Total revenues were $45.3 million for the year ended December 31, 2009, and consisted of $5.7 million of license revenues and $39.6 million of services revenues.

License revenues include licensing fees only and exclude associated support and consulting revenues. The majority of KANA’s licenses to customers were perpetual and associated revenues are recognized upon delivery, provided that all revenue recognition criteria were met as discussed in “Revenue Recognition” under “Critical Accounting Policies and Estimates” above. Historically, services revenues consisted of support revenues and professional services revenues and fees. Support revenues related to providing customer support, product maintenance and updates to customers. Professional services revenues related to providing consulting, training and implementation services to customers including managed services.

There were no revenue generating operations for the year ended December 31, 2010, as a result of the Asset Sale.

Revenues from international sales were $10.3 million, or 23% of total revenues, in the year ended December 31, 2009. KANA’s international revenues were derived from sales in Europe and Asia Pacific.

Costs and Expenses

Both the cost of revenues and expenses declined materially in 2010 due to the Asset Sale.

Total cost of revenues were $17.0 million for the year ended December 31, 2009.

License Fees. Cost of license fees consists primarily of third party software royalties and costs of product documentation. Cost of license fees as a percentage of license revenue was 29% in 2009.

Services. Cost of services consists primarily of salaries and related expenses for our customer support, consulting, and training services organization, and allocation of facility costs and system costs incurred in providing customer support and managed services. Cost of services was $14.9 million for 2009.

Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets recorded in 2009 was related to $2.5 million of intangible assets recorded in connection with the acquisition of eVergance in June 2007. Amortization totaled $489,000 for the year ended December 31, 2009.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses were $9.2 million for the year ended December 31, 2009, which amount includes stock-based compensation of $420,000.

Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors and enhancement of existing products and quality assurance activities. Research and development expenses were $12.8 million for the year ended December 31, 2009, which amount includes stock-based compensation of $357,000.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources and corporate governance. Information technology and facilities costs are allocated among all operating departments. General and administrative expenses were $1.8 million and $8.7 million for the years ended December 31, 2010 and December 31, 2009, respectively. Stock-based compensation totaled $8,000 and  $541,000 in 2010 and 2009 respectively. As of December 31, 2010, we had three general and administrative employees as compared to 0 employees as of December 31, 2009 after the Asset Sale.

In April 2009, KANA signed a Settlement and Release Agreement with RMJM Group, Inc. (“RMJM”), the sub landlord for one of the properties included in the restructuring accrual that provided for RMJM to draw down a letter of credit held by RMJM as collateral for our sublease from RMJM. The proceeds of the draw down and current cash deposit held by RMJM were applied to all remaining lease payments, and estimated additional operating costs for the remainder of the lease that expired in January 2010. The liability was transferred to Kay Technology as part of the Asset Sale. Kay Technology was responsible for any additional charges over the estimate through the remaining lease term. The funds in excess of the remaining rent and estimated additional operating costs were returned to Kay Technology. The expense related to the Settlement and Release Agreement with RMJM was approximately $167,000.

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

The following table summarizes restructuring activities for the year ended December 31, 2009 (in thousands):

		Severance
		and
	Facilities	Related	Total
Restructuring accrual at December 31, 2008	$1,180	$-	$1,180
Restructuring charge	311	1,030	1,341
Payments made	(1,538)	(910)	(2,448)
Sublease payments received	407	-	407
Liabilities assumed by Kay Technology	(360)	(120)	(480)
Restructuring accrual at December 31, 2009	$-	$-	$-

Interest and Other Income (Expense), Net

Interest and other income (expense) consists primarily of interest expense, adjustments to warrant value and foreign currency translation expense. Interest income consists primarily of interest earned on cash and cash equivalents and was approximately $275,000 and $7,000 for the years ended December 31, 2010 and 2009, respectively. The increase in interest income related to high average cash and cash equivalents balances in 2010 compared to 2009. Interest expense relates primarily to KANA’s line of credit and notes payable and was approximately $978,000 for the year ended December 31, 2009. The interest expense related to borrowings against the line of credit in 2009 and interest on the Agility loan during 2009, including a $350,000 bank fee.  For the year ended December 31, 2009, interest and other income (expense) also includes $644,000 as the cumulative foreign currency expense on liquidation of subsidiaries. In addition, there was $255,000 of income and $177,000 of expense related to adjustment of the fair value of warrants for the years ended December 31, 2010 and 2009, respectively.

Income Tax Expense

We have incurred net operating losses on a consolidated basis for all years from inception through 2010. Accordingly, we have recorded a valuation allowance for the full amount of gross deferred tax assets, as the future realization of the tax benefit is not currently more likely than not. In 2010, the Company recognized income tax benefit of $20,000 related to the lapse of the statute of limitations for a portion of our uncertain tax positions. The net deferred tax asset for the year ended December 31, 2010 was zero, as the valuation allowance and gross deferred tax assets decreased by approximately $6.0 million primarily due to the expiration of certain deferred tax assets.

In 2009, certain of KANA’s foreign subsidiaries were profitable, based upon application of our intercompany transfer pricing agreements, which resulted in the Company reporting income tax expense in those foreign jurisdictions totaling approximately $43,000 for the year ended December 31, 2009. We also recorded an adjustment to release approximately $11,000 of excess income tax reserves for the year ended December 31, 2009, and an adjustment to record refundable research and development credits of approximately $28,000 for the year ended December 31, 2009.

As of December 31, 2010, we had operating loss carryforwards for federal and California income tax purposes of approximately $478 million and $136 million, respectively. The federal net operating loss carryforwards, began expiring in 2011 and, if not offset against future taxable income, will expire by 2031.

Liquidity and Capital Resources

As of December 31, 2010, we had $39.3 million in cash, compared to $38.6 million in cash and cash equivalents as of December 31, 2009. As of December 31, 2010, we had positive working capital of $39.1 million.

History and recent trends. KANA had negative cash flow from operating activities in each year since inception. KANA funded its operations primarily through issuances of common stock and, to a lesser extent, cash acquired in acquisitions. Cash used in operations was $1.3 million and $2.0 million in 2010 and 2009, respectively. The amount of cash used in KANA’s operations was significantly affected by headcount and sales.

On December 23, 2009, the Company completed the Asset Sale. The consideration in the transaction was $40.6 million, of which $38.6 million in cash was paid to the Company at closing and $1.0 million was paid to an escrow to satisfy SWK’s indemnification obligations for certain specified tax-related contingencies. We received approximately $481,000 from this escrow in the fourth quarter of 2010, net of expenses. On March 28, 2011, we agreed with Kay Technology that approximately $167,000 would be paid to us from the remaining escrow account. We expect to collect these funds in the near future.  An additional $1.0 million was paid into the Purchase Price Escrow at closing, which we received in the second quarter of 2010.

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

Future cash flow. Following the Asset Sale, the Company has no operating business and is seeking to complete an acquisition. As stated above, the Company expects to have net losses until we are able to complete an acquisition or interest rates increase. Our ability to generate cash in the future depends upon our success in acquiring material business operations. Until then or until interest rates increase substantially, we expect our revenues to consist entirely of interest upon our cash at current market rates, which are low. Additionally, we expect to incur expenses to carry out our acquisition strategy and fund public company expenses. Therefore, we expect to incur negative cash flow. See “We expect net losses for the foreseeable future due to low interest rates and because we have no operating business.” under Item 1A above.

Operating cash flow. The Company had negative cash flow from operating activities of $1.3 million for the year ended December 31, 2010, which included a net loss of $707,000 and total non-cash income of $777,000, which were partially offset by changes in operating assets and liabilities of $166,000. KANA had negative cash flow from operating activities of $2.0 million for the year ended December 31, 2009, which was the result of $34.9 million of net income, which was primarily due to a $45.1 million gain on the sale of its assets as a result of the Asset Sale, non-cash charges of $1.6 million for stock compensation expense and $1.2 million of depreciation and amortization and $3.0 million of cash flow from changes in operating assets and liabilities.

Investing cash flow. The Company’s investing activities generated $1.9 million of cash, primarily from collection of the Asset Sale escrow. KANA’s investing activities provided $36.4 million of cash for the year ended December 31, 2009, primarily resulting from the Asset Sale.

Financing cash flow. Cash generated from financing activities for the year ended December 31, 2010 was $22,000 from stock option exercises. Our financing activities used $2.6 million of cash for the year ended December 31, 2009, and consisted of net repayments of $1.1 million on notes payable and net repayments of $1.6 million on the credit line.

Contractual obligations. On November 30, 2005, KANA entered into a Business Financing Agreement and Intellectual Property Security Agreement with Bridge Bank N.A. (“Bridge”) under which KANA had access to a loan facility of $7.0 million. On March 28, 2008, KANA entered into a Second Amended and Restated Loan and Security Agreement with Bridge increasing the loan facility to $10.0 million (“March Loan Facility”). The March Loan Facility was a formula-based revolving line of credit that is limited to 80% of eligible receivables subject to a sublimit of $2.5 million that is available for stand-by letters of credit, foreign exchange contracts or cash management products. Existing equipment advances under our line of credit were converted into a term loan as of March 26, 2008 in the amount of $1.6 million which was payable in 33 monthly installments of principal plus interest. An additional $500,000 borrowed under the additional equipment financing provision was converted into a 36-month term loan on September 30, 2008. The total combined borrowing under the March Loan Facility and sublimits was limited to $10.0 million. The March Loan Facility was secured by all of our assets. Interest for the formula-based revolving line of credit, the existing equipment advances and the additional equipment financing accrues at the Wall Street Journal’s (“WSJ”) Prime Lending Rate plus 1.25%. The March Loan Facility had certain restrictive covenants, including, but not limited to, certain financial covenants such as maintaining profitability net of stock-based compensation and maintenance of certain key ratios. On March 17, 2009, KANA entered into a Loan and Security Modification Agreement with Bridge that provided a one-time waiver for non-compliance with certain financial covenants for the quarter ended December 31, 2008, and increased the interest rate to the WSJ Prime Lending Rate (with a floor of 4%) plus 2.5% until compliance with financial covenants could be shown.

On May 26, 2009, KANA entered into another Loan and Security Modification Agreement (“May Amendment”) with Bridge that provided a one-time waiver for non-compliance with certain financial covenants for the quarter ended March 31, 2009 and the month ended April 30, 2009. The May Amendment also set the total loan facility amount to $6.0 million and extended the maturity date to June 30, 2010. As a requirement of the May Amendment, availability under the existing revolving line of credit was used to prepay all amounts outstanding under the existing term loans for equipment. Additionally, modifications were made to the existing restrictive covenants, and certain covenants were added related to raising additional capital.

On July 30, 2009, KANA entered into a Loan and Security Modification Agreement to the March Loan Facility (“July Amendment”) that modified the March Loan Facility to provide for subordinated indebtedness of $1.0 million from Agility Capital, LLC (“Agility”).

In connection with the Asset Sale, Kay Technology fully paid all outstanding amounts payable to Bridge. As of December 31, 2009, we had terminated all agreements with Bridge and closed the line of credit.

Off-Balance-Sheet Arrangements. As of December 31, 2009 and 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Employee Equity Incentive Plans. See Note 1 and Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for information regarding employee equity incentive plans and stock-based compensation for the years ended December 31, 2010 and 2009. Information regarding equity incentive plans should be read in conjunction with the information appearing under the heading “Executive Compensation and Related Information” and “Equity Compensation Plan Information” in Item 11 hereof.

Outlook. As of December 31, 2010, we had no operating business, and we anticipate we will not generate any income other than interest income until we consummate a business combination or develop other sources of income. See “We expect net losses for the foreseeable future due to low interest rates and because we have no operating business.” under Item 1A above. We estimate our capital resources are adequate to fund our limited operating activities for twelve months from the balance sheet date.

Item 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SWK HOLDINGS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SWK Holdings Corporation:

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWK Holdings Corporation and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in December 2009 the Company sold substantially all of its assets to Kay Technology Corp, Inc. As a result of this transaction, the Company has no ongoing business operations. Management’s plans as to these matters are also described in Note 1.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 29, 2011

SWK HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$39,259	$38,608
Prepaid expenses and other current assets	63	1,471
Total current assets	39,322	40,079
Property and equipment, net	6	-
Total assets	$39,328	$40,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$201	$-
Warrant liability	30	285
Total current liabilities	231	285
Other long-term liabilities	89	109
Total liabilities	320	394

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,647,394 and 41,215,661 shares issued and outstanding at December 31, 2010 and 2009, respectively	42	41
Additional paid-in capital	4,320,534	4,320,505
Accumulated deficit	(4,281,568)	(4,280,861)
Total stockholders’ equity	39,008	39,685
Total liabilities and stockholders’ equity	$39,328	$40,079

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009

Revenues:
License fees	$-	$5,681
Services	-	39,577
Total revenues	-	45,258

Costs and expenses:
Cost of license fees	-	1,642
Cost of services	-	14,899
Amortization of acquired intangible assets	-	489
Sales and marketing	-	9,190
Research and development	-	12,846
General and administrative	1,759	8,701
Restructuring costs, net of recoveries	-	1,341
Transaction costs	-	3,566
Legal Settlement	-	1,000
Total costs and expenses	1,759	53,674
Loss from operations	(1,759)	(8,416)
Interest and other income (expense), net	530	(1,768)
Gain on sale of assets	502	45,080
Income (loss) before income taxes	(727)	34,896
Income tax benefit (expense)	20	(3)
Net income (loss)	$(707)	$34,893
Basic and diluted net income (loss) per share	$(0.02)	$0.85
Shares used in computing basic net income (loss) per share	41,235	41,215
Shares used in computing diluted net income (loss) per share	41,235	41,237

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2008	41,213,411	$41	$4,320,743	$(684)	$(4,317,510)	$2,590
Issuance of common stock in connection with employee stock plans	2,250	-	-	-	-	-
Employee stock-based compensation	-	-	1,626	-	-	1,626
Cumulative effect of reclassification of warrants	-	-	(1,864)	-	1,756	(108)
Portion of cumulative translation adjustment - included in Asset Sale	-	-	-	200	-	200
Comprehensive income:
Foreign currency translation adjustment	-	-	-	484	-	484
Net income	-	-	-	-	34,893	34,893
Total comprehensive income	-	-	-	-	-	35,377
Balances at December 31, 2009	41,215,661	$41	$4,320,505	$-	$(4,280,861)	$39,685
Issuance of common stock in connection with employee stock plans	431,733	1	21	-	-	22
Stock-based compensation	-	-	8	-	-	8
Total comprehensive and net loss	-	-	-	-	(707)	(707)
Balances at December 31, 2010	41,647,394	$42	$4,320,534	$-	$(4,281,568)	$39,008

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(707)	$34,893
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-	1,203
Gain on sale of assets	(502)	(45,080)
Amortization of acquired intangible assets	-	489
Stock-based compensation	8	1,626
Provision for doubtful accounts	-	34
Restructuring costs	-	542
Cumulative foreign currency expense on liquidation of subsidiaries	-	644
Other non-cash expense (gain)	(20)	393
Change in fair value of warrant liability	(255)	177
Changes in operating assets and liabilities:
Accounts receivable	-	2,417
Prepaid expenses and other assets	(35)	896
Accounts payable and accrued liabilities	201	1,835
Accrued restructuring	-	(1,242)
Deferred revenue	-	(871)
Net cash used in operating activities	(1,310)	(2,044)

Cash flows from investing activities:
Proceeds from Asset Sale, net	1,945	36,378
Purchases of property and equipment	(6)	(351)
Restricted cash	-	330
Net cash provided by investing activities	1,939	36,357

Cash flows from financing activities:
Proceeds from issuance of common stock	22	-
Net repayments under line of credit	-	(1,587)
Borrowings on notes payable	-	1,339
Repayments on notes payable	-	(2,395)
Net cash provided by (used in) financing activities	22	(2,643)

Effect of exchange rate changes on cash and cash equivalents	-	(50)
Net increase in cash and cash equivalents	651	31,620
Cash and cash equivalents at beginning of period	38,608	6,988
Cash and cash equivalents at end of period	$39,259	$38,608

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$978
Cash paid during the year for income taxes	$-	$96

Noncash activities:
Consideration receivable on asset sale	$-	$1,443
Impact of reclassification of warrants	$-	$108

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (“the Company,” “SWK,” “we,” “us,” and “our”) were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. Prior to December 23, 2009, the Company developed, marketed and supported customer communications software products. The Company sold its products primarily in North America, Europe and Asia, through its direct sales force and third party integrators. Since the completion of the Asset Sale (see Basis of Presentation and Note 2), we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition candidates. Our goal is to redeploy our existing assets to acquire, or invest in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss (“NOL”) carryforwards. We are using a value-focused strategy and are focusing our acquisition search on U.S.-based businesses. As of the date hereof, we are in the process of indentifying candidates for acquisition or other investment. We are unable to assure that we will find suitable candidates or that we will be able to utilize our existing NOL carryforwards.

Basis of Presentation

From and after December 23, 2009, the Company’s only material assets have been its cash and, as of December 31, 2009, a non-trade receivable of cash consideration from the Asset Sale held in escrow. As of December 31, 2009, the Company had no material operating business.  Although our notes are given in the present tense and, in some cases, the future tense, some of the information and analysis included in the following notes may not be applicable for 2010. To distinguish the Company’s historical business, which was sold in the Asset Sale, throughout this report, (i) we refer to the Company as KANA with respect to historical business activities conducted prior to December 23, 2009, and (ii) we refer to the Company as SWK or the Company with respect to all other matters.

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

The consideration in the transaction was $40.6 million, of which $38.6 million in cash was paid to the Company at closing and $1.0 million was paid into escrow to satisfy the Company’s indemnification obligations for certain specified contingencies. An additional $1.0 million was paid into the Purchase Price Escrow, which amount was recorded in prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2009. We received the full amount of the Purchase Price Escrow in the second quarter of 2010. During 2010, we  received an additional $502,000 from escrow that was not recognized at the closing date in accordance with generally accepted accounting principles, but recognized in Gain on Sale of Assets on the consolidated statement of operations in 2010.

The Asset Purchase Agreement provided for a reduction in the purchase price if certain customer and vendor consents were not received prior to the closing, but allowed the Company to recoup such reduction with respect to any consent received within 30 days of the closing. On February 22, 2010, Kay Technology paid to the Company approximately $382,000 for customer and vendor consents received after the closing of the Asset Sale. This amount was recorded in prepaid expenses and other current assets in the balance sheet as of December 31, 2009.

As of December 31, 2010, the Company had no material operating business and our only material balance sheet asset was our cash.

Since the completion of the Asset Sale, we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition candidates. Our goal is to redeploy our existing assets to acquire, or invest in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our NOL carryforwards. We are using a value-focused strategy and are focusing our acquisition search on U.S.-based businesses. We continue to identify and review candidates for acquisition or other investment. We are unable to assure that we will find suitable candidates or that we will be able to utilize our existing NOL carryforwards.

Principles of Consolidation

The consolidated financial statements include the accounts of SWK and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. As part of the Asset Sale on December 23, 2009, all subsidiaries were transferred to Kay Technology.

Reclassification

Certain items previously reported in prior years’ consolidated financial statements have been reclassified to conform with the current year presentation. Such classifications had no effect on previously reported total assets, stockholder’s equity, or net income (loss).

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2010 or 2009, as all of our cash was held in checking or savings accounts.

Fair Value of Financial Instruments

The carrying values of the Company’s current and historical financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their relatively short maturities or payment terms.

Certain Risks and Concentrations

Financial instruments subjecting the Company to concentrations of credit risk have consisted primarily of cash and cash equivalents. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. Deposits in these institutions are substantially in excess of the federally insured amounts.

The Company’s customers are primarily concentrated in the United States and Europe. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition and generally requires no collateral to support its accounts receivable. The Company historically established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information, and to date, such losses have been within management’s expectations. As of December 31, 2010 and 2009, the Company had no trade receivables.

During the years ended December 31, 2010 and 2009, no customer represented more than 10% of total revenues.

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

Employee stock-based compensation expense recognized in the consolidated statements of operations was $8,000 and $1.6 million for the years ended December 31, 2010 and 2009, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting or service period on a straight-line basis.

Stock-based option compensation is based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Since stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

For restricted stock, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable service period. When vesting of awards is based wholly or in part upon the future performance of the stock price, such terms result in adjustments to the grant date fair value of the award and the derivation of a service period. If service is provided over the derived service period, the adjusted fair value of the awards will be recognized as compensation expense, regardless of whether or not the awards vest.

See Note 7, “Stockholders’ Equity” for additional information on stock-based compensation.

Foreign Currency

Generally, the functional currency of KANA’s international subsidiaries was the local currency. The financial statements of these subsidiaries have been converted to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenues, costs and expenses. Translation gains and losses have been recorded in accumulated other comprehensive loss as a component of stockholders’ equity.

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

In the Asset Sale completed on December 23, 2009, the Company sold its foreign operations and foreign currency has not affected its business from and after such date.

Research and Development Costs

KANA’s research and development expenses consisted primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. The Company has expensed research and development costs as they are incurred.  No research and development costs were incurred from and after December 23, 2009.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method. Outstanding warrants, restricted shares and stock options of approximately 2,544,000 and 8,048,000 at December 31, 2010 and 2009, respectively, have been excluded from the calculation of diluted net income (loss) per share as these securities were anti-dilutive for the periods presented. Basic and diluted net income (loss) per share for the years ended December 31, 2010 and 2009 is as follows (in thousands, except for per share data):

	Years Ended December 31,
	2010	2009

Net income (loss)	$(707)	$34,893

Computation of common shares outstanding - basic earnings (loss) per share:

Weighted average common stock	41,235	41,215
Basic earnings (loss) per share	$(0.02)	$0.85

Computation of common shares outstanding - diluted earnings (loss) per share:

Weighted average common stock	41,235	41,215
Dilutive options using the treasury stock method	-	22
Shares used in computing diluted earnings (loss) per share	41,235	41,237
Diluted earnings (loss) per share	$(0.02)	$0.85

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB guidance, which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. The components of other comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying consolidated statements of stockholders’ equity. During the year ended December 31, 2010, net loss equaled comprehensive loss.

Recent Accounting Pronouncements

On January 21, 2010, the FASB issued an Accounting Standards Update (“ASU”) on improving disclosures about fair value measurements, which amends the FASB Accounting Standards Codification on Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We are required to comply with the requirements of this ASU commencing the first day of our 2010 fiscal year. This ASU does not have an impact to our financial statements except to require us to provide increased disclosure.

In October 2009, the FASB issued guidance for certain revenue arrangements that include software elements, to provide guidance for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality are excluded from existing software revenue recognition guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the appropriate timing for the adoption of this guidance and its potential impact on the Company’s financial statements.

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

The consideration in the transaction was $40.6 million, of which $38.6 million was paid in cash to the Company at closing, $1.0 million was paid into escrow to satisfy the Company’s indemnification obligations for certain specified contingencies and an additional $1.0 million was paid into the Purchase Price Escrow.

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

The Company recognized $1.0 million in contingent consideration as of December 31, 2009 as a non-trade receivable in the consolidated balance sheet. This contingent consideration was paid into the Purchase Price Escrow at closing to satisfy our obligations under any potential downward “true-up” adjustment to the purchase price post-closing. This amount was received in the second quarter of 2010.

Additional consideration of $1.0 million also held in escrow for certain tax-related contingencies was not booked as a receivable as of December 31, 2009, given some uncertainty in the collectability of this escrow (see Note 6).  We received approximately $481,000 from this escrow in the fourth quarter of 2010, which amount was net of allowable expenses incurred by Kay Technology to resolve the matter. On March 28, 2011, we agreed with Kay Technology that approximately $167,000 would be paid to us from the remaining escrow account, which is net of allowable expenses incurred by Kay Technology in resolving the matter. We expect to collect these funds in the near future, and once these funds are collected, there will be no other funds in escrow.

The gain on sale of the Company's assets, as included in the consolidated statement of operations, is based on the carrying value of the assets sold and liabilities assumed immediately prior to the closing of the transaction. The gain was determined as follows (in thousands):

		Year Ended December 31,
		2010	2009
Total funds paid and receivable		$-	$40,048
Less:	Carrying value of assets sold	-	(10,353)
	Goodwill and intangibles written off in connection with asset sale	-	(13,652)
Plus:	Carrying value of liabilities assumed		29,237
	Net collection of escrow amounts	481
	Other Asset Sale collections	21
Less:	Accumulated foreign currency translation adjustment included in determination of gain	-	(200)
		$502	$45,080

Note 3.  Financial Statement Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2010	2009

Purchase consideration receivable (Note 2)	$-	$1,443
Other prepaid expenses and receivables	63	28
	$63	$1,471

Accounts payable and accrued liabilities as of December 31, 2010 consisted of the following (in thousands):

Accrued payroll and related expenses	$23
Other accrued liabilities	178
$201

Interest and other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009
Interest income	$275	$7
Interest expense	-	(978)
Cumulative foreign currency expense on liquidation of subsidiaries	-	(644)
Change in fair value of warrant liability	255	(177)
Other		24
	$530	$(1,768)

Note 4. Goodwill and Intangible Assets

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, which is five years. The Company reported amortization expense on purchased intangible assets of $489,000 for the year ended December 31, 2009. The Company wrote off all intangibles as part of the Asset Sale on December 23, 2009.

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

All outstanding amounts payable to Bridge were paid by Kay Technology at the closing of  the Asset Sale. As of December 31, 2009, the Company had terminated all agreements with Bridge and closed the line of credit. There were no line of credit agreements entered into during the year ended December 31, 2010.

(b) Notes Payable

As of December 31, 2010 and 2009, there were no outstanding notes payable.

Note 6. Commitments and Contingencies

(a) Lease Obligations

All lease obligations of the Company immediately prior to the closing of the Asset Sale were assumed by Kay Technology in the Asset Sale.

Our corporate headquarters are located in Provo, Utah, where we sublease approximately 2,300 square feet on a month-to-month basis under an agreement with Nightwatch Capital Advisors, LLC, a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer. Our rent under this sublease is approximately $4,100 per month.

Rent expense for properties in use, net of sublease payments, was approximately $49,000 and $1.4 million for the years ended December 31, 2010 and 2009, respectively.

(b) Other Contractual Obligations

As of December 31, 2010 and 2009, the Company had no material future contractual obligations.

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

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering.  The plaintiff alleges that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial.  On February 28, 2008, Ms. Simmonds filed an amended complaint.  The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company.  This lawsuit is one of more than fifty similar actions filed in the same court.  On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint.  Accordingly, the Company did not join the motion to dismiss filed by certain issuers.  On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss.  On on May 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals.  On December 2, 2010, the Ninth Circuit affirmed dismissal of the lawsuits against the 30 issuer defendants on the grounds of inadequate demand, but ordered the district court to dismiss these lawsuits with prejudice.  The Ninth Circuit reversed dismissal on statute of limitations grounds, but remanded all of the remaining cases to the district court with instructions to allow the underwriter defendants and/or the remaining issuer defendants to file motions to dismiss for inadequate demand.  On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011.  On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those  parties’ respective petitions for writ of certiorari to the United States Supreme Court.

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

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2010 and 2009.

(e)  Escrow

At the closing of the Asset Sale, Kay Technology paid approximately $1.0 million of consideration into escrow to satisfy the Company’s indemnification obligations under the Asset Purchase Agreement with respect to certain tax matters; (i) $500,000 to satisfy our indemnification obligations with respect to KANA’s Japanese subsidiary, (ii) $100,000 to satisfy our indemnification obligations with respect to KANA’s Canadian subsidiary and (iii) $360,000 to satisfy our indemnification obligations with respect to KANA’s Netherlands subsidiary. These contingent amounts were not recognized on the balance sheet as of December 31, 2009. We received approximately $481,000 from this escrow in the fourth quarter of 2010 relating to the Japanese and Canadian indemnifications. On March 28, 2011, we agreed with Kay Technology that approximately $167,000 would be paid to us from the remaining escrow account, which is net of allowable expenses incurred by Kay Technology in resolving the matter. We expect to collect these funds in the near future, and once these funds are collected, there will be no other funds in escrow.

The Company recognized $1.0 million in contingent consideration as of December 31, 2009 as a non-trade receivable in the consolidated balance sheet, relating to the Purchase Price Escrow. This amount was received in the second quarter of 2010.

(f) Warranties

KANA generally provided a warranty for its software products and services to its customers. KANA’s products were generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. KANA’s services were generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. Upon a failure of such warranties, KANA was generally obligated to correct the product or service to conform to the warranty provision or, if unable to do so, the customer was entitled to seek a refund of the purchase price of the product or service. Such warranties have been accounted for in accordance with FASB guidance. The Company did not provide for a warranty accrual as of December 31, 2009 because KANA’s product warranty expense was not significant. All potential warranty liabilities were assumed by Kay Technology in the Asset Sale.

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

As of December 31, 2010, the Company had the following warrants outstanding and exercisable:

	Number of warrants	Warrant exercise price
June 2005 warrants expiring in September 2012	815,769	$2.45
September 2005 warrants expiring in September 2012	945,687	$1.97
October 2005 warrants expiring in October 2012	153,130	$1.97
	1,914,586

(b) Stock Compensation Plans

As part of the Asset Sale, the Company accelerated the vesting of all employee stock options. Any vested but unexercised employee stock options as of March 31, 2010 were cancelled on such date. In addition, Kay Technology withheld from the proceeds of the Asset Sale the amount representing the in-the-money option value of all employee options based on the purchase price per share. Kay Technology paid these amounts with respect to each such former KANA employee either (i) as a bonus to each such KANA employee holding such options promptly following the Company’s notification to Purchaser of the expiration or termination of such options in accordance with their terms and the option plans under which the options were granted, or (ii) in the event a former KANA employee elected to exercise such options following the closing but prior to their expiration or termination, to the Company following such time the Company notified Kay Technology of any such exercise (in which case, no such bonus was payable to such employee).

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. Options were granted at an exercise price equivalent to the closing fair market value on the date of grant. All options were granted at the discretion of the Company’s Board of Directors and have a term not greater than 10 years from the date of grant. Options were immediately exercisable when vested and generally vest monthly over four years. On December 23, 2009, in connection with the Asset Sale, all stock options, except those held by non-employee Directors, were accelerated to be fully vested and exercisable. The effect of this modification was recognized as part of the stock-based compensation expense during the year ended December 31, 2009. As a result of the termination of all employees on December 31, 2009, the stock options held by employees were cancelled on March 31, 2010, unless exercised prior to the cancellation date.

The Company’s Board of Directors approved the 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) in the fourth quarter of 2010. The 2010 Plan provides for options, restricted stock, and other customary forms of equity to be granted to the Company’s directors, officers, employees, and independent contractors. All forms of equity incentive compensation are granted at the discretion of the Company’s Board of Directors and have a term not greater than 10 years from the date of grant.

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2008	8,026,161	$4.96		$4,894
Options cancelled and retired	(2,566,863)	7.02
Options exercised	(2,250)	0.20
Options granted	946,000	0.70
Balances, December 31, 2009	6,403,048	3.50	0.7	$163,210
Options cancelled and retired	(6,142,315)	3.55
Options exercised	(31,733)	0.71
Options granted	-	-
Balances, December 31, 2010	229,000	$2.52	5.2	$4,000

Options vested and exerciseable and expected to be
vested and exerciseable at December 31, 2010	229,000	$2.52	5.2	$4,000
Options vested and exerciseable at December 31, 2010	229,000	$2.52	5.2	$4,000

On December 31, 2010, there were 4.1 million shares reserved for equity awards under the 2010 Stock Incentive Plan. At December 31, 2010, the Company had no unrecognized stock option compensation expense. At December 31, 2010, the Company had $155,000 of total unrecognized restricted stock compensation expense, net of estimated forfeitures, that will be recognized over the weighted average remaining period of 2.2 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2010:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding, Vested and Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share
$0.70	20,000	8.5	$0.70
$1.24	30,000	5.2	1.24
$1.70	4,000	0.6	1.70
$2.65	15,000	4.8	2.65
$2.67	30,000	4.6	2.67
$2.95	100,000	5.2	2.95
$3.50	30,000	4.3	3.50
Total	229,000	5.2	$2.52

There were no options granted in 2010. Employee stock-based compensation recognized in 2009 uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average assumptions that were used to calculate the grant date fair value of the Company’s employee stock option grants for the year ended December 31, 2009 were as follows:

Risk-free interest rate	1.86%
Expected volatility	60%
Expected life (in years)	4
Dividend yield	0%

Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve.

The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion.

The expected forfeiture rate of employee stock options for 2010 and 2009 was calculated using the Company’s historical and estimated terminations data.

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

The weighted-average fair value of options granted in 2009 was $0.33 per share.

No options were granted with an exercise price below the fair market value during fiscal years 2010 and 2009.

On November 8, 2010, the Company granted of shares of restricted common stock to its non-employee directors. Michael Weinberg, the Chairman of the Board, was granted 200,000 shares, and William Clifford and Michael Margolis were each granted 100,000 shares. Shares are forfeited if not earned within five years from the date of the grant, and vest when the Company’s average closing stock price exceeds certain levels for sixty consecutive calendar days. 50% of each award vests at a stock price (as defined above) of $1.80, 25% vests at $2.25, and 25% vests at $2.70. All 400,000 shares are included in the Company’s shares outstanding as of December 31, 2010, but are not included in the computation of basic EPS as the shares are not yet earned by the recipients.

For restricted stock granted in 2010 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period per ASC 718 using the graded amortization method. The fair value and derived service period was calculated using a lattice model and included adjustments to the fair value of the Company’s common stock resulting from the vesting conditions being based on the underlying stock price. The weighted average fair value of these awards was $0.47 per share.

Note 8. Warrant Liability

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB eliminating an exemption to derivative treatment for certain financial instruments. As a result of adopting this guidance, warrants to purchase 1,914,586 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45 and expire in September or October 2012. Effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants from equity to a liability, as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, the Company reclassified the effects of prior accounting for the warrants in the amount of $1.8 million from additional paid-in capital to accumulated deficit, and $108,000 from additional paid-in capital to warrant liability. The fair value increased to $285,000 as of December 31, 2009, primarily due to a 24-month extension of the expiration date. Accordingly, the Company recorded a $177,000 loss from the change in fair value for the year ended December 31, 2009, and a gain of $255,000 for the year ended December 31, 2010, primarily due to a decrease in volatility and the outstanding term, which are included in interest and other income (expense), net, on the consolidated statement of operations. The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of January 1, 2009 and December 31, 2009 and 2010 were as follows:

	Expiration Date
	September 2010	October 2010
Assumptions as of January 1, 2009:
Risk-free interest rate	2.3%	2.3%
Expected volatility	68%	66%
Expected life (in years)	1.7	1.8
Dividend yield	0%	0%

	Expiration Date
	September 2012	October 2012
Assumptions as of December 31, 2009:
Risk-free interest rate	1.9%	1.9%
Expected volatility	62%	62%
Expected life (in years)	2.7	2.8
Dividend yield	0%	0%

	Expiration Date
	September 2012	October 2012
Assumptions as of December 31, 2010:
Risk-free interest rate	0.6%	0.6%
Expected volatility	39%	43%
Expected life (in years)	1.7	1.8
Dividend yield	0%	0%

Note 9. Restructuring Costs

In April 2009, KANA signed a Settlement and Release Agreement with RMJM Group, Inc. (“RMJM”), the sub landlord for one of the properties included in KANA’s existing restructuring accrual that provided for RMJM to draw down a letter of credit held by RMJM as collateral for KANA’s sublease from RMJM. The proceeds of the draw down and current cash deposit held by RMJM will be applied to all remaining lease payments and estimated additional operating costs for the remainder of the lease that expires in January 2010. The lease was assumed by Kay Technology in the Asset Sale. The funds in excess of the remaining rent and estimated additional operating costs were returned to the Kay Technology.

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

Sublease payments received were approximately $407,000 in the year ended December 31, 2009.

All liabilities under the Company’s leases and all liabilities related to workforce reductions existing immediately prior to the Asset Sale were assumed by Kay Technology in the Asset Sale.

A summary of restructuring expenses, payments, and liabilities for the year ended December 31, 2009 is as follows (in thousands):

		Severance
		and
	Facilities	Related	Total
Restructuring accrual at December 31, 2008	$1,180	$-	$1,180
Restructuring charge	311	1,030	1,341
Payments made	(1,538)	(910)	(2,448)
Sublease payments received	407	-	407
Liabilities assumed by Kay Technology	(360)	(120)	(480)
Restructuring accrual at December 31, 2009	$-	$-	$-

Note 10. Retirement Plan

The Company had a 401(k) retirement plan which was assumed by Kay Technology in the Asset Sale. The plan covered substantially all employees. Eligible employees made salary deferral (before tax) contributions up to a specified amount. The Company, at its discretion, made additional matching contributions on behalf of the participants of the retirement plan. The Company made no contributions for the year ended December 31, 2009. This plan was terminated at the closing of the Asset Sale.

The Company also had a 401(k) retirement plan which was assumed in an acquisition in 2007. Under this plan, the Company could have voluntarily matched employee contributions at 100% up to 4% of eligible salary. The Company made no contributions for the year ended December 31, 2009. This plan was terminated at the closing of the Asset Sale.

Note 11.  Income Taxes

The components of income (loss) before income tax benefit (expense) are as follows (in thousands):

	December 31,
	2010	2009
U.S.	$(727)	$23,611
Foreign	-	11,285
	$(727)	$34,896

The components of the provision for income tax benefit (expense) are as follows (in thousands):

	December 31,
	2010	2009
Federal tax benefit (expense) at statutory rate	208	$(11,865)
Change in valuation allowance	5,977	26,188
Other	33	1,634
Research and development tax credits	-	850
Stock based compensation	-	(348)
Non-deductible warrant benefit (expense)	95	(70)
Foreign tax differential	-	1,331
Foreign taxes	-	(43)
State income taxes rate differential	20	(1,702)
Net change in uncertain tax positions	20	11
Refundable research and development credit	-	28
Tax losses on subsidiary liquidations	-	11,122
Write-off of deferred tax assets	(6,333)	(27,139)

Total tax benefit (expense)	$20	$(3)

In 2009, certain foreign subsidiaries were profitable, based upon application of the Company's intercompany pricing agreements, which resulted in income tax expense totaling approximately $43,000 in those foreign jurisdictions.

In 2010, the Company recognized income tax benefit of $20,000 related to the lapse in the statue of limitations for part of our liability for uncertain tax positions.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2010	2009
Deferred Tax Assets
Credit carryforward	$6,148	$6,148
Other	605	666
Net operating loss	170,271	176,188
Gross deferred tax assets	177,024	183,001
Valuation allowance	(177,024)	(183,001)
Net Deferred Tax Assets	$-	$-

The net change in the valuation allowance for the year ended December 31, 2010 was a net decrease of approximately $6.0 million mostly due to the expiration of deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2009 was a net decrease of approximately $26.2 million due to the write off of deferred tax assets. Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

A portion of deferred tax assets relating to NOLs pertains to NOL carryforwards resulting from tax deductions upon the exercise of employee stock options of approximately $6.3 million. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax expense.

As of December 31, 2010 the Company had net operating loss carryforwards for federal and state income tax purposes of $478 million and $136 million, respectively. The federal and state net operating loss carryforwards, if not offset against future taxable income, will expire by 2031. Our federal NOL carryforwards begin expiring this year, with the majority of such NOLs expiring by 2022.

The Company also had federal and state research carryforwards of approximately $2.7 million and $5.2 million respectively. The federal credits will expire by 2030 and the state credits have no expiration.

Pursuant to the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The portion of the net operating loss and tax credit carryforwards subject to potential expiration or IRC Section 382 limitation has not been included in deferred tax assets.

The Company adopted authoritative guidance on accounting for uncertainty in income taxes on January 1, 2007. In accordance with these provisions, the Company records liabilities, where appropriate, for all uncertain income tax positions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The adoption of these provisions did not have an impact on the Company's consolidated financial condition, results of operations or cash flows. At December 31, 2010, the Company had $89,000 in unrecognized tax benefits.

For years ended December 31, 2010 and 2009 the Company accrued approximately $3,000 and $13,000 of interest related to unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (rounded):

	Year ended December 31,
	2010	2009
Beginning balance	$109,000	$120,000
Additions for tax positions related to the current year	3,000	13,000
Additions for tax positions related to prior years	-	-
Reductions for tax positions of prior years	-	(24,000)
Settlements	-	-
Lapse in statute of limitations	(23,000)	-
Ending balance	$89,000	$109,000

The Company is subject to taxation in the United States and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1995 through December 31, 2010 due to carryforward of unutilized net operating losses and research development credits. The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2010.

Note 12. Information About Geographic Areas

KANA considered itself to be in a single industry segment: specifically the licensing and support of its software applications. Revenue classification is based upon customer location. Geographic information on revenues for the year ended December 31, 2009 is as follows (in thousands):

2009

North America	$35,002
Europe	9,298
Asia Pacific	958
Total	$45,258

The Company had no long-lived assets as of December 31, 2009 as all such assets were sold in the Asset Sale. All of the Company’s long-lived assets (Property and Equipment, net) are located in the United States as of December 31, 2010.

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

Level 3—instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3

Liabilities:
Warrant liability (see Note 8)	$30	$-	$-	$30

The warrant liability decreased by $255,000 during the year ended December 31, 2010 to $30,000 primarily due to lower volatility and a shorter term. The fair value was calculated using the Black-Scholes option pricing model.

The change in the value of the warrant liability during the year ended December 31, 2010 was as follows (in thousands):

December 31,
2010

Fair value - beginning of period	$285
Change in fair value	(255)
Fair value - end of period	$30

The valuation of the warrants is discussed in Note 8.

Note 14. Subsequent Event

On March 28, 2011, we agreed with Kay Technology that approximately $167,000 would be paid to us from the remaining escrow account, which is net of allowable expenses incurred by Kay Technology in resolving the matter. We expect to collect these funds in the near future, and once these funds are collected, there will be no other funds in escrow.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Interim Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2010, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2010 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors (the “Board”) is divided into three classes and currently has 4 directors.  Directors are elected for a full term of three years with the term expiring at the annual meeting of stockholders held in the third year following the year of their election.

Directors

		Committee		Director
Name	Age	Memberships	Principal Occupation	Since
Class I Director
Michael D. Weinberg	46	Governance, Compensation	Employee of Carlson Capital, L.P.	2009
Class II Director
William T. Clifford	64	Compensation, Audit	Chief Executive Officer of Spencer Trask & Co.	2005
Class III Directors
Michael A. Margolis	44	Audit, Governance	Managing Member of Maric Capital, LLC	2010
John F. Nemelka	45		Interim Chief Executive Officer of the Company	2005

William T.  Clifford.  Class II Director (Term to expire in 2013). Mr. Clifford, age 64, has served on the Board since December 2005.  Since March 2008, Mr. Clifford has been the Chief Executive Officer of Spencer Trask & Co., a leading private equity and venture capital firm.  From August 2005 until March 2008, Mr. Clifford served as Chairman of the Board of Directors and Chief Executive Officer of Aperture Technologies, Inc., a data center management software solutions company.  He served on the Board of Directors of Aperture Technologies, Inc. from 2003 until his appointment as Chairman of the Board of Directors and Chief Executive Officer in August 2005.  From 2001 to 2003, Mr. Clifford served as a General Partner of The Fields Group, a venture capital and management consulting firm.  From 1993 to 1999, Mr. Clifford held various executive positions at the Gartner Group, Inc., an information technology research and market company, including President and Chief Executive Officer.  Prior to these positions, Mr. Clifford was President of the Central and National Account divisions and Corporate Vice President, Information Systems Development at Automatic Data Processing, Inc., a transaction processing and data communication services company.  Mr. Clifford holds a B.A. degree in Economics from the University of Connecticut.  Mr. Clifford also serves on the Board of Directors of GridApp Systems, Inc., a provider of database automation solutions and Eggs Overnight, a provider of shipping solutions.  Mr. Clifford is a Class II Director whose current term expires in 2013.  The Board believes that Mr. Clifford’s experience as the Chief Executive Officer of the Gartner Group and Spencer Trask & Co. will be valuable to the Company as it explores investment opportunities, and that his management experience will be valuable if the Company is successful in acquiring one or more businesses.

Michael A. Margolis.  Class III Director (Term to expire in 2011). Mr. Margolis, age 44, is the founder and member of Maric LS, LLC, an investment management firm which commenced active operations in 2005 and the founder and member of Maric LLC, an investment management firm which commenced active operations in 2004 (collectively, “Maric”).  Maric is focused on out-of-favor, complex or overlooked value-oriented investment opportunities.  From 2002 to 2005, Mr. Margolis was a Director of Sage Capital Growth, Inc., an investment manager focused on public and private equity investment opportunities worldwide. From 1998 to 2002, Mr. Margolis was a co-founder and Partner of Arcadia Partners, L.P., a private equity fund focused on the education and training sectors.  From 1993 to 1998, Mr. Margolis was employed by Bear, Stearns & Co. Inc., as an associate and subsequently as a Vice President in investment banking in the Media and Entertainment Group in New York.  From 1989 to 1991, Mr. Margolis was employed by Kidder, Peabody & Co. Incorporated as a financial analyst in the Mergers and Acquisitions Group in New York.  Mr. Margolis received an M.B.A. degree from Harvard Business School in 1993 and a B.A. degree in philosophy from University of Michigan in 1989.  The Board believes that Mr. Margolis’ experience in managing and making investments, including value-oriented investments, will be valuable to the Company as it explores investment opportunities.

John F. Nemelka. Class III Director (Term to expire in 2011). Mr. Nemelka, age 45, joined the Board in October 2005.  Since January 4, 2010, Mr. Nemelka has been serving as our Interim Chief Executive Officer.  Mr. Nemelka founded NightWatch Capital Group, LLC, an investment management business, and has served as its Managing Principal since its formation in July 2001.  From 1997 to 2000, Mr. Nemelka was a Principal at Graham Partners, a private equity investment firm and affiliate of the privately-held Graham Group.  From 2000 to 2001, Mr. Nemelka was a Consultant to the Graham Group.  Mr. Nemelka holds a B.S. degree in Business Administration from Brigham Young University and an M.B.A. degree from the Wharton School at the University of Pennsylvania.  Mr. Nemelka also serves on the Board of Directors of a public medical technology company, SANUWAVE Health, Inc.  Mr. Nemelka has substantial experience in investing and sourcing and executing acquisitions, which the Board believes is essential to enable the Company to carry out its acquisition strategy.  Mr. Nemelka is a Class III Director whose current term expires at the 2011 annual meeting of stockholders.

Michael D.  Weinberg.   Class I Director (Term to expire in 2012). Mr. Weinberg, age 46, was elected to the Board on December 23, 2009 and was recommended as a nominee to the Board by Carlson Capital, L.P.  (“Carlson Capital”), an investment management business which, as of March 15, 2011 beneficially owned 28.2% of our outstanding common stock.  Mr. Weinberg has been an employee of Carlson Capital since March 1, 2011 and was a consultant to Carlson Capital from September 2007 to February 2011.   From November 1999 to September 2007, Mr. Weinberg was Director of Special Projects at Carlson Capital.  Since April 2007, Mr. Weinberg has served as the managing member of BirdDog Capital, LLC, a holding company involved in retail and restaurant franchises. From January 1996 to November 1999, Mr. Weinberg was Director of Investments at Richmont Capital Partners, L.P., the investment affiliate of privately-held Mary Kay Cosmetics.  Mr. Weinberg holds a B.A. degree from the Plan II Liberal Arts Honors Program and a J.D. degree, both from the University of Texas at Austin.  The Board believes that Mr. Weinberg’s experience in the financial services industry and in evaluating acquisitions will be valuable to the Company as it explores investment opportunities.  Mr. Weinberg is a Class I Director whose current term expires in 2012.

Committees of the Board

The Board has three standing committees: the audit committee, the compensation committee and the governance and nominating committee.

Audit Committee.  We have a standing audit committee of the Board (the “Audit Committee”) established in accordance with Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  From January 4, 2010 to July 30, 2010, the members of the Audit Committee were Ms. Stephanie Vinella (Chair) and Mr. Clifford.  Since July 30, 2010, the members of our Audit Committee have been Mr.  Margolis (Chair) and Mr. Clifford.  Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under the NASDAQ Stock Market Rules and the rules of the Securities and Exchange Commission (“SEC”).  In addition, the Board determined that each of Ms. Vinella and Mr. Margolis is an “audit committee financial expert” as defined in the rules of the SEC.

The Audit Committee met 8 times in 2010.  The report of the Audit Committee is provided below.  The Board has adopted a written charter for the Audit Committee, a copy of which is posted in the Corporate Governance section of our Internet website (at www.swkhold.com).  The principal functions of the Audit Committee are to oversee our accounting and financial reporting processes and the audits of our financial statements, oversee our relationship with our independent auditors, including selecting, evaluating and setting the compensation of, and approving all audit and non-audit services to be performed by the independent auditors, and facilitate communication among our independent auditors and our financial and senior management.

Compensation Committee.  We have a standing compensation committee of the Board (the “Compensation Committee”).  The members of our Compensation Committee are Messrs. Clifford (Chair) and Weinberg.

The Compensation Committee met 4 times in 2010.  Each current member of the Compensation Committee meets the independence and other requirements to serve on our Compensation Committee under the NASDAQ Stock Market Rules and the rules of the SEC.  Mr. Nemelka met such requirements in the period during which he served on the Committee.

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

Governance and Nominating Committee.  We have a standing governance and nominating committee of the Board (the “Governance and Nominating Committee”).  From January 4, 2010 to July 30, 2010, the members of our Governance and Nominating Committee were Mr. Clifford, Ms. Vinella and Mr. Weinberg (Chair).  Since July 30, 2010, the members of our Governance and Nominating Committee are Mr. Weinberg (Chair) and Mr. Margolis. The Governance and Nominating Committee met 5 times in 2010.  Each of Messrs. Weinberg and Margolis meets the independence and other requirements to serve on our Governance and Nominating Committee under the NASDAQ Stock Market Rules and the rules of the SEC.

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

Board Leadership Structure and Risk Oversight

We separated the roles of Chief Executive Officer and Chairman of the Board on January 4, 2010, following the completion of the sale of substantially all of the Company’s assets in December 2009 (the “Asset Sale”).  Michael Weinberg serves as Chairman of the Board, while John Nemelka serves as Interim Chief Executive Officer of the Company.  The Board believes the separation of these roles enables effective oversight of management and provides checks and balances with respect to the decision making process at the Company.

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

Compensation of Directors

From January to June of 2010, we paid each of our non-employee directors (i) an annual fee of $15,000 and (ii) an additional $2,500 for each of the four regularly scheduled Board meetings that such director attended, and (iii) $10,000 for the chairmen of the Governance and Nominating and the Compensation Committees, and $30,000 for the Audit Chair. Starting in July 2010, we pay each of our non-employee directors (i) an annual fee of $15,000 and (ii) an additional $2,500 for each of the four regularly scheduled Board meetings that such director attends, and (iii) an additional $10,000 for each Committee Chair.

We reimburse our directors for reasonable travel and other reasonable expenses incurred in connection with attending the meetings of the Board.  The Company is also party to indemnification agreements with each of its directors.

2010 Director Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2010.  Michael Fields was our Chief Executive Officer until December 23, 2009, the closing of the Asset Sale.   The compensation received by Mr. Fields as an officer of the Company is shown below in the Summary Compensation Table.  Mr. Fields remained on the Board until he resigned on July 15, 2010.  He received compensation for his services as a director from and after December 23, 2009 until July 15, 2010.  Stephanie Vinella resigned as a director on July 15, 2010. Mr. Nemelka was appointed Interim Chief Executive Officer and President of the Company on January 4, 2010 and did not receive any compensation for his services as a director from and after such date.

Name	Fees Earned or Paid in Cash	Option and Restricted Stock Awards (1)	Total
William T. Clifford	35,000	4,676	39,676
Michael S. Fields (2)	18,750	-	18,750
Michael A. Margolis	12,917	2,943	15,860
John F. Nemelka	-	1,733	1,733
Stephanie Vinella (2)	41,250	1,733	42,983
Michael D. Weinberg	35,000	5,886	40,886

(1)	The amounts reported represent the stock-based compensation expense that was calculated in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”).
(2)	The directorships of Mr. Fields and Ms. Vinella ended at the Company’s Annual Meeting of Stockholders held on July 30, 2010.

Options Outstanding at Fiscal Year End

The aggregate number of options and shares of restricted stock outstanding for each of our directors as of December 31, 2009 is provided in the table below.  Mr. Nemelka became the Company’s Interim Chief Executive Officer effective January 4, 2010.  Mr. Nemelka has not received any compensation as a director from and after such date.

	Number of Shares	Number of Shares
	Subject to Options	Subject to Restricted
Director	Outstanding	Stock Outstanding
William T. Clifford	100,000	100,000
Michael A. Margolis	-	100,000
John F. Nemelka	80,000	-
Michael Weinberg	-	200,000

Executive Officers

The biographical information for John Nemelka, our Interim Chief Executive Officer, is set forth above under Directors.

Paul V. Burgon.  Mr. Burgon, age 40, has served as a Principal and CFO of NightWatch Capital Advisors, LLC since March 2005.  Mr. Burgon was a Manager and then Director of Corporate Development for Danaher Corporation from 1998 to 2005, where he analyzed, structured and negotiated approximately 50 acquisitions and divestitures representing nearly $2 billion. Mr. Burgon worked at Fluke Corporation where he led corporate development efforts from 1997 to 1998 and worked in Coopers & Lybrand’s acquisition advisory group from 1994 to 1997.  Mr. Burgon holds a B.S.B.A. degree (cum laude) in finance and international business and an M.B.A. degree from the McDonough School of Business at Georgetown University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock.  The Form 3 filed by Paul Burgon, our Interim Chief Financial Officer, on January 13, 2010 inadvertently omitted certain shares of Common Stock indirectly owned by him and directly owned by Nightwatch Capital Partners II, L.P. "NWCP II"). Mr. Burgon is a principal of Nightwatch Capital Management, LLC("NWCM"), which is the general partner of NWCP  II, and is a Principal and CFO of Nightwatch Capital Advisors, LLC, which serves as the managing member of NWCM. Except as set forth herein, based solely on (i) information provided to us by our current officers and directors and (ii) our review of reporting forms filed by our directors, executive officers and persons who hold more than 10% of our outstanding common stock, we believe that during 2010 such persons filed the reports required under Section 16(a) of the Exchange Act on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Compensation and Related Information

2010 Summary Compensation Table

The table below summarizes the total compensation earned by each of the named executive officers for the fiscal years ended December 31, 2009 and 2010.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

John F. Nemelka	2010	$200,000	$-	$-	$-	$-	$200,000
Interim Chief Executive Officer

Paul V. Burgon	2010	$175,000	$-	$-	$-	$-	175,000
Interim Chief Financial Officer

Material Terms of Employment

On January 4, 2010, the Company entered into offer letters with each of Messrs. Nemelka and Burgon, providing for annual salaries of $200,000 and $175,000, respectively. Pursuant to the offer letters, Messrs. Nemelka and Burgon are at-will employees of the Company.  The Company is also party to indemnification agreements with its executive officers that may require the Company to indemnify such officers against liabilities that may arise by reason of the officers’ status or service.  Since the employees of the Company are at will, the Company does not believe that there are any material risks arising from the Company’s compensation policies and practices for its employees.

2010 Equity Incentive Plan

On November 8, 2010, the Board approved the 2010 SWK Holdings Corporation Equity Incentive Plan (the “2010 Plan”).  The purpose of the 2010 Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company, by offering them an opportunity to participate in the Company’s future performance through the grant of equity awards.  The 2010 Plan is administered by the Compensation Committee of the Board.   The 2010 Plan provides that the administrator may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof.  The applicable award agreement will contain the period during which the right to exercise the award in whole or in part vests.  At any time after the grant of an award, the administrator may accelerate the period during which the award vests.  During the year ended December 31, 2010, 400,000 shares of restricted common stock were granted to non-employee directors of the Company.

Outstanding Equity Awards at December 31, 2010

Below are the options outstanding for the Company’s named executive officers as of December 31. 2010.  Mr. Nemelka was awarded these options prior to his appointment as an executive officer of the Company, in his capacity as a director of the Company.

Name	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
John F. Nemelka	40,000	$2.95	9/7/2016
	10,000	3.50	3/5/2017
	10,000	2.67	7/25/2017
	10,000	1.24	7/28/2018
	10,000	0.70	7/6/2019
Paul V. Burgon	-	$-

2010 Option Exercises

None of our named executive officers acquired shares of our common stock pursuant to the exercise of options during our fiscal year ended December 31, 2010.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Messrs. Clifford and Weinberg. No members of our Compensation Committee were employees of SWK or its subsidiaries during 2010 or at any time prior to 2010. During 2010, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board or our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of our common stock as of March 15, 2011, by the following individuals or groups:

●           each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;
●            each of our named executive officers;
●            each of our directors; and
●            all current directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Applicable percentage ownership in the following table is based on 41,247,394 shares of common stock outstanding as of March 15, 2011, as adjusted to include options and warrants exercisable within 60 days of March 15, 2011 held by the indicated stockholder or stockholders.  The shares of common stock outstanding excludes 400,000 shares of restricted common stock granted to directors, which will not vest within 60 days of March 15, 2011 and do not have any voting rights until they vest.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Paul V. Burgon (1)	1,451,945	3.4%
William T. Clifford (2)	100,000	*
Michael A. Margolis (3)	803,600	1.9%
John F. Nemelka (4)	1,537,012	3.6%
Michael D. Weinberg (5)	-	*
All 5 current and former officers and directors as a group (6)	2,460,589	5.7%

5% Stockholders
Entities affiliated with Carlson Capital, LP (7)	11,649,100	28.2%

*Less than one percent.

(1)       Includes warrants to purchase 1,431,968 shares of common stock held by NightWatch Capital Partners II, LP (“NWCP II”).  Pursuant to Advisory Agreements with NWCP II and acting through its managing member, NightWatch Capital Group, LLC (“NWCG”), NightWatch Capital Advisors, LLC, (“NWCA”) has the sole power to vote or direct the vote and to dispose or to direct the disposition of these securities.  Accordingly, NWCA may be deemed to be the beneficial owner of these securities.  Acting through its managing member, NightWatch Management, LLC (“NWM”), and in its capacity as the managing member of NWCA, NWCG has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities.  Accordingly, NWCG may be deemed to be the beneficial owner of these securities.  Acting through its managing member, JFN Management, LLC (“JFNM”), and in its capacity as the managing member of NWCG, NWM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities.  Accordingly, NWM may be deemed to be the beneficial owner of these securities. Mr. Burgon is a Principal of NightWatch Capital Management, LLC (“NWCM”), which is the General Partner of NWCP II, and is a Principal of NWCA, which serves as the managing member of NWCM. Mr. Burgon, as a Principal of NWCM and NWCA, may be deemed to be the beneficial owner of an indeterminate portion of the warrants held by NWCP II. Mr. Burgon and each of the aforementioned NightWatch entities disclaim beneficial ownership of the shares held by NWCP II except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act).

(2)       Comprised of 100,000 stock options that are exercisable within 60 days of March 15, 2011.  Excludes 100,000 shares of restricted stock that vest based upon the 60 day average closing price of the Company’s common stock, as described under “Unregistered Sales of Equity Securities” in Item 5 above.
(3)       Includes 803,600 shares of common stock owned by Maric Capital Master Fund, Ltd,. Maric LS, LLC is the investment manager of Maric Capital Master Fund, Ltd.  Michael Margolis is the member of Maric LS, LLC. Mr. Margolis disclaims beneficial ownership of any and all such shares in excess of his pecuniary interest therein.  Excludes 100,000 shares of shares of restricted common stock that vest based upon the 60 day average closing price of the Company’s common stock, as described under “Unregistered Sales of Equity Securities” in Item 5 above.
(4)       Includes warrants to purchase 1,431,968 shares of common stock held by NightWatch Capital Partners II, LP (“NWCP II”).  Pursuant to Advisory Agreements with NWCP II and acting through its managing member, NightWatch Capital Group, LLC (“NWCG”), NightWatch Capital Advisors, LLC, (“NWCA”) has the sole power to vote or direct the vote and to dispose or to direct the disposition of these securities.  Accordingly, NWCA may be deemed to be the beneficial owner of these securities.  Acting through its managing member, NightWatch Management, LLC (“NWM”), and in its capacity as the managing member of NWCA, NWCG has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities.  Accordingly, NWCG may be deemed to be the beneficial owner of these securities.  Acting through its managing member, JFN Management, LLC (“JFNM”), and in its capacity as the managing member of NWCG, NWM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities.  Accordingly, NWM may be deemed to be the beneficial owner of these securities.  Acting through its managing member, Mr. Nemelka, and in its capacity as the managing member of NWM, JFNM has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities.  Accordingly, JFNM may be deemed to be the beneficial owner of these securities.  In his capacity as managing member of JFNM, Mr. Nemelka has the sole power to vote or to direct the vote and to dispose or to direct the disposition of these securities.  Accordingly, Mr. Nemelka may be deemed to be the beneficial owner of these securities.  Mr. Nemelka is the Managing Principal of NightWatch Capital Management, LLC (“NWCM”), which is the General Partner of NWCP II, and is the Managing Principal of NWCA, which serves as the managing member of NWCM.  Mr. Nemelka, as the Managing Principal of NWCM and NWCA, may be deemed to be the beneficial owner of an indeterminate portion of the warrants held by NWCP II. Mr. Nemelka and each of the aforementioned NightWatch entities disclaim beneficial ownership of the shares held by NWCP II except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act).
(5)       Excludes 200,000 shares of restricted stock that vest based upon the 60 day average closing price of the Company’s common stock..  Mr. Weinberg and Carlson Capital, L.P. have advised the Company that Mr. Weinberg is an employee of Carlson Capital, L.P., but is not a controlling person thereof.
(6)       Includes 1,611,968 shares subject to stock options and warrants that are exercisable within 60 days of March 15, 2011.
(7)       Based solely on the Form 4 filed on October 29, 2009 with the SEC reporting beneficial ownership of 11,649,100 shares.  The shares are directly beneficially owned by Double Black Diamond Offshore Ltd. and Black Diamond Offshore Ltd. (together, the "Funds").  Carlson Capital, L.P. is the investment manager of the Funds.  Asgard Investment Corp.  ("Asgard") is the general partner of Carlson Capital.  Clint D. Carlson is the President of Asgard and the Chief Executive Officer of Carlson Capital.  Carlson Capital disclaims beneficial ownership of any and all such shares in excess of their pecuniary interest therein.  The principal business address of Carlson Capital is 2100 McKinney Avenue, Suite 1600, Dallas, TX 75201.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to the shares of common stock  issuable under existing equity compensation plans. The category “Equity compensation plans approved by security holders” in the table below consists of the KANA 1999 Stock Incentive Plan, as amended (the “1999 Stock Incentive Plan”). The category “Equity compensation plans not approved by security holders” in the table below consists of the SWK Holdings Corporation 2010 Equity Incentive Plan, which has not been approved by our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans under which equity securities are authorized for issuance, as of December 31, 2010:

	Number of Securities to be Issued upon Exercise of Outsanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	229,000	$2.52	-
Equity compensation plans not approved by security holders	400,000	2.14	4,100,000
Total	629,000	$2.28	4,100,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Certain Transactions with Related Persons

Since January 2010, we have been subleasing approximately 2,300 square feet on a month-to-month basis under an agreement with Nightwatch, a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer.  Our rent under this sublease is approximately $4,100 per month.  Additionally, we have entered into a services agreement with Nightwatch to provide certain administrative services at cost.  The expenses under the services agreement are expected to be less than $1,000 per month.

Except as otherwise set forth in this Part III, there have not been, and there are not currently proposed, any transactions or series of similar transactions in which we were or will be a participant in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Independence

The Board has adopted the definitions, standards and exceptions to the standards for evaluating director independence provided in the NASDAQ Stock Market rules, and determined that three of our current directors, Mr. Clifford, Mr. Margolis and Mr. Weinberg, are independent under the rules of The NASDAQ Stock Market.

The Board met 7 times in 2010, including telephone conference meetings.  During 2010, no director attended fewer than 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which such director served during the time period for which each such director served on the Board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fiscal 2009 and 2010 Audit Fee Summary

Our independent registered public accounting firm, Burr Pilger Mayer, Inc. (“BPM”), audited our consolidated financial statements for the years ended December 31, 2009 and 2010.  Set forth below are the aggregated fees (in thousands) billed for audit and other services provided by BPM for 2009 and 2010.

	Year Ended December 31,
	2009	2010
Audit fees (1)	$353	$113
Audit-related fees (2)	31
Tax fees
All other fees
Total fees	$384	$113

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

Our Audit Committee considers at least annually whether the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.  This process includes:

•
Obtaining and reviewing, on at least an annual basis, a letter from the independent registered public accounting firm describing all relationships between the independent registered public accounting firm and the Company required to be disclosed by Public Company Accounting Oversight Board standards, reviewing the nature and scope of such relationships, discussing these relationships with the independent registered public accounting firm and discontinuing any relationships that the Audit Committee believes could compromise the independence of the registered public accounting firm.

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

All services provided by the Company’s independent registered public accounting firm in fiscal years 2009 and 2010 were approved in advance by the Audit Committee.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Financial Statement Schedules:

Schedule	Title	Page
II	Valuation and Qualifying Accounts	51

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits:  See attached Exhibit Index.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Amounts Recorded in Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2009	$217	$34	$(251)	$-
Year ended December 31, 2010	$-	$-	$-	$-

All trade accounts receivable underlying the allowance for doubtful accounts were transferred to Kay Technology as part of the Asset Sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Provo, state of Utah, on March 29, 2011.

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

Date: March 29, 2011	By	/s/ John F. Nemelka
John F. Nemelka
Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2011	By	/s/ Paul Burgon
Paul Burgon
Interim Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: March 29, 2011	By	/s/ William T. Clifford
William T. Clifford
Director

Date: March 29, 2011	By	/s/ Michael Margolis
Michael Margolis
Director

Date: March 29, 2011	By	/s/ John F. Nemelka
John F. Nemelka
Director

Date: March 29, 2011	By	/s/ Michael Weinberg
Michael Weinberg
Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.01	Asset Purchase Agreement dated October 26, 2009 by and among KANA Software, Inc. and Kay Technology Corp., Inc.*	8-K	000-27163	2.1	10/27/09

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.	10-K	000-27163	3.05	3/31/2010

3.06	Amended and Restated Bylaws, as amended on October 25, 2009.	8-K	000-27163	3.01	10/27/09

3.07	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Amended and Restated Rights Agreement, dated as of January 13, 2009 by and between Kana Software, Inc. and Computershare Trust Company, N.A.	8-K	000-27163	4.01	1/13/09

4.04	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of December 22, 2009, by and between Kana Software, Inc. and Computershare Trust Company, N.A.	8-K		4.01	12/29/09

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.	10-Q	000-27163	10.01	11/14/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.02	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.03	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.4	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.05	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.06	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.07	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.08	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.09	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.10	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.11	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

10.12	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.14	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.15	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

10.16	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.17	Amendment to Stock Purchase Warrants dated as of October 26, 2009.	8-K	000-27163	10.1	10/23/09
10.18	Escrow Agreement, dated December 23, 2009, between Kana Software Inc., Kay Technology Corp., Inc. and US Bank National Association.	10-K	000-27163	10.33	3/31/10
10.19	2010 Equity Incentive Plan.	10-Q	000-27163	10.1	11/09/10
10.20	SWK Holdings Corporation 2010 Equity Incentive Plan Restricted Stock Award Agreement.	10-Q	000-27163	10.2	11/09/10
23.01	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

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