Form 10-Q
period 2011-06-30
SWK Holdings Corp
filed 2011-08-10
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 1, 2011, there were 41,647,394 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation
Form 10-Q
Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,814	$39,259
Prepaid expenses and other current assets	40	63
Total current assets	38,854	39,322
Property and equipment, net	5	6
Total assets	$38,859	$39,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$85	$201
Warrant liability	2	30
Total current liabilities	87	231
Other long-term liabilities	92	89
Total liabilities	179	320

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,647,394 and 41,647,394 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	42	42
Additional paid-in capital	4,320,576	4,320,534
Accumulated deficit	(4,281,938)	(4,281,568)
Total stockholders’ equity	38,680	39,008
Total liabilities and stockholders’ equity	$38,859	$39,328

See accompanying notes to unaudited condensed financial statements.

SWK HOLDINGS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues	$-	$-	$-	$-

Costs and expenses:
General and administrative	311	352	687	1,016
Total costs and expenses	311	352	687	1,016
Loss from operations	(311)	(352)	(687)	(1,016)
Interest and other income (expense), net	69	49	154	197
Gain on Asset Sale	-	21	167	21
Loss before provision for income tax	(242)	(282)	(366)	(798)
Provision for income tax	(1)	(1)	(3)	(2)

Net loss	$(243)	$(283)	$(369)	$(800)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Shares used in computing basic and diluted net loss per share	41,247	41,237	41,247	41,229

See accompanying notes to unaudited condensed financial statements.

SWK HOLDINGS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net loss	$(369)	$(800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on Asset Sale	(167)	-
Stock-based compensation	40	(4)
Other non-cash charges	5	-
Decrease in fair value of warrant liability	(28)	(61)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	23	(39)
Accounts payable and accrued liabilities	(116)	53
Net cash provided by (used in) operating activities	(612)	(851)

Cash flows from investing activities:
Proceeds from Asset Sale	167	1,425
Purchases of property and equipment	-	(3)

Net cash provided by (used in) in investing activities	167	1,422

Cash flows from financing activities:
Proceeds from stock option exercises	-	18

Net cash provided by (used in) financing activities	-	18

Effect of exchange rate changes on cash and cash equivalents	-	-

Net increase (decrease) in cash and cash equivalents	(445)	589

Cash and cash equivalents at beginning of period	39,259	38,608

Cash and cash equivalents at end of period	$38,814	$39,197

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

Basis of Presentation

On December 23, 2009, the Company sold substantially all of its assets to Kay Technology (the “Asset Sale”) in exchange for cash consideration of $40.6 million, plus additional escrow funds that were received by the Company during 2010 and 2011. In addition, Kay Technology assumed certain of KANA’s (as defined below) liabilities in the transaction. As of June 30, 2011, the Company’s only material asset was its cash. The Company no longer has any material operating business. Although the notes are given in the present tense and, in some cases, the future tense, some of the information and analysis included in the following notes may not be applicable for 2011.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at June 30, 2011 and all cash was held in savings or checking accounts with financial institutions deemed by the Company to be creditworthy.

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

For the each of the three and six month period ended June 30, 2011 and 2010, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 2,544,000 and 2,250,000 shares, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

Reclassifications

Certain items previously reported in prior years’ financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported total assets, stockholders’ equity, or net income (loss).

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

Level 3—instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

The following table summarizes the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2	$-	$-	$2

The warrant liability decreased by $6,000 and $28,000 during the three and six months ended June 30, 2011, and these amounts were recognized as other income for the three and six month periods. The fair value was calculated using the Black-Scholes option pricing model. See Note 7 for Black-Scholes assumptions used to determine fair value.

Note 3. Stockholders’ Equity

 (a) Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. Options were granted at an exercise price equivalent to the closing fair market value on the date of grant. All options were granted at the discretion of the Company’s Board of Directors and had a term not greater than 10 years from the date of grant. Options are immediately exercisable when vested and generally vest monthly over four years. On December 23, 2009, in connection with the Asset Sale, all stock options, except those held by non-employee Directors, were accelerated to be fully vested and exercisable. As a result of the termination of all employees on December 23, 2009, all unexercised stock options held by employees were cancelled on March 31, 2010 in accordance with the Asset Purchase Agreement in the Asset Sale. The only remaining outstanding options as of June 30, 2011 were those held by the Company’s current and former directors.

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

The following table summarizes activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2010	229,000	$2.52	5.2	$4
Options cancelled and forfeited	-	-
Options exercised	-	-
Options granted	-	-
Balances, March 31, 2011	229,000	$2.52	4.9	$4
Options cancelled and forfeited	-	-
Options exercised	-	-
Options granted	-	-
Balances, June 30, 2011	229,000	$2.52	4.7	$4

Options vested and exercisable and expected to be vested and exercisable at June 30, 2011	229,000	$2.52	4.7	$4
Options vested and exercisable at June 30, 2011	229,000	$2.52	4.7	$4

At June 30, 2011, there were no options available for grant under the 1999 Stock Incentive Plan, and the Company had $0 of total unrecognized stock-based compensation expense under this Plan. On June 30, 2011, there were 4.1 million shares reserved for equity awards under the 2010 Stock Incentive Plan, and the Company had no unrecognized stock option compensation expense. At June 30, 2011, the Company had $114,000 of total unrecognized restricted stock compensation expense, net of estimated forfeitures, that will be recognized over the weighted average remaining period of 1.7 years.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2011:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding, Vested and Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share
$0.70	20,000	8.0	$0.70
$1.24	30,000	4.8	1.24
$1.70	4,000	0.1	1.70
$2.65	15,000	4.3	2.65
$2.67	30,000	4.1	2.67
$2.95	100,000	4.7	2.95
$3.50	30,000	3.8	3.50
Total	229,000	4.7	$2.52

Employee stock-based compensation recognized in the three and six months ended June 30, 2011 and 2010 uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. The expected forfeiture rate of employee stock options for 2011 and 2010 was calculated using the Company’s historical terminations data.

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

No options were granted or exercised in the three and six months ended June 30, 2011. In the three months and six months ended June 30, 2010, there were no options granted and 21,733 options were exercised.

Note 4. Comprehensive Loss

Comprehensive loss is equal to net loss, as there were no foreign currency translation adjustments for the three and six months ended June 30, 2011 and 2010.

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

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering.  The plaintiff alleges that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial.  On February 28, 2008, Ms. Simmonds filed an amended complaint.  The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company.  This lawsuit is one of more than fifty similar actions filed in the same court.  On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint.  Accordingly, the Company did not join the motion to dismiss filed by certain issuers.  On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss.  On May 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals.  On December 2, 2010, the Ninth Circuit affirmed dismissal of the lawsuits against the 30 issuer defendants on the grounds of inadequate demand, but ordered the district court to dismiss these lawsuits with prejudice.  The Ninth Circuit reversed dismissal on statute of limitations grounds, but remanded all of the remaining cases to the district court with instructions to allow the underwriter defendants and/or the remaining issuer defendants to file motions to dismiss for inadequate demand.  On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011.  On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those  parties’ respective petitions for writ of certiorari to the United States Supreme Court. The plaintiffs and the underwriter defendants filed petitions for writ of certiorari on April 5, 2011 and April 15, 2011, respectively. On June 27, 2011, the Supreme Court granted the underwriter defendants' petition for writ of certiorari and denied the plantiff's petition for writ of certiorari.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources.

Note 6. Information About Geographic Areas

The Company considers itself to be in a single industry segment, as it is a shell company. There were no sales for the three and six months ended June 30, 2011 or 2010.

All long-lived assets as of June 30, 2011 and December 31, 2010 were based in the United States.

Note 7. Warrant Liability

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB eliminating an exemption to derivative treatment for certain financial instruments. As a result of adopting this guidance, warrants to purchase 1,914,586 shares of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45 and expire in September or October 2012. Effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock from equity to a liability, as if these warrants were a derivative liability since their date of issue. On January 1, 2009, the Company reclassified the effects of prior accounting for the warrants in the amount of $1.8 million from additional paid-in capital to accumulated deficit, and $0.1 million from additional paid-in capital to warrant liability. The fair value is calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of June 30, 2011 were as follows:

	Expiration Date
	September 2012	October 2012

Risk-free interest rate	0.19%	0.19%
Expected volatility	31%	30%
Expected life (in years)	1.3	1.3
Dividend yield	0%	0%

Note 8. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities in the balance sheet as of June 30, 2011, is as follows (in thousands):

Beginning balance at January 1, 2011	$89
Additions for tax positions related to the current period	3
Ending balance at June 30, 2011	$92

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Following an extensive strategic process, on October 26, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kay Technology Corp., Inc. (“Kay Technology”), an affiliate of Accel-KKR Capital Partners III, L.P. (“AKKR”). Pursuant to this agreement, on December 23, 2009, the Company sold substantially all of its assets to Kay Technology (the “Asset Sale”) in exchange for cash consideration of $40.6 million. In addition, Kay Technology assumed certain of KANA’s liabilities in the transaction. Of the $40.6 million in consideration, $38.6 million was paid in cash to the Company at closing and $1.0 million was paid into escrow to satisfy SWK’s indemnification obligations for certain specified contingencies. An additional $1.0 million was paid into escrow to satisfy our obligations under any potential downward “true-up” adjustments to the purchase price following the closing (the “Purchase Price Escrow”). During the second quarter of 2010, we received the full amount of the $1.0 million Purchase Price Escrow. In December 2010 and March 2011, we received approximately $482,000 and $167,000, respectively, from the indemnification escrow; the remainder of this escrow was paid to Kay Technology for allowable expenses in resolving the matters covered by the escrow. As of June 30, 2011, no further material proceeds are expected to be received from the Asset Sale as no other funds remain in escrow.
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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and six months ended June 30, 2011 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the Notes to the Unaudited Condensed Financial Statements in “Part I. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

Revenues

The Company had no revenues for the three and six months ended June 30, 2011 or 2010 as a result of the Asset Sale.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased by 12% to $0.3 million for the three months ended June 30, 2011 from $0.4 million for the three months ended June 30, 2010 due to higher professional fees and Board of Director expenses in 2010. General and administrative expenses decreased by 32% to $0.7 million for the six months ended June 30, 2011 from $1.0 million for the six months ended June 30, 2010 due to higher audit and professional fees that were incurred in 2010 after the Asset Sale. As of June 30, 2011, we had 3 full-time general and administrative employees compared to 3 such employees as of June 30, 2010.

Gain on the Sale of Assets

The Company recorded a $167,000 gain from the collection of escrow funds from the Asset Sale for the six months ended June 30, 2011; no such gain was recorded in the three months ended June 30, 2011 or in the three or six months ended June 30, 2010. No further funds remain in escrow.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income and the change in fair value of warrant liability. Income from the decrease in the fair value of our warrants was approximately $6,000 for the three months ended June 30, 2011 compared to an expense from the increase in such fair value of $21,000 for the three months ended June 30, 2010. Income from the decrease in the fair value of our warrants was approximately $28,000 for the six months ended June 30, 2011 compared to income from the decrease in such fair value of $61,000 for the six months ended June 30, 2010. Interest income and other income consists of interest earned on cash and cash equivalents and was approximately $64,000 for the three months ended June 30, 2011 and $71,000 for the three months ended June 30, 2010. Interest income and other income consists of interest earned on cash and cash equivalents and was approximately $127,000 for the six months ended June 30, 2011 and $137,000 for the six months ended June 30, 2010.The decrease in interest income related to lower interest rates in the three and six months ended June 30, 2011compared to the same periods in 2010 on approximately equal average cash balances.

Provision for Income Taxes

We have a history of net operating losses on a consolidated basis from inception through June 30, 2011. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit for accounting purposes is not “currently more likely than not.”

Liquidity and Capital Resources

As of June 30, 2011, we had $38.8 million in cash compared to $39.3 million in cash and cash equivalents at December 31, 2010. As of June 30, 2011, we had working capital of $38.8 million, compared to working capital of $39.1 million as of December 31, 2010.

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

Operating Cash Flow

We had negative cash flow from operating activities of $0.6 million for the first six months of 2011, which included a $0.4 million net loss, a $0.2 million gain from the collection of escrow funds from the Asset Sale, and a $0.1 million decrease in accounts payable. Our operating activities used $0.9 million of cash for the first six months of 2010, which included a $0.8 million net loss.

Investing Cash Flow

The Company’s investing activities provided $0.2 million and $1.4 million of cash for the first six months of 2011 and 2010, respectively, which consisted of collections from the Asset Sale in both years.

Financing Cash Flow

Our financing activities generated $0 and $18,000 for the first six months of 2011 and 2010, respectively. Financing activities consisted of proceeds from stock option exercises in 2010.

Existence and Timing of Contractual Obligations

As of June 30, 2011, the Company had no outstanding debt commitments.

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

Off-Balance-Sheet Arrangements

As of June 30, 2011, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Outlook

As of June 30, 2011, the Company had no operating business. The Company does not expect to generate any income other than interest income until it acquires or invests in the business or assets of another company or develops other sources of income. The Company estimates that its capital resources are adequate to fund its limited operating activities for twelve months from the balance sheet date.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering.  The plaintiff alleges that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial.  On February 28, 2008, Ms. Simmonds filed an amended complaint.  The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company.  This lawsuit is one of more than fifty similar actions filed in the same court.  On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint.  Accordingly, the Company did not join the motion to dismiss filed by certain issuers.  On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss.  On May 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals.  On December 2, 2010, the Ninth Circuit affirmed dismissal of the lawsuits against the 30 issuer defendants on the grounds of inadequate demand, but ordered the district court to dismiss these lawsuits with prejudice.  The Ninth Circuit reversed dismissal on statute of limitations grounds, but remanded all of the remaining cases to the district court with instructions to allow the underwriter defendants and/or the remaining issuer defendants to file motions to dismiss for inadequate demand.  On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011.  On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those  parties’ respective petitions for writ of certiorari to the United States Supreme Court. The plaintiffs and the underwriter defendants filed petitions for writ of certiorari on April 5, 2011 and April 15, 2011, respectively. On June 27, 2011, the Supreme Court granted the underwriter defendants' petition for writ of certiorari and denied the plaintiff's petition for writ of certiorari.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101.INS**	XBRL Instance					X

101.SCH**	XBRL Taxonomy Extension Schema					X

101.CAL**	XBRL Taxonomy Extension Calculation					X

101.DEF**	XBRL Taxonomy Extension Definition					X

101.LAB**	XBRL Taxonomy Extension Labels					X

101.PRE**	XBRL Taxonomy Extension Presentation					X

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

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2011

SWK Holdings Corporation

By:	/s/ JOHN F. NEMELKA
John F. Nemelka
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ PAUL V. BURGON
Paul V. Burgon
Interim Chief Financial Officer
(Principal Financial Officer)