Form 10-Q
period 2011-09-30
SWK Holdings Corp
filed 2011-11-14
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 10, 2011, there were 41,647,394 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation
Form 10-Q
Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,551	$39,259
Prepaid expenses and other current assets	19	63
Total current assets	38,570	39,322
Property and equipment, net	5	6

Total assets	$38,575	$39,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$76	$201
Warrant liability	-	30
Total current liabilities	76	231
Other long-term liabilities	93	89

Total liabilities	169	320

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,647,394 and 41,647,394 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	42	42
Additional paid-in capital	4,320,597	4,320,534
Accumulated deficit	(4,282,233)	(4,281,568)

Total stockholders’ equity	38,406	39,008

Total liabilities and stockholders’ equity	$38,575	$39,328

See accompanying notes to the unaudited condensed financial statements.

SWK HOLDINGS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues	$-	$-	$-	$-

General and administrative expenses	364	381	1,051	1,397
Total costs and expenses	364	381	1,051	1,397
Loss from operations	(364)	(381)	(1,051)	(1,397)
Interest and other income, net	69	147	223	344
Gain on Asset Sale	-	-	167	21
Loss before provision for income tax	(295)	(234)	(661)	(1,032)
Provision for income tax	(1)	(4)	(4)	(6)

Net loss	$(296)	$(238)	$(665)	$(1,038)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Shares used in computing basic and diluted net loss per share	41,247	41,237	41,247	41,232

See accompanying notes to the unaudited condensed financial statements.

SWK HOLDINGS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net loss	$(665)	$(1,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Asset Sale	(167)	-
Stock-based compensation	63	(6)
Other non-cash charges	5	-
Decrease in fair value of warrant liability	(30)	(137)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	44	(26)
Accounts payable and other liabilities	(125)	111

Net cash used in operating activities	(875)	(1,096)

Cash flows from investing activities:
Proceeds from Asset Sale	167	1,448
Purchases of property and equipment	-	(7)

Net cash provided by investing activities	167	1,441

Cash flows from financing activities:
Proceeds from stock option exercises	-	18

Net cash provided by financing activities	-	18

Effect of exchange rate changes on cash and cash equivalents	-	-

Net increase (decrease) in cash and cash equivalents	(708)	363

Cash and cash equivalents at beginning of period	39,259	38,608

Cash and cash equivalents at end of period	$38,551	$38,971

See accompanying notes to the unaudited condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation and its subsidiaries (“the Company,” “SWK,” “we,” “us,” and “our”) were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. Prior to December 23, 2009, the Company developed, marketed and supported customer communications software products. The Company sold its products primarily in North America, Europe and Asia, through its direct sales force and third party integrators. Since the completion of the Asset Sale (see Basis of Presentation below), we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition candidates. Our goal is to redeploy our existing assets to acquire or invest in one or more operating businesses with solid fundamentals and cash flow which could create value for our shareholders, and where existing or prospective taxable income (or the ability to generate capital gains) might be offset by use of our NOL carryforwards. We are using a value-focused strategy and are focusing our acquisition search on U.S.-based businesses. We continue to identify and review candidates for acquisition or other investment on an ongoing basis.  We are unable to assure investors that we will find suitable candidates that meet our business criteria or that we will be able to utilize our existing NOL carryforwards.

Basis of Presentation

On December 23, 2009, the Company sold substantially all of its assets to Kay Technology (the “Asset Sale”) in exchange for cash consideration of $40.6 million, plus additional escrow funds that were received by the Company during 2010 and 2011. In addition, Kay Technology assumed certain of KANA’s (as defined below) liabilities in the transaction. As of September 30, 2011, the Company’s only material asset was its cash. The Company no longer has any material operating business.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at September 30, 2011 and all cash was held in savings or checking accounts with financial institutions deemed by the Company to be creditworthy.

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

For each of the three and nine month periods ended September 30, 2011 and 2010, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 2,495,000 and 2,250,000 shares, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

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

As of September 30, 2011, our warrant liability was $0. The warrant liability decreased by $2,000 and $30,000 during the three and nine months ended September 30, 2011 respectively, and these amounts were recognized as other income. The fair value was calculated using the Black-Scholes option pricing model.

Note 3. Stockholders’ Equity

 (a) Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. Options were granted at an exercise price equivalent to the closing fair market value on the date of grant. All options were granted at the discretion of the Company’s Board of Directors and had a term not greater than 10 years from the date of grant. Options are immediately exercisable when vested and generally vest monthly over four years. On December 23, 2009, in connection with the Asset Sale, all stock options, except those held by non-employee Directors, were accelerated to be fully vested and exercisable. As a result of the termination of all employees on December 23, 2009, all unexercised stock options held by employees were cancelled on March 31, 2010 in accordance with the Asset Purchase Agreement. The only remaining outstanding options as of September 30, 2011 were those held by the Company’s directors.

The Company’s Board of Directors approved the 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) in the fourth quarter of 2010. The 2010 Stock Incentive Plan provides for options, restricted stock, and other customary forms of equity to be granted to the Company’s directors, officers, employees, and independent contractors. All forms of equity incentive compensation are granted at the discretion of the Company’s Board of Directors and have a term not greater than 10 years from the date of grant.

The following table summarizes activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2010	229,000	$2.52	5.2	$4
Options cancelled and forfeited	-	-
Options exercised	-	-
Options granted	-	-
Balances, March 31, 2011	229,000	2.52	4.9	$4
Options cancelled and forfeited	-	-
Options exercised	-	-
Options granted	-	-
Balances, June 30, 2011	229,000	2.52	4.7	$4
Options cancelled and forfeited	(49,000)	2.52
Options exercised	-
Options granted	-
Balances, September 30, 2011	180,000	$2.52	5.7	$3
Options vested and exercisable and expected to be vested and exercisable at September 30, 2011	180,000	$2.52	5.7	$3
Options vested and exercisable at September 30, 2011	180,000	$2.52	5.7	$3

At September 30, 2011, there were no options available for grant under the 1999 Stock Incentive Plan. On September 30, 2011, the Company had no unrecognized stock-based compensation expense under this Plan. There are 4.1 million shares reserved for equity awards under the 2010 Stock Incentive Plan, and the Company had no unrecognized stock option compensation expense under this Plan. At September 30, 2011, the Company had $94,000 of total unrecognized restricted stock compensation expense, net of estimated forfeitures, that will be recognized over the weighted average remaining period of 1.4 years.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2011:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding, Vested and Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share
$0.70	20,000	7.8	$0.70
1.24	20,000	6.8	1.24
2.65	10,000	6.1	2.65
2.67	20,000	5.8	2.67
2.95	90,000	4.9	2.95
$3.50	20,000	5.4	3.50
Total	180,000	5.7	$2.52

Employee stock-based compensation for the three and nine months ended September 30, 2011 and 2010 uses the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. The expected forfeiture rate of employee stock options for 2011 and 2010 was calculated using the Company’s estimated terminations data.

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

No options were granted or exercised in the three or nine months ended September 30, 2011. In the three months ended September 30, 2010, there were no options granted or exercised. In the nine months ended September 30, 2010, there were no options granted and 21,733 options exercised.

Note 4. Comprehensive Loss

Comprehensive loss is equal to net loss, as there were no foreign currency translation adjustments for the three and nine months ended September 30, 2011 and 2010.

Note 5. Commitments and Contingencies

(a) Litigation

In July 2001, the Company, its underwriters, and certain officers and directors were named as defendants in a securities class action lawsuit. This case is one of several hundred similar cases that have been consolidated into a single action.  The complaint alleges misstatements and omissions concerning underwriters’ compensation in connection with the Company’s initial public offering.  In February 2003, the Court denied a motion to dismiss that would have disposed of the claims against the Company.  A settlement proposal, which did not admit wrongdoing, had been approved by the Board and preliminarily approved by the Court.  While the parties’ request for court approval of the settlement was pending, in December 2006 the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions.  In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class.  At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties.  Plaintiffs filed an amended complaint on August 14, 2007.  On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008.  On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the Court denied in March 2008.  Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, engaged in mediation and settlement negotiations.  They reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009.  As part of this settlement, the Company’s insurance carrier agreed to assume the Company’s entire payment obligation under the terms of the settlement.  On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement.  After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009.  Several objectors have filed notices of appeal to the United States Court of Appeal for the Second Circuit from the District Court’s order granting final approval of the settlement.  On May 17, 2011, the Second Circuit granted the motion to dismiss one objector’s appeal for violations of the Court’s rules and remanded the other appeal to the District Court to determine whether objector Hayes was a class member. On August 25, 2011, the District Court issued its decision determining that Hayes was not a class member. On September 30, 2011, objector Hayes filed a notice of appeal from the District Court’s decision. Although the District Court has granted final approval of the settlement agreement, there can be no guarantee that it will not be reversed on appeal. The Company believes that it has meritorious defenses to these claims. If the settlement is not implemented and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering.  The plaintiff alleges that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial.  On February 28, 2008, Ms. Simmonds filed an amended complaint.  The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company.  This lawsuit is one of more than fifty similar actions filed in the same court.  On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint.  Accordingly, the Company did not join the motion to dismiss filed by certain issuers.  On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss.  On May 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals.  On December 2, 2010, the Ninth Circuit affirmed dismissal of the lawsuits against the 30 issuer defendants on the grounds of inadequate demand, but ordered the district court to dismiss these lawsuits with prejudice.  The Ninth Circuit reversed dismissal on statute of limitations grounds, but remanded all of the remaining cases to the district court with instructions to allow the underwriter defendants and/or the remaining issuer defendants to file motions to dismiss for inadequate demand.  On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011.  On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those  parties’ respective petitions for writ of certiorari to the United States Supreme Court. The plaintiffs and the underwriter defendants filed petitions for writ of certiorari on April 5, 2011 and April 15, 2011, respectively. On June 27, 2011, the Supreme Court granted the underwriter defendants’ petition for writ of certiorari and denied the plaintiff’s petition for writ of certiorari. Oral argument in the Supreme Court has been scheduled for November 28, 2011.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources.

Note 6. Information About Geographic Areas

The Company considers itself to be in a single industry segment, as it is a shell company. There were no sales for the three and nine months ended September 30, 2011 or 2010.

All long-lived assets as of September 30, 2011 and December 31, 2010 were based in the United States.

Note 7. Warrant Liability

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB eliminating an exemption to derivative treatment for certain financial instruments. As a result of adopting this guidance, warrants to purchase 1,914,586 shares of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45 and expire in September or October 2012. Effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock from equity to a liability, as if these warrants were a derivative liability since their date of issue. On January 1, 2009, the Company reclassified the effects of prior accounting for the warrants in the amount of $1.8 million from additional paid-in capital to accumulated deficit, and $0.1 million from additional paid-in capital to warrant liability. The fair value is calculated using the Black-Scholes option pricing model. The fair value of these warrants as of September 30, 2011 was $0.

Note 8. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities in the balance sheet as of September 30, 2011 is as follows (in thousands):

Beginning balance at January 1, 2011	$89
Additions for tax positions related to the current period	4
Ending balance at September 30, 2011	$93

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K filed on March 30, 2011, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Following an extensive strategic process, on October 26, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kay Technology Corp., Inc. (“Kay Technology”), an affiliate of Accel-KKR Capital Partners III, L.P. (“AKKR”). Pursuant to this agreement, on December 23, 2009, the Company sold substantially all of its assets to Kay Technology (the “Asset Sale”) in exchange for cash consideration of $40.6 million. In addition, Kay Technology assumed certain of KANA’s liabilities in the transaction. Of the $40.6 million in consideration, $38.6 million was paid in cash to the Company at closing and $1.0 million was paid into escrow to satisfy SWK’s indemnification obligations for certain specified contingencies. An additional $1.0 million was paid into escrow to satisfy our obligations under any potential downward “true-up” adjustments to the purchase price following the closing (the “Purchase Price Escrow”). During the second quarter of 2010, we received the full amount of the $1.0 million Purchase Price Escrow. In December 2010 and March 2011, we received approximately $482,000 and $167,000, respectively, from the indemnification escrow; the remainder of this escrow was paid to Kay Technology for allowable expenses in resolving the matters covered by the escrow. As of September 30, 2011, no further proceeds are expected to be received from the Asset Sale as no other funds remain in escrow.

At the closing of the Asset Sale, the Company amended its certificate of incorporation to change its name from Kana Software, Inc. to SWK Holdings Corporation and relocated its headquarters to Provo, Utah. Since the completion of the Asset Sale, we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition candidates. Our goal is to redeploy our existing assets to acquire or invest in one or more operating businesses with solid fundamentals and cash flow which could create value for our shareholders, and where existing or prospective taxable income (or the ability to generate capital gains) might be offset by use of our NOL carryforwards. We are using a value-focused strategy and are focusing our acquisition search on U.S.-based businesses. We continue to identify and review candidates for acquisition or other investment on an ongoing basis.  We are unable to assure that we will find suitable candidates that meet our business criteria or that we will be able to utilize our existing NOL carryforwards.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and nine months ended September 30, 2011 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the Notes to the Unaudited Condensed Financial Statements in “Part I. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Revenues

The Company had no revenues for the three and nine months ended September 30, 2011 or 2010 as a result of the Asset Sale.

General and Administrative Expenses

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased by 4% to $364,000 for the three months ended September 30, 2011 from $381,000 for the three months ended September 30, 2010. Expenses increased in the three months ended September 30, 2011 from the three months ended June 30, 2011 due to the annual shareholders meeting and higher professional fees incurred in the third quarter. General and administrative expenses decreased by 25% to $1.1 million for the nine months ended September 30, 2011 from $1.4 million for the nine months ended September 30, 2010, largely due to the higher professional fees incurred after the Asset Sale, and higher Board fees in 2010. As of September 30, 2011, we had 3 general and administrative employees compared to 3 such employees as of September 30, 2010.

Gain on the Sale of Assets

The Company recorded a $167,000 gain from the collection of escrow funds from the Asset Sale for the nine months ended September 30, 2011. No such gain was recorded in the three months ended September 30, 2011 and a $21,000 gain was recorded in the nine months ended September 30, 2010. No further funds remain in escrow.

Interest and Other Income

Interest and other income consists primarily of interest income and the change in fair value of warrant liability. Income from the decrease in the fair value of our warrants was approximately $2,000 for the three months ended September 30, 2011 compared to income of $76,000 for the three months ended September 30, 2010. Income from the decrease in the fair value of our warrants was approximately $30,000 for the nine months ended September 30, 2011 compared to income of $137,000 for the nine months ended September 30, 2010. Interest income consists of interest earned on cash and cash equivalents. Interest income was approximately $67,000 for the three months ended September 30, 2011 and $71,000 for the three months ended September 30, 2010. Interest income was approximately $191,000 for the nine months ended September 30, 2011 and approximately $208,000 for the nine months ended September 30, 2010. The decrease in interest income was due to lower cash and cash equivalents balances in the three and nine months ended September 30, 2011 compared to the same period in 2010.

Provision for Income Taxes

We have a history of net operating losses on a consolidated basis from inception through September 30, 2011. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit for accounting purposes is not currently more likely than not.

Liquidity and Capital Resources

As of September 30, 2011, we had $38.6 million in cash, compared to $39.3 million in cash and cash equivalents at December 31, 2010. As of September 30, 2011, we had working capital of $38.5 million, compared to working capital of $39.1 million as of December 31, 2010. Additionally, our net losses since the Asset Sale has been partially offset by gains from our escrow collections. No further funds remain in escrow, and as such, our net losses and use of cash may increase from historical levels since the Asset Sale if we are not successful in acquiring or investing in a business.

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

Operating Cash Flow

We had negative cash flow from operating activities of $0.9 million for the first nine months of 2011, which included a $0.7     million net loss, a $0.2 million gain from the collection of escrow funds from the Asset Sale, and a $0.1 million decrease in payables. Our operating activities used $1.1 million of cash in the first nine months of 2010.

Investing Cash Flow

The Company’s investing activities provided $0.2 million and $1.4 million of cash for the first nine months of 2011 and 2010, respectively, which consisted of collections on Asset Sale escrow in both years.

Financing Cash Flow

Our financing activities generated $0 in the first nine months of 2011 compared  $18,000 for the first nine months of 2010. Financing activities consist of proceeds from stock option exercises in 2010.

Existence and Timing of Contractual Obligations

As of September 30, 2011, the Company had no outstanding debt commitments.

The Company subleases approximately 2,300 square feet on a month-to-month basis for our executive offices under an agreement with Nightwatch Capital Advisors, LLC, a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer. The rent under this sublease is approximately $4,200 per month.

Off-Balance-Sheet Arrangements

As of September 30, 2011, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Outlook

As of September 30, 2011, the Company had no operating business. The Company does not expect to generate any income other than interest income until it consummates a business combination or develops other sources of income. The Company estimates that its capital resources are adequate to fund its limited operating activities for twelve months from the balance sheet date.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In July 2001, the Company, its underwriters, and certain officers and directors were named as defendants in a securities class action lawsuit. This case is one of several hundred similar cases that have been consolidated into a single action.  The complaint alleges misstatements and omissions concerning underwriters’ compensation in connection with the Company’s initial public offering.  In February 2003, the Court denied a motion to dismiss that would have disposed of the claims against the Company.  A settlement proposal, which did not admit wrongdoing, had been approved by the Board and preliminarily approved by the Court.  While the parties’ request for court approval of the settlement was pending, in December 2006 the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions.  In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class.  At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties.  Plaintiffs filed an amended complaint on August 14, 2007.  On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008.  On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the Court denied in March 2008.  Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, engaged in mediation and settlement negotiations.  They reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009.  As part of this settlement, the Company’s insurance carrier agreed to assume the Company’s entire payment obligation under the terms of the settlement.  On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement.  After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009.  Several objectors have filed notices of appeal to the United States Court of Appeal for the Second Circuit from the District Court’s order granting final approval of the settlement.  On May 17, 2011, the Second Circuit granted the motion to dismiss one objector’s appeal for violations of the Court’s rules and remanded the other appeal to the District Court to determine whether objector Hayes was a class member. On August 25, 2011, the District Court issued its decision determining that Hayes was not a class member. On September 30, 2011, objector Hayes filed a notice of appeal from the District Court’s decision. Although the District Court has granted final approval of the settlement agreement, there can be no guarantee that it will not be reversed on appeal. The Company believes that it has meritorious defenses to these claims. If the settlement is not implemented and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering.  The plaintiff alleges that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial.  On February 28, 2008, Ms. Simmonds filed an amended complaint.  The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company.  This lawsuit is one of more than fifty similar actions filed in the same court.  On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint.  Accordingly, the Company did not join the motion to dismiss filed by certain issuers.  On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss.  On May 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals.  On December 2, 2010, the Ninth Circuit affirmed dismissal of the lawsuits against the 30 issuer defendants on the grounds of inadequate demand, but ordered the district court to dismiss these lawsuits with prejudice.  The Ninth Circuit reversed dismissal on statute of limitations grounds, but remanded all of the remaining cases to the district court with instructions to allow the underwriter defendants and/or the remaining issuer defendants to file motions to dismiss for inadequate demand.  On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011.  On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those  parties’ respective petitions for writ of certiorari to the United States Supreme Court. The plaintiffs and the underwriter defendants filed petitions for writ of certiorari on April 5, 2011 and April 15, 2011, respectively. On June 27, 2011, the Supreme Court granted the underwriter defendants’ petition for writ of certiorari and denied the plaintiff’s petition for writ of certiorari. Oral argument in the Supreme Court has been scheduled for November 28, 2011.

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

November 11, 2011

SWK Holdings Corporation

/s/ John F. Nemelka
John F. Nemelka
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Paul V. Burgon
Paul V. Burgon
Interim Chief Financial Officer
(Principal Financial Officer)