Form 10-K
period 2011-12-31
SWK Holdings Corp
filed 2012-03-30
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

As of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $25,883,706 based upon the closing sales price of the Registrant’s Common Stock on such date as reported on the Over the Counter Bulletin Board of $0.90.

On March 15, 2012 the Registrant had outstanding approximately 41,752,394 shares of Common Stock, $0.001 par value per share.

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2011

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

Overview

SWK Holdings Corporation (“the Company,” “SWK,” “we,” “us,” and “our”), since the completion of the Asset Sale (see Basis of Presentation below), has been seeking to redeploy its cash to maximize value for its stockholders and is seeking, analyzing and evaluating potential acquisition or investment candidates. Our goal is to redeploy our existing assets to acquire, or invest in, one or more businesses which could create value for our shareholders, and where existing or prospective taxable income (or the ability to generate capital gains) might be offset by use of our net operating loss (“NOL”) carryforwards. The Company is using a value-focused strategy and is focusing its search on U.S.-based businesses and continues to identify and review candidates for acquisition or other investment. The Company is unable to assure that it will find suitable candidates or that it will be able to utilize its existing NOL carryforwards. (See “Risks Related to Our Acquisition Strategy” under Item 1A below).

The Company has viewed its ability to carry forward its net operating loss carryforwards ("NOLs") as an important and substantial asset. On January 26, 2006, in order to preserve stockholder value by protecting our ability to carry forward our NOLs, the Company entered into a Rights Agreement that provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 4.9% or more of our outstanding common stock without the prior approval of our Board of Directors (the “Board”). On January 13, 2009, the Company amended and restated the Rights Agreement to extend the expiration date from February 3, 2009 to February 3, 2012 and to make certain other changes. The Company again amended the Rights Agreement on December 22, 2009 to exclude the Asset Sale (as defined below) from triggering the Rights Agreement and to make certain other changes. On February 2, 2012, the Company amended and restated the Rights Agreement to extend the expiration date from February 3, 2012 to February 3, 2015. The Board adopted the Rights Agreement to preserve stockholder value by protecting our ability to carry forward our net operating losses (“NOLs”). The Board believes that these NOL carryforwards are a substantial asset of the Company.

Our principal executive offices are located at 5314 N. River Run Drive, Suite 350, Provo, Utah 84604. Our Internet website is http://www.swkhold.com.

The Company was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. Prior to December 23, 2009, the Company developed, marketed and supported customer communications software products. The Company sold its products primarily in North America, Europe and Asia, through its direct sales force and third party integrators.

SWK was known until December 23, 2009 as KANA Software, Inc. (“KANA”) and was headquartered in Menlo Park, California.

Basis of Presentation

Following an extensive strategic process, on October 26, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kay Technology Corp., Inc. (“Kay Technology”), an affiliate of Accel-KKR Capital Partners III, L.P. (“AKKR,” and together, the “Asset Sale”). The consideration in the transaction was $40.6 million, of which $38.6 million in cash was paid to the Company at closing and $1.0 million was paid to an escrow to satisfy SWK’s indemnification obligations for certain specified tax-related contingencies. We received approximately $481,000, net of expenses, from this escrow in the fourth quarter of 2010. In the second quarter of 2011, we received $169,000, net of expenses, as full payment from the remaining tax escrow funds.  An additional $1.0 million was paid into the Purchase Price Escrow at closing, which we received in the second quarter of 2010, and an additional $382,000 was received in the first quarter of 2010 which related to the receipt of certain customer and vendor consents to the Asset Sale. No other funds are collectable from the Asset Sale.

At the closing of the Asset Sale, the Company amended its certificate of incorporation to change its name from Kana Software, Inc. to SWK Holdings Corporation.

As of December 31, 2011, the Company had no material operating business and our only material balance sheet asset was our cash.

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

As of December 31, 2011, we had three full-time employees.

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

Since the completion of the Asset Sale, we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition candidates. Our goal is to redeploy our existing assets to acquire, or invest in, one or more operating businesses with solid fundamentals and cash flow which could create value for our shareholders, and where existing or prospective taxable income (or the ability to generate capital gains) might be offset by use of our net operating loss (“NOL”) carryforwards. We are using a value-focused investment strategy and have been focusing our acquisition search on U.S.-based businesses. We continue to identify and review candidates for acquisition or other investment. We may not be able to identify any acquisition candidate at a price we consider fair and appropriate. If we do identify a suitable acquisition candidate, we may not be able to successfully and satisfactorily negotiate the terms of an acquisition. Furthermore, if we are successful in completing an acquisition, the integration of the acquired business will involve a number of risks and presents financial, managerial and operational challenges. Therefore, we cannot assure that our acquisition strategy will enhance value to stockholders.

A significant portion of our working capital could be expended in pursuing business combinations that are not consummated.

We expect that the investigation of each specific acquisition target and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time and attention and substantial costs, including, but not limited to, costs for accountants, attorneys and other advisors. In 2011, our total cash flow from operations spent pursuant to this strategy totaled approximately $1.2 million. Our declining cash may continue at this rate, or at a higher rate as we determine is appropriate, until such time as we are able to complete an acquisition.

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

We are currently seeking to make one or more acquisitions to maximize value to all stockholders, which may benefit from the utilization of our substantial NOL carryforwards as of the date hereof. However, we will pursue any acquisition or transaction which the Board believes to be in the best interests of the Company and its stockholders, and NOL carryforwards will be one of several factors considered by the Board in determining whether to pursue any such transaction. The Board may determine to pursue a transaction which limits our ability to use some or all of our NOL carryforwards. In addition, if we are unable to complete an acquisition, we may lose some or all of our NOL carryforwards, or they may expire. Our federal NOL carryforwards began expiring in 2011 and will expire by 2031, with the majority of such NOLs expiring by 2022.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of an acquisition target.

If the proceeds from the Asset Sale are insufficient for a proposed acquisition, we may be required to seek additional financing through the issuance of equity or debt securities or other arrangements to finance the transaction. Due to the fact that we currently have no income other than interest received on our cash deposits, borrowing requirements and other factors, we cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we may be compelled to restructure or abandon that particular business combination and seek alternative acquisition targets. In addition, if we complete a business combination, we may require additional financing to fund the operations or growth of an acquisition target, which may be unavailable to us. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our combined business or businesses.

Until we select particular industries or target businesses in which to invest, stockholders will be unable to ascertain the merits or risks of the industries or businesses in which we may ultimately operate.

We are seeking to acquire a company with principal business operations in one or more industries that provide opportunities for growth. We are not limited to any particular industry or type of business. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of any particular industries in which we may ultimately operate or the target business or businesses in which we may invest. Although we will evaluate the risks inherent in any target business in which we determine to invest, we cannot assure you that all of the material risks related to such business will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to affect or predict.

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

Under Rule 405 of the Securities Act of 1933, (the "Securities Act") as amended, and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") a shell company is any company with nominal operations and assets consisting of cash and nominal other assets. We are a shell company under federal securities laws.

Applicable securities rules prohibit shell companies from using (i) a Form S-8 registration statement to register securities pursuant to employee compensation plans for so long as we are a shell company and for a period of 60 days thereafter, and (ii) Form S-3 for the registration of a primary offering of securities for so long as we are a shell company and for 12 months thereafter.

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

Our cash and cash equivalents may be held in the form of cash or marketable securities and are highly liquid investments with original maturities of three months or less at the time of purchase.  Currently, our cash and cash equivalents consist entirely of cash, but we may determine to invest in marketable securities at a later date. We maintain our cash with two reputable major financial institutions and would maintain any cash equivalents with reputable financial institutions. Deposits of cash with these banks exceed the Federal Deposit Insurance Corporation insurance limits. While we regularly monitor the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if either of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. We can provide no assurance that access to our invested cash or cash equivalents will not be impacted by adverse conditions in the financial and credit markets or the financial status of the financial institutions in which we maintain our cash.

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

Our corporate headquarters are located in Provo, Utah, where we sublease approximately 2,300 square feet on a month-to-month basis under an agreement with Nightwatch Capital Advisors, LLC, a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer. Our rent under this sublease is approximately $4,200 per month. We believe these facilities are adequate for our business requirements.

ITEM 3.	LEGAL PROCEEDINGS.

In July 2001, the Company, its underwriters, and certain officers and directors were named as defendants in a securities class action lawsuit. This case is one of several hundred similar cases that have been consolidated into a single action.  The complaint alleges misstatements and omissions concerning underwriters’ compensation in connection with the Company’s initial public offering.  In February 2003, the Court denied a motion to dismiss that would have disposed of the claims against the Company.  A settlement proposal, which did not admit wrongdoing, had been approved by the Board and preliminarily approved by the Court.  While the parties’ request for court approval of the settlement was pending, in December 2006 the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions.  In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class.  At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007.  On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008.  On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the Court denied in March 2008.  Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, engaged in mediation and settlement negotiations.  They reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009.  As part of this settlement, the Company’s insurance carrier agreed to assume the Company’s entire payment obligation under the terms of the settlement.  On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement.  After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009.  Several objectors filed notices of appeal to the United States Court of Appeal for the Second Circuit from the District Court’s order granting final approval of the settlement. All but two of the objectors withdrew their appeals, and Plaintiff moved to dismiss the remaining appeals, one for violation of the Second Circuit’s rules and one for lack of standing. On May 17, 2011, the Second Circuit granted the motion to dismiss one objector’s appeal for violations of the Court’s rules and remanded the other appeal to the District Court to determine whether objector Hayes was a class member. On August 25, 2011, the District Court issued its decision determining that Hayes was not a class member. On September 30, 2011, objector Hayes filed a notice of appeal from the District Court’s decision. On January 9, 2012 objector Hayes dismissed his appeal with prejudice. No other appeals are pending, the order approving the settlement is final, and the matter is now concluded.

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals. On December 2, 2010, the Ninth Circuit affirmed dismissal of the lawsuits against the 30 issuer defendants on the grounds of inadequate demand, but ordered the district court to dismiss these lawsuits with prejudice. The Ninth Circuit reversed dismissal on statute of limitations grounds, but remanded all of the remaining cases to the district court with instructions to allow the underwriter defendants and/or the remaining issuer defendants to file motions to dismiss for inadequate demand. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for writ of certiorari to the United States Supreme Court. The plaintiffs and the underwriter defendants filed petitions for writ of certiorari on April 5, 2011 and April 15, 2011, respectively. On June 27, 2011, the Supreme Court granted the underwriter defendants’ petition for writ of certiorari and denied the plaintiff’s petition for writ of certiorari. On November 29, 2011 the Supreme Court heard oral argument. On March 26, 2012 the Court reversed the Ninth Circuit's ruling that plaintiffs claim was not barred by the applicable statute of limitations, and remanded for further proceedings on plaintiff's alternative claim that the statute of limitations was extended by the doctrine of equitable tolling. The District Court had determined that equitable tolling did not apply, but the Ninth Circuit had not considered that issue.

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

	High	Low
Fiscal 2011
First Quarter	$0.91	$0.88
Second Quarter	0.90	0.86
Third Quarter	0.89	0.82
Fourth Quarter	0.89	0.75

Fiscal 2010
First Quarter	$0.92	$0.80
Second Quarter	0.95	0.80
Third Quarter	0.90	0.78
Fourth Quarter	1.00	0.89

Holders of Record

There were approximately 763 stockholders of record of our common stock as of March 15, 2012. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

On November 8, 2010, the Company granted shares of restricted common stock to its non-employee directors. Michael Weinberg, the Chairman of the Board, was granted 200,000 shares, and William Clifford and Michael Margolis were each granted 100,000 shares. Shares are forfeited if not earned within five years from the date of the grant, and vest when the Company’s average closing stock price exceeds certain levels for sixty consecutive calendar days. 50% of each award vests at a stock price of $1.80, 25% vests at $2.25, and 25% vests at $2.70. These shares were not registered under the Securities Act, as amended in reliance upon Rule 701 promulgated under the Securities Act, and Rule 12h-1 promulgated under the Exchange Act.

On January 31, 2012, the Board of Directors approved a change in the Board compensation plan. In lieu of cash payments to our Board members historically paid for Board service, the Board approved an automatic, annual grant of 35,000 shares of restricted common stock for each of our non-executive Board members on January 31 of each year, starting with 2012. The restricted shares fully vest on the first anniversary of the grant and are forfeited if the Board member does not complete the full year of service.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to the shares of common stock issuable under existing equity compensation plans. The category “Equity compensation plans approved by security holders” in the table below consists of the KANA 1999 Stock Incentive Plan, as amended (the “1999 Plan”). The category “Equity compensation plans not approved by security holders” in the table below consists of the SWK Holdings Corporation 2010 Equity Incentive Plan (the “2010 Plan”).

	Number of Securities to be Issued upon Exercise of Outsanding Options, Restricted Stock, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	180,000	$2.52	-
Equity compensation plans not approved by security holders	400,000	2.14	4,100,000
Total	580,000	$2.26	4,100,000

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Following an extensive strategic process, on October 26, 2009, the Company entered into the Asset Purchase Agreement with Kay Technology, an affiliate of Accel-KKR Capital Partners III L.P. (“AKKR”). Pursuant to this Agreement, on December 23, 2009, the Company sold to Kay Technology substantially all of its assets.

The consideration in the transaction was $40.6 million, of which $38.6 million in cash was paid to the Company at closing and $1.0 million was paid to an escrow to satisfy SWK’s indemnification obligations for certain specified tax-related contingencies. We received approximately $481,000, net of expenses, from this escrow in the fourth quarter of 2010. In the second quarter of 2011, we received $169,000, net of expenses, as full payment from the remaining escrow funds.  An additional $1.0 million was paid into the Purchase Price Escrow at closing, which we received in the second quarter of 2010, and an additional $382,000 was received in the first quarter of 2010 which related to the receipt of certain customer and vendor consents to the Asset Sale. No other funds are collectable from the Asset Sale.

At the closing of the Asset Sale, the Company changed its name from Kana Software, Inc. to SWK Holdings Corporation.

Since the completion of the Asset Sale, we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition or investment candidates. Our goal is to redeploy our existing assets to acquire, or invest in, one or more businesses which could create value for our shareholders, and where existing or prospective taxable income (or the ability to generate capital gains) might be offset by use of our net operating loss (“NOL”) carryforwards. We are using a value-focused strategy and are focusing our search on U.S.-based businesses. We continue to identify and review candidates for acquisition or other investment. We are unable to assure that we will find suitable candidates or that we will be able to utilize our existing NOL carryforwards. (See “Risks Related to Our Acquisition Strategy” under Item 1A above).

From and after the completion of the Asset Sale, we have maintained our cash at two large financial institutions. As of the date hereof, we are earning annual interest income of approximately 0.45% on our cash and expect to continue to receive interest at current market rates.

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

On December 31, 2011, we had cash and cash equivalents of $38.2 million. As of December 31, 2011, we had an accumulated deficit of $4.3 billion and a positive working capital of $38.1 million. Losses from operations were $1.5 million and $1.8 million for 2011 and 2010, respectively, and we had a net loss of $1.1 million and $707,000 in 2011 and 2010 respectively. Net cash used in operating activities was $1.2 and $1.3 million in 2011 and 2010, respectively.

Due to our limited operations and substantial cash balance following the Asset Sale, we have adequate cash to fund our operations, working capital and capital expenditure requirements, comprised primarily of public company expenses and costs related to our acquisition search through December 31, 2012.

As of December 31, 2011, we had three full-time employees.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates.

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

Please refer to Note 1 of the Notes to the Financial Statements in Item 8 of this Annual Report on Form 10-K for further description of our critical accounting policies.

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

The guidance requires companies to estimate the fair value of employee stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Employee and director stock-based compensation expense for each of the years ended December 31, 2011 and 2010 was $81,000 and $8,000, respectively.

We utilize the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock options, including the option’s expected term and the price volatility of the underlying stock.

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

Effect of Recent Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Note 1 of the Notes to the Financial Statements in Item 8 of this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

There were no revenue generating operations for the years ended December 31, 2011 or 2010 as a result of the Asset Sale.

Costs and Expenses

There were no cost of revenues in the years ended December 31, 2011 or 2010.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources and corporate governance. General and administrative expenses were $1.5 million and $1.8 million for the years ended December 31, 2011 and December 31, 2010, respectively. Stock-based compensation totaled $81,000 and 8,000 in 2011 and 2010 respectively; this expense increased in 2011 due to restricted stock granted to the Board in late 2010. As of December 31, 2011 and 2010, we had three general and administrative employees.

Interest and Other Income

Interest and other income consists primarily of interest expense and adjustments to warrant value. Interest income consists primarily of interest earned on cash and cash equivalents and was approximately $254,000 and $275,000 for the years ended December 31, 2011 and 2010, respectively. The decrease in interest income related to lower average cash and cash equivalents balances in 2011 compared to 2010, as well as slightly lower interest rates. In addition, there was $30,000 and $255,000 of income of expense related to adjustment of the fair value of warrants for the years ended December 31, 2011 and 2010, respectively.

Gain on the Asset Sale

Following an extensive strategic process, on October 26, 2009, the Company entered into the Asset Purchase Agreement with Kay Technology, an affiliate of AKKR. Pursuant to this Agreement, on December 23, 2009, the Company sold to Kay Technology substantially all of its assets.

The consideration in the transaction was $40.6 million, of which $38.6 million in cash was paid to the Company at closing and $1.0 million was paid to an escrow to satisfy SWK’s indemnification obligations for certain specified tax-related contingencies. We received approximately $481,000, net of expenses, from this escrow in 2010; in addition, we received approximately $21,000 from AKKR in 2010 related to unused KANA employee stock option funds. In 2011, we received $169,000, net of expenses, as full payment from the remaining tax escrow.

Income Tax Expense

We have incurred net operating losses on a consolidated basis for all years from inception through 2011. Accordingly, we have recorded a valuation allowance for the full amount of gross deferred tax assets, as the future realization of the tax benefit is not “currently more likely than not.” In 2011 and 2010, the Company recognized income tax benefit of $26,000 and $20,000, respectively, related to the lapse of the statute of limitations for a portion of our uncertain tax positions. The net deferred tax asset for the year ended December 31, 2011 was $0.

As of December 31, 2011, we had operating loss carryforwards for federal and California income tax purposes of approximately $446 million and $137 million, respectively. The federal net operating loss carryforwards began expiring in 2011 and, if not offset against future taxable income, will expire by 2031, with the majority of such NOLs expiring by 2022.

Liquidity and Capital Resources

As of December 31, 2011, we had $38.2 million in cash, compared to $39.3 million in cash and cash equivalents as of December 31, 2010. As of December 31, 2011, we had positive working capital of $38.1 million.

On December 23, 2009, the Company completed the Asset Sale. The consideration in the transaction was $40.6 million, of which $38.6 million in cash was paid to the Company at closing and $1.0 million was paid to an escrow to satisfy SWK’s indemnification obligations for certain specified tax-related contingencies. We received approximately $481,000, net of expenses, from this escrow in the fourth quarter of 2010. In the second quarter of 2011, we received $169,000, net of expenses, as full payment from the remaining escrow funds.  An additional $1.0 million was paid into the Purchase Price Escrow at closing, which we received in the second quarter of 2010, and an additional $382,000 was received in the first quarter of 2010 which related to the receipt of certain customer and vendor consents to the Asset Sale. No other funds are collectable from the Asset Sale.

Future cash flow. Following the Asset Sale, the Company has no operating business and is seeking to complete an acquisition. As stated above, the Company expects to have net losses until we are able to complete an acquisition or interest rates increase. Our ability to generate cash in the future depends upon our success in acquiring material business operations. Until then or until interest rates increase substantially, we expect our cash receipts to consist entirely of interest upon our cash at current market rates, which are low. Additionally, we expect to incur expenses to carry out our acquisition strategy and fund public company expenses. Therefore, we expect to incur negative cash flow. See “We expect net losses for the foreseeable future due to low interest rates and because we have no operating business.” under Item 1A above.

Operating cash flow. The Company had negative cash flow from operating activities of $1.2 million for the year ended December 31, 2011, which included a net loss of $1.1 million and non-cash income of $225,000. The Company had negative cash flow from operating activities of $1.3 million for the year ended December 31, 2010, which included a net loss of $707,000 and total non-cash income of $777,000, which were partially offset by changes in operating assets and liabilities of $166,000.

Investing cash flow. The Company’s investing activities generated $169,000 and $1.9 million of cash in 2011 and 2010, respectively, primarily from Asset Sale escrow collections.

Financing cash flow. Cash generated from financing activities for the years ended December 31, 2011 and 2010 was $0 and $22,000, respectively, from stock option exercises.

Off-Balance-Sheet Arrangements. As of December 31, 2011 and 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Employee Equity Incentive Plans. See Note 1 and Note 5 of the Notes to the Financial Statements in Item 8 of this Annual Report on Form 10-K for information regarding employee equity incentive plans and stock-based compensation for the years ended December 31, 2011 and 2010. Information regarding equity incentive plans should be read in conjunction with the information appearing under the heading “Executive Compensation and Related Information” and “Equity Compensation Plan Information” in Item 11 herein.

Outlook. As of December 31, 2011, we had no operating business, and we anticipate we will not generate any income other than interest income until we consummate a business combination or develop other sources of income. See “We expect net losses for the foreseeable future due to low interest rates and because we have no operating business.” under Item 1A above. We estimate our capital resources are adequate to fund our limited operating activities for twelve months from the balance sheet date.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SWK HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SWK Holdings Corporation:

We have audited the accompanying balance sheets of SWK Holdings Corporation (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SWK Holdings Corporation as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in December 2009 the Company sold substantially all of its operating assets. As a result of this transaction, the Company has no ongoing business operations. Management’s plans as to these matters are also described in Note 1.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 30, 2012

SWK HOLDINGS CORPORATION
BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$38,203	$39,259
Prepaid expenses and other current assets	66	63
Total current assets	38,269	39,322
Property and equipment, net	4	6
Total assets	$38,273	$39,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$187	$201
Warrant liability	-	30
Total current liabilities	187	231
Other long-term liabilities	63	89
Total liabilities	250	320

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,647,394 and 41,647,394 shares issued and outstanding at December 31, 2011 and 2010, respectively	42	42
Additional paid-in capital	4,320,615	4,320,534
Accumulated deficit	(4,282,634)	(4,281,568)
Total stockholders’ equity	38,023	39,008
Total liabilities and stockholders’ equity	$38,273	$39,328

See accompanying notes to the financial statements.

SWK HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010

Total revenues	$-	$-

Costs and expenses:
General and administrative	1,545	1,759
Total costs and expenses	1,545	1,759
Loss from operations	(1,545)	(1,759)
Interest and other income	284	530
Gain on sale of assets	169	502
Loss before income taxes	(1,092)	(727)
Income tax benefit	26	20
Net loss	$(1,066)	$(707)
Basic and diluted net loss per share	$(0.03)	$(0.02)
Shares used in computing basic net income loss per share	41,247	41,235
Shares used in computing diluted net loss per share	41,247	41,235

See accompanying notes to the financial statements.

SWK HOLDINGS CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2009	41,215,661	$41	$4,320,505	$-	$(4,280,861)	$39,685
Issuance of common stock in connection with employee stock plans	431,733	1	21	-	-	22
Stock-based compensation	-	-	8	-	-	8
Total comprehensive and net loss	-	-	-	-	(707)	(707)
Balances at December 31, 2010	41,647,394	$42	$4,320,534	$-	$(4,281,568)	$39,008
Stock-based compensation	-	-	81	-	-	81
Total comprehensive and net loss	-	-	-	-	(1,066)	(1,066)
Balances at December 31, 2011	41,647,394	$42	$4,320,615	$-	$(4,282,634)	$38,023

See accompanying notes to the financial statements.

SWK HOLDINGS CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,066)	$(707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	-
Gain on sale of assets	(169)	(502)
Stock-based compensation	81	8
Other non-cash gain	(26)	(20)
Change in fair value of warrant liability	(30)	(255)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3)	(35)
Accounts payable and accrued liabilities	(14)	201
Net cash used in operating activities	(1,225)	(1,310)

Cash flows from investing activities:
Proceeds from Asset Sale, net	169	1,945
Purchases of property and equipment	-	(6)
Net cash provided by investing activities	169	1,939

Cash flows from financing activities:
Proceeds from issuance of common stock	-	22
Net cash provided by financing activities	-	22

Net increase (decrease) in cash and cash equivalents	(1,056)	651
Cash and cash equivalents at beginning of period	39,259	38,608
Cash and cash equivalents at end of period	$38,203	$39,259

See accompanying notes to the financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

Since the completion of the Asset Sale (see Basis of Presentation and Note 2), we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition or investment candidates. Our goal is to redeploy our existing assets to acquire, or invest in, one or more businesses which could create value for our shareholders, and where existing or prospective taxable income (or the ability to generate capital gains) might be offset by use of our NOL carryforwards. We are using a value-focused strategy and are focusing our search on U.S.-based businesses. As of the date hereof, we are in the process of indentifying candidates for acquisition or other investment. We are unable to assure that we will find suitable candidates or that we will be able to utilize our existing NOL carryforwards.

Basis of Presentation

SWK Holdings Corporation was known until December 23, 2009 as KANA Software, Inc. (“KANA”) and was headquartered in Menlo Park, California.

Following an extensive strategic process, on October 26, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kay Technology Corp., Inc. ("Kay Technology"), an affiliate of Accel-KKR Capital Partners III, L.P. (“AKKR”). The consideration in the transaction was $40.6 million, of which $38.6 million in cash was paid to the Company at closing and $1.0 million was paid to an escrow to satisfy SWK’s indemnification obligations for certain specified tax-related contingencies. We received approximately $481,000, net of expenses, from this escrow in the fourth quarter of 2010. In the second quarter of 2011, we received $169,000, net of expenses, as full payment from the remaining tax escrow funds.  An additional $1.0 million was paid into the Purchase Price Escrow at closing, which we received in the second quarter of 2010, and an additional $382,000 was received in the first quarter of 2010 which related to the receipt of certain customer and vendor consents to the Asset Sale. No other funds are collectable from the Asset Sale.

At the closing of the Asset Sale, the Company amended its certificate of incorporation to change its name from Kana Software, Inc. to SWK Holdings Corporation.

As of December 31, 2011, the Company had no material operating business and our only material balance sheet asset was our cash.

Since the completion of the Asset Sale, we have been seeking to redeploy our cash to maximize value for our stockholders and are seeking, analyzing and evaluating potential acquisition or investment candidates. Our goal is to redeploy our existing assets to acquire, or invest in, one or more businesses which could create value for our shareholders, and where existing or prospective taxable income, or the ability to generate capital gains, might be offset by use of our NOL carryforwards. We are using a value-focused strategy and are focusing our acquisition search on U.S.-based businesses. We continue to identify and review candidates for acquisition or other investment. We are unable to assure that we will find suitable candidates or that we will be able to utilize our existing NOL carryforwards.

Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2011 or 2010, as all of our cash was held in checking or savings accounts.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate their fair values due to their relatively short maturities or payment terms.

Certain Risks and Concentrations

Financial instruments subjecting the Company to concentrations of credit risk have consisted primarily of cash and cash equivalents. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. Deposits in these institutions are substantially in excess of the federally insured amounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three years for computer equipment, software and furniture and fixtures, the shorter of ten years or the life of the lease for leasehold improvements. Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in operations. Improvements that extend the life of a specific asset are capitalized, while normal maintenance and repairs are charged to operations as incurred.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions, which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

Employee stock-based compensation expense recognized in the statements of operations was $81,000 and $8,000 for the years ended December 31, 2011 and 2010, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting or service period on a straight-line basis.

Stock-based option compensation is based on the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Since stock-based compensation expense recognized in the statements of operations for the years ended December 31, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

See Note 5, “Stockholders’ Equity” for additional information on stock-based compensation.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount where realization is more likely than not.

The Company recognizes liabilities for uncertain tax positions based on the provisions of ASC Topic 740, "Income Taxes" ("ASC 740"). If the Company ultimately determines that the payment of such a liability is not necessary, then the Company reverses the liability and recognizes a tax benefit during the period in which the determination is made that the liability is no longer necessary. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax benefit in the statements of operations.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options, vesting of restricted stock, and warrants deemed outstanding using the treasury stock method. Outstanding unvested warrants, restricted shares and stock options of approximately 2,495,000 and 2,544,000 at December 31, 2011 and 2010, respectively, have been excluded from the calculation of diluted net loss per share as these securities were anti-dilutive for the periods presented. Basic and diluted net loss per share for the years ended December 31, 2011 and 2010 is as follows (in thousands, except for per share data):

	Years Ended December 31,
	2011	2010

Net loss	$(1,066)	$(707)

Computation of common shares outstanding - basic loss per share:

Weighted average common stock	41,247	41,235
Basic loss per share	$(0.03)	$(0.02)

Computation of common shares outstanding - diluted loss per share:

Weighted average common stock	41,247	41,235
Dilutive options using the treasury stock method	-	-
Shares used in computing diluted loss per share	41,247	41,235
Diluted loss per share	$(0.03)	$(0.02)

Comprehensive Loss

The Company reports comprehensive loss in accordance with FASB guidance, which establishes standards for reporting comprehensive loss and its components in the financial statements. The components of other comprehensive loss consists of net loss and foreign currency translation adjustments. Comprehensive loss and the components of accumulated other comprehensive loss are presented in the accompanying statements of stockholders’ equity. During the years ended December 31, 2011 and 2010, net loss equaled comprehensive loss.

Note 2. Sale of Substantially All of the Company’s Assets

On December, 23, 2009, pursuant to the terms of the Asset Purchase Agreement, dated October 26, 2009, the Company sold to Kay Technology substantially all of its assets other than (i) NOLs, (ii) certain other deferred tax assets, (iii) cash received upon the exercise of certain options and warrants, (iv) certain potential income tax refunds, (v) stockholder and stock option records, (vi) contracts related to any equity investments and our stockholder rights plan, (vii) insurance policies and (viii) certain other immaterial assets. Kay Technology assumed substantially all of the Company’s liabilities, other than those: (i) arising under the Asset Purchase Agreement, including related taxes and transaction costs, (ii) related to the assets retained in the Asset Sale, (iii) insured by our insurance policies or related to indemnification of directors or officers, (iv)  relating to the payment of income taxes for periods prior to the closing or as a transferee or successor, (v)  with respect to certain employees not hired by Kay Technology, (vi)  in connection with contracts related to any equity investment in KANA and our stockholder rights plan, and (vii) arising from any claims by any of KANA’s stockholders or other equity holders. All subsidiaries of the Company were also transferred to Kay Technology in the transaction.

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

The Company recognized $1.0 million in contingent consideration as of December 31, 2009 as a non-trade receivable in the balance sheet. This contingent consideration was paid into the Purchase Price Escrow at closing to satisfy our obligations under any potential downward “true-up” adjustment to the purchase price post-closing. This amount was received in the second quarter of 2010.

Additional consideration of $1.0 million also held in escrow for certain tax-related contingencies was not booked as a receivable as of December 31, 2009, given some uncertainty in the collectability of this escrow.  We received approximately $481,000 from this escrow in the fourth quarter of 2010, which amount was net of allowable expenses incurred by Kay Technology to resolve the matter. In the second quarter of 2011, we received approximately $169,000 from the remaining escrow account, which is net of allowable expenses incurred by Kay Technology in resolving the matter. There are no other funds collectible from the Asset Sale.

The gain on sale of the Company's assets, as included in the statement of operations, is based on the carrying value of the assets sold and liabilities assumed immediately prior to the closing of the transaction. The subsequent gain on the Asset Sale due to residual activities in 2011 and 2010 was determined as follows (in thousands):

	Year Ended December 31,
	2011	2010
Net collection of escrow amounts	$169	$481
Other Asset Sale collections	-	21
	$169	$502

Note 3.  Financial Statement Detail

Accounts payable and accrued liabilities as of December 31, 2011 and 2010 consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
Accounts payable, accrued payroll and related expenses	$177	$23
Accrued sales taxes	-	115
Other accrued liabilities	10	63
	$187	$201

Interest and other income consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
Interest income	$254	$275
Change in fair value of warrant liability	30	255
	$284	$530

Note 4. Commitments and Contingencies

(a)  Lease Obligations

All lease obligations of the Company immediately prior to the closing of the Asset Sale were assumed by Kay Technology in the Asset Sale.

Our corporate headquarters are located in Provo, Utah, where we sublease approximately 2,300 square feet on a month-to-month basis under an agreement with Nightwatch Capital Advisors, LLC, a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer. Our rent under this sublease is approximately $4,200 per month.

Rent expense for properties in use was approximately $50,000 and $49,000 for the years ended December 31, 2011 and 2010, respectively.

(b) Other Contractual Obligations

As of December 31, 2011 and 2010, the Company had no material future contractual obligations.

(c) Litigation

In July 2001, the Company, its underwriters, and certain officers and directors were named as defendants in a securities class action lawsuit. This case is one of several hundred similar cases that have been consolidated into a single action.  The complaint alleges misstatements and omissions concerning underwriters’ compensation in connection with the Company’s initial public offering.  In February 2003, the Court denied a motion to dismiss that would have disposed of the claims against the Company.  A settlement proposal, which did not admit wrongdoing, had been approved by the Board and preliminarily approved by the Court.  While the parties’ request for court approval of the settlement was pending, in December 2006 the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions.  In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class.  At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties.  Plaintiffs filed an amended complaint on August 14, 2007.  On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008.  On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the Court denied in March 2008.  Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, engaged in mediation and settlement negotiations.  They reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009.  As part of this settlement, the Company’s insurance carrier agreed to assume the Company’s entire payment obligation under the terms of the settlement.  On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement.  After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009.  Several objectors filed notices of appeal to the United States Court of Appeal for the Second Circuit from the District Court’s order granting final approval of the settlement. All but two of the objectors withdrew their appeals, and Plaintiff moved to dismiss the remaining appeals, one for violation of the Second Circuit’s rules and one for lack of standing. On May 17, 2011, the Second Circuit granted the motion to dismiss one objector’s appeal for violations of the Court’s rules and remanded the other appeal to the District Court to determine whether objector Hayes was a class member. On August 25, 2011, the District Court issued its decision determining that Hayes was not a class member. On September 30, 2011, objector Hayes filed a notice of appeal from the District Court’s decision. On January 9, 2012, objector Hayes dismissed his appeal with prejudice. No other appeals are pending, the order approving the settlement is final, and the matter is now concluded.

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals. On December 2, 2010, the Ninth Circuit affirmed dismissal of the lawsuits against the 30 issuer defendants on the grounds of inadequate demand, but ordered the district court to dismiss these lawsuits with prejudice. The Ninth Circuit reversed dismissal on statute of limitations grounds, but remanded all of the remaining cases to the district court with instructions to allow the underwriter defendants and/or the remaining issuer defendants to file motions to dismiss for inadequate demand. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for writ of certiorari to the United States Supreme Court. The plaintiffs and the underwriter defendants filed petitions for writ of certiorari on April 5, 2011 and April 15, 2011, respectively. On June 27, 2011, the Supreme Court granted the underwriter defendants’ petition for writ of certiorari and denied the plaintiff’s petition for writ of certiorari. On November 29, 2011 the Supreme Court heard oral argument. On March 26, 2012 the Court reversed the Ninth Circuit's ruling that plaintiffs claim was not barred by the applicable statute of limitations, and remanded for further proceedings on plaintiff's alternative claim that the statute of limitations was extended by the doctrine of equitable tolling. The District Court had determined that equitable tolling did not apply, but the Ninth Circuit had not considered that issue.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources.

(d) Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2011 and 2010.

Note 5. Stockholders’ Equity

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

As of December 31, 2011, the Company had the following warrants outstanding and exercisable:

	Number of warrants	Warrant exercise price
June 2005 warrants expiring in September 2012	815,769	$2.45
September 2005 warrants expiring in September 2012	945,687	$1.97
October 2005 warrants expiring in October 2012	153,130	$1.97

Total	1,914,586

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

On January 31, 2012, the Board of Directors approved a change in the Board compensation plan. In lieu of cash payments to our Board members historically paid for Board service, the Board approved an automatic, annual grant of 35,000 shares of restricted common stock for each of our non-executive Board members on January 31 of each year, starting with 2012. The restricted shares fully vest on the first anniversary of the grant and are forfeited if the Board member does not complete the full year of service.

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2009	6,403,048	3.50	0.7	$163,210
Options cancelled and retired	(6,142,315)	3.55
Options exercised	(31,733)	0.71
Options granted	-	-
Balances, December 31, 2010	229,000	$2.52	5.2	$4,000
Options cancelled and retired	(49,000)	2.52
Options exercised	-	-
Options granted	-	-
Balances, December 31, 2011	180,000	$2.52	5.4	$2,400

Options vested and exerciseable and expected to be vested and exerciseable at December 31, 2011	180,000	$2.52	5.4	$2,400
Options vested and exerciseable at December 31, 2011	180,000	$2.52	5.4	$2,400

On December 31, 2011, there were 4.1 million shares reserved for equity awards under the 2010 Stock Incentive Plan. At December 31, 2011, the Company had no unrecognized stock option compensation expense, and had $73,000 of total unrecognized restricted stock compensation expense, net of estimated forfeitures, that will be recognized over the weighted average remaining period of 1.2 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2011:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding, Vested and Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share
$0.70	20,000	7.5	$0.70
1.24	20,000	6.6	1.24
2.65	10,000	5.9	2.65
2.67	20,000	5.6	2.67
2.95	90,000	4.7	2.95
$3.50	20,000	5.2	3.50
Total	180,000	5.4	$2.52

There were no options granted in 2011 or 2010.

On November 8, 2010, the Company granted shares of restricted common stock to its non-executive directors. Michael Weinberg, the Chairman of the Board, was granted 200,000 shares, and William Clifford and Michael Margolis were each granted 100,000 shares. Shares are forfeited if not earned within five years from the date of the grant, and vest when the Company’s average closing stock price exceeds certain levels for sixty consecutive calendar days. 50% of each award vests at a stock price (as defined above) of $1.80, 25% vests at $2.25, and 25% vests at $2.70. All 400,000 shares are included in the Company’s shares outstanding as of December 31, 2011, but are not included in the computation of basic EPS as the shares are not yet earned by the recipients.

For performance shares restricted stock granted in 2010 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period per ASC 718 using the graded amortization method. The fair value and derived service period was calculated using a lattice model and included adjustments to the fair value of the Company’s common stock resulting from the vesting conditions being based on the underlying stock price. The weighted average fair value of these awards was $0.47 per share.

No shares of restricted stock vested under their terms or were forfeited during the year ended December 31, 2011.

Note 6. Warrant Liability

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB eliminating an exemption to derivative treatment for certain financial instruments. As a result of adopting this guidance, warrants to purchase 1,914,586 of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45 and expire in September or October 2012. The Company recorded a gain of $30,000 and a gain of $255,000 for the years ended December 31, 2011 and 2010, respectively, primarily due to a decrease in volatility and the outstanding term, which are included in interest and other income on the statement of operations. The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of January 1, 2010 and December 31, 2010 and 2011 were as follows:

	Expiration Date
	September 2012	October 2012
Assumptions as of December 31, 2010:
Risk-free interest rate	0.6%	0.6%
Expected volatility	39%	43%
Expected life (in years)	1.7	1.8
Dividend yield	0%	0%

	Expiration Date
	September 2012	October 2012
Assumptions as of December 31, 2011:
Risk-free interest rate	0.1%	0.1%
Expected volatility	32%	31%
Expected life (in years)	0.7	0.8
Dividend yield	0%	0%

Note 7.  Income Taxes

The components of loss before income tax benefit are as follows (in thousands):

	December 31,
	2011	2010
U.S.	$(1,092)	$(727)
Foreign	-	-
	$(1,092)	$(727)

The components of the income tax benefit are as follows (in thousands):

	December 31,
	2011	2010
Federal tax benefit at statutory rate	$(371)	$(208)
Change in valuation allowance	(10,626)	(5,977)
Other	(5)	(33)
Non-deductible change in fair value of warrant	(11)	(95)
State income taxes rate differential	(36)	(20)
Net change in uncertain tax positions	(26)	(20)
Write off of deferred tax assets	11,049	6,333
Total tax expense	$(26)	$(20)

Deferred tax assets consist of the following (in thousands):

	December 31,
	2011	2010
Deferred Tax Assets
Credit carryforward	$6,148	$6,148
Stock based compensation	35	-
Other	601	605
Net operating losses	159,615	170,271

Gross deferred tax assets	166,399	177,024
Valuation allowance	(166,399)	(177,024)
Net Deferred Tax Assets	$-	$-

The net change in the valuation allowance for the year ended December 31, 2011 was a net decrease of approximately $11 million mostly due to the write off of deferred tax assets upon expiration of a portion of the Company's NOLs.  The net change in the valuation allowance for the year ended December 31, 2010 was a net decrease of approximately $6 million due to the write off of deferred tax assets.  Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

A portion of deferred tax assets relating to NOLs pertains to NOL carryforwards resulting from tax deductions upon the exercise of employee stock options of approximately $6.3 million.  When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax expense.

As of December 31, 2011 the Company had NOLs for federal and state income tax purposes of $446 million and $137 million, respectively. The federal and state operating losses, if not offset against future taxable income, will expire by 2031, with the majority of such NOLs expiring by 2022.

The Company also had federal and state research carryforwards of approximately $2.7 million and $5.2 million, respectively.  The federal credits will expire by 2030 and the state credits have no expiration.

Pursuant to the Internal Revenue Code, the amounts of and benefits from NOLs may be impaired or limited in certain circumstances.  Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.  The portion of the net operating loss and tax credit carryforwards subject to potential expiration or IRC Sec. 382 limitation has not been included in deferred tax assets.

The Company records liabilities, where appropriate, for all uncertain income tax positions.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.  The adoption of these provisions did not have an impact on the Company's financial condition, results of operations or cash flows.  In 2011, the Company released $30,000 of unrecognized tax benefit due to the lapse of the statute of limitation. At December 31, 2011, the Company had $63,000 of unrecognized tax benefits.

For years ended December 31, 2011, and 2010 the Company accrued approximately $3,600, and $3,000 respectively, of interest related to unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (rounded):

	2011	2010
Balance as of January 1	$89,000	$109,000
Additions for tax positions related to the current year	4,000	3,000
Additions for tax positions related to prior years	-	-
Reductions for tax positions of prior years due to lapse of statute of limitation	(30,000)	(23,000)
Settlements	-	-
Balance as of December 31	$63,000	$89,000

The Company is subject to taxation in the US and various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1997 through December 31, 2011 due to carryforward of unutilized net operating losses and research development credits.  The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2011.

Note 8. Information About Geographic Areas

All of the Company’s long-lived assets, which consist only of property and equipment, are located in the United States as of December 31, 2011.

Note 9. Fair Value Measurement—Financial Liabilities

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

The Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2011 was $0.

The warrant liability decreased by $30,000 during the year ended December 31, 2011 to $0 primarily due to lower volatility and a shorter term. The fair value was calculated using the Black-Scholes option pricing model.

The change in the value of the warrant liability during the years ended December 31, 2011 and 2010 was as follows (in thousands):

	2011	2010
Fair value - beginning of period	$30	$285
Change in fair value	(30)	(255)
Fair value - end of period	$-	$30

The valuation of the warrants is discussed in Note 6.

Note 10. Subsequent Events

On January 31, 2012, the Board of Directors approved a change in the Board compensation plan. In lieu of cash payments to our Board members historically paid for Board service, the Board approved an automatic, annual grant of 35,000 shares of restricted common stock for each of our non-executive Board members on January 31 of each year, starting with 2012. The restricted shares fully vest on the first anniversary of the grant and are forfeited if the Board member does not complete the full year of service.

On February 2, 2012, the Board of Directors approved the renewal of the Company’s shareholder rights plan, which would have expired on February 3, 2012. The Board renewed the plan on substantially the same terms as the previous plan, but with an expiration date of February 3, 2015. See discussion of the Company’s shareholder rights plan in Part I, Item 1.

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

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of the Interim Chief Executive Officer and the Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted  in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures which (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Interim Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2011, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2011 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

		Committee		Director
Name	Age	Memberships	Principal Occupation	Since
Class I Director
Michael D. Weinberg	47	Governance, Compensation	Employee of Carlson Capital, L.P.	2009
Class II Director
William T. Clifford	65	Compensation, Audit	Chief Executive Officer of Spencer Trask & Co.	2005
Class III Directors
Michael A. Margolis	45	Audit, Governance	Managing Member of Maric LS, LLC and Maric Fund Management, LLC	2010
John F. Nemelka	46		Interim Chief Executive Officer of the Company	2005

William T.  Clifford.  Class II Director (Term to expire in 2013). Mr. Clifford, age 65, has served on the Board since December 2005.  Since March 2008, Mr. Clifford has been the Chief Executive Officer of Spencer Trask & Co., a leading private equity and venture capital firm.  From August 2005 until March 2008, Mr. Clifford served as Chairman of the Board of Directors and Chief Executive Officer of Aperture Technologies, Inc., a data center management software solutions company.  He served on the Board of Directors of Aperture Technologies, Inc. from 2003 until his appointment as Chairman of the Board of Directors and Chief Executive Officer in August 2005.  From 2001 to 2003, Mr. Clifford served as a General Partner of The Fields Group, a venture capital and management consulting firm.  From 1993 to 1999, Mr. Clifford held various executive positions at the Gartner Group, Inc., an information technology research and market company, including President and Chief Executive Officer.  Prior to these positions, Mr. Clifford was President of the Central and National Account divisions and Corporate Vice President, Information Systems Development at Automatic Data Processing, Inc., a transaction processing and data communication services company.  Mr. Clifford holds a B.A. degree in Economics from the University of Connecticut.  Mr. Clifford also serves on the Board of Directors of GridApp Systems, Inc., a provider of database automation solutions and Eggs Overnight, a provider of shipping solutions.  Mr. Clifford is a Class II Director whose current term expires in 2013.  The Board believes that Mr. Clifford’s experience as the Chief Executive Officer of the Gartner Group and Spencer Trask & Co. will be valuable to the Company as it explores investment opportunities, and that his management experience will be valuable if the Company is successful in acquiring one or more businesses.

Michael A. Margolis.  Class III Director (Term to expire in 2014). Mr. Margolis, age 45, is the founder and member of Maric LS, LLC, formed in 2005, and Maric Fund Management, LLC, formed in 2011, (collectively, "Maric") which serve as investment managers for various public or private equity investments. Maric is focused on investing in inefficient, out-of-favor, complex or overlooked value-oriented opportunities. From 2002 to 2005, Mr. Margolis was a Director of Sage Capital Growth, Inc., an investment manager focused on public and private equity investment opportunities worldwide. From 1998 to 2002, Mr. Margolis was a co-founder and Partner of Arcadia Partners, L.P., a private equity fund focused on the education and training sectors.  From 1993 to 1998, Mr. Margolis was employed by Bear, Stearns & Co. Inc., as an associate and subsequently as a Vice President in investment banking in the Media and Entertainment Group in New York.  From 1989 to 1991, Mr. Margolis was employed by Kidder, Peabody & Co. Incorporated as a financial analyst in the Mergers and Acquisitions Group in New York.  Mr. Margolis received an M.B.A. degree from Harvard Business School in 1993 and a B.A. degree in philosophy from University of Michigan in 1989.  The Board believes that Mr. Margolis’ experience in managing and making investments, including value-oriented investments, will be valuable to the Company as it explores investment opportunities.

   John F. Nemelka. Class III Director (Term to expire in 2014). Mr. Nemelka, age 46, joined the Board in October 2005.  Since January 4, 2010, Mr. Nemelka has been serving as our Interim Chief Executive Officer.  Mr. Nemelka founded NightWatch Capital Group, LLC, an investment management business, and has served as its Managing Principal since its formation in July 2001.  From 1997 to 2000, Mr. Nemelka was a Principal at Graham Partners, a private equity investment firm and affiliate of the privately-held Graham Group.  From 2000 to 2001, Mr. Nemelka was a Consultant to the Graham Group.  Mr. Nemelka holds a B.S. degree in Business Administration from Brigham Young University and an M.B.A. degree from the Wharton School at the University of Pennsylvania.  Mr. Nemelka also serves on the Board of Directors of a public medical technology company, SANUWAVE Health, Inc, and LiqTech International, Inc., a manufacturer of gas and liquid filtration products.  Mr. Nemelka has substantial experience in investing and sourcing and executing acquisitions, which the Board believes is essential to enable the Company to carry out its acquisition strategy.

Michael D.  Weinberg.   Class I Director (Term to expire in 2012). Mr. Weinberg, age 47, was elected to the Board on December 23, 2009 and was recommended as a nominee to the Board by Carlson Capital, L.P.  (“Carlson Capital”), an investment management business which, as of March 15, 2012 beneficially owned 29.5% of our outstanding common stock.  Mr. Weinberg has been an employee of Carlson Capital since March 1, 2011 and was a consultant to Carlson Capital from September 2007 to February 2011.   From November 1999 to September 2007, Mr. Weinberg was Director of Special Projects at Carlson Capital.  Since April 2007, Mr. Weinberg has served as the managing member of BirdDog Capital, LLC, a holding company involved in retail and restaurant franchises. From January 1996 to November 1999, Mr. Weinberg was Director of Investments at Richmont Capital Partners, L.P., the investment affiliate of privately-held Mary Kay Cosmetics.  Mr. Weinberg holds a B.A. degree from the Plan II Liberal Arts Honors Program and a J.D. degree, both from the University of Texas at Austin.  The Board believes that Mr. Weinberg’s experience in the financial services industry and in evaluating acquisitions will be valuable to the Company as it explores investment opportunities.

Committees of the Board

The Board has three standing committees: the audit committee, the compensation committee and the governance and nominating committee.

Audit Committee.  We have a standing audit committee of the Board (the “Audit Committee”) established in accordance with Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Since July 30, 2010, the members of our Audit Committee have been Mr.  Margolis (Chair) and Mr. Clifford.  Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under the NASDAQ Stock Market Rules and the rules of the Securities and Exchange Commission (“SEC”).  In addition, the Board determined that Mr. Margolis is an “audit committee financial expert” as defined in the rules of the SEC.

The Audit Committee met 7 times in 2011.  The report of the Audit Committee is provided below.  The Board has adopted a written charter for the Audit Committee, a copy of which is posted in the Corporate Governance section of our Internet website (at www.swkhold.com).  The principal functions of the Audit Committee are to oversee our accounting and financial reporting processes and the audits of our financial statements, oversee our relationship with our independent auditors, including selecting, evaluating and setting the compensation of, and approving all audit and non-audit services to be performed by the independent auditors, and facilitate communication among our independent auditors and our financial and senior management.

Compensation Committee.  We have a standing compensation committee of the Board (the “Compensation Committee”).  The members of our Compensation Committee are Messrs. Clifford (Chair) and Weinberg.

The Compensation Committee met 2 times in 2011.  Each current member of the Compensation Committee meets the independence and other requirements to serve on our Compensation Committee under the NASDAQ Stock Market Rules and the rules of the SEC.  Mr. Nemelka met such requirements in the period during which he served on the Committee.

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

Governance and Nominating Committee.  We have a standing governance and nominating committee of the Board (the “Governance and Nominating Committee”).  Since July 30, 2010, the members of our Governance and Nominating Committee are Mr. Weinberg (Chair) and Mr. Margolis. The Governance and Nominating Committee met 3 times in 2011.  Each of Messrs. Weinberg and Margolis meets the independence and other requirements to serve on our Governance and Nominating Committee under the NASDAQ Stock Market Rules and the rules of the SEC.

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

Compensation of Directors

Starting in July 2010, we paid each of our non-executive directors (i) an annual fee of $15,000 and (ii) an additional $2,500 for each of the four regularly scheduled Board meetings that such director attends, and (iii) an additional $10,000 for each Committee Chair. Starting in January 2012, the Board will be paid an automatic, annual grant of 35,000 restricted shares of our common stock in lieu of the above cash payments. The restricted stock fully vests on the first anniversary of each grant, and is forfeited if the Board member does not complete the year of service.

We reimburse our directors for reasonable travel and other reasonable expenses incurred in connection with attending the meetings of the Board.  The Company is also party to indemnification agreements with each of its directors.

2011 Director Compensation

The table below summarizes the compensation paid by the Company to non-executive directors for the fiscal year ended December 31, 2011.  Mr. Nemelka was appointed Interim Chief Executive Officer and President of the Company on January 4, 2010 and has not received any compensation for his services as a director from and after such date.

Name	Fees Earned or Paid in Cash	Option and Restricted Stock Awards (1)	Total
William T. Clifford	$35,000	$20,332	$55,332
Michael A. Margolis	35,000	20,332	55,332
John F. Nemelka	-	-	-
Michael D. Weinberg	$35,000	$40,664	$75,664

(1)	The amounts reported represent the stock-based compensation expense that was calculated in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”).

Options Outstanding at Fiscal Year End

The aggregate number of options and shares of restricted stock outstanding for each of our directors as of December 31, 2011 is provided in the table below.  Mr. Nemelka became the Company’s Interim Chief Executive Officer effective January 4, 2010.  Mr. Nemelka has not received any compensation as a director from and after such date.

	Number of Shares	Number of Shares
	Subject to Options	Subject to Restricted
Director	Outstanding	Stock Outstanding
William T. Clifford	100,000	100,000
Michael A. Margolis	-	100,000
John F. Nemelka	80,000	-
Michael Weinberg	-	200,000

Executive Officers

The biographical information for John Nemelka, our Interim Chief Executive Officer, is set forth above under Directors.

Paul V. Burgon.  Mr. Burgon, age 41, has served as a Principal and CFO of NightWatch Capital Advisors, LLC since March 2005.  Mr. Burgon was a Manager and then Director of Corporate Development for Danaher Corporation from 1998 to 2005, where he analyzed, structured and negotiated approximately 50 acquisitions and divestitures representing nearly $2 billion. Mr. Burgon worked at Fluke Corporation where he led corporate development efforts from 1997 to 1998 and worked in Coopers & Lybrand’s acquisition advisory group from 1994 to 1997.  Mr. Burgon also serves on the Board of Directors of LiqTech International Inc., a manufacturer of gas and liquid filtration products. Mr. Burgon holds a B.S.B.A. degree (cum laude) in finance and international business and an M.B.A. degree from the McDonough School of Business at Georgetown University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock.  Based solely on (i) information provided to us by our current officers and directors, and (ii) our review of reporting forms filed by our directors, executive officers and persons who hold more than 10% of our outstanding common stock, we believe that during 2011 such persons filed the reports required under Section 16(a) of the Exchange Act on a timely basis.

ITEM 11.                      EXECUTIVE COMPENSATION.

Executive Compensation and Related Information

The table below summarizes the total compensation earned by each of the named executive officers for the fiscal years ended December 31, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (1)	Total

John F. Nemelka	2010	$200,000	$-	-	-	-	$200,000
Interim Chief Executive Officer	2011	$200,000	-	-	-	4,682	204,682

Paul V. Burgon	2010	$175,000	-	-	-	-	175,000
Interim Chief Financial Officer	2011	$175,000	$-	-	-	$6,315	$181,315

(1) Represents payment for unused vacation.

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

Outstanding Equity Awards at December 31, 2011

Below are the options outstanding for the Company’s named executive officers as of December 31. 2011.  Mr. Nemelka was awarded these options prior to his appointment as an executive officer of the Company, in his capacity as a director of the Company.

Name	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
John F. Nemelka	40,000	$2.95	9/7/2016
	10,000	3.50	3/5/2017
	10,000	2.67	7/25/2017
	10,000	1.24	7/28/2018
	10,000	0.70	7/6/2019
Paul V. Burgon	-	$-

2011 Option Exercises

None of our named executive officers acquired shares of our common stock pursuant to the exercise of options during our fiscal year ended December 31, 2011.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Messrs. Clifford and Weinberg. No members of our Compensation Committee were employees of SWK during 2011 or at any time prior to 2010. During 2011, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board or our Compensation Committee.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of our common stock as of [March 15, 2012], by the following individuals or groups:

•	each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;
•	each of our named executive officers;
•	each of our directors; and
•	all current directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Applicable percentage ownership in the following table is based on 41,247,394 shares of common stock outstanding as of March 15, 2012, as adjusted to include options and warrants exercisable within 60 days of March 15, 2012 held by the indicated stockholder or stockholders.  The shares of common stock outstanding excludes 400,000 shares of restricted common stock granted to directors, which will not vest within 60 days of March 15, 2012 and do not have any voting rights until they vest, as well as 105,000 shares of restricted stock granted to directors that vest on January 31, 2013.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Paul V. Burgon (1)	1,451,945	3.4%
William T. Clifford (2)	100,000	*
Michael A. Margolis (3)	803,600	1.9%
John F. Nemelka (4)	1,537,012	3.6%
Michael D. Weinberg (5)	-	*
All 5 current and former officers and directors as a group (6)	2,460,589	5.7%

5% Stockholders
Entities affiliated with Carlson Capital, LP (7)	12,149,100	29.5%

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

(2)             Comprised of 100,000 stock options that are exercisable within 60 days of March 15, 2012.  Excludes 100,000 shares of restricted stock that vest based upon the 60 day average closing price of the Company’s common stock, and excludes 35,000 shares of restricted stock that vests on January 31, 2013, as described under “Unregistered Sales of Equity Securities” in Item 5 above.
(3)           Includes 803,600 shares of common stock owned by Maric Capital Master Fund, Ltd,. Maric LS, LLC is the investment manager of Maric Capital Master Fund, Ltd.  Michael Margolis is the member of Maric LS, LLC. Mr. Margolis disclaims beneficial ownership of any and all such shares in excess of his pecuniary interest therein.  Excludes 100,000 shares of shares of restricted common stock that vest based upon the 60 day average closing price of the Company’s common stock, and excludes 35,000 shares of restricted stock that vests on January 31, 2013, as described under “Unregistered Sales of Equity Securities” in Item 5 above.
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
(5)           Excludes 200,000 shares of restricted stock that vest based upon the 60 day average closing price of the Company’s common stock and excludes 35,000 shares of restricted stock that vests on January 31, 2013, as described under "Unregistered Sales of Equity Securities" in Item 5 above.  Mr. Weinberg and Carlson Capital, L.P. have advised the Company that Mr. Weinberg is an employee of Carlson Capital, L.P., but is not a controlling person thereof.
(6)           Includes 1,611,968 shares subject to stock options and warrants that are exercisable within 60 days of March 15, 2012.
(7)           Based solely on the Form 4 filed on March 1, 2012 with the SEC reporting beneficial ownership of 12,149,100 shares.  The shares are directly beneficially owned by Double Black Diamond Offshore Ltd. and Black Diamond Offshore Ltd. (together, the "Funds").  Carlson Capital, L.P. is the investment manager of the Funds.  Asgard Investment Corp.  ("Asgard") is the general partner of Carlson Capital.  Clint D. Carlson is the President of Asgard and the Chief Executive Officer of Carlson Capital.  Carlson Capital disclaims beneficial ownership of any and all such shares in excess of their pecuniary interest therein.  The principal business address of Carlson Capital is 2100 McKinney Avenue, Suite 1800, Dallas, TX 75201.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to the shares of common stock  issuable under existing equity compensation plans. The category “Equity compensation plans approved by security holders” in the table below consists of the KANA 1999 Stock Incentive Plan, as amended (the “1999 Stock Incentive Plan”). The category “Equity compensation plans not approved by security holders” in the table below consists of the SWK Holdings Corporation 2010 Equity Incentive Plan, which has not been approved by our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans under which equity securities are authorized for issuance, as of December 31, 2011:

	Number of Securities to be Issued upon Exercise of Outsanding Options, Restricted Stock, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	180,000	$2.52	-
Equity compensation plans not approved by security holders	400,000	2.14	4,100,000
Total	580,000	$2.26	4,100,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Certain Transactions with Related Persons

Since January 2010, we have been subleasing approximately 2,300 square feet on a month-to-month basis under an agreement with Nightwatch, a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer.  Our rent under this sublease is approximately $4,200 per month.  Additionally, we have entered into a services agreement with Nightwatch to provide certain administrative services at cost.  The expenses under the services agreement are expected to be less than $1,000 per month.

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

The Board met 20 times in 2011, including telephone conference meetings.  During 2011, no director attended fewer than 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which such director served during the time period for which each such director served on the Board.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

2011 and 2010 Audit Fee Summary

Our independent registered public accounting firm, Burr Pilger Mayer, Inc. (“BPM”), audited our financial statements for the years ended December 31, 2011 and 2010.  Set forth below are the aggregated fees (in thousands) billed for audit and other services provided by BPM for 2011 and 2010.

	Year Ended December 31,
	2011	2010
Audit fees (1)	$91	$113
Audit-Related fees (2)	6
Tax fees
All other fees
Total fees	$97	$113

(1)           Consists of fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly condensed financial statements and services, such as consents and review of SEC comment letters that are normally provided by BPM in connection with statutory and regulatory filing engagements.

(2)           Consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees". In 2011, these services included due diligence services pertaining to potential acquisitions.

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

All services provided by the Company’s independent registered public accounting firm in fiscal years 2010 and 2011 were approved in advance by the Audit Committee.

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

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Financial Statement Schedules:

Schedules have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:  See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Provo, state of Utah, on March 30, 2012.

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

Date: March 30, 2012	By	/s/ John F. Nemelka
John F. Nemelka
Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2012	By	/s/ Paul V. Burgon
Paul V. Burgon
Interim Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: March 30, 2012	By	/s/ William T. Clifford
William T. Clifford
Director

Date: March 30, 2012	By	/s/ Michael Margolis
Michael Margolis
Director

Date: March 30, 2012	By	/s/ John F. Nemelka
John F. Nemelka
Director

Date: March 30, 2012	By	/s/ Michael Weinberg
Michael Weinberg
Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.01	Asset Purchase Agreement dated October 26, 2009 by and among KANA Software, Inc. and Kay Technology Corp., Inc.	8-K	000-27163	2.1	10/27/09

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	000-27163	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	333-64552	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	333-77068	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	000-27163	3.04	1/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.	10-K	000-27163	3.05	3/31/2010

3.06	Amended and Restated Bylaws, as amended on October 25, 2009.	8-K	000-27163	3.01	10/27/09

3.07	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	000-27163	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	333-82587	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	000-27163	4.01	1/31/06

4.03	Amended and Restated Rights Agreement, dated as of January 13, 2009 by and between Kana Software, Inc. and Computershare Trust Company, N.A.	8-K	000-27163	4.01	1/13/09

4.04	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of December 22, 2009, by and between Kana Software, Inc. and Computershare Trust Company, N.A.	8-K		4.01	12/29/09

4.05	Amended and Restated Rights Agreement, dated as of February 2, 2012 by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K		4.01	2/2/12	X

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.	10-Q	000-27163	10.01	11/14/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.02	Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	6/30/05

10.03	Registration Rights Agreement, dated as of June 25, 2005, by and among Kana Software, Inc. and Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	6/30/05

10.4	Form of Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd. in connection with the Common Stock and Warrant Purchase Agreement, dated as of June 25, 2005.	8-K	000-27163	10.03	6/30/05

10.05	Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005, by and among Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	10/03/05

10.06	Registration Rights Agreement, dated as of September 29, 2005, between Kana Software, Inc., Nightwatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	10/03/05

10.07	Form of Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch Capital Partners II, LP in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/03/05

10.08	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.04	10/03/05

10.09	Amendment to Registration Rights Agreement, dated September 29, 2005.	8-K	000-27163	10.05	10/03/05

10.10	Form of Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to Nightwatch Capital Partners, LP and NightWatch, dated September 29, 2005.	8-K	000-27163	10.06	10/03/05

10.11	Amended and Restated Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated September 29, 2005.	8-K	000-27163	10.07	10/03/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.01	10/31/05

10.13	Stock Purchase Warrant issued by Kana Software, Inc. to NightWatch Capital Partners II, LP, dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.02	10/31/05

10.14	Stock Purchase Warrant issued by Kana Software, Inc. to RHP Master Fund, Ltd., dated October 25, 2005, in connection with the Common Stock and Warrant Purchase Agreement, dated as of September 29, 2005.	8-K	000-27163	10.03	10/31/05

10.15	Second Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.01	5/11/06

10.16	First Amendment to Registration Rights Agreement, dated May 8, 2006, by and among Kana Software, Inc., NightWatch Capital Partners, LP, NightWatch Capital Partners II, LP and RHP Master Fund, Ltd.	8-K	000-27163	10.02	5/11/06

10.17	Amendment to Stock Purchase Warrants dated as of October 26, 2009.	8-K	000-27163	10.1	10/23/09

10.18	Escrow Agreement, dated December 23, 2009, between Kana Software Inc., Kay Technology Corp., Inc. and US Bank National Association.	10-K	000-27163	10.33	3/31/10

10.19	2010 Equity Incentive Plan.	10-Q	000-27163	10.1	11/09/10

10.20	SWK Holdings Corporation 2010 Equity Incentive Plan Restricted Stock Award Agreement.	10-Q	000-27163	10.2	11/09/10

23.01	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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