Form 10-Q
period 2012-03-31
SWK Holdings Corp
filed 2012-05-15
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 1, 2012, there were 41,752,394 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation
Form 10-Q
Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,902	$38,203
Prepaid expenses and other current assets	48	66
Total current assets	37,950	38,269
Property and equipment, net	4	4
Total assets	$37,954	$38,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$89	$187
Total current liabilities	89	187
Other long-term liabilities	64	63
Total liabilities	153	250

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,752,394 and 41,647,394 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	42	42
Additional paid-in capital	4,320,649	4,320,615
Accumulated deficit	(4,282,890)	(4,282,634)
Total stockholders’ equity	37,801	38,023
Total liabilities and stockholders’ equity	$37,954	$38,273

See accompanying notes to the unaudited condensed financial statements.

SWK HOLDINGS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)

Revenues	$-	$-

Costs and expenses:
General and administrative	300	377
Total costs and expenses	300	377
Loss from operations	(300)	(377)
Interest and other income, net	45	85
Gain on Asset Sale	-	167
Loss before provision for income tax	(255)	(125)
Provision for income tax	(1)	(1)
Net and comprehensive loss	$(256)	$(126)
Basic and diluted net loss per share	$(0.01)	$(0.00)
Shares used in computing basic and diluted net loss per share	41,247	41,247

See accompanying notes to the unaudited condensed financial statements.

SWK HOLDINGS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net loss	$(256)	$(126)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from Asset Sale	-	(167)
Stock-based compensation	34	21
Other non-cash expense	1	2
Decrease in fair value of warrant liability	-	(22)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	18	30
Accounts payable and accrued liabilities	(98)	(116)
Net cash used in operating activities	(301)	(378)

Cash flows from investing activities:
Proceeds from Asset Sale	-	167
Net cash provided by investing activities	-	167

Net decrease in cash and cash equivalents	(301)	(211)
Cash and cash equivalents at beginning of period	38,203	39,259
Cash and cash equivalents at end of period	$37,902	$39,048

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

The Company has viewed its ability to carry forward its net operating loss carryforwards ("NOLs") as an important and substantial asset. On January 26, 2006, in order to preserve stockholder value by protecting our ability to carry forward our NOLs, the Company entered into a shareholder rights agreement (the "Rights Agreement") that provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 4.9% or more of our outstanding common stock without the prior approval of our Board of Directors (the “Board”). On January 13, 2009, the Company amended and restated the Rights Agreement to extend the expiration date from February 3, 2009 to February 3, 2012 and to make certain other changes. The Company again amended the Rights Agreement on December 22, 2009 to exclude the Asset Sale (as defined below) from triggering the Rights Agreement and to make certain other changes. On February 2, 2012, the Company amended and restated the Rights Agreement to extend the expiration date from February 3, 2012 to February 3, 2015. The Board adopted the Rights Agreement to preserve stockholder value by protecting our ability to carry forward our NOLs. The Board believes that these NOL carryforwards are a substantial asset of the Company.

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

Basis of Presentation

On December 23, 2009, the Company sold substantially all of its assets to Kay Technology (the “Asset Sale”) in exchange for cash consideration of $40.6 million, plus additional escrow funds that were received by the Company during 2010 and 2011. In addition, Kay Technology assumed certain of KANA’s liabilities in the transaction. As of March 31, 2012, the Company’s only material asset was its cash. The Company no longer has any material operating business.

Unaudited Interim Financial Information

The unaudited condensed financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed financial statements and notes included herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012. The year-end condensed balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at March 31, 2012 and all cash was held in savings or checking accounts with financial institutions deemed by the Company to be creditworthy.

Fair Value of Financial Instruments

The carrying values of the Company’s current financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities, approximate their fair values due to their relatively short maturities or payment terms.

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

For the three month period ended March 31, 2012 and 2011, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 2,600,000 and 2,544,000 shares, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

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

The warrant liability was $0 as of March 31, 2012. The fair value was calculated using the Black-Scholes option pricing model.

Note 3. Stockholders’ Equity

 (a) Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. Options were granted at an exercise price equivalent to the closing fair market value on the date of grant. All options were granted at the discretion of the Company’s Board of Directors and had a term not greater than 10 years from the date of grant. Options are immediately exercisable when vested and generally vest monthly over four years. On December 23, 2009, in connection with the Asset Sale, all stock options, except those held by non-employee Directors, were accelerated to be fully vested and exercisable. As a result of the termination of all employees on December 23, 2009, all unexercised stock options held by employees were cancelled on March 31, 2010 in accordance with the Asset Purchase Agreement in the Asset Sale. The only remaining outstanding options as of March 31, 2012 were those held by the Company’s current directors.

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

The following table summarizes activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2011	180,000	$2.52	5.4	$2
Options cancelled and forfeited	-
Options exercised	-
Options granted	-	-
Balances, March 31, 2012	180,000	$2.52	5.2	$2
Options vested and exercisable at March 31, 2012	180,000	$2.52	5.2	$2

At March 31, 2012, there were no options available for grant under the 1999 Stock Incentive Plan, and the Company had $0 of total unrecognized stock-based compensation expense under this Plan. On March 31, 2012, there were 4.0 million shares reserved for equity awards under the 2010 Stock Incentive Plan, and the Company had $122,000 in unrecognized stock option compensation expense, net of estimated forfeitures, that will be recognized over the weighted average remaining period of 0.9 years.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2012:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding, Vested and Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share
$0.70	20,000	7.3	$0.70
1.24	20,000	6.3	1.24
2.65	10,000	5.6	2.65
2.67	20,000	5.3	2.67
2.95	90,000	4.4	2.95
$3.50	20,000	4.9	3.50
Total	180,000	5.2	$2.52

Employee stock-based compensation recognized in the three months ended March 31, 2012 and 2011 uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. The expected forfeiture rate of employee stock options for 2012 and 2011 was calculated using the Company’s estimated turnover.

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

No options were granted or exercised in the three months ended March 31, 2012. In the three months ended March 31, 2011, there were no options granted or exercised.

On November 8, 2010, the Company granted shares of restricted common stock to its non-executive directors. Michael Weinberg, the Chairman of the Board, was granted 200,000 shares, and William Clifford and Michael Margolis were each granted 100,000 shares. Shares are forfeited if not earned within five years from the date of the grant, and vest when the Company’s average closing stock price exceeds certain levels for sixty consecutive calendar days. 50% of each award vests at a stock price (as defined above) of $1.80, 25% vests at $2.25, and 25% vests at $2.70. The 400,000 shares of restricted common stock granted on November 8, 2010 had a grant date fair value of $0.47 per share.

On January 31, 2012, the Board of Directors approved a change in the Board compensation plan. In lieu of cash payments to our Board members historically paid for Board service, the Board approved an automatic annual grant of 35,000 shares of restricted common stock for each of our non-executive Board members on January 31 of each year, starting with 2012. The restricted shares fully vest on the first anniversary of the grant and are forfeited if the Board member does not complete the full year of service. The 105,000 shares of restricted common stock granted on January 31, 2012 had a grant date fair value of $0.82 per share.

All 505,000 restricted shares are included in the Company’s shares outstanding as of March 31, 2012, but are not included in the computation of basic EPS as the shares are not yet earned by the recipients.

Note 4. Comprehensive Loss

Comprehensive loss is equal to net loss, as there were no foreign currency translation adjustments for the three months ended March 31, 2012 and 2011.

Note 5. Commitments and Contingencies

(a) Litigation

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

Note 6. Information About Geographic Areas

The Company considers itself to be in a single industry segment, as it is a shell company. There were no sales for the three months ended March 31, 2012 or 2011.

All long-lived assets as of March 31, 2012 and December 31, 2011 were based in the United States.

Note 7. Warrant Liability

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB eliminating an exemption to derivative treatment for certain financial instruments. As a result of adopting this guidance, warrants to purchase 1,914,586 shares of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45 and expire in September or October 2012. Effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock from equity to a liability, as if these warrants were a derivative liability since their date of issue. On January 1, 2009, the Company reclassified the effects of prior accounting for the warrants in the amount of $1.8 million from additional paid-in capital to accumulated deficit, and $0.1 million from additional paid-in capital to warrant liability. The fair value is calculated using the Black-Scholes option pricing model, and was $0 at March 31, 2012.

Note 8. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities in the balance sheet as of March 31, 2012, is as follows (in thousands):

Beginning balance at December 31, 2011	$63
Additions for tax positions related to the current period	1
Ending balance at March 31, 2012	$64

Note 9. Subsequent Events

The Company announced on May 15, 2012 that it has hired J. Brett Pope and Winston L. Black III as its Chief Executive Officer and Managing Director, respectively, to build a specialty finance and asset management business. An area of initial focus will be the commercialized life science product monetization market. Mr. Pope will be joining the Board of Directors effective June 30, 2012.

Mr. John F. Nemelka, SWK Interim Chief Executive Officer, has announced that in order to ensure a smooth transition he will continue to serve as Interim CEO of the Company until June 30, 2012. Mr. Paul V. Burgon, SWK Interim Chief Financial Officer, also announced that he will continue to serve as Interim CFO through such date as he and the Company mutually determine as the Company transitions its corporate headquarters to Dallas, Texas.

The Company also announced that it had signed a purchase agreement to acquire several contracts from PBS Capital Management LLC, a firm which Mr. Pope and Mr. Black control, for $150,000 plus earnout payments through 2016. The closing of the transaction is conditional upon certain events. The Company expects that such contracts would provide annualized revenue of approximately $100,000 to $200,000 for the next several years.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K filed on March 30, 2012, and the financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

The Company was known until December 23, 2009 as KANA Software, Inc. (“KANA”) and was headquartered in Menlo Park, California.  For a discussion of our historical business, see “Historical Business” below.

Following an extensive strategic process, on October 26, 2009, the Company entered into the Asset Purchase Agreement with Kay Technology (the "Asset Sale"), an affiliate of Accel-KKR Capital Partners III L.P. (“AKKR”). Pursuant to this Agreement, on December 23, 2009, the Company sold to Kay Technology substantially all of its assets.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2012 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the Notes to the Unaudited Condensed Financial Statements in “Part I. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted and, therefore, the Company is required to adopt ASU 2011-04 on January 1, 2012. The adoption of this amendment did not materially impact the Company’s financial position or results of operations.

Revenues

The Company had no revenues for the three months ended March 31, 2012 or 2011 as a result of the Asset Sale.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased by 20% to $0.3 million for the three months ended March 31, 2012 from $0.4 million for the three months ended March 31, 2011 due to a reduction in Board cash compensation and expenses generally. As of March 31, 2012, we had 2 general and administrative employees compared to 3 such employees as of March 31, 2011.

Gain on the Sale of Assets

The Company recorded a $167,000 gain from the collection of escrow funds from the Asset Sale for the three months ended March 31, 2011; no such gain was recorded in the three months ended March 31, 2012. No further funds remain in escrow.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income and the change in fair value of warrant liability. Income from the changes in the fair value of our warrants was $0 for the three months ended March 31, 2012 compared to a decrease in such fair value of $22,000 for the three months ended March 31, 2011. Interest income and other income consists of interest earned on cash and cash equivalents and was approximately $45,000 for the three months ended March 31, 2012 and $85,000 for the three months ended March 31, 2011. The decrease in interest income related to lower interest rates and lower average cash balances in the three months ended March 31, 2012 compared to the same period in 2011.

Provision for Income Taxes

We have a history of net operating losses on a consolidated basis from inception through March 31, 2012. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit for accounting purposes is not “currently more likely than not.”

Liquidity and Capital Resources

As of March 31, 2012, we had $37.9 million in cash and cash equivalents compared to $38.2 million in cash and cash equivalents at December 31, 2011. As of March 31, 2012, we had working capital of $37.9 million, compared to working capital of $38.1 million as of December 31, 2011.

Primary Driver of Cash Flow

Our ability to generate cash in the future depends primarily upon our success in acquiring or investing in one or more businesses. Since the timing of any acquisition or investment is difficult to predict, we may not be able to generate positive cash flow in any particular future period. In addition, the interest rate that we receive on our cash will affect our ability to cover our administrative expenses. Given low current interest rates, we do not anticipate that our interest income will be sufficient to cover our administrative expenses for the foreseeable future. Additionally, our net losses since the Asset Sale have been partially offset by gains from our escrow collections. No further funds remain in escrow, and as such, our net losses may increase from historical levels since the Asset Sale if we are not successful in acquiring or investing in a business.

Operating Cash Flow

We had negative cash flow from operating activities of $0.3 million for the first three months of 2012, which included a $0.3 million net loss, and $0.1 million decrease in accounts payable and accrued liabilities offset by a decrease in prepaid expenses and non-cash stock-based compensation. We had negative cash flow from operating activities of $0.4 million for the first three months of 2011, which included a $0.1 million net loss, a $0.2 million gain from the collection of escrow funds from the Asset Sale, and a $0.1 million decrease in accounts payable and accrued liabilities.

Investing Cash Flow

The Company’s investing activities provided $0 and $0.2 million of cash for the first three months of 2012 and 2011, respectively, which consisted of collections from the Asset Sale in 2011.

Existence and Timing of Contractual Obligations

As of March 31, 2012, the Company had no outstanding debt commitments.

The Company subleases approximately 2,300 square feet on a month-to-month basis until June 30, 2012 under an agreement with Nightwatch Capital Advisors, LLC, a company of which John Nemelka, our Interim Chief Executive Officer is the Managing Principal, and Paul Burgon, our Interim Chief Financial Officer, is a Principal and the Chief Financial Officer. The rent under this sublease is approximately $4,200 per month.

Off-Balance-Sheet Arrangements

As of March 31, 2012, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Outlook

As of March 31, 2012, the Company had no operating business. The Company does not expect to generate any income other than interest income until it consummates a business combination or develops other sources of income. The Company estimates that its capital resources are adequate to fund its limited operating activities for twelve months from the balance sheet date.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION.

The Company announced on May 15, 2012 that it has hired J. Brett Pope, 40, and Winston L. Black III, 36, as its Chief Executive Officer and Managing Director, respectively, to build a specialty finance and asset management business. An area of initial focus will be the commercialized life science product monetization market. Mr. Pope will be joining the Board of Directors effective June 30, 2012.

Mr. Pope was a co-founder of PBS Capital Management, a firm established in 2009 to deploy capital in the health care and pharmaceutical royalty market.  Prior to founding PBS Capital, Mr. Pope was employed at Highland Capital Management in Dallas.  Mr. Pope was a Partner at Highland Capital, where he served in various roles including Senior Portfolio Manager, overseeing a healthcare portfolio, as well as Co-Head of Private Equity.

Mr. Black was a co-founder of PBS Capital Management.  Prior to founding PBS Capital, he was employed at Highland Capital Management in Dallas.  Mr. Black served as a Senior Portfolio Analyst at Highland Capital where he managed a healthcare portfolio.  Prior to joining Highland Mr. Black was COO/Analyst and Chief Compliance Officer at Mallette Capital Management, Inc., a biotech-focused hedge fund.

Both Mr. Pope and Mr. Black executed employment agreements valid through 2014 that stipulate they will be given an annual salary of $200,000 per year plus bonus potential based on the Company's annual pre-tax profit. The total bonus pool will constitute up to $100,000 in 2012 and 10.0% to 10.5% of pre-tax profit (as defined in the agreements) in 2013 and 2014, respectively, and subject to certain adjustments. In addition, each were given a stock option grant of 750,000 options that vest based on the SWK 60-day average stock price appreciating between 50% and 200% over the next five years. 25% of the grants will vest at each of 50%, 100%, 150%, and 200% appreciation.

Both Mr. Pope’s and Mr. Black’s employment agreements provide for 6 months’ severance in the event they are terminated by the Company without cause or they resign for good reason. In addition, the Company can elect to pay Mr. Pope and Mr. Black their annual salaries for up to eighteen months (following the six months’ severance period ) to enforce a non-compete and non-solicitation agreement for up to two years from the date of their separation from the Company.

Mr. John F. Nemelka, SWK Interim Chief Executive Officer, has announced that in order to ensure a smooth transition he will continue to serve as Interim CEO of the Company until June 30, 2012. Mr. Paul V. Burgon, SWK Interim Chief Financial Officer, also announced that he will continue to serve as Interim Chief Financial Officer, at an annual salary rate of $100,000 per year after June 30, 2012, through such date as he and the Company mutually determine as the Company transitions its corporate headquarters to Dallas, Texas. Both Mr. Nemelka and Mr. Burgon will be paid $125,000 in severance each and will receive health benefits for up to a year. On May 14, 2012, Mr. Nemelka and Mr. Burgon were granted 750,000 and 375,000 shares of restricted common stock, respectively, which stock will vest based on the SWK 60-day average stock price appreciating between 100%-200% over the next five years. 33% of the grants will vest at each of 100%, 150%, and 200% appreciation.

The Company also announced that it had signed a purchase agreement to acquire several contracts from PBS Capital Management LLC, a firm which Mr. Pope and Mr. Black control, for $150,000 plus earnout payments of 50% of received revenues over $150,000 through 2016. The closing of the transaction is conditional upon certain events. The Company expects that such contracts would provide annualized revenue of approximately $100,000 to $200,000 for the next several years.

The summary of these agreements is qualified in its entirety by the full agreements, copies of which are filed herewith as exhibits 10.01, 10.02, 10.03, 10.04, and 10.05 and are incorporated by reference herein.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

10.01	J. Brett Pope employment agreement dated May 14, 2012.					X

10.02	Winston L. Black III employment agreement dated May 14, 2012.					X

10.03	John F. Nemelka severance agreement dated May 14, 2012.					X

10.04	Paul V. Burgon severance agreement dated May 14, 2012.					X

10.05	Contract purchase agreement between SWK Holdings Corporation and PBS Capital Management, dated May 14, 2012.					X

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101.INS**	XBRL Instance					X

101.SCH**	XBRL Taxonomy Extension Schema					X

101.CAL**	XBRL Taxonomy Extension Calculation					X

101.DEF**	XBRL Taxonomy Extension Definition					X

101.LAB**	XBRL Taxonomy Extension Labels					X

101.PRE**	XBRL Taxonomy Extension Presentation					X

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

May 15, 2012

SWK Holdings Corporation

/s/ JOHN F. NEMELKA
John F. Nemelka
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ PAUL V. BURGON
Paul V. Burgon
Interim Chief Financial Officer
(Principal Financial Officer)