Form 10-Q
period 2012-06-30
SWK Holdings Corp
filed 2012-08-14
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File number 000-27163

SWK Holdings Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15770 North Dallas Parkway, Suite 1290
Dallas, TX 75248
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (972) 687-7250

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

As of August 1, 2012, there were 44,377,394 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation
Form 10-Q
Quarter Ended June 30, 2012

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations.
Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I. FINANCIAL INFORMATION

ITEM I.             FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,649	$38,203
Prepaid expenses and other current assets	32	66
Total current assets	37,681	38,269
Property and equipment, net	4	4
Total assets	$37,685	$38,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$414	$187
Total current liabilities	414	187
Other long-term liabilities	65	63
Total liabilities	479	250

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 44,377,394 and 41,647,394 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	42	42
Additional paid-in capital	4,320,721	4,320,615
Accumulated deficit	(4,283,557)	(4,282,634)
Total stockholders’ equity	37,206	38,023
Total liabilities and stockholders’ equity	$37,685	$38,273

See accompanying notes to unaudited condensed financial statements.

SWK HOLDINGS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues	$-	$-	$-	$-

Costs and expenses:
General and administrative	711	311	1,011	687
Total costs and expenses	711	311	1,011	687
Loss from operations	(711)	(311)	(1,011)	(687)
Interest and other income, net	45	69	90	154
Gain on the Asset Sale	-	-	-	167
Loss before provision for income tax	(666)	(242)	(921)	(366)
Provision for income tax	1	1	2	3
Net and comprehensive loss	$(667)	$(243)	$(923)	$(369)
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Shares used in computing basic and diluted net loss per share	41,247	41,247	41,247	41,247

See accompanying notes to unaudited condensed financial statements.

SWK HOLDINGS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net loss	$(923)	$(369)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Asset Sale	-	(167)
Stock-based compensation	106	40
Other non-cash charges	4	5
Decrease in fair value of warrant liability	-	(28)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	34	23
Accounts payable and accrued liabilities	227	(116)
Net cash used in operating activities	(552)	(612)

Cash flows from investing activities:
Proceeds from Asset Sale	-	167
Purchases of property and equipment	(2)	-
Net cash provided by (used in) in investing activities	(2)	167

Net decrease in cash and cash equivalents	(554)	(445)
Cash and cash equivalents at beginning of period	38,203	39,259
Cash and cash equivalents at end of period	$37,649	$38,814

See accompanying notes to unaudited condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (“the Company,” “SWK,” “we,” “us,” and “our”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. Prior to December 23, 2009, the Company developed, marketed and supported customer communications software products. The Company sold its products primarily in North America, Europe and Asia, through its direct sales force and third party integrators. Since the completion of the Asset Sale (see Basis of Presentation below), the Company was seeking to redeploy its cash to maximize value for its stockholders and was seeking, analyzing and evaluating potential acquisition or investment candidates. On May 15, 2012, the Company announced that it had decided to pursue a strategy of investing in the pharmaceutical and biotechnology royalty securitization market. SWK’s strategy is to provide capital to a broad range of life science companies, institutions and inventors. SWK will initially focus on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. SWK intends to fill a niche that the Company believes is underserved in the sub-$50 million transaction size. The Company’s goal is to redeploy its existing assets to earn interest, fee, and other income pursuant to this strategy, and the Company continues to identify and review financing and similar opportunities on an ongoing basis. The Company is unable to assure investors that it will find suitable financing opportunities or that it will be able to utilize its existing net operating loss carryforwards (“NOLs”).

On June 29, 2012, our Interim Chief Executive Officer, John F. Nemelka, resigned, and J. Brett Pope was appointed as Chief Executive Officer of the Company and a member of the Board of Directors. Mr. Nemelka will remain a member of the Company’s Board of Directors. On July 5, 2012, Mr. Paul V. Burgon, the Company’s Interim Chief Financial Officer, gave notice to the Company of his intention to resign due to securing other employment, such resignation to be effective in sixty days pursuant to the Severance Compensation Agreement by and between Mr. Burgon and the Company, dated as of May 14, 2012.

In the third quarter of 2012, the Company intends to purchase three revenue-producing client contracts from PBS Capital Management, LLC, a firm which our current CEO and Managing Director control, for $150,000 plus earnout payments through 2016. The Company currently expects that such contracts should provide annualized revenue of approximately $100,000 to $200,000 for the next several years.

Basis of Presentation

On December 23, 2009, the Company sold substantially all of its assets to Kay Technology (the “Asset Sale”) in exchange for cash consideration of $40.6 million, plus additional escrow funds that were received by the Company during 2010 and 2011. In addition, Kay Technology assumed certain of KANA’s (as defined below) liabilities in the transaction. As of June 30, 2012, the Company’s only material asset was its cash. The Company no longer has any material operating business. Although the notes are given in the present tense and, in some cases, the future tense, some of the information and analysis included in the following notes may not be applicable for 2012.

The Company was known until December 23, 2009 as KANA Software, Inc. (“KANA”) and was headquartered in Menlo Park, California. KANA was engaged in the development, marketing and support of customer communications software products.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at June 30, 2012 and all cash was held in savings or checking accounts with financial institutions deemed by the Company to be creditworthy.

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

For the three and six month period ended June 30, 2012 and 2011, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 5,225,000 and 2,544,000 shares, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

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

The Company’s warrant liability measured at fair value on a recurring basis for the three and six months ending June 30, 2012 was $0. The fair value was calculated using the Black-Scholes option pricing model.

Note 3. Stockholders’ Equity

 (a) Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. Options were granted at an exercise price equivalent to the closing fair market value on the date of grant. All options were granted at the discretion of the Company’s Board of Directors and had a term not greater than 10 years from the date of grant. On December 23, 2009, in connection with the Asset Sale, all stock options, except those held by non-employee Directors, were accelerated to be fully vested and exercisable. As a result of the termination of all employees on December 23, 2009, all unexercised stock options held by employees were cancelled on March 31, 2010 in accordance with the Asset Purchase Agreement in the Asset Sale. The only remaining outstanding options as of June 30, 2012 were those held by the Company’s current directors.

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

The following table summarizes stock options activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2011	180,000	$2.52	5.4	$2
Options cancelled and forfeited	-	-
Options exercised	-	-
Options granted	-	-
Balances, March 31, 2012	180,000	$2.52	5.2	$2
Options cancelled and forfeited	-	-
Options exercised	-	-
Options granted	1,500,000	0.83
Balances, June 30, 2012	1,680,000	$1.01	9.3	$33

Options vested and expected to be vested and exercisable at June 30, 2012	1,495,613	$1.03	9.3	$29
Options vested and exercisable at June 30, 2012	180,000	$2.52	4.9	$3

At June 30, 2012, there were no options available for grant under the 1999 Stock Incentive Plan, and the Company had $0 of total unrecognized stock-based compensation expense under this Plan. At June 30, 2012, there were 1.4 million shares reserved for equity awards under the 2010 Stock Incentive Plan, and the Company had $0.3 million of total unrecognized stock option compensation expense, net of estimated forfeitures, that will be recognized over the weighted average remaining period of 2.5 years. At June 30, 2012, the Company had $0.4 million of total unrecognized restricted stock compensation expense, net of estimated forfeitures, that will be recognized over the weighted average remaining period of 2.2 years.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2012:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number Outstanding, Vested and Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$ 0.70	20,000	7.0	$0.70	20,000	$0.70
0.83	1,500,000	9.9	0.83	-	-
1.24	20,000	6.1	1.24	20,000	1.24
2.65	10,000	5.4	2.65	10,000	2.65
2.67	20,000	5.1	2.67	20,000	2.67
2.95	90,000	4.2	2.95	90,000	2.95
$ 3.50	20,000	4.7	3.50	20,000	3.50
Total	1,680,000	9.3	$1.01	180,000	$2.52

Employee stock-based compensation recognized for time-vesting options in the three and six months ended June 30, 2012 and 2011 uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. The expected forfeiture rate of employee stock options for 2012 and 2011 was calculated using the Company’s historical terminations data. Employee stock-based compensation recognized for market performance-vesting options in the three and six months ended June 30, 2012 uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plans.

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

There were 1,500,000 stock options granted in the three and six months ended June 30, 2012; there were no options exercised in either period. In addition, there were 1,125,000 and 1,230,000 shares of restricted stock granted in the three and six months ended June 30, 2012, respectively. In the three months and six months ended June 30, 2011, there were no options granted or exercised.

On May 14, 2012, the Board of Directors granted J. Brett Pope and Winston Black III 750,000 stock options each with an exercise price of $0.83. The options are forfeited if not earned within five years from the date of grant, and vest when the Company’s average closing stock price exceeds certain levels for sixty consecutive calendar days. 25% of each award vests at a stock price (as defined above) of $1.24, 25% vests at $1.66, 25% vests at $2.07, and 25% vests at $2.49.

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

On May 14, 2012, the Board of Directors granted John Nemelka, Interim Chief Executive Officer, and Paul Burgon, Interim Chief Financial Officer, 750,000 and 375,000 shares of restricted stock, respectively. Shares are forfeited if not earned within five years from the date of the grant, and vest when the Company’s average closing stock price exceeds certain levels for sixty consecutive calendar days. 33% of each award vests at a stock price (as defined above) of $1.66, 33% vests at $2.07, 33% vests at $2.49.

The following table summarizes restricted stock activities under the equity incentive plans for the indicated periods:

	Restricted Shares Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, December 31, 2011	400,000	$0.47
Shares cancelled and forfeited	-	-
Shares exercised	-	-
Shares granted	105,000	0.82
Balances, March 31, 2012	505,000	0.54
Shares cancelled and forfeited	-	-
Shares exercised	-	-
Shares granted	1,125,000	0.31
Balances, June 30, 2012	1,630,000	$0.38

The stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2012 was $73,000 and $106,000, respectively. The stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2011 was $21,000 and $40,000, respectively.

For restricted stock granted in 2010 and 2012 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period per ASC 718 using the graded amortization method. The fair value and derived service period was calculated using a lattice model and included adjustments to the fair value of the Company’s common stock resulting from the vesting conditions being based on the underlying stock price. The weighted average fair value of the restricted stock grants in the second quarter of 2012 was $0.31. All 1,630,000 restricted shares are included in the Company’s shares outstanding as of June 30, 2012, but are not included in the computation of basic EPS as the shares are not yet earned by the recipients.

Note 4. Comprehensive Loss

Comprehensive loss is equal to net loss, as there were no foreign currency translation adjustments for the three and six months ended June 30, 2012 and 2011.

Note 5. Commitments and Contingencies

(a) Litigation

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals. On December 2, 2010, the Ninth Circuit affirmed dismissal of the lawsuits against the 30 issuer defendants on the grounds of inadequate demand, but ordered the district court to dismiss these lawsuits with prejudice. The Ninth Circuit reversed dismissal on statute of limitations grounds, but remanded all of the remaining cases to the district court with instructions to allow the underwriter defendants and/or the remaining issuer defendants to file motions to dismiss for inadequate demand. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for writ of certiorari to the United States Supreme Court. The plaintiffs and the underwriter defendants filed petitions for writ of certiorari on April 5, 2011 and April 15, 2011, respectively. On June 27, 2011, the Supreme Court granted the underwriter defendants’ petition for writ of certiorari and denied the plaintiff’s petition for writ of certiorari. On November 29, 2011 the Supreme Court heard oral argument. On March 26, 2012 the Court reversed the Ninth Circuit's ruling that plaintiffs claim was not barred by the applicable statute of limitations, and remanded for further proceedings on plaintiff's alternative claim that the statute of limitations was extended by the doctrine of equitable tolling. Upon remand to the District Court, on June 11, 2012, plaintiff filed a notice of voluntary dismissal, thereby concluding the matter.

The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources.

(b) Leases

The Company leases approximately 1,300 square feet near Dallas, Texas under a third-party lease where we pay approximately $2,000 per month through January 2015.

Note 6. Information About Geographic Areas

The Company considers itself to be in a single industry segment, as it is a shell company. There were no sales for the three and six months ended June 30, 2012 or 2011.

All long-lived assets as of June 30, 2012 and December 31, 2011 were based in the United States.

Note 7. Warrant Liability

Effective January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) eliminating an exemption to derivative treatment for certain financial instruments. As a result of adopting this guidance, warrants to purchase 1,914,586 shares of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45 and expire in September or October 2012. Effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock from equity to a liability, as if these warrants were a derivative liability since their date of issue. On January 1, 2009, the Company reclassified the effects of prior accounting for the warrants in the amount of $1.8 million from additional paid-in capital to accumulated deficit, and $0.1 million from additional paid-in capital to warrant liability. The fair value is calculated using the Black-Scholes option pricing model, and was $0 at June 30, 2012.

Note 8. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities in the balance sheet as of June 30, 2012, is as follows (in thousands):

Beginning balance at January 1, 2012	$63
Additions for tax positions related to the current period	2
Ending balance at June 30, 2012	$65

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

Following an extensive strategic process, on October 26, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kay Technology Corp., Inc. (“Kay Technology”), an affiliate of Accel-KKR Capital Partners III, L.P. (“AKKR”). Pursuant to this agreement, on December 23, 2009, the Company sold substantially all of its assets to Kay Technology (the “Asset Sale”) in exchange for cash consideration of $40.6 million. In addition, Kay Technology assumed certain of KANA’s liabilities in the transaction. Of the $40.6 million in consideration, $38.6 million was paid in cash to the Company at closing and $1.0 million was paid into escrow to satisfy SWK’s indemnification obligations for certain specified contingencies. An additional $1.0 million was paid into escrow to satisfy our obligations under any potential downward “true-up” adjustments to the purchase price following the closing (the “Purchase Price Escrow”). During the second quarter of 2010, we received the full amount of the $1.0 million Purchase Price Escrow. In December 2010 and March 2011, we received approximately $482,000 and $167,000, respectively, from the indemnification escrow; the remainder of this escrow was paid to Kay Technology for allowable expenses in resolving the matters covered by the escrow. As of June 30, 2012, no other funds remain in escrow.

At the closing of the Asset Sale, the Company amended its certificate of incorporation to change its name from Kana Software, Inc. to SWK Holdings Corporation and relocated its headquarters to Provo, Utah until July 1, 2012, when the Company relocated its headquarters to Dallas, Texas. Since the completion of the Asset Sale, the Company was seeking to redeploy its cash to maximize value for its stockholders and was seeking, analyzing and evaluating potential acquisition or investment candidates. On May 15, 2012, the Company announced that it had decided to pursue a strategy of investing in the pharmaceutical and biotechnology royalty securitization market. SWK’s strategy is to provide capital to a broad range of life science companies, institutions and inventors. SWK will initially focus on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. SWK intends to fill a niche that the Company believes is underserved in the sub-$50 million transaction size. The Company’s goal is to redeploy its existing assets to earn interest, fee, and other income pursuant to this strategy, and the Company continues to identify and review financing and similar opportunities on an ongoing basis. The Company is unable to assure investors that it will find suitable financing opportunities or that it will be able to utilize its existing NOLs.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and six months ended June 30, 2012 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the Notes to the Unaudited Condensed Financial Statements in “Part I. Financial Information — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement— Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted and, therefore, the Company is required to adopt ASU 2011-04 on January 1, 2012. The adoption of this amendment did not materially impact the Company’s financial position or results of operations.

Revenues

The Company had no revenues for the three and six months ended June 30, 2012 or 2011 as a result of the Asset Sale.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased by 129% to $0.7 million for the three months ended June 30, 2012 from $0.3 million for the three months ended June 30, 2011 due in part to severance expenses for the former Interim Chief Executive Officer and the current Interim Chief Financial Officer as announced in conjunction with the Company’s move from Provo, Utah to Dallas, Texas. Additionally, professional fees increased due to the change in the Company’s strategy and non-cash stock-based compensation expenses increased due to the restricted stock and option grants in May 2012. These increases were offset somewhat by lower expenses for Board compensation as the Company replaced its cash Board fees with restricted stock Board fees in 2012. General and administrative expenses increased by 47% to $1.0 million for the six months ended June 30, 2012 from $0.7 million for the six months ended June 30, 2011 due to severance expenses, professional fees, and stock-based compensation expenses as described above. As of June 30, 2012, we had 3 full-time general and administrative employees compared to 3 such employees as of June 30, 2011.

Gain on the Sale of Assets

The Company recorded a $167,000 gain from the collection of escrow funds from the Asset Sale for the six months ended June 30, 2011; no such gain was recorded in the three months ended June 30, 2011, or in the three and six months ended June 30, 2012. No further funds remain in escrow.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income and the change in fair value of warrant liability. Income from the decrease in the fair value of our warrants was $0 and $6,000 for the three months ended June 30, 2012 and 2011, respectively. Income from the decrease in the fair value of our warrants was $0 and approximately $28,000 for the six months ended June 30, 2012 and 2011, respectively. Interest income and other income consists primarily of interest earned on cash and cash equivalents and was approximately $45,000 and $63,000 for the three months ended June 30, 2012 and 2011, respectively. Interest income and other income consists was approximately $90,000 and $126,000 for the six months ended June 30, 2012 and 2011, respectively. The decrease in interest income related to lower interest rates and lower cash balances in the three and six months ended June 30, 2012 compared to the same periods in 2011.

Provision for Income Taxes

We have a history of net operating losses on a consolidated basis from inception through June 30, 2012. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit for accounting purposes is not “currently more likely than not.”

Liquidity and Capital Resources

As of June 30, 2012, we had $37.6 million in cash compared to $38.2 million in cash and cash equivalents at December 31, 2011. As of June 30, 2012, we had working capital of $37.3 million, compared to working capital of $38.1 million as of December 31, 2011.

Primary Driver of Cash Flow

Our ability to generate cash in the future depends primarily upon our success in creating income-producing assets. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow in any particular future period. In addition, the interest rate that we receive on our cash will affect our ability to cover our administrative expenses. Given low current interest rates, we do not anticipate that our interest income will be sufficient to cover our administrative expenses for the foreseeable future. Additionally, our net losses since the Asset Sale has been partially offset by gains from our escrow collections. No further funds remain in escrow, and as such, our net losses may increase from previous periods since the Asset Sale if we are not successful in creating income-producing assets.

Operating Cash Flow

We had negative cash flow from operating activities of $0.6 million for the first six months of 2012, which included a $0.9 million net loss, which was partially offset by a $0.2 million increase in accounts payable. We had negative cash flow from operating activities of $0.6 million for the first six months of 2011, which included a $0.4 million net loss, a $0.2 million gain from the collection of escrow funds from the Asset Sale, and a $0.1 million decrease in accounts payable.

Investing Cash Flow

The Company’s investing activities provided negative cash flow of $2,000 and positive cash flow of $0.2  million of cash for the first six months of 2012 and 2011, respectively, which consisted of collections from the Asset Sale in 2011.

Financing Cash Flow

Our financing activities generated $0 for the first six months of 2012 and 2011, respectively.

Existence and Timing of Contractual Obligations

As of June 30, 2012, the Company had no outstanding debt commitments.

The Company leases approximately 1,300 square feet near Dallas, Texas under a third-party lease where we pay approximately $2,000 per month through January 2015.

Off-Balance-Sheet Arrangements

As of June 30, 2012, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Outlook

As of June 30, 2012, the Company had no operating business. The Company does not expect to generate any income other than interest income until it creates income-producing assets. The Company estimates that its capital resources are adequate to fund its limited operating activities for twelve months from the balance sheet date.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Securities Exchange Act of 1934, as amended, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals. On December 2, 2010, the Ninth Circuit affirmed dismissal of the lawsuits against the 30 issuer defendants on the grounds of inadequate demand, but ordered the district court to dismiss these lawsuits with prejudice. The Ninth Circuit reversed dismissal on statute of limitations grounds, but remanded all of the remaining cases to the district court with instructions to allow the underwriter defendants and/or the remaining issuer defendants to file motions to dismiss for inadequate demand. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for writ of certiorari to the United States Supreme Court. The plaintiffs and the underwriter defendants filed petitions for writ of certiorari on April 5, 2011 and April 15, 2011, respectively. On June 27, 2011, the Supreme Court granted the underwriter defendants’ petition for writ of certiorari and denied the plaintiff’s petition for writ of certiorari. On November 29, 2011 the Supreme Court heard oral argument. On March 26, 2012 the Court reversed the Ninth Circuit's ruling that plaintiffs claim was not barred by the applicable statute of limitations, and remanded for further proceedings on plaintiff's alternative claim that the statute of limitations was extended by the doctrine of equitable tolling. Upon remand to the District Court, on June 11, 2012, plaintiff filed a notice of voluntary dismissal, thereby concluding the matter.

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

None.

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

August 14, 2012

SWK Holdings Corporation

/s/ J. BRETT POPE
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

/s/ PAUL V. BURGON
Paul V. Burgon
Interim Chief Financial Officer
(Principal Financial Officer)