Form 10-Q
period 2012-09-30
SWK Holdings Corp
filed 2012-11-09
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Registrant's Telephone Number, Including Area Code: (972) 687-7250

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

As of November 1, 2012, there were 42,894,894 shares of the registrant's Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended September 30, 2012

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Outlook. . Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2011. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM I.             FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$37,047	$38,203
Prepaid expenses and other current assets	19	66
Total current assets	37,066	38,269
Property and equipment, net	3	4
Other assets	2	-
Total assets	$37,071	$38,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$137	$187
Total current liabilities	137	187
Other long-term liabilities	66	63
Total liabilities	203	250

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 42,894,894 and 41,647,394 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	43	42
Additional paid-in capital	4,321,131	4,320,615
Accumulated deficit	(4,284,306)	(4,282,634)
Total stockholders' equity	36,868	38,023
Total liabilities and stockholders' equity	$37,071	$38,273

See accompanying notes to unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$54	$-	$54	$-

Costs and expenses:
General and administrative	846	364	1,857	1,051
Total costs and expenses	846	364	1,857	1,051
Loss from operations	(792)	(364)	(1,803)	(1,051)
Interest and other income, net	44	69	134	223
Gain on the asset sale	-	-	-	167
Loss before provision for income tax	(748)	(295)	(1,669)	(661)
Provision for income tax	(1)	(1)	(3)	(4)
Net and comprehensive loss	$(749)	$(296)	$(1,672)	$(665)
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Shares used in computing basic and diluted net loss per share	41,247	41,247	41,247	41,247

See accompanying notes to unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,672)	$(665)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the asset sale	-	(167)
Stock-based compensation	516	63
Other non-cash charges	6	5
Decrease in fair value of warrant liability	-	(30)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	45	44
Accounts payable and accrued liabilities	(47)	(125)
Net cash used in operating activities	(1,152)	(875)

Cash flows from investing activities:
Proceeds from asset sale	-	167
Purchases of property and equipment	(4)	-
Net cash (used in) provided by in investing activities	(4)	167

Net decrease in cash and cash equivalents	(1,156)	(708)
Cash and cash equivalents at beginning of period	38,203	39,259
Cash and cash equivalents at end of period	$37,047	$38,551

See accompanying notes to unaudited condensed consolidated financial statements.

 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (“SWK,”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. Unless otherwise noted in this report, any description of “the Company,” “we,” “us,” or “our” includes SWK and its wholly-owned subsidiaries.

Prior to December 23, 2009, the Company developed, marketed and supported customer communications software products. The Company sold its products primarily in North America, Europe and Asia, through its direct sales force and third party integrators. Since the completion of the Asset Sale (see Basis of Presentation below), the Company was seeking to redeploy its cash to maximize value for its stockholders and was seeking, analyzing and evaluating potential acquisition or investment candidates. On May 15, 2012, the Company announced that it had decided to pursue a strategy of investing in the pharmaceutical and biotechnology royalty securitization market. SWK's strategy is to provide capital to a broad range of life science companies, institutions and inventors. SWK will initially focus on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. SWK intends to fill a niche that the Company believes is underserved in the sub-$50 million transaction size. The Company's goal is to redeploy its existing assets to earn interest, fee, and other income pursuant to this strategy, and the Company continues to identify and review financing and similar opportunities on an ongoing basis. In addition the Company will also be engaged in the business of providing investment advisory services to family offices and institutional clients.

In the third quarter of 2012, the Company purchased an interest in three revenue-producing client contracts from PBS Capital Management, LLC, a firm that our current chief executive officer (“CEO”) and current Managing Director control, for $150,000 plus earn out payments through 2016. This $150,000 payment was treated as compensation expense and is included in general and administrative expenses for the three and nine months ended September 30, 2012. The Company's interest in these contracts can be repurchased, for one dollar, by the seller, in the event that the employment contracts of the Company's current CEO and current Managing Director are not renewed.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SWK Advisors LLC and SWK Funding LLC. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments which are necessary for a fair presentation of the condensed consolidated financial statements have been made at and for the three and nine months ended September 30, 2012 and 2011. The Company considers itself to be in a single industry segment.

The Company was known until December 23, 2009 as KANA Software, Inc. (“KANA”). KANA was engaged in the development, marketing and support of customer communications software products. On December 23, 2009, the Company sold substantially all of its assets to Kay Technology (the “Asset Sale”) in exchange for cash consideration of $40.6 million. In addition, Kay Technology assumed certain of KANA's liabilities in the transaction. As of September 30, 2012, the Company's only material asset was its cash.

 Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by US GAAP.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, the Company evaluates estimates, including those related to stock-based compensation, warrant liability valuation, useful lives of property and equipment, income taxes and contingencies and litigation, among others. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes investment management fees as earned over the period in which services are rendered. In general, the majority of investment management fees earned are charged either monthly or quarterly. Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract. Other administrative service fee revenues are recognized when contractual obligations are fulfilled or as services are provided. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at September 30, 2012 and all cash was held in savings or checking accounts with financial institutions deemed by the Company to be creditworthy.

Fair Value of Financial Instruments

The carrying values of the Company's current financial instruments, including cash and cash equivalents, accounts payable, accrued liabilities, and warrant liability approximate their fair values due to their relatively short maturities or payment terms.

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

For the three and nine month periods ended September 30, 2012, and September 30, 2011, restricted stock units, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 3,480,630 and 2,495,000 shares, respectively, have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive.

Recent Accounting Pronouncements

          In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income". In December 2011, the FASB issued (ASU) No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." Both ASU's are effective for interim reporting periods beginning after December 15, 2011. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. The Company has adopted all current required provisions of ASU 2011-05. The adoption of ASU 2011-05 did not have a significant impact on the condensed consolidated financial statements. Comprehensive loss is equal to net loss, as there were no foreign currency translation adjustments for the three and nine months ended September 30, 2012, and September 30, 2011.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." This ASU provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This ASU changes certain fair value measurement principles and enhances the disclosure requirements and is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The adoption of ASU 2011-04 did not have a material impact on the condensed consolidated financial statements.

Note 2. Stockholders' Equity

(a) Stock Compensation Plans

The Company's 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company's common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. Options were granted at an exercise price equivalent to the closing fair market value on the date of grant. All options were granted at the discretion of the Company's Board of Directors and had a term not greater than 10 years from the date of grant. On December 23, 2009, in connection with the Asset Sale, all stock options, except those held by non-employee Directors, were accelerated to be fully vested and exercisable. As a result of the termination of all employees on December 23, 2009, all unexercised stock options held by employees were cancelled on March 31, 2010 in accordance with the Asset Purchase Agreement in the Asset Sale. The only remaining outstanding options as of September 30, 2012 are those held by some of the Company's current directors.

The Company's Board of Directors approved the 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) in the fourth quarter of 2010. The 2010 Plan provides for options, restricted stock, and other customary forms of equity to be granted to the Company's directors, officers, employees, and independent contractors. All forms of equity incentive compensation are granted at the discretion of the Company's Board of Directors and have a term not greater than 10 years from the date of grant.

The following table summarizes stock options activities under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2011	180,000	$2.52	5.4	$2
Options cancelled and forfeited	-	-
Options exercised	-	-
Options granted	-	-
Balances, March 31, 2012	180,000	$2.52	5.2	$2
Options cancelled and forfeited	-	-
Options exercised	-	-
Options granted	1,500,000	0.83
Balances, June 30, 2012	1,680,000	$1.01	9.3	$33
Options cancelled and forfeited	-	-
Options exercised	-	-
Options granted	-	-
Balances, September 30, 2012	1,680,000	$1.01	9.1	$18

Options vested and expected to be vested and exercisable at September 30, 2012	1,495,613	$1.03	9.0	$16
Options vested and exercisable at September 30, 2012	180,000	$2.52	4.7	$3

At September 30, 2012, there were no options available for grant under the 1999 Stock Incentive Plan, and the Company had $0 of total unrecognized stock-based compensation expense under this Plan. At September 30, 2012, there were 1.4 million shares reserved for equity awards under the 2010 Stock Incentive Plan, and the Company had $0.2 million of total unrecognized stock option compensation expense, net of estimated forfeitures, that will be recognized over the weighted average remaining period of 2.2 years. At September 30, 2012, the Company had $60,000 of total unrecognized restricted stock compensation expense, net of estimated forfeitures, that will be recognized over the weighted average remaining period of 1.8 years.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2012:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number Outstanding, Vested and Exercisable	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.70	20,000	7.0	$0.70	20,000	$0.70
0.83	1,500,000	9.7	0.83	-	-
1.24	20,000	5.9	1.24	20,000	1.24
2.65	10,000	5.1	2.65	10,000	2.65
2.67	20,000	4.8	2.67	20,000	2.67
2.95	90,000	3.9	2.95	90,000	2.95
$3.50	20,000	4.4	3.50	20,000	3.50
Total	1,680,000	9.1	$1.01	180,000	$2.52

Employee stock-based compensation expense recognized for time-vesting options in the three and nine months ended September 30, 2012, and September 30,2011, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company's equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company's changes in historical volatility and its capital structure, in addition to mean reversion. The expected forfeiture rate of employee stock options for the three and nine months ended September 30, 2012, and September 30, 2011 was calculated using the Company's historical terminations data. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company's equity incentive plans.

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

There were 1,500,000 stock options granted in the nine months ended September 30, 2012; no stock options were granted in the three months ended September 30, 2012. There were no options exercised in either period. In addition, there were 17,500 and 1,247,500 shares of restricted stock granted in the three and nine months ended September 30, 2012, respectively. In the three months and nine months ended September 30, 2011, there were no options granted or exercised.

On May 14, 2012, the Board of Directors granted the Company's current CEO and current Managing Director 750,000 stock options each with an exercise price of $0.83. The options are forfeited if not earned within five years from the date of grant, and vest when the average closing stock price of the Company's common stock exceeds certain levels for sixty consecutive calendar days. Twenty-five percent of each award vests when the average closing stock price of the common stock exceeds $1.24, $1.66, $2.07, and $2.49, respectively.

On January 31, 2012, the Board of Directors approved a change in the compensation plan for directors. In lieu of cash payments to our directors historically paid for Board service, the Board approved an automatic, annual grant of 35,000 shares of restricted common stock for each of our non-executive directors on January 31 of each year, starting with 2012. The restricted shares fully vest on the first anniversary of the grant date and are forfeited if the director does not complete the full year of service.

On May 14, 2012, the Board of Directors granted the former, Interim Chief Executive Officer, and Interim Chief Financial Officer, 750,000 and 375,000 shares of restricted stock, respectively, in connection with their separation agreements. Shares are forfeited if not vested within five years from the date of the grant, and vest when the Company's average closing stock price exceeds certain levels for sixty consecutive calendar days. Thirty-three percent of each award vests when the average closing stock price of the common stock exceeds $1.66, $2.07, and $2.49, respectively. There is no requisite service period with respect to these grants, therefore the entire grant date fair value of these awards of $345,000 has been expensed during the nine months ended September 30, 2012.

The following table summarizes restricted stock activities under the equity incentive plans for the indicated periods:

	Restricted Shares Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, December 31, 2011	400,000	$0.47
Shares cancelled and forfeited	-	-
Shares vested	-	-
Shares granted	105,000	0.82
Balances, March 31, 2012	505,000	0.54
Shares cancelled and forfeited	-	-
Shares vested	-	-
Shares granted	1,125,000	0.31
Balances, June 30, 2012	1,630,000	$0.38
Shares cancelled and forfeited	-	-
Shares vested	-	-
Shares granted	17,500	0.85
Balances, September 30, 2012	1,647,500	$0.38

The stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2012, was $410,000 and $516,000, respectively. The stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2011, was $23,000 and $63,000, respectively.

Generally for restricted stock granted in 2012 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period per Accounting Standards Codification 718 – Stock Based Compensation using the graded amortization method. The fair value and derived service period was calculated using a lattice model and included adjustments to the fair value of the Company's common stock resulting from the vesting conditions being based on the underlying stock price. The weighted average fair value of the restricted stock grants in the third quarter of 2012 was $0.85. All 1,647,500 restricted shares are included in the Company's shares outstanding as of September 30, 2012, but are not included in the computation of basic earnings per share as the shares are not yet earned by the recipients.

Note 3. Warrant Liability

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB eliminating an exemption to derivative treatment for certain financial instruments. As a result of adopting this guidance, warrants to purchase 1,914,586 shares of the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.97 to $2.45, of which 1,761,456 expired in September 2012 and 153,130 expired in October 2012. The fair value is calculated using the Black-Scholes option pricing model and was $0 at September 30, 2012.

Note 4. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities in the balance sheet as of September 30, 2012, is as follows (in thousands):

Beginning balance at January 1, 2012	$63
Additions for tax positions related to the current period	3
Ending balance at September 30, 2012	$66

At September 30, 2012, and December 31, 2011, the Company had net deferred tax assets that were fully offset by a valuation allowance, as management believes that it is not more likely than not that the Company will realize the benefits of the deductible differences. The deferred tax asset is principally due to net operating loss carryforwards of approximately $431 million for federal and $50 million for state tax purposes. The majority of these net operating loss carryforwards will expire, if unused, between 2012 and 2021.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual report on Form 10-K for the year ended December 31, 2011 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes include in this report.

Overview

SWK Holdings Corporation, a Delaware corporation ( “SWK”), was known until December 23, 2009 as KANA Software, Inc. Unless otherwise noted, as used in this report, “the “Company,” “we,” “us,” “our,” and words of similar meaning refer to SWK and its wholly owned subsidiaries.

From 1996 to December 23, 2009, we engaged in the development, marketing and support of customer communications software products.

Following an extensive strategic process, on October 26, 2009, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Kay Technology Corp., Inc. (“Kay Technology”). Pursuant to this agreement, on December 23, 2009, we sold substantially all of our assets to Kay Technology (the “Asset Sale”) in exchange for cash consideration of $40.6 million. In addition, Kay Technology assumed certain of KANA's liabilities in the transaction. Of the $40.6 million in consideration, $38.6 million was paid in cash to us at closing and $1.0 million was paid into escrow to satisfy our indemnification obligations for certain specified contingencies. An additional $1.0 million was paid into escrow to satisfy our obligations under any potential downward “true-up” adjustments to the purchase price following the closing (the “Purchase Price Escrow”). During the second quarter of 2010, we received the full amount of the $1.0 million Purchase Price Escrow. In December 2010 and March 2011, we received approximately $482,000 and $167,000, respectively, from the indemnification escrow; the remainder of this escrow was paid to Kay Technology for allowable expenses in resolving the matters covered by the escrow. As of September 30, 2012, no other funds remain in escrow.

At the closing of the Asset Sale, we amended our certificate of incorporation to change our name from Kana Software, Inc. to SWK Holdings Corporation. Since the completion of the Asset Sale, we were seeking to redeploy our cash to maximize value for our stockholders and were seeking, analyzing and evaluating potential acquisition or investment candidates. On May 15, 2012, we announced that we had decided to pursue a strategy of investing in the pharmaceutical and biotechnology royalty securitization market. Our strategy is to provide capital to a broad range of life science companies, institutions and inventors. We will initially focus on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We intend to fill a niche that we believe is underserved in the sub-$50 million transaction size. Our goal is to redeploy its existing assets to earn interest, fee, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis. In addition the Company will also be engaged in the business of providing provide investment advisory services to family offices and institutional clients.

The Company has net operating loss carryforwards (“NOLs”) and believes that the ability to utilize these NOLs is an important and substantial asset. We believe that the foregoing business strategies can create value for our stockholders, and produce prospective taxable income (or the ability to generate capital gains) that might permit the Company to utilize the NOLs. We are unable to assure investors that we will find suitable financing opportunities or that we will be able to utilize our existing NOLs.

In the third quarter of 2012, we purchased an interest in three revenue-producing client contracts from PBS Capital Management, LLC, a firm that our current CEO and current Managing Director control, for $150,000 plus earn out payments through 2016. This $150,000 payment was treated as compensation expense and is included in general and administrative expenses in the three and nine months ended September 30, 2012. Our interest in these contracts can be repurchased, for one dollar, by the seller, in the event that the employment contracts of our current chief executive officer (“CEO”) and current Managing Director are not renewed.

 Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and nine months ended September 30, 2012 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, except for the addition of our revenue recognition policy as noted below:

Revenue Recognition

We recognize investment management fees as earned over the period in which services are rendered. In general, the majority of investment management fees earned is charged either monthly or quarterly. Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract. Other administrative service fee revenues are recognized when contractual obligations are fulfilled or as services are provided. We record interest income on an accrual basis to the extent that it expects to collect such amounts.

 Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income". Both ASU's are effective for interim reporting periods beginning after December 15, 2011. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. We adopted this guidance as of January 1, 2012, retrospectively for the all periods presented. The adoption of ASU 2011-05 did not have a material impact on the condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." This ASU provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards. This ASU changes certain fair value measurement principles and enhances the disclosure requirements and is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

Revenues

We generated revenues of $54,000 for the three and nine months ended September 30, 2012 due to our interest in three revenue-producing client contracts from PBS Capital Management, LLC which were acquired during the third quarter of 2012.

The Company had no comparable revenues for the three and nine months ended September 30, 2011, as a result of the Asset Sale.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased by 132% to $0.8 million for the three months ended September 30, 2012 from $0.4 million for the three months ended September 30, 2011 due primarily to stock-based compensation expense increases from the restricted stock and option grants during 2012. General and administrative expenses increased by 73% to $1.9 million for the nine months ended September 30, 2012, from $1.1 million for the nine months ended September 30, 2011, due to severance expenses, professional fees, and stock-based compensation expenses.

Gain on the Sale of Assets

We recorded a $167,000 gain from the collection of escrow funds from the Asset Sale for the nine months ended September 30, 2011. No such gain was recorded in the three months ended September 30, 2011, nor in the three and nine months ended September 30, 2012.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income and the change in fair value of warrant liability. Income from the decrease in the fair value of our warrants was $0 and $2,000 for the three months ended September 30, 2012, and September 30, 2011, respectively. Income from the decrease in the fair value of our warrants was $0 and $30,000 for the nine months ended September 30, 2012, and September 30, 2011, respectively. Interest income consists of interest earned on cash and cash equivalents and was approximately $44,000 and $67,000 for the three months ended September 30, 2012, and September 30, 2011, respectively. Interest income was approximately $134,000 and $193,000 for the nine months ended September 30, 2012, and September 30, 2011, respectively. The decrease in interest income related to lower interest rates and lower cash balances in the three and nine months ended September 30, 2012, compared to the same periods in 2011.

Provision for Income Taxes

           We have a history of net operating losses on a consolidated basis from inception through September 30, 2012. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit for accounting purposes as it was more likely than not that the Company would not generate sufficient future taxable income to realize all the deferred taxes.

The deferred tax asset is principally due to NOLs of approximately $431 million for federal and $50 million for state tax purposes. The majority of these NOLs will expire, if unused, between 2012 and 2021.

Liquidity and Capital Resources

As of September 30, 2012, we had $37.0 million in cash and cash equivalents compared to $38.2 million in cash and cash equivalents at December 31, 2011. As of September 30, 2012, we had working capital of $36.9 million, compared to working capital of $38.1 million as of December 31, 2011.

Primary Driver of Cash Flow

Our ability to generate cash in the future depends primarily upon our success in creating income-producing assets. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow in any particular future period. In addition, the interest rate that we receive on our cash will affect our ability to cover our administrative expenses. Given low current interest rates, we do not anticipate that our interest income will be sufficient to cover our administrative expenses for the foreseeable future. Additionally, our net losses since the Asset Sale have been partially offset by gains from our escrow collections. No further funds remain in escrow, and as such, our net losses may increase from previous periods since the Asset Sale if we are not successful in generating revenue. In addition, the Company expects to generate income other than interest income from the Company's interest in three revenue-producing client contracts from PBS Capital Management, LLC which were acquired during the third quarter of 2012.

Operating Cash Flow

We had negative cash flow from operating activities of $1.2 million for the nine months ended September 30, 2012, which included a $1.7 million net loss, which was partially offset by a $0.5 million increase in non-cash expenses included in earnings. We had negative cash flow from operating activities of $0.9 million for the nine months ended September 30, 2011, which included a $0.7 million net loss, a $0.2 million gain from the collection of escrow funds from the Asset Sale, and a $0.1 million decrease in payables.

Investing Cash Flow

The Company's investing activities provided negative cash flow of $4,000 and positive cash flow of $0.2 million of cash for the nine months ended September 30, 2012, and September 30, 2011, respectively, which consisted of collections from the Asset Sale in 2011.

Off-Balance-Sheet Arrangements

As of September 30, 2012, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Outlook

The Company expects to generate income other than interest income from the Company's interest in three revenue-producing client contracts from PBS Capital Management, LLC which were acquired during the third quarter of 2012. The Company estimates that its capital resources are adequate to fund its limited operating activities for twelve months from the balance sheet date.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Prior to commencing our strategic plan, the primary objective of our activities was to preserve cash. During the nine months ended September 30, 2012, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2012, approximated its carrying value.

In the future we will be subject to financial market risks, including changes in interest rates. As we seek to provide capital to a broad range of life science companies, institutions and investors. Our net investment income will depend, in part, upon the difference between the rate at which we earn on our cash and cash equivalents and the rate at which we lend those funds to third parties. As a result, we would be subject to risks relating to changes in market interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations by providing capital at variable interest rates.

ITEM 4.             CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Vanessa Simmonds against certain of the underwriters of the Company's initial public offering. The plaintiff alleges that the underwriters violated Section 16(b) of the Exchange Act, by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The Company entered into a stipulation with the plaintiff, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court's order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court's order that dismissed thirty (30) of the cases without prejudice following the moving issuers' motion to dismiss. On May 22, 2009 the Ninth Circuit issued an order granting the parties' joint motion to consolidate the 54 appeals and 30 cross-appeals. On December 2, 2010, the Ninth Circuit affirmed dismissal of the lawsuits against the 30 issuer defendants on the grounds of inadequate demand, but ordered the district court to dismiss these lawsuits with prejudice. The Ninth Circuit reversed dismissal on statute of limitations grounds, but remanded all of the remaining cases to the district court with instructions to allow the underwriter defendants and/or the remaining issuer defendants to file motions to dismiss for inadequate demand. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court's mandate pending those parties' respective petitions for writ of certiorari to the United States Supreme Court. The plaintiffs and the underwriter defendants filed petitions for writ of certiorari on April 5, 2011 and April 15, 2011, respectively. On June 27, 2011, the Supreme Court granted the underwriter defendants' petition for writ of certiorari and denied the plaintiff's petition for writ of certiorari. On November 29, 2011 the Supreme Court heard oral argument. On March 26, 2012 the Court reversed the Ninth Circuit's ruling that plaintiffs claim was not barred by the applicable statute of limitations, and remanded for further proceedings on plaintiff's alternative claim that the statute of limitations was extended by the doctrine of equitable tolling. Upon remand to the District Court, on June 11, 2012, plaintiff filed a notice of voluntary dismissal, thereby concluding the matter.

In the normal course of business, we have and may become involved in various claims incidental to the conduct of our business. We do not believe that any such claims to which we are a party, both individually and in the aggregate, will have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

ITEM 1A.          RISK FACTORS.

Information regarding the Company's risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 30, 2012. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as noted below:

Changes in market conditions could negatively impact our revenues.

Our revenues will be generated through interest and royalty income, as well as advisory fees and other types of fee income. These revenue streams are dependent on market conditions, prevailing interest rates, availability of financing sources and the confidence of clients and customers in our ability to perform our obligations. Revenues from advisory fees are more volatile than interest or royalty income on our cash and cash equivalents.

Any prepayments by clients with respect to interest or royalty payments may adversely impact our cash flows and results of operations. Additionally, the Company may not be able to identify alternative opportunities to redeploy such capital.

Current market conditions, including lower liquidity levels in the market, could significantly reduce our fee income. In addition, if our clients and customers become concerned about our ability to meet our obligations on a transaction, it may become more difficult for us to originate new transactions, which could further negatively impact our fee income and have a material adverse effect on our business. If the capital markets are disrupted or if we otherwise fail to produce increased fees and other income, it could adversely affect our financial position and results of operations.

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

November 9, 2012

SWK Holdings Corporation

/s/ J. BRETT POPE
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)