Form 10-K
period 2012-12-31
SWK Holdings Corp
filed 2013-03-27
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission file number: 000-27163
SWK Holdings Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15770 North Dallas Parkway, Suite 1290 Dallas, TX 75248	84604
(Address of Principal Executive Offices)	(Zip Code)
(972) 687-7250
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒      No   ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $22,871,576 based on the June 30, 2012 closing price of the Registrant’s Common Stock on such date as reported on the Over the Counter Bulletin Board of $0.85.

On March 15, 2013 the Registrant had outstanding approximately 42,894,894 shares of Common Stock, $0.001 par value per share.

SWK Holdings Corporation
Form 10-K

For the Fiscal Year Ended December 31, 2012

PART I

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Outlook”. words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements.

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

In this report, “SWK Holdings,” “the Company,” “SWK,” “we,” “us,” and “our,” means SWK Holdings Corporation and all entities included in our consolidated financial statements.  In this report, the terms “portfolio company” and “portfolio companies” mean companies or entities to which SWK has provided capital or financing, whether in the form of equity, debt or a combination thereof and should not be construed as SWK (i) holding itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; (ii) being engaged or proposing to engage in the business of issuing face-amount certificates of the installment type, or having been engaged in such business and has any such certificate outstanding; or (iii) being engaged or proposing to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owning or proposes to acquire investment securities having a value exceeding 40 percent of the value of such issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis.

Overview

SWK was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In December 2009, we sold substantially all of our assets to an unrelated third party (the “Asset Sale”).  Since the date of the Asset Sale, we had been seeking to redeploy our cash to maximize value for our stockholders and were seeking, analyzing and evaluating potential acquisition candidates. Our goal was to redeploy our existing assets to acquire, or invest in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss (“NOL”) carryforwards.

In May 2012, we announced that we had decided to pursue a new corporate strategy to build a specialty finance and asset management business. Our strategy is to provide capital to a broad range of life science companies, institutions and inventors. We will initially focus on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We intend to fill a niche that we believe is underserved in the sub-$50 million transaction size. Our goal is to redeploy our existing assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis.  In addition, we will also be engaged in providing investment advisory services to institutional clients to similarly invest in life science finance.

Our goal is to be a leading capital provider of choice for healthcare related companies and institutions by providing sophisticated, customized financing solutions. Our strategy is to evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including, the biotechnology, life science and pharmaceutical industries (together “life science") and to offer a full suite of growth capital products tailored to the needs of our business partners.  We intend to fund transactions through our own balance sheet, as well as by building our asset management business by raising additional third party capital to be invested alongside our capital.

Our investment objective is to maximize our portfolio total return and thus increase our net income and net operating income by generating income primarily from three sources:

1.      owning or financing through debt investments, royalties generated by the sales of life science products and related intellectual property;

2.      receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector; and,

3.      to a lesser extent, realize capital appreciation from equity-related investments in the life science sector.

In our portfolio we seek to achieve attractive risk-adjusted current yields and opportunities with the potential for equity-like returns.

The majority of our transactions are expected to be structured similarly to factoring transactions whereby we provide capital in exchange for an interest in an existing revenue stream. We do not anticipate providing capital in situations prior to the commercialization of a product.  The existing revenue stream can take several forms, but is most commonly either a royalty derived from the sales of a life science product (1) from the marketing efforts of a third party, or (2) from the marketing efforts of a portfolio company. Our structured debt investments may include warrants or other features, giving us the potential to realize enhanced returns on a portion of our portfolio. Capital that we provide directly to our partners is generally used for growth and general working capital purposes, as well as for acquisitions or recapitalizations in select cases.

Execution of New Strategy

As of December 31, 2012, we had consummated our first two transactions under our new strategy.  In the first transaction, we, along with certain of our investment advisory clients, provided a $22.5 million loan to a neurology-focused specialty pharmaceutical company.  Our portion of the loan is $6.5 million. In the second transaction we acquired a non-controlling interest in a company that acquired the U.S. marketing authorization rights to Innopran XL, a beta blocker drug indicated for the treatment of hypertension.  For additional information regarding these transactions, see Overview in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Notes 1 and 2 to the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Rights Agreement

We have viewed our ability to carry forward our NOLs as an important and substantial asset. On January 26, 2006, in order to preserve stockholder value by protecting our ability to carry forward our NOLs, we entered into a Rights Agreement that provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 4.9% or more of our outstanding common stock without the prior approval of our Board of Directors (the “Board”). The Rights Agreement has been amended and restated and is scheduled to expire on February 3, 2015.

Competition

Our markets are very competitive.  We face competition in the pursuit of outside investors, investment management clients and opportunities to deploy our capital in attractive healthcare related companies.  Our primary competitors provide financing to prospective companies and include non-bank financial institutions, federal or state chartered banks, venture debt funds, financial institutions, venture capital funds, private equity funds, investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create a competitive disadvantage for us.  As a result, we tend not to compete on price, but instead focus on our industry experience, flexible financing options and speed to evaluating and completing a transaction. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Employees

As of December 31, 2012, we had two full-time employees.  We believe that the relationship with our employees is satisfactory.

Additional Information

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the Securities and Exchange Commission (“SEC”). Readers may read and copy any document that the Company files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

Our internet site is http://www.swkhold.com. We will make available free of charge through our website in the “Investor Relations – SEC Filings” section  our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Relations — Corporate Governance’’ section are charters for the company’s Audit Committee, Compensation Committee and Governance Committee as well as our Code of Ethics governing our directors, officers and employees. Information on or accessible through, our website is not a part of, and is not incorporated into, this report.

Item X.                      Executive Officers

Brett Pope - Chief Executive Officer and Director

Mr. Pope joined SWK Holdings as Chief Executive Officer in May 2012 from PBS Capital Management, LLC, an investment management business investing in pharmaceutical royalties and healthcare equities that Mr. Pope co-founded in 2009. Prior to PBS Capital, Mr. Pope was with Highland Capital Management, L.P., 2001 to 2008, serving as a Senior Portfolio Analyst from 2001 to 2003, Portfolio Manager from 2003 to 2005 and a Partner and Senior Portfolio Manager from 2005 to 2008. Mr. Pope covered investments in several different industries, at one point managing an $8 billion portfolio, with approximately $4 billion made up of healthcare investments across the capital structure. From 1999 to 2001, Mr. Pope served as Senior Research Analyst at Streetadvisor.com, covering the healthcare sector. From 1996 to 1999, Mr. Pope served as Senior Research Analyst at Southwest Securities, covering the Financial Services and Building and Construction Products sectors. Prior to Southwest Securities, Mr. Pope also served as an equity research analyst for Hodges Capital Management and a financial analyst for Associates First Capital. Mr. Pope received a BBA in Finance from the University of Texas at Austin where he graduated Magna Cum Laude. Mr. Pope has earned the right to use the Chartered Financial Analyst designation.

Winston Black – Managing Director

Mr. Black joined SWK as Managing Director in May 2012 from PBS Capital Management, LLC, an investment management business investing in pharmaceutical royalties and healthcare equities that Mr. Black co-founded in 2009. Prior to PBS Capital, Mr. Black was a Senior Portfolio Analyst at Highland Capital Management, L.P. from September 2007 to March 2009 where he managed a portfolio of approximately $2 billion in healthcare investments. Prior to joining Highland, Mr. Black served as COO/Analyst and Chief Compliance Officer at Mallette Capital Management, Inc., a $200 million biotech focused hedge fund. Prior to Mallette Capital, Mr. Black was Vice President; Corporate Development for ATX Communications, Inc. Mr. Black began his career as an Analyst in the Healthcare and Telecommunications groups at Salomon Smith Barney. Mr. Black received MBAs with distinction from both Columbia Business School and London Business School and received a BA in Economics from Duke University, where he graduated Cum Laude.

Charles Jacobson – Chief Financial Officer

Mr. Charles Jacobson has served as the Managing Director of the Pine Hill Group, LLC (“Pine Hill”), a consulting firm which he co-founded in 2007. Pine Hill provides management level finance and accounting services to middle market public and private companies. From 2008 to 2011, Mr. Jacobson served as Chief Financial Officer of FS Investment Corporation pursuant to an agreement between Pine Hill and FS Investment Corporation. From 2001 to 2007, Mr. Jacobson worked for ATX Communications, Inc. (“ATX”), becoming the organization’s senior vice president of finance where he was responsible for managing ATX’s finance organization. Prior to working for ATX, Mr. Jacobson held senior managerial audit positions with Ernst & Young LLP from 1999 to 2000 and with BDO Seidman, LLP from 1996 to 1999, where he was responsible for audit engagements of private, pre-IPO and publicly traded companies in a variety of different industries. Mr. Jacobson began his professional career in 1993 at a regional public accounting firm where he performed audits on governmental entities. Mr. Jacobson is a Certified Public Accountant and holds a B.S. in Accounting from Rutgers University.

Item 1A.                 RISK FACTORS.

We face a variety of significant and diverse risks, many of which are inherent to our business.  In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods.  The risks described below are not the only risks facing our Company.  Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

RISKS RELATED TO OUR BUSINESS AND STRUCTURE

We have a limited operating history executing our new strategy.

While we have been in existence for a number of years, we only commenced implementing the new business strategy in May 2012.  As a result, we are subject to many of the business risks and uncertainties associated with any new business, including the risk that we may not achieve our investment objectives and that, as a result, the value of our common stock could decline substantially.

We may suffer losses on our principal invested in credit and royalty transactions.

Many of our investments may be in small- and middle- market businesses, which are highly speculative and involve a high degree of risk of credit loss. In addition, we may own royalties or invest in debt backed by royalties that are derived by products that are early in their commercial launch or are subject to intense competition, which similarly involve a high degree of risk of principal loss. These risks are likely to increase during volatile economic periods, such as what the U.S. and many other economies have recently been experiencing.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments that we make in target companies. We compete with non-bank financial institutions, federal or state chartered banks, venture debt funds, financial institutions, venture capital funds, private equity funds, investment funds and investment banks. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies, which may overlap with our investment strategy. As a result of these new entrants, competition for investment opportunities in middle-market companies has intensified a trend we expect to continue.

Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more or fuller relationships with potential business partners than us. We cannot assure you that the competitive pressures we face will not have a materially adverse effect on our business, financial condition and results of operations. Also, as a result of existing and increasing competition and our competitor’s ability to provide a total package solution, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We do not seek to compete primarily based on the cost of the capital that we provide, and we believe that some of our competitors provide capital at rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we match our competitors' pricing, terms and structure, we may experience decreased net interest and royalty income and increased risk of credit loss.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on our ability to continue to identify, analyze, invest in and monitor royalties and/or companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our structuring of investments and our access to financing on acceptable terms. As we continue to grow, we will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a materially adverse effect on our business, financial condition and results of operations.

We are dependent upon our key management personnel for our future success.

We depend on the diligence, skill and network of business contacts of our senior management and their access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service of this senior management team, namely Brett Pope and Winston Black. The departure of either of these individuals could have a materially adverse effect on our ability to achieve our investment objectives.

If we are unable to obtain additional debt or equity financing, or if we seek to enhance our returns through the use of leverage, our business could be materially adversely affected.

We have limited capital to make investments and will need to obtain additional debt or equity financing to fund future growth and obtain funds which may be made available for investments. If we are unable to enter into new debt or equity financing arrangements on commercially reasonable terms, our liquidity may be reduced significantly once we invest the existing capital on our balance sheet, and as a result, our ability to implement and grow our business strategy could be materially impacted.

In addition, although the use of leverage may create an opportunity for increased returns for us, it also results in additional risks and can magnify the effect of any losses and thus could negatively impact our business and results of operations and have important adverse consequences to our investments. It is likely that any debt we incur will be governed by an indenture or other instrument containing covenants that may restrict our operating flexibility, including covenants that, among others, likely will limit our ability to: (i) pay distributions in certain circumstances, (ii) incur additional debt, and (iii) engage in certain transactions. If we secure our leverage through the pledging of collateral and if we are unable to generate sufficient cash flow to meet principal and interest payments on such indebtedness, we will be subject to risk that a lender seizes our assets through margin calls or otherwise that could require liquidation of investments at inopportune times or at prices that are not favorable to us and cause significant losses. If a lender seizes and liquidates pledged collateral, such collateral will likely be sold at distressed price levels. We will fail to realize the full value of such asset in a distressed sale.

We expect that any credit facility will have customary affirmative covenant, negative covenant and default provisions.

Our investments in prospective portfolio companies and the products underlying the royalty streams in which we invest may be risky and we could lose all or part of our investment.

Some of our portfolio companies may have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objectives and the value of our investment in them may decline substantially or fall to zero.

Similarly, the products underlying royalty streams in which we invest may have relatively short or no sales history, or may be established products that are subject to intense competition from newer, more innovative or better marketed products. If these products do not achieve commercial success or attain lower sales than we estimate, we may lose value on our investments.

In addition, investment in the middle-market companies that we are targeting involves a number of other significant risks, including:

•
these companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their securities or of any collateral with respect to any securities and a reduction in the likelihood of our realizing on any guarantees we may have obtained in connection with our investment;

•
they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

•
because many of these companies are privately held companies, public information is generally limited about these companies. As a result, we will depend on the ability of our senior management to obtain adequate information to evaluate these companies in making investment decisions. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments;

•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a materially adverse impact on our portfolio company and, in turn, on us;

•
they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects;

•	they may have difficulty accessing the capital markets to meet future capital needs; and

•	increased taxes, regulatory expense or the costs of changes to the way they conduct business due to the effects of climate change may adversely affect their business, financial structure or prospects.

Currently, our portfolio contains a limited number of investments, which subjects us to a greater risk of significant loss if any of our portfolio investments declines in value due to a default on its obligations under any of its debt securities or if any of our royalty investments substantially underperforms our expectations .

A consequence of the limited number of investments currently in our portfolio is that the aggregate returns we realize may be significantly adversely affected if one or more of our significant portfolio company investments perform poorly or if we need to write down the value of any one significant investment.

We generally do not control portfolio investments.

We do not, and do not expect to, control any of our portfolio companies, even though the Company may have board representation or board observation rights, and the debt agreements may contain certain restrictive covenants that limit the business and operations of its portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as minority investors.

If we make unsecured investments, those investments might not generate sufficient cash flow to service our debt obligations.

We may make unsecured investments. Unsecured investments may be subordinated to other obligations of the obligor. Unsecured investments often reflect a greater possibility that adverse changes in the financial condition of the obligor or general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. If we make an unsecured investment in a portfolio company, that portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may increase the risk that its operations might not generate sufficient cash to service its debt obligations.

We may have limited access to information about privately held companies in which we invest.

We invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our senior management to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investment.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Co-Investments with Third Parties

We may co-invest with third parties through our registered investment advisory business or otherwise. In certain circumstances, we may not be able to fund transactions without the participations of such third parties. In the event that we are unable to find suitable third parties to co-invest with us or if such third party fails to close, our results of operations may be materially adversely impacted.

Our quarterly and annual operating results are subject to fluctuation as a result of the nature of our business, and if we fail to achieve our investment objective, the market price of our common stock may decline.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including, but not limited to, the interest rate payable on the debt securities that we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in our portfolio composition, the degree to which we encounter competition in our markets, market volatility in our publicly traded securities and the securities of our portfolio companies, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. In addition, any of these factors could negatively impact our ability to achieve our investment objectives, which may cause the market price of our common stock to decline.

Our investments in royalty-related transactions depend on third parties to market royalty-generating products.

Royalties generally, and the royalty-related income we expect to receive in the future (via owning royalty interests outright or through interest income earned in a debt monetization of a royalty), will directly or indirectly depend upon the marketing efforts of third parties, particularly large pharmaceutical companies that license the right to manufacture and sell products in exchange for royalty payments to the licensors (the “Licensee”) with whom we may transact. These Licensees may be motivated to maximize income by allocating resources to other products and, in the future, may decide to focus less attention on the products that pay royalties in which we have an economic interest. In addition, there can be no assurance that any of the Licensees has adequate resources and motivation to continue to produce, market and sell such products in which we have a royalty-related interest. Moreover, the license agreement creating the right to receive royalties may not have specific sales targets and the Licensee typically has exclusive or substantial discretion in determining its marketing plans and efforts. As a result, the Licensee may not be restricted from abandoning a licensed product or from developing or selling a competitive product. In addition, in the event that a license expires or is terminated, we would be dependent upon the licensor of the license (the “Licensor”) to find another marketing partner. There can be no assurance that another licensee could be found on favorable terms, or at all, or that the Licensor will be able to assume marketing, sales and distribution responsibility for its own account. These factors may materially adversely affect any of our future royalty-related assets.

Aside from any limited audit rights relating to the activities of the Licensees that we may have in certain circumstances, we do not have the rights or ability to manage the operations of the Licensees. Poor management of operations by the Licensees could adversely affect the sales of products in which we have a royalty interest, and the payment of royalty-related income to us. In addition, we have limited information on the Licensees’ operations. While we may be able to receive certain information relating to sales of the product in which we have a royalty-related interest through the exercise of the audit rights and review of royalty reports, we will not have the right to review or receive certain information relating to the marketed products, including the results of any studies conducted by the Licensees or others or complaints from doctors or users of such products, that the Licensees may have and that may impact sales levels. The market performance of such products, therefore, may be diminished by any number of factors relating to the Licensees that are beyond our control.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and have a material adverse effect on our results of operations.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions in both the U.S. and foreign countries and may be unable to repay our loans during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our investment as senior debt or secured debt, depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. These events could materially adversely affect our financial condition and operating results.

Generally, we do not control our portfolio companies. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and which we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

Risks Associated with Investments in the Life Science Industry

Our investments in the healthcare and life science industries are subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

We have invested and plan to continue investing in cash flow streams produced by life science products that are subject to extensive regulation by the Food and Drug Administration (the “FDA”) and to a lesser extent, other federal, state and other foreign agencies. If any of these products and the companies which manage such products fails to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their sales levels and operations. Medical devices and drugs are subject to the expense, delay and uncertainty of the regulatory approval process in order to reach the market and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Companies in the life science industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry or the Licensee’s operations, which in turn, would impair our ability to timely collect principal and interest payments owed to us or decrease our royalty-related income.

Our investments in the life science industry are subject to numerous risks, including competition, extensive government regulation, product liability, patent exclusivity and commercial difficulties.

Our investments in the pharmaceutical industry are subject to numerous risks. The successful and timely implementation of the business model of our specialty pharmaceutical and drug discovery portfolio companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the ability of our portfolio companies to continue effectively marketing their existing product portfolio, and to develop and acquire innovative products and technologies that improve efficacy, safety, patient’s and clinician’s ease of use and cost-effectiveness is important to the success of such portfolio companies. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from competitors. Failure by our portfolio companies to successfully commercialize existing, planned products or acquire other new products could have a material adverse effect on our business, financial condition and results of operations.  In addition, the ability of generic manufactures to invalidate a portfolio company’s patents protecting its products or to invalidate the patents supporting products in which we receive royalty-related income could have a material adverse effect on our business.

Further, the development of products by life science companies requires significant research and development, clinical trials and regulatory approvals. In addition, similar activities and costs may be required to support products that have already been commercialized.  The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, or gain and maintain market approval of products. In addition, regulatory review processes by U.S. and foreign agencies may extend longer than anticipated as a result of decreased funding and tighter fiscal budgets. Further, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or the infringement of intellectual property rights of others.

Future legislation, and/or regulations and policies adopted by the FDA or other U.S. or foreign regulatory authorities may increase the time and cost required by some of our portfolio companies to conduct and complete clinical trials for the product candidates that they develop, and there is no assurance that these companies will obtain regulatory approval to market and commercialize their products in the U.S. and in foreign countries.

The FDA has established regulations, guidelines and policies to govern the drug development and approval process, as have foreign regulatory authorities, which affect some of our portfolio companies. Any change in regulatory requirements due to the adoption by the FDA and/or foreign regulatory authorities of new legislation, regulations, or policies may require some of our portfolio companies to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may significantly impact the cost, timing and completion of the clinical trials.

In addition, increased scrutiny by the U.S. Congress of the FDA’s and other authorities approval processes may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Foreign regulatory authorities may also increase their scrutiny of approval processes resulting in similar delays. Increased scrutiny and approval processes may limit the ability of our portfolio companies to market and commercialize their products in the U.S. and in foreign countries.

Changes in healthcare laws and other regulations applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

Risks Associated with the Company and our Capital Structure

Our common stock is currently quoted on the Over the Counter Bulletin Board (“OTCBB”).

Since October 2005, our common stock has been quoted on the OTCBB. The OTCBB is generally considered less efficient than exchanges such as The New York Stock Exchange and The NASDAQ Stock Market. Quotation of our common stock on the OTCBB may reduce the liquidity of our securities, limit the number of investors who trade in our securities, result in a lower stock price and larger spread in the bid and ask prices for shares of our common stock and could have an adverse effect on us. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on The NASDAQ Stock Market. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital.

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

If we were deemed an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

We have not been and do not intend to become regulated as an “investment company” under the Investment Company Act of 1940 (the “40 Act”) because the nature of our assets and the sources of our income exclude us from the definition of an investment company pursuant to Section (3) (a) (1) (C) under the 40 Act. Generally, a person is an “investment company” if it is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities or owns or proposes to own investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, unless an exception, exemption or safe harbor applies. We refer to this investment company definition test as the “40% Test.”

We monitor our compliance with the 40% Test and seek to conduct our business activities to comply with this test. It is not feasible for us to be regulated as an investment company because the restrictions imposed by the 40 Act rules are inconsistent with our strategy. In order to continue to comply with the 40% Test, we may need to take various actions which we would otherwise not pursue. The actions we may need to take to address these issues while maintaining compliance with the 40% Test (or another exception or exemption from regulation as an investment company), including restructuring or terminating the Company, could adversely affect our ability to create and realize shareholder value.

In addition, we believe we are not an investment company under the 40 Act pursuant to Section 3(c)(5)(A) because our finance receivables and royalty-related assets generate income from the sales of products and services.  Section 3(c)(5)(A) provides for exception from registration as an Investment Company if a company is engaged primarily in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part of all of the sales price of merchandise, insurance and services.

While, we intend to conduct our operations so that we will not be deemed an investment company, if we were to be deemed an investment company, restrictions imposed by the 40 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

In 2012, we moved our corporate headquarters to Dallas, Texas, where we lease approximately 1300 square feet of space.  We believe these facilities are adequate for our business requirements.

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

In addition to the above proceeding, we are involved in, or have been involved in, arbitrations or various other legal proceedings that arise from the normal course of our business. We cannot predict the timing or outcome of these claims and other proceedings. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, balance sheets and cash flows due to defense costs, and divert management resources.  Currently, we are not involved in any arbitration and/or other legal proceeding that we expect to have a material effect on our business, financial condition, results of operations and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

We trade on the OTCBB under the ticker symbol “SWKH.OB.” The table below sets forth the high and low bid information for our common stock as reported on the OTCBB for each full quarterly period within the two most recent fiscal years.

	High	Low
Fiscal 2012
First Quarter	$0.83	$0.74
Second Quarter	0.87	0.62
Third Quarter	0.85	0.75
Fourth Quarter	0.85	0.74

Fiscal 2011
First Quarter	$0.91	$0.88
Second Quarter	0.90	0.86
Third Quarter	0.89	0.82
Fourth Quarter	0.89	0.75

Holders of Record

There were approximately 610 stockholders of record of our common stock as of March 18, 2013. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

The Company did not sell any unregistered securities.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand SWK Holding Corporation, our operations and present business environment.  MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes thereto contained in item 8. “Financial Statements and Supplementary Data” in this report.

Overview

SWK was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In December 2009, we sold substantially all of our assets to an unrelated third party. Since the date of the Asset Sale, we have been seeking to redeploy our cash to maximize value for our stockholders and were seeking, analyzing and evaluating potential acquisition candidates. Our goal was to redeploy our existing assets to acquire, or invest in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss (“NOL”) carryforwards.

In May 2012, we announced that we had decided to pursue a new corporate strategy to build a specialty finance and asset management business. Our strategy is to provide capital to a broad range of life science companies, institutions and inventors. We will initially focus on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We intend to fill a niche that we believe is underserved in the sub-$50 million transaction size. Our goal is to redeploy our existing assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis.  In addition, we will also be engaged in providing investment advisory services to institutional clients to similarly invest in life science finance.

Our goal is to be a leading capital provider of choice for healthcare related companies and institutions by providing sophisticated, customized financing solutions. Our strategy is to evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including, the biotechnology, life science and pharmaceutical industries and to offer a full suite of growth capital products tailored to the needs of our business partners.  We intend to fund transactions through our own balance sheet, as well as by building our asset management business by raising additional third party capital to be invested alongside our capital.

Our investment objective is to maximize our portfolio total return and thus increase our net income and net operating income by generating income primarily from three sour

1.      owning or financing through debt investments, royalties generated by the sales of life science products and related intellectual property;

2.      receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector; and,

3.      to a lesser extent, realize capital appreciation from equity-related investments in the life science sector.

In our portfolio we seek to achieve attractive risk-adjusted current yields and opportunities with the potential for equity-like returns.

The majority of our transactions are expected to be structured similarly to factoring transactions whereby we provide capital in exchange for an interest in an existing revenue stream. We do not anticipate providing capital in situations prior to the commercialization of a product.  The existing revenue stream can take several forms, but is most commonly either a royalty derived from the sales of a life science product (1) from the marketing efforts of a third party, or (2) from the marketing efforts of portfolio company. Our structured debt investments may include warrants or other features, giving us the potential to realize enhanced returns on a portion of our portfolio. Capital that we provide directly to our partners is generally used for growth and general working capital purposes, as well as for acquisitions or recapitalizations in select cases.
Execution of New Strategy

In the third quarter of 2012, we purchased an interest in three revenue-producing client contracts from PBS Capital Management, LLC, a firm that our current chief executive officer (“CEO”) and current Managing Director control, for $150,000 plus earn out payments through 2016.  This $150,000 payment was treated as compensation expense and is included in general and administrative expenses for the year ended December 31, 2012.  Our interest in these contracts can be repurchased, for one dollar, by the seller, in the event that the employment contracts of our CEO and Managing Director are not renewed.

On December 5, 2012, SWK Funding LLC, our wholly-owned subsidiary entered into a credit agreement pursuant to which the lenders party thereto provided to a neurology-focused specialty pharmaceutical company a term loan in the principal amount of $22,500,000. We serve as the Agent.  The loan matures on December 5, 2017. We initially committed to provide $19,000,000 and a client of ours committed to provide the remaining $3,500,000 of the loan. Since the closing, we assigned $12,500,000 of our commitment to one or more clients of SWK Advisors LLC and retained the remainder.  The repayment mechanism of the loan is through a tiered revenue interest payment stream.

On December 20, 2012, Holmdel Pharmaceuticals, LP (“Holmdel”) acquired the U.S. marketing authorization rights to InnoPran XL, a beta blocker pharmaceutical product indicated for the treatment of hypertension for a total purchase price of $13 million. An indirect wholly-owned subsidiary of ours, acquired a direct general partnership interest in SWK HP Holdings LP, which in turn acquired a limited partnership interest in Holmdel . The total investment by SWK HP Holdings LP was $13 million, of which we provided $6 million.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, recoverability of long-lived assets, income taxes and commitments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties.  For a discussion of the Company’s significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements.

Variable Interest Entities

An entity is referred to as a variable interest entity (“VIE”), if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity's residual economics, or (v) the entity was established with non-substantive voting interests. We consolidate a VIE when we have both the power to direct the activities that most significantly impact the activities of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. Along with the VIEs that are consolidated in accordance with these guidelines, we also hold variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change.

Financing Assets

We extend credit to customers through a variety of financing arrangements, including term loans. The amounts outstanding on loans are referred to as finance receivables and are included in Finance Receivables on the Consolidated Balance Sheet.  It is our expectation that the loans originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk, some or all of certain exposures may be sold. Loans for which we have the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If we no longer have the intent or ability to hold loans for the foreseeable future, then the loans are transferred to held for sale (“HFS”). Loans entered into with the intent to resell are classified as HFS.

If it is determined that a loan should be transferred from HFI to HFS, then the balance is transferred at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off when the carrying amount exceeds fair value and the difference relates to credit quality, otherwise the write-down is recorded as a reduction in other income, and any loan loss reserve is reversed. Once classified as HFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance and is reflected as a reduction to other income.

If it is determined that a loan should be transferred from HFS to HFI, the loan is transferred at the lower of cost or fair value on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the fair value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer, the discount is accreted into earnings as an increase to finance revenue over the life of the loan using the interest method.

Finance receivables are stated at their principal amounts inclusive of deferred loan origination fees.  Interest income is credited as earned based on the effective interest rate method except when a finance receivable become past due 90 days or more and doubt exists as to the ultimate collection of interest or principal; in those cases the recognition of income is discontinued.

Revenue Recognition

           We record interest income on an accrual basis based on the effective interest rate method to the extent that we expect to collect such amounts. We recognize investment management fees as earned over the period the services are rendered.  The majority of investment management fees earned is charged either monthly or quarterly.  Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract.  Other administrative service revenues are recognized when contractual obligations are fulfilled or as services are provided.

Fair Value of Financial Instruments

We use fair value measurements to measure, among other items, acquired assets and liabilities in business combinations, leases and derivative contracts. We also use them to assess impairment of intangible assets and goodwill.

Where available, fair value is based on observable market prices or parameters, or is derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

The carrying values of our financial instruments, including cash and cash equivalents, prepaid expenses, accounts receivable and other current assets, accounts payable and accrued liabilities, approximate their fair values due to their relatively short maturities or payment terms.

 Stock-based Compensation

All stock-based compensation is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period.  Stock-based compensation expense is reduced for estimated future forfeitures. These estimates are revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs.

For restricted stock, we recognize compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable service period. When vesting of awards is based wholly or in part upon the future performance of the stock price, such terms result in adjustments to the grant date fair value of the award and the derivation of a service period. If service is provided over the derived service period, the adjusted fair value of the awards will be recognized as compensation expense, regardless of whether or not the awards vest.

Equity Method Investments

We account for portfolio companies whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not we exercise significant influence with respect to a portfolio company depends on an evaluation of several factors including, among others, representation on the portfolio company’s board of directors and our ownership level. Under the equity method of accounting, we do not reflect a portfolio company’s financial statements within our consolidated financial statements; however, our share of the income or loss of such portfolio company is reflected in income (loss) in the consolidated statements of operations. We include the carrying value of equity method portfolio companies in ownership interests in and advances to portfolio companies and funds on the consolidated balance sheets.

When our carrying value in an equity method portfolio company is reduced to zero, we record no further losses in our consolidated statements of operations unless we have an outstanding guarantee obligation or have committed additional funding to such equity method portfolio company. When such equity method portfolio company subsequently reports income, we will not record our share of such income until it exceeds the amount of our share of losses not previously recognized.

Non-controlling Interests

Non-controlling interests represent third-party equity ownership in certain of our consolidated subsidiaries, VIEs or our investments and are presented as a component of equity.

Income Taxes

          Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount where realization is more likely than not.

We recognize liabilities for uncertain tax positions. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax benefit in the statements of operations.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income/ (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income/ (loss) by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect is computed using the treasury stock method, which assumes the conversion of stock options and restricted stock grants. However, in periods when results are negative, these shares would not be included in the EPS computation as the result would have an anti-dilutive effect.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2011-05 on the presentation of comprehensive income. This ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued ASU 2011-12 which amends ASU 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. We have adopted all current required provisions of ASU 2011-05 and ASU 2011-12.

In February 2013, the FASB issued ASU 2013-02, which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. The standard is effective for reporting periods beginning after December 15, 2012. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.

Comparison of the Years Ended December 31, 2012 and 2011

Revenues

We generated revenues of $637,000 for the year ended December 31, 2012 driven by $140,000 due to our interest in three revenue-producing client contracts acquired from PBS Capital Management, LLC, $160,000 related to interest income earned on our finance receivables and $337,000 in fees earned syndicating a loan.  We did not have comparable revenues for the year ended December 31, 2011.

General and Administrative

General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources and corporate governance. General and administrative expenses increased by 45% to $2.2 million for the year ended December 31, 2012 from $1.5 million for the year ended December 31, 2011 driven primarily by a $497,000 increase in stock-based compensation as a result of restricted stock granted during 2012 in connection with certain separation agreements and options granted during 2012 to our senior management.

Gain on the Sale of Assets

We recorded a $169,000 gain from the collection of escrow funds from the Asset Sale for year ended December 31, 2011. No such gain was recorded in the year ended December 31, 2012.

Interest and Other Income

Interest and other income, net consists primarily of interest income and the change in fair value of warrant liability. Income from the decrease in the fair value of our warrants was $30,000 for year ended December 31, 2011.  There was no fair value adjustment in 2012 to our warrants.  The warrants expired during 2012.  Interest income consists of interest earned on cash and cash equivalents and was approximately $158,000 and $254,000 for the year ended December 31, 2012 and 2011, respectively. The decrease in interest income related to lower interest rates and lower cash balances in the year ended December 31, 2012, compared to the same period in 2011.

Income Tax Benefit

We have incurred net operating losses on a consolidated basis for all years from inception through 2012. Accordingly, we have recorded a valuation allowance for the full amount of gross deferred tax assets, as the future realization of the tax benefit is not “currently more likely than not.” In 2012 and 2011, we recognized income tax benefits of $24,000 and $26,000, respectively, related to the lapse of the statute of limitations for a portion of our uncertain tax positions. The net deferred tax asset for the year ended December 31, 2012 was $0.

As of December 31, 2012, we had operating loss carryforwards for federal and California income tax purposes of approximately $448 million and $41 million, respectively. The federal net operating loss carryforwards began expiring in 2012 and, if not offset against future taxable income, will expire by 2032, with the majority of such NOLs expiring by 2021.

Liquidity and Capital Resources

As of December 31, 2012, we had $24.6 million in cash and cash equivalents, compared to $38.2 million in cash and cash equivalents as of December 31, 2011. As of December 31, 2012, we had working capital of $26 million, compared to working capital of $38.1 million as of December 31, 2011.  We estimate our liquidity and capital resources are adequate to fund our operating activities for the twelve months from the balance sheet date.

Primary Driver of Cash Flow

Our ability to generate cash in the future depends primarily upon our success in implementing our revised business model of generating income by providing capital to a broad range of life science companies, institutions and inventors. We generate income primarily from three sources:

1. owning or financing through debt investments, royalties generated by the sales of life science products and related intellectual property;

2. receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector; and,

3. to a lesser extent, realize capital appreciation from equity-related investments in the life science sector.

As of December 31, 2012, we had consummated our first two transactions under our revised strategy and expect those assets to generate income greater than our expenses in 2013. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2013. Given low current interest rates, we expect the interest rate that we receive on our cash will continue to be at a low rate and to not produce material income. In addition, we expect to generate income other than interest income from our interest in three revenue-producing investment advisory contracts from PBS Capital Management, LLC, which were acquired during the third quarter of 2012, as well as income generated from our other investment advisory contracts.

Operating Cash Flow

We had negative cash flow from operating activities of $1.1 million for the year ended December 31, 2012, which included a $1.4 million net loss, which was partially offset by a $0.6 million increase in non-cash expenses included in earnings. We had negative cash flow from operating activities of $1.2 million for the year ended December 31, 2011, which included a $1.1 million net loss, and a $0.2 million gain from the collection of escrow funds from the Asset Sale.

Investing Cash Flow

The Company's investing activities provided negative cash flow of $19.5 million, which primarily related to our issuance of $6.5 million in finance receivables and $13.0 million investment in an unconsolidated partnership.  We had positive cash flow of $169,000 for the year ended December 31, 2011, which consisted entirely of collections from the Asset Sale in 2011.

Financing Cash Flow

The Company's financing activities had positive cash flow of $7.0 million for the year ended December 31, 2012 which consisted of contributions of $7 million from non-controlling interests.  We had no comparable activity for the year ended December 31, 2011.

Outlook

During 2012, we adopted a new corporate strategy to provide capital to a broad range of life science companies, institutions and inventors in order to earn interest, fee, and other income pursuant to this strategy. As of December 31, 2012, we had consummated our first two transactions under our revised strategy. We believe the income generated by these two transactions will be more than our operational expenses, and we will begin to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. We expect that the income generated by such future investments would be earned with minimal additional operational expenses.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Prior to commencing our strategic plan, the primary objective of our activities was to preserve cash. During the year ended December 31, 2012, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2012, approximated its carrying value.

Investment and Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As we seek to provide capital to a broad range of life science companies, institutions and investors, our net investment income is dependent, in part, upon the difference between the rate at which we earn on our cash and cash equivalents and the rate at which we lend those funds to third parties. As a result, we would be subject to risks relating to changes in market interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations by providing capital at variable interest rates.  We constantly monitor our portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any portfolio of products.

            Inflation

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SWK HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SWK Holdings Corporation:

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWK Holdings Corporation as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 27, 2013

SWK HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$24,584	$38,203
Restricted cash	1,000	-
Accounts receivable	197	-
Finance receivables	230	-
Prepaid expenses and other current assets	36	66
Total current assets	26,047	38,269
Property and equipment, net	3	4
Finance receivables	6,270	-
Investment in unconsolidated entities	13,000	-
Total assets	$45,320	$38,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$91	$187
Total current liabilities	91	187
Interest reserve	1,000	-
Other long-term liabilities	41	63
Total liabilities	1,132	250

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding		-
Common stock, $0.001 par value; 250,000,000 shares authorized; 42,894,894 and 41,647,394 shares issued and outstanding at December 31, 2012 and 2011, respectively	43	42
Additional paid-in capital	4,321,200	4,320,615
Accumulated deficit	(4,284,055)	(4,282,634)
Total SWK Holdings Corporation stockholders’ equity	37,188	38,023
Non-controlling interests in consolidated partnership	7,000	-
Total stockholders’ equity	44,188	38,023
Total liabilities and stockholders’ equity	$45,320	$38,273

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011

Total revenues	$637	$-

Costs and expenses:
General and administrative	2,240	1,545
Total costs and expenses	2,240	1,545
Loss from operations	(1,603)	(1,545)
Interest and other income	158	284
Gain on sale of assets	-	169
Loss before income taxes	(1,445)	(1,092)
Income tax benefit	24	26
Consolidated net and comprehensive loss	$(1,421)	$(1,066)
Net loss attributable to non-controlling interest	-	-
Net and comprehensive loss attributable to SWK Holdings Corporation Shareholders	$(1,421)	$(1,066)
Basic and diluted net loss per share attributable to SWK Holdings Corporation Shareholders	$(0.03)	$(0.03)
Shares used in computing basic and diluted net loss per share	41,247	41,247

See accompanying notes to the consolidated financial statements.

 SWK HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interests in Consolidated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Partnership	Equity
Balances at December 31, 2010	41,647,394	$42	$4,320,534	$(4,281,568)	$-	$39,008
Stock-based compensation	-	-	81	-	-	81
Total comprehensive and net loss	-	-	-	(1,066)	-	(1,066)
Balances at December 31, 2011	41,647,394	42	4,320,615	(4,282,634)	$-	38,023
Issuance of restricted stock	1,247,500	1	(1)	-	-	-
Stock-based compensation	-		586	-	-	586
Contribution from non-controlling partner	-	-	-	-	7,000	7,000
Total comprehensive and net loss	-			(1,421)	-	(1,421)
Balances at December 31, 2012	42,894,894	$43	$4,321,200	$(4,284,055)	$7,000	$44,188

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,421)	$(1,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	2
Gain on sale of assets	-	(169)
Stock-based compensation	586	81
Other non-cash gain	(24)	(26)
Change in fair value of warrant liability	-	(30)
Changes in operating assets and liabilities:
Accounts receivable	(197)	-
Restricted cash	(1,000)
Prepaid expenses and other assets	30	(3)
Interest reserve	1,000	-
Accounts payable and accrued liabilities	(94)	(14)
Net cash used in operating activities	(1,115)	(1,225)

Cash flows from investing activities:
Issuance of finance receivables	(6,500)	-
Investment in unconsolidated partnership	(13,000)	-
Proceeds from Asset Sale, net	-	169
Purchases of property and equipment	(4)	-
Net cash (used in) provided by investing activities	(19,504)	169

Cash flows from financing activities:
Contributions from non-controlling interest partner	7,000	-
Net cash provided by financing activities	7,000	-

Net decrease in cash and cash equivalents	(13,619)	(1,056)
Cash and cash equivalents at beginning of period	38,203	39,259
Cash and cash equivalents at end of period	$24,584	$38,203

See accompanying notes to the consolidated financial statements.

 SWK HOLDINGS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (“SWK” or the “Company”), was formerly a provider of customer service solutions until the sale of substantially all its assets in December 2009 (the “Asset Sale”). The consideration in the Asset Sale was $40.6 million, of which $38.6 million in cash was paid to the Company at closing and $1.0 million was paid to an escrow account to satisfy SWK’s indemnification obligations for certain specified tax-related contingencies. In 2011, we received $169,000, net of expenses, as full payment from the remaining escrow funds.  No other funds are collectable from the Asset Sale.

On May 15, 2012, SWK announced that it had decided to pursue a strategy of investing in the pharmaceutical and biotechnology royalty securitization market.  The Company’s strategy is to provide capital to a broad range of life science companies, institutions and inventors. The Company will initially focus on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. The Company intends to fill a niche that it believes is underserved in the sub-$50 million transaction size. The Company’s goal is to redeploy its existing assets to earn interest, fee, and other income pursuant to this strategy, and the Company continues to identify and review financing and similar opportunities on an ongoing basis. In addition the Company will also be engaged in the business of providing provide investment advisory services to institutional clients.

The Company has net operating loss carryforwards (“NOLs”) and believes that the ability to utilize these NOLs is an important and substantial asset. The Company believes that the foregoing business strategies can create value for its stockholders, and produce prospective taxable income (or the ability to generate capital gains) that might permit the Company to utilize the NOLs. The Company is unable to assure investors that it will find suitable financing opportunities or that it will be able to utilize its existing NOLs.

In the third quarter of 2012, the Company purchased an interest in three revenue-producing client contracts from PBS Capital Management, LLC, a firm that its current chief executive officer (“CEO”) and current Managing Director control, for $150,000 plus earn out payments through 2016.  This $150,000 payment was treated as compensation expense and is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2012.  The Company’s interest in these contracts can be repurchased, for one dollar, by the seller, in the event that the employment contracts of the Company’s current CEO and current Managing Director are not renewed.

On December 5, 2012, SWK Funding LLC (“Funding”), a wholly-owned subsidiary of the Company, entered into a credit agreement pursuant to which the lenders party thereto provided to a neurology-focused specialty pharmaceutical company (the “Borrower”) a term loan in the principal amount of $22,500,000. Funding serves as the Agent.  The loan matures on December 5, 2017. Funding initially provided $19,000,000 and a client of SWK Advisors, LLC (“Advisors”), a wholly-owned subsidiary of the Company, provided the remaining $3,500,000 of the Loan. Funding assigned $12,500,000 of its commitment to one or more clients of Advisors and retained the remaining $6,500,000.

On December 20, 2012, Holmdel Pharmaceuticals, LP (“Holmdel”) acquired the U.S. marketing authorization rights to InnoPran XL, a beta blocker pharmaceutical product indicated for the treatment of hypertension for a total purchase price of $13 million. SWK HP Holdings GP LLC (“SWK Holdings GP”) acquired a direct general partnership interest in SWK HP Holdings LP (“SWK HP”), which in turn acquired a limited partnership interest in Holmdel. The total investment by SWK HP was $13 million, of which SWK Holdings GP provided $6 million.  The remaining $7 million was invested by other parties.  The Company determined that SWK HP represented a variable interest entity and that the Company was the primary beneficiary.   As a result, the $7 million is treated as non-controlling interest on the Company’s consolidated balance sheet.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (GAAP).  The consolidated financial statements include the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally a controlling financial interest reflects ownership of a majority of the voting interests. The Company consolidates a variable interest entity (“VIE”) when it possesses both the power to direct the activities of the VIE that most significantly impact its economic performance and we are either obligated to absorb the losses that could potentially be significant to the VIE or the Company holds the right to receive benefits from the VIE that could potentially be significant to the VIE, after elimination of intercompany accounts and transactions.

As a result of the Company’s equity method investment, the Company now owns interests in various partnerships and limited liability corporations, or LLCs.  The Company consolidates their investments in these partnerships or LLCs, where the Company, as the general partner or managing member, exercises effective control, even though the Company’s ownership is less than 50%.  The related governing agreements provide the Company with broad powers, and the other parties do not participate in the management of the entity and do not have the substantial ability to remove the Company.  The Company has reviewed each of the underlying agreements and determined it has effective control.  If circumstances changed and it was determined this control did not exist, this investment would be recorded using the equity method of accounting.  Although this would change individual line items within the Company’s consolidated financial statements, it would have no effect on our net operations and/or total stockholders’ equity attributable to the Company.

Variable Interest Entities

An entity is referred to as a variable interest entity (“VIE”) if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity's residual economics, or (v) the entity was established with non-substantive voting interests. The Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the activities of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. Along with the VIEs that are consolidated in accordance with these guidelines, the Company also holds variable interests in other VIEs that are not consolidated because it is not the primary beneficiary. The Company continually monitors both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. See Note 3 for further discussion of VIEs.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, stock-based compensation, impairment of long-lived assets, useful lives of property and equipment, income taxes and contingencies and litigation, among others.  Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

The Company regularly evaluates its estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, the Company’s estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, and economic downturn, can increase the uncertainty already inherent in the Company’s estimates and assumptions. The Company adjusts its estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our consolidated financial statements on a prospective basis unless they are required to be treated retrospectively under the relevant accounting standard. It is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

Equity Method Investment

The Company accounts for portfolio companies whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a portfolio company depends on an evaluation of several factors including, among others, representation of the Company on the portfolio company’s board of directors and the Company’s ownership level. Under the equity method of accounting, the Company does not reflect a portfolio company’s financial statements within the company’s consolidated financial statements; however, the Company’s share of the income or loss of such portfolio company is reflected in income (loss) in the consolidated statements of operations and comprehensive loss. The Company includes the carrying value of equity method portfolio companies as part of the investment in unconsolidated entities on the consolidated balance sheets.

When the Company’s carrying value in an equity method portfolio company is reduced to zero, the Company records no further losses in its consolidated statements of operations and comprehensive loss unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method portfolio company. When such equity method portfolio company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.

Financing Assets

The Company extends credit to customers through a variety of financing arrangements, including term loans. The amounts outstanding on loans are referred to as finance receivables and are included in Finance Receivables on the consolidated balance sheet.  It is the Company’s expectation that the loans originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk, some or all of certain exposures may be sold. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If the Company no longer has the intent or ability to hold loans for the foreseeable future, then the loans are transferred to held for sale (“HFS”). Loans entered into with the intent to resell are classified as HFS.

If it is determined that a loan should be transferred from HFI to HFS, then the balance is transferred at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a write-off when the carrying amount exceeds fair value and the difference relates to credit quality, otherwise the write-down is recorded as a reduction in interest and other Income, and any loan loss reserve is reversed. Once classified as HFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance and is reflected as a reduction to interest and other income.

If it is determined that a loan should be transferred from HFS to HFI, the loan is transferred at the lower of cost or fair value on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the fair value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer, the discount is accreted into earnings as an increase to finance revenue over the life of the loan using the effective interest method.

Finance receivables are stated at their principal amounts inclusive of deferred loan origination fees.  Interest income is credited as earned based on the effective interest rate method except when a finance receivable becomes past due 90 days or more and doubt exists as to the ultimate collection of interest or principal; in those cases the recognition of income is discontinued.

Revenue Recognition

The Company records interest income on an accrual basis based on the effective interest rate method to the extent that it expects to collect such amounts. The Company recognizes investment management fees as earned over the period the services are rendered.  In general, the majority of investment management fees earned is charged either monthly or quarterly.  Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract.  Other administrative service revenues are recognized when contractual obligations are fulfilled or as services are provided.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2012 or 2011, as all of our cash was held in checking or savings accounts.  At December 31, 2012, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.  The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

Accounts Receivable

Accounts receivable are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted.

Fair Value of Financial Instruments

The Company uses fair value measurements to measure, among other items, acquired assets and liabilities in business combinations, leases and derivative contracts. The Company also uses them to assess impairment of intangible assets and goodwill.

Where available, fair value is based on observable market prices or parameters, or is derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate their fair values due to their relatively short maturities or payment terms.

Restricted Cash

Restricted cash consist of third party interest reserve accounts.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and finance receivables. The Company invests its excess cash with major U.S. banks and financial institutions. The Company has not experienced any losses on its cash and cash equivalents.

The Company performs ongoing credit evaluations of its customers and generally requires collateral.  As of December 31, 2012, two customers accounted for 78 percent and 11 percent of our total revenue and 81 percent and 16 percent of accounts receivable.  There was no revenue in 2011.

The Company does not expect its current or future credit risk exposures to have a significant impact on its operations. However, there can be no assurance that its business will not experience any adverse impact from credit risk in the future.

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

Segment Reporting

The Company operates in one operating segment with a single management team that reports to the chief executive officer, who is our chief operating decision maker. Accordingly, the Company does not prepare discrete financial information with respect to separate product line and does not have separately reportable segments.

All of the Company’s long-lived assets, which consist only of property and equipment, are located in the United States as of December 31, 2012.

Stock-based Compensation

All stock-based compensation is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period.  Stock-based compensation expense is reduced for estimated future forfeitures. These estimates are revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs.

For restricted stock, the Company recognizes compensation expense in accordance with the fair value of the Company’s stock as determined on the grant date, amortized over the applicable service period. When vesting of awards is based wholly or in part upon the future performance of the stock price, such terms result in adjustments to the grant date fair value of the award and the derivation of a service period. If service is provided over the derived service period, the adjusted fair value of the awards will be recognized as compensation expense, regardless of whether or not the awards vest.

Non-controlling Interests

Non-controlling interests represent third-party equity ownership in certain of the Company’s consolidated subsidiaries, VIEs or investments and are presented as a component of equity. See Note 3 for further discussion of non-controlling interests.

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

Comprehensive Loss

The components of other comprehensive loss consist solely of net loss. During the years ended December 31, 2012 and 2011, net loss equaled comprehensive loss.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income/ (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income/ (loss) by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect is computed using the treasury stock method, which assumes the conversion of stock options and restricted stock grants. However, in periods when results are negative, these shares would not be included in the EPS computation as the result would have an anti-dilutive effect.

Basic net loss per share is computed using the weighted average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options, vesting of restricted stock, and warrants deemed outstanding using the treasury stock method. Outstanding unvested warrants, restricted shares and stock options of approximately 3,327,500 and 2,495,000 at December 31, 2012 and 2011, respectively, have been excluded from the calculation of diluted net loss per share as these securities were anti-dilutive for the periods presented.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 on the presentation of comprehensive income. This ASU amends FASB Codification Topic 220, Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued ASU 2011-12 which amends ASU 2011-05 to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The Company has adopted all current required provisions of ASU 2011-05 and ASU 2011-12.

In February 2013, the FASB issued ASU 2013-02, which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. The standard is effective for reporting periods beginning after December 15, 2012. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Note 2. Finance Receivable

On December 5, 2012, Funding entered into a credit agreement pursuant to which the lenders party thereto provided to the Borrower a term loan in the principal amount of $22,500,000. Funding earned an arranger fee of $337,500 in its capacity as the agent, sole lead arranger and sole bookrunner under the credit agreement.  This fee was recorded as revenue in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2012.

The Loan matures on December 5, 2017. The Company initially provided $19,000,000 and a client of the Company, provided the remaining $3,500,000 of the Loan. The Company subsequently assigned $12,500,000 of the Loan to its clients and retained the remaining $6,500,000. The Loan is managed by the Company on behalf of its clients pursuant to the terms of each client’s investment management agreement.

Interest and principal under the Loan will be paid by a tiered revenue interest that is charged on quarterly net sales and royalties of the Borrower (the “Revenue Based Payment”) applied in the following priority (i) first, to the payment of all accrued but unpaid interest until paid in full; and (ii) second to the payment of all principal of the Loans. All amounts applied under the Revenue Based Payment will be made to each Lender according to its pro-rata share of the Loan.

The Loan shall accrue interest at either a base rate or the LIBOR rate, as determined by the Borrower, plus an applicable margin; the base rate and LIBOR rate are subject to minimum floor values such that that minimum interest rate is 16%.  As of December 31, 2012, the Company recognized $160,000 in interest income recorded as revenue in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2012.  In addition, the Company is entitled to its proportionate share to an increasing exit fee, which is being accreted to interest income over the term of the Loan.  As of December 31, 2012, the Lenders are entitled to a $2,000,000 exit fee.

In the event of a change of control, a merger or a sale of all or substantially all of the Borrower’s assets, the Loan shall be due and payable. The Lenders will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment.

Pursuant to the terms of the credit agreement, the Borrower entered into a guaranty and collateral agreement granting the lenders a security interest in substantially all of the Borrower’s assets. The credit agreement contains certain affirmative and negative covenants. The obligations under the credit agreement to repay the Loan may be accelerated upon the occurrence of an event of default under the credit agreement.  In connection with the Loan, the Borrower was required to provide for an interest reserve of $1,000,000, which is included as restricted cash on the consolidated balance sheet.  Pursuant to the terms of the Loan, $250,000 of this amount was returned to the Borrower in March 2013.

Note 3. Variable Interest Entities

The Company consolidates the activities of VIEs of which we are the primary beneficiary. The primary beneficiary of a VIE is the variable interest holder possessing a controlling financial interest through (i) its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) its obligation to absorb losses or its right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether the Company owns a variable interest in a VIE, the Company performs qualitative analysis of the entity’s design, organizational structure, primary decision makers and relevant agreements.

Consolidated VIE

SWK HP Holdings LP- For a discussion of the formation, operations and presentation of SWK HP please see Non-controlling Interests in Note 7. SWK HP is considered a VIE due to the lack of voting or similar decision-making rights by its equity holders regarding activities that have a significant effect on the economic success of the partnership. The Company’s ownership in SWK HP constitutes variable interests. The Company has determined that it is the primary beneficiary of the SWK HP as (i) the Company has the power to direct the activities that most significantly impact the economic performance of SWK HP via its obligations to perform under the partnership agreement, and (ii) the Company has the right to receive residual returns that could potentially be significant to SWK HP. As a result, the Company consolidates SWK HP in its financial statements and the $7 million limited partner interests of SWK HP owned by third parties are reflected as a non-controlling interest in the Company’s consolidated balance sheet.

Unconsolidated VIEs

Holmdel Pharmaceuticals LP- In December 2012, Holmdel was formed to acquire the U.S. marketing authorization rights to a beta blocker pharmaceutical product indicated for the treatment of hypertension for a total purchase price of $13 million. SWK Holdings GP acquired a direct general partnership interest in SWK HP, which in turn acquired a limited partnership interest in Holmdel. The total investment by SWK HP was $13 million, of which SWK Holdings GP provided $6 million.

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP receives a 1x cash on cash return on its interest in Holmdel, SWK HP will receive approximately 87% of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP Holdings LP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 45%. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.  SWK HP’s ownership in Holmdel approximates 86%.  As the entity was formed in December 2012, the impact to the Company’s consolidated statement of operations and comprehensive loss is not material.  Moreover, the Company is unable to provide financial statement information related to Holmdel at this time and, accordingly, the preparation of the entity’s financial information is impracticable.

Note 4.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following for each of the years ended December 31 (in thousands):

	Year Ended December 31,
	2012	2011
Accounts payable, accrued payroll and related expenses	$32	$177
Client Deposits	48	-
Other accrued liabilities	11	10
	$91	$187

Note 5.  Interest and Other Income

Interest and other income are comprised of the following for each of the years ended December 31 (in thousands):

	Year Ended December 31,
	2012	2011
Interest income	$158	$254
Change in fair value of warrant liability	-	30
	$158	$284

Note 6. Commitments and Contingencies

(a)  Lease Obligations

 In 2012, the Company relocated its corporate headquarters to Dallas, Texas, where we lease approximately 1,300 square feet.  Total rent expense recognized under this lease was approximately $11,000 for the year ended December 31, 2012. The office lease had a two and a half year term that commenced on July 1, 2012. Future minimum rent is as follows:

2013	$22,155
2014	22,155
Total future minimum rent with non-cancellable terms of one year or more	$44,310

Prior to our relocation, we subleased approximately 2,300 square feet on a month-to-month basis under an agreement with a company of which our former Interim Chief Executive Officer and our former Interim Chief Financial Officer controlled. Our rent under this sublease was approximately $4,200 per month.  Rent expense for this lease was approximately $26,000 and $50,000 for the years ended December 31, 2012 and 2011, respectively.

(b) Other Contractual Obligations

As of December 31, 2012 and 2011, the Company had no material future contractual obligations.

(c) Litigation

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

In addition to the above proceeding, the Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of our business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources.  The Company cannot predict the timing or outcome of these claims and other proceedings. Currently, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

(d) Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2012, and 2011.

Note 7. Stockholders’ Equity

(a) Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 250,000,000.

In June and September 2005, the Company completed a private placement of unregistered securities for the issuance of common stock and warrants. The Company issued a total of 1,914,586 warrants, including penalties for the Company’s subsequent delisting from NASDAQ.

On November 9, 2006, the Company completed the registration of the shares of common stock and shares of common stock underlying the warrants issued to the investors. In October 2009, these warrants were amended to provide that such warrants would not be assumed in connection with the Asset Sale. In consideration for this amendment, the Company agreed to extend the exercise period of the warrants by an additional two years.  As of December 31, 2012, all warrants outstanding expired.

(b) Preferred Stock

The Board of Directors may, without further action by the stockholders, issue a series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2012, no shares of preferred stock have been issued.

(c) Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. As a result of the termination of all employees on December 31, 2009, the stock options held by employees were cancelled on March 31, 2010.  The only remaining options outstanding as of December 31, 2012 are those held by some of the Company’s current directors.

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

On May 14, 2012, the Board of Directors granted the Company's current CEO and current Managing Director 750,000 stock options each with an exercise price of $0.83. The options are forfeited if not vested within five years from the date of grant, and vest when the average closing stock price of the Company's common stock exceeds certain levels for sixty consecutive calendar days. Twenty-five percent of each award vests when the average closing stock price of the common stock exceeds $1.24, $1.66, $2.07, and $2.49, respectively.  As of December 31, 2012, none of the options associated with this grant had vested.  There were no stock options granted in 2011.  There were no options exercised in 2012 or 2011.

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2010	229,000	$2.52	5.2	$4,000
Options cancelled and retired	(49,000)	2.52
Options exercised	-	-
Options granted	-	-
Balances, December 31, 2011	180,000	$2.52	5.4	$2,400
Options cancelled and retired	-
Options exercised	-
Options granted	1,500,000	0.83
Balances, December 31, 2012	1,680,000	$1.01	8.8	$2,200

Options vested and exerciseable and expected to be vested and exerciseable at December 31, 2012	1,495,613	$1.03	8.8	$2,200
Options vested and exerciseable at December 31, 2012	180,000	$2.52	4.4	$2,200

At December 31, 2012, there were no options available for grant under the 1999 Stock Incentive Plan, and the Company had no total unrecognized stock-based compensation expense under this Plan.  At December 31, 2012, there were 2.6 million shares reserved for equity awards under the 2010 Stock Incentive Plan and the Company had $0.2 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 2.0 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2012:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.70	20,000	6.5	$0.70	20,000	$0.70
0.83	1,500,000	9.4	0.83	-	-
1.24	20,000	5.6	1.24	20,000	1.24
2.65	10,000	4.9	2.65	10,000	2.65
2.67	20,000	4.6	2.67	20,000	2.67
2.95	90,000	3.7	2.95	90,000	2.95
$3.50	20,000	4.2	3.50	20,000	3.50
Total	1,680,000	8.8	$1.01	180,000	$2.52

Employee stock-based compensation expense recognized for time-vesting options for the year ended December 31, 2012, and 2011, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company's equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company's changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company's equity incentive plans.

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

On November 8, 2010, the Company granted shares of restricted common stock to its non-executive directors. Michael Weinberg, the Chairman of the Board, was granted 200,000 shares, and William Clifford and Michael Margolis were each granted 100,000 shares. Shares are forfeited if not vested within five years from the date of the grant, and vest when the Company’s average closing stock price exceeds certain levels for sixty consecutive calendar days. 50% of each award vests at a stock price (as defined above) of $1.80, 25% vests at $2.25, and 25% vests at $2.70. All 400,000 shares are included in the Company’s shares outstanding as of December 31, 2012, and 2011, but are not included in the computation of basic EPS as the shares are not yet earned by the recipients.

On January 31, 2012, the Board of Directors (the “Board”) approved a change in the compensation plan for non-employee directors. In lieu of cash payments to our Board members historically paid for Board service, the Board approved an automatic, annual grant of 35,000 shares of restricted common stock for each of our non-executive Board members on January 31 of each year, starting with 2012. The restricted shares fully vest on the first anniversary of the grant and are forfeited if the Board member does not complete the full year of service.

On May 14, 2012, the Board granted the former, Interim Chief Executive Officer, and Interim Chief Financial Officer, 750,000 and 375,000 shares of restricted stock, respectively, in connection with their separation agreements. Shares are forfeited if not vested within five years from the date of the grant, and vest when the Company's average closing stock price exceeds certain levels for sixty consecutive calendar days. Thirty-three percent of each award vests when the average closing stock price of the common stock exceeds $1.66, $2.07, and $2.49, respectively. There is no requisite service period with respect to these grants; therefore the entire grant date fair value of these awards of $345,000 has been expensed during the year ended December 31, 2012.

The following table summarizes restricted stock activities under the equity incentive plans for the indicated periods:

	Restricted Shares Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, December 31, 2010	400,000	$0.47
Shares cancelled and forfeited	-	-
Shares vested	-	-
Shares granted	-	-
Balances, December 31, 2011	400,000	$0.47
Shares cancelled and forfeited	-	-
Shares vested	-	-
Shares granted	1,247,500	$0.36
Balances, December 31, 2012	1,647,500	$0.38

Generally for restricted stock granted in 2012 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period using the graded amortization method. The fair value and derived service period was calculated using a lattice model and included adjustments to the fair value of the Company's common stock resulting from the vesting conditions being based on the underlying stock price. The weighted average fair value of the restricted stock grants in 2012 was $0.36. All 1,647,500 restricted shares are included in the Company's shares outstanding as of December 31, 2012, but are not included in the computation of basic earnings per share as the shares are not yet earned by the recipients.

The stock-based compensation expense recognized by the Company for the years ended December 31, 2012, and 2011 was $586,000 and $81,000, respectively.

(d) Non-controlling Interests

SWK HP was formed in December 2012 to acquire a limited partnership interest in Holmdel.   Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product indicated for the treatment of hypertension for a total purchase price of $13 million. SWK Holdings GP acquired a direct general partnership interest in SWK HP, which in turn acquired a limited partnership interest in Holmdel. The total investment by SWK HP was $13 million, of which SWK Holdings GP provided $6 million.  The remaining $7 million is reflected as non-controlling interest in the consolidated statement of stockholders’ equity.  Subject to customary limited partner protections afforded the investors by the terms of the limited partnership agreement, the Company maintains voting and managerial control of SWK HP and therefore includes it in its consolidated financial statements.

Note 8. Warrant Liability

All of the warrants issued in 2005 to acquire shares of common stock expired in 2012.  These warrants had exercise prices ranging from $1.97 to $2.45. The Company recorded a gain of $30,000 for the year ended December 31, 2011, primarily due to a decrease in volatility and the outstanding term, which are included in interest and other income on the statement of operations. The fair value was calculated using the Black-Scholes option pricing model was zero at December 31, 2011.  The warrants expired during the year ended December 31, 2012.

Note 9.  Income Taxes

The components of loss before income tax benefit are as follows (in thousands):

	December 31,
	2012	2011
U.S.	$(1,445)	$(1,092)
Foreign	-	-
	$(1,445)	$(1,092)

The components of the income tax benefit are as follows (in thousands):

	December 31,
	2012	2011
Federal tax benefit at statutory rate	$(491)	$(371)
Change in valuation allowance	(5,600)	(10,626)
Other	(2,192)	(5)
Non-deductible change in fair value of warrant	-	(11)
State income taxes rate differential	(23)	(36)
Net change in uncertain tax positions	(21)	(26)
Write off of expired deferred tax assets	8,303	11,049
Total income tax benefit	$(24)	$(26)

Deferred tax assets consist of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets
Credit carryforward	$6,091	$6,148
Stock based compensation	241	35
Other	553	601
Net operating losses	153,914	159,615

Gross deferred tax assets	160,799	166,399
Valuation allowance	(160,799)	(166,399)
Net Deferred Tax Assets	$-	$-

The net change in the valuation allowance for the year ended December 31, 2012, and 2011 was a net decrease of approximately $5.6 million and $10.6 million, respectively, mostly due to the write off of deferred tax assets upon expiration of a portion of the Company's NOLs.   Management believes that sufficient uncertainty exists as to whether the deferred tax assets will be realized, and accordingly, a valuation allowance is required.

A portion of deferred tax assets relating to NOLs pertains to NOL carryforwards resulting from tax deductions upon the exercise of employee stock options of approximately $1.8 million.  When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax expense.

As of December 31, 2012, the Company had NOLs for federal and state income tax purposes of $448 million and $41 million, respectively. The federal operating losses, if not offset against future taxable income, will expire by 2032, with the majority of such NOLs expiring by 2021.  The state net operating loss carryfowards, if not offset against future taxable income, will expire by 2029, with the majority of such NOLs expiring 2015.

The Company also had federal and state research credit carryforwards of approximately $2.7 million and $5.2 million, respectively.  The federal credits will expire by 2029 and the state credits have no expiration.

Pursuant to the Internal Revenue Code (“IRC”), the benefits from NOLs may be impaired or limited in certain circumstances.  Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.  The portion of the net operating loss and tax credit carryforwards subject to potential expiration or IRC Sec. 382 limitation has not been included in deferred tax assets.

The Company records liabilities, where appropriate, for all uncertain income tax positions.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.  The adoption of these provisions did not have an impact on the Company's financial condition, results of operations or cash flows.  In 2012, the Company released $24,000 of unrecognized tax benefit due to the lapse of the statute of limitation. At December 31, 2012, the Company had $41,000 of unrecognized tax benefits.

For years ended December 31, 2012, and 2011 the Company accrued approximately $2,000, and 4,000 respectively, of interest related to unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011
Balance as of January 1	$63	$89
Additions for tax positions related to the current year	2	4
Additions for tax positions related to prior years	-	-
Reductions for tax positions of prior years due to lapse of statute of limitation	(24)	(30)
Settlements	-	-
Balance as of December 31	$41	$63

The Company is subject to taxation in the US and various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1998 through December 31, 2012, due to carryforward of unutilized net operating losses and research development credits.  The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2012.

Note 10. Fair Value Measurements

The Company measures and reports certain financial and non-financial assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.

Level 1
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are considered to be those in which transactions for the assets or liabilities. Active markets are considered to be those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in inactive markets.

Level 3
Unobservable inputs are not corroborated by market data. This category is comprised of financial and non-financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies using significant inputs that are generally less readily observable from objective sources.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2012 or 2011.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity method investments included in our consolidated balance sheet at December 31, 2012.  The Company did not have any equity method investments as of December 31, 2011.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

Finance Receivables – The fair values of finance receivables are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the finance receivables. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate finance receivables that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.  Due to the fact that the Company entered into the loan transaction in December 2012, carrying value approximates fair value.

Warrant Liability – The fair value is calculated using the Black-Scholes option pricing model.  The warrant liability decreased by $30,000 during the year ended December 31, 2011, to $0 primarily due to lower volatility and a shorter term. The warrant is no longer outstanding.

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis during the years ended December 31, 2012, and 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2012, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2012 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the principal headings "ELECTION OF DIRECTORS," "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and CODE OF ETHICS AND CONDUCT and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading "CORPORATE GOVERNANCE," in the Company's 2013 Proxy Statement is incorporated herein by reference. See “Executive Officers” in Part I Item X of this report for information regarding executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The information under the principal headings "DIRECTOR COMPENSATION,” "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "EXECUTIVE COMPENSATION," and “RELATED INFORMATION “in the Company's 2013 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings "EQUITY COMPENSATION PLAN INFORMATION" and "OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY" in the Company's 2013 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the principal heading "TRANASACTION WITH RELATED PERSONS" in the Company's 2013 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the subheadings "Audit Fees and All Other Fees" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" below the principal heading "AUDIT FEES" in the Company's 2013 Proxy Statement is incorporated herein by reference.

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

3. Exhibits:  See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on March 27, 2013.

SWK Holdings Corporation

/s/ J. BRETT POPE
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints J. Brett Pope and Charles M. Jacobson and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2013	By	/s/ J. Brett Pope
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2013	By	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 27, 2013	By	/s/ William T. Clifford
William T. Clifford
Director

Date: March 27, 2013	By	/s/ Michael Margolis
Michael Margolis
Director

Date: March 27, 2013	By	/s/ John F. Nemelka
John F. Nemelka
Director

Date: March 27, 2013	By	/s/ Michael Weinberg
Michael Weinberg
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

2.01	Asset Purchase Agreement dated October 26, 2009 by and among KANA Software, Inc. and Kay Technology Corp., Inc.	8-K	2.1	10/27/09

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	3.04	1/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.	10-K	3.05	3/31/2010

3.06	Amended and Restated Bylaws, as amended on October 25, 2009.	8-K	3.01	10/27/09

3.07	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	4.01	1/31/06

4.03	Amended and Restated Rights Agreement, dated as of January 13, 2009 by and between Kana Software, Inc. and Computershare Trust Company, N.A.	8-K	4.01	1/13/09

4.04	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of December 22, 2009, by and between Kana Software, Inc. and Computershare Trust Company, N.A.	8-K	4.01	12/29/09

4.05	Amended and Restated Rights Agreement, dated as of February 2, 2012 by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K	4.01	2/2/12

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.*	10-Q	10.01	11/14/06

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.02	Escrow Agreement, dated December 23, 2009, between Kana Software Inc., Kay Technology Corp., Inc. and US Bank National Association.	10-K	10.33	3/31/10

10.03	2010 Equity Incentive Plan.*	10-Q	10.1	11/09/10

10.04	SWK Holdings Corporation 2010 Equity Incentive Plan Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10

10.05	J. Brett Pope employment agreement dated May 14, 2012*	10-Q	10.01	5/15/12

10.06	Winston L. Black III employment agreement dated May 14, 2012*	10-Q	10.02	5/15/12

10.07	John F. Nemelka severance agreement dated May 14, 2012*	10-Q	10.03	5/15/12

10.08	Paul V. Burgon severance agreement dated May 14, 2012*	10-Q	10.04	5/15/12

10.09	Contract purchase agreement between SWK Holdings Corporation and PBS Capital Management, dated May 14, 2012	10-Q	10.05	5/15/12

23.01	Consent of Independent Registered Public Accounting Firm.				X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.
**
These certifications accompany SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

+
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.