Form 10-Q
period 2013-03-31
SWK Holdings Corp
filed 2013-05-14
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

As of May 1, 2013, there were 43,034,894 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation
Form 10-Q
Quarter Ended March 31, 2013

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Outlook . Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM I.              FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$24,748	$24,584
Restricted cash	750	1,000
Accounts receivable	92	197
Finance receivables	230	230
Prepaid expenses and other current assets	59	36
Total current assets	25,879	26,047
Property and equipment, net	6	3
Finance receivables	6,270	6,270
Investment in unconsolidated entities	13,000	13,000
Other assets	115	-
Total assets	$45,270	$45,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$168	$91
Total current liabilities	168	91
Interest reserve	750	1,000
Other long-term liabilities	44	41
Total liabilities	962	1,132

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 43,034,894 and 42,894,894 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	43	43
Additional paid-in capital	4,321,260	4,321,200
Accumulated deficit	(4,283,995)	(4,284,055)
Total SWK Holdings Corporation stockholders’ equity	37,308	37,188
Non-controlling interests in consolidated partnerships	7,000	7,000
Total stockholders’ equity	44,308	44,188
Total liabilities and stockholders’ equity	$45,270	$45,320

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Revenues	$430	$-

Costs and expenses:
General and administrative	390	300
Total costs and expenses	390	300
Income (loss) from operations	40	(300)
Interest and other income, net	23	45
Income (loss) before provision for income tax	63	(255)
Provision for income tax	(3)	(1)
Consolidated net and comprehensive income (loss)	$60	$(256)
Net income (loss) attributable to non-controlling interests	-	-
Net and comprehensive income (loss) attributable to SWK Holdings Corporation Stockholders	60	(256)
Net income (loss) per share attributable to SWK Holdings Corporation Stockholders
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Weighted Average Shares
Basic	41,316	41,247
Diluted	41,396	41,247

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$60	$(256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	-
Stock-based compensation	60	34
Other non-cash expense	3	1
Changes in operating assets and liabilities:
Accounts receivable	105	-
Restricted cash	250	-
Prepaid expenses and other assets	(138)	18
Interest reserve	(250)	-
Accounts payable and accrued liabilities	77	(98)
Net cash provided by (used in) operating activities	168	(301)

Cash flows from investing activities:
Purchases of property and equipment	(4)	-
Net cash used in investing activities	(4)	-

Net increase (decrease) in cash and cash equivalents	164	(301)
Cash and cash equivalents at beginning of period	24,584	38,203
Cash and cash equivalents at end of period	$24,748	$37,902

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (“SWK” or the “Company”) is engaged in investing in the pharmaceutical and biotechnology royalty securitization market.  The Company’s strategy is to provide capital to a broad range of life science companies, institutions and inventors. The Company is currently focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. The Company intends to fill a niche that it believes is underserved in the sub-$50 million transaction size. The Company’s goal is to redeploy its existing assets to earn interest, fee, and other income pursuant to this strategy, and the Company continues to identify and review financing and similar opportunities on an ongoing basis. In addition the Company will also be engaged in the business of providing investment advisory services to institutional clients.

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  The condensed consolidated financial statements include the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally a controlling financial interest reflects ownership of a majority of the voting interests. The Company consolidates a variable interest entity (“VIE”) when it possesses both the power to direct the activities of the VIE that most significantly impact its economic performance and we are either obligated to absorb the losses that could potentially be significant to the VIE or the Company holds the right to receive benefits from the VIE that could potentially be significant to the VIE, after elimination of intercompany accounts and transactions.

The Company now owns interests in various partnerships and limited liability companies, or LLCs.  The Company consolidates its investments in these partnerships or LLCs, where the Company, as the general partner or managing member, exercises effective control, even though the Company’s ownership is less than 50%.  The related governing agreements provide the Company with broad powers, and the other parties do not participate in the management of the entity and do not have the substantial ability to remove the Company.  The Company has reviewed each of the underlying agreements to determine if it has effective control.  If circumstances changed and it was determined this control did not exist, this investment would be recorded using the equity method of accounting.  Although this would change individual line items within the Company’s condensed consolidated financial statements, it would have no effect on our net operations and/or total stockholders’ equity attributable to the Company. The Company operates in one operating segment with a single management team that reports to the chief executive officer, who is the Company’s chief operating decision maker.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 27, 2013. The year-end unaudited condensed consolidated balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by GAAP.

Variable Interest Entities

An entity is referred to as a VIE if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity's residual economics, or (v) the entity was established with non-substantive voting interests. The Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the activities of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. Along with the VIEs that are consolidated in accordance with these guidelines, the Company also holds variable interests in other VIEs that are not consolidated because it is not the primary beneficiary. The Company continually monitors both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. See Note 3 for further discussion of VIEs.

 Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, stock-based compensation, impairment of long-lived assets, useful lives of property and equipment, income taxes and contingencies and litigation, among others.  Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

The Company regularly evaluates its estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, the Company’s estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, and economic downturn, can increase the uncertainty already inherent in the Company’s estimates and assumptions. The Company adjusts its estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our condensed consolidated financial statements on a prospective basis unless they are required to be treated retrospectively under the relevant accounting standard. It is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

Equity Method Investments

The Company accounts for portfolio companies whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a portfolio company depends on an evaluation of several factors including, among others, representation of the Company on the portfolio company’s board of directors and the Company’s ownership level. Under the equity method of accounting, the Company does not reflect a portfolio company’s financial statements within the company’s unaudited consolidated financial statements; however, the Company’s share of the income or loss of such portfolio company is reflected in income (loss) in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company includes the carrying value of equity method portfolio companies as part of the investment in unconsolidated entities on the consolidated balance sheets.

When the Company’s carrying value in an equity method portfolio company is reduced to zero, the Company records no further losses in its unaudited condensed consolidated statements of operations and comprehensive income (loss) unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method portfolio company. When such equity method portfolio company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.

Financing Assets

The Company extends credit to customers through a variety of financing arrangements, including term loans. The amounts outstanding on loans are referred to as finance receivables and are included in Finance Receivables on the unaudited condensed consolidated balance sheets.  It is the Company’s expectation that the loans originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk, some or all of certain exposures may be sold. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If the Company no longer has the intent or ability to hold loans for the foreseeable future, then the loans are transferred to held for sale (“HFS”). Loans entered into with the intent to resell are classified as HFS.

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

The Company performs ongoing credit evaluations of its customers and generally requires collateral. As of March 31, 2013, one customer accounted for 87 percent of our total revenue and 97 percent of accounts receivable. There was no revenue for the three months ended March 31, 2012.

The Company does not expect its current or future credit risk exposures to have a significant impact on its operations. However, there can be no assurance that its business will not experience any adverse impact from credit risk in the future.

Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net income (loss)	$60	$(256)
Denominator:
Weighted-average shares outstanding	41,316	41,247
Effect of dilutive securities	80	-
Weighted-average diluted shares	41,396	41,247
Basic earnings (loss) per share	$0.00	$(0.01)
Diluted earnings (loss) per share	$0.00	$(0.01)

For the three month period ended March 31, 2013 and 2012, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 3,205,000 and 2,600,000 shares, respectively, have been excluded from the calculation of diluted net income (loss) per share as all such securities were anti-dilutive.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, known as ASU 2013-02, which requires an entity to provide additional disclosure about the amounts reclassified out of accumulated other comprehensive income. The Company adopted this guidance on a prospective basis effective January 1, 2013. There was no impact to our financial position or results of operations, as ASU 2013-02 only impacts financial statement disclosure. Comprehensive income (loss) is equal to net income (loss for the three months ended March 31, 2013 and 2012.

Note 2. Finance Receivables

On December 5, 2012, the Company entered into a credit agreement pursuant to which the lenders party thereto provided to a neurology-focused specialty pharmaceutical company a term loan in the principal amount of $22,500,000.  The loan matures on December 5, 2017. The Company initially provided $19,000,000 and a client of the Company, provided the remaining $3,500,000 of the loan. The Company subsequently assigned $12,500,000 of the loan to its clients and retained the remaining $6,500,000. The loan is managed by the Company on behalf of its clients pursuant to the terms of each client’s investment management agreement.

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

The loan shall accrue interest at either a base rate or the LIBOR rate, as determined by the borrower, plus an applicable margin; the base rate and LIBOR rate are subject to minimum floor values such that that minimum interest rate is 16%.  In addition, the Company is entitled to its proportionate share to an increasing exit fee, which is being accreted to interest income over the term of the loan.  As of March 31, 2013, the Company is entitled to their proportionate share which approximates $577,000 of a $2,000,000 exit fee.  The Company recognized $374,000 in interest income, of which $115,000 related to the accretion of the exit fee, recorded as revenue in the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2013.

In the event of a change of control, a merger or a sale of all or substantially all of the borrower’s assets, the Loan shall be due and payable. The Lenders will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment.

Pursuant to the terms of the credit agreement, the borrower entered into a guaranty and collateral agreement granting the lenders a security interest in substantially all of the borrower’s assets. The credit agreement contains certain affirmative and negative covenants. The obligations under the credit agreement to repay the Loan may be accelerated upon the occurrence of an event of default under the credit agreement.  In connection with the Loan, the borrower was required to provide for an interest reserve of $1,000,000.  Pursuant to the terms of the Loan, $250,000 of this amount was returned to the borrower in March 2013 and the balance of $750,000 is included as restricted cash on the unaudited condensed consolidated balance sheet.

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

Consolidated VIE

SWK HP Holdings LP (“SWK HP”) - For a discussion of the formation, operations and presentation of SWK HP please see Non-controlling Interests in Note 4 . SWK HP is considered a VIE due to the lack of voting or similar decision-making rights by its equity holders regarding activities that have a significant effect on the economic success of the partnership. The Company’s ownership in SWK HP constitutes variable interests. The Company has determined that it is the primary beneficiary of the SWK HP as (i) the Company has the power to direct the activities that most significantly impact the economic performance of SWK HP via its obligations to perform under the partnership agreement, and (ii) the Company has the right to receive residual returns that could potentially be significant to SWK HP. As a result, the Company consolidates SWK HP in its financial statements and the $7 million limited partner interests of SWK HP owned by third parties are reflected as a non-controlling interest in the Company’s unaudited condensed consolidated balance sheet.

Unconsolidated VIEs

Holmdel Pharmaceuticals LP (“Holmdel”) - In December 2012, Holmdel was formed to acquire the U.S. marketing authorization rights to a beta blocker pharmaceutical product indicated for the treatment of hypertension for a total purchase price of $13 million. SWK Holdings GP acquired a direct general partnership interest in SWK HP, which in turn acquired a limited partnership interest in Holmdel. The total investment by SWK HP was $13 million, of which SWK Holdings GP provided $6 million.

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP receives a 1x cash on cash return on its interest in Holmdel, SWK HP will receive approximately 87% of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP Holdings LP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 45%. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.   SWK HP’s ownership in Holmdel approximates 87%.  The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis.  As the entity was formed in December 2012, the impact to the Company’s condensed consolidated statement of operations and comprehensive income (loss) is not material.  Moreover, the Company is unable to provide financial statement information related to Holmdel at this time and, accordingly, the preparation of the entity’s financial information is impracticable.

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

The Company’s 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) provides for options, restricted stock, and other customary forms of equity to be granted to the Company’s directors, officers, employees, and independent contractors. All forms of equity incentive compensation are granted at the discretion of the Company’s Board of Directors (the “Board”) and have a term not greater than 10 years from the date of grant.

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2012	1,680,000	$1.01	8.8	$2,200
Options cancelled and retired	-	-	-	-
Options exercised	-	-	-	-
Options granted	-	-	-	-
Balances, March 31, 2013	1,680,000	$1.01	8.6	$2,000

Options vested and exercisable and expected to be vested and exercisable at March 31, 2013	1,495,613	$1.03	8.5	$2,000
Options vested and exercisable at March 31, 2013	180,000	$2.52	4.2	$2,000

At March 31, 2013, there were no options available for grant under the 1999 Stock Incentive Plan.  At March 31, 2013, there were 2.6 million shares reserved for equity awards under the 2010 Stock Incentive Plan.  The Company had $0.2 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 1.7 years.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2013:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.70	20,000	6.3	$0.70	20,000	$0.70
0.83	1,500,000	9.1	0.83	-	-
1.24	20,000	5.3	1.24	20,000	1.24
2.65	10,000	4.6	2.65	10,000	2.65
2.67	20,000	4.3	2.67	20,000	2.67
2.95	90,000	3.4	2.95	90,000	2.95
$3.50	20,000	3.9	3.50	20,000	3.50
Total	1,680,000	8.6	$1.01	180,000	$2.52

Employee stock-based compensation expense recognized for time-vesting options for the three months ended March 31, 2013 and 2012, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company's equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company's changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company's equity incentive plans.

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

On January 31, 2012, the Board approved a change in the compensation plan for non-employee directors. In lieu of cash payments to our Board members historically paid for Board service, the Board approved an annual grant of 35,000 shares of restricted common stock for each of our non-executive Board members on January 31 of each year, starting with 2012. The restricted shares fully vest on the first anniversary of the grant and are forfeited if the Board member does not complete the full year of service.

The following table summarizes restricted stock activities under the equity incentive plans for the indicated periods:

	Restricted Shares Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, December 31, 2012	1,647,500	$0.38
Shares cancelled and forfeited	-	-
Shares vested	(105,000)	0.82
Shares granted	140,000	0.83
Balances, March 31, 2013	1,682,500	$0.39

Generally for restricted stock granted in 2012 and 2013 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period using the graded amortization method. The fair value and derived service period of awards with market performance vesting was calculated using a lattice model and included adjustments to the fair value of the Company's common stock resulting from the vesting conditions being based on the underlying stock price. All 1,682,500 restricted shares are included in the Company's shares outstanding as of March 31, 2013, but are not included in the computation of basic earnings per share as the shares are not yet earned by the recipients.

The stock-based compensation expense recognized by the Company for the three months ended March 31, 2013 and 2012 was $60, 000 and $34,000, respectively.

(b) Non-controlling Interests

SWK HP was formed in December 2012 to acquire a limited partnership interest in Holmdel. SWK Holdings GP acquired a direct general partnership interest in SWK HP, which in turn acquired a limited partnership interest in Holmdel. The total investment by SWK HP was $13 million, of which SWK Holdings GP provided $6 million.  The remaining $7 million is reflected as non-controlling interest in the consolidated statement of stockholders’ equity.  Subject to customary limited partner protections afforded the investors by the terms of the limited partnership agreement, the Company maintains voting and managerial control of SWK HP and therefore includes it in its condensed consolidated financial statements.

Note 5. Fair Value Measurements

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended March 31, 2013, or the year ended December 31, 2012.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity method investments included in our unaudited condensed consolidated balance sheet at March 31, 2013, or December 31, 2012.

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

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis during the three months ended March 31, 2013, and the year ended December 31, 2012.

Note 6. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities in the balance sheet as of March 31, 2013, is as follows (in thousands):

Beginning balance at January 1, 2013	$41
Additions for tax positions related to the current period	3
Ending balance at March 31, 2013	$44

At March 31, 2013, and December 31, 2012, the Company had net deferred tax assets that were fully offset by a valuation allowance, as management believes that it is not more likely than not that the Company will realize the benefits of the deductible differences. The deferred tax asset is principally due to net operating loss carryforwards of approximately $446 million for federal and $40 million for state tax purposes. The majority of these net operating loss carryforwards will expire, if unused, between 2013 and 2021.

Note 7. Subsequent Events

On April 2, 2013, the Company along with Bess Royalty, LP purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic, from InSite Vision, Inc. for $15 million. Besivance is marketed globally by Bausch & Lomb. The Company funded $6 million of the purchase price at closing to own 40.1325% of the royalty stream.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes include in this report.

Overview

SWK Holdings Corporation (the “Company, “we,” or “our”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In May 2012, we announced that we had decided to pursue a new corporate strategy to build a specialty finance and asset management business. Our strategy is to provide capital to a broad range of life science companies, institutions and inventors. We currently focus on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We intend to fill a niche that we believe is underserved in the sub-$50 million transaction size. Our goal is to redeploy our existing assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis.  In addition, we will also be engaged in providing investment advisory services to institutional clients to similarly invest in life science finance.

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

Our investment objective is to maximize our portfolio total return and thus increase our net income and net operating income by generating income primarily from three sources

1.      owning or financing through debt investments, royalties generated by the sales of life science products and related intellectual property;

2.      receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector; and,

3.      to a lesser extent, realize capital appreciation from equity-related investments in the life science sector.

In our portfolio we seek to achieve attractive risk-adjusted current yields and opportunities with the potential for equity-like returns.

The majority of our transactions are expected to be structured similarly to factoring transactions whereby we provide capital in exchange for an interest in an existing revenue stream. We do not anticipate providing capital in situations prior to the commercialization of a product.  The existing revenue stream can take several forms, but is most commonly either a royalty derived from the sales of a life science product (1) from the marketing efforts of a third party,  or (2) from the marketing efforts of our portfolio company. Our structured debt investments may include warrants or other features, giving us the potential to realize enhanced returns on a portion of our portfolio. Capital that we provide directly to our partners is generally used for growth and general working capital purposes, as well as for acquisitions or recapitalizations in select cases.

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

On December 5, 2012, we entered into a credit agreement pursuant to which the lenders party thereto provided to a neurology-focused specialty pharmaceutical company a term loan in the principal amount of $22,500,000. We serve as the agent.  The loan matures on December 5, 2017. We initially committed to provide $19,000,000 and a client of ours committed to provide the remaining $3,500,000 of the loan. Since the closing, we assigned $12,500,000 of our commitment to one or more clients of our investment advisory clients and retained the remainder.  The repayment mechanism of the loan is through a tiered revenue interest payment stream.

On December 20, 2012, Holmdel Pharmaceuticals, LP (“Holmdel”) acquired the U.S. marketing authorization rights to InnoPran XL, a beta blocker pharmaceutical product indicated for the treatment of hypertension for a total purchase price of $13 million. An indirect wholly-owned subsidiary of ours, acquired a direct general partnership interest in SWK HP Holdings LP, which in turn acquired a limited partnership interest in Holmdel. The total investment by SWK HP Holdings LP was $13 million, of which we provided $6 million.

On April 2, 2013, the Company along with Bess Royalty, LP purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic, from InSite Vision, Inc. for $15 million. Besivance is marketed globally by Bausch & Lomb. The Company funded $6 million of the purchase price at closing to own 40.1325% of the royalty stream.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2013, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, known as ASU 2013-02, which requires an entity to provide additional disclosure about the amounts reclassified out of accumulated other comprehensive income. We adopted this guidance on a prospective basis effective January 1, 2013. There was no impact to our financial position or results of operations, as ASU 2013-02 only impacts financial statement disclosure. Comprehensive income (loss) is equal to net income (loss) for the three months ended March 31, 2013, and March 31, 2012.

Revenues

We generated revenues of $430,000 for the three months ended March 31, 2013, driven by $56,000 due to our interest in three revenue-producing client contracts acquired from PBS Capital Management, LLC, and $374,000 related to interest income earned on our finance receivables.  We did not have comparable revenues for the three months ended March 31, 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for finance, legal, human resources and corporate governance. General and administrative expenses increased by 30% to $390,000 for the three months ended March 31, 2013 from $300,000 for the three months ended March 31, 2012 driven primarily as a result of implementing our new strategy.

Interest and Other Income, Net

Interest and other income, net consist primarily of interest income. Interest income consists of interest earned on cash and cash equivalents and was approximately $23,000 and $43,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease in interest income related to lower interest rates and lower cash balances in the three months ended March 31, 2013, compared to the same period in 2012.

Provision for Income Taxes

We have a history of net operating losses on a consolidated basis from inception through March 31, 2013. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit for accounting purposes as it was more likely than not that the Company would not generate sufficient future taxable income to realize all the deferred taxes.

The deferred tax asset is principally due to NOLs of approximately $446 million for federal and $40 million for state tax purposes. The majority of these NOLs will expire, if unused, between 2013 and 2021.

Liquidity and Capital Resources

As of March 31, 2013, we had $24.7 million in cash and cash equivalents compared to $24.6 million in cash and cash equivalents as of December 31, 2012. As of March 31, 2013, we had working capital of $25.7 million, compared to working capital of $26.0 million as of December 31, 2012.

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

As of May 14, 2013, we have consummated our first three transactions under our revised strategy and expect those assets to generate income greater than our expenses in 2013. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2013. Given low current interest rates, we expect the interest rate that we receive on our cash will continue to be at a low rate and to not produce material income. In addition, we expect to generate income other than interest income from our interest in three revenue-producing investment advisory contracts from PBS Capital Management, LLC, as well as income generated from our other investment advisory contracts.

Operating Cash Flow

We had positive cash flow from operating activities of $168,000 for the three months ended March 31, 2013, which included net income of $60,000, $64,000 increase in non-cash expenses included in net income, offset by a $33,000 increase in assets and a $77,000 increase in accounts payable and accrued liabilities.   We had negative cash flow from operating activities of $301,000 for the three months ended March 31, 2012, which included a $256,000 net loss, and $98,000 decrease in accounts payable and accrued liabilities offset by a decrease in prepaid expenses and non-cash stock-based compensation.

 Investing Cash Flow

The Company's investing activities provided negative cash flow of $4,000 for the three months ended March 31, 2013, which primarily related to purchases of property and equipment.  We did not have comparable activity for the three months ended March 31, 2012.

Off-Balance-Sheet Arrangements

As of March 31, 2013, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Outlook

During 2012, we adopted a new corporate strategy to provide capital to a broad range of life science companies, institutions and inventors in order to earn interest, fee, and other income pursuant to this strategy. As of May 14, 2013, we have consummated our first three transactions under our revised strategy. We believe the income generated by these three transactions will be more than our operational expenses, and we will begin to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. We expect that the income generated by such future investments would be earned with minimal additional operational expenses.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Prior to commencing our strategic plan, the primary objective of our activities was to preserve cash. During the three months ended March 31, 2013, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at March 31, 2013, approximated its carrying value.

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

 ITEM 4.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.          RISK FACTORS.

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 27, 2013. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

May 14, 2013
SWK Holdings Corporation

/s/ J. BRETT POPE
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)