Form 10-K/A
period 2012-12-31
SWK Holdings Corp
filed 2013-07-25
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K (the “Initial Filing”) of SWK Holdings Corporation, a Delaware corporation (the “Company”), for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 27, 2013, is being filed solely for the limited purpose of amending Items 10, 11, 12, 13 and 14 to reflect the inclusion of the information required by the Form 10-K. The Initial Filing contemplated the incorporation of such information from a Proxy Statement to be filed by the Company within 120 days following the end of the Company’s year ended December 31, 2012. The Company does not believe that such Proxy Statement will be filed within the requisite 120-day time period and, accordingly, is including the information required by Items 10, 11, 12, 13 and 14 of the Form 10-K through this Amendment as contemplated by instruction G(3) to the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors (the "Board") is divided into three classes and currently has 5 directors.  Directors are elected for a full term of three years with the term expiring at the annual meeting of stockholders held in the third year following the year of their election.

		Committee		Director
Name	Age	Memberships	Principal Occupation	Since
Class I Director
Michael D. Weinberg	49	Governance, Compensation	Employee of Carlson Capital, L.P.	2009
Class II Director
William T. Clifford	67	Compensation, Audit	Chief Executive Officer of Spencer Trask & Co.	2005
J. Brett Pope	42		Chief Executive Officer	2012
Class III Directors
Michael A. Margolis	46	Audit, Governance	Managing Member of Maric LS, LLC and Maric Fund Management, LLC	2010
John F. Nemelka	48		Managing Principal, NightWatch Capital Group, LLC	2005

William T. Clifford. Mr. Clifford has served on the Board since December 2005. Since March 2008, Mr. Clifford has been the Chief Executive Officer of Spencer Trask & Co., a leading private equity and venture capital firm. From August 2005 until March 2008, Mr. Clifford served as Chairman of the Board of Directors and Chief Executive Officer of Aperture Technologies, Inc., a data center management software solutions company. He served on the Board of Directors of Aperture Technologies, Inc. from 2003 until his appointment as Chairman of the Board of Directors and Chief Executive Officer in August 2005. From 2001 to 2003, Mr. Clifford served as a General Partner of The Fields Group, a venture capital and management consulting firm. From 1993 to 1999, Mr. Clifford held various executive positions at the Gartner Group, Inc., an information technology and market research company, including President and Chief Executive Officer. Prior to these positions, Mr. Clifford was President of the Central and National Account divisions and Corporate Vice President, Information Systems Development at Automatic Data Processing, Inc., a transaction processing and data communication services company. Mr. Clifford holds a B.A. degree in Economics from the University of Connecticut. Mr. Clifford also serves on the Board of Directors of Cybersettle Holdings Inc., an internet-based dispute resolution provider, and has previously served as a director of Gartner Inc. (NYSE:IT), ProBusiness Services (NASD:PRBZ) and GridApp Systems and other early stage growth companies.

Michael A. Margolis.  Mr. Margolis, is the founder and member of Maric LS, LLC, formed in 2005, and Maric Fund Management, LLC, formed in 2011, (collectively, "Maric") which serve as investment managers for various public or private equity investments. Maric is focused on investing in inefficient, out-of-favor, complex or overlooked value-oriented opportunities. From 2002 to 2005, Mr. Margolis was a Director of Sage Capital Growth, Inc., an investment manager focused on public and private equity investment opportunities worldwide. From 1998 to 2002, Mr. Margolis was a co-founder and Partner of Arcadia Partners, L.P., a private equity fund focused on the education and training sectors.  From 1993 to 1998, Mr. Margolis was employed by Bear, Stearns & Co. Inc., as an associate and subsequently as a Vice President in investment banking in the Media and Entertainment Group in New York.  From 1989 to 1991, Mr. Margolis was employed by Kidder, Peabody & Co. Incorporated as a financial analyst in the Mergers and Acquisitions Group in New York.  Mr. Margolis received an M.B.A. degree from Harvard Business School in 1993 and a B.A. degree in philosophy from University of Michigan in 1989.  The Board believes that Mr. Margolis' experience in managing and making investments, including value-oriented investments, will be valuable to the Company as it explores investment opportunities.

   John F. Nemelka. Mr. Nemelka, joined the Board in October 2005.   Mr. Nemelka founded NightWatch Capital Group, LLC, an investment management business, and has served as its Managing Principal since its formation in July 2001.  From January 4, 2010, to June 29, 2012, Mr. Nemelka served as the Company’s Interim Chief Executive Officer.  From 1997 to 2000, Mr. Nemelka was a Principal at Graham Partners, a private equity investment firm and affiliate of the privately-held Graham Group.  From 2000 to 2001, Mr. Nemelka was a Consultant to the Graham Group.  Mr. Nemelka holds a B.S. degree in Business Administration from Brigham Young University and an M.B.A. degree from the Wharton School at the University of Pennsylvania.  Mr. Nemelka also serves on the Board of Directors of SANUWAVE Health, Inc., a medical technology company, and LiqTech International, Inc., a manufacturer of gas and liquid filtration products.

J. Brett Pope. Mr. Pope joined the Board in July 2012. Mr. Pope has been the Company’s Chief Executive Officer since May 2012. From 2009 to May 2012, Mr. Pope was an executive with PBS Capital Management, LLC, an investment management business investing in pharmaceutical royalties and healthcare equities that Mr. Pope co-founded in 2009. Prior to PBS Capital, Mr. Pope was with Highland Capital Management, L.P., serving as a Senior Portfolio Analyst from 2001 to 2003, Portfolio Manager from 2003 to 2005 and a Partner and Senior Portfolio Manager from 2005 to 2008. Mr. Pope covered investments in several different industries, at one point managing an $8 billion portfolio, with approximately $4 billion made up of healthcare investments across the capital structure. From 1999 to 2001, Mr. Pope served as Senior Research Analyst at Streetadvisor.com, covering the healthcare sector. From 1996 to 1999, Mr. Pope served as Senior Research Analyst at Southwest Securities, covering the Financial Services and Building and Construction Products sectors. Prior to Southwest Securities, Mr. Pope also served as an equity research analyst for Hodges Capital Management and a financial analyst for Associates First Capital. Mr. Pope received a BBA in Finance from the University of Texas at Austin where he graduated Magna Cum Laude. Mr. Pope has earned the right to use the Chartered Financial Analyst designation.

Michael D.  Weinberg.   Mr. Weinberg was elected to the Board on December 23, 2009 and was recommended as a nominee to the Board by Carlson Capital, L.P.  ("Carlson Capital"), an investment management business which, as of July 1, 2013, beneficially owned 29.5% of our outstanding common stock.  Mr. Weinberg is Managing Director – Special Projects for Carlson Capital and has served in a variety of investment and operational roles at Carlson Capital since November 1999.  From January 1996 to November 1999, Mr. Weinberg was Director of Investments at Richmont Capital Partners, L.P., the investment affiliate of privately-held Mary Kay Cosmetics.  Prior to Mary Kay, Mr. Weinberg also held positions as an analyst for Greenbrier Partners, a value oriented hedge fund, and as an associate attorney for the law firm of Baker Botts L.L.P.  Mr. Weinberg holds a B.A. degree from the Plan II Liberal Arts Honors Program and a J.D. degree, both from the University of Texas at Austin.  Mr. Weinberg is a CFA Charterholder.  Mr. Weinberg is also a Director of Barbican Holding Company Limited, a Guernsey based insurance holding company.

Committees of the Board

The Board has three standing committees: the audit committee, the compensation committee, and the governance and nominating committee.

Audit Committee.  We have a standing audit committee of the Board (the "Audit Committee") established in accordance with Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  The members of our Audit Committee are Messrs. Margolis (Chair) and Clifford.  Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under the NASDAQ Stock Market Rules and the rules of the Securities and Exchange Commission ("SEC").  In addition, the Board determined that Mr. Margolis is an "audit committee financial expert" as defined in the rules of the SEC.

The Audit Committee met 4 times in 2012.  The Board has adopted a written charter for the Audit Committee, a copy of which is posted in the Corporate Governance section of our Internet website (at www.swkhold.com).  The principal functions of the Audit Committee are to oversee our accounting and financial reporting processes and the audits of our financial statements, oversee our relationship with our independent auditors, including selecting, evaluating and setting the compensation of, and approving all audit and non-audit services to be performed by the independent auditors, and facilitate communication among our independent auditors and our financial and senior management.

Compensation Committee.  We have a standing compensation committee of the Board (the "Compensation Committee").  The members of our Compensation Committee are Messrs. Clifford (Chair) and Weinberg.

The Compensation Committee met 5 times in 2012.  Each current member of the Compensation Committee meets the independence and other requirements to serve on our Compensation Committee under the NASDAQ Stock Market Rules and the rules of the SEC.

The Board has adopted a written charter for the Compensation Committee, a copy of which is posted in the corporate governance section of our Internet website (at www.swkhold.com).  The Compensation Committee has responsibilities relating to the performance evaluation and the compensation of our Chief Executive Officer, the compensation of our executive officers and directors and our significant compensation arrangements, plans, policies and programs, including our stock compensation plans.  Certain of our executive officers, our outside counsel and consultants may occasionally attend the meetings of the Compensation Committee.  However, no officer of the Company is present during discussions or deliberations regarding that officer's own compensation.

Governance and Nominating Committee.  We have a standing governance and nominating committee of the Board (the "Governance and Nominating Committee").  Since July 30, 2010, the members of our Governance and Nominating Committee are Mr. Weinberg (Chair) and Mr. Margolis. The Governance and Nominating Committee did not meet in person in 2012.  It took all required action by written consent. Each of Messrs. Weinberg and Margolis meets the independence and other requirements to serve on our Governance and Nominating Committee under the NASDAQ Stock Market Rules and the rules of the SEC.

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

Board Leadership Structure and Risk Oversight

We separated the roles of Chief Executive Officer and Chairman of the Board on January 4, 2010, following the completion of the sale of substantially all of the Company's assets in December 2009.  Mr. Weinberg serves as Chairman of the Board, while Mr. Pope serves as Chief Executive Officer of the Company.  The Board believes the separation of these roles enables effective oversight of management and provides checks and balances with respect to the decision making process at the Company.

The Board, in conjunction with the Company's officers, is responsible for considering, identifying and managing material risks to the Company.  The audit committee plays a critical role in evaluating and managing internal controls, financial risk exposure and monitoring the activities of the Company's independent registered public accounting firm.  The entire Board also receives updates at each Board meeting regarding any material risks from the Company's management.

Compensation of Directors

Each non-employee director will be granted 35,000 restricted shares of our common stock annually. The restricted stock fully vests on the first anniversary of each grant, and is forfeited if the Board member does not complete the year of service.

We reimburse our directors for reasonable travel and other reasonable expenses incurred in connection with attending the meetings of the Board.  The Company is also party to indemnification agreements with each of its directors.

2012 Director Compensation

The table below summarizes the compensation paid by the Company to non-executive directors for the fiscal year ended December 31, 2012.  Mr. Nemelka served as the Company’s Interim Chief Executive Officer until June 29, 2012, and the compensation below is with respect to his service on the Board following such date. Mr. Pope, as an employee of the Company, does not receive any additional compensation for his service on the Board.

Name (a)	Stock Awards (1) ($)(c)	Total ($)(h)
William T. Clifford	$28,700	$28,700
Michael A. Margolis	28,700	28,700
John F. Nemelka	14,875	14,875
J. Brett Pope	0	0
Michael D. Weinberg	28,700	28,700

(1)

The amounts reported represent the stock-based compensation expense that was calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation ("FASB ASC Topic 718"). Information about the assumptions used to value these awards can be found in Note 7 to the Company’s consolidated financial statements. As described above, each non-employee director, other than Mr. Nemelka was granted 35,000 shares of restricted stock on January 31, 2012. Mr. Nemelka was granted 17,500 shares of restricted stock on July 24, 2012. These shares vested on January 31, 2013.

Executive Officers

The biographical information for Mr. Pope, our Chief Executive Officer, is set forth above under Directors.

Winston Black.  Mr. Black joined SWK as Managing Director in May 2012 from PBS Capital Management, LLC, an investment management business investing in pharmaceutical royalties and healthcare equities that Mr. Black co-founded in 2009. Prior to PBS Capital, Mr. Black was a Senior Portfolio Analyst at Highland Capital Management, L.P. from September 2007 to March 2009 where he managed a portfolio of approximately $2 billion in healthcare investments. Prior to joining Highland, Mr. Black served as COO/Analyst and Chief Compliance Officer at Mallette Capital Management, Inc., a $200 million biotech focused hedge fund. Prior to Mallette Capital, Mr. Black was Vice President, Corporate Development for ATX Communications, Inc. Mr. Black began his career as an Analyst in the Healthcare and Telecommunications groups at Salomon Smith Barney. Mr. Black received MBAs with distinction from both Columbia Business School and London Business School and received a BA in Economics from Duke University, where he graduated Cum Laude.

Charles Jacobson. Charles Jacobson was appointed CFO in September 2012. He serves as the CEO and Managing Director of the Pine Hill Group, LLC (“Pine Hill”), a consulting firm which he co-founded in 2007. Pine Hill provides management level finance, accounting and transaction advisory services to middle market public and private companies. From 2008 to 2011, Mr. Jacobson served as Chief Financial Officer of FS Investment Corporation pursuant to an agreement between Pine Hill and FS Investment Corporation. From 2001 to 2007, Mr. Jacobson worked for ATX Communications, Inc. (“ATX”), becoming the organization’s senior vice president of finance where he was responsible for managing ATX’s finance organization. Prior to working for ATX, Mr. Jacobson held senior managerial audit positions with Ernst & Young LLP from 1999 to 2000 and with BDO Seidman, LLP from 1996 to 1999, where he was responsible for audit engagements of private, pre-IPO and publicly traded companies in a variety of different industries. Mr. Jacobson began his professional career in 1993 at a regional public accounting firm where he performed audits on governmental entities. Mr. Jacobson is a Certified Public Accountant and holds a B.S. in Accounting from Rutgers University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock.  Based solely on (i) information provided to us by our current officers and directors, and (ii) our review of reporting forms filed by our directors, executive officers and persons who hold more than 10% of our outstanding common stock, we believe that during 2012 such persons filed the reports required under Section 16(a) of the Exchange Act on a timely basis.

ITEM 11.                      EXECUTIVE COMPENSATION.

Executive Compensation and Related Information

The table below summarizes the total compensation earned by each of the named executive officers for the fiscal years ended December 31, 2012 and 2011.

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total
J. Brett Pope, CEO	2012	$125,083	$42,500	0	161,250	$0	$328,833
	2011	-	-	-		-	-

Winston Black, Managing Director	2012	125,083	42,500	0	161,250		328,833
	2011	-	-	-	-	-	-

Charles Jacobson, CFO(1)	2012	0	0	0	0	0	0
	2011	-	-	-	-	-	-

John Nemelka, Former Interim CEO	2012	111,501	0	230,000	0	125,000	466,501
	2011	200,000	0	0	0	4,862	204,862

Paul Burgon, Former Interim CFO	2012	113,292	0	115,000	0	125,000	353,292
	2011	175,000	0	0	0	6,315	181,315

(1)

Mr. Jacobson was appointed CFO effective September 4, 2012. He is not an employee of the Company and receives no salary or other compensation from the Company. He serves as the Company’s CFO pursuant to an agreement between the Company and The Pine Hill Group. All of Mr. Jacobson’s compensation is paid by The Pine Hill Group.

Salary

Messrs. Pope and Black joined the Company effective May 15, 2012. Mr. Nelmelka resigned as Interim Chief Executive Officer effective June 29, 2012, and Mr. Pope became CEO effective June 29, 2012. Mr. Burgon resigned as Interim Chief Financial Officer effective September 3, 2012. Messrs. Pope and Black were not employed by the Company in 2011.

Bonus

The amount in the bonus column represents discretionary bonus awards to Messrs. Pope and Black in December 2012.

Stock Awards

The values for stock awards in this column represent the grant date fair value of shares of restricted stock granted in 2012, computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found in Note 7 to the Company’s consolidated financial statements. On May 14, 2012, Mr. Nemelka was granted 750,000 shares of restricted stock and Mr. Burgon was granted 375,000 shares of restricted stock in connection with their resignation from the Company. The restricted stock vests in 1/3 increments based upon the Company’s 60-day average stock price performance between $1.66 and $2.49, and will be cancelled if the stock prices fail to meet such vesting criteria in five years.

Option Awards

The values for option awards in this column represent the grant date fair value of stock options granted in 2012, computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found in Note 7 to the Company’s consolidated financial statements. On May 14, 2012, each of Messrs. Pope and Black were granted options to acquire 750,000 shares of common stock at an exercise price of $0.83. The options vest in 25% increments based upon the Company’s 60-day average stock price performance between $1.24 and $2.49, and will be cancelled if the stock prices fail to meet such vesting criteria within five years.

All Other Compensation

The amounts in this column represent for 2012, severance payments to Messrs. Nemelka and Burgon pursuant to the terms of their employment arrangements with the Company; and for 2011, cash in lieu of vacation.

Material Terms of Employment

On May 15, 2012, the Company entered into employment agreements with each of Messrs. Pope and Black, providing for annual salaries of $200,000 each plus an annual bonus potential based on the Company's annual pre-tax profit. The annual salaries are subject to cost-of-living increases. The total bonus pool will constitute 10.0% to 10.5% of pre-tax profit (as defined in the agreements) in 2013 and 2014, respectively, and subject to certain adjustments. The employment agreements expire on December 31, 2014. Both Mr. Pope’s and Mr. Black’s employment agreements provide for 6 months’ severance in the event they are terminated by the Company without cause or they resign for good reason. In addition, the Company can elect to pay Mr. Pope and Mr. Black their annual salaries for up to eighteen months (following the six months’ severance period ) to enforce a non-compete and non-solicitation agreement for up to two years from the date of their separation from the Company. The Company is also party to indemnification agreements with its executive officers that may require the Company to indemnify such officers against liabilities that may arise by reason of the officers' status or service.

Since the employees of the Company are at will, the Company does not believe that there are any material risks arising from the Company's compensation policies and practices for its employees.

2010 Equity Incentive Plan

On November 8, 2010, the Board approved the 2010 SWK Holdings Corporation Equity Incentive Plan (the "2010 Plan").  The purpose of the 2010 Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company, by offering them an opportunity to participate in the Company's future performance through the grant of equity awards.  The 2010 Plan is administered by the Compensation Committee of the Board.   The 2010 Plan provides that the administrator may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof.  The applicable award agreement will contain the period during which the right to exercise the award in whole or in part vests.  At any time after the grant of an award, the administrator may accelerate the period during which the award vests.

Outstanding Equity Awards at December 31, 2012

Below are the options outstanding for the Company's named executive officers as of December 31. 2011.  Mr. Nemelka was awarded these options prior to his appointment as an executive officer of the Company, in his capacity as a director of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name (a)	Number of Securities Underlying Unexercised option (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)(e)	Option Expiration Date ($)(f)	Number of Shares or Units of Stock that have not Vested (#)(g)	Market Value Shares or Units of Stock that have not Vested ($)(h)(3)
J. Brett Pope		750,000(1)	$0.83	5/14/2017		$787,500
Winston Black		750,000(1)	$0.83	5/14/2017		$787,500
John F. Nemelka					750,000(2)	$787,500
	40,000		$2.95	9/7/2016
	10,000		$3.50	3/5/2017
	10,000		$2.67	7/25/2017
	10,000		$1.24	7/28/2018
	10,000		$0.70	7/6/2019
Paul Burgon	10,000				375,000(2)	$393,750

(1)	The options vest in 25% increments based upon the Company’s 60-day average stock price performance between $1.24 and $2.49.
(2)	The restricted stock vests in 1/3 increments based upon the Company’s 60-day average stock price performance between $1.66 and $2.49
(3)	Based on the closing stock price on July 23, 2013.

2012 Option Exercises

None of our named executive officers acquired shares of our common stock pursuant to the exercise of options during our fiscal year ended December 31, 2012.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Messrs. Clifford and Weinberg. No members of our Compensation Committee were employees of SWK during 2012. During 2012, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board or our Compensation Committee.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of our common stock as of July 1, 2013, by the following individuals or groups:

●	each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;
●	each of our named executive officers;
●	each of our directors; and
●	all current directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Applicable percentage ownership in the following table is based on 43,034,894 shares of common stock outstanding as of July 1, 2013, as adjusted to include options and warrants exercisable within 60 days of July 1, 2013 held by the indicated stockholder or stockholders.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Winston Black (1)	63,701	*
Paul V. Burgon (2)	394,977	*
William T. Clifford (3)	220,000	*
Charles Jacobson	4,000	*
Michael A. Margolis (4)	973,600	2.2%
John F. Nemelka (5)	907,544	2.1%
J. Brett Pope(6)	262,469	*
Michael D. Weinberg (7)	270,000	*
All 5 current and former officers and directors as a group (8)	3,096,291	7.2%

5% Stockholders
Entities affiliated with Carlson Capital, LP (9)	12,149,100	29.5%

*Less than one percent.

(1)	Excludes 750,000 options to acquire shares of common stock that vest based upon the 60 day average closing price of the Company's common stock.
(2)	Includes 375,000 shares of restricted stock that vest based upon the 60 day average closing price of the Company's common stock.
(3)	Includes 100,000 shares of restricted stock that vest based upon the 60 day average closing price of the Company's common stock and 35,000 shares of restricted stock that vest January 31, 2014.
(4)

Includes 803,600 shares of common stock owned by Maric Capital Master Fund, Ltd,. Maric LS, LLC is the investment manager of Maric Capital Master Fund, Ltd.Michael Margolis is the member of Maric LS, LLC. Mr. Margolis disclaims beneficial ownership of any and all such shares in excess of his pecuniary interest therein.Includes 100,000 shares of shares of restricted common stock that vest based upon the 60 day average closing price of the Company's common stock and 35,000 shares of restricted stock that vest January 31, 2014.

(5)	Includes 750,000 shares of restricted stock that vest based upon the 60 day average closing price of the Company's common stock and 35,000 shares of restricted stock that vest January 31, 2014.
(6)	Excludes 750,000 options to acquire shares of common stock that vest based upon the 60 day average closing price of the Company's common stock.
(7)

Includes 200,000 shares of restricted stock that vest based upon the 60 day average closing price of the Company's common stock and 35,000 shares of restricted stock that vest January 31, 2014.Mr. Weinberg and Carlson Capital, L.P. have advised the Company that Mr. Weinberg is an employee of Carlson Capital, L.P., but is not a controlling person thereof.

(8)	Includes 1,611,968 shares subject to stock options and warrants that are exercisable within 60 days of July 1, 2013.

(9)

Based solely on the Form 4 filed onMarch 1, 2012with the SEC reporting beneficial ownership of12,149,100 shares.The shares are directly beneficially owned by Double Black Diamond Offshore Ltd. and Black Diamond Offshore Ltd. (together, the "Funds").Carlson Capital, L.P. is the investment manager of the Funds.Asgard Investment Corp.("Asgard") is the general partner of Carlson Capital.Clint D. Carlson is the President of Asgard and the Chief Executive Officer of Carlson Capital.Carlson Capital disclaims beneficial ownership of any and all such shares in excess of their pecuniary interest therein.The principal business address of Carlson Capital is 2100 McKinney Avenue, Suite 1800, Dallas, TX 75201.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to the shares of common stock issuable under existing equity compensation plans. The category "Equity compensation plans approved by security holders" in the table below consists of the KANA 1999 Stock Incentive Plan, as amended (the "1999 Stock Incentive Plan"). The category "Equity compensation plans not approved by security holders" in the table below consists of the SWK Holdings Corporation 2010 Equity Incentive Plan, which has not been approved by our stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans under which equity securities are authorized for issuance, as of December 31, 2012:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	180,000	$2.52	-
Equity compensation plans not approved by security holders	400,000	2.14	4,100,000
Total	580,000	$2.26	4,100,000

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee Charter requires our Audit Committee to review and approve certain transactions between us and our executive officers and directors and greater than 5% beneficial owners of our common stock, and each of their immediate family members.  Transactions subject to the review and approval of the Audit Committee (or another independent body of the Board) include transactions between us and the related person in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which such person has or will have a direct or indirect material interest.  To identify any related party transactions, each year, we submit and require our directors and officers to complete director and officer questionnaires identifying any transactions with us in which the executive officer or director or their family members has an interest.  In addition, the Board determines, on an annual basis, which members of the Board meet the definition of independent director as defined in the rules of The NASDAQ Stock Market and reviews and discusses any relationships with a director that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.  In approving or rejecting any such transaction, the Audit Committee, considers the relevant facts and circumstances available to it, including but not limited to the risks, costs, benefits to our company, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director's independence.  Our Audit Committee approves only those transactions that it determines in good faith, are in, or are not inconsistent with, our best interests.

Certain Transactions with Related Persons

From January 2010 to June 30, 2012, we subleased approximately 2,300 square feet on a month-to-month basis under an agreement with Nightwatch, a company of which John Nemelka, one of our board members is the Managing Principal, and Paul Burgon, our former Interim Chief Financial Officer, is a Principal and the Chief Financial Officer.  Our rent under this sublease was approximately $4,200 per month.  Additionally, we entered into a services agreement with Nightwatch to provide certain administrative services at cost.  These agreements terminated effective June 30, 2012.

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

Independence

The Board has adopted the definitions, standards and exceptions to the standards for evaluating director independence provided in the NASDAQ Stock Market rules, and determined that four of our current directors, Mr. Clifford, Mr. Margolis, Mr. Nemelka and Mr. Weinberg, are independent under the rules of The NASDAQ Stock Market.

The Board met 14 times in 2011, including telephone conference meetings.  During 2011, no director attended fewer than 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which such director served during the time period for which each such director served on the Board.

ITEM 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

2012 and 20101 Audit Fee Summary

Our independent registered public accounting firm, Burr Pilger Mayer, Inc. ("BPM"), audited our financial statements for the years ended December 31, 2011 and 2010.  Set forth below are the aggregated fees (in thousands) billed for audit and other services provided by BPM for 2011 and 2010.

	Year Ended December 31,
	2012	2011
Audit fees (1)	$75	$91
Audit-Related fees (2)	-	6
Tax fees	-
All other fees	-
Total fees	$75	$97

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

●

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

●

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

All services provided by the Company's independent registered public accounting firm in fiscal years 2010 and 2011 were approved in advance by the Audit Committee.

Audit Committee Pre-Approval Policies and Procedures

All audit and permitted non-audit services to be performed for the Company by its independent registered public accounting firm must be pre-approved by the Audit Committee to assure that the provision of such services do not impair the firm's independence.  The Audit Committee does not delegate its responsibility to pre-approve services performed by the independent auditors to management.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on July 25, 2013.

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

Date: July 25, 2013	By	/s/ J. Brett Pope
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2013	By	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 25, 2013	By	/s/ William T. Clifford
William T. Clifford
Director

Date: July 25, 2013	By	/s/ Michael Margolis
Michael Margolis
Director

Date: July 25, 2013	By	/s/ John F. Nemelka
John F. Nemelka
Director

Date: July 25, 2013	By	/s/ Michael Weinberg
Michael Weinberg
Director