Form 10-Q
period 2013-06-30
SWK Holdings Corp
filed 2013-08-13
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 1, 2013, there were 43,034,894 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended June 30, 2013

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Outlook . Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM I.          FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,846	$24,584
Restricted cash	634	1,000
Accounts receivable	89	197
Finance receivables	295	230
Prepaid expenses and other current assets	47	36
Total current assets	18,911	26,047
Property and equipment, net	6	3
Finance receivables	14,083	6,270
Investment in unconsolidated entities	11,789	13,000
Other assets	147	-
Total assets	$44,936	$45,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$143	$91
Total current liabilities	143	91
Interest reserve	634	1,000
Other long-term liabilities	51	41
Total liabilities	828	1,132

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 43,034,894 and 42,894,894 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	43	43
Additional paid-in capital	4,321,332	4,321,200
Accumulated deficit	(4,283,615)	(4,284,055)
Total SWK Holdings Corporation stockholders’ equity	37,760	37,188
Non-controlling interests in consolidated entities	6,348	7,000
Total stockholders’ equity	44,108	44,188
Total liabilities and stockholders’ equity	$44,936	$45,320

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
Finance receivable interest income, including fees	$553	$-	$927	$-
Income related to investments in unconsolidated entities	414	-	414	-
Management fees	43	-	99	-
		-		-
Total Revenues	1,010	-	1,440	-
Costs and expenses:
General and administrative	424	711	814	1,011
Total costs and expenses	424	711	814	1,011
Income (loss) from operations	586	(711)	626	(1,011)
Interest and other income, net	15	45	38	90
Income (loss) before provision for income tax	601	(666)	664	(921)
Provision for income tax	7	1	10	2
Consolidated net and comprehensive income (loss)	594	(667)	654	(923)
Net income (loss) attributable to non-controlling interests	214	-	214	-
Net and comprehensive income (loss) attributable to SWK Holdings Corporation Stockholders	$380	$(667)	$440	$(923)
Net income (loss) per share attributable to SWK Holdings Corporation Stockholders
Basic	$0.01	$(0.02)	$0.01	$(0.02)
Diluted	0.01	(0.02)	0.01	(0.02)
Weighted Average Shares
Basic	41,352	41,247	41,334	41,247
Diluted	41,411	41,247	41,404	41,247

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$654	$(923)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from investments in unconsolidated entities	(414)	-
Loan fee accretion	(144)	-
Depreciation and amortization	1	-
Stock-based compensation	132	106
Other non-cash expense	7	4
Changes in operating assets and liabilities:
Accounts receivable	108	-
Restricted cash	366	-
Prepaid expenses and other assets	(11)	34
Interest reserve	(366)	-
Accounts payable and accrued liabilities	54	227
Net cash provided by (used in) operating activities	385	(552)

Cash flows from investing activities:
Issuance of finance receivables	(8,000)	-
Repayment of finance receivables	122	-
Cash distributions on investments in unconsolidated entities	1,625	-
Purchases of property and equipment	(4)	(2)
Net cash used in investing activities	(6,257)	(2)

Cash flows from financing activities:
Distribution to non-controlling interests	(866)	-
Net cash used in financing activities	(866)	-

Net increase (decrease) in cash and cash equivalents	(6,738)	(554)
Cash and cash equivalents at beginning of period	24,584	38,203
Cash and cash equivalents at end of period	$17,846	$37,649

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (“SWK” or the “Company”) is engaged in investing in the pharmaceutical and biotechnology royalty securitization market.  The Company’s strategy is to provide capital to a broad range of life science companies, institutions and inventors. The Company is currently focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. The Company intends to fill a niche that it believes is underserved in the sub-$50 million transaction size. The Company’s goal is to redeploy its existing assets to earn interest, fee, and other income pursuant to this strategy, and the Company continues to identify and review financing and similar opportunities on an ongoing basis. In addition the Company is also engaged in the business of providing investment advisory services to institutional clients.

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  The condensed consolidated financial statements include the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally a controlling financial interest reflects ownership of a majority of the voting interests. The Company consolidates a variable interest entity (“VIE”) when it possesses both the power to direct the activities of the VIE that most significantly impact its economic performance and the Company is either obligated to absorb the losses that could potentially be significant to the VIE or the Company holds the right to receive benefits from the VIE that could potentially be significant to the VIE, after elimination of intercompany accounts and transactions.

The Company owns interests in various partnerships and limited liability companies, or LLCs.  The Company consolidates its investments in these partnerships or LLCs, where the Company, as the general partner or managing member, exercises effective control, even though the Company’s ownership is less than 50%.  The related governing agreements provide the Company with broad powers, and the other parties do not participate in the management of the entity and do not have the substantial ability to remove the Company.  The Company has reviewed each of the underlying agreements to determine if it has effective control.  If circumstances changed and it was determined this control did not exist, this investment would be recorded using the equity method of accounting.  Although this would change individual line items within the Company’s condensed consolidated financial statements, it would have no effect on our net operations and/or total stockholders’ equity attributable to the Company. The Company operates in one operating segment with a single management team that reports to the chief executive officer, who is the Company’s chief operating decision maker.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission "SEC" on March 27, 2013. The year-end unaudited condensed consolidated balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by GAAP.

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

 Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, useful lives of property and equipment, income taxes and contingencies and litigation, among others.  Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

The Company performs ongoing credit evaluations of its customers and generally requires collateral. For the three and six month period ended June 30, 2013, three customers accounted for 96 percent and 93 percent of our total revenues, respectively. As of June 30, 2013, one customer accounted for 98 percent of accounts receivable. As of December 31, 2012, two customers accounted 81 percent and 16 percent of accounts receivable. There was no revenue for the three and six months ended June 30, 2012.

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

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to SWK Holdings Corporation Shareholders	$387	$(667)	$447	$(923)

Denominator:
Weighted-average shares outstanding	41,352	41,247	41,334	41,247
Effect of dilutive securities	59	-	70	-

Weighted-average diluted shares	41,411	41,247	41,404	41,247

Basic earnings (loss) per share	$0.01	$(0.02)	$0.01	$(0.02)
Diluted earnings (loss) per share	$0.01	$(0.02)	$0.01	$(0.02)

For the three and six month period ended June 30, 2013 and 2012, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 3,205,000 and 5,255,000 shares, respectively, have been excluded from the calculation of diluted net income (loss) per share as all such securities were anti-dilutive.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, known as ASU 2013-02, which requires an entity to provide additional disclosure about the amounts reclassified out of accumulated other comprehensive income. The Company adopted this guidance on a prospective basis effective January 1, 2013. There was no impact to our financial position or results of operations, as ASU 2013-02 only impacts financial statement disclosure. Comprehensive income (loss) is equal to net income (loss for the three and six-months ended June 30, 2013, and June 30, 2012.

Note 2. Finance Receivables

Finance Receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

Revenue Interest Term Loan

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

The loan shall accrue interest at either a base rate or the LIBOR rate, as determined by the borrower, plus an applicable margin; the base rate and LIBOR rate are subject to minimum floor values such that that minimum interest rate is 16%.  In addition, the Company is entitled to its proportionate share to an increasing exit fee, which is being accreted to interest income over the term of the loan.  As of June 30, 2013, the Company is entitled to its proportionate share which approximates $577,000 of a $2,000,000 exit fee. The Company recognized $667,000 in interest income, of which $144,000 related to the accretion of the exit fee, recorded as revenue in the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2013. The Company recognized $293,000 in interest income, of which $29,000 related to the accretion of the exit fee, recorded as revenue in the consolidated statement of operations and comprehensive income (loss) for the three months ended June 30, 2013.

In the event of a change of control, a merger or a sale of all or substantially all of the borrower’s assets, the loan shall be due and payable. The lenders will be entitled to certain additional payments in connection with repayments of the loan, both on maturity and in connection with a prepayment or partial prepayment.

Pursuant to the terms of the credit agreement, the borrower entered into a guaranty and collateral agreement granting the lenders a security interest in substantially all of the borrower’s assets. The credit agreement contains certain affirmative and negative covenants. The obligations under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default under the credit agreement.  In connection with the loan, the borrower was required to provide for an interest reserve of $1,000,000.  Pursuant to the terms of the loan, $250,000 of this amount was returned to the borrower in March 2013,and $116,000 was drawn down during the three months ended June 30, 2013 leaving a balance of $634,000 is included as restricted cash on the unaudited condensed consolidated balance sheet.

Bess Royalty Purchase

On April 2, 2013, the Company, along with Bess Royalty, LP ("Bess"), purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic, from InSite Vision, Inc. Besivance is marketed globally by Bausch & Lomb. The initial purchase price totaled $15 million; the Company funded $6 million of the purchase price at closing to own 40.1325% of the royalty stream. Additional contingent consideration includes (i) $1 million to be paid by Bess upon certain net sales milestones achieved by Bausch & Lomb and (ii) annual payments to be remitted to InSite Vision, Inc. once aggregate royalty payments received by the Company and Bess exceed certain thresholds. The Company will have no obligation with respect to the milestone payment. In addition, such additional payment by Bess would not result in a change in the Company's interest in the royalty. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company and Bess reach a certain threshold as defined in the underlying agreement. As the purchased royalty stream has been capped by the defined threshold amount, in effect limiting the Company’s implicit rate of return, the Company’s share of the purchase price has been reflected as a Finance Receivable in the consolidated financial statements. The Company recognized approximately $260,000 in interest and income for the three and six month period ended June 30, 2013 representing our pro rata portion of royalties paid.

Tissue Regeneration Therapeutics Royalty Purchase

On June 12, 2013, the Company purchased from Tissue Regeneration Therapeutics, Inc. (“TRT”) two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector. The initial purchase totaled $2 million paid upon closing. Additional contingent consideration includes (i) $1.25 million payable upon aggregate royalty payments reaching a certain threshold and (ii) annual sharing payments due to TRT once aggregate royalty payments received by the Company exceed the purchase price paid by the Company. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company reach a certain threshold as defined in the underlying agreement. The purchase has been reflected as a Finance Receivable in the consolidated financial statements.

Past Due and Nonaccrual

Currently there are no past due or nonaccrual receivables. The Company would generally place term loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain and they are 90 days past due for interest or principal, unless both well-secured and in the process of collection. When placed on nonaccrual, the Company would reverse any accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Generally, the Company would return a term loan to accrual status when all delinquent interest and principal become current under the terms of the credit agreement and collectability of remaining principal and interest is no longer doubtful.

Impairment

A term loan is considered to be impaired when, based on current information and events, it’s determined that the Company would not be able to collect all amounts due according to the loan contract, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any.

Receivables associated with royalty stream purchases would be considered to be impaired when it is probable that the Company will be unable to collect the book value of the remaining investment based upon adverse changes in the estimated underlying royalty stream.

When the Company identifies a loan as impaired, they measure the impairment based on the present value of expected future cash flows, discounted at the receivable’s effective interest rate. If it is determined that the value of an impaired receivable is less than the recorded investment the Company would recognize impairment with a charge to the allowance for credit losses. When the value of the impaired receivable is calculated by discounting expected cash flows, interest income would be recognized using the receivable’s effective interest rate over the remaining life of the receivable.

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

Consolidated VIE

SWK HP Holdings LP (“SWK HP”) - For a discussion of the formation, operations and presentation of SWK HP please see Non-controlling Interests in Note 4 . SWK HP is considered a VIE due to the lack of voting or similar decision-making rights by its equity holders regarding activities that have a significant effect on the economic success of the partnership. The Company’s ownership in SWK HP constitutes variable interests. The Company has determined that it is the primary beneficiary of the SWK HP as (i) the Company has the power to direct the activities that most significantly impact the economic performance of SWK HP via its obligations to perform under the partnership agreement, and (ii) the Company has the right to receive residual returns that could potentially be significant to SWK HP. As a result, the Company consolidates SWK HP in its financial statements and the limited partner interests of SWK HP owned by third parties are reflected as a non-controlling interest in the Company’s unaudited condensed consolidated balance sheet.

Unconsolidated VIEs

Holmdel Pharmaceuticals LP (“Holmdel”) - In December 2012, Holmdel was formed to acquire the U.S. marketing authorization rights to a beta blocker pharmaceutical product indicated for the treatment of hypertension for a total purchase price of $13 million. SWK Holdings GP acquired a direct general partnership interest in SWK HP, which in turn acquired a limited partnership interest in Holmdel. The total initial investment by SWK HP was $13 million, of which SWK Holdings GP provided $6 million.

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP receives a 1x cash on cash return on its interest in Holmdel, SWK HP will receive approximately 84% of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP Holdings LP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 39%. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.  SWK HP’s ownership in Holmdel approximates 84%. The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. For the three and six months ended June 30, 2013, the Company recognized $414,000 of equity method gains. In addition, the Company received a cash distribution of approximately $1.6 million during the six months ended June 30, 2013. Changes in the carrying amount of the Company’s investment in Holmdel for the six months ended June 30, 2013 are as follows:

Balance at December 31, 2012	$13,000
Add: Income from investments in unconsolidated entities	414
Less: Cash distribution on investments in unconsolidated entities	(1,625)
Balance at June 30, 2013	$11,789

  The following table provides the financial statement information related to Holmdel:

	As of June 30, 2013 (in millions)		Three months ended June 30, 2013 (in millions)	Six months ended June 30, 2013 (in millions)

Assets	$15.2	Revenue	$4.0	$4.0
Liabilities	$0.2	Expenses	$3.5	$3.5
Equity	$15.0	Net income	$0.5	$0.5

 Note 4. Stockholders’ Equity

(a) Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. As a result of the termination of all employees on December 31, 2009, the stock options held by employees were cancelled on March 31, 2010.  The only remaining options outstanding as of June 30, 2013, are those held by some of the Company’s current directors.

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

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2012	1,680,000	$1.01	8.8	$2,200
Options cancelled and retired	-	-	-	-
Options exercised	-	-	-	-
Options granted	-	-	-	-
Balances, June 30, 2013	1,680,000	$1.01	8.4	$261,000

Options vested and exercisable and expected to be vested and exercisable at June 30, 2013	1,495,613	$1.03	8.3	$229,000
Options vested and exercisable at June 30, 2013	180,000	$2.52	3.9	$6,000

At June 30, 2013, there were no options available for grant under the 1999 Stock Incentive Plan.  At June 30, 2013, there were 2.6 million shares reserved for equity awards under the 2010 Stock Incentive Plan. The Company had $0.1 million of total unrecognized stock based compensation expense for options, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 1.5 years.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2013:

	Options Outstanding, Vested and Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.70	20,000	6.0	$0.70	20,000	$0.70
0.83	1,500,000	8.9	0.83	-	-
1.24	20,000	5.1	1.24	20,000	1.24
2.65	10,000	4.4	2.65	10,000	2.65
2.67	20,000	4.1	2.67	20,000	2.67
2.95	90,000	3.2	2.95	90,000	2.95
$3.50	20,000	3.7	3.50	20,000	3.50
Total	1,680,000	8.4	$1.01	180,000	$2.52

Employee stock-based compensation expense recognized for time-vesting options for the three and six months ended June30, 2013, and June 30, 2012, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company's equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company's changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company's equity incentive plans.

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

The following table summarizes restricted stock activities under the equity incentive plans for the indicated periods:

	Restricted Shares Outstanding

	Number of Shares	Weighted Average Grant Date Fair Value
Balances, December 31, 2012	1,647,500	$0.38
Shares cancelled and forfeited	-	-
Shares vested	(105,000)	0.82
Shares granted	140,000	0.83
Balances, June 30, 2013	1,682,500	$0.39

Generally for restricted stock granted in 2012 and 2013 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period using the graded amortization method. The fair value and derived service period of awards with market performance vesting was calculated using a lattice model and included adjustments to the fair value of the Company's common stock resulting from the vesting conditions being based on the underlying stock price. All 1,682,500 restricted shares are included in the Company's shares outstanding as of June 30, 2013, but are not included in the computation of basic earnings per share as the shares are not yet earned by the recipients. The Company had $0.1 million of unrecognized stock based compensation expense, net of estimated forfeitures, related to restricted shares which will be recognized over the weighted average remaining period of 0.4 years

The stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2013 was $72,000 and $132,000, respectively. The stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2012 was $70, 000 and $106,000, respectively.

(b) Non-controlling Interests

SWK HP was formed in December 2012 to acquire a limited partnership interest in Holmdel. SWK Holdings GP acquired a direct general partnership interest in SWK HP, which in turn acquired a limited partnership interest in Holmdel. The total investment by SWK HP was $13 million, of which SWK Holdings GP provided $6 million.  The remaining $7 million was reflected as non-controlling interest in the consolidated statement of stockholders’ equity.  Subject to customary limited partner protections afforded the investors by the terms of the limited partnership agreement, the Company maintains voting and managerial control of SWK HP and therefore includes it in its condensed consolidated financial statements. Changes in the carrying amount of the non-controlling interest in the consolidated statement of stockholders’ equity for the six months ended June 30, 2013 is as follows:

Balance at December 31, 2012	$7,000
Add: Income attributable to non-controlling interests	214
Less: Cash distribution to non-controlling interest	(866)
Balance at June 30, 2013	$6,348

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three and six months ended June 30, 2013, or the year ended December 31, 2012.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity method investments included in our unaudited condensed consolidated balance sheet at June 30, 2013, or December 31, 2012.

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

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis during the three and six months ended June 30, 2013, and the year ended December 31, 2012.

Note 6. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities in the balance sheet as of June 30, 2013, is as follows (in thousands):

Beginning balance at January 1, 2013	$41
Additions for tax positions related to the current period	10
Ending balance at June 30, 2013	$51

At June 30, 2013, and December 31, 2012, the Company had net deferred tax assets that were fully offset by a valuation allowance, as management believes that it is not more likely than not that the Company will realize the benefits of the deductible differences. The deferred tax asset is principally due to net operating loss carryforwards of approximately $446 million for federal and $40 million for state tax purposes. The majority of these net operating loss carryforwards will expire, if unused, between 2013 and 2021.

Note 7. Subsequent Events

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3 million of a total $100 million aggregate principal amount offering of a Senior Secured notes due November 2026 (“Notes”).  The Notes pay interest quarterly commencing November 15, 2013. Upon the first interest payment date, any cash shortfall will be payable through the issuance of PIK Notes.  Subsequent interest payments from February 15, 2014, through May 15, 2015, will be supported by a cash interest reserve account funded at close of $4.5 million.  The Notes are subject to redemption on or after July 10, 2015, at a price at or above par, as defined.  The Notes are secured by certain royalty and milestone payments associated with the sales of pharmaceutical products

On August 8, 2013, the Company entered into a credit agreement pursuant to which the Company provided to Tribute Pharmaceuticals Canada Inc. ("Tribute") a term loan in the principal amount of $8,000,000. The loan matures on August 8, 2018. The Company initially provided $6,000,000 at closing. Tribute can draw down the remaining $2,000,000 of the credit facility at any time until December 31, 2014, as long as it is in compliance with all covenants under the credit agreement.

Interest and principal under the loan will be paid by a tiered revenue interest that is charged on quarterly net sales and royalties of the borrower applied in the following priority first, to the payment of all accrued but unpaid interest until paid in full; second to the payment of all principal of the loans.

The loan shall accrue interest at the LIBOR rate, plus an applicable margin, subject to a 13.5% minimum. In addition, the Company earned an origination fee at closing, and the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. In connection with the loan, Tribute also issued the Company 755,736 common share purchase warrants with each warrant entitling the Company to acquire one common share in the capital of Tribute at an exercise price of US$0.60, at any time prior to August 8, 2020.

In the event of a change of control, a merger or a sale of all or substantially all of the borrower’s assets, the loan shall be due and payable. The Company will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment.

Pursuant to the terms of the credit agreement, Tribute entered into a guaranty and collateral agreement granting the Company a security interest in substantially all of Tribute’s assets. The credit agreement contains certain affirmative and negative covenants. The obligations under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default under the credit agreement.

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

On April 2, 2013, we along with Bess Royalty, LP purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic, from InSite Vision, Inc. for $15 million. Besivance is marketed globally by Bausch & Lomb. We funded $6 million of the purchase price at closing to own 40.1325% of the royalty stream.

On June 12, 2013, we purchased from Tissue Regeneration Therapeutics, Inc. (“TRT”) two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector. The initial purchase totaled $2 million paid upon closing. Additional contingent consideration includes (i) $1.25 million payable upon aggregate royalty payments reaching a certain threshold and (ii) annual sharing payments due to TRT once aggregate royalty payments received by us exceed the purchase price paid by us. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by us reach a certain threshold. The purchase has been reflected as a Finance Receivable in the consolidated financial statements.

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3 million of a total $100 million aggregate principal amount offering of a Senior Secured notes due November 2026 (“Notes”).  The Notes pay interest quarterly commencing November 15, 2013. Upon the first interest payment date, any cash shortfall will be payable through the issuance of PIK Notes.  Subsequent interest payments from February 15, 2014, through May 15, 2015, will be supported by a cash interest reserve account funded at close of $4.5 million.  The Notes are subject to redemption on or after July 10, 2015, at a price at or above par, as defined.  The Notes are secured by certain royalty and milestone payments associated with the sales of pharmaceutical products.  An additional $25 million of Notes may be offered if certain sales targets of the issuer are reached during time period from September 2013 to September 2014, assuming Issuer is not in default of agreement.

On August 8, 2013, we entered into a credit agreement pursuant to which the lenders party thereto provided to Tribute Pharmaceuticals Canada Inc. a term loan in the principal amount of $8,000,000. The loan matures on August 8, 2018. The Company initially provided $6,000,000 at closing. Tribute can draw down the remaining $2,000,000 of the credit facility at any time until December 31, 2014, as long as it is in compliance with all covenants under the credit agreement.  The repayment mechanism of the loan is through a tiered revenue interest payment stream.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2013, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, known as ASU 2013-02, which requires an entity to provide additional disclosure about the amounts reclassified out of accumulated other comprehensive income. We adopted this guidance on a prospective basis effective January 1, 2013. There was no impact to our financial position or results of operations, as ASU 2013-02 only impacts financial statement disclosure. Comprehensive income (loss) is equal to net income (loss) for the three and six months ended June 30, 2013 and 2012.

Revenues

We generated revenues of $1.0 million for the three months ended June 30, 2013, driven by $0.6 million in interest and fees earned on our finance receivables, $0.4 million in income related to our investment in unconsolidated partnerships and $43,000 due to our interest in three revenue-producing client contracts acquired from PBS Capital Management, LLC and our other investment advisory contracts. We generated revenues of $1.4 million for the six months ended June 30, 2013, driven by $0.9 million in interest and fees earned on our finance receivables, $0.4 million in income related to our investment in unconsolidated partnerships and $0.1 million due primarily to our interest in three revenue-producing client contracts acquired from PBS Capital Management, LLC and our other investment advisory contracts. We did not have comparable revenues for the three and six months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased by 40% to $0.4 million for the three months ended June 30, 2013 from $0.7 million for the three months ended June 30, 2012 due primarily to a decrease in professional fees and an increase in stock-based compensation expense. General and administrative expenses decreased by 19% to $0.8 million for the six months ended June 30, 2013, from $1.1 million for the six months ended June 30, 2012, due to a decrease in professional fees and an increase in stock-based compensation expenses.

Interest and Other Income, Net

  Interest income consists of interest earned on cash and cash equivalents and was approximately $15,000 and $45,000 for the three months ended June 30, 2013, and June 30, 2012, respectively. Interest income was approximately $38,000 and $90,000 for the six months ended June 30, 2013, and June 30, 2012, respectively. The decrease in interest income related to lower interest rates and lower cash balances in the three and six months ended June 30, 2013, compared to the same periods in 2012.

Provision for Income Taxes

  We have a history of net operating losses (“NOLs”) on a consolidated basis from inception through 2012. Accordingly, we have recorded a valuation allowance for the full amount of our gross deferred tax assets, as the future realization of the tax benefit for accounting purposes as it was more likely than not that the Company would not generate sufficient future taxable income to realize all the deferred taxes.

  The deferred tax asset is principally due to NOLs of approximately $446 million for federal and $40 million for state tax purposes. The majority of these NOLs will expire, if unused, between 2013 and 2021.

Liquidity and Capital Resources

As of June 30, 2013, we had $17.8 million in cash and cash equivalents compared to $24.6 million in cash and cash equivalents as of December 31, 2012. As of June 30, 2013, we had working capital of $18.7 million, compared to working capital of $26.0 million as of December 31, 2012.

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

As of August 14, 2013, we have consummated six transactions under our revised strategy and expect those assets to generate income greater than our expenses in 2013. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2013. Given low current interest rates, we expect the interest rate that we receive on our cash will continue to be at a low rate and to not produce material income. In addition, we expect to generate income other than interest income from our interest in three revenue-producing investment advisory contracts from PBS Capital Management, LLC, as well as income generated from our other investment advisory contracts.

Operating Cash Flow

We had positive cash flow from operating activities of $0.4 million for the six months ended June 30, 2013, which included net income of $0.7 million, stocked-based compensation of $0.1 million and $0.2 million from changes in assets and liabilities, partially offset by a $0.4 million income on an equity method and loan fee accretion of $0.1 million. We had negative cash flow from operating activities of $0.6 million for the first six months of 2012, which included a $0.9 million net loss, which was partially offset by a $0.2 million increase in accounts payable.

 Investing Cash Flow

The Company's investing activities provided negative cash flow of $6.3 million, which primarily related to our issuance of $8.0 million in finance receivables, partially offset by $0.1 million on repayment of finance receivables and $1.6 million in cash distributions from an investment in unconsolidated entities.  The Company’s investing activities for the six months ended June 30, 2012, provided negative cash flow of $2,000 which related to purchase of property and equipment.

Financing Cash Flow

The Company's financing activities had a negative cash flow of $0.9 million for the six months ended June 30, 2013 which consisted of cash distributions to non-controlling interests.  We had no comparable activity for the six months ended June 30, 2012.

Off-Balance-Sheet Arrangements

As of June 30, 2013, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Outlook

 During 2012, we adopted a new corporate strategy to provide capital to a broad range of life science companies, institutions and inventors in order to earn interest, fee, and other income pursuant to this strategy. As of August 14, 2013, we have consummated our first six transactions under our revised strategy. We believe the income generated by these six transactions will be more than our operational expenses, and we will begin to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. We expect that the income generated by such future investments would be earned with minimal additional operational expenses.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2013, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at June 30, 2013, approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 13, 2013

SWK Holdings Corporation

/s/ J. BRETT POPE
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)