Form 10-Q
period 2013-09-30
SWK Holdings Corp
filed 2013-11-12
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 1, 2013, there were 43,034,894 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended September 30, 2013

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

PART I. FINANCIAL INFORMATION

ITEM I.          FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,919	$24,584
Restricted cash	609	1,000
Accounts receivable	289	197
Finance receivables	667	230
Prepaid expenses and other current assets	30	36
Total current assets	11,514	26,047
Property and equipment, net	5	3
Finance receivables	19,512	6,270
Marketable investments	3,000	-
Investment in unconsolidated entities	10,639	13,000
Debt issuance costs	552	-
Other assets	267	-
Total assets	$45,489	$45,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$352	$91
Total current liabilities	352	91
Interest reserve	607	1,000
Warrant liability	288	-
Other long-term liabilities	64	41
Total liabilities	1,311	1,132

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 43,034,894 and 42,894,894 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	43	43
Additional paid-in capital	4,321,403	4,321,200
Accumulated deficit	(4,282,996)	(4,284,055)
Accumulated other comprehensive income	-	-
Total SWK Holdings Corporation stockholders’ equity	38,450	37,188
Non-controlling interests in consolidated entities	5,728	7,000
Total stockholders’ equity	44,178	44,188
Total liabilities and stockholders’ equity	$45,489	$45,320

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues
Finance receivable interest income, including fees	$811	$-	$1,738	$-
Marketable investments interest income	79		79
Income related to investments in unconsolidated entities	627	-	1,042	-
Management fees	41	54	140	54

Total Revenues	1,558	54	2,999	54
Costs and expenses:
General and administrative	463	846	1,278	1,857
Total costs and expenses	463	846	1,278	1,857
Income (loss) from operations	1,095	(792)	1,721	(1,803)
Interest and other income (expense), net	(133)	44	(96)	134
Income (loss) before provision for income tax	962	(748)	1,625	(1,669)
Provision for income tax	13	1	23	3
Consolidated net income (loss)	949	(749)	1,602	(1,672)
Net income attributable to non-controlling interests	329	-	543	-
Net income (loss) attributable to SWK Holdings Corporation Stockholders	$620	$(749)	$1,059	$(1,672)
Net income (loss) per share attributable to SWK Holdings Corporation Stockholders
Basic	$0.01	$(0.02)	$0.03	$(0.04)
Diluted	$0.01	$(0.02)	$0.03	$(0.04)
Weighted Average Shares
Basic	41,352	41,247	41,340	41,247
Diluted	41,464	41,247	41,424	41,247

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$949	$(749)	$1,602	$(1,672)
Other comprehensive income (loss), net of tax:
Unrealized gains on investment in securities
Unrealized holding gains arising during period	-	-	-	-
Less: reclassification adjustment for gains included in net income	-	-	-	-
Total other comprehensive income (loss)	-	-	-	-
Comprehensive income (loss)	949	(749)	1,602	(1,672)
Comprehensive income attributable to non-controlling interests	329	-	543	-
Comprehensive income (loss) attributable to SWK Holdings Corporation Stockholders	$620	$(749)	$1,059	$(1,672)

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$1,602	$(1,672)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from investments in unconsolidated entities	(1,042)	-
Loan discount amortization and fee accretion	(224)	-
Depreciation and amortization	2	-
Stock-based compensation	203	516
Change in fair value of warrants	125	-
Debt issuance cost amortization	16	-
Other non-cash expense	-	6
Changes in operating assets and liabilities:
Accounts receivable	(92)	-
Restricted cash	391	-
Prepaid expenses and other assets	4	45
Interest reserve	(393)	-
Accounts payable and accrued liabilities	283	(47)
Net cash provided by (used in) operating activities	875	(1,152)

Cash flows from investing activities:
Issuance of finance receivables	(13,880)	-
Repayment of finance receivables	91	-
Investment in marketable investments	(3,000)	-
Cash distributions on investments in unconsolidated entities	3,403	-
Purchases of property and equipment	(4)	(4)
Net cash used in investing activities	(13,390)	(4)

Cash flows from financing activities:
Distribution to non-controlling interests	(1,815)	-
Debt issuance costs	(335)	-
Net cash used in financing activities	(2,150)	-

Net decrease in cash and cash equivalents	(14,665)	(1,156)
Cash and cash equivalents at beginning of period	24,584	38,203
Cash and cash equivalents at end of period	$9,919	$37,047

Noncash activity:

The Company issued a warrant for one million shares of common stock in conjunction with the execution of its Loan Credit Facility. The fair value of the warrant of $232,000 was deferred and reflected as debt issuance costs in the unaudited condensed consolidated balance sheet.

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

The Company owns interests in various partnerships and limited liability companies, or LLCs.  The Company consolidates its investments in these partnerships or LLCs, where the Company, as the general partner or managing member, exercises effective control, even though the Company’s ownership is less than 50%.  The related governing agreements provide the Company with broad powers, and the other parties do not participate in the management of the entity and do not have the substantial ability to remove the Company.  The Company has reviewed each of the underlying agreements to determine if it has effective control.  If circumstances changed and it was determined this control did not exist, this investment would be recorded using the equity method of accounting.  Although this would change individual line items within the Company’s condensed consolidated financial statements, it would have no effect on our operations and/or total stockholders’ equity attributable to the Company. The Company operates in one operating segment with a single management team that reports to the chief executive officer, who is the Company’s chief operating decision maker.

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

Variable Interest Entities

An entity is referred to as a VIE if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity's residual economics, or (v) the entity was established with non-substantive voting interests. The Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the activities of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. Along with the VIEs that are consolidated in accordance with these guidelines, the Company also holds variable interests in other VIEs that are not consolidated because it is not the primary beneficiary. The Company continually monitors both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. See Note 4 for further discussion of VIEs.

 Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, useful lives of property and equipment, income taxes and contingencies and litigation, among others.  Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

Equity Method Investments

The Company accounts for portfolio companies whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a portfolio company depends on an evaluation of several factors including, among others, representation of the Company on the portfolio company’s board of directors and the Company’s ownership level. Under the equity method of accounting, the Company does not reflect a portfolio company’s financial statements within the company’s unaudited consolidated financial statements; however, the Company’s share of the income or loss of such portfolio company is reflected in income (loss) in the unaudited condensed consolidated statements of income (loss). The Company includes the carrying value of equity method portfolio companies as part of the investment in unconsolidated entities on the consolidated balance sheets.

When the Company’s carrying value in an equity method portfolio company is reduced to zero, the Company records no further losses in its unaudited condensed consolidated statements of income (loss) unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method portfolio company. When such equity method portfolio company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.

Finance Receivables

The Company extends credit to customers through a variety of financing arrangements, including revenue interest term loans. The amounts outstanding on loans are referred to as finance receivables and are included in Finance Receivables on the unaudited condensed consolidated balance sheets.  It is the Company’s expectation that the loans originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk, some or all of certain exposures may be sold. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If the Company no longer has the intent or ability to hold loans for the foreseeable future, then the loans are transferred to held for sale (“HFS”). Loans entered into with the intent to resell are classified as HFS.

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

Marketable Investments

Available-for-sale securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss), net of applicable income taxes. The available-for-sale portfolio as of September 30, 2013 includes one debt security. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than-temporarily impaired using all available information about the collectability of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

For a debt security for which an other-than-temporary impairment is considered to have occurred, the Company would recognize the entire difference between the amortized cost and the fair value in earnings if the Company intends to sell the debt security or it is more likely than not that the Company will be able to sell the debt security before recovery of its amortized cost basis. If the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company would separate the difference between the amortized cost and the fair value of the debt security into the credit loss component and the non-credit loss component. The credit loss component would be recognized in earnings and the non-credit loss component would be recognized in other comprehensive income (loss), net of applicable income taxes.

Derivatives

All derivatives held by the Company are recognized in the unaudited condensed consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the unaudited condensed consolidated statements of income (loss). If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the unaudited condensed consolidated statements of income, or recorded in other comprehensive income (loss). The Company had no derivatives designated as hedges as of September 30, 2013. The Company holds warrants issued to the Company in conjunction with a term loan investment discussed in Note 2. These warrants are included in other assets in the unaudited condensed consolidated balance sheets. The Company issued a warrant on its own common stock in conjunction with its newly executed delayed draw credit agreement discussed in Note 5. This warrant meets the definition of a derivative and is reflected as warrant liability at fair value in the unaudited condensed consolidated balance sheets.

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

The Company performs ongoing credit evaluations of its customers and generally requires collateral. For the three and nine month periods ended September 30, 2013, three customers accounted for 78 percent and 85 percent of our total revenues, respectively. As of September 30, 2013, three customers accounted for 100 percent of accounts receivable. For the three and nine months ended September 30, 2012, three customers accounted for 100 percent of total revenue. As of December 31, 2012, two customers accounted 81 percent and 16 percent of accounts receivable, respectively.

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

The following table shows the computation of basic and diluted income (loss) per share for the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to SWK Holdings Corporation Shareholders	$620	$(749)	$1,059	$(1,672)

Denominator:
Weighted-average shares outstanding	41,352	41,247	41,340	41,247
Effect of dilutive securities	112	-	84	-

Weighted-average diluted shares	41,464	41,247	41,424	41,247

Basic income (loss) per share	$0.01	$(0.02)	$0.03	$(0.04)
Diluted income (loss) per share	$0.01	$(0.02)	$0.03	$(0.04)

For the three and nine month period ended September 30, 2013, and September 30, 2012, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 4,205,000 and 3,480,630 shares, respectively, have been excluded from the calculation of diluted net income (loss) per share as all such securities were anti-dilutive.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, known as ASU 2013-02, which requires an entity to provide additional disclosure about the amounts reclassified out of accumulated other comprehensive income. The Company adopted this guidance on a prospective basis effective January 1, 2013. There was no material impact to our financial position or results of operations, as ASU 2013-02 only impacts financial statement disclosure.

Note 2. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables at September 30, 2013, is as follows (in thousands):

Portfolio	Class
Term Loans
	Life Science	$12,270
Royalty Purchases
	Life Science	7,909
Total		$20,179
Less: current portion		(667)
Total noncurrent portion of finance receivables		$19,512

Term Loans

Private Neurology-focused Specialty Pharmaceuticals Company

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

The loan shall accrue interest at either a base rate or the LIBOR rate, as determined by the borrower, plus an applicable margin; the base rate and LIBOR rate are subject to minimum floor values such that that minimum interest rate is 16%.  In addition, the Company is entitled to its proportionate share of an increasing exit fee, which is being accreted to interest income over the term of the loan.  As of September 30, 2013, the Company is entitled to its proportionate share which approximates $577,000 of a $2,000,000 exit fee. The Company recognized $335,000 in interest income, of which $70,000 related to the accretion of the exit fee, recorded as revenue in the unaudited condensed consolidated statement of income (loss) for the three months ended September 30, 2013. The Company recognized $1,002,000 in interest income, of which $214,000 related to the accretion of the exit fee, recorded as revenue in the unaudited condensed consolidated statement of income (loss) for the nine months ended September 30, 2013.

In the event of a change of control, a merger or a sale of all or substantially all of the borrower’s assets, the loan shall be immediately due and payable. The lenders will be entitled to certain additional payments in connection with repayments of the loan, both on maturity and in connection with a prepayment or partial prepayment.

Pursuant to the terms of the credit agreement, the borrower entered into a guaranty and collateral agreement granting the lenders a security interest in substantially all of the borrower’s assets. The credit agreement contains certain affirmative and negative covenants. The obligations under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default under the credit agreement.  In connection with the loan, the borrower was required to provide for an interest reserve of $1,000,000.  Pursuant to the terms of the loan, $250,000 of this amount was returned to the borrower in March 2013, and $143,000 was drawn down during the nine months ended September 30, 2013 leaving a balance of $607,000, which is included as restricted cash on the unaudited condensed consolidated balance sheet.

Tribute

On August 8, 2013, the Company entered into a credit agreement pursuant to which the Company provided to Tribute Pharmaceuticals Canada Inc. ("Tribute") a term loan in the principal amount of $8,000,000. The loan matures on August 8, 2018. The Company provided $6,000,000 at closing. Tribute can draw down the remaining $2,000,000 of the credit facility at any time until December 31, 2014, as long as it is in compliance with all covenants under the credit agreement.

Interest and principal under the loan will be paid by a tiered revenue interest that is charged on quarterly net sales and royalties of Tribute applied in the following priority first, to the payment of all accrued but unpaid interest until paid in full; second to the payment of all principal of the loans.

The loan shall accrue interest at the LIBOR rate, plus an applicable margin, subject to a 13.5% minimum. In addition, the Company earned an origination fee at closing, and the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $130,000 in interest income recorded as revenue in the unaudited condensed consolidated statement of income (loss) for the three and nine months ended September 30, 2013. In connection with the loan, Tribute also issued the Company a warrant to purchase 755,736 common shares an exercise price of $0.60 per share, at any time prior to August 8, 2020 with an initial fair value of $334,000.   The fair market value of the warrant was $265,000 at September 30, 2013, and is included in other assets in the unaudited condensed consolidated balance sheet. An unrealized holdings loss of $69,000 was included in interest and other income (expense) in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2013. . The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

Dividend rate	0%
Risk-free rate	1%
Expected life (years)	6.9
Expected volatility	98%

In the event of a change of control, a merger or a sale of all or substantially all of Tribute’s assets, the loan shall be due and payable. The Company will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment.

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

Royalty Purchases

Bess Royalty Purchase

On April 2, 2013, the Company, along with Bess Royalty, LP ("Bess"), purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic, from InSite Vision, Inc. Besivance is marketed globally by Bausch & Lomb. The initial purchase price totaled $15 million; the Company funded $6 million of the purchase price at closing to own 40.3125% of the royalty stream. Additional contingent consideration includes (i) $1 million to be paid by Bess upon certain net sales milestones achieved by Bausch & Lomb and (ii) annual payments to be remitted to InSite Vision, Inc. once aggregate royalty payments received by the Company and Bess exceed certain thresholds. The Company will have no obligation with respect to the milestone payment. In addition, such additional payment by Bess would not result in a change in the Company's interest in the royalty. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company and Bess reach a certain threshold as defined in the underlying agreement. As the purchased royalty stream has been capped by the defined threshold amount, in effect limiting the Company’s implicit rate of return, the Company’s share of the purchase price has been reflected as a Finance Receivable in the unaudited condensed consolidated financial statements. The Company recognized approximately $257,000 and $517,000 in interest income in the unaudited condensed consolidated statements of income (loss) for the three and nine month periods ended September 30, 2013, respectively, representing our pro rata portion of royalties paid.

Tissue Regeneration Therapeutics Royalty Purchase

On June 12, 2013, the Company purchased from Tissue Regeneration Therapeutics, Inc. (“TRT”) two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector. The initial purchase totaled $2 million paid upon closing. Additional contingent consideration includes (i) $1.25 million payable upon aggregate royalty payments reaching a certain threshold and (ii) annual sharing payments due to TRT once aggregate royalty payments received by the Company exceed the purchase price paid by the Company. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company reach a certain threshold as defined in the underlying agreement. The purchase has been reflected as a Finance Receivable in the unaudited condensed consolidated financial statements. The Company recognized approximately $88,000 in interest income recorded as revenue in the unaudited condensed consolidated statement of income (loss) for the three and nine month periods ended September 30, 2013.

Credit Quality of Finance Receivables

On a quarterly basis, the Company evaluates the carrying value of each finance receivable for impairment. Currently there are no finance receivables considered impaired and no corresponding allowance for credit losses for impaired loans.

A term loan is considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The Company would generally place term loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain and they are 90 days past due for interest or principal, unless the term loan is both well-secured and in the process of collection. When placed on nonaccrual, the Company would reverse any accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Generally, the Company would return a term loan to accrual status when all delinquent interest and principal become current under the terms of the credit agreement and collectability of remaining principal and interest is no longer doubtful.

Receivables associated with royalty stream purchases would be considered to be impaired when it is probable that the Company will be unable to collect the book value of the remaining investment based upon adverse changes in the estimated underlying royalty stream.

When the Company identifies a Finance receivable as impaired, it measures the impairment based on the present value of expected future cash flows, discounted at the receivable’s effective interest rate. If it is determined that the value of an impaired receivable is less than the recorded investment, the Company would recognize impairment with a charge to the allowance for credit losses. When the value of the impaired receivable is calculated by discounting expected cash flows, interest income would be recognized using the receivable’s effective interest rate over the remaining life of the receivable.

The Company would individually develop the allowance for credit losses for any identified impaired loans if any existed. In developing the allowance for credit losses, the Company would consider, among other things, the following credit quality indicators:

• business characteristics and financial conditions of obligors;

• current economic conditions and trends;

• actual charge-off experience;

• current delinquency levels;

• value of underlying collateral and guarantees;

• regulatory environment; and

• any other relevant factors predicting investment recovery.

The Company monitors the credit quality indicators of performing and non-performing assets. The Company does not currently have any non-performing assets.

Note 3. Marketable Investments

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3,000,000 of a total $100,000,000 aggregate principal amount offering of a Senior Secured notes due in November 2026.  The Notes pay interest quarterly commencing November 15, 2013. Upon the first interest payment date, any cash shortfall will be payable through the issuance of paid-in-kind notes.  Subsequent interest payments from February 15, 2014, through May 15, 2015, will be supported by a cash interest reserve account funded at close of $4,500,000.  The notes are subject to redemption on or after July 10, 2015, at a price at or above par, as defined.  The notes are secured by certain royalty and milestone payments associated with the sales of pharmaceutical products. The notes are reflected at fair value as Available-for-sale securities. During the three and nine months ended September 30, 2013, the Company had no sales of available-for-sale securities and no securities have been considered impaired.

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities at September 30, 2013 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for Sale Securities
Corporate debt securities	$3,000	$-	$-	$3,000
	$3,000	$-	$-	$3,000

Note 4. Variable Interest Entities

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

Consolidated VIE

SWK HP Holdings LP (“SWK HP”)

For a discussion of the formation, operations and presentation of SWK HP please see Non-controlling Interests in Note 6. SWK HP is considered a VIE due to the lack of voting or similar decision-making rights by its equity holders regarding activities that have a significant effect on the economic success of the partnership. The Company’s ownership in SWK HP constitutes variable interests. The Company has determined that it is the primary beneficiary of the SWK HP as (i) the Company has the power to direct the activities that most significantly impact the economic performance of SWK HP via its obligations to perform under the partnership agreement, and (ii) the Company has the right to receive residual returns that could potentially be significant to SWK HP. As a result, the Company consolidates SWK HP in its financial statements and the limited partner interests of SWK HP owned by third parties are reflected as a non-controlling interest in the Company’s unaudited condensed consolidated balance sheet.

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

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP receives a 1x cash on cash return on its interest in Holmdel, SWK HP will receive approximately 84% of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP Holdings LP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 39%. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.  SWK HP’s ownership in Holmdel approximates 84%. The Company accounts for its interest in the entity on a quarter lag applied on a consistent basis. For the three and nine months ended September 30, 2013, the Company recognized $627,000 and $1,042,000, respectively, of equity method gains. In addition, the Company received cash distributions totaling $3,403,000 during the nine months ended September 30, 2013, of which $1,815,000 was subsequently paid by the Company to holders of the non-controlling interests. Changes in the carrying amount of the Company’s investment in Holmdel for the nine months ended September 30, 2013, are as follows (in thousands):

Balance at December 31, 2012	$13,000
Add: Income from investments in unconsolidated entities	1,042
Less: Cash distribution on investments in unconsolidated entities	(3,403)
Balance at September 30, 2013	$10,639

  The following table provides the financial statement information related to Holmdel:

	As of September 30, 2013 (in millions)		Three months ended September 30, 2013 (in millions)	Nine months ended September 30, 2013 (in millions)
Assets	$12.5	Revenue	$4.3	$8.3
Liabilities	$0.0	Expenses	$3.6	$7.1
Equity	$12.5	Net income	$0.7	$1.2

Note 5. Loan Credit Agreement

The Company entered a credit facility with a stockholder on September 6, 2013. The credit facility provides financing for the Company, primarily for the purchase of eligible investments. The facility works as a delayed draw credit facility with the Company having the ability to draw down, as necessary, over the next 18 months (the "Draw Period") up to $30 million, based on certain conditions. The credit facility provides for an initial $15 million to be available at closing. On or before the last day of the Draw Period, SWK can request the loan amount to be increased to $30 million upon SWK realizing net proceeds of at least $10 million in cash through the issuance of new equity securities. Repayment of the facility is due upon maturity, four years from the closing date. The stockholder, as lender, has received a security interest in basically all assets of the Company as collateral for the facility. In conjunction with the credit facility, the Company issued warrants to the stockholder for 1,000,000 shares of the Company’s common stock at a strike price of $1.3875. In connection with the credit agreement, the Company and the stockholder entered into a Voting Rights Agreement restricting the stockholder’s voting rights under certain circumstances and providing the stockholder a right of first offer on certain future share issuances. There is no outstanding balance under the credit facility as of September 30, 2013.

Due to certain provisions within the warrant agreement, the warrant meets the definition of a derivative and does not qualify for a scope exception as they are not considered indexed in the Company’s stock. As such, the warrant with a value of $288,000 at September 30, 2013, is reflected as a warrant liability in the unaudited condensed consolidated balance sheet. Subsequent changes to fair value will be included in interest and other (expense) income, net. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

Dividend rate	0%
Risk-free rate	1%
Expected life (years)	6.9
Expected volatility	27%

A total of $568,000 of deferred financing costs are being recognized as interest expense ratably over the term of the loan credit agreement.  The $568,000 of deferred financing costs resulted from the payment of $336,000 in lender fees and $232,000 in the initial value of the warrant in connection with obtaining the loan credit agreement. For the three and nine months ended September 30, 2013, amortization of the debt issuance costs was $16,000.

Note 6. Stockholders’ Equity

(a) Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. As a result of the termination of all employees on December 31, 2009, the stock options held by employees were cancelled on March 31, 2010.  The only remaining options outstanding as of September 30, 2013, are those held by some of the Company’s current directors.

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

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2012	1,680,000	$1.01	8.8	$2,200
Options cancelled and retired	-	-	-	-
Options exercised	-	-	-	-
Options granted	-	-	-	-
Balances, September 30, 2013	1,680,000	$1.01	8.1	$534,600

Options vested and exercisable and expected to be vested and exercisable at September 30, 2013	1,518,900	$1.03	8.0	$478,215
Options vested and exercisable at September 30, 2013	555,000	$1.38	7.0	$140,850

At September 30, 2013, there were no options available for grant under the 1999 Stock Incentive Plan.  At September 30, 2013, there were 2.6 million shares reserved for equity awards under the 2010 Stock Incentive Plan. The Company had $0.1 million of total unrecognized stock based compensation expense for options, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 1.6 years.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2013:

	Options Outstanding, Vested and Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.70	20,000	5.8	$0.70	20,000	$0.70
0.83	1,500,000	8.6	0.83	375,000	0.83
1.24	20,000	4.8	1.24	20,000	1.24
2.65	10,000	4.1	2.65	10,000	2.65
2.67	20,000	3.8	2.67	20,000	2.67
2.95	90,000	2.9	2.95	90,000	2.95
3.50	20,000	3.4	3.50	20,000	3.50
Total	1,680,000	8.1	$1.01	555,000	$1.38

Employee stock-based compensation expense recognized for time-vesting options for the three and nine months ended September 30, 2013, and September 30, 2012, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company's equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company's changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company's equity incentive plans.

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

The following table summarizes restricted stock activities under the equity incentive plans for the indicated periods:

	Restricted Shares Outstanding

	Number of Shares	Weighted Average Grant Date Fair Value
Balances, December 31, 2012	1,647,500	$0.38
Shares cancelled and forfeited	-	-
Shares vested	(105,000)	0.82
Shares granted	140,000	0.83
Balances, September 30, 2013	1,682,500	$0.39

Generally for restricted stock granted in 2012 and 2013 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period using the graded amortization method. The fair value and derived service period of awards with market performance vesting was calculated using a lattice model and included adjustments to the fair value of the Company's common stock resulting from the vesting conditions being based on the underlying stock price. All 1,682,500 restricted shares are included in the Company's shares outstanding as of September 30, 2013, but are not included in the computation of basic income (loss) per share as the shares are not yet earned by the recipients. The Company had $0.1 million of unrecognized stock based compensation expense, net of estimated forfeitures, related to restricted shares which will be recognized over the weighted average remaining period of 0.3 years

The stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2013, was $71,000 and $203,000, respectively. The stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2012 was $410,000 and $516,000, respectively.

(b) Non-controlling Interests

SWK HP was formed in December 2012 to acquire a limited partnership interest in Holmdel. SWK Holdings GP acquired a direct general partnership interest in SWK HP, which in turn acquired a limited partnership interest in Holmdel. The total investment by SWK HP was $13 million, of which SWK Holdings GP provided $6 million.  The remaining $7 million was reflected as non-controlling interest in the consolidated statement of stockholders’ equity.  Subject to customary limited partner protections afforded the investors by the terms of the limited partnership agreement, the Company maintains voting and managerial control of SWK HP and therefore includes it in its condensed consolidated financial statements. Changes in the carrying amount of the non-controlling interest in the unaudited condensed consolidated balance sheets for the nine months ended September 30, 2013, is as follows:

Balance at December 31, 2012	$7,000
Add: Income attributable to non-controlling interests	543
Less: Cash distribution to non-controlling interest	(1,815)
Balance at September 30, 2013	$5,729

Note 7. Fair Value Measurements

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three and nine months ended September 30, 2013, or the year ended December 31, 2012.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity method investments included in our unaudited condensed consolidated balance sheet at September 30, 2013, or December 31, 2012.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

Finance Receivables

The fair values of finance receivables are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the finance receivables. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. These receivables are classified as Level 3. Finance receivables are not measured at fair value on a recurring basis, but estimates of fair value are reflected below.

Marketable Investments and Warrant Liability

Debt securities

If active market prices are available, fair value measurement is based on quoted active market prices and, accordingly, these securities would be classified as Level 1. If active market prices are not available, fair value measurement is based on observable inputs other than quoted prices included within Level 1, such as prices for similar assets or broker quotes utilizing observable inputs, and accordingly these securities would be classified as Level 2. If market prices are not available and there are no observable inputs, then fair value would be estimated by using valuation models including discounted cash flow methodologies, commonly used option-pricing models and broker quotes. Such securities would be classified as Level 3, if the valuation models and broker quotes are based on inputs that are unobservable in the market. If fair value is based on broker quotes, the Company checks the validity of received prices based on comparison to prices of other similar assets and market data such as relevant bench mark indices.

Derivative securities

For exchange-traded derivatives, fair value is based on quoted market prices, and accordingly, would be classified as Level 1. For non-exchange traded derivatives, fair value is based on option pricing models and are classified as Level 3.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Tribute warrant	$265	$-	$-	$265
Available-for-sale securities	3,000	-	3,000	-

Financial Liabilities:
Warrant Liability	$288	$-	$-	$288

 The changes on the value of the Tribute warrant asset during th enine months ended September 30, 2013 were as follows (in thousands):

Fair value – beginning of period	$-
Issuances	334
Change in fair value	(69)
Fair value – end of period	$265

The changes on the value of the warrant liability during the nine months ended September 30, 2013 were as follows (in thousands):

Fair value – beginning of period	$-
Issuances	232
Change in fair value	56
Fair value – end of period	$288

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis during the three and nine months ended September 30, 2013, and the year ended December 31, 2012.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates.

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and restricted cash	10,528	10,528	10,528	-	-
Finance receivables	20,179	20,218	-	-	20,218
Marketable investments	3,000	3,000	-	3,000	-
Other assets	265	265	-	-	265

Financial Liabilities
Warrant liability	$288	$288	$-	$-	$288

Note 8. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is included in other long-term liabilities in the balance sheet as of September 30, 2013, is as follows (in thousands):

Beginning balance at January 1, 2013	$41
Additions for tax positions related to the current period	23
Ending balance at September 30, 2013	$64

At September 30, 2013, and December 31, 2012, the Company had net deferred tax assets that were fully offset by a valuation allowance, as management believes that it is not more likely than not that the Company will realize the benefits of the deductible differences. The deferred tax asset is principally due to net operating loss carryforwards of approximately $446 million for federal and $40 million for state tax purposes. The majority of these net operating loss carryforwards will expire, if unused, between 2013 and 2021.

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

Overview

SWK Holdings Corporation (the “Company,” “we,” or “our”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. Our strategy is to provide capital to a broad range of life science companies, institutions and inventors. We currently focus on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We intend to fill a niche that we believe is underserved in the sub-$50 million transaction size. Our goal is to redeploy our existing assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis.  In addition, we will also be engaged in providing investment advisory services to institutional clients to similarly invest in life science finance.

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

On December 5, 2012, we entered into a credit agreement pursuant to which the lenders party thereto provided to a neurology-focused specialty pharmaceutical company a term loan in the principal amount of $22,500,000. We serve as the agent.  The loan matures on December 5, 2017. We initially provided $19,000,000 and a client of ours committed to provide the remaining $3,500,000 of the loan. Since the closing, we assigned $12,500,000 of our portion of the loan to one or more clients of our investment advisory clients and retained the remainder.  The repayment mechanism of the loan is through a tiered revenue interest payment stream.

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

On July 9, 2013, we entered into a note purchase agreement to purchase, at par, $3 million of a total $100 million aggregate principal amount offering of a senior secured notes due November 2026.  The notes pay interest quarterly commencing November 15, 2013. Upon the first interest payment date, any cash shortfall will be payable through the issuance of paid-in-kind notes.  Subsequent interest payments from February 15, 2014, through May 15, 2015, will be supported by a cash interest reserve account funded at close of $4.5 million.  The notes are subject to redemption on or after July 10, 2015, at a price at or above par, as defined.  The notes are secured by certain royalty and milestone payments associated with the sales of pharmaceutical products.  An additional $25 million of notes may be offered if certain sales targets of the Issuer are reached during time period from September 2013 to September 2014, assuming issuer is not in default of agreement.

On August 8, 2013, we entered into a credit agreement pursuant to which the lenders party thereto provided to Tribute Pharmaceuticals Canada Inc. (“Tribute”) a term loan in the principal amount of $8,000,000. The loan matures on August 8, 2018. We provided $6,000,000 at closing. Tribute can draw down the remaining $2,000,000 of the credit facility at any time until December 31, 2014, as long as it is in compliance with all covenants under the credit agreement.  The repayment mechanism of the loan is through a tiered revenue interest payment stream.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2013, compared to those discussed in our Annual Report, except for the addition of our marketable investments and derivatives policies as noted below:

Marketable Investments

Available-for-sale securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss), net of applicable income taxes. The available-for-sale portfolio as of September 30, 2013 includes one debt security. In any case where fair value might fall below amortized cost, we would consider whether that security is other-than-temporarily impaired using all available information about the collectability of the security. We would not consider that an other-than temporary impairment for a debt security has occurred if (1) we do not intend to sell the debt security, (2) it is not more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. We would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

For a debt security for which an other-than-temporary impairment is considered to have occurred, we would recognize the entire difference between the amortized cost and the fair value in earnings if we intend to sell the debt security or it is more likely than not that we will be able to sell the debt security before recovery of its amortized cost basis. If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis, we would separate the difference between the amortized cost and the fair value of the debt security into the credit loss component and the non-credit loss component. The credit loss component would be recognized in earnings and the non-credit loss component would be recognized in other comprehensive income (loss), net of applicable income taxes.

Derivatives

All derivatives held by us are recognized in the consolidated balance sheets at fair value. The accounting treatment of subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the unaudited condensed consolidated statements of income (loss). If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the unaudited condensed consolidated statements of income, or recorded in other comprehensive income (loss). We had no derivatives designated as hedges as of September 30, 2013. We hold warrants issued to us in conjunction with a term loan investment discussed in Note 2 of the Notes to the Unaudited Condensed Condensed Consolidated Financial Statements (the "Notes"). These warrants are included in other assets in the unaudited condensed consolidated balance sheets. We issued a warrant on its own common stock in conjunction with its newly executed delayed draw credit agreement discussed in Note 5 of the Notes. The warrant meets the definition of a derivative and are reflected within warrant liability at fair value in the unaudited condensed consolidated balance sheets.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, known as ASU 2013-02, which requires an entity to provide additional disclosure about the amounts reclassified out of accumulated other comprehensive income. We adopted this guidance on a prospective basis effective January 1, 2013. There was no material impact to our financial position or results of operations, as ASU 2013-02 only impacts financial statement disclosure.

Revenues

We generated revenues of $1.6 million for the three months ended September 30, 2013, driven primarily by $0.9 million in interest and fees earned on our finance receivables and marketable investments and $0.6 million in income related to our investment in unconsolidated partnerships We generated revenues of $3.0 million for the nine months ended September 30, 2013, driven primarily by $1.8 million in interest and fees earned on our finance receivables and marketable securities and $1.0 million in income related to our investment in unconsolidated partnerships. We did not have comparable revenues for the three and nine months ended September 30, 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased by 38% to $0.5 million for the three months ended September 30, 2013 from $0.8 million for the three months ended September 30, 2012 due primarily to a decrease in professional fees and stock-based compensation expense. General and administrative expenses decreased by 32% to $1.3 million for the nine months ended September 30, 2013, from $1.9 million for the nine months ended September 30, 2012, due to a decrease in professional fees and stock-based compensation expenses.

Interest and Other (Expense) Income, Net

Interest and other expense was $133,000 for the three months ended September 30, 2013 which consisted of $69,000 fair market value adjustment relating to the Tribute warrant, $56,000 fair market value adjustment relating to our warrant liability, and $16,000 in amortization expense of deferred financing fees, offset by $8,000 in interest income as compared to interest income of $44,000 for the comparable period. Interest and other expense was $96,000 for the nine months ended September 30, 2013 which consisted of $69,000 fair market value adjustment relating to the Tribute warrant, $56,000 fair market value adjustment relating to our warrant liability, and $16,000 in amortization expense of deferred financing fees, offset by $41,000 in interest income as compared to interest income of $134,000 for the comparable period. The decrease in interest income related to lower interest rates and lower cash balances in the three and nine months ended September 30, 2013, compared to the same periods in 2012.

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

Liquidity and Capital Resources

As of September 30, 2013, we had $9.9 million in cash and cash equivalents compared to $24.6 million in cash and cash equivalents as of December 31, 2012. As of September 30, 2013, we had working capital of $11.3 million, compared to working capital of $26.0 million as of December 31, 2012.

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

As of November 13, 2013, we have consummated six transactions under our revised strategy and expect these assets to generate income greater than our expenses in 2013. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2013. Given low current interest rates, we expect the interest rate that we receive on our cash will continue to be at a low rate and to not produce material income. In addition, we expect to generate income other than interest income from our interest in three revenue-producing investment advisory contracts from PBS Capital Management, LLC, as well as income generated from our other investment advisory contracts.

Operating Cash Flow

We had positive cash flow from operating activities of $0.9 million for the nine months ended September 30, 2013, which included net income of $1.6 million, stocked-based compensation of $0.2 million and $0.2 million from changes in assets and liabilities, partially offset by a $1.0 million income on an equity method investment and loan fee accretion of $0.2 million. We had negative cash flow from operating activities of $1.2 million for the nine months ended September 30, 2012, which included a $1.7 million net loss and $0.5 million of stock-based compensation.

Investing Cash Flow

The Company's investing activities provided negative cash flow of $13.4 million, which primarily related to our issuance of $13.9 million in finance receivables and $3.0 million purchase of marketable securities, partially offset by $0.1 million on repayment of finance receivables and $3.4 million in cash distributions from an investment in an unconsolidated entity.  The Company’s investing activities for the nine months ended September 30, 2012, provided negative cash flow of $4,000 which related to purchase of property and equipment.

Financing Cash Flow

The Company's financing activities had a negative cash flow of $2.2 million for the nine months ended September 30, 2013, which consisted of cash distributions to non-controlling interests.  We had no comparable activity for the nine months ended September 30, 2012.

Off-Balance-Sheet Arrangements

As of September 30, 2013, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Outlook

During 2012, we adopted a new corporate strategy to provide capital to a broad range of life science companies, institutions and inventors in order to earn interest, fee, and other income pursuant to this strategy. As of November 13, 2013, we have consummated our first six transactions under our revised strategy. We believe the income generated by these six transactions will be more than our operational expenses, and we will begin to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. We expect that the income generated by such future investments would be earned with minimal additional operational expenses.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended September 30, 2013, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2013, approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 12, 2013

SWK Holdings Corporation

/s/ J. BRETT POPE
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)