Form 10-K
period 2013-12-31
SWK Holdings Corp
filed 2014-03-31
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $22,970,258 based on the June 30, 2013, closing price of the Registrant’s Common Stock on such date as reported on the Over the Counter Bulletin Board of $1.00.

On March 21, 2014, the Registrant had outstanding approximately 43,174,894 shares of Common Stock, $0.001 par value per share.

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2013

PART I

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Outlook” words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements.

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

Overview

We were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In December 2009, we sold substantially all of our assets to an unrelated third party, the Asset Sale. Since the date of the Asset Sale, we had been seeking to redeploy our cash to maximize value for our stockholders and were seeking, analyzing and evaluating potential acquisition candidates. Our goal was to redeploy our existing assets to acquire, or invest in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss carryforwards (“NOLs”).

In July 2012, we commenced our new corporate strategy of building a specialty finance and asset management business. Our strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. We will initially focus on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We expect to deploy our assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis. In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. We intend to fund transactions through our own working capital, as well as by building our asset management business by raising additional third party capital to be invested alongside our capital.

We intend to fill a niche that we believe is underserved in the sub-$50 million transaction size. Since many of our competitors that provide longer term, royalty-related financing options have much greater financial resources than us, they tend to not focus on transaction sizes below $50 million as it is generally inefficient for them to do so. In addition, we do not believe that a sufficient number of other companies offer similar types of long-term financing options to fill the demand of the sub-$50 million market. As such, we believe we face less competition from such longer term, royalty investors in transactions that are less than $50 million.

We will evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including, the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (together “life science") and to tailor our financial solutions to the needs of our business partners. Our business partners are primarily engaged in selling products that directly or indirectly cure diseases and/or improve people's or animals' wellness, or they receive royalties paid on the sales of such products. For example, our biotechnology and pharmaceutical business partners manufacture medication that directly treat disease states, whereas our life science tools partners sell a wide variety of research instrumentation to help other companies conduct research into disease states.

Our investment objective is to maximize our portfolio total return and thus increase our net income and net operating income by generating income from three sources:

1. primarily owning or financing through debt investments, royalties generated by the sales of life science products and related intellectual property;

2. to a lesser extent, receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector; and

3. to a lesser extent, realize capital appreciation from equity-related investments in the life science sector.

In our portfolio we seek to achieve attractive risk-adjusted current yields and opportunities with the potential for equity-like returns.

The majority of our transactions are expected to be structured similarly to factoring transactions whereby we provide capital in exchange for an interest in an existing revenue stream. We do not anticipate providing capital in situations prior to the commercialization of a product. The existing revenue stream can take several forms, but is most commonly either a royalty derived from the sales of a life science product (1) from the marketing efforts of a third party, such as a royalty paid to an inventor on the sales of a medicine or (2) from the marketing efforts of a partner company, such as a medical device company that directly sells its own products. Our structured debt investments may include warrants or other features, giving us the potential to realize enhanced returns on a portion of our portfolio. Capital that we provide directly to our partners is generally used for growth and general working capital purposes, as well as for acquisitions or recapitalizations in select cases. We generally fund the full amount of transactions up to $10 million through our working capital.

Our investment advisory agreements are currently non-discretionary and each client determines individually if it wants to participate in a transaction. Each account receives its pro rata allocation for a transaction based on which clients opt into a transaction, and each account receives its pro rata allocation of income produced by a transaction in which they participate. Clients pay us management and incentive fees according to a written investment advisory agreement, and we negotiate fees based on each client’s needs and the complexity of the client’s requirements. Fees paid by clients may differ depending upon the terms negotiated with each client and are paid directly by the client upon receipt of an invoice from us. We may seek to raise discretionary capital from similar investors in the future.

In circumstances where a transaction is greater than $10 million, we seek to syndicate amounts in excess of $10 million to our investment advisory clients. In addition, we may participate in transactions in excess of $10 million with investors other than our investment advisory clients. In those instances, we do not expect to earn investment advisory income from the participations of such investors.

We source our investment opportunities through a combination of our senior management's proprietary relationships within the industry, outbound business development efforts and inbound inquiry from companies, institutions and inventors interested in learning about our capital financing alternatives. Our investment advisory clients generally do not originate investment opportunities for us.

Execution of New Strategy

In the third quarter of 2012, we purchased an interest in three revenue-producing investment advisory client contracts from PBS Capital Management, LLC, a firm that our current chief executive officer, or CEO, and our current Managing Director control, for $150,000 plus earn out payments through 2016. Our interest in these contracts can be repurchased, for one dollar, by PBS Capital Management, LLC, in the event that the employment contracts of our current CEO and current Managing Director are not renewed. We generated approximately $103,000 and $135,000 in 2012 and 2013, respectively, in revenue due to our interest in the advisory contracts. Going forward, we expect revenue generated from these contracts to be immaterial to our financials; however, we expect the investment advisory clients to continue to co-invest with us in future transactions.

On December 5, 2012, we consummated our first transaction under our specialty finance strategy by providing a $22.5 million term loan to Nautilus Neurosciences, Inc. (“Nautilus”), a neurology-focused specialty pharmaceutical company. The loan was repaid on December 17, 2013. Prior to repayment, interest and principal under the loan was paid by a tiered revenue interest that is charged on quarterly net sales and royalties of the borrower applied in the following priority (i) first, to the payment of all accrued but unpaid interest until paid in full; and (ii) second to the payment of all principal of the loans. The loan accrued interest at either a base rate or the LIBOR rate, as determined by the borrower, plus an applicable margin; the base rate and LIBOR rate were subject to minimum floor values such that the minimum interest rate was 16%. We syndicated $16 million of the loan to our investment advisory clients and retained the remainder. Upon repayment, we received our proportionate share of a $2,000,000 exit fee. We recognized $1,591,000 in interest income, of which $578,000 related to the accretion of the exit fee recorded as revenue in the consolidated statement of income (loss) for the year ended December 31, 2013.

Including the Nautilus transaction, we have now executed nine transactions under our new strategy, deploying approximately $57.5 million across a variety of opportunities:

●	$11 million in three transactions where we purchased or financed through a debt investment, royalties generated by the sales of life science products and related intellectual property;

●	$40.5 million in five transactions where we receive interest and other income by advancing capital in the form of secured debt backed by royalties paid by companies in the life science sector; and

●

$6 million in one transaction where we acquired an indirect interest in the U.S. marketing authorization rights to a pharmaceutical product where we ultimately receive cash flow distributions from the product.

In six of the transactions we participated alongside other investors; our investment advisory clients co-invested in two of these transactions. We completed the other three transactions by ourselves.

The table below provides an overview of the transactions.

	Amount Funded by SWK at December 31, 2013 (1)	Total Transaction Amount (including contingent consideration)		Material Terms	2013 Income Recognized
Royalty Purchases and Financings

Besivance	$6,000,000	$16,000,000	●	Closed on April 2, 2013	$795,000 in
			●	Purchased a royalty stream paid on the net sales of Besivance®, anophthalmic antibiotic marketed by Bausch & Lomb	interest income
			●	SWK owns 40.3% of the royalty; Bess Royalty, LP owns 59.7%
			●	Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds

Tissue Regeneration	$2,000,000	$2,000,000	●	Closed on June 12, 2013	$176,000 in
Therapeutics ("TRT")			●	Purchased two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector	interest income
			●	$1,250,000 additional payable by us to TRT, contingent upon aggregate royalty payments reaching a certain threshold
			●	Annual sharing payments due TRT once aggregate royalty payments received by us exceed the purchase price paid by us
Senior Secured Debt

Royalty Financing	$3,000,000	$100,000,000	●	Closed on July 9, 2013	$166,000 in
			●	Purchased senior secured notes (first lien) due November 2026	interest income
			●	Pay interest quarterly at a 11.5% annual interest rate
			●	Secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products
Term Loans

Tribute	$8,000,000	$8,000,000	●	Closed on August 8, 2013	$366,000 in
Pharmaceuticals Canada Inc.			●	Entered into senior secured first lien loan that matures on August 8, 2018	interest income
("Tribute")			●	Repaid by tiered revenue interest that is charged on quarterly net sales and royalties
			●	Bears interest at a floating interest rate, subject to a 13.5% per annum minimum
			●	Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan
			●	Received 1,103,222 warrants to purchase shares of Tribute common stock

SynCardia Systems,	$4,000,000	$16,000,000	●	Closed on December 13, 2013	$32,000 in
Inc. ("SynCardia")			●	Entered into senior secured first lien credit facility loan due on March 5, 2018; expansion of SynCardia’s existing facility	interest income
			●	At the option of the lenders, the term loan can be increased to $22,000,000; we have the right but not the obligation to advance $1,500,000 under the expansion facility
			●	Repaid with principal due upon maturity and bears interest at a rate of 13.5% per annum
			●	Original issue discount of $60,000 and an arrangement fee of $40,000 paid to us at closing
			●	Entitled to an exit fee upon the maturity of the loan
			●	Purchased an aggregate of 40,000 shares of SynCardia's common stock, reflecting an ownership percentage in SynCardia of less than 0.05%

SynCardia	$6,000,000	$10,000,000	●	Closed on December 13, 2013	$79,000 in
			●	Entered into senior secured second lien loan which matures on December 13, 2021	interest income
			●	Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of, and any other income and revenue actually received by SynCardia
			●	Earned origination fee of $90,000 at closing

Private Dental	$6,000,000	$6,000,000	●	Closed December 10, 2013	$51,000 in
Products Company (the “Dental Products			●	Entered into senior secured first lien loan that matures on December 10, 2018	interest income
Company”)			●	Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of the Dental Products Company
			●	Bears interest at a floating interest rate, subject to a 14% per annum minimum
			●	Earned an arrangement fee of $60,000 at closing
			●	We are entitled to an exit fee upon the maturity of the loan
			●	Received a warrant to purchase up to 225 shares in the Dental Products Company's common stock, which if exercised, is equivalent to approximately four percent ownership on a fully diluted basis. The warrant expires December 10, 2020

Parnell	$10,000,000	$25,000,000	●	Closed on January 23, 2014	Not applicable
Pharmaceuticals Holdings Pty Ltd			●	Entered into senior secured first lien loan that matures on January 23, 2021
("Parnell") (1)			●	Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return
			●	Total amount payable by Parnell to the lenders is subject to adjustment under certain events including qualified partial payments, a change of control or full prepayment of the loan
			●	Earned a $375,000 origination fee at closing
Other

Holmdel	$6,000,000	$13,000,000	●	Closed December 20, 2012	$2,779,000 of
Pharmaceuticals, LP ("Holmdel")			●	Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product	equity method gains, of which
			●	SWK HP Holdings GP LLC, our direct wholly-owned subsidiary, acquired a direct general partnership interest in SWK HP Holdings LP ("SWK LP")	$1,470,000 was attributable to the non-controlling
			●	SWK LP acquired a direct limited partnership interest in Holmdel	interest in SWK
			●	We receive quarterly distributions based on a royalty paid on net sales of the product	HP

 (1) Amount was funded subsequent to December 31, 2013.

Other than the $1,250,000 payable to TRT noted above, there are no other earn out payments contracted to be paid by SWK to any of our partner companies.

For additional information regarding these transactions, see Overview in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Notes 1 and 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Credit Facility

In order to expand our capital base, we entered into a credit facility with Double Black Diamond, L.P. (“Double Black”), an affiliate of a major stockholder on September 6, 2013. The credit facility provides us financing, primarily for the purchase of eligible investments. The facility works as a delayed draw credit facility where we have the ability to draw down, as necessary, over the next 18 months, or the Draw Period, up to $30 million, based on certain conditions. The credit facility provides for an initial $15 million to be available at closing. On or before the last day of the Draw Period, we can request the loan amount to be increased to $30 million upon us realizing net proceeds of at least $10 million in cash through the issuance of new equity securities. Repayment of the facility is due upon maturity, four years from the closing date. Double Black, as lender, has received a security interest in basically all of our assets as collateral for the facility. In conjunction with the credit facility, we issued warrants to Double Black, for 1,000,000 shares of our common stock at a strike price of $1.3875. In connection with the credit agreement, we, Double Black and certain of Double Black's affiliates, entered into a Voting Rights Agreement restricting Double Black and its affiliates voting rights under certain circumstances and providing Double Black and its affiliates a right of first offer on certain future share issuances. As of March 21, 2014, there was $11 million outstanding under the credit facility.

Rights Agreement

We have viewed our ability to carry forward our NOLs as an important and substantial asset. On January 26, 2006, in order to preserve stockholder value by protecting our ability to carry forward our NOLs, we entered into a rights agreement that provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 4.9% or more of our outstanding common stock without the prior approval of our board of directors. On February 2, 2012, we amended and restated the rights agreement to extend the expiration date from February 3, 2012 to February 3, 2015.

Competition

Our markets are very competitive. We face competition in the pursuit of outside investors, investment management clients and opportunities to deploy our capital in attractive healthcare related companies. Our primary competitors provide financing to prospective companies and include non-bank financial institutions, federal or state chartered banks, venture debt funds, venture capital funds, private equity funds, investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create a competitive disadvantage for us. As a result, we tend not to compete on price, but instead focus on our industry experience, flexible financing options and speed to evaluating and completing a transaction. In addition, since many of our competitors that provide longer term, royalty-related financing options have much greater financial resources than us, they tend to not focus on transaction sizes below $50 million as it is generally inefficient for them to do so. As such, we believe we face less competition from such longer term, royalty investors in transactions that are less than $50 million.

For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Employees

As of December 31, 2013, we had three full-time employees and one part-time employee.  We believe that the relationship with our employees is satisfactory

Additional Information

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act’’), with the Securities and Exchange Commission (“SEC”). Readers may read and copy any document that the Company files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

Our internet site is http://www.swkhold.com. We will make available free of charge through our website in the “Investor Relations – SEC Filings” section our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ““Investor Relations — Corporate Governance’’ section are charters for the company’s Audit Committee, Compensation Committee and Governance Committee as well as our Code of Ethics and Insider Trading Policy governing our directors, officers and employees. Information on or accessible through, our website is not a part of, and is not incorporated into, this report.

Item 1A.                 RISK FACTORS.

An investment in our common stock involves significant risks. You should carefully consider the risks and uncertainties and the risk factors set forth in the documents and reports filed with the SEC and the risks described below before you make an investment decision regarding the common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.

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

Most of our assets are expected to be royalty streams or debt backed by royalty streams paid by small- and middle- market businesses, which are highly speculative and involve a high degree of risk of credit loss. In addition, we may own royalties or invest in debt backed by royalties that are derived by products that are early in their commercial launch, face intense competition or are subject to other risks, which similarly involve a high degree of risk of principal loss. These risks are likely to increase during volatile economic periods, such as what the U.S. and many other economies have recently been experiencing.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to advance capital to the companies we target. We compete with non-bank financial institutions, federal or state chartered banks, venture debt funds, venture capital funds, private equity funds, pharmaceutical royalty and other investment funds, business development companies, and investment banks. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, particularly those seeking yield investments, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in royalties and debt backed by royalties, which may overlap with our business strategy. As a result of these new entrants, competition for investment opportunities in our target markets has intensified, which is a trend we expect to continue.

Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more or fuller relationships with potential business partners than us. Furthermore, many of our competitors are not subject to the maintenance of an exception or exemption from regulation as an investment company, which may allow them more flexibility in advancing capital to companies we may also target such as advancing debt capital that is not repaid by royalty streams. We cannot assure you that the competitive pressures we face will not have a materially adverse effect on our business, financial condition and results of operations. Also, as a result of existing and increasing competition and our competitors’ ability to provide a total financing package solution, we may not be able to take advantage of attractive business opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our business objectives.

We do not seek to compete primarily based on the cost of the capital that we provide, and we believe that some of our competitors provide capital at rates that are comparable to or lower than the rates we offer. We may lose business opportunities if we do not match our competitors' pricing, terms and structure. If we match our competitors' pricing, terms and structure, we may experience decreased net interest and royalty income and increased risk of credit loss.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

Our ability to achieve our business objectives depends on our ability to grow, which depends, in turn, on our ability to continue to identify, analyze, invest in royalties and/or debt backed by royalties that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our structuring of transactions and our access to financing on acceptable terms. As we continue to grow, we will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a materially adverse effect on our business, financial condition and results of operations.

We are dependent upon our key management personnel for our future success.

We depend on the diligence, skill and network of business contacts of our senior management and their access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service of this senior management team, namely Brett Pope and Winston Black. The departure of either of these individuals could have a materially adverse effect on our ability to achieve our business objectives. In addition, we have very few employees.

If we are unable to obtain additional debt or equity financing on commercially reasonable terms our business could be materially adversely affected.

We have limited capital to execute our business strategy and will need to obtain additional debt or equity financing to fund future growth and obtain funds which may be made available for investments. On February 13, 2014, we filed a Form S-1 registration statement in conjunction with a future rights offering in which we intend to raise $12.5 million of gross proceeds. If we successfully complete the rights offering, an additional $15 million of borrowing capacity will be made available to us under our credit facility. However, if we are unable to complete the rights offering, our liquidity may be reduced significantly once we deploy the existing capital on our balance sheet, and as a result, our ability to implement and grow our business strategy could be materially impacted.

In addition, once we deploy the potential proceeds from the rights offering and the expansion of our credit facility, if we are unable to enter into new debt or equity financing arrangements on commercially reasonable terms, our liquidity may be reduced significantly, and as a result, our ability to implement and grow our business strategy could be materially impacted.

Our use of leverage may limit our operational flexibility and increase our overall risk, which may adversely affect our business and results of operations.

Although the use of leverage may create an opportunity for increased returns for us, it also results in additional risks and can magnify the effect of any losses and thus could negatively impact our business and results of operations and have important adverse consequences to our investments. Our current credit facility contains covenants that restrict our operating flexibility, including covenants that, among others, limits our ability to: (i) make distributions in certain circumstances, (ii) incur additional debt, and (iii) engage in certain transactions. In addition, we secured our credit facility through the pledging of substantially all of our assets and if we are unable to generate sufficient cash flow to meet principal and interest payments on such indebtedness, we will be subject to risk that the lender seizes our assets through an acceleration of the credit facility that could require liquidation of pledged collateral at inopportune times or at prices that are not favorable to us and cause significant losses. If the lender seizes and liquidates pledged collateral, such collateral will likely be sold at distressed price levels. We will fail to realize the full value of such asset in a distressed sale. We expect any future debt we incur will contain similar restrictive conditions and protections for the benefit of a lender.

Our credit facility has customary affirmative covenants, negative covenants and default provisions. These provisions may prevent us from entering into transactions which we may otherwise determine are beneficial to us, which could negatively impact our business and results of operations.

Our investments in debt backed by royalty streams paid by our prospective partner companies and the products underlying the royalty streams in which we invest may be risky and we could lose all or part of our investment.

Most of our assets are expected to be royalty streams or debt backed by royalty streams paid by our partner companies. Some of our partner companies to which we advance debt, whether it be backed by royalties or be general obligations of the issuer, have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objectives and the value of our investment in them may decline substantially or fall to zero.

In addition, the middle-market companies to which we are targeting to advance debt are subject to a number of other significant risks, including:

●

these companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their securities or of any collateral with respect to any securities and a reduction in the likelihood of our realizing on any guarantees we may have obtained in connection with our investment;

●

they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

●

they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a materially adverse impact on our partner company and, in turn, on us;

●

they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

●	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and
●	they may have difficulty accessing the capital markets to meet future capital needs.

Similarly, the products underlying royalty streams in which we invest may have relatively short or no sales history, may be established products that face intense competition from newer, more innovative or better marketed products, or may be subject to additional risks. If these products do not achieve commercial success or attain lower sales than we estimate, we may lose value on our investments.

Currently, we have a limited number of assets, which subjects us to a greater risk of significant loss if any of our assets declines in value due to a default on its obligations under any of its debt securities or if any of our royalty investments substantially underperforms our expectations.

A consequence of our currently limited number of assets is that the aggregate returns we realize may be significantly adversely affected if one or more of our significant partner company investments perform poorly or if we need to write down the value of any one significant investment.

We generally do not control our partner companies.

We generally only hold royalties or debt backed by royalties that is issued by our partner companies. As such, we do not, and do not expect to, control any of our partner companies, even though we may have board representation or board observation rights, and the royalty debt agreements may contain certain restrictive covenants that limit the business and operations of our partner companies. As a result, we are subject to the risk that a partner company may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt holders.

If we make investments in unsecured debt backed by royalties, those investments might not generate sufficient cash flow to service our debt obligations.

We may make investments in unsecured debt backed by royalties. Unsecured investments may be subordinated to other obligations of the obligor. Unsecured investments often reflect a greater possibility that adverse changes in the financial condition of the obligor or general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. If we make an unsecured investment in a partner company, that partner company may be highly leveraged, and its relatively high debt-to-equity ratio may increase the risk that its operations might not generate sufficient cash to service its debt obligations. In such cases we would not have any collateral to help secure repayment of the obligations owed to us.

We may have limited access to information about privately- held royalty streams and companies in which we invest.

We invest primarily in privately-held royalties and debt backed by royalties issued by private companies. Generally, little public information exists about these royalty streams and private companies, and we are required to rely on the ability of our senior management to obtain adequate information to evaluate the potential returns from investing in these assets. If we are unable to uncover all material information about these assets, we may not make a fully informed investment decision, and we may lose money on our investment.

Prepayments of our debt investments by our partner companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the debt we advance to our partner companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new royalties or debt repaid by royalties issued by partner companies. These temporary investments will typically have substantially lower yields than the debt that was prepaid and we could experience significant delays in reinvesting these amounts. Any future asset may also have lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our partner companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We many not be able to complete transactions without co-investments from third parties.

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

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including, but not limited to, the interest rate payable on the debt assets that we acquire, the default rate on such assets, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in our portfolio composition, the degree to which we encounter competition in our markets, market volatility in our publicly traded securities and the securities of our partner companies, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. In addition, any of these factors could negatively impact our ability to achieve our business objectives, which may cause the market price of our common stock to decline.

Our investments in royalty-related transactions depend on third parties to market royalty-generating products.

Royalties generally, and the royalty-related income we expect to receive in the future, will directly or indirectly depend upon the marketing efforts of third parties, particularly large pharmaceutical companies that license the right to manufacture and sell products from technology innovators in exchange for royalty payments from the licensees to the licensors, with whom we may transact. These licensees may be motivated to maximize income by allocating resources to other products and, in the future, may decide to focus less attention on the products that pay royalties in which we have an economic interest. In addition, there can be no assurance that any of the licensees has adequate resources and motivation to continue to produce, market and sell such products in which we have a royalty-related interest. Moreover, the license agreement creating the right to receive royalties may not have specific sales targets and the licensee typically has exclusive or substantial discretion in determining its marketing plans and efforts. As a result, the licensee may not be restricted from abandoning a licensed product or from developing or selling a competitive product. In addition, in the event that a license expires or is terminated, we would be dependent upon the licensor of the license to find another marketing partner. There can be no assurance that another licensee could be found on favorable terms, or at all, or that the licensor will be able to assume marketing, sales and distribution responsibility for its own account. These factors may materially adversely affect any of our future royalty-related assets.

Aside from any limited audit rights relating to the activities of the licensees that we may have in certain circumstances, we do not have the rights or ability to manage the operations of the licensees. Poor management of operations by the licensees could adversely affect the sales of products in which we have a royalty interest, and the payment of royalty-related income to us. In addition, we have limited information on the licensees’ operations. While we may be able to receive certain information relating to sales of the product in which we have a royalty-related interest through the exercise of the audit rights and review of royalty reports, we may not have the right to review or receive certain information relating to the marketed products, including the results of any studies conducted by the licensees or others or complaints from doctors or users of such products, that the licensees may have and that may impact sales levels. The market performance of such products, therefore, may be diminished by any number of factors relating to the licensees that are beyond our control.

Economic recessions or downturns could impair the ability of our partner companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our assets, reduce our volume of new loans and have a material adverse effect on our results of operations.

Many of our partner companies may be susceptible to economic slowdowns or recessions in both the U.S. and foreign countries and may be unable to repay our loans during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

A partner company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of the partner company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the partner company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting partner company. In addition, if a partner company goes bankrupt, even though we may have structured our investment as senior debt or secured debt, depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that partner company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. These events could materially adversely affect our financial condition and operating results.

These companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and which we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

Risks Associated with Investments in the Life Science Industry

Healthcare and life science industries are subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

We have invested and plan to continue investing in cash flow streams produced by life science products that are subject to extensive regulation by the Food and Drug Administration, or the FDA, similar foreign regulatory authorities, and to a lesser extent, other federal and state agencies. If any of these products and the companies which manage such products fails to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their sales levels and operations. Medical devices and drugs are subject to the expense, delay and uncertainty of the regulatory approval process in order to reach the market and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a partner company or product in this industry.

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

The pharmaceutical industry is subject to numerous risks, including competition, extensive government regulation, product liability, patent exclusivity and commercial difficulties.

Our assets may include royalties and royalty linked debt that are paid on sales of pharmaceutical products, which are subject to numerous risks. The successful and timely implementation of the business model of our specialty pharmaceutical and drug discovery partner companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the ability of our partner companies to continue effectively marketing their existing product portfolio, and to develop and acquire innovative products and technologies that improve efficacy, safety, patient’s and clinician’s ease of use and cost-effectiveness is important to the success of such partner companies. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from competitors. Failure by our partner companies to successfully commercialize existing, planned products or acquire other new products could have a material adverse effect on our business, financial condition and results of operations. In addition, the ability of generic manufactures to invalidate a partner company’s patents protecting its products or to invalidate the patents supporting products in which we receive royalty-related income could have a material adverse effect on our business.

The development of products by life science companies requires significant research and development, clinical trials and regulatory approvals.

The development of products by life science companies requires significant research and development, clinical trials and regulatory approvals. In addition, similar activities and costs may be required to support products that have already been commercialized. The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, or gain and maintain market approval of products. In addition, regulatory review processes by U.S. and foreign agencies may extend longer than anticipated as a result of decreased funding and tighter fiscal budgets. Further, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or the infringement of intellectual property rights of others. Failure by our partner companies to successfully commercialize pipeline products in which we have an economic interest could have a material adverse effect on our business, financial condition and results of operations.

Future legislation, and/or regulations and policies adopted by the FDA or other U.S. or foreign regulatory authorities may increase the time and cost required by some of our partner companies to conduct and complete clinical trials for the product candidates that they develop, and there is no assurance that these companies will obtain regulatory approval to market and commercialize their products in the U.S. and in foreign countries.

The FDA and other foreign and U.S. regulatory authorities have established regulations, guidelines and policies to govern the drug development and approval process which affect some of our partner companies. Any change in regulatory requirements due to the adoption by the FDA and/or foreign or other U.S. regulatory authorities of new legislation, regulations, or policies may require some of our partner companies to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may significantly impact the cost, timing and completion of the clinical trials.

In addition, increased scrutiny by the U.S. Congress of the FDA’s and other authorities approval processes may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Foreign regulatory authorities may also increase their scrutiny of approval processes resulting in similar delays. Increased scrutiny and approval processes may limit the ability of our partner companies to market and commercialize their products in the U.S. and in foreign countries.

Changes in healthcare laws and other regulations applicable to some of our partner companies’ businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations applicable to the businesses of some of our partner companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our partner companies.

Risks Associated with the Company and our Capital Structure

Our common stock is currently quoted on the Over the Counter Quotation Board, or the OTCQB, and we are subject to additional SEC regulation as a result of our current historical stock price.

Since October 2005, our common stock has been quoted on the OTCQB or its predecessor. The OTCQB is generally considered less efficient than exchanges such as The New York Stock Exchange and The NASDAQ Stock Market. Quotation of our common stock on the OTCQB may reduce the liquidity of our securities, limit the number of investors who trade in our securities, result in a lower stock price and larger spread in the bid and ask prices for shares of our common stock and could have an adverse effect on us. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not quoted on The NASDAQ Stock Market. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our price of common stock remains low, we may not be able to raise equity capital.

Our listing on the OTCQB and our low stock price may greatly impair our ability to raise any future necessary capital through equity or debt financing and significantly increase the dilution to our current stockholders caused by any issuance of equity in financing or other transactions. The price at which we would issue shares in such transactions is generally based on the market price of our common stock, and a decline in the stock price could result in our need to issue a greater number of shares to raise a given amount of funding.

In addition, because our common stock is not listed on a principal national exchange, we are subject to Rule 15g-9 under the Exchange Act of 1934, as amended, or the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of our stockholders to sell their shares of our common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

We have adopted provisions in our certificate of incorporation and bylaws, and a stockholder rights plan that could delay or prevent an acquisition of the Company.

The board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Without any further vote or action on the part of the stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges, and restrictions of the preferred stock. This preferred stock, if issued, might have preference over and harm the rights of the holders of common stock. Although the ability to issue this preferred stock provides us with flexibility in connection with possible acquisitions and other corporate purposes, it can also be used to make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

Additionally, we have a stockholder rights plan that is intended to protect our ability to utilize our NOL carryforwards and which would also make it difficult for a third party to acquire a significant number of shares of our common stock.

Our certificate of incorporation and bylaws include provisions that may deter an unsolicited offer to purchase us. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest. Furthermore, the board of directors is divided into three classes, only one of which is elected each year. In addition, directors are only removable by the affirmative vote of at least two-thirds of all classes of voting stock. These factors may further delay or prevent a change of control of the Company.

If we were deemed an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

We have not been and do not intend to become registered as an “investment company” under the Investment Company Act of 1940, or the 40 Act, because we believe the nature of our assets and the sources of our income exclude us from the definition of an investment company pursuant to Section (3)(a)(1)(C) under the 40 Act. Accordingly, we are not subject to the provisions of the 40 Act, such as conflict of interest rules, requirements for disinterested directors and other substantive provisions which were enacted to protect investors in “investment companies.”

Generally, a company is an “investment company” if it is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities or owns or proposes to own investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, unless an exception, exemption or safe harbor applies. We refer to this investment company definition test as the “40% Test.”

We monitor our compliance with the 40% Test and seek to conduct our business activities to comply with this test. It is not feasible for us to be regulated as an investment company because the restrictions imposed by the 40 Act rules are inconsistent with our strategy. In order to continue to comply with the 40% Test, we may need to take various actions which we might otherwise not pursue. The actions we may need to take to address these issues while maintaining compliance with the 40% Test (or another exception or exemption from regulation as an investment company), include restructuring or terminating the Company, could adversely affect our ability to create and realize stockholder value.

Because we operate through our subsidiaries, our ability to comply with the 40% Test is dependent on the ability of certain of our subsidiaries to rely on an exclusion or exemption from investment company registration. In this regard, one of our subsidiaries currently relies on the exclusion from investment company registration provided by Section 3(c)(5)(A) under the 1940 Act. Section 3(c)(5)(A), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services” (or Qualifying Assets).

In complying with Section 3(c)(5)(A), one of our subsidiaries, SWK Funding LLC, relies on an interpretation that royalty interests that entitle SWK Funding LLC to collect royalty receivables that are directly based on the sales price of specific biopharmaceutical products that use intellectual property covered by specific license agreements are Qualifying Assets under Section 3(c)(5)(A). This interpretation was promulgated by the SEC staff in a no-action letter issued to Royalty Pharma on August 13, 2010. The assets acquired by SWK Funding LLC therefore, are limited by the provisions of the 1940 Act and SEC staff interpretations thereunder. If the SEC or its staff in the future adopts a contrary interpretation or otherwise restricts the conclusions in the staff’s no-action letter such that royalty interests are no longer treated as Qualifying Assets for purposes of Section 3(c)(5)(A), SWK Funding LLC could be required to restructure its activities or sell certain of its assets, potentially negatively affecting our performance. As a result, our business will be materially and adversely affected if SWK Funding LLC fails to qualify for Section 3(c)(5)(A).

The rules and interpretations of the SEC and the courts, relating to the definition of “investment company” are highly complex in numerous respects. While, we intend to conduct our operations so that we will not be deemed an investment company, we can give no assurances that we will not be deemed an “investment company” and be required to register under the 40 Act. If we were to be deemed an “investment company,” restrictions imposed by the 40 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our shares. In addition, we could be subject to legal actions by regulatory authorities and others and could be forced to dissolve. The costs of defending any such actions could constitute a material part of our assets and dissolution could have materially adverse effects on our company and the value of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

In 2012, we moved our corporate headquarters to Dallas, Texas, where we lease approximately 1300 square feet of space.  The lease expires on December 31, 2014. We believe these facilities are adequate for our business requirements.

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in, or have been involved in, arbitrations or various other legal proceedings that arise from the normal course of our business. We cannot predict the timing or outcome of these claims and other proceedings. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on our results of operations, balance sheets and cash flows due to defense costs, and divert management resources. Currently, we are not involved in any arbitration and/or other legal proceeding that we expect to have a material effect on our business, financial condition, results of operations and cash flows

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTCQB Marketplace, under the symbol “SWKH.” The table below sets forth the high and low sale prices of our common stock on the OTCQB Marketplace during the periods indicated:

	High	Low
Fiscal 2012
First Quarter	$0.83	$0.74
Second Quarter	0.87	0.62
Third Quarter	0.85	0.75
Fourth Quarter	0.85	0.74
Fiscal 2013
First Quarter	$0.86	$0.73
Second Quarter	1.01	0.73
Third Quarter	1.25	0.87
Fourth Quarter	1.19	0.77

Holders of Record

There were approximately 565 stockholders of record of our common stock as of March 21, 2014. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

In conjunction with the credit facility entered into with Double Black, an affiliate of a major stockholder on September 6, 2013, the Company issued warrants to Double Black for 1,000,000 shares of the Company's common stock at a strike price of $1.3875. In addition, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with Double Black, which sets forth their rights to have their shares of common stock owned prior to the closing of the credit facility and shares of common stock issuable upon exercise of the warrants registered with the SEC for public resale upon the request of the holders of at least 50% of the Registrable Securities (as defined in the Registration Rights Agreement). The Registration Rights Agreement terminates at such time as Double Black and its affiliates' total beneficial ownership of the Company's common stock is less than 5.0% and Double Black is no longer an affiliate of the Company. The warrants may be exercised at anytime upon the election of the holder, beginning on the date of the issuance and ending on the seventh anniversary of the date of issuance. The issuance of the warrants was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act.

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

Overview

We were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In December 2009, we sold substantially all of our assets to an unrelated third party, the Asset Sale. Since the date of the Asset Sale, we had been seeking to redeploy our cash to maximize value for our stockholders and were seeking, analyzing and evaluating potential acquisition candidates. Our goal was to redeploy our existing assets to acquire, or invest in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss carryforwards (“NOLs”).

In July 2012, we commenced our new corporate strategy of building a specialty finance and asset management business. Our strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. We will initially focus on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We expect to deploy our assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis. In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. We intend to fund transactions through our own working capital, as well as by building our asset management business by raising additional third party capital to be invested alongside our capital.

We intend to fill a niche that we believe is underserved in the sub-$50 million transaction size. Since many of our competitors that provide longer term, royalty-related financing options have much greater financial resources than us, they tend to not focus on transaction sizes below $50 million as it is generally inefficient for them to do so. In addition, we do not believe that a sufficient number of other companies offer similar types of long-term financing options to fill the demand of the sub-$50 million market. As such, we believe we face less competition from such longer term, royalty investors in transactions that are less than $50 million.

We will evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including, the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (together “life science") and to tailor our financial solutions to the needs of our business partners. Our business partners are primarily engaged in selling products that directly or indirectly cure diseases and/or improve people's or animals' wellness, or they receive royalties paid on the sales of such products. For example, our biotechnology and pharmaceutical business partners manufacture medication that directly treat disease states, whereas our life science tools partners sell a wide variety of research instrumentation to help other companies conduct research into disease states.

Our investment objective is to maximize our portfolio total return and thus increase our net income and net operating income by generating income from three sources:

1. primarily owning or financing through debt investments, royalties generated by the sales of life science products and related intellectual property;

2. to a lesser extent, receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector; and

3. to a lesser extent, realize capital appreciation from equity-related investments in the life science sector.

In our portfolio we seek to achieve attractive risk-adjusted current yields and opportunities with the potential for equity-like returns.

The majority of our transactions are expected to be structured similarly to factoring transactions whereby we provide capital in exchange for an interest in an existing revenue stream. We do not anticipate providing capital in situations prior to the commercialization of a product. The existing revenue stream can take several forms, but is most commonly either a royalty derived from the sales of a life science product (1) from the marketing efforts of a third party, such as a royalty paid to an inventor on the sales of a medicine or (2) from the marketing efforts of a partner company, such as a medical device company that directly sells its own products. Our structured debt investments may include warrants or other features, giving us the potential to realize enhanced returns on a portion of our portfolio. Capital that we provide directly to our partners is generally used for growth and general working capital purposes, as well as for acquisitions or recapitalizations in select cases. We generally fund the full amount of transactions up to $10 million through our working capital.

Our investment advisory agreements are currently non-discretionary and each client determines individually if it wants to participate in a transaction. Each account receives its pro rata allocation for a transaction based on which clients opt into a transaction, and each account receives its pro rata allocation of income produced by a transaction in which they participate. Clients pay us management and incentive fees according to a written investment advisory agreement, and we negotiate fees based on each client’s needs and the complexity of the client’s requirements. Fees paid by clients may differ depending upon the terms negotiated with each client and are paid directly by the client upon receipt of an invoice from us. We may seek to raise discretionary capital from similar investors in the future.

In circumstances where a transaction is greater than $10 million, we seek to syndicate amounts in excess of $10 million to our investment advisory clients. In addition, we may participate in transactions in excess of $10 million with investors other than our investment advisory clients. In those instances, we do not expect to earn investment advisory income from the participations of such investors.

We source our investment opportunities through a combination of our senior management's proprietary relationships within the industry, outbound business development efforts and inbound inquiry from companies, institutions and inventors interested in learning about our capital financing alternatives. Our investment advisory clients generally do not originate investment opportunities for us.

Execution of New Strategy

In the third quarter of 2012, we purchased an interest in three revenue-producing investment advisory client contracts from PBS Capital Management, LLC, a firm that our current chief executive officer, or CEO, and our current Managing Director control, for $150,000 plus earn out payments through 2016. Our interest in these contracts can be repurchased, for one dollar, by PBS Capital Management, LLC, in the event that the employment contracts of our current CEO and current Managing Director are not renewed. We generated approximately $103,000 and $135,000 in 2012 and 2013, respectively, in revenue due to our interest in the advisory contracts. Going forward, we expect revenue generated from these contracts to be immaterial to our financials; however, we expect the investment advisory clients to continue to co-invest with us in future transactions.

On December 5, 2012, we consummated our first transaction under our specialty finance strategy by providing a $22.5 million term loan to Nautilus. The loan was repaid on December 17, 2013. Prior to repayment, interest and principal under the loan was paid by a tiered revenue interest that is charged on quarterly net sales and royalties of the borrower applied in the following priority (i) first, to the payment of all accrued but unpaid interest until paid in full; and (ii) second to the payment of all principal of the loans. The loan accrued interest at either a base rate or the LIBOR rate, as determined by the borrower, plus an applicable margin; the base rate and LIBOR rate were subject to minimum floor values such that the minimum interest rate was 16%. We syndicated $16 million of the loan to our investment advisory clients and retained the remainder. Upon repayment, we received our proportionate share of a $2,000,000 exit fee. We recognized $1,591,000 in interest income, of which $578,000 related to the accretion of the exit fee, recorded as revenue in the consolidated statement of income for the year ended December 31, 2013.

Including the Nautilus transaction, we have now executed nine transactions under our new strategy, deploying approximately $57.5 million across a variety of opportunities:

●	$11 million in three transactions where we purchased or financed through a debt investment, royalties generated by the sales of life science products and related intellectual property;

●	$40.5 million in five transactions where we receive interest and other income by advancing capital in the form of secured debt backed by royalties paid by companies in the life science sector; and

●

$6 million in one transaction where we acquired an indirect interest in the U.S. marketing authorization rights to a pharmaceutical product where we ultimately receive cash flow distributions from the product.

In six of the transactions we participated alongside other investors; our investment advisory clients co-invested in two of these transactions. We completed the other three transactions by ourselves.

The table below provides an overview of the transactions.

	Amount Funded by SWK at December 31, 2013 (1)	Total Transaction Amount (including contingent consideration)		Material Terms	2013 Income Recognized
Royalty Purchases and Financings

Besivance	$6,000,000	$16,000,000	●	Closed on April 2, 2013	$795,000 in
			●	Purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic marketed by Bausch & Lomb	interest income
			●	SWK owns 40.3% of the royalty; Bess Royalty, LP owns 59.7%
			●	Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds

Tissue Regeneration	$2,000,000	$2,000,000	●	Closed on June 12, 2013	$176,000 in
Therapeutics ("TRT")			●	Purchased two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector	interest income
			●	$1,250,000 additional payable by us to TRT, contingent upon aggregate royalty payments reaching a certain threshold
			●	Annual sharing payments due TRT once aggregate royalty payments received by us exceed the purchase price paid by us
Senior Secured Debt

Royalty Financing	$3,000,000	$100,000,000	●	Closed on July 9, 2013	$166,000 in
			●	Purchased senior secured notes (first lien) due November 2026	interest income
			●	Pay interest quarterly at a 11.5% annual interest rate
			●	Secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products
Term Loans

Tribute	$8,000,000	$8,000,000	●	Closed on August 8, 2013	$366,000 in
Pharmaceuticals			●	Entered into senior secured first lien loan that matures on August 8, 2018	interest income
Canada Inc. ("Tribute")			●	Repaid by tiered revenue interest that is charged on quarterly net sales and royalties
			●	Bears interest at a floating interest rate, subject to a 13.5% per annum minimum
			●	Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan
			●	Received 1,103,222 warrants to purchase shares of Tribute common stock

SynCardia Systems,	$4,000,000	$16,000,000	●	Closed on December 13, 2013	$32,000 in
Inc. ("SynCardia")			●	Entered into senior secured first lien credit facility loan due on March 5, 2018; expansion of SynCardia’s existing facility	interest income
			●	At the option of the lenders, the term loan can be increased to $22,000,000; we have the right but not the obligation to advance $1,500,000 under the expansion facility
			●	Repaid with principal due upon maturity and bears interest at a rate of 13.5% per annum
			●	Original issue discount of $60,000 and an arrangement fee of $40,000 paid to us at closing
			●	Entitled to an exit fee upon the maturity of the loan
			●	Purchased an aggregate of 40,000 shares of SynCardia's common stock, reflecting an ownership percentage in SynCardia of less than 0.05%

SynCardia	$6,000,000	$10,000,000	●	Closed on December 13, 2013	$79,000 in
			●	Entered into senior secured second lien loan which matures on December 13, 2021	interest income
			●	Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of, and any other income and revenue actually received by SynCardia
			●	Earned origination fee of $90,000 at closing

Private Dental	$6,000,000	$6,000,000	●	Closed December 10, 2013	$51,000 in
Products Company (the “Dental Products			●	Entered into senior secured first lien loan that matures on December 10, 2018	interest income
Company”)			●	Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of the Dental Products Company.
			●	Bears interest at a floating interest rate, subject to a 14% per annum minimum
			●	Earned an arrangement fee of $60,000 at closing
			●	We are entitled to an exit fee upon the maturity of the loan
			●	Received a warrant to purchase up to 225 shares in the Dental Products Company's common stock, which if exercised, is equivalent to approximately four percent ownership on a fully diluted basis. The warrant expires December 10, 2020

Parnell	$10,000,000	$25,000,000	●	Closed on January 23, 2014	Not applicable
Pharmaceuticals Holdings Pty Ltd			●	Entered into senior secured first lien loan that matures on January 23, 2021
("Parnell") (1)			●	Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return
			●	Total amount payable by Parnell to the lenders is subject to adjustment under certain events including qualified partial payments, a change of control or full prepayment of the loan
			●	Earned a $375,000 origination fee at closing
Other

Holmdel	$6,000,000	$13,000,000	●	Closed December 20, 2012	$2,779,000 of
Pharmaceuticals, LP ("Holmdel")			●	Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product	equity method gains, of which
			●	SWK HP Holdings GP LLC, our direct wholly-owned subsidiary, acquired a direct general partnership interest in SWK HP Holdings LP ("SWK LP")	$1,470,000 was attributable to the non-controlling
			●	SWK LP acquired a direct limited partnership interest in Holmdel	interest in SWK HP
			●	We receive quarterly distributions based on a royalty paid on net sales of the product

(1) Amount was funded subsequent to December 31, 2013.

Other than the $1,250,000 payable to TRT noted above, there are no other earn out payments contracted to be paid by SWK to any of our partner companies.

For additional information regarding these transactions, see Notes 1 and 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Credit Facility

In order to expand our capital base, we entered into a credit facility with Double Black, an affiliate of a major stockholder on September 6, 2013. The credit facility provides us financing, primarily for the purchase of eligible investments. The facility works as a delayed draw credit facility where we have the ability to draw down, as necessary, over the next 18 months, or the Draw Period, up to $30 million, based on certain conditions. The credit facility provides for an initial $15 million to be available at closing. On or before the last day of the Draw Period, we can request the loan amount to be increased to $30 million upon us realizing net proceeds of at least $10 million in cash through the issuance of new equity securities. Repayment of the facility is due upon maturity, four years from the closing date. Double Black, as lender, has received a security interest in basically all of our assets as collateral for the facility. In conjunction with the credit facility, we issued warrants to Double Black, for 1,000,000 shares of our common stock at a strike price of $1.3875. In connection with the credit agreement, we, Double Black and certain of Double Black's affiliates, entered into a Voting Rights Agreement restricting Double Black and its affiliates voting rights under certain circumstances and providing the stockholder and its affiliates a right of first offer on certain future share issuances. As of March 21, 2014, there was $11 million outstanding under the credit facility.

  Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, useful lives of property and equipment, income taxes and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties.  For a discussion of our significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements.

Variable Interest Entities

An entity is referred to as a variable interest entity, or VIE, if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity's residual economics, or (v) the entity was established with non-substantive voting interests. We consolidate a VIE when we have both the power to direct the activities that most significantly impact the activities of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. Along with the VIEs that are consolidated in accordance with these guidelines, we also hold variable interests in other VIEs that are not consolidated because we are not the primary beneficiary. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change.

Financing Assets

We extend credit to customers through a variety of financing arrangements, including term loans. The amounts outstanding on loans are referred to as finance receivables and are included in Finance Receivables on the Consolidated Balance Sheet.  It is our expectation that the loans originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk, some or all of certain exposures may be sold. Loans for which we have the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment, or HFI. If we no longer have the intent or ability to hold loans for the foreseeable future, then the loans are transferred to held for sale, or HFS. Loans entered into with the intent to resell are classified as HFS.

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

Marketable Investments

Available-for-sale securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss), net of applicable income taxes. In any case where fair value might fall below amortized cost, we would consider whether that security is other-than-temporarily impaired using all available information about the collectability of the security. We would not consider that an other-than temporary impairment for a debt security has occurred if (i) we do not intend to sell the debt security, (ii) it is not more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis and (iii) the present value of estimated cash flows will fully cover the amortized cost of the security. We would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

Derivatives

All derivatives held by us are recognized in the consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of income (loss). If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the consolidated statements of income (loss), or recorded in other comprehensive income (loss). We had no derivatives designated as hedges as of December 31, 2013 and 2012. We hold warrants issued to us in conjunction with term loan investments discussed in Note 2 of the notes to the consolidated financial statements. These warrants are included in other assets in the consolidated balance sheets. We issued a warrant on our own common stock in conjunction with our credit agreement discussed of Note 5 of the notes to the consolidated financial statements. This warrant meets the definition of a derivative and is reflected as warrant liability at fair value in the consolidated balance sheets.

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

Equity Method Investments

We account for portfolio companies whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not we exercise significant influence with respect to a portfolio company depends on an evaluation of several factors including, among others, representation on the portfolio company’s board of directors and our ownership level. Under the equity method of accounting, we do not reflect a portfolio company’s financial statements within our consolidated financial statements; however, our share of the income or loss of such portfolio company is reflected in the consolidated statements of income (loss). We include the carrying value of equity method portfolio companies in ownership interests in and advances to portfolio companies and funds on the consolidated balance sheets.

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

Earnings per Share

Basic earnings per share, or EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect is computed using the treasury stock method, which assumes the conversion of stock options and restricted stock grants. However, in periods when results are negative, these shares would not be included in the EPS computation as the result would have an anti-dilutive effect.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss) if the amount reclassified is required under GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income (loss), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard was effective for interim and annual periods beginning after December 15, 2012 and is to be applied on a prospective basis. We adopted ASU 2013-02 and will disclose significant amounts reclassified out of accumulated other comprehensive income (loss) as such transactions arise. ASU 2013-02 affects financial statement presentation only and has no impact on our results of operations or consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operation Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this new guidance, companies must present this unrecognized tax benefit in the consolidated financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occus in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the consolidated financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have any impact on our operating results and financial position.

Comparison of the Years Ended December 31, 2013 and 2012

Revenues

We generated revenues of $6.4 million for the year ended December 31, 2013, driven primarily by $3.7 million in interest and fees earned on our finance receivables, marketable securities and management fees and $2.8 million in income related to our investment in unconsolidated partnership. We generated revenues of $0.6 million for the year ended December 31, 2012, driven primarily by $0.1 million due to our interest in three revenue-producing investment advisory client contracts acquired from PBS Capital Management, LLC, $0.2 million related to interest income earned on our finance receivables and $0.3 million in fees earned syndicating a loan.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased by 22% to $1.7 million for the year ended December 31, 2013 from $2.2 million for the year ended December 31, 2012, due to a decrease in professional fees and stock-based compensation expenses.

Interest and Other Income (Expense), net

Interest and other income (expense), net was an expense of $0.2 million for the year ended December 31, 2013, which consisted of a $0.2 million fair market value adjustments relating to the Tribute warrant and to our warrant liability, and interest expense of $0.1 million, offset almost entirely by interest income. During the year ended December 31, 2012, interest and other income (expense), net was income of $0.2 million which consisted solely of interest income. The decrease in interest income related to lower interest rates and lower cash balances in the year ended December 31, 2013, compared to the same period in 2012.

Income Tax Benefit

We have incurred net operating losses on a consolidated basis for all years from inception through 2012. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not.” As of December 31, 2013, we concluded that it is more likely than not that the Company will be able to realize approximately $9,803,000 benefit of the U.S. federal and state deferred tax assets in the future. As a result, we have released $9,803,000 of the valuation allowance against our net deferred tax assets.

As of December 31, 2013, our valuation allowance against deferred tax assets decreased by approximately $20,960,000 due to the write-off of expired deferred tax assets and partial release of our valuation allowance.

As of December 31, 2013, we had operating loss carryforwards for federal income tax purposes of approximately $433,000,000. The federal net operating loss carry forwards if not offset against future income, will expire by 2032, with the majority expiring by 2021.

Liquidity and Capital Resources

As of December 31, 2013, we had $7.7 million in cash and cash equivalents, compared to $24.6 million in cash and cash equivalents as of December 31, 2012. As of December 31, 2013, we had working capital of $8.7 million, compared to working capital of $26.0 million as of December 31, 2012. The reduction in our working capital is primarily attributable to the net purchase of $22.4 million in finance receivables.

As of December 31, 2013 we had $5.0 million outstanding and $10.0 million of available borrowings under our credit facility. We estimate our liquidity and capital resources are adequate to fund our operating activities for the twelve months from the balance sheet date. On February 13, 2014, we filed a Form S-1 registration statement in conjunction with a future rights offering in which we intend to raise $12.5 million of gross proceeds. If we successfully complete the rights offering an additional $15.0 million of borrowing capacity will be made available to us under our credit facility.

Primary Driver of Cash Flow

Our ability to generate cash in the future depends primarily upon our success in implementing our revised business model of generating income by providing capital to a broad range of life science companies, institutions and inventors. We generate income primarily from three sources:

1. primarily owning or financing through debt investments, royalties generated by the sales of life science products and related intellectual property;

2. to a lesser extent, receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector; and,

3. to a lesser extent, realize capital appreciation from equity-related investments in the life science sector.

As of March 21, 2014, we have consummated nine transactions under our new strategy and expect these assets to generate income greater than our expenses in 2014. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2014. Given low current interest rates, we expect the interest rate that we receive on our cash will continue to be at a low rate and to not produce material income. In addition, we expect to generate income other than interest income from our interest in three revenue-producing investment advisory contracts from PBS Capital Management, LLC, as well as income generated from our other investment advisory contracts.

Operating Cash Flow

We had positive cash flow from operating activities of $1.3 million for the year ended December 31, 2013 driven by total net income of $14.3 million reduced by $13.0 million non-cash income, which primarily included a deferred tax asset allowance release of $9.8 million and $2.8 million equity income on an investment in an unconsolidated entity. We had negative cash flow from operating activities of $1.1 million for the year ended December 31, 2012, which included a $1.4 million net loss, which was partially offset by stock-based compensation of $0.6 million.

Investing Cash Flow

The Company's investing activities provided negative cash flow of $20.1 million during the year ended December 31, 2013, which primarily related to our issuance of $29.6 million in finance receivables and $3.0 million purchase of marketable securities, partially offset by $7.2 million received on repayment of finance receivables and $5.4 million in cash distributions received from an investment in an unconsolidated entity.  During the year ended December 31, 2012, the Company's investing activities provided negative cash flow of $19.5 million, which primarily related to our issuance of $6.5 million in finance receivables and $13.0 million investment in an unconsolidated partnership.

Financing Cash Flow

The Company's financing activities had positive cash flow of $1.8 million for the year ended December 31, 2013, which consisted of $4.7 million in loan proceeds from our credit agreement, partially offset by $2.9 million in cash distributions to non-controlling interests. The Company's financing activities had positive cash flow of $7.0 million for the year ended December 31, 2012 which consisted of contributions of $7 million from non-controlling interests.

Outlook

During 2012, we adopted a new corporate strategy to provide capital to a broad range of life science companies, institutions and inventors in order to earn interest, fee, and other income pursuant to this strategy. As of March 21, 2014, we have consummated nine transactions under our revised strategy, one of which was repaid in December 2013. We believe the income generated by our current portfolio will be more than our operational expenses, and we will begin to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. We expect that the income generated by such future investments would be earned with minimal additional operational expenses.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Prior to commencing our strategic plan, the primary objective of our activities was to preserve cash. During the year ended December 31, 2013 our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2013, approximated its carrying value.

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

SWK HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SWK Holdings Corporation

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWK Holdings Corporation and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
March 28, 2014

SWK HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$7,664	$24,584
Restricted cash	-	1,000
Accounts receivable	528	197
Finance receivables	660	230
Deferred tax asset	164	-
Prepaid expenses and other current assets	16	36
Total current assets	9,032	26,047
Finance receivables	28,626	6,270
Marketable investments	3,119	-
Investment in unconsolidated entities	10,425	13,000
Debt issuance costs	523	-
Property and equipment, net	5	3
Deferred tax asset	9,639	-
Other assets	206	-
Total assets	$61,575	$45,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$363	$91
Total current liabilities	363	91
Interest reserve	-	1,000
Loan credit agreement	5,000	-
Warrant liability	292	-
Other long-term liabilities	3	41
Total liabilities	5,658	1,132

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value; 250,000,000 shares authorized; 43,034,894 and 42,894,894 shares issued and outstanding at December 31, 2013 and 2012, respectively	43	43
Additional paid-in capital	4,321,454	4,321,200
Accumulated deficit	(4,271,193)	(4,284,055)
Accumulated other comprehensive income	-	-
Total SWK Holdings Corporation stockholders’ equity	50,304	37,188
Non-controlling interests in consolidated entities	5,613	7,000
Total stockholders’ equity	55,917	44,188
Total liabilities and stockholders’ equity	$61,575	$45,320

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December,
	2013	2012

Revenues
Finance receivable interest income, including fees	$3,090	$497
Marketable investments interest income	166	-
Income related to investments in unconsolidated entities	2,779	-
Management fees	412	140

Total Revenues	6,447	637
Costs and expenses:
General and administrative	1,747	2,240
Total costs and expenses	1,747	2,240
Income (loss) from operations	4,700	(1,603)
Interest and other income (expense), net	(209)	158
Income (loss) before provision for income tax	4,491	(1,445)
Income tax benefit	(9,841)	(24)
Consolidated net income (loss)	14,332	(1,421)
Net income attributable to non-controlling interests	1,470	-
Net income (loss) attributable to SWK Holdings Corporation Stockholders	$12,862	$(1,421)
Net income (loss) per share attributable to SWK Holdings Corporation Stockholders
Basic	$0.31	$(0.03)
Diluted	$0.31	$(0.03)
Weighted Average Shares
Basic	41,343	41,247
Diluted	41,440	41,247

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012

Net income (loss)	$14,332	$(1,421)
Other comprehensive income, net of tax:
Unrealized gains on investment in securities
Unrealized holding gains arising during period	-	-
Less: reclassification adjustment for gains included in net income	-	-
Total other comprehensive income	-	-
Comprehensive income (loss)	14,332	(1,421)
Comprehensive income attributable to non-controlling interests	1,470	-
Comprehensive income (loss) attributable to SWK Holdings Corporation Stockholders	$12,862	$(1,421)

See accompanying notes to the consolidated financial statements.

 SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional		Non-controlling Interests in	Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Consolidated Entities	Stockholders' Equity
Balances at December 31, 2011	41,647,394	$42	$4,320,615	$(4,282,634)	$-	$38,023
Issuance of restricted stock	1,247,500	1	(1)	-	-	-
Stock-based compensation	-	-	586	-	-	586
Contribution from non-controlling interests	-	-	-	-	7,000	7,000
Net loss	-	-	-	(1,421)	-	(1,421)
Balances at December 31, 2012	42,894,894	43	4,321,200	(4,284,055)	$7,000	44,188
Issuance of restricted stock	140,000	-	-	-	-	-
Stock-based compensation	-		254	-	-	254
Distribution to non-controlling interests	-	-	-	-	(2,857)	(2,857)
Net income	-			12,862	1,470	14,332
Balances at December 31, 2013	43,034,894	$43	$4,321,454	$(4,271,193)	$5,613	$55,917

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$14,332	$(1,421)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(9,803)
Income from investments in unconsolidated entities	(2,779)	-
Loan discount amortization and fee accretion	(702)	-
Depreciation and amortization	2	5
Payment-in-kind interest income	(119)	-
Debt issuance cost amortization	47	-
Stock-based compensation	254	586
Other non-cash gain	-	(24)
Change in fair value of warrants	190	-
Changes in operating assets and liabilities:
Accounts receivable	(331)	(197)
Restricted cash	1,000	(1,000)
Prepaid expenses and other assets	19	30
Interest reserve	(1,000)	1,000
Accounts payable and other liabilities	234	(94)
Net cash provided by (used in) operating activities	1,344	(1,115)

Cash flows from investing activities:
Issuance of finance receivables	(29,630)	(6,500)
Repayment of finance receivables	7,212	-
Investment in unconsolidated entities	-	(13,000)
Distributions on investments in unconsolidated entities	5,354	-
Investment in marketable investments	(3,000)	-
Purchases of property and equipment	(4)	(4)
Net cash used in investing activities	(20,068)	(19,504)

Cash flows from financing activities:
Contributions from non-controlling interests	-	7,000
Net proceeds from loan credit agreement	4,661
Distribution to non-controlling interests	(2,857)	-
Net cash provided by financing activities	1,804	7,000

Net decrease in cash and cash equivalents	(16,920)	(13,619)
Cash and cash equivalents at beginning of period	24,584	38,203
Cash and cash equivalents at end of period	$7,664	$24,584

Noncash activity:

The company issued a warrant for one million shares of common stock in conjunction with the execution of its Loan Facility. The initial fair value of the warrant of $232,000 was deferred and reflected as debt issuance costs in the consolidated balance sheet.

See accompanying notes to the consolidated financial statements.

 SWK HOLDINGS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations See prior comments

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In December 2009, the Company sold substantially all of its assets to an unrelated third party ("Asset Sale"). Since the date of the Asset Sale, the Company has been seeking to redeploy their cash to maximize value for their stockholders and were seeking, analyzing and evaluating potential acquisition candidates. Their goal was to redeploy their existing assets to acquire, or invest in, one or more operating businesses with existing or prospective taxable income, or from which they can realize capital gains, that can be offset by use of their net operating loss carryforwards (“NOLs”).

In July 2012, the Company commenced its new corporate strategy of building a specialty finance and asset management business. The Company’s strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. The Company has initially focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. The Company expects to deploy its assets to earn interest, fees, and other income pursuant to this strategy, and the Company continues to identify and review financing and similar opportunities on an ongoing basis. In addition, through the Company’s wholly-owned subsidiary, SWK Advisors LLC, the Company provides non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. The Company intends to fund transactions through their own working capital, as well as by building their asset management business by raising additional third party capital to be invested alongside the Company’s capital.

The Company intends to fill a niche that they believe is underserved in the sub-$50 million transaction size. Since many of their competitors that provide longer term, royalty-related financing options have much greater financial resources than the Company, they tend to not focus on transaction sizes below $50 million as it is generally inefficient for them to do so. In addition, we do not believe that a sufficient number of other companies offer similar types of long-term financing options to fill the demand of the sub-$50 million market. As such, the Company believes they face less competition from such longer term, royalty investors in transactions that are less than $50 million.

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

In the third quarter of 2012, the Company purchased an interest in three revenue-producing investment advisory client contracts from PBS Capital Management, LLC, a firm that its current chief executive officer (“CEO”) and current Managing Director control, for $150,000 plus earn out payments through 2016.  This $150,000 payment was treated as compensation expense and is included in general and administrative expenses in the consolidated statements of income (loss) for the year ended December 31, 2012.  The Company’s interest in these contracts can be repurchased, for one dollar, by PBS Capital Management, LLC, in the event that the employment contracts of the Company’s current CEO and current Managing Director are not renewed.

Since implementing its new strategy, the Company has executed nine transactions under its new specialty finance strategy, funding approximately $57,500,000 in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, purchased royalties generated by sales of life science products and related intellectual property and an unconsolidated equity investment in a company which retains the marketing authorization rights to a pharmaceutical product.

The Company is headquartered in Dallas, Texas.

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

The Company owns interests in various partnerships and limited liability companies, or LLCs. The Company consolidates its investments in these partnerships or LLCs, where the Company, as the general partner or managing member, exercises effective control, even though the Company’s ownership may be less than 50%. The related governing agreements provide the Company with broad powers, and the other parties do not participate in the management of the entity and do not have the substantial ability to remove the Company. The Company has reviewed each of the underlying agreements to determine if it has effective control. If circumstances changed and it was determined this control did not exist, this investment would be recorded using the equity method of accounting. Although this would change individual line items within the Company’s consolidated financial statements, it would have no effect on our operations and/or total stockholders’ equity attributable to the Company. The Company operates in one operating segment with a single management team that reports to the chief executive officer, who is the Company’s chief operating decision maker.

Variable Interest Entities

An entity is referred to as a VIE [Defined above] if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity's residual economics, or (v) the entity was established with non-substantive voting interests. The Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the activities of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. Along with the VIEs that are consolidated in accordance with these guidelines, the Company also holds variable interests in other VIEs that are not consolidated because it is not the primary beneficiary. The Company continually monitors both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. See Note 4 for further discussion of VIEs.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, useful lives of property and equipment, income taxes and contingencies and litigation, among others.  Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

The Company regularly evaluates its estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, the Company’s estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause change those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, and economic downturn, can increase the uncertainty already inherent in the Company’s estimates and assumptions. The Company adjusts its estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our consolidated financial statements on a prospective basis unless they are required to be treated retrospectively under the relevant accounting standard. It is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

Equity Method Investment

The Company accounts for portfolio companies whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation of the Company on the partner company’s board of directors and the Company’s ownership level. Under the equity method of accounting, the Company does not reflect a partner company’s financial statements within the company’s consolidated financial statements; however, the Company’s share of the income or loss of such partner company is reflected in the consolidated statements of income (loss). The Company includes the carrying value of equity method partner companies as part of the investment in unconsolidated entities on the consolidated balance sheets.

When the Company’s carrying value in an equity method partner company is reduced to zero, the Company records no further losses in its consolidated statements of income (loss) unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method partner company. When such equity method partner company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.

Finance Receivables

The Company extends credit to customers through a variety of financing arrangements, including revenue interest term loans. The amounts outstanding on loans are referred to as finance receivables and are included in Finance Receivables on the consolidated balance sheets.  It is the Company’s expectation that the loans originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk, some or all of certain exposures may be sold. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If the Company no longer has the intent or ability to hold loans for the foreseeable future, then the loans are transferred to held for sale (“HFS”). Loans entered into with the intent to resell are classified as HFS.

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

If it is determined that a loan should be transferred from HFS to HFI, the loan is transferred at the lower of cost or fair value on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the fair value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer, the discount is accreted into earnings as an increase to finance revenue interest income over the life of the loan using the effective interest method.

Finance receivables are stated at their principal amounts inclusive of deferred loan origination fees.  Interest income is credited as earned based on the effective interest rate method except when a finance receivable becomes past due 90 days or more and doubt exists as to the ultimate collection of interest or principal; in those cases the recognition of income is discontinued.

Marketable Investments

Available-for-sale securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss), net of applicable income taxes. The available-for-sale portfolio as of December 31, 2013 included one debt security. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than-temporarily impaired using all available information about the collectability of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (i) the Company does not intend to sell the debt security, (ii) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (iii) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

Derivatives

All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of income (loss). If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the consolidated statements of income (loss), or recorded in other comprehensive income (loss). The Company had no derivatives designated as hedges as of December 31, 2013 and 2012. The Company holds warrants issued to the Company in conjunction with term loan investments discussed in Note 2. These warrants meet the definition of a derivative and are included in other assets in the consolidated balance sheets. The Company issued a warrant on its own common stock in conjunction with its credit agreement discussed in Note 7. This warrant meets the definition of a derivative and is reflected as a warrant liability at fair value in the consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2013 or 2012, as all of our cash was held in checking or savings accounts.  At December 31, 2013, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.  The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

  Accounts Receivable

Accounts receivable are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. As of December 31, 2013 and 2012, the allowance for doubtful accounts was zero.

Restricted Cash

Restricted cash consist of third party interest reserve accounts.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, finance receivables and marketable investments. The Company invests its excess cash with major U.S. banks and financial institutions. The Company has not experienced any losses on its cash and cash equivalents.

The Company performs ongoing credit evaluations of its customers and generally requires collateral.  For the year ended December 31, 2013, three partner companies accounted for 78 percent of total revenue. As of December 31, 2013, three partner companies accounted for 70 percent of accounts receivable. For the year ended December 31, 2012, two partner companies accounted for 89 percent of total revenue. As of December 31, 2012, two partner companies accounted for 97 percent of accounts receivable.

The Company does not expect its current or future credit risk exposures to have a significant impact on its operations. However, there can be no assurance that its business will not experience any adverse impact from credit risk in the future.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three years for computer equipment, software and furniture and fixtures. Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in operations. Improvements that extend the life of a specific asset are capitalized, while normal maintenance and repairs are charged to operations as incurred.

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

Non-controlling Interests

Non-controlling interests represent third-party equity ownership in certain of the Company’s consolidated subsidiaries, VIEs or investments and are presented as a component of equity. See Note 4 for further discussion of non-controlling interests.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount where realization is more likely than not.

If the Company ultimately determines that the payment of such a liability is not necessary, then the Company reverses the liability and recognizes a tax benefit during the period in which the determination is made that the liability is no longer necessary. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax benefit in the statements of income (loss).

Comprehensive Income (Loss)

Comprehensive income (loss) and its components attributable to the Company and non-controlling interests have been reported, net of tax, in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive income (loss).

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

The following table shows the computation of basic and diluted income (loss) per share for the following (in thousands, except per share amounts):

	Year Ended
	December 31,
	2013	2012
Numerator:
Net income (loss) attributable to SWK Holdings Corporation Shareholders	$12,862	$(1,421)

Denominator:
Weighted-average shares outstanding	41,343	41,247
Effect of dilutive securities	97	-

Weighted-average diluted shares	41,440	41,247

Basic income (loss) per share	$0.31	$(0.03)
Diluted income (loss) per share	$0.31	$(0.03)

For the years ended December 31, 2013, and 2012, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 4,205,000 and 3,327,500 shares, respectively, have been excluded from the calculation of diluted net income (loss) per share as these securities were anti-dilutive.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss) if the amount reclassified is required under GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income (loss), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard was effective for interim and annual periods beginning after December 15, 2012 and is to be applied on a prospective basis. The Company adopted ASU 2013-02 and will disclose significant amounts reclassified out of accumulated other comprehensive income (loss) as such transactions arise. ASU 2013-02 affects financial statement presentation only and has no impact on the Company’s results of operations or consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Under this new guidance, companies must present this unrecognized tax benefit in the consolidated financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the consolidated financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have any impact on the Company’s operating results and financial position.

Note 2. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables at December 31 are as follows (in thousands):

	2013	2012
Portfolio
Term Loans
	$21,420	$6,500
Royalty Purchases
	7,866
Total	29,286	$6,500
Less: current portion	660	(230)
Total noncurrent portion of finance receivables	$28,626	$6,270

Term Loans

Nautilus Neurosciences, Inc.

On December 5, 2012, the Company entered into a credit agreement pursuant to which the lenders party thereto provided to Nautilus Neurosciences, Inc., a neurology-focused specialty pharmaceutical company, a term loan in the principal amount of $22,500,000. The loan was repaid on December 17, 2013. The Company initially provided $19,000,000 and a client of the Company provided the remaining $3,500,000 of the loan. The Company subsequently assigned $12,500,000 of the loan to its clients and retained the remaining $6,500,000. The loan was managed by the Company on behalf of its clients pursuant to the terms of each client’s investment management agreement.

Prior to repayment, interest and principal under the loan was paid by a tiered revenue interest that is charged on quarterly net sales and royalties of the borrower applied in the following priority (i) first, to the payment of all accrued but unpaid interest until paid in full; and (ii) second to the payment of all principal of the loans. The loan accrued interest at either a base rate or the LIBOR rate, as determined by the borrower, plus an applicable margin; the base rate and LIBOR rate are subject to minimum floor values such that that minimum interest rate is 16%.  In addition, the Company received its proportionate share of a $2,000,000 exit fee, which was accreted to interest income over the term of the loan.  The Company recognized $1,591,000 in interest income, of which $578,000 related to the accretion of the exit fee, recorded as revenue in the consolidated statement of income (loss) for the year ended December 31, 2013.

Tribute

On August 8, 2013, the Company entered into a credit agreement pursuant to which the Company provided to Tribute Pharmaceuticals Canada Inc. ("Tribute") a secured term loan in the principal amount of $8,000,000. The loan matures on August 8, 2018. The Company provided $6,000,000 at closing and on February 4, 2014, provided the additional $2,000,000 unfunded commitment.

Interest and principal under the loan will be paid by a tiered revenue interest that is charged on quarterly net sales and royalties of Tribute applied in the following priority first, to the payment of all accrued but unpaid interest until paid in full; second to the payment of all principal of the loans.

The loan shall accrue interest at the LIBOR rate, plus an applicable margin, subject to a 13.5% minimum. In addition, the Company earned an origination fee at closing, and the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $366,000 in interest income recorded as revenue in the consolidated statement of income (loss) for the year ended December 31, 2013. In connection with the loan and at closing, Tribute also issued the Company a warrant to purchase 755,794 common shares an exercise price of $0.60 per share that may be exercised at any time prior to August 8, 2020 with an initial fair value of $334,000.   The fair market value of the warrant was $204,000 at December 31, 2013, and is included in other assets in the consolidated balance sheet. An unrealized holdings loss of $131,000 was included in interest and other income (expense) in the consolidated statements of income (loss) for the year ended December 31, 2013. The Company determined the fair value of the warrant outstanding at December 31, 2013, using the Black-Scholes option pricing model with the following assumptions:

December 31, 2013
Dividend rate	0%
Risk-free rate	2.5%
Expected life (years)	6.6
Expected volatility	97%

Subsequent to December 31, 2013, in conjunction with the additional draw on February 4, 2014, Tribute issued an additional warrant to purchase 347,222 common shares with an exercise price of $0.432 per share that may be exercised at any time prior to February 4, 2021, as further discussed in Note 12

In the event of a change of control, a merger or a sale of all or substantially all of Tribute’s assets, the loan shall be due and payable. The Company will be entitled to certain additional payments in connection with repayments of the Loan, both on maturity and in connection with a prepayment or partial prepayment. Pursuant to the terms of the credit agreement, Tribute entered into a guaranty and collateral agreement granting the Company a security interest in substantially all of Tribute’s assets. The credit agreement contains certain affirmative and negative covenants. The obligations under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default under the credit agreement.

SynCardia Credit Agreement

First Lien Credit Agreement

On December 13, 2013, the Company entered into a credit agreement pursuant to which the Company provided to SynCardia Systems, Inc. ("SynCardia"), a privately-held manufacturer of the world's first and only FDA, Health Canada and CE (Europe) approved Total Artificial Heart, a secured term loan in the principal amount of $4,000,000. The loan was an expansion of the SynCardia's existing credit facility, resulting in a total outstanding amount under the existing credit facility of $16,000,000 at closing. At the lenders' option, the lenders can increase the term loan to $22,000,000; the Company has the right but not the obligation to advance $1,500,000 of any potential increase. The Company funded the $4,000,000, net of an original issue discount of $60,000 and an arrangement fee of $40,000 at closing.

The loan matures on March 5, 2018, with principal due upon maturity. The loan bears interest at a rate of 13.5%.

Pursuant to the terms of the credit agreement and subject to a security agreement, SynCardia granted the lenders a first priority security interest in substantially all of its assets. The security agreement contains certain affirmative and negative covenants.

In the event of a change of control, a merger or a sale of all or substantially all of SynCardia's assets, the loan shall be due and payable. The lenders will be entitled to certain additional payments in connection with repayments of the loan, both on maturity and in connection with a prepayment or partial prepayment. The obligations to repay the loan may be accelerated upon the occurrence of an event of default under the credit agreement.

In addition to the discount and arrangement fee, the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $32,000 in interest income recorded as revenue in the consolidated statement of income (loss) for the year ended December 31, 2013.

Second Lien Credit Agreement

On December 13, 2013, the Company also entered into a second lien credit agreement, pursuant to which the Company and other lender parties thereto provided to SynCardia, a term loan in the principal amount of $10,000,000 (the "Second Lien Loan"). The Company provided $6,000,000 principal amount of the Second Lien Loan, funded at closing net of an origination fee of $90,000. The Second Lien Loan matures on December 13, 2021.

The Second Lien Loan shall be repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of, and any other income and revenue actually received by SynCardia. Pursuant to the terms of the Second Lien Loan, SynCardia granted the lenders a second priority security interest in its assets subject to a security agreement which contains certain affirmative and negative covenants.

In the event of a Change of Control, the Second Lien Loan shall be due, with the total amount payable to the lenders equal to a specified premium defined by the terms of the Second Lien Loan. The obligations to repay the Second Lien Loan may be accelerated upon the occurrence of an event of default under the terms of the Second Lien Loan.

The Company recognized $79,000 in interest income recorded as revenue in the consolidated statement of income (loss) for the year ended December 31, 2013.

Common Stock Purchase

In conjunction with the first lien secured term loan, the Company purchased from SynCardia an aggregate of 40,000 shares of SynCardia's Common Stock, in consideration for the mutual covenants and agreements set forth in the credit agreement. The shares purchased by the Company reflect an ownership percentage in SynCardia of less than 0.05%. The Company deems the shares to be non-marketable as SynCardia is privately held and in development stage, and has reflected the shares at a zero cost basis at December 31, 2013.

Private Dental Products Company

On December 10, 2013, the Company entered into a credit agreement to provide a private dental products company ("Dental Products Company") a senior secured term loan with a principal amount of $6,000,000 funded upon close net of an arrangement fee of $60,000. The Loan matures on December 10, 2018.

Interest and principal under the loan will be paid by a tiered revenue interest that is charged on quarterly net sales and royalties of the Dental Products Company. Pursuant to the terms of the agreement, the Company was granted a first priority security interest in substantially all of the Dental Products Company's assets. The loan accrues interest at the Libor Rate, plus an applicable margin; the Libor Rate is subject to minimum floor values such that that minimum interest rate is 14%.

In the event of a change of control, a merger or a sale of all or substantially all of the Dental Products Company's assets, the loan shall be due and payable. The Company will be entitled to certain additional payments in connection with repayments, both on maturity and in connection with prepayments.

The Company also received a warrant to purchase up to 225 shares of the Dental Products Company's common stock, which if exercised, is equivalent to approximately four percent ownership on a fully diluted basis. The warrant expires December 10, 2020. The warrant is currently valued at zero at December 31, 2013 in the consolidated balance sheet.

In addition to the arrangement fee, the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $51,000 in interest income recorded as revenue in the consolidated statement of income (loss) for the year ended December 31, 2013.

Royalty Purchases

Bess Royalty Purchase

On April 2, 2013, the Company, along with Bess Royalty, LP ("Bess"), purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic, from InSite Vision, Inc. Besivance is marketed globally by Bausch & Lomb. The initial purchase price totaled $15,000,000; the Company funded $6,000,000 of the purchase price at closing to own 40.3125% of the royalty stream. Additional contingent consideration includes (i) $1,000,000 to be paid by Bess upon certain net sales milestones achieved by Bausch & Lomb and (ii) annual payments to be remitted to InSite Vision, Inc. once aggregate royalty payments received by the Company and Bess exceed certain thresholds. Bess paid the $1,000,000 contingent consideration in February 2014, which did not result in a change in the Company's interest in the royalty. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company and Bess reach a certain threshold as defined in the underlying agreement. As the purchased royalty stream has been capped by the defined threshold amount, in effect limiting the Company’s implicit rate of return, the Company’s share of the purchase price has been reflected as a Finance Receivable in the consolidated financial statements. The Company recognized approximately $795,000 in interest income in the consolidated statement of income (loss) for the year ended December 31, 2013, respectively, representing our pro rata portion of royalties paid.

Tissue Regeneration Therapeutics Royalty Purchase

On June 12, 2013, the Company purchased from Tissue Regeneration Therapeutics, Inc. (“TRT”) two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector. The initial purchase totaled $2,000,000 paid upon closing. Additional contingent consideration includes (i) $1,250,000 payable upon aggregate royalty payments reaching a certain threshold and (ii) annual sharing payments due to TRT once aggregate royalty payments received by the Company exceed the purchase price paid by the Company. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company reach a certain threshold as defined in the underlying agreement. The purchase has been reflected as a Finance Receivable in the consolidated financial statements. The Company recognized approximately $176,000 in interest income recorded as revenue in the consolidated statement of income (loss) for the year ended December 31, 2013.

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

The Company monitors the credit quality indicators of performing and non-performing assets. At December 31, 2013 and 2012, the Company did not have any non-performing assets.

Note 3. Marketable Investments

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3,000,000 of a total $100,000,000 aggregate principal amount offering of a Senior Secured notes due in November 2026.  The notes pay interest quarterly at a rate of 11.5% per annum commencing November 15, 2013. The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $119,000 on November 15, 2013.  Subsequent interest payments from February 15, 2014, through May 15, 2015, will be supported by a cash interest reserve account funded at close of $4,500,000.  The notes are subject to redemption on or after July 10, 2015, at a price at or above par, as defined.  The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The notes are reflected at fair value as Available-for-sale securities. The Company recognized approximately $166,000 in interest income recorded as revenue in the consolidated statement of income (loss) for the year ended December 31, 2013. During the year ended December 31, 2013, the Company had no sales of available-for-sale securities and no securities have been considered impaired.

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities at December 31, 2013 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for Sale Securities
Corporate debt securities	$3,119	$-	$-	$3,119
	$3,119	$-	$-	$3,119

Note 4. Variable Interest Entities

The Company consolidates the activities of VIEs of which it is the primary beneficiary. The primary beneficiary of a VIE is the variable interest holder possessing a controlling financial interest through (i) its power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) its obligation to absorb losses or its right to receive benefits from the VIE that could potentially be significant to the VIE. In order to determine whether the Company owns a variable interest in a VIE, the Company performs qualitative analysis of the entity’s design, organizational structure, primary decision makers and relevant agreements.

Consolidated VIE

SWK HP Holdings LP ("SWK HP")

SWK HP was formed in December 2012 to acquire a limited partnership interest in Holmdel Pharmaceuticals LP ("Holmdel").   Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product indicated for the treatment of hypertension for a total purchase price of $13,000,000. The Company, through its wholly owned subsidiary SWK Holdings GP LLC ("SWK Holdings GP") acquired a direct general partnership interest in SWK HP, which in turn acquired a limited partnership interest in Holmdel. The total investment in SWK HP of $13,000,000 included $6,000,000 provided by SWK Holdings GP and $7,000,000 provided by non-controlling interests.   Subject to customary limited partner protections afforded the investors by the terms of the limited partnership agreement, the Company maintains voting and managerial control of SWK HP and therefore includes it in its consolidated financial statements.

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

Unconsolidated VIEs

Holmdel

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP receives a 1x cash on cash return on its interest in Holmdel, SWK HP will receive approximately 84% of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP Holdings LP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 39%. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.  SWK HP’s current ownership in Holmdel approximates 84%.  The Company accounts for its interest in the entity based on the timing of quarterly distributions, which are paid on a quarter lag basis. For the year ended December 31, 2013, the Company recognized $2,779,000 of equity method gains, of which $1,470,000 was attributable to the non-controlling interest in SWK HP. In addition, SWK HP received cash distributions totaling $5,354,000 during the year ended December 31, 2013, of which $2,857,000 was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the year ended December 31, 2013, are as follows (in thousands):

Balance at December 31, 2012	$13,000

Add: Income from investments in unconsolidated entities	2,779

Less: Cash distribution on investments in unconsolidated entities	(5,354)

Balance at December 31, 2013	$10,425

The following table provides the financial statement information related to Holmdel:

	As of December 31, 2013 (in millions)		Year ended December 31, 2013 (in millions)

Assets	$13.7	Revenue	$8.0
Liabilities	$2.3	Expenses	$1.6
Equity	$11.4	Net income	$6.4

Note 5.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following for each of the years ended December 31 (in thousands):

	Year Ended December 31,
	2013	2012
Accounts payable, accrued payroll and related expenses	$269	$32
Client deposits	50	48
Interest expense on loan credit agreement	21	-
Other accrued liabilities	23	11
	$363	$91

Note 6.  Interest and Other Income (Expense)

Interest and other income (expense) are comprised of the following for each of the years ended December 31 (in thousands):

	Year Ended December 31,
	2013	2012
Interest income	$49	$158
Interest expense	(68)	-
Increase (decrease) in fair value of warrant assets	(130)	-
Decrease (increase) in fair value of warrant liability	(60)	-
	$(209)	$158

Note 7. Loan Credit Agreement with Related Party

The Company entered a credit facility with an affiliate of a stockholder on September 6, 2013. The credit facility provides financing for the Company, primarily for the purchase of eligible investments. The facility matures on September 6, 2017 and provides that the loan shall accrue interest at the LIBOR rate plus a 6.50% margin. As of December 31, 2013, the applicable interest rate was 6.75%. The principal is repayable in full at maturity. The facility works as a delayed draw credit facility with the Company having the ability to drawdown, as necessary, over the next 18 months (the "Draw Period") up to $30,000,000, based on certain conditions. The credit facility provided for an initial $15,000,000 to be available at closing. The Company executed a draw of $5,000,000 on December 9, 2013 which is reflected as Loan credit agreement in the consolidated balance sheet. Subsequent to December 31, 2013, the Company has executed draws of an additional $6,000,000 to fund certain eligible investments (See discussion of investments subsequent to December 31, 2013, in Note 12). On or before the last day of the Draw Period, the Company can request the loan amount to be increased to $30 million upon the Company realizing net proceeds of at least $10 million in cash through the issuance of new equity securities. Repayment of the facility is due upon maturity, four years from the closing date. The stockholder’s affiliate, as lender, has received a security interest in basically all assets of the Company as collateral for the facility. In conjunction with the credit facility, the Company issued warrants to the stockholder’s affiliate for 1,000,000 shares of the Company’s common stock at a strike price of $1.3875. In connection with the credit agreement, the Company and the stockholder and certain of the stockholder’s affiliates, including the lender entered into a Voting Rights Agreement restricting the stockholder’s and such affiliates’ voting rights under certain circumstances and providing the stockholder and such affiliates a right of first offer on certain future share issuances.

Due to certain provisions within the warrant agreement, the warrants meets the definition of a derivative and do not qualify for a scope exception as it is not considered indexed in the Company’s stock. As such, the warrants with a value of $292,000 at December 31, 2013, are reflected as a warrant liability in the consolidated balance sheet. Changes to fair value are included in interest and other (expense) income, net as detailed in Note 6. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

December 31, 2013
Dividend rate	0%
Risk-free rate	2.5%
Expected life (years)	6.7
Expected volatility	27%

During the year ended December 31, 2013, the Company recognized interest expense totaling $68,000. Interest expense included $21,000 of interest due the lender, as well as $47,000 of debt issuance cost amortization. A total of $571,000 of deferred financing costs, including $338,000 in lender fees and $232,000 in the initial value of the warrants, are being recognized as interest expense ratably over the four year term of the loan credit agreement.

Note 8. Commitments and Contingencies

(a)  Lease Obligations

 In 2012, the Company relocated its corporate headquarters to Dallas, Texas, where it leases approximately 1,300 square feet.  Total rent expense recognized under this lease was approximately $22,000 for the year ended December 31, 2013. The office lease had a two and a half year term that commenced on July 1, 2012. Future minimum rent is as follows:

2014	$22,000
Thereafter	-
Total future minimum rent with non-cancellable terms of one year or more	$22,000

(b) Other Contractual Obligations

As of December 31, 2013, the Company had unfunded commitments of $2,000,000 in the Tribute term loan discussed in Note 2. The $2,000,000 commitment was funded on February 4, 2014 as discussed in Note 12.

In addition, as of December 31, 2013, the Company had unfunded contingent consideration payable to TRT discussed in Note 2 including (i) $1,250,000 payable upon aggregate royalty payments reaching a certain threshold and (ii) annual sharing payments due to TRT once aggregate royalty payments received by the Company exceed the purchase price paid by the Company.

(c) Litigation

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

(d) Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2013 and 2012.

Note 9. Stockholders’ Equity

(a) Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 250,000,000.

(b) Preferred Stock

The Board of Directors may, without further action by the stockholders, issue a series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2013, no shares of preferred stock have been issued.

(c) Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. As a result of the termination of all employees on December 31, 2009, the stock options held by employees were cancelled on March 31, 2010.  The only remaining options outstanding as of December 31, 2013 under the 1999 Stock Incentive Plan are those held by some of the Company’s current directors.

The Company’s 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) provides for options, restricted stock, and other customary forms of equity to be granted to the Company’s directors, officers, employees, and independent contractors. All forms of equity incentive compensation are granted at the discretion of the Company’s Board of Directors (the "Board") and have a term not greater than 10 years from the date of grant.

On May 14, 2012, the Board of Directors granted the Company's current CEO and current Managing Director 750,000 stock options each with an exercise price of $0.83. The options are forfeited if not vested within five years from the date of grant, and vest when the average closing stock price of the Company's common stock exceeds certain levels for sixty consecutive calendar days. Twenty-five percent of each award vests when the average closing stock price of the common stock exceeds $1.24, $1.66, $2.07, and $2.49, respectively.  As of December 31, 2013, none of the options associated with this grant had vested.  There were no stock options granted in 2013.  There were no options exercised in 2013 or 2012.

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2011	180,000	$2.52	5.4	$2,400
Options cancelled and retired	-	-
Options exercised	-	-
Options granted	1,500,000	0.83
Balances, December 31, 2012	1,680,000	1.01	8.8	2,200
Options cancelled and retired	-	-
Options exercised	-	-
Options granted	-	-
Balances, December 31, 2013	1,680,000	$1.01	7.8	$458,600

Options vested and exerciseable and expected to be vested and exerciseable at December 31, 2013	1,518,900	$1.03	7.8	$410,270
Options vested and exerciseable at December 31, 2013	180,000	$2.52	3.4	$8,600

At December 31, 2013, there were no options available for grant under the 1999 Stock Incentive Plan, and the Company had no total unrecognized stock-based compensation expense under this Plan.  At December 31, 2013, there were 2.6 million shares reserved for equity awards under the 2010 Stock Incentive Plan and the Company had approximately $0.1 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 1.4 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2013:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.70	20,000	5.5	$0.70	20,000	$0.70
0.83	1,500,000	8.4	0.83	0	0.83
1.24	20,000	4.6	1.24	20,000	1.24
2.65	10,000	3.9	2.65	10,000	2.65
2.67	20,000	3.6	2.67	20,000	2.67
2.95	90,000	2.7	2.95	90,000	2.95
3.50	20,000	3.2	3.50	20,000	3.50
Total	1,680,000	7.8	$1.01	180,000	$2.52

Employee stock-based compensation expense recognized for time-vesting options for the year ended December 31, 2013, and 2012, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company's equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company's changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company's equity incentive plans.

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

The following table summarizes restricted stock activities under the equity incentive plans for the indicated periods:

	Restricted Shares Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, December 31, 2011	400,000	$0.47
Shares cancelled and forfeited	-	-
Shares vested	-	-
Shares granted	1,247,500	0.36
Balances, December 31, 2012	1,647,500	$0.38
Shares cancelled and forfeited	-	-
Shares vested	(105,000)	0.82
Shares granted	140,000	$0.83
Balances, December 31, 2013	1,682,500	$0.39

For restricted stock granted in 2013 and 2012 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period using the graded amortization method. The fair value and derived service period of awards with market performance vesting was calculated using a lattice model and included adjustments to the fair value of the Company's common stock resulting from the vesting conditions being based on the underlying stock price. All 1,682,500 restricted shares are included in the Company's shares outstanding as of December 31, 2013, but are not included in the computation of basic income (loss) per share as the shares are not yet earned by the recipients. The Company had $0.1 million of unrecognized stock based compensation expense, net of estimated forfeitures, related to restricted shares which will be recognized over the weighted average remaining period of 0.2 year.

The stock-based compensation expense recognized by the Company for the years ended December 31, 2013, and 2012 was $254,000 and $586,000, respectively.

(d) Non-controlling Interests

As discussed in Note 4, SWK HP has a limited partnership interest in Holmdel.    The total investment by SWK HP was $13,000,000, of which SWK Holdings GP provided $6,000,000.  The remaining $7,000,000 is reflected as non-controlling interest in the consolidated balance sheets and the consolidated statements of stockholders’ equity.   Changes in the carrying amount of the non-controlling interest in the consolidated balance sheet for the year ended December 31, 2013, is as follows:

Balance at December 31, 2012	$7,000
Add: Income attributable to non-controlling interests	1,470
Less: Cash distribution to non-controlling interests	(2,857)
Balance at December 31, 2013	$5,613

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2013 and 2012.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity method investments included in the consolidated balance sheets as of December 31, 2013 and 2012.

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

Marketable Investments and Warrants

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Tribute warrant	$204	$-	$-	$204
Available-for-sale securities	3,119	-	3,119	-

Financial Liabilities:
Warrant liability	$292	$-	$-	$292

The changes on the value of the Tribute warrant asset during the year ended December 31, 2013 were as follows (in thousands):

Fair value – beginning of period	$-
Issuances	334
Change in fair value	(130)
Fair value – end of period	$204

The changes on the value of the warrant liability during the year ended December 31, 2013 were as follows (in thousands):

Fair value – beginning of period	$-
Issuances	232
Change in fair value	60
Fair value – end of period	$292

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis during the years ended December 31, 2013 and 2012.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates.

	Carry Value		Fair Value		Level 1		Level 2		Level 3
Financial Assets	$		$		$		$		$
Cash and restricted cash		7,664		7,664		7,664		-		-
Finance receivables		29,286		29,324		-		-		29,324
Marketable investments		3,119		3,119		-		3,119		-
Other assets		204		204		-		-		204

Financial Liabilities
Warrant liability		$292		$292		$-		$-		$292

Note 11.  Income Taxes

The components of income (loss) before income tax benefit are as follows (in thousands):

	December 31,
	2013	2012
U.S.	$4,491	$(1,445)
Foreign	-	-
	$4,491	$(1,445)

During the years ended December 31, 2013 and 2012, the Company's benefit for income taxes was as follows (in thousands):

	December 31,
	2013	2012
Current benefit	$(38)	$(24)
Deferred benefit	(9,803)	-
	$(9,841)	$(24)

The components of the income tax benefit are as follows (in thousands):

	December 31,
	2013	2012
Federal tax benefit at statutory rate	$1,384	$(491)
Change in valuation allowance	(20,960)	(5,600)
Other	67	(2,192)
State income taxes rate differential	-	(23)
Net change in uncertain tax positions	-	(21)
Write off of expired deferred tax assets	10,080	8,303
Provision related to non-controlling interest	(412)	-
Total income tax benefit	$(9,841)	$(24)

The Company records deferred tax assets if the realization of such assets is more likely than not to occur in accordance with accounting standards that address income taxes. Significant management judgment is required in determining whether a valuation allowance against the Company's deferred tax assets is required. The Company has considered all available evidence, both positive and negative, such as historical levels of income and predictability of future forecasts of taxable income, in determining whether a valuation allowance is required. The Company is also required to forecast future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. Specifically, the Company evaluated the following criteria when considering a valuation allowance:

     • the history of tax net operating losses in recent years;

     • predictability of operating results

     • profitability for a sustained period of time; and

     • level of profitability on a quarterly basis.

As of December 31, 2013, the Company had cumulative net income before tax for the three years then ended. Based on its historical operating performance, the Company has concluded that it was more likely than not that the Company would not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. However, the Company has concluded that it is more likely than not that the Company will be able to realize approximately $9,803,000 benefit of the U.S. federal and state deferred tax assets in the future. As a result, the Company has released $9,803,000 of the valuation allowance against its net deferred tax assets during the year ended December 31, 2013.

As of December 31, 2013, the Company's valuation allowance against deferred tax assets decreased by approximately $20,960,000 due to write off of expired deferred tax assets and partial release of the Company's valuation allowance.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statement of income (loss) for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $139,840,000 and $160,799,000 as of December 31, 2013 and 2012, respectively.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets
Credit carryforward	$2,660	$6,091
Stock based compensation	287	241
Other	59	553
Net operating losses	146,637	153,914

Gross deferred tax assets	149,643	160,799
Valuation allowance	(139,840)	(160,799)
Net deferred tax assets	$9,803	$-

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company's net operating loss and tax credit carryforwards could be limited.

A portion of deferred tax assets relating to NOLs, pertains to NOL carryforwards resulting from tax deductions upon the exercise of employee stock options of approximately $1,800,000. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax expense.

As of December 31, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $433,000,000. The federal net operating loss carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

The Company records liabilities, where appropriate, for all uncertain income tax positions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The adoption of these provisions did not have an impact on the Company's consolidated financial condition, results of operations or cash flows. The company released approximately $41,000 of unrecognized tax benefit due to the lapse of the statute of limitation. At December 31, 2013, the Company had $0 of unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012
Balance as of January 1	$41	$63
Additions for tax positions related to the current year	-	2
Additions for tax positions related to prior years	-	-
Reductions for tax positions of prior years due to lapse of statute of limitation	(41)	(24)
Settlements	-	-
Balance as of December 31	$-	$41

The Company is subject to taxation in the US and various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1998 through December 31, 2013, due to carryforward of unutilized net operating losses and research and development credits.  The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2013.

Note 12. Related Party Transactions

 The Company provides investment advisory services to an affiliate of a stockholder. During the years ended December 31, 2013 and 2012, the Company recognized approximately $120,000 and $3,000, respectively in revenue. Accounts received from the affiliate were approximately $75,000 and $3,000 as of December 31, 2013 and 2012.

As disclosed in Note 7, on September 6, 2013, the Company entered into a credit facility with an affiliate of a stockholder. As of December 31, 2013, the Company had $5,000,000 outstanding under the credit facility.

Note 13. Subsequent Events

Parnell Pharmaceuticals Holdings Pty Ltd

On January 23, 2014, the Company entered into a credit agreement pursuant to which the lenders party thereto provided to Parnell Pharmaceuticals Holdings Pty Ltd, a leading global veterinary pharmaceutical business (“Parnell”), a term loan in the principal amount of $25,000,000. The Company provided $10,000,000 and clients of the Company provided the remaining $15,000,000 of the loan. The Company serves as the Agent, Sole Lead Arranger and Sole Bookrunner under the credit agreement and earned a $375,000 arrangement fee at closing. The loan matures on January 23, 2021.

Parnell is obligated to make payments calculated on its quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return. The revenue based payment is subject to certain quarterly and annual caps. The total amount payable is subject to adjustment under certain events including qualified partial payments, a change of control or full prepayment of the loan. The revenue based payment is made quarterly. All amounts applied under the revenue based payment will be made to each lender according to its pro-rata share of the loan.

Pursuant to the terms of the credit agreement, the Borrowers granted the lenders a first priority security interest in substantially all of Parnell's assets. The credit agreement contains certain affirmative and negative covenants. Parnell’s U.S., U.K., Australian, New Zealand subsidiaries have guaranteed the obligations under the credit agreement. The obligations to repay the loan may be accelerated upon the occurrence of an event of default under the terms of the credit agreement

Tribute

Pursuant to the credit agreement between Tribute and the Company, the Company provided the remaining $2,000,000 available under the credit agreement to Tribute on February 4, 2014.

Rights Offering

On February 13, 2014, the Company filed a registration statement on Form S-1 in conjunction with a planned rights offering to raise $12,500,000 of gross proceeds. An affiliate of a major stockholder and the lender under the credit facility has agreed to serve as the standby purchaser of the rights offering. The terms of the rights offering have not yet been set by the Company's Board of Directors.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2013, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the principal headings "ELECTION OF DIRECTORS," "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and CODE OF ETHICS AND CONDUCT, the information regarding executive officers of the Company under the subheading "Executive Officers", and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading "CORPORATE GOVERNANCE," in the Company's 2014 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the principal headings "DIRECTOR COMPENSATION,” "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "EXECUTIVE COMPENSATION," and “RELATED INFORMATION “in the Company's 2014 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings "EQUITY COMPENSATION PLAN INFORMATION" and "OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY" in the Company's 2014 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the principal heading "TRANSACTION WITH RELATED PERSONS" in the Company's 2014 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the subheadings "Audit Fees and All Other Fees" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" below the principal heading "AUDIT FEES" in the Company's 2014 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Financial Statement Schedules:

The separate financial statements of Holmdel Pharmaceuticals, LP as of December 31, 2013 and for the year ended December 31, 2013 required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1.

3. Exhibits:  See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on March 28, 2014.

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

Date: March 28, 2014	By	/s/ J. Brett Pope
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2014	By	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 28, 2014	By	/s/ William T. Clifford
William T. Clifford
Director

Date: March 28, 2014	By	/s/ Michael Margolis
Michael Margolis
Director

Date: March 28, 2014	By	/s/ John F. Nemelka
John F. Nemelka
Director

Date: March 28, 2014	By	/s/ Michael Weinberg
Michael Weinberg
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	3.04	1/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.	10-K	3.05	3/31/2010

3.06	Amended and Restated Bylaws, as amended on October 25, 2009.	8-K	3.01	10/27/09

3.07	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	4.01	1/31/06

4.03	Amended and Restated Rights Agreement, dated as of February 2, 2012 by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K	4.01	2/2/12

4.04	Common Stock Purchase Warrant to Purchase 1,000,000 shares of the Company's common stock dated September 6, 2013 issued to Double Black Diamond, L.P.	8-K	4.1	9/19/13

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.*	10-Q	10.01	11/14/06

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.02	2010 Equity Incentive Plan.*	10-Q	10.1	11/09/10

10.03	SWK Holdings Corporation 2010 Equity Incentive Plan Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10

10.05	J. Brett Pope employment agreement dated May 14, 2012*	10-Q	10.01	5/15/12

10.06	Winston L. Black III employment agreement dated May 14, 2012*	10-Q	10.02	5/15/12

10.07	John F. Nemelka severance agreement dated May 14, 2012*	10-Q	10.03	5/15/12

10.08	Paul V. Burgon severance agreement dated May 14, 2012*	10-Q	10.04	5/15/12

10.09	Contract purchase agreement between SWK Holdings Corporation and PBS Capital Management, dated May 14, 2012	10-Q	10.05	5/15/12

10.09	Loan Agreement, dated as of September 6, 2013, among the Company, SWK Funding LLC. SWK Advisors LLC. SWK HP Holdings GP LLC. and Double Black Diamond, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K previously filed by the Company on September 9, 2013)

10.10	Pledge and Security Agreement, dated as of September 6, 2013, among the Company, SWK Funding LLC. SWK Funding LLC. SWK Advisors LLC. SWK HP Holdings GP LLC. and Double Black Diamond L.P. (incorporated by reference to Exhibit 10.2 of Form 8-K previously filed by the Company of September 9, 2013)

10.11	Voting Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P. Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company (incorporated by reference to Exhibit 10.4 of Form 8-K previously fiiled by the Company on September 9, 2013)

10.12	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company (incorporated by reference to Exhibit 10.4 on Form 8-K previously filed by the Company on September 9, 2013

10.13	Agreement dated August 27, 2012 between SWK Holdings Corporation and Pine Hill Group, LLC				X

10.14	Agreement dated February 19, 2013 between SWK Holdings Corporation and Pine Hill Group, LLC				X

21.01	Subsidiaries				X

23.01	Consent of Independent Registered Public Accounting Firm - Burr Pilger Mayer, Inc.				X

23.02	Consent of Independent Registered Public Accounting Firm - EisnerAmper LLP				X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

99.01	Financial Statements of Holmdel Pharmaceuticals, LP				X

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.
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