Form 10-Q
period 2014-03-31
SWK Holdings Corp
filed 2014-05-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 9, 2014, there were 43,174,894 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended March 31, 2014

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Outlook . Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM I.              FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,867	$7,664
Accounts receivable	356	528
Prepaid expenses and other current assets	289	16
Finance receivables	957	660
Deferred tax asset	111	164
Total current assets	5,580	9,032
Finance receivables	40,708	28,626
Marketable investments	3,119	3,119
Investment in unconsolidated entities	9,952	10,425
Deferred tax asset	8,986	9,639
Debt issuance costs	488	523
Other assets	422	211
Total assets	$69,255	$61,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$809	$363
Total current liabilities	809	363
Loan credit agreement	11,000	5,000
Warrant liability	250	292
Other long-term liabilities	-	3
Total liabilities	12,059	5,658

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 43,174,894 and 43,034,894 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	43	43
Additional paid-in capital	4,321,530	4,321,454
Accumulated deficit	(4,269,736)	(4,271,193)
Accumulated other comprehensive income	-	-
Total SWK Holdings Corporation stockholders’ equity	51,837	50,304
Non-controlling interests in consolidated entities	5,359	5,613
Total stockholders’ equity	57,196	55,917
Total liabilities and stockholders’ equity	$69,255	$61,575

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Revenues
Finance receivable interest income, including fees	$2,031	$374
Marketable investments interest income	91	-
Income related to investments in unconsolidated entities	1,503	-
Management fees	42	56
Total Revenues	3,667	430
Costs and expenses:
General and administrative	669	390
Total costs and expenses	669	390
Income from operations	2,998	40
Interest and other income (expense), net	(34)	23
Income before provision for income tax	2,964	63
Provision for income tax	706	3
Consolidated net income	2,258	60
Net income attributable to non-controlling interests	801	-

Net income attributable to SWK Holdings Corporation Stockholders	$1,457	$60

Net income per share attributable to SWK Holdings Corporation Stockholders
Basic	$0.04	$0.00
Diluted	$0.04	$0.00
Weighted Average Shares
Basic	41,462	41,316
Diluted	41,530	41,396

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Net income	$2,258	$60
Other comprehensive income, net of tax:
Unrealized gains on investment in securities
Unrealized holding gains arising during period	-	-

Less: reclassification adjustment for gains included in net income	-	-
Total other comprehensive income	-	-
Comprehensive income	2,258	60

Comprehensive income attributable to non-controlling interests	801	-

Comprehensive income attributable to SWK Holdings Corporation Stockholders	$1,457	$60

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$2,258	$60
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investments in unconsolidated entities	(1,503)	-
Deferred income taxes	706	-
Interest income in excess of cash collected	(431)	-
Loan discount amortization and fee accretion	(72)	-
Change in fair value of warrants	(154)	-
Stock-based compensation	76	60
Debt issuance cost amortization	35	-
Other non-cash expense	-	4
Changes in operating assets and liabilities:
Accounts receivable	172	105
Restricted cash	-	250
Prepaid expenses and other assets	(273)	(138)
Interest reserve	-	(250)
Accounts payable and accrued liabilities	443	77
Net cash provided by operating activities	1,257	168

Cash flows from investing activities:
Net increase in finance receivables	(11,975)	-
Cash distributions from investments in unconsolidated entities	1,976	-
Purchases of property and equipment	-	(4)
Net cash used in investing activities	(9,999)	(4)

Cash flows from financing activities:
Proceeds from loan credit agreement	6,000	-
Distributions to non-controlling interests	(1,055)	-
Net cash provided by financing activities	4,945	-

Net (decrease) increase in cash and cash equivalents	(3,797)	164
Cash and cash equivalents at beginning of period	7,664	24,584
Cash and cash equivalents at end of period	$3,867	$24,748

Noncash activity:

The Company received a warrant for 347,222 common shares at an exercise price of $0.43 per share in conjunction with the additional draw on a finance receivable during the three months ended March 31, 2014. The fair value of the warrant of $99,000 was deferred and reflected in other assets in the unaudited condensed consolidated balance sheet.

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The unaudited condensed consolidated financial statements include the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally a controlling financial interest reflects ownership of a majority of the voting interests. The Company consolidates a variable interest entity (“VIE”) when it possesses both the power to direct the activities of the VIE that most significantly impact its economic performance and the Company is either obligated to absorb the losses that could potentially be significant to the VIE or the Company holds the right to receive benefits from the VIE that could potentially be significant to the VIE, after elimination of intercompany accounts and transactions.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014. The year-end unaudited condensed consolidated balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by GAAP.

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

Equity Method Investments

The Company accounts for portfolio companies whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a portfolio company depends on an evaluation of several factors including, among others, representation of the Company on the portfolio company’s board of directors and the Company’s ownership level. Under the equity method of accounting, the Company does not reflect a portfolio company’s financial statements within the company’s unaudited consolidated financial statements; however, the Company’s share of the income or loss of such portfolio company is reflected in income in the unaudited condensed consolidated statements of income. The Company includes the carrying value of equity method portfolio companies as part of the investment in unconsolidated entities on the unaudited condensed consolidated balance sheets.

When the Company’s carrying value in an equity method portfolio company is reduced to zero, the Company records no further losses in its unaudited condensed consolidated statements of income unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method portfolio company. When such equity method portfolio company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.

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

Marketable Investments

Available-for-sale securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income, net of applicable income taxes. The available-for-sale portfolio as of March 31, 2014 and December 31, 2013 includes one debt security. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than-temporarily impaired using all available information about the collectability of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

For a debt security for which an other-than-temporary impairment is considered to have occurred, the Company would recognize the entire difference between the amortized cost and the fair value in earnings if the Company intends to sell the debt security or it is more likely than not that the Company will be able to sell the debt security before recovery of its amortized cost basis. If the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company would separate the difference between the amortized cost and the fair value of the debt security into the credit loss component and the non-credit loss component. The credit loss component would be recognized in earnings and the non-credit loss component would be recognized in other comprehensive income, net of applicable income taxes.

Derivatives

All derivatives held by the Company are recognized in the unaudited condensed consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the unaudited condensed consolidated statements of income. If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the unaudited condensed consolidated statements of income, or recorded in other comprehensive income. The Company had no derivatives designated as hedges as of March 31, 2014 and December 31, 2013. The Company holds three warrants issued to the Company in conjunction with the term loan investments discussed in Note 2. These warrants are included in other assets in the unaudited condensed consolidated balance sheets. The Company issued a warrant on its own common stock in the year ended December 31, 2013, in conjunction with its credit facility discussed in Note 5. This warrant meets the definition of a derivative and is reflected as warrant liability at fair value in the unaudited condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

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

The Company performs ongoing credit evaluations of its customers and generally requires collateral.  For the three months ended March 31, 2014, three partner companies accounted for 73 percent of total revenue. For the three months ended March 31, 2013, one partner company accounted for 87 percent of total revenue.

The Company does not expect its current or future credit risk exposures to have a significant impact on its operations. However, there can be no assurance that its business will not experience any adverse impact from credit risk in the future.

Net Income per Share

Basic net income per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Net income attributable to SWK Holdings Corporation Shareholders	$1,457	$60
Denominator:
Weighted-average shares outstanding	41,462	41,316
Effect of dilutive securities	68	80
Weighted-average diluted shares	41,530	41,396
Basic earnings per share	$0.04	$0.00
Diluted earnings per share	$0.04	$0.00

For the three month period ended March 31, 2014 and 2013, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 4,175,000 and 3,205,000 shares, respectively, have been excluded from the calculation of diluted net income per share as all such securities were anti-dilutive.

Reclassifications

Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Under this new guidance, companies must present this unrecognized tax benefit in the consolidated financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the consolidated financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard did not have any impact on the Company’s operating results and financial position.

Note 2. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

	March 31, 2014	December 31, 2013
Portfolio

Term Loans	$33,794	$21,420

Royalty Purchases	7,871	7,866
Total	41,665	29,286
Less: current portion	(957)	(660)
Total noncurrent portion of finance receivables	40,708	$28,626

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

The Company recognized $374,000 in interest income, recorded as revenue in the unaudited condensed consolidated statement of income for the three months ended March 31, 2013.

Tribute

On August 8, 2013, the Company entered into a credit agreement pursuant to which the Company provided to Tribute Pharmaceuticals Canada Inc. ("Tribute") a secured term loan in the principal amount of $8,000,000. The loan matures on August 8, 2018. The Company provided $6,000,000 at closing and an additional $2,000,000 on February 4, 2014.

Interest and principal under the loan will be paid by a tiered revenue interest that is charged on quarterly net sales and royalties of Tribute applied in the following priority first, to the payment of all accrued but unpaid interest until paid in full; second to the payment of all principal of the loans.

The loan accrues interest at the LIBOR rate, plus an applicable margin, subject to a 13.5% minimum. In addition, the Company earned an origination fee at closing, and the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $276,000 in interest income recorded as revenue in the unaudited condensed consolidated statement of income for the three months ended March 31, 2014.

In connection with the loan and at closing, Tribute also issued the Company a warrant to purchase 755,794 common shares an exercise price of $0.60 per share that may be exercised at any time prior to August 8, 2020 with an initial fair value of $334,000.   In conjunction with the additional draw on February 4, 2014, Tribute issued an additional warrant to purchase 347,222 common shares with an exercise price of $0.432 per share that may be exercised at any time prior to February 4, 2021 with an initial fair value of $99,000.

The fair market value of the warrants was $415,000 at March 31, 2014, and is included in other assets in the unaudited condensed consolidated balance sheet. An unrealized holdings gain of $112,000 was included in interest and other income (expense), net in the unaudited condensed consolidated statements of income for the three months ended March 31, 2014. The Company determined the fair value of the warrant outstanding at March 31, 2014 and December 31, 2013, using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2014	December 31, 2013
Dividend rate	0%	0%
Risk-free rate	2.3%	2.5%
Expected life (years)	6.4	6.6
Expected volatility	99%	97%

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

In addition to the discount and arrangement fee, the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $164,000 in interest income recorded as revenue in the unaudited condensed consolidated statement of income for the three months ended March 31, 2014.

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

The Company recognized $408,000 in interest income recorded as revenue in the unaudited condensed consolidated statement of income for the three months ended March 31, 2014.

Common Stock Purchase

In conjunction with the first lien secured term loan, the Company purchased from SynCardia an aggregate of 40,000 shares of SynCardia's Common Stock, in consideration for the mutual covenants and agreements set forth in the credit agreement. The shares purchased by the Company reflect an ownership percentage in SynCardia of less than 0.05%. The Company deems the shares to be non-marketable as SynCardia is privately held and in development stage, and has reflected the shares at a zero cost basis at March 31, 2014 and December 31, 2013.

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

The Company also received a warrant to purchase up to 225 shares of the Dental Products Company's common stock, which if exercised, is equivalent to approximately four percent ownership on a fully diluted basis. The warrant expires December 10, 2020. The warrant is valued at zero at March 31, 2014 and December 31, 2013, in the unaudited condensed consolidated balance sheets.

In addition to the arrangement fee, the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $221,000 in interest income recorded as revenue in the unaudited condensed consolidated statement of income for the three months ended March 31, 2014.

Parnell Pharmaceuticals Holdings Pty Ltd

On January 23, 2014, the Company entered into a credit agreement pursuant to which the lenders party thereto provided to Parnell Pharmaceuticals Holdings Pty Ltd, a leading global veterinary pharmaceutical business (“Parnell”), a term loan in the principal amount of $25,000,000. The Company provided $10,000,000 and the Company's investment advisory clients provided the remaining $15,000,000 of the loan. The Company serves as the Agent, Sole Lead Arranger and Sole Bookrunner under the credit agreement. The loan matures on January 23, 2021.

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

Pursuant to the terms of the credit agreement, Parnell granted the lenders a first priority security interest in substantially all of Parnell's assets. The credit agreement contains certain affirmative and negative covenants. Parnell’s U.S., U.K., Australian, New Zealand subsidiaries have guaranteed the obligations under the credit agreement. The obligations to repay the loan may be accelerated upon the occurrence of an event of default under the terms of the credit agreement.

The Company recognized a syndication fee of $375,000 and $290,000 in interest income recorded as revenue in the unaudited condensed consolidated statement of income for the three months ended March 31, 2014.

Royalty Purchases

Bess Royalty Purchase

On April 2, 2013, the Company, along with Bess Royalty, LP ("Bess"), purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic, from InSite Vision, Inc. Besivance is marketed globally by Bausch & Lomb. The initial purchase price totaled $15,000,000; the Company funded $6,000,000 of the purchase price at closing to own 40.3125% of the royalty stream. Additional contingent consideration includes (i) $1,000,000 to be paid by Bess upon certain net sales milestones achieved by Bausch & Lomb and (ii) annual payments to be remitted to InSite Vision, Inc. once aggregate royalty payments received by the Company and Bess exceed certain thresholds. Bess paid the $1,000,000 contingent consideration in February 2014, which did not result in a change in the Company's interest in the royalty. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company and Bess reach a certain threshold as defined in the underlying agreement. As the purchased royalty stream has been capped by the defined threshold amount, in effect limiting the Company’s implicit rate of return, the Company’s share of the purchase price has been reflected as a Finance Receivable in the unaudited condensed consolidated financial statements. The Company recognized approximately $260,000 in interest income in the unaudited condensed consolidated statement of income for the three months ended March 31, 2014, representing the Company’s pro rata portion of royalties paid.

Tissue Regeneration Therapeutics Royalty Purchase

On June 12, 2013, the Company purchased from Tissue Regeneration Therapeutics, Inc. (“TRT”) two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector. The initial purchase totaled $2,000,000 paid upon closing. Additional contingent consideration includes (i) $1,250,000 payable upon aggregate royalty payments reaching a certain threshold and (ii) annual sharing payments due to TRT once aggregate royalty payments received by the Company exceed the purchase price paid by the Company. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company reach a certain threshold as defined in the underlying agreement. The purchase has been reflected as a Finance Receivable in the unaudited condensed consolidated financial statements. The Company recognized approximately $91,000 in interest income recorded as revenue in the unaudited condensed consolidated statement of income for the three months ended March 31, 2014.

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

The Company monitors the credit quality indicators of performing and non-performing assets. At March 31, 2014 and December 31, 2013, the Company did not have any non-performing assets.

Note 3. Marketable Investments

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3,000,000 of a total $100,000,000 aggregate principal amount offering of a Senior Secured notes due in November 2026.  The notes pay interest quarterly at a rate of 11.5% per annum commencing November 15, 2013. The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $119,000 on November 15, 2013.  Subsequent interest payments from February 15, 2014, through May 15, 2015, will be supported by a cash interest reserve account funded at close of $4,500,000.  The notes are subject to redemption on or after July 10, 2015, at a price at or above par, as defined.  The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The notes are reflected at fair value as Available-for-sale securities. The Company recognized approximately $91,000 in interest income recorded as revenue in the unaudited condensed consolidated statement of income for the three months ended March 31, 2014. During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company had no sales of available-for-sale securities and no securities have been considered impaired.

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities at March 31, 2014 and December 31, 2013, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for Sale Securities:
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

SWK HP is considered a VIE due to the lack of voting or similar decision-making rights by its equity holders regarding activities that have a significant effect on the economic success of the partnership. The Company’s ownership in SWK HP constitutes variable interests. The Company has determined that it is the primary beneficiary of the SWK HP as (i) the Company has the power to direct the activities that most significantly impact the economic performance of SWK HP via its obligations to perform under the partnership agreement, and (ii) the Company has the right to receive residual returns that could potentially be significant to SWK HP. As a result, the Company consolidates SWK HP in its financial statements and the limited partner interests of SWK HP owned by third parties are reflected as a non-controlling interest in the Company’s unaudited condensed consolidated balance sheets.

Unconsolidated VIEs

Holmdel

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP receives a 1x cash on cash return on its interest in Holmdel, SWK HP will receive approximately 84% of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP Holdings LP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 39%. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.  SWK HP’s current ownership in Holmdel approximates 84%.  The Company accounts for its interest in the entity based on the timing of quarterly distributions, which are paid on a quarter lag basis. For the three months ended March 31, 2014, the Company recognized $1,503,000 of equity method gains, of which $801,000 was attributable to the non-controlling interest in SWK HP. No equity method gains were recognized in the three months ended March 31, 2013. In addition, SWK HP received cash distributions totaling $1,976,000 during the three months ended March 31, 2014, of which $1,055,000 was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the three months ended March 31, 2014, are as follows (in thousands):

Balance at December 31, 2013	$10,425

Add: Income from investments in unconsolidated entities	1,503

Less: Cash distribution on investments in unconsolidated entities	(1,976)

Balance at March 31, 2014	$9,952

The following table provides the financial statement information related to Holmdel:

	As of March 31, 2014 (in millions)		Three months ended March 31, 2014 (in millions)

Assets	$13.7	Revenue	$2.4
Liabilities	$2.3	Expenses	$0.6
Equity	$11.4	Net income	$1.8

Note 5. Loan Credit Agreement with Related Party

The Company entered a credit facility with an affiliate of a stockholder on September 6, 2013. The credit facility provides financing for the Company, primarily for the purchase of eligible investments. The facility matures on September 6, 2017 and provides that the loan shall accrue interest at the LIBOR rate plus a 6.50% margin. As of March 31, 2014 and December 31, 2013, the applicable interest rate was 6.73% and 6.75%, respectively. The principal is repayable in full at maturity. The facility works as a delayed draw credit facility with the Company having the ability to drawdown, as necessary, over the first 18 months (the "Draw Period") up to $30,000,000, based on certain conditions. The credit facility provided for an initial $15,000,000 to be available at closing. The Company executed a draw of $5,000,000 on December 9, 2013. During the three months ended March 31, 2014, the Company has executed an additional draw of $6,000,000 to fund certain eligible investments. The balances of $11,000,000 and $5,000,000 are reflected as Loan credit agreement in the unaudited condensed consolidated balance sheet as of March 31, 2014 and December 31,2013, respectively. On or before the last day of the Draw Period, the Company can request the loan amount to be increased to $30 million upon the Company realizing net proceeds of at least $10 million in cash through the issuance of new equity securities. Repayment of the facility is due upon maturity, four years from the closing date. The stockholder’s affiliate, as lender, has received a security interest in basically all assets of the Company as collateral for the facility. In conjunction with the credit facility, the Company issued warrants to the stockholder’s affiliate for 1,000,000 shares of the Company’s common stock at a strike price of $1.3875. In connection with the credit agreement, the Company and the stockholder and certain of the stockholder’s affiliates, including the lender entered into a Voting Rights Agreement restricting the stockholder’s and such affiliates’ voting rights under certain circumstances and providing the stockholder and such affiliates a right of first offer on certain future share issuances.

Due to certain provisions within the warrant agreement, the warrants meets the definition of a derivative and do not qualify for a scope exception as it is not considered indexed in the Company’s stock. As such, the warrants with a value of $250,000 and $292,000 at March 31, 2014 and December 31, 2013, are reflected as a warrant liability in the unaudited condensed consolidated balance sheet. An unrealized gain of $42,000 was included in interest and other income in the unaudited condensed consolidated statements of income for the three months ended March 31, 2014. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2014	December 31, 2013
Dividend rate	0%	0%
Risk-free rate	2.3%	2.5%
Expected life (years)	6.4	6.7
Expected volatility	28.6%	27%

During the three months ended March 31, 2014, the Company recognized interest expense totaling $189,000. Interest expense included $153,000 of interest due the lender and $36,000 of debt issuance cost amortization.

Note 6. Stockholders’ Equity

Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. As a result of the termination of all employees on December 31, 2009, the stock options held by employees were cancelled on March 31, 2010.  The only remaining options outstanding as of March 31, 2014, under the 1999 Stock Incentive Plan are those held by some of the Company’s current directors.

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

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2013	1,680,000	$1.01	7.8	$458,600
Options cancelled and retired	(10,000)	2.65
Options exercised	-	-
Options granted	-	-
Balances, March 31, 2014	1,670,000	1.01	7.5	337,000

Options vested and exercisable and expected to be vested and exercisable at March 31, 2014	1,518,900	$1.03	7.5	$301,558
Options vested and exercisable at March 31, 2014	170,000	$2.52	6.5	$89,500

At March 31, 2014, there were no options available for grant under the 1999 Stock Incentive Plan, and the Company had no total unrecognized stock-based compensation expense under this Plan.  At March 31, 2014, there were 2.6 million shares reserved for equity awards under the 2010 Stock Incentive Plan and the Company had approximately $0.1 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 1.1 years.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2014:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.70	20,000	5.3	$0.70	20,000	$0.70
0.83	1,500,000	8.2	0.83	-	0.83
1.24	20,000	4.3	1.24	20,000	1.24
2.67	20,000	3.3	2.67	20,000	2.67
2.95	90,000	2.4	2.95	90,000	2.95
3.50	20,000	2.9	3.50	20,000	3.50
Total	1,670,000	7.5	$1.01	170,000	$2.52

Employee stock-based compensation expense recognized for time-vesting options for the three months ended March 31, 2014, and 2013, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company's equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company's changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company's equity incentive plans.

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

On January 31, 2012, the Board approved a change in the compensation plan for non-employee directors. In lieu of cash payments historically paid to the Company's directors for Board service, the Board approved an annual grant of 35,000 shares of restricted common stock for each of our non-executive Board members on January 31 of each year, starting with 2012. The restricted shares fully vest on the first anniversary of the grant and are forfeited if the Board member does not complete the full year of service.

The following table summarizes restricted stock activities under the equity incentive plans for the indicated periods:

	Restricted Shares Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, December 31, 2013	1,682,500	$0.39
Shares cancelled and forfeited	-	-
Shares vested	(140,000)	0.83
Shares granted	140,000	1.13
Balances, March 31, 2014	1,682,500	$0.45

For restricted stock granted in 2014 and 2013 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period using the graded amortization method. The fair value and derived service period of awards with market performance vesting was calculated using a lattice model and included adjustments to the fair value of the Company's common stock resulting from the vesting conditions being based on the underlying stock price. All 1,682,500 restricted shares are included in the Company's shares outstanding as of March 31, 2014, but are not included in the computation of basic income per share as the shares are not yet earned by the recipients. The Company had $0.1 million of unrecognized stock based compensation expense, net of estimated forfeitures, related to restricted shares which will be recognized over the weighted average remaining period of 0.8 year.

The stock-based compensation expense recognized by the Company for the three months ended March 31, 2014, and 2013 was $76,000 and $60,000, respectively.

Non-controlling Interests

As discussed in Note 4, SWK HP has a limited partnership interest in Holmdel.    The total investment by SWK HP was $13,000,000, of which SWK Holdings GP provided $6,000,000.  The remaining $7,000,000 is reflected as non-controlling interest in the unaudited condensed consolidated balance sheets.   Changes in the carrying amount of the non-controlling interest in the unaudited condensed consolidated balance sheet for the three months ended March 31, 2014, are as follows:

Balance at December 31, 2013	$5,613
Add: Income attributable to non-controlling interests	801
Less: Cash distribution to non-controlling interests	(1,055)
Balance at March 31, 2014	$5,359

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended March 31, 2014 and 2013.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity method investments included in our unaudited condensed consolidated balance sheets at March 31, 2014 or December 31, 2013.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Tribute warrants	$415	$-	$-	$415
Available-for-sale securities	3,119	-	3,119	-

Financial Liabilities:
Warrant liability	$250	$-	$-	$250

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Tribute warrant	$204	$-	$-	$204
Available-for-sale securities	3,119	-	3,119	-

Financial Liabilities:
Warrant liability	$292	$-	$-	$292

The changes on the value of the Tribute warrant asset during the three months ended March 31, 2014, were as follows (in thousands):

Fair value – December 31, 2013	$204
Issuances	99
Change in fair value	112
Fair value – March 31, 2014	$415

The changes on the value of the warrant liability during the three months ended March 31, 2014, were as follows (in thousands):

Fair value – December 31, 2013	$292
Issuances	-
Change in fair value	(42)
Fair value – March 31, 2014	$250

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis during the three months ended March 31, 2014 and 2013.

The following information as of March 31, 2014 and December 31, 2013, is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates.

March 31, 2014	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$3,867	$3,867	$3,867	$-	$-
Finance receivables	41,665	41,675	-	-	41,675
Marketable investments	3,119	3,119	-	3,119	-
Other assets	415	415	-	-	415

Financial Liabilities
Warrant liability	$250	$250	$-	$-	$250

December 31, 2013	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$7,664	$7,664	$7,664	$-	$-
Finance receivables	29,286	29,324	-	-	29,324
Marketable investments	3,119	3,119	-	3,119	-
Other assets	204	204	-	-	204

Financial Liabilities
Warrant liability	$292	$292	$-	$-	$292

Note 8. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had no unrecognized tax benefits as of March 31, 2014 and December 31, 2013.

As of December 31, 2013, the Company's valuation allowance against deferred tax assets decreased by approximately $20,960,000 due to write off of expired deferred tax assets and partial release of the Company's valuation allowance.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the unaudited condensed consolidated statement of income for the period that the adjustment is determined to be required.

Deferred tax assets consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Deferred tax assets
Credit carryforward	$2,660	$2,660
Stock based compensation	287	287
Other	59	59
Net operating losses	145,931	146,637

Gross deferred tax assets	148,937	149,643
Valuation allowance	(139,840)	(139,840)
Net deferred tax assets	$9,097	$9,803

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

As of March 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $433,000,000. The federal net operating loss carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes include in this report.

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

Execution of New Strategy

In the third quarter of 2012, we purchased an interest in three revenue-producing investment advisory client contracts from PBS Capital Management, LLC, a firm that our current chief executive officer, or CEO, and our current Managing Director control, for $150,000 plus earn out payments through 2016. Our interest in these contracts can be repurchased, for one dollar, by PBS Capital Management, LLC, in the event that the employment contracts of our current CEO and current Managing Director are not renewed. We generated approximately $42,000 and $56,00 for the three months ended March 31, 2014 and 2013, respectively, in revenue due to our interest in the advisory contracts. Going forward, we expect revenue generated from these contracts to be immaterial to our financials; however, we expect the investment advisory clients to continue to co-invest with us in future transactions.

On December 5, 2012, we consummated our first transaction under our specialty finance strategy by providing a $22.5 million term loan to Nautilus. The loan was repaid on December 17, 2013. Prior to repayment, interest and principal under the loan was paid by a tiered revenue interest that is charged on quarterly net sales and royalties of the borrower applied in the following priority (i) first, to the payment of all accrued but unpaid interest until paid in full; and (ii) second to the payment of all principal of the loans. The loan accrued interest at either a base rate or the LIBOR rate, as determined by the borrower, plus an applicable margin; the base rate and LIBOR rate were subject to minimum floor values such that the minimum interest rate was 16%. We syndicated $16 million of the loan to our investment advisory clients and retained the remainder. Upon repayment, we received our proportionate share of a $2,000,000 exit fee which amounted to $578,000.

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

The table below provides an overview of the transactions.

	Amount Funded by SWK at March 31, 2014	Total Transaction Amount (including contingent consideration)		Material Terms	Income Recognized during the three months ended March 31, 2014
Royalty Purchases and Financings

Besivance	$6,000,000	$16,000,000	●	Closed on April 2, 2013	$260,000 in
			●	Purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic marketed by Bausch & Lomb	interest income
			●	SWK owns 40.3% of the royalty; Bess Royalty, LP owns 59.7%
			●	Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds
Tissue Regeneration	$2,000,000	$2,000,000	●	Closed on June 12, 2013	$91,000 in
Therapeutics ("TRT")			●	Purchased two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector	interest income
			●	$1,250,000 additional payable by us to TRT, contingent upon aggregate royalty payments reaching a certain threshold
			●	Annual sharing payments due TRT once aggregate royalty payments received by us exceed the purchase price paid by us
Senior Secured Debt

Royalty Financing	$3,000,000	$100,000,000	●	Closed on July 9, 2013	$91,000 in
			●	Purchased senior secured notes (first lien) due November 2026	interest income
			●	Pay interest quarterly at a 11.5% annual interest rate
			●	Secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products
Term Loans

Tribute	$8,000,000	$8,000,000	●	Closed on August 8, 2013	$276,000 in
Pharmaceuticals			●	Entered into senior secured first lien loan that matures on August 8, 2018	interest income
Canada Inc. ("Tribute")			●	Repaid by tiered revenue interest that is charged on quarterly net sales and royalties
			●	Bears interest at a floating interest rate, subject to a 13.5% per annum minimum
			●	Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan
			●	Received 1,103,222 warrants to purchase shares of Tribute common stock

SynCardia Systems,	$4,000,000	$16,000,000	●	Closed on December 13, 2013	$164,000 in
Inc. ("SynCardia")			●	Entered into senior secured first lien credit facility loan due on March 5, 2018; expansion of SynCardia’s existing facility	interest income
			●	At the option of the lenders, the term loan can be increased to $22,000,000; we have the right but not the obligation to advance $1,500,000 under the expansion facility
			●	Repaid with principal due upon maturity and bears interest at a rate of 13.5% per annum
			●	Original issue discount of $60,000 and an arrangement fee of $40,000 paid to us at closing
			●	Entitled to an exit fee upon the maturity of the loan
			●	Purchased an aggregate of 40,000 shares of SynCardia's common stock, reflecting an ownership percentage in SynCardia of less than 0.05%

SynCardia	$6,000,000	$10,000,000	●	Closed on December 13, 2013	$408,000 in
			●	Entered into senior secured second lien loan which matures on December 13, 2021	interest income
			●	Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of, and any other income and revenue actually received by SynCardia
			●	Earned origination fee of $90,000 at closing

Private Dental	$6,000,000	$6,000,000	●	Closed December 10, 2013	$221,000 in
Products Company (the “Dental Products			●	Entered into senior secured first lien loan that matures on December 10, 2018	interest income
Company”)			●	Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of the Dental Products Company.
			●	Bears interest at a floating interest rate, subject to a 14% per annum minimum
			●	Earned an arrangement fee of $60,000 at closing
			●	We are entitled to an exit fee upon the maturity of the loan
●

Received a warrant to purchase up to 225 shares in the Dental Products Company's common stock, which if exercised, is equivalent to approximately four percent ownership on a fully diluted basis. The warrant expires December 10, 2020

Parnell	$10,000,000	$25,000,000	●	Closed on January 23, 2014	$290,000 in interest income
Pharmaceuticals Holdings Pty Ltd			●	Entered into senior secured first lien loan that matures on January 23, 2021	$375,000 in syndication income
("Parnell")			●	Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return
			●	Total amount payable by Parnell to the lenders is subject to adjustment under certain events including qualified partial payments, a change of control or full prepayment of the loan
			●	Earned a $375,000 origination fee at closing

Other

Holmdel	$6,000,000	$13,000,000	●	Closed December 20, 2012	$1,503,000 of
Pharmaceuticals, LP ("Holmdel")			●	Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product	equity method gains, of which

			●	SWK HP Holdings GP LLC, our direct wholly-owned subsidiary, acquired a direct general partnership interest in SWK HP Holdings LP ("SWK LP")	$801,000 was attributable to the non-controlling
			●	SWK LP acquired a direct limited partnership interest in Holmdel	interest in SWK HP
			●	We receive quarterly distributions based on a royalty paid on net sales of the product

Other than the $1,250,000 payable to TRT noted above, there are no other earn out payments contracted to be paid by SWK to any of our partner companies.

 Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2014, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Under this new guidance, companies must present this unrecognized tax benefit in the consolidated financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the consolidated financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard did not have any impact on our operating results and financial position.

Revenues

We generated revenues of $3.7 million for the three months ended March 31, 2014, driven primarily by $2.0 million in interest and fees earned on our finance receivables, marketable securities and management fees and $1.5 million in income related to our investment in an unconsolidated partnership. We generated revenues of $430,000 for the three months ended March 31, 2013, driven by $56,000 due to our interest in three revenue-producing client contracts acquired from PBS Capital Management, LLC, and $374,000 related to interest income earned on our finance receivables.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased by 72% to $0.7 million for the three months ended March 31, 2014 from $0.4 million for the comparable period in 2013, due to increased professional fees and stock-based compensation expenses.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was an expense of $34,000 for the three months ended March 31, 2014, which consisted primarily of a $154,000 fair market value adjustments relating to the Tribute warrant and to our warrant liability, and interest expense of $189,000 relating to our loan credit agreement. During the three months ended March 31, 2013, interest and other income (expense), net was income of $23,000 which consisted solely of interest income.

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

As of March 31, 2014, we had operating loss carryforwards for federal income tax purposes of approximately $433,000,000. The federal net operating loss carry forwards if not offset against future income, will expire by 2032, with the majority expiring by 2021.

Liquidity and Capital Resources

As of March 31, 2014, we had $3.9 million in cash and cash equivalents compared to $7.7 million in cash and cash equivalents as of December 31, 2013. As of March 31, 2014, we had working capital of $4.8 million, compared to working capital of $8.7 million as of December 31, 2013.

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

As of May 14, 2014, we have consummated nine transactions under our new strategy and expect those assets to generate income greater than our expenses in 2014. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2014. Given low current interest rates, we expect the interest rate that we receive on our cash will continue to be at a low rate and to not produce material income. In addition, we expect to generate income other than interest income from our interest in three revenue-producing investment advisory contracts from PBS Capital Management, LLC, as well as income generated from our other investment advisory contracts.

Operating Cash Flow

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2014 and consisted primarily of net income of $2.3 million partially offset by noncash adjustments of $1.3 million and changes in operating assets and liabilities of $0.3 million. The noncash adjustments were primarily attributable to $1.5 million from equity income on an investment in an unconsolidated entity and $0.4 million in loan discount amortization and fee accretion, offset by $0.7 million in interest income in excess of cash collected. The significant factors that contributed to the change in operating assets and liabilities included increases in accounts payable and accrued liabilities of $0.4 million and an increase in prepaid expenses and other assets of $0.3 million. The increase in prepaid expenses and other assets was primarily due to prepaid offering costs incurred. The increase in accounts payable and accrued expenses was primarily due to the timing of payments.We had positive cash flow from operating activities of $168,000 for the three months ended March 31, 2013, which included net income of $60,000, $64,000 increase in non-cash expenses included in net income, offset by a $33,000 increase in assets and a $77,000 increase in accounts payable and accrued liabilities.

 Investing Cash Flow

The Company's investing activities provided negative cash flow of $10.0 million during the three months ended March 31, 2014, which primarily related to our issuance of $12.0 million in finance receivables, offset by $2.0 million in cash distributions received from an investment in an unconsolidated entity.  The Company's investing activities provided negative cash flow of $4,000 for the three months ended March 31, 2013, which primarily related to purchases of property and equipment.

Financing Cash Flow

The Company's financing activities had positive cash flow of $4.9 million for the three months ended March 31, 2014, which consisted of $6.0 million in loan proceeds from our credit agreement, offset by $1.1 million in cash distributions to non-controlling interests. We did not have comparable activity for the three months ended March 31, 2013.

Off-Balance-Sheet Arrangements

As of March 31, 2014, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Outlook

During 2012, we adopted a new corporate strategy to provide capital to a broad range of life science companies, institutions and inventors in order to earn interest, fee, and other income pursuant to this strategy. As of May 14, 2014, we have consummated our nine transactions under our revised strategy. We believe the income generated by these nine transactions will be more than our operational expenses, and we will begin to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. We expect that the income generated by such future investments would be earned with minimal additional operational expenses.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Prior to commencing our strategic plan, the primary objective of our activities was to preserve cash. During the three months ended March 31, 2014, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at March 31, 2014, approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.          RISK FACTORS.

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

May 14, 2014

SWK Holdings Corporation

/s/ J. BRETT POPE
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)