Form 10-K/A
period 2013-12-31
SWK Holdings Corp
filed 2014-08-05
CIK 1089907

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒      No  ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $22,970,258 based on the June 30, 2013 closing price of the Registrant’s Common Stock on such date as reported on the Over the Counter Bulletin Board of $1.00.

On March 21, 2014 the Registrant had outstanding approximately 43,174,894 shares of Common Stock, $0.001 par value per share.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K (the “Initial Filing”) of SWK Holdings Corporation, a Delaware corporation (the “Company”), for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 31, 2014, is being filed solely for the limited purpose of amending Items 10, 11, 12, 13 and 14 to reflect the inclusion of the information required by the Form 10-K. The Initial Filing contemplated the incorporation of such information from a Proxy Statement to be filed by the Company within 120 days following the end of the Company’s year ended December 31, 2013. The Proxy Statement was not filed within the requisite 120-day time period and, accordingly, the Company is including the information required by Items 10, 11, 12, 13 and 14 of the Form 10-K through this Amendment as contemplated by instruction G(3) to Form 10-K.

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

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors (the “Board”) is divided into three classes and currently has 5 directors.  Directors are elected for a full term of three years with the term expiring at the annual meeting of stockholders held in the third year following the year of their election. The term of office of our Class III directors, Michael A. Margolis and John F. Nemelka, will expire at the annual meeting of stockholders to be held in 2014. The term of office of Michael D. Weinberg, our Class I director, will expire at the annual meeting of stockholders to be held in 2015. The term of office of William T. Clifford and J. Brett Pope, our current Class II directors, will expire at the annual meeting of stockholders to be held in 2016. The following table sets forth the names of the director nominees and our continuing directors and information about each (including their ages as of August 1, 2014):

Name	Age	Committee Memberships	Principal Occupation	Director Since
Class I Director
Michael D. Weinberg	50	Governance, Compensation	Employee of Carlson Capital, L.P.	2009

Class II Director
William T. Clifford	68	Compensation, Audit	Chief Executive Officer of Spencer Trask & Co.	2005
J. Brett Pope	43		Chief Executive Officer	2012

Class III Directors
Michael A. Margolis	47	Audit, Governance	Managing Member of Maric LS, LLC and Maric Fund Management, LLC	2010
John F. Nemelka	48		Managing Principal, NightWatch Capital Group, LLC	2005

Directors

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

Michael A. Margolis. Mr. Margolis, is the founder and member of Maric LS, LLC, formed in 2005, and Maric Fund Management, LLC, formed in 2011, or collectively Maric, which serve as investment managers for various public or private equity investments. Maric is focused on investing in inefficient, out-of-favor, complex or overlooked value-oriented opportunities. From 2002 to 2005, Mr. Margolis was a Director of Sage Capital Growth, Inc., an investment manager focused on public and private equity investment opportunities worldwide. From 1998 to 2002, Mr. Margolis was a co-founder and Partner of Arcadia Partners, L.P., a private equity fund focused on the education and training sectors. From 1993 to 1998, Mr. Margolis was employed by Bear, Stearns & Co. Inc., as an associate and subsequently as a Vice President in investment banking in the Media and Entertainment Group in New York. From 1989 to 1991, Mr. Margolis was employed by Kidder, Peabody & Co. Incorporated as a financial analyst in the Mergers and Acquisitions Group in New York. Mr. Margolis received an M.B.A. degree from Harvard Business School in 1993 and a B.A. degree in philosophy from University of Michigan in 1989. The board of directors believes that Mr. Margolis’ experience in managing and making investments, including value-oriented investments, will be valuable to the Company as it explores investment opportunities.

John F. Nemelka. Mr. Nemelka, joined the board in October 2005. Mr. Nemelka founded NightWatch Capital Group, LLC, an investment management business, and has served as its Managing Principal since its formation in July 2001. From January 4, 2010, to June 29, 2012, Mr. Nemelka served as the Company’s Interim Chief Executive Officer. From 1997 to 2000, Mr. Nemelka was a Principal at Graham Partners, a private equity investment firm and affiliate of the privately-held Graham Group. From 2000 to 2001, Mr. Nemelka was a Consultant to the Graham Group. Mr. Nemelka holds a B.S. degree in Business Administration from Brigham Young University and an M.B.A. degree from the Wharton School at the University of Pennsylvania. Mr. Nemelka also serves on the Board of Directors of SANUWAVE Health, Inc., a medical technology company.

Michael D. Weinberg. Mr. Weinberg was elected to the board on December 23, 2009 and was recommended as a nominee to the Board by Carlson Capital, L.P., or Carlson Capital, an investment management business which, as of February 11, 2014, beneficially owned 29.8% of our outstanding common stock. Mr. Weinberg is Managing Director - Special Projects for Carlson Capital and has served in a variety of investment and operational roles at Carlson Capital since November 1999. From January 1996 to November 1999, Mr. Weinberg was Director of Investments at Richmont Capital Partners, L.P., the investment affiliate of privately-held Mary Kay Cosmetics. Prior to Mary Kay, Mr. Weinberg also held positions as an analyst for Greenbrier Partners, a value oriented hedge fund, and as an associate attorney for the law firm of Baker Botts L.L.P. Mr. Weinberg holds a B.A. degree from the Plan II Liberal Arts Honors Program and a J.D. degree, both from the University of Texas at Austin. Mr. Weinberg is a CFA Charterholder. Mr. Weinberg is also a Director of Barbican Holding Company Limited, a Guernsey based insurance holding company.

BOARD MEETINGS, DIRECTOR INDEPENDENCE AND ANNUAL MEETING ATTENDANCE

Independence

The board has adopted the definitions, standards and exceptions to the standards for evaluating director independence provided in the NASDAQ Stock Market rules, and determined that four of our current directors, Mr. Clifford, Mr. Margolis, Mr. Nemelka and Mr. Weinberg, are independent under the rules of The NASDAQ Stock Market.

The board met 9 times in 2013, including telephone conference meetings. During 2013, no director attended fewer than 75% of the aggregate of the total number of meetings of the board and the total number of meetings held by all committees of the board on which such director served during the time period for which each such director served on the board.

Committees of the Board

The board has three standing committees: the audit committee, the compensation committee, and the governance and nominating committee.

Audit Committee. We have a standing audit committee of the board, or the Audit Committee, established in accordance with Rule 10A-3 promulgated under the Exchange Act. The members of our Audit Committee are Messrs. Margolis (Chair) and Clifford. Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under the NASDAQ Stock Market Rules and the rules of the SEC. In addition, the board determined that Mr. Margolis is an “audit committee financial expert” as defined in the rules of the SEC.

The Audit Committee met 4 times in 2013. The board has adopted a written charter for the Audit Committee, a copy of which is posted in the Corporate Governance section of our Internet website (at www.swkhold.com). The principal functions of the Audit Committee are to oversee our accounting and financial reporting processes and the audits of our financial statements, oversee our relationship with our independent auditors, including selecting, evaluating and setting the compensation of, and approving all audit and non-audit services to be performed by the independent auditors, and facilitate communication among our independent auditors and our financial and senior management.

Compensation Committee. We have a standing compensation committee of the board, or the Compensation Committee. The members of our Compensation Committee are Messrs. Clifford (Chair) and Weinberg.

The Compensation Committee met once in 2013. Each current member of the Compensation Committee meets the independence and other requirements to serve on our Compensation Committee under the NASDAQ Stock Market Rules and the rules of the SEC.

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

Governance and Nominating Committee. We have a standing governance and nominating committee of the board, or the Governance and Nominating Committee. Since July 30, 2010, the members of our Governance and Nominating Committee are Mr. Weinberg (Chair) and Mr. Margolis. The Governance and Nominating Committee did not meet in person in 2013. It took all required action by written consent. Each of Messrs. Weinberg and Margolis meets the independence and other requirements to serve on our Governance and Nominating Committee under the NASDAQ Stock Market Rules and the rules of the SEC.

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

Board Leadership Structure and Risk Oversight

We separated the roles of Chief Executive Officer and Chairman of the board on January 4, 2010. Mr. Weinberg serves as Chairman of the board, while Mr. Pope serves as Chief Executive Officer of the Company. The board believes the separation of these roles enables effective oversight of management and provides checks and balances with respect to the decision making process at the Company.

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

2013 DIRECTOR COMPENSATION

The table below summarizes the compensation paid by the Company to non-executive directors for the fiscal year ended December 31, 2013. Mr. Pope, as an employee of the Company, does not receive any additional compensation for his service on the board.

Name (a)	Stock Awards (1) ($)(c)	Total ($)(h)
William T. Clifford	$29,050	$29,050
Michael A. Margolis	$29,050	$29,050
John F. Nemelka	$29,050	$29,050
J. Brett Pope	—	—
Michael D. Weinberg	$29,050	$29,050

(1)

The amounts reported represent the stock-based compensation expense that was calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, or FASB ASC Topic 718. Information about the assumptions used to value these awards can be found in Note 7 to the Company’s consolidated financial statements.

EXECUTIVE OFFICERS

The biographical information for Mr. Pope, our Chief Executive Officer, is set forth above under Directors.

Winston Black. Mr. Black joined the Company as Managing Director in May 2012 from PBS Capital Management, LLC, an investment management business investing in pharmaceutical royalties and healthcare equities that Mr. Black co-founded in 2009. Prior to PBS Capital, Mr. Black was a Senior Portfolio Analyst at Highland Capital Management, L.P. from September 2007 to March 2009 where he managed a portfolio of approximately $2 billion in healthcare investments. Prior to joining Highland, Mr. Black served as COO/Analyst and Chief Compliance Officer at Mallette Capital Management, Inc., a $200 million biotech focused hedge fund. Prior to Mallette Capital, Mr. Black was Vice President, Corporate Development for ATX Communications, Inc. Mr. Black began his career as an Analyst in the Healthcare and Telecommunications groups at Salomon Smith Barney. Mr. Black received MBAs with distinction from both Columbia Business School and London Business School and received a BA in Economics from Duke University, where he graduated Cum Laude.

Charles Jacobson. Charles Jacobson was appointed CFO in September 2012. He serves as the CEO and Managing Director of Pine Hill Group, LLC, or Pine Hill, a consulting firm which he co-founded in 2007. Pine Hill provides management level finance, accounting and transaction advisory services to middle market public and private companies. From 2012 to 2013, Mr. Jacobson served as CEO and CFO of Pro Capital, LLC, or Pro Cap, an investment management business specializing in investments of municipal tax liens pursuant to an agreement between Pine Hill and Pro Cap. Mr. Jacobson also served on Pro Cap’s board of managers from 2012 to 2014. From 2008 to 2011, Mr. Jacobson served as CFO of FS Investment Corporation pursuant to an agreement between Pine Hill and FS Investment Corporation. From 2001 to 2007, Mr. Jacobson worked for ATX Communications, Inc., or ATX, becoming the organization’s senior vice president of finance where he was responsible for managing ATX’s finance organization. Prior to working for ATX, Mr. Jacobson held senior managerial audit positions with Ernst & Young LLP from 1999 to 2000 and with BDO Seidman, LLP from 1996 to 1999, where he was responsible for audit engagements of private, pre-IPO and publicly traded companies in a variety of different industries. Mr. Jacobson began his professional career in 1993 at a regional public accounting firm where he performed audits on governmental entities. Mr. Jacobson is a Certified Public Accountant and holds a B.S. in Accounting from Rutgers University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock.  Based solely on (i) information provided to us by our current officers and directors, and (ii) our review of reporting forms filed by our directors, executive officers and persons who hold more than 10% of our outstanding common stock, we believe that during 2013 such persons filed the reports required under Section 16(a) of the Exchange Act on a timely basis.

ITEM 11.       EXECUTIVE COMPENSATION.

Executive Compensation and Related Information

The table below summarizes the total compensation earned by each of the named executive officers for the fiscal years ended December 31, 2013 and 2012.

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total
J. Brett Pope, CEO	2013	$205,746	$77,919	—	—	$—	$283,665
	2012	125,083	42,500	—	161,250	—	328,833
Winston Black, Managing Director	2013	205,746	77,919	—	—	—	283,665
	2012	125,083	42,500	—	161,250	—	328,833
Charles Jacobson, CFO(1)	2013	—	—	—	—	—	—
	2012	—	—	—	—	—	—
John Nemelka, Former Interim CEO	2013	—	—	—	—	—	—
	2012	111,501	—	230,000	—	125,000	466,501
Paul Burgon, Former Interim CFO	2013	—	—	—	—	—	—
	2012	113,292	—	115,000	—	125,000	353,292

(1)

Mr. Jacobson was appointed CFO effective September 4, 2012. He is not an employee of the Company and receives no salary or other compensation from the Company. He serves as the Company’s CFO pursuant to an agreement between the Company and Pine Hill. All of Mr. Jacobson’s compensation is paid by Pine Hill.

Salary

Messrs. Pope and Black joined the Company effective May 15, 2012. Mr. Nemelka resigned as Interim Chief Executive Officer effective June 29, 2012, and Mr. Pope became CEO effective June 29, 2012. Mr. Burgon resigned as Interim Chief Financial Officer effective September 3, 2012.

Bonus

The amount in the bonus column represents discretionary bonus awards to Messrs. Pope and Black in December 2012. Messrs. Messrs. Pope and Black’s 2013 bonus awards were calculated according to their employment agreements and were paid in April 2014.

Stock Awards

The values for stock awards in this column represent the grant date fair value of shares of restricted stock granted in 2012, computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found in Note 7 to the Company’s consolidated financial statements contained elsewhere in this prospectus. On May 14, 2012, Mr. Nemelka was granted 750,000 shares of restricted stock and Mr. Burgon was granted 375,000 shares of restricted stock in connection with their resignation from the Company. The restricted stock vests in 1/3 increments based upon the Company’s 60-day average stock price performance between $1.66 and $2.49, and will be cancelled if the stock prices fail to meet such vesting criteria in five years.

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

All Other Compensation

The amounts in this column represent for 2012, severance payments to Messrs. Nemelka and Burgon pursuant to the terms of their employment arrangements with the Company.

Material Terms of Employment

On May 15, 2012, the Company entered into employment agreements with each of Messrs. Pope and Black, providing for annual salaries of $200,000 each plus an annual bonus potential based on the Company’s annual pre-tax profit. The annual salaries are subject to cost-of-living increases. The total bonus pool will constitute 10.0% to 10.5% of pre-tax profit (as defined in the agreements) in 2013 and 2014, respectively, and subject to certain adjustments. The employment agreements expire on December 31, 2014. Both Mr. Pope’s and Mr. Black’s employment agreements provide for 6 months’ severance in the event they are terminated by the Company without cause or they resign for good reason. In addition, the Company can elect to pay Mr. Pope and Mr. Black their annual salaries for up to eighteen months (following the six months’ severance period) to enforce a non-compete and non-solicitation agreement for up to two years from the date of their separation from the Company. The Company is also party to indemnification agreements with its executive officers that may require the Company to indemnify such officers against liabilities that may arise by reason of the officers’ status or service.

Since the employees of the Company are at will, the Company does not believe that there are any material risks arising from the Company’s compensation policies and practices for its employees.

2010 Equity Incentive Plan

On November 8, 2010, the board of directors approved the 2010 SWK Holdings Corporation Equity Incentive Plan, or the 2010 Plan. The purpose of the 2010 Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company, by offering them an opportunity to participate in the Company’s future performance through the grant of equity awards. The 2010 Plan is administered by the Compensation Committee of the board. The 2010 Plan provides that the administrator may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. The applicable award agreement will contain the period during which the right to exercise the award in whole or in part vests. At any time after the grant of an award, the administrator may accelerate the period during which the award vests.

Outstanding Equity Awards at December 31, 2013

Below are the outstanding equity awards for the Company’s named executive officers as of December 31, 2013. Mr. Nemelka was awarded these options prior to his appointment as an executive officer of the Company, in his capacity as a director of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name (a)	Number of Securities Underlying Unexercised option (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)		Option Exercise Price ($)(e)	Option Expiration Date ($)(f)	Number of Shares or Units of Stock that have not Vested (#)(g)		Market Value Shares or Units of Stock that have not Vested ($)(h)(3)
J. Brett Pope		750,000	(1)	$0.83	5/14/2017			$885,000
Winston Black		750,000	(1)	$0.83	5/14/2017			$885,000
John F. Nemelka						750,000	(2)	$885,000
	40,000			$2.95	9/7/2016
	10,000			$3.50	3/5/2017
	10,000			$2.67	7/25/2017
	10,000			$1.24	7/28/2018
	10,000			$0.70	7/6/2019
Paul Burgon						375,000	(2)	$442,500

(1)	The options vest in 25% increments based upon the Company’s 60-day average stock price performance between $1.24 and $2.49.

(2)	The restricted stock vests in 1/3 increments based upon the Company’s 60-day average stock price performance between $1.66 and $2.49

(3)	Based on the closing stock price on July 15, 2014.

2013 Option Exercises

None of our named executive officers acquired shares of our common stock pursuant to the exercise of options during our fiscal year ended December 31, 2013.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Messrs. Clifford and Weinberg. No members of our Compensation Committee were employees of SWK during 2013. During 2013, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board or our Compensation Committee.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN STOCKHOLDER MATTERS.

PRINCIPAL STOCKHOLDERS

The table below sets forth information regarding the beneficial ownership of our common stock as of July 1, 2014, by the following individuals or groups:

●	each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;

●	each of our named executive officers;

●	each of our directors; and

●	all current directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Applicable percentage ownership in the following table is based on 43,174,894 shares of common stock outstanding as of July 1, 2014, as adjusted to include options and warrants exercisable within 60 days of July 1, 2014 held by the indicated stockholder or stockholders.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Winston Black (1)	63,701	*
Paul V. Burgon (2)	394,977	*
William T. Clifford (3)	345,000	*
Charles Jacobson	4,000	*
Michael A. Margolis (4)	1,008,600	2.3%
John F. Nemelka (5)	942,544	2.2%
J. Brett Pope (6)	262,469	*
Michael D. Weinberg (7)	305,000	*
All 5 current and former officers and directors as a group (8)	3,326,291	7.7%
5% Stockholders
Entities affiliated with Carlson Capital, L.P. (9)	13,149,100	29.8%

*Less than one percent.

(1)	Excludes 750,000 options to acquire shares of common stock that vest based upon the 60 day average closing price of the Company’s common stock.

(2)	Includes 375,000 shares of restricted stock that vest based upon the 60 day average closing price of the Company’s common stock.

(3)	Includes 100,000 shares of restricted stock that vest based upon the 60 day average closing price of the Company’s common stock, 35,000 shares of restricted stock that vest January 31, 2015, and 90,000 options that are exercisable within 60 days of July 1, 2014.

(4)	Includes 803,600 shares of common stock owned by Maric Capital Fund, L.P. Maric LS, LLC is the investment manager of Maric Capital Fund, L.P. Michael Margolis is the member of Maric LS, LLC. Mr. Margolis disclaims beneficial ownership of any and all such shares in excess of his pecuniary interest therein. Includes 100,000 shares of shares of restricted common stock that vest based upon the 60 day average closing price of the Company’s common stock and 35,000 shares of restricted stock that vest January 31, 2015.

(5)	Includes 750,000 shares of restricted stock that vest based upon the 60 day average closing price of the Company’s common stock, 35,000 shares of restricted stock that vest January 31, 2015, and 80,000 options that are exercisable within 60 days of July 1, 2014.

(6)	Excludes 750,000 options to acquire shares of common stock that vest based upon the 60 day average closing price of the Company’s common stock.

(7)	Includes 200,000 shares of restricted stock that vest based upon the 60 day average closing price of the Company’s common stock and 35,000 shares of restricted stock that vest January 31, 2015. Mr. Weinberg and Carlson Capital, L.P. have advised the Company that Mr. Weinberg is an employee of Carlson Capital, L.P., but is not a controlling person thereof.

(8)	Includes 170,000 shares subject to stock options that are exercisable within 60 days of July 1, 2014.

(9)	Based solely on the Schedule 13D/A filed on June 20, 2014, with the SEC reporting beneficial ownership of 13,149,100 shares, and includes warrants to purchase 1,000,000 shares of common stock by Carlson Capital, L.P., a Delaware limited partnership, or Carlson Capital, and its affiliates (which expressly disclaim beneficial ownership of shares of common stock reported as owned by Mr. Michael D. Weinberg). The 12,149,100 shares beneficially owned by Carlson Capital, L.P. and its affiliates are directly beneficially owned by Double Black Diamond Offshore Ltd., a Cayman Islands exempted company, or Double Offshore, and Black Diamond Offshore Ltd., a Cayman Islands exempted company, or Offshore, and the warrants to purchase 1,000,000 shares are directly beneficially owned by Double Black Diamond, L.P., a Delaware limited partnership, or the Standby Purchaser (together, the Funds). The Schedule 13D/A was filed by: (i) Double Offshore, (ii) Offshore, (iii) the Standby Purchaser, (iv) Carlson Capital; (v) Asgard Investment Corp. II, a Delaware corporation and the general partner of Carlson Capital, or Asgard II; (vi) Asgard Investment Corp., a Delaware corporation and the sole stockholder of Asgard II, or Asgard; (vii) Clint D. Carlson; and (viii) Mr. Weinberg. Carlson Capital, Asgard II, Asgard and Mr. Carlson have the power to vote and direct the disposition of (i) the 721,679 shares reported herein as beneficially owned by Offshore, (ii) the 11,427,421 Shares reported herein as beneficially owned by Double Offshore and (iii) the 1,000,000 Shares issuable upon exercise of a warrant reported herein as beneficially owned by the Standby Purchaser. Carlson Capital is the investment manager of the Funds. The principal business of Asgard II is serving as the general partner of Carlson Capital. The principal business of Asgard is serving as the sole stockholder of Asgard II. The present principal occupation of Mr. Carlson is serving as President of Asgard II, Asgard and Carlson Capital. The principal business address of Carlson Capital is 2100 McKinney Avenue, Suite 1800, Dallas, TX 75201.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans under which equity securities are authorized for issuance, as of December 31, 2013:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	180,000	$2.52	—
Equity compensation plans not approved by security holders	400,000	2.14	4,100,000
Total	580,000	$2.26	4,100,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Certain Transactions with Related Persons

CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

From January 2010 to September 30, 2012, we subleased approximately 2,300 square feet on a month-to-month basis under an agreement with Nightwatch, a company of which John Nemelka, one of our board members is the Managing Principal, and Paul Burgon, our former Interim Chief Financial Officer, is a Principal and the Chief Financial Officer. Our rent under this sublease was approximately $4,200 per month. Additionally, we entered into a services agreement with Nightwatch to provide certain administrative services at cost. These agreements terminated effective June 30, 2012.

We entered a credit facility with the Double Black Diamond, L.P., an entity affiliated with Carlson Capital, L.P. (the “Lender”) on September 6, 2013. The credit facility provides us financing, primarily for the purchase of eligible investments. The facility works as a delayed draw credit facility where we have the ability to draw down, as necessary, over the next 18 months, or the Draw Period, up to $30 million, based on certain conditions. The credit facility provides for an initial $15 million to be available at closing. On or before the last day of the Draw Period, we can request the loan amount to be increased to $30 million upon us realizing net proceeds of at least $10 million in cash through the issuance of new equity securities. Repayment of the facility is due upon maturity, four years from the closing date. The Lender, has received a security interest in basically all of our assets as collateral for the facility. In conjunction with the credit facility, we issued warrants to the Lender for 1,000,000 shares of our common stock at a strike price of $1.3875. In connection with the credit agreement, we and the Lender entered into a Voting Rights Agreement restricting the stockholder’s voting rights under certain circumstances and providing the stockholder a right of first offer on certain future share issuances. As of July 1, 2014, there was $11 million outstanding under the credit facility.

On May 16, 2014, we received a letter from Carlson Capital, LP offering to purchase an additional 80 million shares of our common stock at a price of $1.20 per share. The offer was subsequently amended on June 20, 2014, to provide that Carlson Capital and its affiliates would acquire, either pursuant to the currently proposed rights offering or in a private placement, shares of common stock such that they would own 71% of the our outstanding common stock. This offer is non-binding and is subject to the negotiation and execution of definitive documents. Therefore, we cannot assure you that we will enter into such a transaction on these terms or at all.

Based on a Schedule 13D/A filed on July 16, 2014, with the SEC, the funds affiliated with Carlson Capital, L.P., together with the Lender, reported beneficial ownership of 13,149,100 shares of our common stock, which as of July 1, 2014 represented approximately 29.8% of our outstanding common stock. Carlson Capital, L.P. is the investment manager of the funds and the Lender. Mr. Michael D. Weinberg, who serves as Chairman of our board of directors, is employed by Carlson Capital, L.P. and serves as its Managing Director -- Special Projects.

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

The board met 9 times in 2013, including telephone conference meetings. During 2013, no director attended fewer than 75% of the aggregate of the total number of meetings of the board and the total number of meetings held by all committees of the board on which such director served during the time period for which each such director served on the board.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

2013 and 2012 Audit Fee Summary

Our independent registered public accounting firm, Burr Pilger Mayer, Inc. (“BPM”), audited our financial statements for the years ended December 31, 2013 and 2012.  Set forth below are the aggregated fees (in thousands) billed for audit and other services provided by BPM for 2013 and 2012.

	Year Ended December 31,
	2013	2012
Audit fees (1)	$95	$75
Audit-Related fees (2)	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$95	$75

(1)   Consists of fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly condensed financial statements and services, such as consents and review of SEC comment letters that are normally provided by BPM in connection with statutory and regulatory filing engagements.

(2)   Consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

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

All services provided by the Company’s independent registered public accounting firm in fiscal years 2013 and 2012 were approved in advance by the Audit Committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on August 4, 2014.

SWK Holdings Corporation

/s/ J. BRETT POPE
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

*	These certifications accompany SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.