Form 10-Q
period 2014-06-30
SWK Holdings Corp
filed 2014-08-19
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 10, 2014, there were 43,174,894 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended June 30, 2014

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Outlook . Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM I.              FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$15,817	$7,664
Accounts receivable	367	528
Prepaid expenses and other current assets	1,170	16
Finance receivables	885	660
Deferred tax asset	69	164
Total current assets	18,308	9,032
Finance receivables	30,690	28,626
Marketable investments	3,119	3,119
Investment in unconsolidated entities	9,650	10,425
Deferred tax asset	8,436	9,639
Debt issuance costs	452	523
Other assets	705	211
Total assets	$71,360	$61,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,559	$363
Total current liabilities	1,559	363
Loan credit agreement	11,000	5,000
Warrant liability	316	292
Other long-term liabilities	—	3
Total liabilities	12,875	5,658

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 43,174,894 and 43,034,894 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	43	43
Additional paid-in capital	4,321,590	4,321,454
Accumulated deficit	(4,268,344)	(4,271,193)
Accumulated other comprehensive income	—	—
Total SWK Holdings Corporation stockholders’ equity	53,289	50,304
Non-controlling interests in consolidated entities	5,196	5,613
Total stockholders’ equity	58,485	55,917
Total liabilities and stockholders’ equity	$71,360	$61,575

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues
Finance receivable interest income, including fees	$1,986	$553	$4,017	$927
Marketable investments interest income	87	—	178	—
Income related to investments in unconsolidated entities	1,192	414	2,695	414
Management fees	96	43	138	99

Total Revenues	3,361	1,010	7,028	1,440
Costs and expenses:
General and administrative	742	424	1,411	814
Total costs and expenses	742	424	1,411	814
Income from operations	2,619	586	5,617	626
Interest and other income (expense), net	(2)	15	(36)	38
Income before provision for income tax	2,617	601	5,581	664
Provision for income tax	592	7	1,298	10
Consolidated net income	2,025	594	4,283	654
Net income attributable to non-controlling interests	633	214	1,434	214
Net income attributable to SWK Holdings Corporation Stockholders	$1,392	$380	$2,849	$440
Net income per share attributable to SWK Holdings Corporation Stockholders
Basic	$0.03	$0.01	$0.07	$0.01
Diluted	0.03	0.01	0.07	0.01
Weighted Average Shares
Basic	41,510	41,352	41,486	41,334
Diluted	41,589	41,411	41,559	41,404

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated net income	$2,025	$594	$4,283	$654
Other comprehensive income, net of tax:
Unrealized gains on investment in securities Unrealized holding gains arising during period	—	—	—	—
Less: reclassification adjustment for gains included in net income	—	—	—	—
Total other comprehensive income	—	—	—	—
Comprehensive income	2,025	594	4,283	654
Comprehensive income attributable to non-controlling interests	633	214	1,434	214
Comprehensive income attributable to SWK Holdings Corporation Stockholders	$1,392	$380	$2,849	$440

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Consolidated net income	$4,283	$654
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from investments in unconsolidated entities	(2,695)	(414)
Deferred income taxes	1,298	—
Interest income in excess of cash collected	(391)	—
Loan discount amortization and fee accretion	(120)	(144)
Change in fair value of warrants	(374)	—
Stock-based compensation	138	132
Debt issuance cost amortization	71	—
Depreciation and amortization	1	1
Other non-cash expense	—	5
Changes in operating assets and liabilities:
Accounts receivable	161	108
Restricted cash	—	366
Prepaid expenses and other assets	(1,154)	(11)
Interest reserve	—	(366)
Accounts payable and accrued liabilities	1,196	54
Net cash provided by operating activities	2,414	385

Cash flows from investing activities:
Cash distributions from investments in unconsolidated entities	3,470	1,625
Net increase in finance receivables	(1,880)	(7,878)
Purchases of property and equipment	—	(4)
Net cash provided by (used in) investing activities	1,590	(6,257)

Cash flows from financing activities:
Proceeds from loan credit agreement	6,000	—
Distributions to non-controlling interests	(1,851)	(866)
Net cash provided by (used in) financing activities	4,149	(866)

Net increase (decrease) in cash and cash equivalents	8,153	(6,738)
Cash and cash equivalents at beginning of period	7,664	24,584
Cash and cash equivalents at end of period	$15,817	$17,846

Noncash activity:

The Company received a warrant for 347,222 common shares at an exercise price of $0.43 per share in conjunction with the additional draw on a finance receivable during the six months ended June 30, 2014. The fair value of the warrant of $99,000 was deferred and reflected in other assets in the unaudited condensed consolidated balance sheet.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014. The year-end unaudited condensed consolidated balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP.

Variable Interest Entities

An entity is referred to as a VIE if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity’s residual economics, or (v) the entity was established with non-substantive voting interests. The Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the activities of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. Along with the VIEs that are consolidated in accordance with these guidelines, the Company also holds variable interests in other VIEs that are not consolidated because it is not the primary beneficiary. The Company continually monitors both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. See Note 4 for further discussion of VIEs.

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

If it is determined that a loan should be transferred from HFI to HFS, then the balance is transferred at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a write-off when the carrying amount exceeds fair value and the difference relates to credit quality, otherwise the write-down is recorded as a reduction in interest and other income (expense), net, and any loan loss reserve is reversed. Once classified as HFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance and is reflected as a reduction to interest and other income.

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

Marketable Investments

Available-for-sale securities are reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income, net of applicable income taxes. The available-for-sale portfolio as of June 30, 2014 and December 31, 2013 includes one debt security. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than-temporarily impaired using all available information about the collectability of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

Derivatives

All derivatives held by the Company are recognized in the unaudited condensed consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the unaudited condensed consolidated statements of income. If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the unaudited condensed consolidated statements of income, or recorded in other comprehensive income. The Company had no derivatives designated as hedges as of June 30, 2014 and December 31, 2013. The Company holds three warrants issued to the Company in conjunction with the term loan investments discussed in Note 2. These warrants are included in other assets in the unaudited condensed consolidated balance sheets. The Company issued a warrant on its own common stock in the year ended December 31, 2013, in conjunction with its credit facility discussed in Note 5. This warrant meets the definition of a derivative and is reflected as warrant liability at fair value in the unaudited condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

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

The Company performs ongoing credit evaluations of its customers and generally requires collateral.  For the six months ended June 30, 2014 and 2013, three partners companies accounted for 71 percent and 93 percent of total revenue, respectively. For the three months ended June 30, 2014 and 2013, three partners company accounted for 69 percent and 96 percent of total revenue, respectively.

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

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to SWK Holdings Corporation Shareholders	$1,392	$380	$2,849	$440

Denominator:
Weighted-average shares outstanding	41,510	41,352	41,486	41,334
Effect of dilutive securities	79	59	73	70

Weighted-average diluted shares	41,589	41,411	41,559	41,404

Basic earnings per share	$0.03	$0.01	$0.07	$0.01
Diluted earnings per share	$0.03	$0.01	$0.07	$0.01

For the three and six month periods ended June 30, 2014 and 2013, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 4,175,000 and 4,175,000 shares and 3,205,000 and 5,255,000 shares, respectively, have been excluded from the calculation of diluted net income per share as all such securities were anti-dilutive.

Reclassifications

Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements nor decided upon the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Note 2. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

	June 30, 2014	December 31, 2013
Portfolio

Term Loans	$23,772	$21,420
Royalty Purchases	7,803	7,866
Total	31,575	29,286
Less: current portion	(885)	(660)
Total noncurrent portion of finance receivables	30,690	$28,626

Term Loans

Nautilus Neurosciences, Inc.

On December 5, 2012, the Company entered into a credit agreement pursuant to which the lenders party thereto provided to a neurology-focused specialty pharmaceutical company a term loan in the principal amount of $22,500,000.  The loan was repaid on December 17, 2013. The Company initially provided $19,000,000 and a client of the Company provided the remaining $3,500,000 of the loan. The Company subsequently assigned $12,500,000 of the loan to its clients and retained the remaining $6,500,000. The loan was managed by the Company on behalf of its clients pursuant to the terms of each client’s investment management agreement. The Company recognized $293,000 and $667,000 in interest income, recorded as revenue in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2013, respectively.

Tribute

On August 8, 2013, the Company entered into a credit agreement pursuant to which the Company provided to Tribute Pharmaceuticals Canada Inc. (“Tribute”) a secured term loan in the principal amount of $8,000,000. The loan matures on August 8, 2018. The Company provided $6,000,000 at closing and an additional $2,000,000 on February 4, 2014.

Interest and principal under the loan will be paid by a tiered revenue interest that is charged on quarterly net sales and royalties of Tribute applied in the following priority first, to the payment of all accrued but unpaid interest until paid in full; second to the payment of all principal of the loans.

The loan accrues interest at the LIBOR rate, plus an applicable margin, subject to a 13.5% minimum. In addition, the Company earned an origination fee at closing, and the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $284,000 and $561,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014, respectively.

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

The fair market value of the warrants was $701,000 at June 30, 2014, and is included in other assets in the unaudited condensed consolidated balance sheet. Unrealized holdings gains of $286,000 and $398,000 were included in interest and other income (expense), net in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014, respectively. The Company determined the fair value of the warrants outstanding at June 30, 2014 and December 31, 2013, using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2014	December 31, 2013
Average Dividend rate	0%	0%
Average Risk-free rate	2.2%	2.5%
Average Expected life (years)	6.3	6.6
Average Expected volatility	97%	97%

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

SynCardia Credit Agreement

First Lien Credit Agreement

On December 13, 2013, the Company entered into a credit agreement pursuant to which the Company provided to SynCardia Systems, Inc. (“SynCardia”), a privately-held manufacturer of the world’s first and only FDA, Health Canada and CE (Europe) approved Total Artificial Heart, a secured term loan in the principal amount of $4,000,000. The loan was an expansion of the SynCardia’s existing credit facility, resulting in a total outstanding amount under the existing credit facility of $16,000,000 at closing. At the lenders’ option, the lenders can increase the term loan to $22,000,000; the Company has the right but not the obligation to advance $1,500,000 of any potential increase. The Company funded the $4,000,000, net of an original issue discount of $60,000 and an arrangement fee of $40,000 at closing.

The loan matures on March 5, 2018, with principal due upon maturity. The loan bears interest at a rate of 13.5%.

Pursuant to the terms of the credit agreement and subject to a security agreement, SynCardia granted the lenders a first priority security interest in substantially all of its assets. The security agreement contains certain affirmative and negative covenants.

In the event of a change of control, a merger or a sale of all or substantially all of SynCardia’s assets, the loan shall be due and payable. The lenders will be entitled to certain additional payments in connection with repayments of the loan, both on maturity and in connection with a prepayment or partial prepayment. The obligations to repay the loan may be accelerated upon the occurrence of an event of default under the credit agreement.

In addition to the discount and arrangement fee, the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $167,000 and $330,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014, respectively.

Second Lien Credit Agreement

On December 13, 2013, the Company also entered into a second lien credit agreement, pursuant to which the Company and other lender parties thereto provided to SynCardia, a term loan in the principal amount of $10,000,000 (the “Second Lien Loan”). The Company provided $6,000,000 principal amount of the Second Lien Loan, funded at closing net of an origination fee of $90,000. The Second Lien Loan matures on December 13, 2021.

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

The Company recognized $422,000 and $830,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014, respectively.

Common Stock Purchase

In conjunction with the first lien secured term loan, the Company purchased from SynCardia an aggregate of 40,000 shares of SynCardia’s Common Stock, in consideration for the mutual covenants and agreements set forth in the credit agreement. The shares purchased by the Company reflect an ownership percentage in SynCardia of less than 0.05%. The Company deems the shares to be non-marketable as SynCardia is privately held and in development stage, and has reflected the shares at a zero cost basis at June 30, 2014 and December 31, 2013.

Private Dental Products Company

On December 10, 2013, the Company entered into a credit agreement to provide a private dental products company (“Dental Products Company”) a senior secured term loan with a principal amount of $6,000,000 funded upon close net of an arrangement fee of $60,000. The Loan matures on December 10, 2018.

Interest and principal under the loan will be paid by a tiered revenue interest that is charged on quarterly net sales and royalties of the Dental Products Company. Pursuant to the terms of the agreement, the Company was granted a first priority security interest in substantially all of the Dental Products Company’s assets. The loan accrues interest at the Libor Rate, plus an applicable margin; the Libor Rate is subject to minimum floor values such that that minimum interest rate is 14%.

In the event of a change of control, a merger or a sale of all or substantially all of the Dental Products Company’s assets, the loan shall be due and payable. The Company will be entitled to certain additional payments in connection with repayments, both on maturity and in connection with prepayments.

The Company also received a warrant to purchase up to 225 shares of the Dental Products Company’s common stock, which if exercised, is equivalent to approximately four percent ownership on a fully diluted basis. The warrant expires December 10, 2020. The warrant is valued at zero at June 30, 2014 and December 31, 2013, in the unaudited condensed consolidated balance sheets.

In addition to the arrangement fee, the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $218,000 and $439,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014, respectively.

Parnell Pharmaceuticals Holdings Pty Ltd

On January 23, 2014, the Company entered into a credit agreement pursuant to which the lenders party thereto provided to Parnell Pharmaceuticals Holdings Pty Ltd, a leading global veterinary pharmaceutical business (“Parnell”), a term loan in the principal amount of $25,000,000. The Company provided $10,000,000 and the Company’s investment advisory clients provided the remaining $15,000,000 of the loan. The Company serves as the Agent, Sole Lead Arranger and Sole Bookrunner under the credit agreement. The loan was repaid on June 27, 2014.

Parnell was obligated to make payments calculated on its quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return. The revenue based payment was subject to certain quarterly and annual caps. Pursuant to the terms of the credit agreement, Parnell granted the lenders a first priority security interest in substantially all of Parnell’s assets.

The Company recognized a syndication fee of $321,000 upon execution of the agreement and interest income of $544,000 and $834,000 as revenue in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014, respectively.

Royalty Purchases

Bess Royalty Purchase

On April 2, 2013, the Company, along with Bess Royalty, LP (“Bess”), purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic, from InSite Vision, Inc. Besivance® is marketed globally by Bausch & Lomb. The initial purchase price totaled $15,000,000; the Company funded $6,000,000 of the purchase price at closing to own 40.3125% of the royalty stream. Additional contingent consideration includes (i) $1,000,000 to be paid by Bess upon certain net sales milestones achieved by Bausch & Lomb and (ii) annual payments to be remitted to InSite Vision, Inc. once aggregate royalty payments received by the Company and Bess exceed certain thresholds. Bess paid the $1,000,000 contingent consideration in February 2014, which did not result in a change in the Company’s interest in the royalty. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company and Bess reach a certain threshold as defined in the underlying agreement. As the purchased royalty stream has been capped by the defined threshold amount, in effect limiting the Company’s implicit rate of return, the Company’s share of the purchase price has been reflected as a Finance Receivable in the unaudited condensed consolidated financial statements. The Company recognized approximately $263,000 and $523,000 in interest income in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014, respectively.  The Company recognized approximately $260,000 in interest income in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2013.

Tissue Regeneration Therapeutics Royalty Purchase

On June 12, 2013, the Company purchased from Tissue Regeneration Therapeutics, Inc. (“TRT”) two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector. The initial purchase totaled $2,000,000 paid upon closing. Additional contingent consideration includes (i) $1,250,000 payable upon aggregate royalty payments reaching a certain threshold and (ii) annual sharing payments due to TRT once aggregate royalty payments received by the Company exceed the purchase price paid by the Company. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company reach a certain threshold as defined in the underlying agreement. The purchase has been reflected as a Finance Receivable in the unaudited condensed consolidated financial statements. The Company recognized approximately $87,000 and $178,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014, respectively.

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

The Company monitors the credit quality indicators of performing and non-performing assets. At June 30, 2014 and December 31, 2013, the Company did not have any non-performing assets.

Note 3. Marketable Investments

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3,000,000 of a total $100,000,000 aggregate principal amount offering of a Senior Secured notes due in November 2026.  The notes pay interest quarterly at a rate of 11.5% per annum commencing November 15, 2013. The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $119,000 on November 15, 2013.  Subsequent interest payments from February 15, 2014, through May 15, 2015, are supported by a cash interest reserve account funded at close of $4,500,000.  The notes are subject to redemption on or after July 10, 2015, at a price at or above par, as defined.  The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The notes are reflected at fair value as Available-for-sale securities. The Company recognized approximately $88,000 and $178,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014. During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company had no sales of available-for-sale securities and no securities have been considered impaired.

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities as of June 30, 2014 and December 31, 2013, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for Sale Securities:
Corporate debt securities	$3,119	$—	$—	$3,119
	$3,119	$—	$—	$3,119

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

Consolidated VIE

SWK HP Holdings LP (“SWK HP”)

SWK HP was formed in December 2012 to acquire a limited partnership interest in Holmdel Pharmaceuticals LP (“Holmdel”).   Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product indicated for the treatment of hypertension for a total purchase price of $13,000,000. The Company, through its wholly owned subsidiary SWK Holdings GP LLC (“SWK Holdings GP”) acquired a direct general partnership interest in SWK HP, which in turn acquired a limited partnership interest in Holmdel. The total investment in SWK HP of $13,000,000 included $6,000,000 provided by SWK Holdings GP and $7,000,000 provided by non-controlling interests.   Subject to customary limited partner protections afforded the investors by the terms of the limited partnership agreement, the Company maintains voting and managerial control of SWK HP and therefore includes it in its consolidated financial statements.

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

Unconsolidated VIEs

Holmdel

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP receives a 1x cash on cash return on its interest in Holmdel, SWK HP will receive approximately 84% of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP Holdings LP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 39%. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.  SWK HP’s current ownership in Holmdel approximates 84%.  The Company accounts for its interest in the entity based on the timing of quarterly distributions, which are paid on a quarter lag basis. For the three and six months ended June 30, 2014, the Company recognized $1,192,000 and $2,695,000 of equity method gains, respectively. The amount of equity method gains attributable to the non-controlling interests in SWK HP were $633,000 and $1,434,000 for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, the Company recognized $414,000 of equity method gains, of which $214,000 was attributable to the non-controlling interests in SWK HP.

In addition, SWK HP received cash distributions totaling $3,470,000 during the six months ended June 30, 2014, of which $1,851,000 was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the six months ended June 30, 2014, are as follows (in thousands):

Balance at December 31, 2013	$10,425

Add: Income from investments in unconsolidated entities	2,695

Less: Cash distribution on investments in unconsolidated entities	(3,470)

Balance at June 30, 2014	$9,650

The following table provides the financial statement information related to Holmdel for the comparative periods which SWK HP has reflected its share of Holmdel income in the Company’s consolidated statements of income:

	As of June 30, 2014 (in millions)		Three months ended June 30, 2014 (in millions)	Six months ended June 30, 2014 (in millions)

Assets	$12.8	Net Revenue	$2.2	$5.3
Liabilities	$1.9	Expenses	$0.8	$2.1
Equity	$10.9	Net income	$1.4	$3.2

	As of June 30, 2013 (in millions)		Three months ended June 30, 2013 (in millions)	Six months ended June 30, 2013 (in millions)

Assets	$15.2	Revenue	$4.0	$4.0
Liabilities	$0.2	Expenses	$3.5	$3.5
Equity	$15.0	Net income	$0.5	$0.5

Note 5. Loan Credit Agreement with Related Party

The Company entered a credit facility with an affiliate of a stockholder on September 6, 2013. The credit facility provides financing for the Company, primarily for the purchase of eligible investments. The facility matures on September 6, 2017 and provides that the loan shall accrue interest at the LIBOR rate plus a 6.50% margin. As of June 30, 2014 and December 31, 2013, the applicable interest rate was 6.73% and 6.75%, respectively. The principal is repayable in full at maturity. The facility works as a delayed draw credit facility with the Company having the ability to drawdown, as necessary, over the first 18 months (the “Draw Period”) up to $30,000,000, based on certain conditions. The credit facility provided for an initial $15,000,000 to be available at closing. The Company executed a draw of $5,000,000 on December 9, 2013. During the six months ended June 30, 2014, the Company has executed an additional draw of $6,000,000 to fund certain eligible investments. The balances of $11,000,000 and $5,000,000 are reflected as Loan credit agreement in the unaudited condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013, respectively. On or before the last day of the Draw Period, the Company can request the loan amount to be increased to $30 million upon the Company realizing net proceeds of at least $10 million in cash through the issuance of new equity securities. Repayment of the facility is due upon maturity, four years from the closing date. The stockholder’s affiliate, as lender, has received a security interest in basically all assets of the Company as collateral for the facility. In conjunction with the credit facility, the Company issued warrants to the stockholder’s affiliate for 1,000,000 shares of the Company’s common stock at a strike price of $1.3875. In connection with the credit agreement, the Company and the stockholder and certain of the stockholder’s affiliates, including the lender entered into a Voting Rights Agreement restricting the stockholder’s and such affiliates’ voting rights under certain circumstances and providing the stockholder and such affiliates a right of first offer on certain future share issuances.

Due to certain provisions within the warrant agreement, the warrants meets the definition of a derivative and do not qualify for a scope exception as it is not considered indexed in the Company’s stock. As such, the warrants with a value of $316,000 and $292,000 at June 30, 2014 and December 31, 2013, are reflected as a warrant liability in the unaudited condensed consolidated balance sheet. Unrealized losses of $66,000 and $24,000 were included in interest and other income (expense) in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2014	December 31, 2013
Dividend rate	0%	0%
Risk-free rate	2.1%	2.5%
Expected life (years)	6.2	6.7
Expected volatility	29.3%	27.0%

During the three and six months ended June 30, 2014, the Company recognized interest expense totaling $223,000 and $412,000, respectively. Interest expense included $36,000 and $71,000 of debt issuance cost amortization for the three and six months ended June 30, 2014, respectively.

Note 6. Stockholders’ Equity

Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. As a result of the termination of all employees on December 31, 2009, the stock options held by employees were cancelled on March 31, 2010.  The only remaining options outstanding as of June 30, 2014, under the 1999 Stock Incentive Plan are those held by some of the Company’s current directors.

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

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2013	1,680,000	$1.01	7.8	$458,600
Options cancelled and retired	(10,000)	2.65
Options exercised	—	—
Options granted	—	—
Balances, June 30, 2014	1,670,000	$1.01	7.3	$519,400

Options vested and exercisable and expected to be vested and exercisable at June 30, 2014	1,518,900	$1.03	7.3	$464,626
Options vested and exercisable at June 30, 2014	170,000	$1.38	6.2	$89,500

At June 30, 2014, there were no options available for grant under the 1999 Stock Incentive Plan, and the Company had no total unrecognized stock-based compensation expense under this Plan.  At June 30, 2014, there were 2.6 million shares reserved for equity awards under the 2010 Stock Incentive Plan and the Company had approximately $0.1 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 1.0 years.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2014:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.70	20,000	5.0	$0.70	20,000	$0.70
0.83	1,500,000	7.9	0.83	—	0.83
1.24	20,000	4.1	1.24	20,000	1.24
2.67	20,000	3.1	2.67	20,000	2.67
2.95	90,000	2.3	2.95	90,000	2.95
3.50	20,000	2.7	3.50	20,000	3.50
Total	1,670,000	7.3	$1.01	170,000	$1.38

Employee stock-based compensation expense recognized for time-vesting options for the three and six months ended June 30, 2014 and 2013, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plans.

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

On January 31, 2012, the Board approved a change in the compensation plan for non-employee directors. In lieu of cash payments historically paid to the Company’s directors for Board service, the Board approved an annual grant of 35,000 shares of restricted common stock for each of our non-executive Board members on January 31 of each year, starting with 2012. The restricted shares fully vest on the first anniversary of the grant and are forfeited if the Board member does not complete the full year of service.

The following table summarizes restricted stock activities under the equity incentive plans for the indicated periods:

	Restricted Shares Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, December 31, 2013	1,665,000	$0.39
Shares cancelled and forfeited	—	—
Shares vested	(140,000)	0.83
Shares granted	140,000	1.13
Balances, June 30, 2014	1,665,000	$0.45

For restricted stock granted in 2014 and 2013 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period using the graded amortization method. The fair value and derived service period of awards with market performance vesting was calculated using a lattice model and included adjustments to the fair value of the Company’s common stock resulting from the vesting conditions being based on the underlying stock price. All 1,665,000 restricted shares are included in the Company’s shares outstanding as of June 30, 2014, but are not included in the computation of basic income per share as the shares are not yet earned by the recipients. The Company had $0.1 million of unrecognized stock based compensation expense, net of estimated forfeitures, related to restricted shares which will be recognized over the weighted average remaining period of 0.6 year.

The stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2014 was $62,000 and $138,000, respectively. The stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2013 was $72,000 and $132,000, respectively.

Non-controlling Interests

As discussed in Note 4, SWK HP has a limited partnership interest in Holmdel.    The total investment by SWK HP was $13,000,000, of which SWK Holdings GP provided $6,000,000.  The remaining $7,000,000 is reflected as non-controlling interest in the unaudited condensed consolidated balance sheets.   Changes in the carrying amount of the non-controlling interest in the unaudited condensed consolidated balance sheet for the six months ended June 30, 2014, are as follows:

Balance at December 31, 2013	$5,613
Add: Income attributable to non-controlling interests	1,434
Less: Cash distribution to non-controlling interests	(1,851)
Balance at June 30, 2014	$5,196

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the six months ended June 30, 2014 and 2013.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity method investments included in their unaudited condensed consolidated balance sheets at June 30, 2014 or December 31, 2013.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Tribute warrants	$701	$—	$—	$701
Available-for-sale securities	3,119	—	3,119	—

Financial Liabilities:
Warrant liability	$316	$—	$—	$316

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Tribute warrant	$204	$—	$—	$204
Available-for-sale securities	3,119	—	3,119	—

Financial Liabilities:
Warrant liability	$292	$—	$—	$292

The changes on the value of the Tribute warrant asset during the six months ended June 30, 2014, were as follows (in thousands):

Fair value – December 31, 2013	$204
Issuances	99
Change in fair value	398
Fair value – June 30, 2014	$701

The changes on the value of the warrant liability during the six months ended June 30, 2014, were as follows (in thousands):

Fair value – December 31, 2013	$292
Issuances	—
Change in fair value	24
Fair value – June 30, 2014	$316

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis during the six months ended June 30, 2014 and December 31, 2013.

The following information as of June 30, 2014 and December 31, 2013, is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates.

June 30, 2014	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$15,817	$15,817	$15,817	$—	$—
Finance receivables	31,575	31,615	—	—	31,615
Marketable investments	3,119	3,119	—	3,119	—
Other assets	701	701	—	—	701

Financial Liabilities
Warrant liability	$316	$316	$—	$—	$316

December 31, 2013	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$7,664	$7,664	$7,664	$—	$—
Finance receivables	29,286	29,324	—	—	29,324
Marketable investments	3,119	3,119	—	3,119	—
Other assets	204	204	—	—	204

Financial Liabilities
Warrant liability	$292	$292	$—	$—	$292

Note 8. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had no unrecognized tax benefits as of June 30, 2014 and December 31, 2013.

As of December 31, 2013, the Company’s valuation allowance against deferred tax assets decreased by approximately $20,960,000 due to write off of expired deferred tax assets and partial release of the Company’s valuation allowance.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the unaudited condensed consolidated statements of income for the period that the adjustment is determined to be required.

Deferred tax assets consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Deferred tax assets
Credit carryforward	$2,660	$2,660
Stock based compensation	287	287
Other	59	59
Net operating losses	146,039	146,637

Gross deferred tax assets	148,345	149,643
Valuation allowance	(139,840)	(139,840)
Net deferred tax assets	$8,505	$9,803

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company’s net operating loss and tax credit carryforwards could be limited.

A portion of deferred tax assets relating to NOLs, pertains to NOL carryforwards resulting from tax deductions upon the exercise of employee stock options of approximately $1,800,000. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax expense.

As of June 30, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $433,000,000. The federal net operating loss carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

Note 9. Subsequent Events

On August 18, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Carlson Capital, L.P. (“Carlson”). Pursuant to the terms of the Purchase Agreement, on August 18, 2014, funds affiliated with Carlson (collectively, the “Stockholder”) acquired 55,908,000 newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for a purchase price of $1.37 per share or an aggregate purchase price of $76,593,960 (the “Initial Closing”).

The Purchase Agreement provides that the Company will conduct a rights offering (the “Rights Offering”) as promptly as reasonably practical after the closing of the Purchase Agreement. The Rights Offering will be substantially on the terms set forth in the registration statement on Form S-1 filed by the Company with the SEC on February 13, 2014, as the same has been (and as it may be) amended and supplemented (including each amendment and supplement thereto, the “Registration Statement”). The Stockholder will have the right to participate in the Rights Offering on the same terms as all other stockholders, including with respect to the subscription price. However, the Stockholder agreed that they would exercise only that number of rights they receive in the Rights Offering which represents the number of rights they would have received if the rights had been distributed on the day immediately preceding the Initial Closing.

Double Black Diamond, L.P., an affiliate of the Stockholder, has agreed to serve as the standby purchaser with respect to the Rights Offering and will generally have the right to purchase any unsubscribed rights, (other than rights the Stockholder have agreed not to exercise as described above).

The Purchase Agreement further provides that, following the consummation of the Rights Offering, the Stockholder will purchase a number of newly issued additional shares of Common Stock such that (after taking into account the Initial Closing and the closing of the Rights Offering, including any shares of Common Stock purchased by the Stockholder and its affiliates in the rights offering, including as standby purchaser) the Stockholders’ and its affiliates’ voting percentage of Common Stock equals 69% on a fully-diluted basis.

In connection with the transactions described above, the Company has agreed to reimburse the Stockholder for up to $900,000 in transaction expenses.

In connection with the Purchase Agreement, the Company and the Stockholder entered into a Stockholders’ Agreement, dated as of August 18, 2014 (the “Stockholders’ Agreement”) pursuant to which, among other things, the Company granted the Stockholder approval rights with respect to certain transactions including with respect to the incurrence of indebtedness over specified amounts, the sale of assets over specified amounts, declaration of dividends, loans, capital contributions to or investments in any third party over specified amounts, changes in the size of the board of directors or changes in the Company’s CEO. In addition, the Stockholder agreed that until the earlier of the fifth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock it will not increase its voting percentage of Common Stock to greater than 76% or cause the Company to engage in any buybacks in excess of 3% of the then outstanding shares of Common Stock without offering to acquire all of the then-outstanding Common Stock at the same price and on the same terms and conditions. The Stockholder further agreed that, until the earlier of the fifth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock, it will not sell shares of Common Stock to any purchaser that would result in such purchaser having a voting percentage of Common Stock in excess of 40% (and with neither the Stockholder and its affiliates nor any other holder of Common Stock and its affiliates holding a voting percentage in excess of 40%) unless the purchaser contemporaneously makes a binding offer to acquire all of the then-outstanding Common Stock of the Company, at the same price and on the same terms and conditions as the purchase of shares from the Stockholder. The Stockholder also agreed that, until the earlier of the eighth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock, the Stockholder will not engage in a transaction as described in Rule 13e-3 under the Securities Exchange Act of 1934, as amended, without offering to acquire all of the then-outstanding Common Stock at the same price and on the same terms and conditions. Additionally, until the earlier of the eighth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock, the Stockholder agrees to maintain at least two directors who are not affiliates of the Stockholder or the Company (the “Non-Affiliated Directors”), and agrees that any related party transaction or deregistration of the Common Stock from SEC reporting requirements requires the approval of the Non-Affiliated Directors. The Stockholders’ Agreement also contains a right for the Stockholder to serve as the exclusive standby purchaser for any additional rights offerings prior to September 6, 2016, and a pre-emptive right to purchase its pro rata share of any additional offerings other than such rights offerings by the Company prior to such date.

The Stockholders Agreement also provides that, until the second anniversary of the Initial Closing, the Company will not seek, negotiate or consummate any sale of Common Stock (with certain customary exceptions), except through one or more rights offerings substantially on the same structural terms as the Rights Offering. In addition, the Stockholder agreed that until the earlier of the fifth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock, it would provide support to the Company in various ways, including with respect to sourcing financing and other business opportunities.

Additionally, in connection with the transactions described above, William Clifford, Michael Margolis and John Nemelka resigned from the Company’s board of directors. Pursuant to the Company’s Bylaws, the board of directors appointed Chris Haga, Blair Baker and Ed Stead to fill the vacancies created. Mr. Stead was appointed as a Class II director for a term expiring in 2017 and Mr. Baker and Mr. Haga were appointed as Class III directors for a terms expiring in 2014.

The Company also entered into new employment agreements with J. Brett Pope, chief executive officer, and Winston Black, managing director. Under their respective new agreements, Messrs. Pope and Black will each receive a base salary of $240,000 beginning January 1, 2015, and will be entitled to a bonus based on the Company’s performance. In addition, each received an option grant for 1,000,000 shares with an exercise price of $1.37 per share. Fifty percent of the options vest over 4 years beginning December 31, 2015 and fifty percent vest if the 60 day average closing stock price exceeds $2.06.

In connection with the transactions described above, the Company amended its Second Amended and Restated Rights Agreement to designate the Stockholder and it affiliates as Exempt Persons (as defined in the Rights Agreement) unless they own more than 76% of the outstanding shares of Common Stock.

In connection with the transactions, the Voting Agreement by and among the Stockholder and the Company dated September 6, 2013 was terminated.

Cambia Royalty Purchase

On July 31, 2014, the Company purchased 25% of a royalty stream paid on the net sales of Cambia®, an NSAID pharmaceutical product indicated for the treatment of migraine. Cambia® is marketed in the United States by Depomed, Inc. and in Canada by Tribute. The initial purchase price totaled $4 million. Additional contingent consideration includes (i) $0.5 million to be paid by SWK to the royalty seller upon certain sales of Cambia® reaching certain net sales and (ii) annual payments to be remitted to the royalty seller once aggregate royalty payments received by the Company exceed certain thresholds. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company reach a certain threshold as defined in the underlying agreement.

Response Genetics, Inc.

On July 30, 2014, the Company entered into a credit agreement pursuant to which the Company provided to Response Genetics, Inc. (“Response”) a term loan in the principal amount of $12,000,000. The loan matures on July 30, 2020. The Company provided $8,500,000 at closing. Response can draw down the remaining $3,500,000 of the credit facility at any time until December 31, 2015, if Response achieves certain revenue thresholds, and as long as it is in compliance with all covenants under the credit agreement.

Interest and principal under the loan will be paid by a tiered revenue interest that is charged on quarterly net sales and royalties of Response applied in the following priority first, to the payment of all accrued but unpaid interest until paid in full; second to the payment of all principal of the loans.

The loan shall accrue interest at the LIBOR rate, plus an applicable margin, subject to a 13.5% minimum. In addition, the Company earned an origination fee at closing, and the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan.

In connection with the loan, Response also issued the Company a warrant to purchase 681,090 common shares an exercise price of $0.936 per share, at any time prior to July 30, 2020 with an initial fair value of $378,747.

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

We will evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including, the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (together “life science”) and to tailor our financial solutions to the needs of our business partners. Our business partners are primarily engaged in selling products that directly or indirectly cure diseases and/or improve people’s or animals’ wellness, or they receive royalties paid on the sales of such products. For example, our biotechnology and pharmaceutical business partners manufacture medication that directly treat disease states, whereas our life science tools partners sell a wide variety of research instrumentation to help other companies conduct research into disease states.

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

We source our investment opportunities through a combination of our senior management’s proprietary relationships within the industry, outbound business development efforts and inbound inquiry from companies, institutions and inventors interested in learning about our capital financing alternatives. Our investment advisory clients generally do not originate investment opportunities for us.

Execution of New Strategy

In the third quarter of 2012, we purchased an interest in three revenue-producing investment advisory client contracts from PBS Capital Management, LLC, a firm that our current chief executive officer, or CEO, and our current Managing Director control, for $150,000 plus earn out payments through 2016. Our interest in these contracts can be repurchased, for one dollar, by PBS Capital Management, LLC, in the event that the employment contracts of our current CEO and current Managing Director are not renewed. We generated approximately $96,000 and $43,000 for the three months ended June 30, 2014 and 2013, respectively, in revenue due to our interest in the advisory contracts. We generated approximately $138,000 and $99,000 for the six months ended June 30, 2014 and 2013, respectively, in revenue due to our interest in the advisory contracts. Going forward, we expect revenue generated from these contracts to be immaterial to our financials; however, we expect the investment advisory clients to continue to co-invest with us in future transactions.

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

Including the Nautilus transaction, as of August 10, we have executed eleven transactions under our new strategy, deploying approximately $70 million across a variety of opportunities:

●	$15 million in four transactions where we purchased or financed through a debt investment, royalties generated by the sales of life science products and related intellectual property;

●	$49 million in six transactions where we receive interest and other income by advancing capital in the form of secured debt backed by royalties paid by companies in the life science sector; and

●	$6 million in one transaction where we acquired an indirect interest in the U.S. marketing authorization rights to a pharmaceutical product where we ultimately receive cash flow distributions from the product.

In six of the transactions we participated alongside other investors; our investment advisory clients co-invested in two of these transactions. We completed the other five transactions by ourselves.

The table below provides an overview of the transactions.

	Amount Funded by SWK at June 30, 2014 (1)	Total Transaction Amount (including contingent consideration)		Material Terms	Income Recognized during the three and six months ended June 30, 2014
Royalty Purchases and Financings

Besivance®	$6,000,000	$16,000,000	●	Closed on April 2, 2013	$263,000 and
			●	Purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic marketed by Bausch & Lomb	$523,000 in interest income
			●	SWK owns 40.3% of the royalty; Bess Royalty, LP owns 59.7%
			●	Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds

Tissue Regeneration	$2,000,000	$2,000,000	●	Closed on June 12, 2013	$87,000 and
Therapeutics (“TRT”)			●	Purchased two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector	$178,000 in interest income
			●	$1,250,000 additional payable by us to TRT, contingent upon aggregate royalty payments reaching a certain threshold
			●	Annual sharing payments due TRT once aggregate royalty payments received by us exceed the purchase price paid by us

Cambia®(1)	$4,000,000	$4,000,000	●	Closed on July 31, 2014	No interest income
			●	Purchased a royalty stream paid on the net sales of Cambia®, an NSAID marketed by Depomed, Inc. and Tribute
			●	Up to $0.5 million additional payable by us to the royalty seller, contingent upon aggregate net sales levels achieving certain thresholds
			●	Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds

Senior Secured Debt

Royalty Financing	$3,000,000	$100,000,000	●	Closed on July 9, 2013	$88,000 and
			●	Purchased senior secured notes (first lien) due November 2026	$178,000 in interest income
			●	Pay interest quarterly at a 11.5% annual interest rate
			●	Secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products

	Amount Funded by SWK at June 30, 2014 (1)	Total Transaction Amount (including contingent consideration)		Material Terms	Income Recognized during the three and six months ended June 30, 2014
Term Loans

Tribute	$8,000,000	$8,000,000	●	Closed on August 8, 2013	$284,000 and
Pharmaceuticals Canada Inc. (“Tribute”)			●	Entered into senior secured first lien loan that matures on August 8, 2018	$561,000 in interest income
			●	Repaid by tiered revenue interest that is charged on quarterly net sales and royalties
			●	Bears interest at a floating interest rate, subject to a 13.5% per annum minimum
			●	Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan
			●	Received 1,103,222 warrants to purchase shares of Tribute common stock

SynCardia Systems,	$4,000,000	$16,000,000	●	Closed on December 13, 2013	$167,000 and
Inc. (“SynCardia”)			●	Entered into senior secured first lien credit facility loan due on March 5, 2018; expansion of SynCardia’s existing facility	$330,000 in interest income
			●	At the option of the lenders, the term loan can be increased to $22,000,000; we have the right but not the obligation to advance $1,500,000 under the expansion facility
			●	Repaid with principal due upon maturity and bears interest at a rate of 13.5% per annum
			●	Original issue discount of $60,000 and an arrangement fee of $40,000 paid to us at closing
			●	Entitled to an exit fee upon the maturity of the loan
			●	Purchased an aggregate of 40,000 shares of SynCardia’s common stock, reflecting an ownership percentage in SynCardia of less than 0.05%

SynCardia	$6,000,000	$10,000,000	●	Closed on December 13, 2013	$422,000 and
			●	Entered into senior secured second lien loan which matures on December 13, 2021	$830,000 in interest income
			●	Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of, and any other income and revenue actually received by SynCardia
			●	Earned origination fee of $90,000 at closing

Private Dental Products	$6,000,000	$6,000,000	●	Closed December 10, 2013	$218,000 and
Company (the “Dental Products Company”)			●	Entered into senior secured first lien loan that matures on December 10, 2018	$439,000 in interest income
			●	Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of the Dental Products Company.
			●	Bears interest at a floating interest rate, subject to a 14% per annum minimum
			●	Earned an arrangement fee of $60,000 at closing
			●	We are entitled to an exit fee upon the maturity of the loan
			●	Received a warrant to purchase up to 225 shares in the Dental Products Company’s common stock, which if exercised, is equivalent to approximately four percent ownership on a fully diluted basis. The warrant expires December 10, 2020

	Amount Funded by SWK at June 30, 2014 (1)	Total Transaction Amount (including contingent consideration)		Material Terms	Income Recognized during the three and six months ended June 30, 2014
Parnell Pharmaceuticals Holdings	$10,000,000	$25,000,000	●	Closed on January 23, 2014 and repaid on June 27, 2014.	$544,000 and $834,000 in
Pty Ltd (“Parnell”)			●	Entered into senior secured first lien loan that was to mature on January 23, 2021	interest income
			●	Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return	$321,000 in syndication income
			●	Earned a $375,000 origination fee at closing

Response Genetics, Inc.	$8,500,000	$8,500,000	●	Closed on July 30, 2014	No interest income
(“Response”)(1)			●	Entered into senior secured first lien loan that is to mature on July 30, 2020
			●	Repaid by tiered revenue interest that is charged on quarterly net sales and royalties
			●	Bears interest at a floating interest rate, subject to a 13.5% per annum minimum
			●	Received warrants to purchase 681,090 shares of Response common stock
			●	Response can draw down another $3,500,000 by YE15 if it meets a certain revenue threshold.

Other

Holmdel	$6,000,000	$13,000,000	●	Closed December 20, 2012	$1,503,000 of
Pharmaceuticals, LP (“Holmdel”)			●	Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product	equity method gains, of which $801,000 was
			●	SWK HP Holdings GP LLC, our direct wholly-owned subsidiary, acquired a direct general partnership interest in SWK HP Holdings LP (“SWK LP”)	attributable to the non-controlling interest in SWK
			●	SWK LP acquired a direct limited partnership interest in Holmdel
			●	We receive quarterly distributions based on a royalty paid on net sales of the product

(1) Amount was funded subsequent to June 30, 2014.

Other than the $1,250,000 payable to TRT and the $500,000 payable pursuant to the acquisition of the Cambia® royalty noted above, there are no other earn out payments contracted to be paid by SWK to any of our partner companies. SWK is obligated to fund to Response the $3,5000,000 add on facility pursuant to the credit agreement if Response meets a certain revenue threshold.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2014, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements nor decided upon the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

Revenues

We generated revenues of $3.4 million for the three months ended June 30, 2014, driven primarily by $2.2 million in interest and fees earned on our finance receivables, marketable securities and management fees, and $1.2 million in income related to our investment in an unconsolidated partnership. We generated revenues of $7.0 million for the six months ended June 30, 2014, driven primarily by $4.3 million in interest and fees earned on our finance receivables, marketable securities and management fees, and $2.7 million in income related to our investment in an unconsolidated partnership.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased by 75% to $0.7 million for the three months ended June 30, 2014 from $0.4 million for the three months ended June 30, 2013 due primarily to increased professional fees and compensation expense. General and administrative expenses increased by 73% to $1.4 million for the six months ended June 30, 2014, from $0.9 million for the six months ended June 30, 2013, due to increased professional fees and compensation expense.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was an expense of $2,000 for the three months ended June 30, 2014, which consisted primarily of a $219,000 fair market value gain relating to the Tribute warrant and to our warrant liability, and interest expense of $223,000 relating to our loan credit agreement. During the three months ended June 30, 2013, interest and other income (expense), net was income of $15,000 which consisted solely of interest income.

Interest and other income (expense), net was an expense of $36,000 for the six months ended June 30, 2014, which consisted primarily of a $373,000 fair market value gain relating to the Tribute warrant and to our warrant liability, and interest expense of $412,000 relating to our loan credit agreement. During the six months ended June 30, 2013, interest and other income (expense), net was income of $38,000 which consisted solely of interest income.

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

As of June 30, 2014, we had net operating loss carryforwards for federal income tax purposes of approximately $433,000,000. The federal net operating loss carry forwards if not offset against future income, will expire by 2032, with the majority expiring by 2021.

Liquidity and Capital Resources

As of June 30, 2014, we had $15.8 million in cash and cash equivalents compared to $7.7 million in cash and cash equivalents as of December 31, 2013. As of June 30, 2014, we had working capital of $16.7 million, compared to working capital of $8.7 million as of December 31, 2013.

On August 18, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Carlson Capital, L.P. (“Carlson”). Pursuant to the terms of the Purchase Agreement, on August 18, 2014, funds affiliated with Carlson (collectively, the “Stockholder”) acquired 55,908,000 newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for a purchase price of $1.37 per share or an aggregate purchase price of $76,593,960 (the “Initial Closing”).

The Purchase Agreement provides that the Company will conduct a rights offering (the “Rights Offering”) as promptly as reasonably practical after the closing of the Purchase Agreement. The Rights Offering will be substantially on the terms set forth in the registration statement on Form S-1 filed by the Company with the SEC on February 13, 2014, as the same has been (and as it may be) amended and supplemented (including each amendment and supplement thereto, the “Registration Statement”). The Stockholder will have the right to participate in the Rights Offering on the same terms as all other stockholders, including with respect to the subscription price. However, the Stockholder agreed that they would exercise only that number of rights they receive in the Rights Offering which represents the number of rights they would have received if the rights had been distributed on the day immediately preceding the Initial Closing.

Double Black Diamond, L.P., an affiliate of the Stockholder, has agreed to serve as the standby purchaser with respect to the Rights Offering and will generally have the right to purchase any unsubscribed rights, (other than rights the Stockholder have agreed not to exercise as described above).

The Purchase Agreement further provides that, following the consummation of the Rights Offering, the Stockholder will purchase a number of newly issued additional shares of Common Stock such that (after taking into account the Initial Closing and the closing of the Rights Offering, including any shares of Common Stock purchased by the Stockholder and its affiliates in the rights offering, including as standby purchaser) the Stockholders’ and its affiliates’ voting percentage of Common Stock equals 69% on a fully-diluted basis.

In connection with the transactions described above, the Company has agreed to reimburse the Stockholder for up to $900,000 in transaction expenses.

In connection with the Purchase Agreement, the Company and the Stockholder entered into a Stockholders’ Agreement, dated as of August 18, 2014 (the “Stockholders’ Agreement”) pursuant to which, among other things, the Company granted the Stockholder approval rights with respect to certain transactions including with respect to the incurrence of indebtedness over specified amounts, the sale of assets over specified amounts, declaration of dividends, loans, capital contributions to or investments in any third party over specified amounts, changes in the size of the board of directors or changes in the Company’s CEO. In addition, the Stockholder agreed that until the earlier of the fifth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock it will not increase its voting percentage of Common Stock to greater than 76% or cause the Company to engage in any buybacks in excess of 3% of the then outstanding shares of Common Stock without offering to acquire all of the then-outstanding Common Stock at the same price and on the same terms and conditions. The Stockholder further agreed that, until the earlier of the fifth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock, it will not sell shares of Common Stock to any purchaser that would result in such purchaser having a voting percentage of Common Stock in excess of 40% (and with neither the Stockholder and its affiliates nor any other holder of Common Stock and its affiliates holding a voting percentage in excess of 40%) unless the purchaser contemporaneously makes a binding offer to acquire all of the then-outstanding Common Stock of the Company, at the same price and on the same terms and conditions as the purchase of shares from the Stockholder. The Stockholder also agreed that, until the earlier of the eighth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock, the Stockholder will not engage in a transaction as described in Rule 13e-3 under the Securities Exchange Act of 1934, as amended, without offering to acquire all of the then-outstanding Common Stock at the same price and on the same terms and conditions. Additionally, until the earlier of the eighth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock, the Stockholder agrees to maintain at least two directors who are not affiliates of the Stockholder or the Company (the “Non-Affiliated Directors”), and agrees that any related party transaction or deregistration of the Common Stock from SEC reporting requirements requires the approval of the Non-Affiliated Directors. The Stockholders’ Agreement also contains a right for the Stockholder to serve as the exclusive standby purchaser for any additional rights offerings prior to September 6, 2016, and a pre-emptive right to purchase its pro rata share of any additional offerings other than such rights offerings by the Company prior to such date.

The Stockholders Agreement also provides that, until the second anniversary of the Initial Closing, the Company will not seek, negotiate or consummate any sale of Common Stock (with certain customary exceptions), except through one or more rights offerings substantially on the same structural terms as the Rights Offering. In addition, the Stockholder agreed that until the earlier of the fifth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock, it would provide support to the Company in various ways, including with respect to sourcing financing and other business opportunities.

Additionally, in connection with the transactions described above, William Clifford, Michael Margolis and John Nemelka resigned from the Company’s board of directors. Pursuant to the Company’s Bylaws, the board of directors appointed Chris Haga, Blair Baker and Ed Stead to fill the vacancies created. Mr. Stead was appointed as a Class II director for a term expiring in 2017 and Mr. Baker and Mr. Haga were appointed as Class III directors for a terms expiring in 2014.

The Company also entered into new employment agreements with J. Brett Pope, chief executive officer, and Winston Black, managing director. Under their respective new agreements, Messrs. Pope and Black will each receive a base salary of $240,000 beginning January 1, 2015, and will be entitled to a bonus based on the Company’s performance. In addition, each received an option grant for 1,000,000 shares with an exercise price of $1.37 per share. Fifty percent of the options vest over 4 years beginning December 31, 2015 and fifty percent vest if the 60 day average closing stock price exceeds $2.06.

In connection with the transactions described above, the Company amended its Second Amended and Restated Rights Agreement to designate the Stockholder and it affiliates as Exempt Persons (as defined in the Rights Agreement) unless they own more than 76% of the outstanding shares of Common Stock.

In connection with the transactions, the Voting Agreement by and among the Stockholder and the Company dated September 6, 2013 was terminated.

As a result of the Initial Closing, the Company has the ability to request that the amount available under the credit facility be increased to $30,000,000, subject to satisfaction of the other conditions set forth in the credit agreement.

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

As of August 10, 2014, we have consummated eleven transactions under our new strategy and expect those assets to generate income greater than our expenses in 2014. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2014. Given low current interest rates, we expect the interest rate that we receive on our cash will continue to be at a low rate and to not produce material income. In addition, we expect to generate income other than interest income from our interest in three revenue-producing investment advisory contracts from PBS Capital Management, LLC, as well as income generated from our other investment advisory contracts.

Operating Cash Flow

Net cash provided by operating activities was $2.4 million for the six months ended June 30, 2014 and consisted primarily of net income of $3.4 million partially offset by noncash adjustments of $2.0 million and changes in operating assets and liabilities of $1.0 million. The noncash adjustments were primarily attributable to $2.7 million from equity income on an investment in an unconsolidated entity and $0.5 million in loan discount amortization and fee accretion, offset by $0.4 million in interest income in excess of cash collected. The significant factors that contributed to the change in operating assets and liabilities included increases in accounts payable and accrued liabilities of $1.2 million and an increase in prepaid expenses and other assets of $0.4 million. The increase in prepaid expenses and other assets was primarily due to prepaid offering costs incurred. The increase in accounts payable and accrued expenses was primarily due to the timing of payments. We had positive cash flow from operating activities of $0.4 million for the six months ended June 30, 2013, which included net income of $0.7 million, stocked-based compensation of $0.1 million and $0.2 million from changes in assets and liabilities, partially offset by a $0.4 million income on an equity method and loan fee accretion of $0.1 million.

Investing Cash Flow

The Company’s investing activities had positive cash flow of $1.6 million during the six months ended June 30, 2014, which primarily related to $1.9 million in cash distributions received from an investment in an unconsolidated entity, partially offset by our net issuance of $3.5 million in finance receivables.  The Company’s investing activities provided negative cash flow of $6.3 million during the six months ended June 30, 2013, which primarily related to our issuance of $8.0 million in finance receivables, partially offset by $0.1 million on repayment of finance receivables and $1.6 million in cash distributions from an investment in unconsolidated entities.

Financing Cash Flow

The Company’s financing activities had positive cash flow of $4.1 million for the six months ended June 30, 2014, which consisted of $6.0 million in loan proceeds from our credit agreement, partially offset by $1.9 million in cash distributions to non-controlling interests. The Company’s financing activities had a negative cash flow of $0.9 million for the six months ended June 30, 2013 which consisted of cash distributions to non-controlling interests.

Off-Balance-Sheet Arrangements

As of June 30, 2014, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Outlook

During 2012, we adopted a new corporate strategy to provide capital to a broad range of life science companies, institutions and inventors in order to earn interest, fee, and other income pursuant to this strategy. As of August 10, 2014, we have consummated eleven transactions under our revised strategy. We believe the income generated by these transactions will be more than our operational expenses, and we will begin to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. We expect that the income generated by such future investments would be earned with minimal additional operational expenses.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Prior to commencing our strategic plan, the primary objective of our activities was to preserve cash. During the three months ended June 30, 2014, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at June 30, 2014, approximated its carrying value.

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

August 19, 2014

SWK Holdings Corporation

/s/ J. BRETT POPE
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)

