Form 10-Q
period 2014-09-30
SWK Holdings Corp
filed 2014-11-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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
☐   YES    ☒   NO

As of November 7, 2014, there were 99,082,894 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended September 30, 2014

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Outlook. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM I.              FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$69,183	$7,664
Accounts receivable	696	528
Prepaid expenses and other current assets	521	16
Finance receivables	961	660
Deferred tax asset	136	164
Total current assets	71,497	9,032
Finance receivables	40,505	28,626
Marketable investments	4,849	3,119
Investment in unconsolidated entities	9,347	10,425
Deferred tax asset	7,869	9,639
Debt issuance costs	416	523
Other assets	619	211
Total assets	$135,102	$61,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$694	$363
Total current liabilities	694	363
Loan credit agreement	—	5,000
Warrant liability	536	292
Other long-term liabilities	—	3
Total liabilities	1,230	5,658

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 99,082,894 and 43,034,894 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	99	43
Additional paid-in capital	4,396,652	4,321,454
Accumulated deficit	(4,267,912)	(4,271,193)
Accumulated other comprehensive income	—	—
Total SWK Holdings Corporation stockholders’ equity	128,839	50,304
Non-controlling interests in consolidated entities	5,033	5,613
Total stockholders’ equity	133,872	55,917
Total liabilities and stockholders’ equity	$135,102	$61,575

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues
Finance receivable interest income, including fees	$1,850	$811	$5,866	$1,738
Marketable investments interest income	91	79	269	79
Income related to investments in unconsolidated entities	1,769	627	4,465	1,042
Management fees	8	41	146	140

Total Revenues	3,718	1,558	10,746	2,999
Costs and expenses:
General and administrative	1,131	463	2,542	1,278
Total costs and expenses	1,131	463	2,542	1,278
Income from operations	2,587	1,095	8,204	1,721
Interest and other income (expense), net	(711)	(133)	(747)	(96)
Income before provision for income tax	1,876	962	7,457	1,625
Provision for income tax	500	13	1,798	23
Consolidated net income	1,376	949	5,659	1,602
Net income attributable to non-controlling interests	944	329	2,378	543
Net income attributable to SWK Holdings Corporation Stockholders	$432	$620	$3,281	$1,059
Net income per share attributable to SWK Holdings Corporation Stockholders
Basic	$0.01	$0.01	$0.07	$0.03
Diluted	$0.01	$0.01	$0.07	$0.03
Weighted Average Shares
Basic	67,286	41,352	50,180	41,340
Diluted	67,573	41,464	50,223	41,424

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated net income	$1,376	$949	$5,659	$1,602
Other comprehensive income, net of tax:
Unrealized gains on investment in securities Unrealized holding gains arising during period	—	—	—	—
Less: reclassification adjustment for gains included in net income	—	—	—	—
Total other comprehensive income	—	—	—	—
Comprehensive income	1,376	949	5,659	1,602
Comprehensive income attributable to non-controlling interests	944	329	2,378	543
Comprehensive income attributable to SWK Holdings Corporation Stockholders	$432	$620	$3,281	$1,059

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$5,659	$1,602
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from investments in unconsolidated entities	(4,465)	(1,042)
Deferred income taxes	1,798	—
Interest income in excess of cash collected	(894)	—
Loan discount amortization and fee accretion	(206)	(224)
Change in fair value of warrants	197	125
Stock-based compensation	755	203
Debt issuance cost amortization	107	16
Depreciation and amortization	2	2
Changes in operating assets and liabilities:
Accounts receivable	(168)	(92)
Restricted cash	—	391
Prepaid expenses and other assets	(505)	4
Interest reserve	—	(393)
Accounts payable and accrued liabilities	328	283
Net cash provided by operating activities	2,608	875

Cash flows from investing activities:
Cash distributions from investments in unconsolidated entities	5,543	3,403
Net increase in finance receivables	(11,672)	(13,789)
Investment in marketable investments	(1,500)	(3,000)
Purchases of property and equipment	(1)	(4)
Net cash used in investing activities	(7,630)	(13,390)

Cash flows from financing activities:
Net proceeds from issuance of common stock	74,499	—
Net repayment of loan credit agreement	(5,000)	—
Distributions to non-controlling interests	(2,958)	(1,815)
Debt issuance costs	—	(335)
Net cash provided by (used in) financing activities	66,541	(2,150)

Net increase (decrease) in cash and cash equivalents	61,519	(14,665)
Cash and cash equivalents at beginning of period	7,664	24,584
Cash and cash equivalents at end of period	$69,183	$9,919

Noncash activity:

The Company received a warrant for 347,222 common shares at an exercise price of $0.43 per share in conjunction with the additional draw on a term loan on February 4, 2014. The fair value of the warrant at time of receipt was $99,000. The warrant is reflected in other assets in the unaudited condensed consolidated balance sheet.

The Company received a warrant for 681,090 common shares at an exercise price of $0.94 per share in conjunction with a new term loan on July 30, 2014. The fair value of the warrant at the time of receipt was $379,000. On September 9, 2014, the Company assigned rights under the warrant to 200,321 common shares to an investment management client as part of a Loan Assignment. The fair value of the assigned rights at time of transfer was $115,000. The warrant, net of portion assigned, is reflected in other assets in the unaudited condensed consolidated balance sheet.

On September 15, 2014, the Company was issued 165,374 shares of Series F Preferred Stock of SynCardia, Inc. in lieu of cash payment of $230,000 on the SynCardia Second Lien Credit Agreement.

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

Marketable Investments

The Company’s marketable investment portfolio includes two equity securities and one debt security as of September 30, 2014, and one equity security and one debt security as of December 31, 2013. The debt security is classified as an available-for-sale security, which is reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income, net of applicable income taxes. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than-temporarily impaired using all available information about the collectability of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

The Company’s equity securities as of September 30, 2014, represent shares in privately-held companies and do not have a readily determinable fair value. As such, they are currently reflected at cost. As of September 30, 2014, there are no indicators of impairment for these securities.

Derivatives

All derivatives held by the Company are recognized in the unaudited condensed consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the unaudited condensed consolidated statements of income. If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the unaudited condensed consolidated statements of income, or recorded in other comprehensive income. The Company had no derivatives designated as hedges as of September 30, 2014, and December 31, 2013. The Company holds four warrants issued to the Company in conjunction with the term loan investments discussed in Note 2. These warrants are included in other assets in the unaudited condensed consolidated balance sheets. The Company issued a warrant on its own common stock in the year ended December 31, 2013, in conjunction with its credit facility discussed in Note 5. This warrant meets the definition of a derivative and is reflected as warrant liability at fair value in the unaudited condensed consolidated balance sheets as of September 30, 2014, and December 31, 2013.

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

The Company performs ongoing credit evaluations of its customers and generally requires collateral.  For the nine months ended September 30, 2014 and 2013, three partner companies accounted for 69 percent and 85 percent of total revenue, respectively. For the three months ended September 30, 2014, two partner companies accounted for 65 percent of total revenue. For the three months ended September 30, 2013, three partner companies accounted for 78 percent of total revenue.

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

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to SWK Holdings Corporation Shareholders	$432	$620	$3,281	$1,059

Denominator:
Weighted-average shares outstanding	67,286	41,352	50,180	41,340
Effect of dilutive securities	287	112	43	84

Weighted-average diluted shares	67,573	41,464	50,223	41,424

Basic earnings per share	$0.01	$0.01	$0.07	$0.03
Diluted earnings per share	$0.01	$0.01	$0.07	$0.03

For the three and nine month periods ended September 30, 2014 and 2013, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 5.9 million, 6.1 million, 4.2 million and 4.2 million shares, respectively, have been excluded from the calculation of diluted net income per share as all such securities were anti-dilutive.

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

The carrying value of finance receivables are as follows (in thousands):

Portfolio	September 30, 2014	December 31, 2013

Term Loans	$29,702	$21,420
Royalty Purchases	11,764	7,866
Total	41,466	29,286
Less: current portion	(961)	(660)
Total noncurrent portion of finance receivables	$40,505	$28,626

Term Loans

Nautilus Neurosciences, Inc.

On December 5, 2012, the Company entered into a credit agreement pursuant to which the lenders party thereto provided to a neurology-focused specialty pharmaceutical company a term loan in the principal amount of $22,500,000.  The loan was repaid on December 17, 2013. The Company initially provided $19,000,000 and a client of the Company provided the remaining $3,500,000 of the loan. The Company subsequently assigned $12,500,000 of the loan to its clients and retained the remaining $6,500,000. The loan was managed by the Company on behalf of its clients pursuant to the terms of each client’s investment management agreement. The Company recognized $335,000 and $1,002,000 in interest income, recorded as revenue in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2013, respectively.

Tribute

On August 8, 2013, the Company entered into a credit agreement pursuant to which the Company provided to Tribute Pharmaceuticals Canada Inc. (“Tribute”) a secured term loan in the principal amount of $8,000,000. The loan matures on August 8, 2018. The Company provided $6,000,000 at closing and an additional $2,000,000 on February 4, 2014. On October 1, 2014, the credit agreement was amended to increase the secured term loan total commitment to $17,000,000, with $6,000,000 funded at the time of the amendment. The unfunded commitment under the loan is currently $3,000,000.

Interest and principal under the loan will be paid by a tiered revenue interest that is charged on quarterly net sales and royalties of Tribute applied in the following priority first, to the payment of all accrued but unpaid interest until paid in full; second to the payment of all principal of the loans.

The loan accrues interest at the LIBOR rate, plus an applicable margin, subject to a 13.5% minimum. In addition, the Company earned an origination fee at closing, and the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $307,000 and $868,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014, respectively. The Company recognized $130,000 for the three and nine months ended September 30, 2013.

In connection with the loan and at closing, Tribute also issued the Company a warrant to purchase 755,794 common shares at an exercise price of $0.60 per share that may be exercised at any time prior to August 8, 2020, with an initial fair value of $334,000.   In conjunction with the additional draw on February 4, 2014, Tribute issued an additional warrant to purchase 347,222 common shares at an exercise price of $0.432 per share that may be exercised at any time prior to February 4, 2021, with an initial fair value of $99,000. In conjunction with the credit agreement amendment on October 1, 2014, Tribute issued an additional warrant to purchase 740,000 common shares at an exercise price of $0.70 per share that may be exercised at any time prior to October 1, 2019.

The fair market value of the warrants was $385,000 and $204,000 at September 30, 2014, and December 31, 2013, respectively, and is included in other assets in the unaudited condensed consolidated balance sheets. An unrealized holding loss of $316,000 and an unrealized holding gain of $82,000 were included in interest and other income (expense), net in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014, respectively. An unrealized holding loss of $69,000 was included in interest and other income (expense), net for the three and nine months ended September 30, 2013. The Company determined the fair value of the warrants outstanding at September 30, 2014, and December 31, 2013, using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2014	December 31, 2013
Average Dividend rate	0%	0%
Average Risk-free rate	2.2%	2.5%
Average Expected life (years)	6.0	6.6
Average Expected volatility	97%	97%

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

SynCardia Credit Agreement

First Lien Credit Agreement

On December 13, 2013, the Company entered into a credit agreement pursuant to which the Company provided to SynCardia Systems, Inc. (“SynCardia”), a privately-held manufacturer of the world’s first and only FDA, Health Canada and CE (Europe) approved Total Artificial Heart, a secured term loan in the principal amount of $4,000,000. The loan was an expansion of SynCardia’s existing credit facility, resulting in a total outstanding amount under the existing credit facility of $16,000,000 at closing. At the lenders’ option, the lenders can increase the term loan to $22,000,000; the Company has the right but not the obligation to advance $1,500,000 of any potential increase. The Company funded the $4,000,000, net of an original issue discount of $60,000 and an arrangement fee of $40,000 at closing.

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

In addition to the discount and arrangement fee, the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $170,000 and $500,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014, respectively.

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

The Second Lien Loan shall be repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of, and any other income and revenue actually received by SynCardia. Pursuant to the terms of the Second Lien Loan, SynCardia granted the lenders a second priority security interest in its assets subject to a security agreement, which contains certain affirmative and negative covenants.

In the event of a Change of Control, the Second Lien Loan shall be due, with the total amount payable to the lenders equal to a specified premium defined by the terms of the Second Lien Loan. The obligations to repay the Second Lien Loan may be accelerated upon the occurrence of an event of default under the terms of the Second Lien Loan.

The Company recognized $487,000 and $1,317,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014, respectively. The Company was issued 165,374 shares of Series F Preferred Stock of SynCardia, Inc. in lieu of cash payment of $230,000.

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

The Company also received a warrant to purchase up to 225 shares of Dental Products Company’s common stock, which if exercised, is equivalent to approximately four percent ownership on a fully diluted basis. The warrant expires December 10, 2020. The warrant is valued at zero at September 30, 2014, and December 31, 2013, in the unaudited condensed consolidated balance sheets.

In addition to the arrangement fee, the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $226,000 and $664,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014, respectively.

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

Parnell was obligated to make payments calculated on its quarterly net sales and royalties until such time as the lenders received a 2.0x cash on cash return. The revenue based payment was subject to certain quarterly and annual caps. Pursuant to the terms of the credit agreement, Parnell granted the lenders a first priority security interest in substantially all of Parnell’s assets.

The Company recognized a syndication fee of $321,000 upon execution of the credit agreement and interest income of zero and $834,000 as revenue in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014, respectively.

Response Genetics

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

Interest and principal under the loan will be paid by a tiered revenue interest that is charged on quarterly net sales and royalties of Response applied in the following priority: first, to the payment of all accrued but unpaid interest until paid in full; and second to the payment of all principal of the loans.

The loan shall accrue interest at the LIBOR rate, plus an applicable margin, subject to a 13.5% minimum. In addition, the Company earned an origination fee at closing, and the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized approximately $190,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014.

In connection with the loan, Response also issued the Company a warrant to purchase 681,090 common shares at an exercise price of $0.94 per share, at any time prior to July 30, 2020 with an initial fair value of $379,000, which is included in other assets on the condensed consolidated balance sheets.

On September 9, 2014, the Company assigned to an investment management client approximately $3,500,000 of the total term loan commitment at par. The assignment included $2,500,000 previously funded to Response, and an unfunded commitment of approximately $1,000,000. In addition the Company assigned rights under the warrant to 200,321 common shares. The fair value of the transferred warrant rights at time of the assignment was $115,000.

The fair market value of the warrant held by the Company at September 30, 2014 was $228,000, and is included in other assets in the unaudited condensed consolidated balance sheets. An unrealized holding loss of $36,000 was included in interest and other income (expense), net in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014. The Company determined the fair value of the warrants outstanding at September 30, 2014, using the Black-Scholes option pricing model with the following assumptions:

September 30, 2014
Average Dividend rate	0%
Average Risk-free rate	2.2%
Average Expected life (years)	5.8
Average Expected volatility	88%

Royalty Purchases

Bess Royalty Purchase

On April 2, 2013, the Company, along with Bess Royalty, LP (“Bess”), purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic, from InSite Vision, Inc. Besivance® is marketed globally by Bausch & Lomb. The initial purchase price totaled $15,000,000; the Company funded $6,000,000 of the purchase price at closing to own 40.3125% of the royalty stream. Additional contingent consideration includes (i) $1,000,000 to be paid by Bess upon certain net sales milestones achieved by Bausch & Lomb and (ii) annual payments to be remitted to InSite Vision, Inc. once aggregate royalty payments received by the Company and Bess exceed certain thresholds. Bess paid the $1,000,000 contingent consideration in February 2014, which did not result in a change in the Company’s interest in the royalty. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company and Bess reach a certain threshold as defined in the underlying agreement. As the purchased royalty stream has been capped by the defined threshold amount, in effect limiting the Company’s implicit rate of return, the Company’s share of the purchase price has been reflected as a Finance Receivable in the unaudited condensed consolidated financial statements. The Company recognized approximately $222,000 and $745,000 in interest income in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014, respectively.  The Company recognized approximately $257,000 and $517,000 in interest income in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2013.

Tissue Regeneration Therapeutics Royalty Purchase

On June 12, 2013, the Company purchased from Tissue Regeneration Therapeutics, Inc. (“TRT”) two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector. The initial purchase totaled $2,000,000 paid upon closing. On October 20, 2014, additional consideration of $1,250,000 was paid upon aggregate royalty payments reaching a certain threshold. Additional contingent consideration includes annual sharing payments due to TRT once aggregate royalty payments received by the Company exceed the purchase price paid by the Company. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company reach a certain threshold as defined in the underlying agreement. The purchase has been reflected as a Finance Receivable in the unaudited condensed consolidated financial statements. The Company recognized approximately $92,000 and $270,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014, respectively, and $88,000 for the three and nine months ended September 30, 2013

Cambia® Royalty Purchase

On July 31, 2014, the Company purchased 25% of a royalty stream paid on the net sales of Cambia®, an NSAID pharmaceutical product indicated for the treatment of migraine. Cambia® is marketed in the United States by Depomed, Inc. and in Canada by Tribute. The initial purchase price totaled $4,000,000. Additional contingent consideration includes (i) $500,000 to be paid by the Company to the seller upon Cambia® reaching certain net sales and (ii) annual sharing payments to be remitted to the seller once aggregate royalty payments received by the Company exceed certain thresholds. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company reach a certain threshold as defined in the purchase agreement. The Company recognized approximately $153,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014.

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

The Company would individually develop the allowance for credit losses for any identified impaired loans if any existed. In developing the allowance for credit losses, the Company would consider, among other things, the following credit quality indicators:

•	business characteristics and financial conditions of obligors;
•	current economic conditions and trends;
•	actual charge-off experience;
•	current delinquency levels;
•	value of underlying collateral and guarantees;
•	regulatory environment; and,
•	any other relevant factors predicting investment recovery.

The Company monitors the credit quality indicators of performing and non-performing assets. At September 30, 2014 and December 31, 2013, the Company did not have any non-performing assets.

Note 3. Marketable Investments

Investment in securities at September 30, 2014, and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
Available for sale securities	$3,119	$3,119
Equity securities	1,730	—
Total	$4,849	$3,119

Debt Security

Senior Secured Note

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3,000,000 of a total $100,000,000 aggregate principal amount offering of a Senior Secured notes due in November 2026.  The notes pay interest quarterly at a rate of 11.5% per annum commencing November 15, 2013. The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $119,000 on November 15, 2013.  Subsequent interest payments from February 15, 2014, through May 15, 2015, are supported by a cash interest reserve account funded at close of $4,500,000.  The notes are subject to redemption on or after July 10, 2015, at a price at or above par, as defined.  The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The notes are reflected at fair value as Available-for-sale securities. The Company recognized approximately $91,000 and $269,000 in interest income recorded as revenue in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014. The Company recognized approximately $79,000 in interest income recorded as revenue for the three and nine months ended September 30, 2013.

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities as of September 30, 2014 and December 31, 2013, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$3,119	$—	$—	$3,119
	$3,119	$—	$—	$3,119

Equity Securities

SynCardia Series F Preferred Stock

On September 15, 2014, the Company purchased a total of 1,244,511 shares of Series F Preferred Shares of SynCardia at price of $1.39 per share, including 165,374 shares which were received in lieu of cash payment for $230,000 in interest income on the second lien loan. The Company’s total investment in SynCardia at September 30, 2014 was $1,730,000. The holders of the preferred shares are entitled to vote on all matters upon which holders of common shares have the right to vote and have representation on SynCardia’s Board of Directors. The preferred shares can be converted into common shares at any time after the date of issuance, and are automatically converted into common shares upon the closing of a public offering. The preferred shares will entitle the holder to receive a dividend at annual rate of ten percent and will accrue whether or not declared by SynCardia’s Board of Directors, and whether or not actually paid. No dividend will be declared or paid on any common shares unless simultaneously there also is declared or paid, a dividend on the preferred shares. Dividends accrued will be payable in cash or stock as determined, (i) upon the voluntary or involuntary conversion of the preferred shares, (ii) upon redemption thereof, or (iii) upon the occurrence of the liquidation or dissolution of the affairs of SynCardia.

Common Stock Purchase

In conjunction with the first lien secured term loan with SynCardia, Inc., the Company purchased from SynCardia an aggregate of 40,000 shares of SynCardia’s Common Stock, in consideration for the mutual covenants and agreements set forth in the credit agreement. The shares purchased by the Company reflect an ownership percentage in SynCardia of less than 0.05%. The Company deems the shares to not have a readily determinable fair value. SynCardia is privately held and in development stage. The Company has reflected the shares at a zero cost basis as of September 30, 2014, and December 31, 2013.

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company had no sales of available-for-sale securities and no securities have been considered impaired.

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

Unconsolidated VIEs

Holmdel

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP receives a 1x cash on cash return on its interest in Holmdel, SWK HP will receive approximately 84% of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP Holdings LP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 39%. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.  SWK HP’s current ownership in Holmdel approximates 84%.  The Company accounts for its interest in the entity based on the timing of quarterly distributions, which are paid on a quarter lag basis. For the three and nine months ended September 30, 2014, the Company recognized $1,769,000 and $4,465,000 of equity method gains, respectively. The amount of equity method gains attributable to the non-controlling interests in SWK HP were $944,000 and $2,378,000 for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, the Company recognized $627,000 and $1,042,000, respectively, of equity method gains. The amounts attributable to the non-controlling interests were $329,000 and $543,000, respectively for the three and nine months ended September 30, 2013.

In addition, SWK HP received cash distributions totaling $5,543,000 during the nine months ended September 30, 2014, of which $2,958,000 was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the nine months ended September 30, 2014, are as follows (in thousands):

Balance at December 31, 2013	$10,425

Add: Income from investments in unconsolidated entities	4,465

Less: Cash distribution on investments in unconsolidated entities	(5,543)

Balance at September 30, 2014	$9,347

The following table provides the financial statement information related to Holmdel for the comparative periods which SWK HP has reflected its share of Holmdel income in the Company’s consolidated statements of income:

	As of September 30, 2014 (in millions)		Three months ended September 30, 2014 (in millions)	Nine months ended September 30, 2014 (in millions)

Assets	$13.1	Net Revenue	$2.8	$8.1
Liabilities	$2.5	Expenses	$0.7	$2.8
Equity	$10.6	Net income	$2.1	$5.3

	As of September 30, 2013 (in millions)		Three months ended September 30, 2013 (in millions)	Nine months ended September 30, 2013 (in millions)

Assets	$12.5	Net Revenue	$4.3	$8.3
Liabilities	$0.0	Expenses	$3.6	$7.1
Equity	$12.5	Net income	$0.7	$1.2

Note 5. Loan Credit Agreement with Related Party

The Company entered into a credit facility with an affiliate of a stockholder on September 6, 2013. The credit facility provides financing for the Company, primarily for the purchase of eligible investments. The facility matures on September 6, 2017, and provides that the loan shall accrue interest at the LIBOR rate plus a 6.50% margin. The average interest rate for the period the facility was outstanding during the nine months ended September 30, 2014, was 6.73%. The principal is repayable in full at maturity. The facility works as a delayed draw credit facility with the Company having the ability to drawdown, as necessary, over the first 18 months (the “Draw Period”) up to $30,000,000, based on certain conditions. The credit facility provided for an initial $15,000,000 to be available at closing. The Company executed a draw of $5,000,000 on December 9, 2013. During the nine months ended September 30, 2014, the Company executed additional draws totaling $6,000,000 and then utilized net proceeds received from the Shareholder Equity Investment discussed in Note 6, to pay down the $11,000,000 outstanding balance of the credit facility. The balances of $0 and $5,000,000 are reflected as Loan credit agreement in the unaudited condensed consolidated balance sheet as of September 30, 2014 and December 31, 2013, respectively. On or before the last day of the Draw Period, the Company can request the loan amount to be increased to $30 million upon the Company realizing net proceeds of at least $10 million in cash through the issuance of new equity securities; the Shareholder Equity Investment discussed in Note 6 fulfilled this requirement and as a result the Company has $19,000,000 of availability remaining on the facility. The stockholder’s affiliate, as lender, has received a security interest in basically all assets of the Company as collateral for the facility. In conjunction with the credit facility, the Company issued warrants to the stockholder’s affiliate for 1,000,000 shares of the Company’s common stock at a strike price of $1.3875. In connection with the credit agreement, the Company and the stockholder and certain of the stockholder’s affiliates, including the lender entered into a Voting Rights Agreement restricting the stockholder’s and such affiliates’ voting rights under certain circumstances and providing the stockholder and such affiliates a right of first offer on certain future share issuances.

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception as it is not considered indexed in the Company’s stock. As such, the warrants with a value of $536,000 and $292,000 at September 30, 2014, and December 31, 2013, are reflected as a warrant liability in the unaudited condensed consolidated balance sheet. Unrealized losses of $219,000 and $244,000 were included in interest and other income (expense) in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2014	December 31, 2013
Dividend rate	0%	0%
Risk-free rate	2.2%	2.5%
Expected life (years)	5.9	6.7
Expected volatility	32.4%	27.0%

During the three and nine months ended September 30, 2014, the Company recognized interest expense totaling $141,000 and $553,000, respectively. Interest expense included $36,000 and $107,000 of debt issuance cost amortization for the three and nine months ended September 30, 2014, respectively.

As of November 14, 2014, no amounts were outstanding under the credit facility.

Note 6. Stockholders’ Equity

Shareholder Equity Investment

On August 18, 2014, the Company entered into a Securities Purchase Agreement with Carlson Capital, L.P. (“Carlson”). Pursuant to the terms of the securities purchase agreement, funds affiliated with Carlson (collectively the “Stockholder”) acquired 55,908,000 newly issued shares of the Company’s common stock, par value $0.001 per share for a purchase price of $1.37 per share or an aggregate purchase price of $76,594,000 (the “Initial Closing”). The Company incurred issuance costs of $2,095,000 in relation to this transaction, which made the net proceeds $74,499,000.

The securities purchase agreement provides that the Company will conduct a rights offering as promptly as reasonably practical after the closing of the securities purchase agreement. The rights offering will be on the terms set forth in the registration statement on Form S-1 filed by the Company with the SEC on February 13, 2014, as the same has been (and as it may be) amended and supplemented, and which was declared effective by the SEC on October 26, 2014. The Stockholder will have the right to participate in the rights offering on the same terms as all other stockholders, including with respect to the subscription price. However, the Stockholder agreed that they would exercise only that number of rights they receive in the rights offering which represents the number of rights they would have received if the rights had been distributed on the day immediately preceding the Initial Closing.

An affiliate of the Stockholder, has agreed to serve as the standby purchaser with respect to the rights offering and will generally have the right to purchase any unsubscribed rights, (other than rights the Stockholder have agreed not to exercise as described above).

The securities purchase agreement further provides that, following the consummation of the rights offering, the Stockholder will purchase a number of newly issued additional shares of common stock such that (after taking into account the Initial Closing and the closing of the rights offering, including any shares of common stock purchased by the Stockholder and its affiliates in the rights offering, including as standby purchaser) the Stockholders’ and its affiliates’ voting percentage of common stock equals 69% on a fully-diluted basis.

In connection with the securities purchase agreement, the Company and the Stockholder entered into a stockholders’ agreement, pursuant to which, among other things, the Company granted the Stockholder approval rights with respect to certain transactions including with respect to the incurrence of indebtedness over specified amounts, the sale of assets over specified amounts, declaration of dividends, loans, capital contributions to or investments in any third party over specified amounts, changes in the size of the board of directors or changes in the Company’s CEO. In addition, the Stockholder agreed that until the earlier of the fifth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of the Company’s common stock it will not increase its voting percentage to greater than 76% or cause the Company to engage in any buybacks in excess of 3% of the then outstanding shares of common stock without offering to acquire all of the then-outstanding common stock at the same price and on the same terms and conditions. The Stockholder further agreed that, until the earlier of the fifth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of common stock, it will not sell shares of common stock to any purchaser that would result in such purchaser having a voting percentage of common stock in excess of 40% unless the purchaser contemporaneously makes a binding offer to acquire all of the then-outstanding common stock of the Company, at the same price and on the same terms and conditions as the purchase of shares from the Stockholder. The Stockholder also agreed that, until the earlier of the eighth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of common stock, the Stockholder will not engage in a transaction as described in Rule 13e-3 under the Securities Exchange Act of 1934, as amended, without offering to acquire all of the then-outstanding common stock at the same price and on the same terms and conditions. Additionally, until the earlier of the eighth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of common stock, the Stockholder agrees to maintain at least two directors who are not affiliates of the Stockholder or the Company (the “Non-Affiliated Directors”), and agrees that any related party transaction or deregistration of the Common Stock from SEC reporting requirements requires the approval of the Non-Affiliated Directors. The stockholders’ agreement also contains a right for the Stockholder to serve as the exclusive standby purchaser for any additional rights offerings prior to September 6, 2016, and a pre-emptive right to purchase its pro rata share of any additional offerings other than such rights offerings by the Company prior to such date.

The stockholders agreement also provides that, until the second anniversary of the Initial Closing, the Company will not seek, negotiate or consummate any sale of common stock, except through one or more rights offerings substantially on the same structural terms as the rights offering. In addition, the Stockholder agreed that until the earlier of the fifth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of common stock, it would provide support to the Company in various ways, including with respect to sourcing financing and other business opportunities.

In connection with the transactions described above, the Company amended its Second Amended and Restated Rights Agreement to designate the Stockholder and its affiliates as Exempt Persons (as defined in the rights agreement) unless they own more than 76% of the outstanding shares of common stock.

In connection with the transactions, the Voting Agreement by and among the Stockholder and the Company dated September 6, 2013 was terminated.

Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. As a result of the termination of all employees on December 31, 2009, the stock options held by employees were cancelled on March 31, 2010.  The only remaining options outstanding as of September 30, 2014, under the 1999 Stock Incentive Plan are those held by some of the Company’s former directors.

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

On August 18, 2014, the Company entered into new employment agreements with J. Brett Pope and Winston L. Black. In conjunction with the new employment agreements, each received an option grant for 1,000,000 shares with an exercise price of $1.37 per share. Fifty percent of the options vest annually over 4 years beginning December 31, 2015 and fifty percent vest if the 30-day average closing stock price exceeds $2.06 prior to December 31, 2018. In addition, the options granted to Messrs. Pope and Black on May 14, 2012 were modified to extend the termination date of the options from May 14, 2017 to December 31, 2018. As a result, the Company remeasured these grants as of August 18, 2014. The modification resulted in incremental value of $151,500, with $24,000 being expensed during the three months ended September 30, 2014.

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2013	1,680,000	$1.01	7.8	$458,600
Options cancelled and retired	(10,000)	2.65
Options exercised	—	—
Options granted	2,000,000	1.37
Balances, September 30, 2014	3,670,000	$1.20	8.6	$1,109,200

Options vested and exercisable and expected to be vested and exercisable at September 30, 2014	3,380,000	$1.20	8.6	$1,048,500
Options vested and exercisable at September 30, 2014	545,000	$1.36	6.1	$251,700

At September 30, 2014, there were no options available for grant under the 1999 Stock Incentive Plan, and the Company had no total unrecognized stock-based compensation expense under this Plan.  At September 30, 2014, there were 2.7 million shares reserved for equity awards under the 2010 Stock Incentive Plan and the Company had approximately $0.8 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 2.2 years.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2014:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.70	20,000	4.8	$0.70	20,000	$0.70
0.83	1,500,000	7.7	0.83	375,000	0.83
1.24	20,000	3.8	1.24	20,000	1.24
1.37	2,000,000	9.9	1.37	—	1.37
2.67	20,000	2.8	2.67	20,000	2.67
2.95	90,000	1.9	2.95	90,000	2.95
3.50	20,000	2.4	3.50	20,000	3.50
Total	3,670,000	8.6	$1.20	545,000	$1.36

Employee stock-based compensation expense recognized for time-vesting options for the three and nine months ended September 30, 2014, and 2013, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plans.

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

On January 31, 2012, the Board approved a change in the compensation plan for non-employee directors. In lieu of cash payments historically paid to the Company’s directors for Board service, the Board approved an annual grant of 35,000 shares of restricted common stock for each of our non-executive Board members on January 31 of each year, starting with 2012. The restricted shares fully vest on the first anniversary of the grant and are forfeited if the Board member does not complete the full year of service, subject to certain exceptions.

The following table summarizes restricted stock activities under the equity incentive plans for the indicated periods:

	Restricted Shares Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, December 31, 2013	1,665,000	$0.39
Shares cancelled and forfeited	—	—
Shares vested	(680,000)	0.83
Shares granted	140,000	1.13
Balances, September 30, 2014	1,125,000	$0.45

For restricted stock granted in 2014 and 2013 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period using the graded amortization method. The fair value and derived service period of awards with market performance vesting was calculated using a lattice model and included adjustments to the fair value of the Company’s common stock resulting from the vesting conditions being based on the underlying stock price. As a result of the Initial Closing, 540,000 shares of restricted stock vested pursuant to the terms of the Company’s 2010 Stock Incentive Plan. As a result, the Company recognized $545,000 of expense during the three months ended September 30, 2014. The remaining 1,125,000 restricted shares are included in the Company’s shares outstanding as of September 30, 2014, but are not included in the computation of basic income per share as the shares are not yet earned by the recipients. The Company had no unrecognized stock based compensation expense, net of estimated forfeitures, related to restricted shares as of September 30, 2014.

The stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2014, was $617,000 and $755,000, respectively. The stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2013 was $71,000 and $203,000, respectively.

Non-controlling Interests

As discussed in Note 4, SWK HP has a limited partnership interest in Holmdel. The total investment by SWK HP was $13,000,000, of which SWK Holdings GP provided $6,000,000.  The remaining $7,000,000 is reflected as non-controlling interest in the unaudited condensed consolidated balance sheets.   Changes in the carrying amount of the non-controlling interest in the unaudited condensed consolidated balance sheet for the nine months ended September 30, 2014, are as follows:

Balance at December 31, 2013	$5,613
Add: Income attributable to non-controlling interests	2,378
Less: Cash distribution to non-controlling interests	(2,958)
Balance at September 30, 2014	$5,033

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the nine months ended September 30, 2014 and 2013.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity method investments included in their unaudited condensed consolidated balance sheets at September 30, 2014 or December 31, 2013.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Tribute warrants	$385	$—	$—	$385
Response Genetics warrant	228			228
Available-for-sale securities	3,119	—	3,119	—

Financial Liabilities:
Warrant liability	$536	$—	$—	$536

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Tribute warrant	$204	$—	$—	$204
Available-for-sale securities	3,119	—	3,119	—

Financial Liabilities:
Warrant liability	$292	$—	$—	$292

The changes on the value of the Tribute and Response Genetics warrants during the nine months ended September 30, 2014, were as follows (in thousands):

Fair value – December 31, 2013	$204
Issuances	478
Assignment	(115)
Change in fair value	46
Fair value – September 30, 2014	$613

The changes on the value of the warrant liability during the nine months ended September 30, 2014, were as follows (in thousands):

Fair value – December 31, 2013	$292
Issuances	—
Change in fair value	244
Fair value – September 30, 2014	$536

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis during the nine months ended September 30, 2014 and December 31, 2013.

The following information as of September 30, 2014 and December 31, 2013, is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates.

September 30, 2014	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$69,183	$69,183	$69,183	$—	$—
Finance receivables	41,466	41,505	—	—	41,505
Marketable investments	4,849	4,849	—	3,119	1,730
Other assets	613	613	—	—	613

Financial Liabilities
Warrant liability	$536	$536	$—	$—	$536

December 31, 2013	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$7,664	$7,664	$7,664	$—	$—
Finance receivables	29,286	29,324	—	—	29,324
Marketable investments	3,119	3,119	—	3,119	—
Other assets	204	204	—	—	204

Financial Liabilities
Warrant liability	$292	$292	$—	$—	$292

Note 8. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had no unrecognized tax benefits as of September 30, 2014, and December 31, 2013.

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

Deferred tax assets consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Deferred tax assets
Credit carryforward	$2,660	$2,660
Stock based compensation	287	287
Other	59	59
Net operating losses	144,839	146,637

Gross deferred tax assets	147,845	149,643
Valuation allowance	(139,840)	(139,840)
Net deferred tax assets	$8,005	$9,803

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

As of September 30, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $426,000,000. The federal net operating loss carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

Note 9. Subsequent Events

Tribute

On October 1, 2014, the Company and Tribute amended the credit agreement to increase the secured term loan total commitment to $17,000,000 from $8,000,000, with $6,000,000 of the additional amount funded at the time of the amendment. The unfunded commitment under the loan is currently $3,000,000.

In conjunction with the credit agreement amendment, Tribute issued an additional warrant to the Company to purchase 740,000 common shares with an exercise price of $0.70 per share that may be exercised at any time prior to October 1, 2019.

ABT Molecular Imaging, Inc.

On October 10, 2014, the Company entered into a credit agreement pursuant to which the Company provided to ABT Molecular Imaging, Inc. (“ABT”) a second lien term loan in the principal amount of $10,000,000. The loan matures on October 8, 2021.

ABT is obligated to make payments calculated on its quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return. The revenue-based payment is subject to certain quarterly and annual caps. The total amount payable is subject to adjustment under certain events including qualified partial payments, a change of control or full prepayment of the loan. The revenue-based payment is made quarterly.

Pursuant to the terms of the credit agreement, ABT granted the lenders a second priority security interest in substantially all of its assets. The credit agreement contains certain affirmative and negative covenants. The obligations to repay the loan may be accelerated upon the occurrence of an event of default under the terms of the credit agreement.

In connection with the loan, ABT also issued the Company 5,000,000 common share purchase warrants with each warrant entitling the Company to acquire one common share in the capital of ABT at an exercise price of US$0.20, at any time prior to October 10, 2034.

PDI, Inc.

On October 31, 2014, the Company entered into a credit agreement among pursuant to which the Company provided to PDI, Inc. (“PDI”) a term loan in the principal amount of $20,000,000. The loan matures on October 31, 2020.

Interest and principal under the loan will be paid by a tiered revenue interest that is charged on quarterly net sales and royalties of PDI applied in the following priority first, to the payment of all accrued but unpaid interest until paid in full; second to the payment of all principal of the loans. Beginning in January 2017, PDI will be required to make principal payments on the loan. Additionally, beginning in January 2017 and ending on October 31, 2020, subject to a quarter cap, the Company will be entitled to receive quarterly revenue-based payments from PDI equal to 1.25% of revenue derived from net sales of molecular diagnostics products.

In addition, the Company earned a $300,000 origination fee at closing, and the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan.

Pursuant to the terms of the credit agreement, PDI entered into a guarantee granting the Company a security interest in substantially all of their respective assets. The credit agreement contains certain affirmative and negative covenants. The obligations under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default under the credit agreement.

Rights Offering

On November 3, 2014, the Company commenced a rights offering. Stockholders of record as of October 30, 2014, will be eligible to participate in the rights offering. Pursuant to the rights offering, holders of shares of common stock will receive non-transferable rights to purchase newly issued shares of common stock of the Company. Each subscription right will entitle stockholders to purchase 0.345662431 shares of common stock of the Company at a subscription price of $0.86 per share. If the rights offering is fully subscribed, the Company will issue approximately 14,534,884 shares and receive gross proceeds of approximately $12.5 million. Carlson has agreed to act as a standby purchaser, and under certain circumstances, to acquire shares not subscribed for in the rights offering. The rights offering is scheduled to expire on November 24, 2014, unless extended.

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

The majority of our transactions are expected to be structured similarly to factoring transactions whereby we provide capital in exchange for an interest in an existing revenue stream. We do not anticipate providing capital in situations prior to the commercialization of a product. The existing revenue stream can take several forms, but is most commonly either a royalty derived from the sales of a life science product (1) from the marketing efforts of a third party, such as a royalty paid to an inventor on the sales of a medicine or (2) from the marketing efforts of a partner company, such as a medical device company that directly sells its own products. Our structured debt investments may include warrants or other features, giving us the potential to realize enhanced returns on a portion of our portfolio. Capital that we provide directly to our partners is generally used for growth and general working capital purposes, as well as for acquisitions or recapitalizations in select cases. We generally fund the full amount of transactions up to $20 million through our working capital.

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

In circumstances where a transaction is greater than $20 million, we seek to syndicate amounts in excess of $20 million to our investment advisory clients. In addition, we may participate in transactions in excess of $20 million with investors other than our investment advisory clients. In those instances, we do not expect to earn investment advisory income from the participations of such investors.

We source our investment opportunities through a combination of our senior management’s proprietary relationships within the industry, outbound business development efforts and inbound inquiry from companies, institutions and inventors interested in learning about our capital financing alternatives. Our investment advisory clients generally do not originate investment opportunities for us.

Execution of New Strategy

In the third quarter of 2012, we purchased an interest in three revenue-producing investment advisory client contracts from PBS Capital Management, LLC, a firm that our current chief executive officer, or CEO, and our current Managing Director control, for $150,000 plus earn out payments through 2016. Our interest in these contracts can be repurchased, for one dollar, by PBS Capital Management, LLC, in the event that the employment contracts of our current CEO and current Managing Director are not renewed. We generated approximately $8,000 and $41,000 for the three months ended September 30, 2014, and 2013, respectively, in revenue due to our interest in the advisory contracts. We generated approximately $146,000 and $140,000 for the nine months ended September 30, 2014, and 2013, respectively, in revenue due to our interest in the advisory contracts. Going forward, we expect revenue generated from these contracts to be immaterial to our financials; however, we expect the investment advisory clients to continue to co-invest with us in future transactions.

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

As of November 14, 2014, we have executed 15 transactions under our new strategy, deploying approximately $106,480,000 across a variety of opportunities:

●	$16,250,000 in four transactions where we purchased or financed through a debt investment, royalties generated by the sales of life science products and related intellectual property;

●	$82,500,000 in nine transactions where we receive interest and other income by advancing capital in the form of secured debt backed by royalties paid by companies in the life science sector; and

●	$6,000,000 in one transaction where we acquired an indirect interest in the U.S. marketing authorization rights to a pharmaceutical product where we ultimately receive cash flow distributions from the product; and

●	$1,730,000 in one transaction where SWK purchased shares of preferred stock, which includes $230,000 in lieu of cash payment.

In six of the transactions we participated alongside other investors; our investment advisory clients co-invested in two of these transactions. We completed the other five transactions by ourselves. Subsequent to closing Response Genetics, however, we syndicated a portion of the loan to an investment advisory client.

The table below provides an overview of the transactions.

a
	Amount Funded by SWKs as of November 14, 2014	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during the three and nine months ended September 30, 2014
Royalty Purchases and Financings

Besivance®	$6,000,000	$16,000,000

•        Closed on April 2, 2013

•        Purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic marketed by Bausch & Lomb

•        SWK owns 40.3% of the royalty; Bess Royalty, LP owns 59.7%

•        Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds

				$222,000 and $745,000 in interest income

Tissue Regeneration Therapeutics (“TRT”)	$3,250,000	$3,250,000

•        Closed on June 12, 2013

•        Purchased two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector

•        $1,250,000 additional consideration paid to TRT on October 20, 2014, upon reaching aggregate royalty payments threshold

•        Annual sharing payments due TRT once aggregate royalty payments received by us exceed the purchase price paid by us

				$92,000 and $270,000 in interest income

Cambia®	$4,000,000	$4,000,000

•        Closed on July 31, 2014

•        Purchased a royalty stream paid on the net sales of Cambia®, an NSAID marketed by Depomed, Inc. and Tribute

•        Up to $0.5 million additional payable by us to the royalty seller, contingent upon aggregate net sales levels achieving certain thresholds

•        Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds

				$153,000 interest income

	Amount Funded by SWK as of November 14, 2014	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during the three and nine months ended September 30, 2014
Senior Secured Debt

Royalty Financing	$3,000,000	$100,000,000

•        Closed on July 9, 2013

•        Purchased senior secured notes (first lien) due November 2026

•        Pay interest quarterly at a 11.5% annual interest rate

•        Secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products

				$91,000 and $269,000 in interest income

Term Loans

Tribute Pharmaceuticals Canada Inc. (“Tribute”)	$14,000,000	$17,000,000

•        Closed $8,000,000 on August 8, 2013

•        Entered into senior secured first lien loan that matures on August 8, 2018

•        Repaid by tiered revenue interest that is charged on quarterly net sales and royalties

•        Bears interest at a floating interest rate, subject to a 13.5% per annum minimum

•        Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

•        Received 1,103,222 warrants to purchase shares of Tribute common stock

•        On October 1, 2014, credit agreement amended to increase total commitment to $17,000,000 from $8,000,000, with $6,000,000 funded at the time of the amendment. Received warrant to purchase additional 740,000 shares of common stock.

				$307,000 and $868,000 in interest income

SynCardia Systems, Inc. (“SynCardia”)	$4,000,000	$16,000,000

•        Closed on December 13, 2013

•        Entered into senior secured first lien credit facility loan due on March 5, 2018; expansion of SynCardia’s existing facility

•        At the option of the lenders, the term loan can be increased to $22,000,000; we have the right but not the obligation to advance $1,500,000 under the expansion facility

•        Repaid with principal due upon maturity and bears interest at a rate of 13.5% per annum

•        Original issue discount of $60,000 and an arrangement fee of $40,000 paid to us at closing

•        Entitled to an exit fee upon the maturity of the loan

•        Purchased an aggregate of 40,000 shares of SynCardia’s common stock, reflecting an ownership percentage in SynCardia of less than 0.05%

				$170,000 and $500,000 in interest income

SynCardia	$6,000,000	$10,000,000

•        Closed on December 13, 2013

•        Entered into senior secured second lien loan which matures on December 13, 2021

•        Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of, and any other income and revenue actually received by SynCardia

•        Earned origination fee of $90,000 at closing

				$487,000 and $1,317,000 in interest income

	Amount Funded by SWK as of November 14, 2014	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during the three and nine months ended September 30, 2014
Private Dental Products Company (the “Dental Products Company”)	$6,000,000	$6,000,000

•        Closed December 10, 2013

•        Entered into senior secured first lien loan that matures on December 10, 2018

•        Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of the Dental Products Company.

•        Bears interest at a floating interest rate, subject to a 14% per annum minimum

•        Earned an arrangement fee of $60,000 at closing

•        We are entitled to an exit fee upon the maturity of the loan

•        Received a warrant to purchase up to 225 shares in the Dental Products Company’s common stock, which if exercised, is equivalent to approximately four percent ownership on a fully diluted basis. The warrant expires December 10, 2020

				$226,000 and $664,000 in interest income

Parnell Pharmaceuticals Holdings Pty Ltd (“Parnell”)	—	$25,000,000

•        Closed $10,000,000 on January 23, 2014 and repaid on June 27, 2014.

•        Entered into senior secured first lien loan that was to mature on January 23, 2021

•        Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return

•        Earned a $375,000 origination fee at closing

				$0 and $834,000 in interest income $321,000 in syndication income

Response Genetics, Inc. (“Response”)	$6,000,000	$12,000,000

•        Closed on July 30, 2014, funding $8,000,000.

•        On September 9, 2014, participated out to an investment management client $3,500,000, of which $2,500,000 was previously funded to Response.

•        Entered into senior secured first lien loan that is to mature on July 30, 2020

•        Repaid by tiered revenue interest that is charged on quarterly net sales and royalties

•        Bears interest at a floating interest rate, subject to a 13.5% per annum minimum

•        Received warrants to purchase 681,090 shares of Response common stock

•        Response can draw down another $3,500,000 by YE15 if it meets a certain revenue threshold.

				$190,000 interest income

ABT Molecular Imaging, Inc. (“ABT”)	$10,000,000	$10,000,000

•        Closed October 10, 2014

•        Entered into senior secured second lien loan that is to mature on October 8, 2021

•        Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return

•        Received warrants to purchase 5,000,000 shares of ABT common stock

				No Income

PDI, Inc. (“PDI”)	$20,000,000	$20,000,000

•        Closed on October 31, 2014

•        Entered into senior secured first lien loan that matures on October 31, 2020

•        Repaid by tiered revenue interest that is charged on quarterly net sales and royalties

•        Bears interest at a floating interest rate, subject to a 13.5% per annum minimum

•        Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

•        Beginning January 2017 until maturity, receive 1.25% royalty paid quarterly on net sales of molecular diagnostics products

				No Income

Other

Holmdel Pharmaceuticals, LP (“Holmdel”)	$6,000,000	$13,000,000

•        Closed December 20, 2012

•        Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product

•        SWK HP Holdings GP LLC, our direct wholly-owned subsidiary, acquired a direct general partnership interest in SWK HP Holdings LP (“SWK LP”)

•        SWK LP acquired a direct limited partnership interest in Holmdel

•        We receive quarterly distributions based on a royalty paid on net sales of the product

				$1,769,000 and $4,465,000, respectively, of equity method gains, of which $944,000 and $2,378,000, respectively were attributable to the non-controlling interest in SWK

SynCardia	$1,730,000	Up to $15,000,000

•        Closed September 15, 2014

•        Acquired 1,244,511 shares of Series F Preferred Stock

•        Automatically converts into common shares upon the closing of a public offering

•        Entitles holder to receive dividend at annual rate of ten percent

				No Income

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2014, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Revenues

SWK generated revenues of $3.7 million for the three months ended September 30, 2014, driven primarily by $1.9 million in interest and fees earned on our finance receivables and $1.8 million in income related to our investment in an unconsolidated partnership. SWK generated revenues of $10.7 million for the nine months ended September 30, 2014, driven primarily by $5.9 million in interest and fees earned on our finance receivables and $4.5 million in income related to our investment in an unconsolidated partnership.

SWK generated revenues of $1.6 million for the three months ended September 30, 2013, driven by $0.8 million in interest and fees earned on our finance receivables and $0.6 million in income related to our investment in unconsolidated partnerships. SWK generated revenues of $3.0 million for the nine months ended September 30, 2013, driven by $1.7 million in interest and fees earned on our finance receivables and $1.0 million in income related to our investment in unconsolidated partnerships.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased by 144% to $1.1 million for the three months ended September 30, 2014, from $0.5 million for the three months ended September 30, 2013, due primarily to increased professional fees and compensation expense. Approximately $0.5 million of the increase in compensation expense was due to accelerated vesting of equity compensation triggered by the consummation of the purchase agreement transaction. Despite the increase, as a percentage of revenue, general and administrative expenses remained unchanged at 30% between the three months ended September 30, 2014 and 2013. General and administrative expenses increased by 99% to $2.5 million for the nine months ended September 30, 2014, from $1.3 million for the nine months ended September 30, 2013, due to increased professional fees and compensation expense. As a percentage of revenue, general and administrative expenses decreased to 24% for the nine months ended September 30, 2014 compared to 43% for the nine months ended September 30, 2013.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was an expense of approximately $0.7 million for the three months ended September 30, 2014, which consisted primarily of an approximately $0.6 million fair market value loss relating to the Tribute and Response Genetics warrants and to our warrant liability, and interest expense of approximately $0.1 million relating to our loan credit agreement. During the three months ended September 30, 2013, interest and other income (expense), net was an expense of approximately $0.1 million, which consisted primarily of an approximately $0.1 million fair market value loss relating to the Tribute warrant and to our warrant liability.

Interest and other income (expense), net was an expense of approximately $0.7 million for the nine months ended September 30, 2014, which consisted primarily of an approximately $0.2 million fair market value loss relating to the Tribute and Response Genetics warrants and to our warrant liability, and interest expense of approximately $0.6 million relating to our loan credit agreement. During the nine months ended September 30, 2013, interest and other income (expense), net was an expense of approximately $0.1 million, which consisted primarily of an approximately $0.1 million fair market value loss relating to the Tribute warrant and to our warrant liability, and a nominal amount of interest expense relating to our loan credit agreement, offset by interest income on cash.

Provision for Income Taxes

SWK incurred net operating losses on a consolidated basis for all years from inception through 2012. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not.” As of December 31, 2013, SWK concluded that it is more likely than not that the Company will be able to realize approximately $9,803,000 benefit of the U.S. federal and state deferred tax assets in the future.

As of September 30, 2014, SWK had net operating loss carryforwards for federal income tax purposes of approximately $426,000,000. The federal net operating loss carry forwards if not offset against future income, will expire by 2032, with the majority expiring by 2021.

Liquidity and Capital Resources

As of September 30, 2014, SWK had $69.2 million in cash and cash equivalents compared to $7.7 million in cash and cash equivalents as of December 31, 2013. As of September 30, 2014, we had working capital of $70.8 million, compared to working capital of $8.7 million as of December 31, 2013.

On August 18, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Carlson Capital, L.P. (“Carlson”). Pursuant to the terms of the Purchase Agreement, on August 18, 2014, funds affiliated with Carlson (collectively, the “Stockholder”) acquired 55,908,000 newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for a purchase price of $1.37 per share or an aggregate purchase price of $76,594,000 (the “Initial Closing”). The company included issuance costs of $2,095,000 in relation to this transaction, which made the net proceeds $74,499,000.

The Purchase Agreement provides that the Company will conduct a rights offering (the “Rights Offering”) as promptly as reasonably practical after the closing of the Purchase Agreement. The Rights Offering will be on the terms set forth in the registration statement on Form S-1 filed by the Company with the SEC on February 13, 2014, as the same has been (and as it may be) amended and supplemented (including each amendment and supplement thereto, the “Registration Statement”), which Registration Statement was declared effective by the SEC on October 26, 2014. The Stockholder will have the right to participate in the Rights Offering on the same terms as all other stockholders, including with respect to the subscription price. However, the Stockholder agreed that they would exercise only that number of rights they receive in the Rights Offering which represents the number of rights they would have received if the rights had been distributed on the day immediately preceding the Initial Closing.

Double Black Diamond, L.P., an affiliate of the Stockholder, has agreed to serve as the standby purchaser with respect to the Rights Offering and will generally have the right to purchase any unsubscribed rights, (other than rights the Stockholder have agreed not to exercise as described above).

The Company commenced the Rights Offering on November 3, 2014 and the Rights Offering expires on November 24, 2014, unless extended.

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

In connection with the transactions described above, the Company has agreed to reimburse the Stockholder for up to $900,000 in transaction expenses, of which the Company has reimbursed the Stockholder $516,000.

In connection with the Purchase Agreement, the Company and the Stockholder entered into a Stockholders’ Agreement, dated as of August 6, 2104 (the “Stockholders’ Agreement”) pursuant to which, among other things, the Company granted the Stockholder approval rights with respect to certain transactions including with respect to the incurrence of indebtedness over specified amounts, the sale of assets over specified amounts, declaration of dividends, loans, capital contributions to or investments in any third party over specified amounts, changes in the size of the board of directors or changes in the Company’s CEO. In addition, the Stockholder agreed that until the earlier of the fifth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock it will not increase its voting percentage of Common Stock to greater than 76% or cause the Company to engage in any buybacks in excess of 3% of the then outstanding shares of Common Stock without offering to acquire all of the then-outstanding Common Stock at the same price and on the same terms and conditions. The Stockholder further agreed that, until the earlier of the fifth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock, it will not sell shares of Common Stock to any purchaser that would result in such purchaser having a voting percentage of Common Stock in excess of 40% (and with neither the Stockholder and its affiliates nor any other holder of Common Stock and its affiliates holding a voting percentage in excess of 40%) unless the purchaser contemporaneously makes a binding offer to acquire all of the then-outstanding Common Stock of the Company, at the same price and on the same terms and conditions as the purchase of shares from the Stockholder. The Stockholder also agreed that, until the earlier of the eighth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock, the Stockholder will not engage in a transaction as described in Rule 13e-3 under the Securities Exchange Act of 1934, as amended, without offering to acquire all of the then-outstanding Common Stock at the same price and on the same terms and conditions. Additionally, until the earlier of the eighth anniversary of the Initial Closing or the date it owns less than 40% of the outstanding shares of Common Stock, the Stockholder agrees to maintain at least two directors who are not affiliates of the Stockholder or the Company (the “Non-Affiliated Directors”), and agrees that any related party transaction or deregistration of the Common Stock from SEC reporting requirements requires the approval of the Non-Affiliated Directors. The Stockholders’ Agreement also contains a right for the Stockholder to serve as the exclusive standby purchaser for any additional rights offerings prior to September 6, 2016, and a pre-emptive right to purchase its pro rata share of any additional offerings other than such rights offerings by the Company prior to such date.

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

The Company also entered into new employment agreements with J. Brett Pope, chief executive officer, and Winston Black, managing director. Under their respective new agreements, Messrs. Pope and Black will each receive a base salary of $240,000 beginning January 1, 2015, and will be entitled to a bonus based on the Company’s performance. In addition, each received an option grant for 1,000,000 shares at an exercise price of $1.37 per share. Fifty percent of the options vest over 4 years beginning December 31, 2015, and fifty percent vest if the 30-day average closing stock price exceeds $2.06.

In connection with the transactions described above, the Company amended its Second Amended and Restated Rights Agreement to designate the Stockholder and it affiliates as Exempt Persons (as defined in the Rights Agreement) unless they own more than 76% of the outstanding shares of Common Stock.

In connection with the transactions, the Voting Agreement by and among the Stockholder and the Company dated September 6, 2013, was terminated.

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

As of November 14, 2014, we have consummated fifteen transactions under our new strategy and expect those assets to generate income greater than our expenses in 2014. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2014. Given low current interest rates, we expect the interest rate that we receive on our cash will continue to be at a low rate and to not produce material income. In addition, we expect to generate income other than interest income from our interest in three revenue-producing investment advisory contracts from PBS Capital Management, LLC, as well as income generated from our other investment advisory contracts.

Operating Cash Flow

Net cash provided by operating activities was $2.6 million for the nine months ended September 30, 2014 and consisted primarily of net income of $5.7 million partially offset by noncash adjustments of $2.7 million and changes in operating assets and liabilities of $0.3 million. The noncash adjustments were primarily attributable to $4.5 million from equity income on an investment in an unconsolidated entity and $1.1 million in loan discount amortization, fee accretion and interest income in excess of cash collected, offset partially by $1.8 million deferred tax provision, $0.8 million stock compensation expense and $0.2 million net fair value market losses on warrants. We had positive cash flow from operating activities of $0.9 million for the nine months ended September 30, 2013, which included net income of $1.6 million, stock-based compensation of $0.2 million and $0.2 million from changes in assets and liabilities, partially offset by a $1.0 million income on an equity method and loan fee accretion of $0.2 million.

Investing Cash Flow

The Company’s investing activities had negative cash flow of $7.6 million during the nine months ended September 30, 2014, driven by net issuances of $11.7 million in finance receivables and a $1.5 million investment in marketable securities. These were partially offset by $5.5 million in cash distributions received from an investment in an unconsolidated entity.  The Company’s investing activities provided negative cash flow of $13.4 million during the nine months ended September 30, 2013, which primarily related to $13.8 million net issuance in finance receivables and a $3.0 million investment in marketable securities, partially offset by $3.4 million in cash distributions from an investment in an unconsolidated entity.

Financing Cash Flow

The Company’s financing activities had positive cash flow of $66.5 million for the nine months ended September 30, 2014, which consisted of net proceeds of $74.5 million from the issuance of common stock through the Purchase Agreement with Carlson discussed previously, partially offset by a net repayment of $5 million on the Company’s credit facility and $3.0 million in cash distributions to non-controlling interests. The Company’s financing activities had a negative cash flow of $2.2 million for the nine months ended September 30, 2013, which consisted of cash distributions to non-controlling interests.

Off-Balance-Sheet Arrangements

As of September 30, 2014, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Outlook

During 2012, we adopted a new corporate strategy to provide capital to a broad range of life science companies, institutions and inventors in order to earn interest, fee, and other income pursuant to this strategy. As of November 14, 2014, we have consummated thirteen transactions under our revised strategy. We believe the income generated by these transactions will be more than our operational expenses, and we will begin to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. We expect that the income generated by such future investments would be earned with minimal additional operational expenses.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Prior to commencing our strategic plan, the primary objective of our activities was to preserve cash. During the three months ended September 30, 2014, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2014, approximated its carrying value.

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

November 14, 2014

SWK Holdings Corporation

/s/ J. BRETT POPE
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)

