Form 10-K
period 2014-12-31
SWK Holdings Corp
filed 2015-03-27
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission file number: 000-27163

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14755 Preston Road, Suite 105 Dallas, TX 75254	75254
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐      No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $36,300,179 based on the June 30, 2014, closing price of the Registrant’s Common Stock on such date as reported on the Over the Counter Bulletin Board of $1.17.

On March 23, 2015, the Registrant had outstanding approximately 131,091,961 shares of Common Stock, $0.001 par value per share.

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2014

PART I

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Outlook” words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements.

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

Overview

We were incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced our new corporate strategy of building a specialty finance and asset management business. Our strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. Our initial focus is on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We are deploying our assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis. In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. We intend to fund transactions through our own working capital, as well as by building our asset management business by raising additional third party capital to be invested alongside our capital.

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

Execution of New Strategy

In the third quarter of 2012, we purchased an interest in three revenue-producing investment advisory client contracts from PBS Capital Management, LLC, a firm that our current chief executive officer, or CEO, and our current Managing Director control, for $150,000 plus earn out payments through 2016. Our interest in these contracts can be repurchased, for one dollar, by PBS Capital Management, LLC, in the event that the employment contracts of our current CEO and current Managing Director are not renewed. We generated approximately $157,000 and $135,000 in 2014 and 2013, respectively, in revenue due to our interest in the advisory contracts. Although revenue generated from these contracts is immaterial to our financials, we expect the investment advisory clients to continue to co-invest with us in future transactions.

On December 5, 2012, we consummated our first transaction under our specialty finance strategy by providing a $22.5 million term loan to Nautilus Neurosciences, Inc. (“Nautilus”). The loan was repaid on December 17, 2013. Prior to repayment, interest and principal under the loan was paid by a tiered revenue interest that is charged on quarterly net sales and royalties of the borrower applied in the following priority (i) first, to the payment of all accrued but unpaid interest until paid in full; and (ii) second to the payment of all principal of the loans. The loan accrued interest at either a base rate or the LIBOR rate, as determined by the borrower, plus an applicable margin; the base rate and LIBOR rate were subject to minimum floor values such that the minimum interest rate was 16%. We syndicated $16 million of the loan to our investment advisory clients and retained the remainder. Upon repayment, we received our proportionate share of a $2,000,000 exit fee which amounted to $578,000 for the year ended December 31, 2013.

As of March 23, 2015, we have executed 14 transactions under our new strategy, deploying approximately $124,000,000 across a variety of opportunities:

●	$16,250,000 in four transactions where we purchased or financed through a debt investment, royalties generated by the sales of life science products and related intellectual property;

●	$100,000,000 in ten transactions where we receive interest and other income by advancing capital in the form of secured debt backed by royalties paid by companies in the life science sector; and

●	$6,000,000 in one transaction where we acquired an indirect interest in the U.S. marketing authorization rights to a pharmaceutical product where we ultimately receive cash flow distributions from the product; and

●	$1,730,000 in one transaction where SWK purchased shares of preferred stock, which includes $230,000 in lieu of cash payment. In addition on February 13, 2015 (Refer to Note 13 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion) SWK received an additional 1,079,138 of preferred stock.

In counting our transactions, we generally consider series of transactions with one partner company as a single transaction. In six of the transactions, we participated alongside other investors; our investment advisory clients co-invested in two of these transactions. The other eight transactions were completed solely by SWK. Subsequent to closing on one of the eight transactions, however, we syndicated a portion of the loan to an investment advisory client and then subsequently purchased it back.

The table below provides an overview of the transactions.

	Amount Funded by SWK as of March 23, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during 2014

Royalty Purchases and Financings

Besivance®	$6,000,000	$16,000,000

•         Closed on April 2, 2013

•         Purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic marketed by Bausch & Lomb

•         SWK owns 40.3% of the royalty; Bess Royalty, LP owns 59.7%

•         Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds

				$1.0 million in interest income

Tissue Regeneration Therapeutics (“TRT”)	$3,250,000	$3,250,000

•         Closed on June 12, 2013

•         Purchased two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector

•         $1,250,000 additional consideration paid to TRT on October 20, 2014, upon reaching aggregate royalty payments threshold

•         Annual sharing payments due TRT once aggregate royalty payments received by us exceed the purchase price paid by us

				$362 thousand in interest income

	Amount Funded by SWK as of March 23, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during 2014

Cambia®	$4,000,000	$4,000,000

•         Closed on July 31, 2014

•         Purchased a royalty stream paid on the net sales of Cambia®, an NSAID marketed by Depomed, Inc. and Tribute Pharmaceuticals Canada, Inc.

•         Up to $0.5 million additional payable by us to the royalty seller, contingent upon aggregate net sales levels achieving certain thresholds

•         Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds

				$308 thousand in interest income

Senior Secured Debt

Royalty Financing	$3,000,000	$100,000,000

•         Closed on July 9, 2013

•         Purchased senior secured notes (first lien) due November 2026

•         Pay interest quarterly at a 11.5% annual interest rate

•         Secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products

				$360 thousand in interest income

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

•         Repaid by tiered revenue interest that is charged on quarterly net sales and royalties

•         Bears interest at a floating interest rate, subject to a 13.5% per annum minimum

•         Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

•         Received 1,103,222 warrants to purchase shares of Tribute common stock

•         Amended on October 1, 2014 to increase total commitment to $17,000,000 from $8,000,000, with $6,000,000 funded at the time of the amendment. Received warrant to purchase additional 740,000 shares of common stock

				$1.4 million in interest income

	Amount Funded by SWK as of March 23, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during 2014

SynCardia Systems, Inc. (“SynCardia”)	$4,000,000	$16,000,000

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

				$672 thousand in interest income

SynCardia	$6,000,000	$10,000,000

•         Closed on December 13, 2013

•         Entered into senior secured second lien loan which matures on December 13, 2021

•         Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of, and any other income and revenue actually received by SynCardia

•         Earned origination fee of $90,000 at closing

•         Repaid on February 13, 2015 for total consideration to SWK of $10.2 million comprised of $1.8 million of cash, $6.9 million of senior secured second lien convertible notes and 1,079,138 shares of Series F Preferred Stock

•         New senior secured second lien convertible notes accrue interest at 10% per annum, interest paid in kind; notes are convertible into shares of SynCardia common stock at a 25% discount to the price of the initial public offering

•         New Series F Preferred Stock terms are the same as described in "Other" in the table below

				$4.6 million in interest income

	Amount Funded by SWK as of March 23, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during 2014

Private Dental Products Company (the “Dental Products Company”)	$6,650,000	$6,650,000

•         Closed December 10, 2013

•         Entered into senior secured first lien loan that matures on December 10, 2018

•         Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of the Dental Products Company.

•         Bears interest at a floating interest rate, subject to a 14% per annum minimum

•         Earned an arrangement fee of $60 thousand at closing

•         We are entitled to an exit fee upon the maturity of the loan

•         Received a warrant to purchase up to 225 shares in the Dental Products Company’s common stock, which if exercised, is equivalent to approximately four percent ownership on a fully diluted basis. The warrant expires December 10, 2020

•         Executed an amendment to the loan to advance an additional $650 thousand on January 8, 2015.

				$618 thousand in interest income (on December 11, 2014, Private Dental Products was under default under the terms of the credit agreement. As a result, the loan has been classified as non-accrual.)

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

•         Earned a $375 thousand origination fee at closing

				$834 thousand in interest income and $321 thousand in syndication income

Response Genetics, Inc. (“Response”)	$10,000,000	$12,000,000

•         Closed on July 30, 2014, funding $8,500,000.

•         On September 9, 2014, assigned to an investment management client $3,500,000, of which $2,500,000 was previously funded to Response.

•         Entered into senior secured first lien loan that is to mature on July 30, 2020

•         Repaid by tiered revenue interest that is charged on quarterly net sales and royalties

•         Bears interest at a floating interest rate, subject to a 13.5% per annum minimum

•         Received warrants to purchase 681,090 shares of Response common stock

•         Amended on February 3, 2015 to allow the early draw of $1,500,000 of the $3,500,000 remaining under the credit agreement. In the process, the Company purchased the $3,500,000 previous allocation from an investment management client. In connection with the amendment, received warrants to purchase 576,923 shares of Response common stock

•         Response can draw down another $2,000,000 by the end of 2015 if it meets a certain revenue threshold

				$421 thousand interest income

	Amount Funded by SWK as of March 23, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during 2014

ABT Molecular Imaging, Inc. (“ABT”)	$10,000,000	$10,000,000

•         Closed October 10, 2014

•         Entered into senior secured second lien loan that is to mature on October 8, 2021

•         Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return

•         Received warrants to purchase 5,000,000 shares of ABT common stock

				$382 thousand in interest income

PDI, Inc. (“PDI”)	$20,000,000	$20,000,000

•         Closed on October 31, 2014

•         Entered into senior secured first lien loan that matures on October 31, 2020

•         Repaid by tiered revenue interest that is charged on quarterly net sales and royalties

•         Bears interest at a floating interest rate, subject to a 13.5% per annum minimum

•         Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

•         Beginning January 2017 until maturity, receive 1.25% royalty paid quarterly on net sales of molecular diagnostics products

				$536 thousand in interest income

Galil Medical, Inc. (“Galil”)	$12,500,000	$12,500,000

•         Closed on December 9, 2014

•         Entered into senior secured first lien loan that matures on December 9, 2019

•         Repaid by tiered revenue interest that is charged on quarterly net sales

•         Bears interest at a floating interest rate, subject to a 13.0% per annum minimum

•         Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

•         Received warrants to purchase 5,882,353 shares of Preferred Stock

				$103 thousand in interest income

	Amount Funded by SWK as of March 23, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during 2014

Other

Holmdel Pharmaceuticals, LP (“Holmdel”)	$6,000,000	$13,000,000

•         Closed December 20, 2012

•         Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product

•         SWK HP Holdings GP LLC, our direct wholly-owned subsidiary, acquired a direct general partnership interest in SWK HP Holdings LP (“SWK LP”)

•         SWK LP acquired a direct limited partnership interest in Holmdel

•         We receive quarterly distributions based on a royalty paid on net sales of the product

				$5.3 million, of equity method income, of which $2.8 million was attributable to the non-controlling interest in SWK

SynCardia	$1,730,000	Up to $24,000,000

•         Closed September 15, 2014

•         Acquired 1,244,511 shares of Series F Preferred Stock

•         Automatically converts into common shares upon the closing of a public offering

•         Entitles holder to receive dividend at annual rate of 10%

				No Income

Other than the $500,000 payable to seller of Cambia® royalty noted above, there are no other earn-out payments contracted to be paid by SWK to any of our partner companies. SWK has $5,000,000 of unfunded commitments on loan transactions.

For additional information regarding these transactions, see Notes 1 and 2 of the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Rights Offering

On November 26, 2014, we closed our previously announced rights offering to purchase approximately 14,534,884 shares of our common stock. The rights offering was launched on November 3, 2014, to stockholders of record on October 30, 2014, and expired on November 24, 2014.

At closing we issued 14,534,884 shares of common stock as follows: 13,278,664 shares pursuant to the exercise of basic subscription rights and 1,256,218 shares pursuant to the exercise of over-subscription rights. The shares issued pursuant to the over-subscription rights were calculated on a pro-rata basis in accordance with the terms of the offering. We received gross proceeds of approximately $12,500,000. As the rights offering was fully subscribed, no shares were issued in the standby offering.

Rights Agreement

We have viewed our ability to carry forward our net operating losses, or NOLs, as an important and substantial asset. On January 26, 2006, in order to preserve stockholder value by protecting our ability to carry forward our NOLs, we entered into a rights agreement that provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 4.9% or more of our outstanding common stock without the prior approval of our board of directors. On February 2, 2012, we amended and restated the rights agreement to extend the expiration date from February 3, 2012 to February 3, 2015. On August 18, 2014, we amended the Second Amended and Restated Rights Agreement to designate Carlson Capital and its affiliates (“Carlson”) as Exempt Persons (as defined in the Second Amended and Restated Rights Agreement) unless they own more than 76% of the outstanding shares of our common stock in the aggregate.

On August 18, 2014, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Carlson. Upon initial close, we issued to Double Black Diamond Offshore Ltd. (“Double Black Diamond”) and Black Diamond Offshore Limited (collectively, “Stockholder”), funds associated with Carlson, 55,908,000 shares of our Common Stock for an aggregate purchase price of approximately $76.6 million in cash. Then upon the completion of the Rights Offering, pursuant to the terms of the Purchase Agreement, we issued to the Stockholder, 17,440,525 shares of our Common Stock for an aggregate purchase price of approximately $23.9 million paid in cash, so that Carlson has a voting 69% ownership interest in the Company.

Credit Facility

In order to expand our capital base, we entered into a credit facility with Double Black Diamond, L.P. (“Double Black”), an affiliate of a major stockholder on September 6, 2013. The credit facility provides us financing, primarily for the purchase of eligible investments. The facility works as a delayed draw credit facility where we have the ability to draw down, as necessary, over the next 18 months, or the Draw Period, up to $30 million, based on certain conditions. The credit facility provided for an initial $15 million to be available at closing. On or before the last day of the Draw Period, we could request the loan amount to be increased to $30 million upon us realizing net proceeds of at least $10 million in cash through the issuance of new equity securities. Repayment of the facility was due upon maturity. Double Black, as lender, received a security interest in substantially all of our assets as collateral for the facility. In conjunction with the credit facility, we issued warrants to Double Black, for 1,000,000 shares of our common stock at a strike price of $1.3875. The warrants have a price dilution mechanism that was triggered by the price that shares were sold in the Rights Offering, and as a result, the strike price of the warrants was reduced to $1.348. In connection with the credit agreement, we, Double Black and certain of Double Black’s affiliates, entered into a Voting Rights Agreement restricting Double Black and its affiliates voting rights under certain circumstances and providing Double Black and its affiliates a right of first offer on certain future share issuances. The Draw Period expired on March 6, 2015.

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

Employees

As of December 31, 2014, we had three full-time employees and one part-time employee.  We believe that the relationship with our employees is satisfactory.

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

While we have been in existence for a number of years, we only commenced implementing the new business strategy in July 2012. As a result, we are subject to many of the business risks and uncertainties associated with any new business, including the risk that we may not achieve our investment objectives and that, as a result, the value of our common stock could decline substantially.

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

We do not seek to compete primarily based on the cost of the capital that we provide, and we believe that some of our competitors provide capital at rates that are comparable to or lower than the rates we offer. We may lose business opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest and royalty income and increased risk of credit loss.

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

If we are unable to substantially utilize our NOL carryforwards, our future cash tax liability may increase.

As of December 31, 2014, we had NOL carryforwards for U.S. federal income tax purposes of approximately $421,000,000. The U.S. federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOL carryforward amounts to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). New issuances of our common stock, which is within our control, and purchases of our common stock in amounts greater than specified levels, which are beyond our control, could create an additional limitation on our ability to utilize our NOL carryforward amounts for tax purposes in the future. Limitations imposed on our ability to utilize NOL carryforward amounts could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOL carryforward amounts to expire unused, in each case reducing or eliminating the expected benefit to us. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOL carryforward amounts before they expire. If any of these events occur, we may not derive some or all of the benefits from our NOL carryforward amounts. We do not believe that the purchase of additional shares by funds affiliated with Carlson Capital to maintain their 69% ownership or the rights offering have limited our ability to utilize our NOL carryforward amounts.

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

Once we deploy the proceeds from the Purchase Agreement and the Rights Offering and the expansion of our credit facility, if we are unable to enter into new debt or equity financing arrangements on commercially reasonable terms, our liquidity may be reduced significantly, and as a result, our ability to implement and grow our business strategy could be materially impacted.

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

In addition, the middle-market companies to which we are targeting to advance debt are subject to a number of other significant risks, including:

●	these companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their securities or of any collateral with respect to any securities and a reduction in the likelihood of our realizing on any guarantees we may have obtained in connection with our investment;

●	they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

●	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a materially adverse impact on our partner company and, in turn, on us;

●	they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

●	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and

●	they may have difficulty accessing the capital markets to meet future capital needs.

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

We may not be able to complete transactions without co-investments from third parties.

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

Funds affiliated with Carlson can control or exert significant influence over our management and policies through their ownership of a large amount of our common stock and Double Black’s role as lender under our credit facility.

As of December 31, 2014, funds affiliated with Carlson owned (including the 1,000,000 shares of common stock underlying the Warrant held by Double Black) in the aggregate 69% of our combined issued and outstanding common stock, unvested restricted stock, and common stock underlying the Warrant. In addition, Double Black is a party to a $30 million senior secured credit facility with us. Michael Weinberg, the chairman of our board of directors, and Christopher W. Haga, a director, are employees of Carlson. In view of the large percentage of ownership by funds affiliated with Carlson, and the Double Black’s position as a secured lender to us, Carlson and its affiliates, including Double Black, have the ability to control or exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or other significant transaction. The investment objectives of Carlson and its affiliates, including the Standby Purchaser, may from time to time be different than or conflict with those of our other stockholders.

In addition, pursuant to the terms of a Stockholders’ Agreement entered into in connection with the initial share issuance on August 18, 2014, funds affiliated with Carlson have the right to approve specific transactions, including the incurrence of indebtedness over specified amounts, the sale of assets over specified amounts, declaration of dividends, loans, capital contributions to or investments in any third party over specified amounts, changes in the size of the board of directors and changes in our chief executive officer.

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

Our corporate headquarters is located in Dallas, Texas, where we leased approximately 1,300 square feet of space.  The lease expired on January 31, 2015, at which time we moved to a new location in Dallas, where we leased approximately 2,400 square feet of space. We believe these facilities are adequate for our business requirements.

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

Our common stock trades on the OTCQB Marketplace, under the symbol “SWKH.” The table below sets forth the high and low sale prices of our common stock on the OTCQB Marketplace during the periods indicated:

	High	Low
Fiscal 2013
First Quarter	$0.86	$0.73
Second Quarter	1.01	0.73
Third Quarter	1.25	0.87
Fourth Quarter	1.19	0.77

Fiscal 2014
First Quarter	$1.16	$0.95
Second Quarter	1.20	0.98
Third Quarter	1.50	1.46
Fourth Quarter	1.50	1.48

Holders of Record

There were approximately 598 stockholders of record of our common stock as of March 23, 2015. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In conjunction with the credit facility entered into with Double Black, an affiliate of a major stockholder on September 6, 2013, the Company issued warrants to Double Black for 1,000,000 shares of the Company’s common stock at a strike price of $1.3875. In addition, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Double Black, which sets forth their rights to have their shares of common stock owned prior to the closing of the credit facility and shares of common stock issuable upon exercise of the warrants registered with the SEC for public resale upon the request of the holders of at least 50% of the Registrable Securities (as defined in the Registration Rights Agreement). The Registration Rights Agreement terminates at such time as Double Black and its affiliates’ total beneficial ownership of the Company’s common stock is less than 5.0% and Double Black is no longer an affiliate of the Company. The warrants may be exercised at any time upon the election of the holder, beginning on the date of the issuance and ending on the seventh anniversary of the date of issuance. The issuance of the warrants was not registered under the Securities Act as such issuance was exempt from registration under Section 4(2) of the Securities Act. The warrants have a price dilution mechanism that was triggered by the price that shares were sold in the Rights Offering, and as a result, the strike price of the warrants was reduced to $1.348.

On August 18, 2014, we entered into the Purchase Agreement with Carlson. Upon initial close, we issued to the Stockholder 55,908,000 shares of our Common Stock for an aggregate purchase price of approximately $76.6 million in cash. Then upon the completion of the Rights Offering, pursuant to the terms of the Purchase Agreement, we issued to the Stockholder, 17,440,525 shares of our Common Stock for an aggregate purchase price of approximately $23.9 million paid in cash, so that Carlson has a voting 69% ownership interest in the Company. The shares were issued to Stockholder in a transaction exempt from the registration requirements of the Securities Act pursuant Section 4(2) thereunder.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

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

We will evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (together “life science”) and to tailor our financial solutions to the needs of our business partners. Our business partners are primarily engaged in selling products that directly or indirectly cure diseases and/or improve people’s or animals’ wellness, or they receive royalties paid on the sales of such products. For example, our biotechnology and pharmaceutical business partners manufacture medication that directly treat disease states, whereas our life science tools partners sell a wide variety of research instrumentation to help other companies conduct research into disease states.

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

See “Business” section, included in Part I, Item 1 of this report for further discussion of our overall business and strategy.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, useful lives of property and equipment, income taxes and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties.  For a discussion of our significant accounting policies, refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Finance Receivables

We extend credit to customers through a variety of financing arrangements, including revenue interest term loans.  It is our expectation that the loans originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk, some or all of certain exposures may be sold. Loans for which we have the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If we no longer have the intent or ability to hold loans for the foreseeable future, then the loans are transferred to held for sale (“HFS”). Loans entered into with the intent to resell are classified as HFS.

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

Equity securities in privately-held companies that do not have readily determinable fair values are reflected at cost.

Derivatives

All derivatives held by us are recognized in the consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of income. If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the consolidated statements of income, or recorded in other comprehensive income (loss). We had no derivatives designated as hedges as of December 31, 2014 and 2013. We hold warrants issued to us in conjunction with term loan investments discussed in Note 2 of the Notes to the Consolidated Financial Statements. These warrants are included in other assets in the consolidated balance sheets. We issued a warrant on our own common stock in conjunction with our credit agreement discussed of Note 7 of the Notes to the Consolidated Financial Statements. This warrant meets the definition of a derivative and is reflected as warrant liability at fair value in the consolidated balance sheets.

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

Earnings per Share

Basic earnings per share, or EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect is computed using the treasury stock method, which assumes the conversion of stock options and restricted stock grants. However, in periods when results are negative, these shares would not be included in the EPS computation as the result would have an anti-dilutive effect.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements nor decided upon the method of adoption.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. Under ASU No. 2015-02, companies will need to reevaluate whether an entity meets the criteria to be considered a VIE, whether companies still meet the definition of primary beneficiaries, and whether an entity needs to be consolidated under the voting model. ASU No. 2015-02 may be applied using a modified retrospective approach or retrospectively, and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the potential impact of the pending adoption of this new guidance.

Comparison of the Years Ended December 31, 2014 and 2013

Revenues

We generated revenues of $17.4 million for the year ended December 31, 2014, driven primarily by $11.9 million in interest and fees earned on our finance receivables and marketable securities, and $5.3 million in income related to our investment in an unconsolidated partnership. We generated revenues of $6.4 million for the year ended December 31, 2013, driven primarily by $3.3 million in interest and fees earned on finance receivables and marketable securities, and $2.8 million in income related to our investment in unconsolidated partnership. Our portfolio consisted of 8 investments in 2013 compared to 14 investments in 2014, which is the primary reason for the significant increase in our revenues.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased by 87% to $3.3 million for the year ended December 31, 2014 from $1.7 million for the year ended December 31, 2013, due to an increase in income-based incentive expense, professional fees and stock-based compensation expense.

Interest and Other Expense, net

Interest and other expense, net was $0.8 million for the year ended December 31, 2014, which included interest expense of $0.6 million and fair market value adjustments on derivative warrants of $0.2 million. During the year ended December 31, 2013, interest and other expense, net was $0.2 million which included $0.2 million fair market value adjustments on derivative warrants. The increase in interest expense related to a higher average balance outstanding on the loan credit agreement during the year ended December 31, 2014, compared to 2013.

Income Tax Benefit

We have incurred net operating losses on a consolidated basis for all years from inception through 2012. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not.” As of December 31, 2014, we concluded that it is more likely than not that the Company will be able to realize a portion of the benefit of the U.S. federal and state deferred tax assets in the future. As a result, we released $10.0 million and $10.9 million of the valuation allowance against our net deferred tax assets during the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014 and 2013, our valuation allowance against deferred tax assets decreased by approximately $10.0 million, due to the partial release of our valuation allowance and $21.0 million, due to the write-off of expired deferred tax assets and partial release of our valuation allowance, respectively.

As of December 31, 2014, we had net operating loss carryforwards for federal income tax purposes of approximately $421.0 million. The federal net operating loss carry forwards if not offset against future income, will expire by 2032, with the majority expiring by 2021.

Liquidity and Capital Resources

As of December 31, 2014, we had $58.7 million in cash and cash equivalents, compared to $7.7 million in cash and cash equivalents as of December 31, 2013. As of December 31, 2014, we had working capital of $70.2 million, compared to working capital of $8.7 million as of December 31, 2013. The increase in our cash and resulting working capital is primarily attributable to the net proceeds from the Carlson Purchase Agreement and the Rights Offering closed in the second half of 2014.

On August 18, 2014, we entered into a Purchase Agreement with Carlson. Upon initial close, we issued to the Stockholder, 55,908,000 shares of our Common Stock for an aggregate purchase price of approximately $76.6 million in cash. Then upon completion of the Rights Offering, pursuant to terms of the Purchase Agreement, we issued to the Stockholder 17,440,525 shares of our Common Stock for an aggregate purchase price of $23.9 million paid in cash, so that Carlson has a voting 69% interest in the Company.

As of December 31, 2014, we had $19 million of available borrowings under our credit facility and no amounts outstanding. We estimate our liquidity and capital resources are adequate to fund our operating activities for the twelve months from the balance sheet date. The Draw Period under the credit facility expired on March 6, 2015.

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

As of March 23, 2015, we have consummated 14 transactions under our new strategy and expect these assets to generate income greater than our expenses in 2015. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2015.

Operating Cash Flow

Net cash provided by operating activities was $5.1 million for year ended December 31, 2014 and consisted primarily of net income of $23.6 million partially offset by noncash adjustments of $18.4 million. The noncash adjustments were primarily attributable to a $10.3 million deferred tax benefit, $5.3 million from equity income on an investment in an unconsolidated entity and $4.0 million in loan discount amortization, fee accretion and interest income in excess of cash collected, offset partially by $0.8 million stock compensation expense and $0.2 million net fair value market losses on warrants. We had positive cash flow from operating activities of $1.3 million for the year ended December 31, 2013 driven by total net income of $14.3 million reduced by $12.9 million non-cash income, which primarily included a deferred tax asset allowance release of $9.8 million and $2.8 million equity income on an investment in an unconsolidated entity.

Investing Cash Flow

The Company’s investing activities had negative cash flow of $55.6 million during the year ended December 31, 2014, driven by net issuances of $60.6 million in finance receivables and a $1.7 million investment in marketable securities. These were partially offset by $6.7 million in cash distributions received from an investment in an unconsolidated entity. During the year ended December 31, 2013, the Company’s investing activities provided negative cash flow of $20.1 million, which primarily related to our issuance of $22.4 million in net issuances of finance receivables and $3.0 million purchase of marketable securities, partially offset by $5.4 million in cash distributions received from an investment in an unconsolidated entity.

Financing Cash Flow

The Company’s financing activities had positive cash flow of $101.6 million for the year ended December 31, 2014, driven by the Carlson Purchase Agreement and Rights Offering discussed previously, partially offset by a net repayment of $5 million on the Company’s credit facility and $3.6 million in cash distributions to non-controlling interests. The Company’s financing activities had positive cash flow of $1.8 million for the year ended December 31, 2013, which consisted of $4.7 million in loan proceeds from our credit agreement, partially offset by $2.9 million in cash distributions to non-controlling interests.

Outlook

As of March 23, 2015, we have consummated 14 transactions under our revised strategy, two of which have been repaid. We believe the income generated by our current portfolio will be more than our operational expenses, and we will begin to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. We expect that the income generated by such future investments would be earned with minimal additional operational expenses.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

 The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Other than the $500,000 payable to seller of Cambria® royalty, there are no other earn-out payments contracted to be paid by us to any of our partner companies. We have approximately $5 million of unfunded commitments on loan transactions.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

During the year ended December 31, 2014, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2014, approximated its carrying value.

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

SWK HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SWK Holdings Corporation

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWK Holdings Corporation and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
March 27, 2015

SWK HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$58,728	$7,664
Accounts receivable	1,053	528
Prepaid expenses and other current assets	19	16
Finance receivables	10,561	660
Deferred tax asset	706	164
Total current assets	71,067	9,032
Finance receivables	82,786	28,626
Marketable investments	4,849	3,119
Investment in unconsolidated entities	9,044	10,425
Deferred tax asset	19,400	9,639
Debt issuance costs	381	523
Other assets	692	211
Total assets	$188,219	$61,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$863	$363
Total current liabilities	863	363
Loan credit agreement	—	5,000
Warrant liability	421	292
Other long-term liabilities	1	3
Total liabilities	1,285	5,658

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value; 250,000,000 shares authorized; 131,058,303 and 43,034,894 shares issued and outstanding at December 31, 2014 and 2013, respectively	131	43
Additional paid-in capital	4,432,364	4,321,454
Accumulated deficit	(4,250,428)	(4,271,193)
Accumulated other comprehensive income	—	—
Total SWK Holdings Corporation stockholders’ equity	182,067	50,304
Non-controlling interests in consolidated entities	4,867	5,613
Total stockholders’ equity	186,934	55,917
Total liabilities and stockholders’ equity	$188,219	$61,575

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December,
	2014	2013

Revenues
Finance receivable interest income, including fees	$11,542	$3,090
Marketable investments interest income	360	166
Income related to investments in unconsolidated entities	5,341	2,779
Management fees	157	412

Total Revenues	17,400	6,447
Costs and expenses:
General and administrative	3,275	1,747
Total costs and expenses	3,275	1,747
Income from operations	14,125	4,700
Interest and other expense, net	(824)	(209)
Income before income tax benefit	13,301	4,491
Income tax benefit	10,303	9,841
Consolidated net income	23,604	14,332
Net income attributable to non-controlling interests	2,839	1,470
Net income attributable to SWK Holdings Corporation Stockholders	$20,765	$12,862
Net income per share attributable to SWK Holdings Corporation Stockholders:
Basic	$0.32	$0.31
Diluted	$0.32	$0.31
Weighted Average Shares:
Basic	64,855	41,343
Diluted	64,916	41,440

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013

Consolidated net income	$23,604	$14,332
Other comprehensive income, net of tax:
Unrealized gains on investment in securities
Unrealized holding gains arising during period	—	—
Less: reclassification adjustment for gains included in net income	—	—
Total other comprehensive income	—	—
Comprehensive income	23,604	14,332
Comprehensive income attributable to non-controlling interests	2,839	1,470
Comprehensive income attributable to SWK Holdings Corporation Stockholders	$20,765	$12,862

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interests in Consolidated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Entities	Equity
Balances at December 31, 2012	42,894,894	$43	$4,321,200	$(4,284,055)	$7,000	$44,188
Issuance of restricted stock	140,000	—	—	—	—	—
Stock-based compensation	—	—	254	—	—	254
Distribution to non-controlling interests	—	—	—	—	(2,857)	(2,857)
Net income	—	—	—	12,862	1,470	14,332
Balances at December 31, 2013	43,034,894	$43	$4,321,454	$(4,271,193)	$5,613	$55,917
Issuance of restricted stock	140,000	—	—	—	—	—
Issuance of common stock, net of issuance costs	87,883,409	88	110,066	—	—	110,154
Stock-based compensation	—	—	844	—	—	844
Distribution to non-controlling interests					(3,585)	(3,585)
Net income	—	—	—	20,765	2,839	23,604
Balances at December 31, 2014	131,058,303	$131	$4,432,364	$(4,250,428)	$4,867	$186,934

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$23,604	$14,332
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(10,303)	(9,803)
Income from investments in unconsolidated entities	(5,341)	(2,779)
Interest income in excess of cash collected	(3,583)	—
Loan discount amortization and fee accretion	(448)	(702)
Depreciation and amortization	3	2
Payment-in-kind interest income	—	(119)
Debt issuance cost amortization	143	47
Stock-based compensation	844	254
Change in fair value of warrants	245	190
Changes in operating assets and liabilities:
Accounts receivable	(525)	(331)
Restricted cash	—	1,000
Prepaid expenses and other assets	(12)	19
Interest reserve	—	(1,000)
Accounts payable and other liabilities	498	234
Net cash provided by operating activities	5,125	1,344

Cash flows from investing activities:
Issuance of finance receivables	(70,904)	(29,630)
Repayment of finance receivables	10,283	7,212
Distributions on investments in unconsolidated entities	6,722	5,354
Investment in marketable investments	(1,730)	(3,000)
Purchases of property and equipment	(1)	(4)
Net cash used in investing activities	(55,630)	(20,068)

Cash flows from financing activities:
Net proceeds from issuance of common stock	110,154	—
Net proceeds from (repayment of) loan credit agreement	(5,000)	4,661
Distribution to non-controlling interests	(3,585)	(2,857)
Net cash provided by financing activities	101,569	1,804

Net increase (decrease) in cash and cash equivalents	51,064	(16,920)
Cash and cash equivalents at beginning of period	7,664	24,584
Cash and cash equivalents at end of period	$58,728	$7,664

Supplemental disclosures of cash flow information:
Cash paid for interest	$446	$21
Cash paid for income taxes	$3	$—

Noncash activity:

During 2014, the Company received a warrant for 347,222 common shares for Tribute Pharmaceuticals at an exercise price of $0.43 per share in conjunction with the additional draw on a term loan. The fair value of the warrant at time of receipt was $99,000. The Company received a warrant for 681,090 common shares for Response Genetics at an exercise price of $0.94 per share in conjunction with a new term loan in July 2014. The fair value of the warrant at the time of receipt was $379,000. In September 2014, the Company assigned rights under the warrant to 200,321 common shares to an investment management client as part of a Loan Assignment. The fair value of the assigned rights at time of transfer was $115,000. The warrants, net of any portion assigned, are reflected in other assets in the consolidated balance sheet. In September 2014, the Company was issued 165,374 shares of Series F Preferred Stock of SynCardia, Inc. in lieu of cash payment of $230,000 on the SynCardia Second Lien Credit Agreement.

During 2013, the Company issued a warrant for one million shares of common stock in conjunction with the execution of its Loan Facility. The initial fair value of the warrant of $232,000 was deferred and is reflected as warrant liability in the consolidated balance sheet.

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. The Company’s strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. The Company has initially focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. The Company has been deploying its assets to earn interest, fees, and other income pursuant to this strategy, and the Company continues to identify and review financing and similar opportunities on an ongoing basis. In addition, through the Company’s wholly-owned subsidiary, SWK Advisors LLC, the Company provides non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. The Company intends to fund transactions through their own working capital, as well as by building their asset management business by raising additional third party capital to be invested alongside the Company’s capital.

The Company fills a niche that they believe is underserved in the sub-$50 million transaction size. Since many of its competitors that provide longer term, royalty-related financing options have much greater financial resources than the Company, they tend to not focus on transaction sizes below $50 million as it is generally inefficient for them to do so. In addition, the Company does not believe that a sufficient number of other companies offer similar types of long-term financing options to fill the demand of the sub-$50 million market. As such, the Company believes they face less competition from such longer term, royalty investors in transactions that are less than $50 million.

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

As of December 31, 2014, the Company has executed 14 transactions under its new specialty finance strategy, funding approximately $124,000,000 in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, purchased royalties generated by sales of life science products and related intellectual property and an unconsolidated equity investment in a company which retains the marketing authorization rights to a pharmaceutical product.

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

Equity Method Investment

The Company accounts for portfolio companies whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation of the Company on the partner company’s board of directors and the Company’s ownership level. Under the equity method of accounting, the Company does not reflect a partner company’s financial statements within the company’s consolidated financial statements; however, the Company’s share of the income or loss of such partner company is reflected in the consolidated statements of income. The Company includes the carrying value of equity method partner companies as part of the investment in unconsolidated entities on the consolidated balance sheets.

When the Company’s carrying value in an equity method partner company is reduced to zero, the Company records no further losses in its consolidated statements of income unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method partner company. When such equity method partner company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.

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

Finance receivables are stated at their principal amounts inclusive of deferred loan origination fees.  Interest income is credited as earned based on the effective interest rate method except when a finance receivable becomes past due 90 days or more and doubt exists as to the ultimate collection of interest or principal; in those cases the recognition of income is discontinued and any outstanding receivable for interest due is reversed.

Marketable Investments

The Company’s marketable investment portfolio includes two equity securities and one debt security as of December 31, 2014, and one equity security and one debt security as of December 31, 2013. The debt security is classified as an available-for-sale security, which is reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income, net of applicable income taxes. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than-temporarily impaired using all available information about the collectability of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

The Company’s equity securities as of December 31, 2014, represent shares in privately-held companies and do not have a readily determinable fair value. As such, they are currently reflected at cost. As of December 31, 2014, there are no indicators of impairment for these securities.

Derivatives

All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of income. If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the consolidated statements of income, or recorded in other comprehensive income. The Company had no derivatives designated as hedges as of December 31, 2014 and 2013. The Company holds warrants issued to the Company in conjunction with term loan investments discussed in Note 2. These warrants meet the definition of a derivative and are included in other assets in the consolidated balance sheets. The Company issued a warrant on its own common stock in conjunction with its credit agreement discussed in Note 7. This warrant meets the definition of a derivative and is reflected as a warrant liability at fair value in the consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2014 or 2013, as all of our cash was held in checking or savings accounts.  At December 31, 2014, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.  The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

Accounts Receivable

Accounts receivable for management fees are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. As of December 31, 2014 and 2013, the allowance for doubtful accounts was zero.

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

The Company performs ongoing credit evaluations of its customers and generally requires collateral.  For the year ended December 31, 2014, two partner companies accounted for 61 percent of total revenue. For the year ended December 31, 2013, three partner companies accounted for 78 percent of total revenue.

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

Stock-based Compensation

All employee and director stock-based compensation is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period.  Stock-based compensation expense is reduced for estimated future forfeitures. These estimates are revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs.

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

If the Company ultimately determines that the payment of such a liability is not necessary, then the Company reverses the liability and recognizes a tax benefit during the period in which the determination is made that the liability is no longer necessary. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax benefit in the statements of income.

Comprehensive Income

Comprehensive income and its components attributable to the Company and non-controlling interests have been reported, net of tax, in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive income.

Net Income per Share

Basic net income per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Year Ended
	December 31,
	2014	2013
Numerator:
Net income attributable to SWK Holdings Corporation Shareholders	$20,765	$12,862

Denominator:
Weighted-average shares outstanding	64,855	41,343
Effect of dilutive securities	61	97

Weighted-average diluted shares	64,916	41,440

Basic income per share	$0.32	$0.31
Diluted income per share	$0.32	$0.31

As of December 31, 2014, and 2013, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 4.8 million and 6.2 million shares, respectively, have been excluded from the calculation of diluted net income per share as these securities were anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements nor decided upon the method of adoption.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. Under ASU No. 2015-02, companies will need to reevaluate whether an entity meets the criteria to be considered a VIE, whether companies still meet the definition of primary beneficiaries, and whether an entity needs to be consolidated under the voting model. ASU No. 2015-02 may be applied using a modified retrospective approach or retrospectively, and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the potential impact of the pending adoption of this new guidance.

Note 2. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables at December 31 are as follows (in thousands):

Portfolio	2014	2013

Term Loans	$80,450	$21,420
Royalty Purchases	12,897	7,866
Total	93,347	29,286
Less: current portion	10,561	660
Total noncurrent portion of finance receivables	$82,786	$28,626

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

Prior to repayment, interest and principal under the loan was paid by a tiered revenue interest that is charged on quarterly net sales and royalties of the borrower applied in the following priority (i) first, to the payment of all accrued but unpaid interest until paid in full; and (ii) second to the payment of all principal of the loans. The loan accrued interest at either a base rate or the LIBOR rate, as determined by the borrower, plus an applicable margin; the base rate and LIBOR rate are subject to minimum floor values such that that minimum interest rate is 16%.  In addition, the Company received its proportionate share of a $2,000,000 exit fee, which was accreted to interest income over the term of the loan.  The Company recognized $1,591,000 in interest income, of which $578,000 related to the accretion of the exit fee, recorded as revenue in the consolidated statements of income for the year ended December 31, 2013.

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

The loan shall accrue interest at the LIBOR rate, plus an applicable margin, subject to a 13.5% minimum. In addition, the Company earned an origination fee at closing, and the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $1,352,000 and $366,000 in interest income recorded as revenue in the consolidated statements of income for the years ended December 31, 2014 and 2013, respectively.

In connection with the loan and at closing, Tribute also issued the Company a warrant to purchase 755,794 common shares an exercise price of $0.60 per share that may be exercised at any time prior to August 8, 2020 with an initial fair value of $334,000.   In conjunction with the additional draw on February 4, 2014, Tribute issued an additional warrant to purchase 347,222 common shares at an exercise price of $0.432 per share that may be exercised at any time prior to February 4, 2021, with an initial fair value of $99,000. In conjunction with the credit agreement amendment on October 1, 2014, Tribute issued an additional warrant to purchase 740,000 common shares at an exercise price of $0.70 per share that may be exercised at any time prior to October 1, 2019, with an initial fair value of $228,000. The fair market value of the warrants was $594,000 and $204,000 at December 31, 2014 and 2013, respectively, and is included in other assets in the consolidated balance sheet. A net unrealized holdings gain of $62,000 was included in interest and other expense, net, in the consolidated statements of income for the year ended December 31, 2014. An unrealized holdings loss of $131,000 was included in interest and other expense, net, in the consolidated statements of income for the year ended December 31, 2013. The Company determined the fair value of the warrants outstanding at December 31, 2014 and 2013, using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2014	December 31, 2013
Dividend rate	0%	0%
Risk-free rate	1.7%	2.5%
Expected life (years)	5.4	6.6
Expected volatility	95%	97%

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

In addition to the discount and arrangement fee, the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $672,000 and $32,000 in interest income recorded as revenue in the consolidated statements of income for the years ended December 31, 2014 and 2013, respectively.

Second Lien Credit Agreement

On December 13, 2013, the Company also entered into a second lien credit agreement, pursuant to which the Company and other lender parties thereto provided to SynCardia, a term loan in the principal amount of $10,000,000 (the “Second Lien Loan”). The Company provided $6,000,000 principal amount of the Second Lien Loan, funded at closing net of an origination fee of $90,000. The Second Lien Loan matured on December 13, 2021. The Second Lien Loan was contracted be repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of, and any other income and revenue actually received by SynCardia. Pursuant to the terms of the Second Lien Loan, SynCardia granted the lenders a second priority security interest in its assets subject to a security agreement which contains certain affirmative and negative covenants.

On February 13, 2015 the Second Lien Loan was repaid for total consideration of $17,000,000 comprised of $3,000,000 of cash, $11,500,000 million of senior secured second lien convertible notes (the “Convertible Notes”) and 1,798,563 shares of Series F Preferred Stock. The Company received its pro-rata share of the repayment consideration which included $1,800,000 million of cash, $6,900,000 of Convertible Notes and 1,079,138 shares of Series F Preferred Stock. The Convertible Notes accrue interest at 10% per annum and interest paid in kind. The Convertible Notes are convertible into shares of SynCardia common stock at a 25% discount to the price of an initial public offering.

In the event of a Change of Control prior to conversion into shares of SynCardia common stock, the Convertible Notes shall be due, with the total amount payable to the lenders equal to a specified premium defined by the terms of the Convertible Notes. The obligations to repay the Convertible Notes may be accelerated upon the occurrence of an event of default under the terms of the Convertible Notes.

The Company recognized $4,601,000 and $79,000 in interest income recorded as revenue in the consolidated statement of income for the years ended December 31, 2014 and 2013, respectively. The Company was issued 165,374 shares of Series F Preferred Stock of SynCardia, Inc. in lieu of one cash payment of $230,000 during the year ended December 31, 2014.

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

The Company also received a warrant to purchase up to 225 shares of the Dental Products Company’s common stock, which if exercised, is equivalent to approximately four percent ownership on a fully diluted basis. The warrant expires December 10, 2020. The warrant is currently valued at zero at December 31, 2014 and 2013 in the consolidated balance sheets.

In addition to the arrangement fee, the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized $618,000 and $51,000 in interest income recorded as revenue in the consolidated statements of income for the years ended December 31, 2014 and 2013, respectively.

The Dental Products Company is currently under default under the terms of the credit agreement and the loan has been classified as non-accrual. On January 8, 2015, the Company executed an amendment to the loan to advance an additional $650,000 to the Dental Products Company. For further discussion refer to “Non-Accrual Loan” later in this Note.

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

The Company recognized a syndication fee of $375,000 upon execution of the credit agreement and interest income of $834,000 as revenue in the consolidated statement of income for the year ended December 31, 2014, respectively.

Response Genetics

On July 30, 2014, the Company entered into a credit agreement pursuant to which the Company provided to Response Genetics, Inc. (“Response”) a term loan in the principal amount of $12,000,000. The loan matures on July 30, 2020. The Company provided $8,500,000 at closing and an additional $1,500,000 upon an amendment to the loan on February 2, 2015. Response can draw down the remaining $2,000,000 of the credit facility at any time until December 31, 2015, if Response achieves certain revenue thresholds, and as long as it is in compliance with all covenants under the credit agreement.

Interest and principal under the loan will be paid by a tiered revenue interest that is charged on quarterly net sales and royalties of Response applied in the following priority: first, to the payment of all accrued but unpaid interest until paid in full; and second to the payment of all principal of the loans.

In connection with the loan and at the time of close, Response also issued the Company a warrant to purchase 681,090 common shares at an exercise price of $0.94 per share, at any time prior to July 30, 2020 with an initial fair value of $379,000, which is included in other assets on the consolidated balance sheet as of December 31, 2014.

On September 9, 2014, the Company assigned to an investment management client approximately $3,500,000 of the total term loan commitment at par. The assignment included $2,500,000 previously funded to Response, and an unfunded commitment of approximately $1,000,000. In addition the Company assigned rights under the warrant to 200,321 common shares. The fair value of the transferred warrant rights at time of the assignment was $115,000. On February 2, 2015, to facilitate the amendment to the loan with Response, the Company purchased the previous syndication.

The loan shall accrue interest at the LIBOR rate, plus an applicable margin, subject to a 13.5% minimum. In addition, the Company earned an origination fee at closing, and the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized approximately $421,000 in interest income recorded as revenue in the consolidated statement of income for the year ended December 31, 2014.

The fair market value of the warrant held by the Company at December 31, 2014 was $86,000, and is included in other assets in the consolidated balance sheet. An unrealized holding loss of $178,000 was included in interest and other expense, net in the consolidated statement of income for the year ended December 31, 2014. The Company determined the fair value of the warrant outstanding at December 31, 2014, using the Black-Scholes option pricing model with the following assumptions:

December 31, 2014
Dividend rate	0%
Risk-free rate	1.7%
Expected life (years)	5.6
Expected volatility	90%

 ABT Molecular Imaging, Inc.

On October 10, 2014, the Company entered into a credit agreement pursuant to which the Company provided to ABT Molecular Imaging, Inc. (“ABT”) a second lien term loan in the principal amount of $10,000,000. The loan matures on October 8, 2021.

ABT is obligated to make payments calculated on its quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return. The revenue-based payment is subject to certain quarterly and annual caps. The total amount payable is subject to adjustment under certain events including qualified partial payments, a change of control or full prepayment of the loan. The revenue-based payment is made quarterly. The Company recognized $382,000 in interest income recorded as revenue in the consolidated statement of income for the year ended December, 31, 2014.

Pursuant to the terms of the credit agreement, ABT granted the lenders a second priority security interest in substantially all of its assets. The credit agreement contains certain affirmative and negative covenants. The obligations to repay the loan may be accelerated upon the occurrence of an event of default under the terms of the credit agreement.

In connection with the loan, ABT also issued the Company 5,000,000 common share purchase warrants with each warrant entitling the Company to acquire one common share in the capital of ABT at an exercise price of $0.20, at any time prior to October 10, 2034. The warrant is currently valued at zero at December 31, 2014 in the consolidated balance sheet.

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

The loan shall accrue interest at the LIBOR rate, plus an applicable margin, subject to a 13.5% minimum. In addition, the Company earned a $300,000 origination fee at closing, and the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized approximately $536,000 in interest income recorded as revenue in the consolidated statement of income for the year ended December 31, 2014.

Pursuant to the terms of the credit agreement, PDI entered into a guarantee granting the Company a senior security interest in substantially all of their respective assets. The credit agreement contains certain affirmative and negative covenants. The obligations under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default under the credit agreement.

Galil Medical, Inc.

On December 9, 2014, the Company entered into a credit agreement pursuant to which the Company provided to Galil Medical, Inc. (“Galil”) a term loan in the principal amount of $12,500,000. The loan matures on December 9, 2019.

Interest and principal under the loan will be paid by a tiered revenue interest that is charged on quarterly net sales of Galil, subject to certain quarterly and annual caps, applied in the following priority first, to the payment of all accrued but unpaid interest until paid in full; second to the payment of all principal of the loans. The first principal payment will occur February 17, 2015.

The loan shall accrue interest at the LIBOR rate, plus an applicable margin, subject to a 13.0% minimum. In addition, the Company earned a $156,000 origination fee at closing, and the Company is entitled to an exit fee upon the maturity of the loan, both of which will be accreted to interest income over the term of the loan. The Company recognized approximately $103,000 in interest income recorded as revenue in the consolidated statement of income for the year ended December 31, 2014.

Pursuant to the terms of the credit agreement, Galil granted the Company a senior security interest in substantially all of their respective assets. The credit agreement contains certain affirmative and negative covenants. The obligations under the credit agreement to repay the loan may be accelerated upon the occurrence of an event of default under the credit agreement.

Royalty Purchases

Bess Royalty Purchase

On April 2, 2013, the Company, along with Bess Royalty, LP (“Bess”), purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic, from InSite Vision, Inc. Besivance is marketed globally by Bausch & Lomb. The initial purchase price totaled $15,000,000; the Company funded $6,000,000 of the purchase price at closing to own 40.3125% of the royalty stream. Additional contingent consideration includes (i) $1,000,000 to be paid by Bess upon certain net sales milestones achieved by Bausch & Lomb and (ii) annual payments to be remitted to InSite Vision, Inc. once aggregate royalty payments received by the Company and Bess exceed certain thresholds. Bess paid the $1,000,000 contingent consideration in February 2014, which did not result in a change in the Company’s interest in the royalty. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company and Bess reach a certain threshold as defined in the underlying agreement. As the purchased royalty stream has been capped by the defined threshold amount, in effect limiting the Company’s implicit rate of return, the Company’s share of the purchase price has been reflected as a Finance Receivable in the consolidated financial statements. The Company recognized approximately $1,032,000 and $795,000 in interest income in the consolidated statements of income for the years ended December 31, 2014 and 2013, respectively, representing our pro rata portion of royalties paid.

Tissue Regeneration Therapeutics Royalty Purchase

On June 12, 2013, the Company purchased from Tissue Regeneration Therapeutics, Inc. (“TRT”) two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector. The initial purchase totaled $2,000,000 paid upon closing. On October 20, 2014, additional consideration of $1,250,000 was paid upon aggregate royalty payments reaching a certain threshold. Additional contingent consideration includes annual sharing payments due to TRT once aggregate royalty payments received by the Company exceed the purchase price paid by the Company. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company reach a certain threshold as defined in the underlying agreement. The purchase has been reflected as a Finance Receivable in the unaudited condensed consolidated financial statements. The Company recognized approximately $362,000 and $176,000 in interest income recorded as revenue in the consolidated statements of income for the years ended December 31, 2014 and 2013, respectively.

Cambia® Royalty Purchase

On July 31, 2014, the Company purchased 25% of a royalty stream paid on the net sales of Cambia®, an NSAID pharmaceutical product indicated for the treatment of migraine. Cambia® is marketed in the United States by Depomed, Inc. and in Canada by Tribute. The initial purchase price totaled $4,000,000. Additional contingent consideration includes (i) $500,000 to be paid by the Company to the seller upon Cambia® reaching certain net sales and (ii) annual sharing payments to be remitted to the seller once aggregate royalty payments received by the Company exceed certain thresholds. The purchased royalty stream does not include any further amounts once the aggregate royalty payments received by the Company reach a certain threshold as defined in the purchase agreement. The Company recognized approximately $308,000 in interest income recorded as revenue in the consolidated statement of income for the year ended December 31, 2014.

Credit Quality of Finance Receivables

On a quarterly basis, the Company evaluates the carrying value of each finance receivable for impairment. Currently there are no finance receivables considered impaired and no corresponding allowance for credit losses for impaired loans.

A term loan is considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The Company would generally place term loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain and they are 90 days past due for interest or principal, unless the term loan is both well-secured and in the process of collection. When placed on nonaccrual, the Company would reverse any accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Generally, the Company would return a term loan to accrual status when all delinquent interest and principal become current under the terms of the credit agreement and collectability of remaining principal and interest is no longer doubtful. In certain circumstances, the Company may place a finance receivable on nonaccrual status but conclude it is not impaired.

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

Non-Accrual Loan

The Company had one non-accrual loan at December 31, 2014 for approximately $6,000,000. The Company measured the loan for impairment as of December 31, 2014 by comparing the outstanding loan balance to the fair market value of the collateral and determined that the fair value of the collateral exceeded the outstanding balance. As a result, the Company was not required to record any impairment charge on this loan as of December 31, 2014. As of December 31, 2013, the Company did not have any non-performing assets.

Note 3. Marketable Investments

Investment in securities at December 31, 2014 and 2013 consist of the following:

	December 31, 2014	December 31, 2013
Available for sale securities	$3,119	$3,119
Equity securities	1,730	—
Total	$4,849	$3,119

Debt Security

Senior Secured Note

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3,000,000 of a total $100,000,000 aggregate principal amount offering of a Senior Secured notes due in November 2026.  The notes pay interest quarterly at a rate of 11.5% per annum. The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $119,000 on November 15, 2013.  Subsequent interest payments from February 15, 2014, through May 15, 2015, are supported by a cash interest reserve account funded at close of $4,500,000.  The notes are subject to redemption on or after July 10, 2015, at a price at or above par, as defined.  The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The notes are reflected at fair value as available-for-sale securities. The Company recognized approximately $360,000 and $166,000 in interest income recorded as revenue in the consolidated statements of income for the years ended December 31, 2014 and 2013, respectively.

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities as of December 31, 2014 and 2013, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$3,119	$—	$—	$3,119
	$3,119	$—	$—	$3,119

Equity Securities

SynCardia Series F Preferred Stock

On September 15, 2014, the Company purchased a total of 1,244,511 shares of Series F Preferred Shares of SynCardia at a price of $1.39 per share, including 165,374 shares which were received in lieu of cash payment for $230,000 in interest income on the second lien loan. The Company’s total investment in SynCardia at December 31, 2014 was $1,730,000. The holders of the preferred shares are entitled to vote on all matters upon which holders of common shares have the right to vote and have representation on SynCardia’s Board of Directors. The preferred shares can be converted into common shares at any time after the date of issuance, and are automatically converted into common shares upon the closing of a public offering. The preferred shares will entitle the holder to receive a dividend at annual rate of ten percent and will accrue whether or not declared by SynCardia’s Board of Directors, and whether or not actually paid. No dividend will be declared or paid on any common shares unless simultaneously there also is declared or paid, a dividend on the preferred shares. Dividends accrued will be payable in cash or stock as determined, (i) upon the voluntary or involuntary conversion of the preferred shares, (ii) upon redemption thereof, or (iii) upon the occurrence of the liquidation or dissolution of the affairs of SynCardia. As described in Note 2, as part of the repayment of the SynCardia Second Lien Loan, on February 13, 2015 SWK received 1,079,138 shares of Series F Preferred Shares of SynCardia at a price of $1.39 per share.

SynCarida Common Stock

In conjunction with the first lien secured term loan with SynCardia, the Company received from SynCardia an aggregate of 40,000 shares of SynCardia’s Common Stock, in consideration for the mutual covenants and agreements set forth in the credit agreement. The shares purchased by the Company reflect an ownership percentage in SynCardia of less than 0.05%. The Company deems the shares to not have a readily determinable fair value. SynCardia is privately held and in development stage. The Company has reflected the shares at a zero cost basis as of December 31, 2014 and 2013.

During the years ended December 31, 2014 and 2013, the Company had no sales of available-for-sale securities and no securities have been considered impaired.

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

For the year ended December 31, 2014, the Company recognized $5,341,000 of equity method gains, of which $2,839,000 was attributable to the non-controlling interest in SWK HP. In addition, SWK HP received cash distributions totaling $6,722,000 during the year ended December 31, 2014, of which $3,585,000 was subsequently paid to holders of the non-controlling interests in SWK HP. For the year ended December 31, 2013, the Company recognized $2,779,000 of equity method gains, of which $1,470,000 was attributable to the non-controlling interest in SWK HP. In addition, SWK HP received cash distributions totaling $5,354,000 during the year ended December 31, 2013, of which $2,857,000 was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the years ended December 31, 2014 and 2013, are as follows (in thousands):

Balance at December 31, 2012	$13,000

Add: Income from investments in unconsolidated entities	2,779

Less: Cash distribution on investments in unconsolidated entities	(5,354)

Balance at December 31, 2013	$10,425

Add: Income from investments in unconsolidated entities	5,341

Less: Cash distribution on investments in unconsolidated entities	(6,722)

Balance at December 31, 2014	$9,044

The following table provides the financial statement information related to Holmdel for the comparative periods which SWK HP has reflected its share of Holmdel income in the Company’s consolidated statements of income:

	As of December 31, 2014 (in millions)		Year ended December 31, 2014 (in millions)

Assets	$11.6	Revenue	$8.0
Liabilities	$1.5	Expenses	$1.6
Equity	$10.1	Net income	$6.4

	As of December 31, 2013 (in millions)		Year ended December 31, 2013 (in millions)

Assets	$13.7	Revenue	$5.8
Liabilities	$2.3	Expenses	$3.1
Equity	$11.4	Net income	$2.7

Note 5.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following as of December 31 (in thousands):

	Year Ended December 31,
	2014	2013
Accrued Payroll and bonuses	$784	$210
Accounts payable and related expenses	48	59
Client deposits	—	50
Interest expense on loan credit agreement	—	21
Other accrued liabilities	31	23
	$863	$363

Note 6.  Interest and Other Expense

Interest and other expense is comprised of the following for each of the years ended December 31 (in thousands):

	Year Ended December 31,
	2014	2013
Interest expense	$(589)	$(68)
Interest income	10	49
Decrease in fair value of warrant assets	(116)	(130)
Increase in fair value of warrant liability	(129)	(60)
	$(824)	$(209)

Note 7. Loan Credit Agreement with Related Party

The Company entered into a credit facility with an affiliate of a stockholder, Carlson Capital, L.P. (“Carlson”), (collectively, the “Stockholder”) on September 6, 2013. The credit facility provides financing for the Company, primarily for the purchase of eligible investments. The facility matures on September 6, 2017, and provides that the loan shall accrue interest at the LIBOR rate plus a 6.50% margin. The average interest rate for the period the facility was outstanding during the years ended December 31, 2014 and 2013, was 6.73% and 6.75%, respectively. The principal is repayable in full at maturity. The facility works as a delayed draw credit facility with the Company having the ability to drawdown, as necessary, over the first 18 months (the “Draw Period”) up to $30,000,000, based on certain conditions. The credit facility provided for an initial $15,000,000 to be available at closing. The Company executed a draw of $5,000,000 on December 9, 2013. During the year ended December 31, 2014, the Company executed additional draws totaling $6,000,000 and then utilized net proceeds received from the Shareholder Equity Investment discussed in Note 9, to pay down the $11,000,000 outstanding balance of the credit facility. The outstanding balance of $5,000,000 was reflected as Loan credit agreement in the consolidated balance sheet as of December 31, 2013. There is no outstanding balance under the loan credit agreement as of December 31, 2014. On or before the last day of the Draw Period, the Company can request the loan amount to be increased to $30 million upon the Company realizing net proceeds of at least $10 million in cash through the issuance of new equity securities discussed in Note 9 fulfilled this requirement and as a result the Company had $19,000,000 of availability remaining on the facility as of December 31, 2014. The Draw Period expired on March 6, 2015. The Stockholder, as lender, has received a security interest in basically all assets of the Company as collateral for the facility. In conjunction with the credit facility, the Company issued warrants to the Stockholder for 1,000,000 shares of the Company’s common stock at a strike price of $1.3875. The warrants have a price dilution mechanism that was triggered by the price that shares were sold in the Rights Offering, and as a result, the strike price of the warrants was reduced to $1.348. In connection with the credit agreement, the Company and the Stockholder and certain of the Stockholder’s affiliates, including the lender entered into a Voting Rights Agreement restricting the Stockholder’s and such affiliates’ voting rights under certain circumstances and providing the Stockholder and such affiliates a right of first offer on certain future share issuances.

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception as it is not considered indexed in the Company’s stock. As such, the warrants with a value of $421,000 and $292,000 at December 31, 2014 and 2013, respectively, are reflected as a warrant liability in the consolidated balance sheets. Unrealized losses of $129,000 and $60,000 were included in interest and other expense in the consolidated statements of income for the years ended December 31, 2014 and 2013, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2014	December 31, 2013
Dividend rate	0%	0%
Risk-free rate	1.7%	2.5%
Expected life (years)	5.7	6.7
Expected volatility	32.7%	27.0%

During the years ended December 31, 2014 and 2013, the Company recognized interest expense totaling $589,000 and $68,000, respectively. Interest expense included $143,000 and $47,000 of debt issuance cost amortization for the years ended December 31, 2014 and 2013, respectively.

Note 8. Commitments and Contingencies

(a)  Lease Obligations

 In 2012, the Company relocated its corporate headquarters to Dallas, Texas, where it leases approximately 1,300 square feet.  Total rent expense recognized under this lease was approximately $21,000 and $22,000 for the years ended December 31, 2014 and 2013, respectively. The office lease expired January 31, 2015. On November 21, 2014, the Company entered into a lease for approximately 2,400 square feet at another location in Dallas, Texas, beginning in 2015 with a lease term ending May 2020. Future minimum rent is as follows:

2015	$32,000
2016	57,000
2017	58,000
2018	59,000
2019	60,000
Thereafter	26,000
Total future minimum rent with non-cancellable terms of one year or more	$292,000

(b) Other Contractual Obligations

As of December 31, 2014, the Company had unfunded commitments of approximately $5,471,000 on the Tribute and Response Genetics loans discussed in Note 2.  In addition, as of December 31, 2014, the Company had unfunded contingent consideration payable to seller of Cambia® discussed in Note 2 of $500,000 contingent upon aggregate net sales levels achieving certain thresholds.

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

(d) Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2014 and 2013.

Note 9. Stockholders’ Equity

(a) Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 250,000,000.

The Company entered into a Securities Purchase Agreement with a Stockholder on August 18, 2014 (Initial Closing Date). Pursuant to the terms of the Securities Purchase Agreement, the Stockholder acquired, through a series of transactions, 73,348,525 newly issued shares of the Company’s common stock, for a purchase price of $1.37 per share or an aggregate purchase price of approximately $100,488,000. The Company incurred issuance costs of $2,159,000 in relation to this transaction.

The Securities Purchase Agreement provides that the Company would conduct a rights offering as promptly as reasonably practical after the closing of the Securities Purchase Agreement. The rights offering was closed on November 26, 2014, with 14,534,884 newly issued common shares for a purchase price of $0.86 per share or an aggregate purchase price of $12,500,000. The Company incurred issuance costs of $675,000 in conjunction with the rights offering.

In connection with the Securities Purchase Agreement, the Company and the Stockholder entered into a stockholders’ agreement, pursuant to which, among other things, the Company granted the Stockholder approval rights with respect to certain transactions including with respect to the incurrence of indebtedness over specified amounts, the sale of assets over specified amounts, declaration of dividends, loans, capital contributions to or investments in any third party over specified amounts, changes in the size of the board of directors or changes in the Company’s CEO. In addition, the Stockholder agreed that until the earlier of the fifth anniversary of the Initial Closing Date or the date it owns less than 40% of the outstanding shares of the Company’s common stock it will not increase its voting percentage to greater than 76% or cause the Company to engage in any buybacks in excess of 3% of the then outstanding shares of common stock without offering to acquire all of the then-outstanding common stock at the same price and on the same terms and conditions. The Stockholder further agreed that, until the earlier of the fifth anniversary of the Initial Closing Date or the date it owns less than 40% of the outstanding shares of common stock, it will not sell shares of common stock to any purchaser that would result in such purchaser having a voting percentage of common stock in excess of 40% unless the purchaser contemporaneously makes a binding offer to acquire all of the then-outstanding common stock of the Company, at the same price and on the same terms and conditions as the purchase of shares from the Stockholder. The Stockholder also agreed that, until the earlier of the eighth anniversary of the Initial Closing Date or the date it owns less than 40% of the outstanding shares of common stock, the Stockholder will not engage in a transaction as described in Rule 13e-3 under the Securities Exchange Act of 1934, as amended, without offering to acquire all of the then-outstanding common stock at the same price and on the same terms and conditions. Additionally, until the earlier of the eighth anniversary of the Initial Closing Date or the date it owns less than 40% of the outstanding shares of common stock, the Stockholder agrees to maintain at least two directors who are not affiliates of the Stockholder or the Company (the “Non-Affiliated Directors”), and agrees that any related party transaction or deregistration of the Common Stock from SEC reporting requirements requires the approval of the Non-Affiliated Directors. The stockholders’ agreement also contains a right for the Stockholder to serve as the exclusive standby purchaser for any additional rights offerings prior to September 6, 2016, and a pre-emptive right to purchase its pro rata share of any additional offerings other than such rights offerings by the Company prior to such date.

The stockholders agreement also provides that, until the second anniversary of the Initial Closing Date, the Company will not seek, negotiate or consummate any sale of common stock, except through one or more rights offerings substantially on the same structural terms as the rights offering. In addition, the Stockholder agreed that until the earlier of the fifth anniversary of the Initial Closing Date or the date it owns less than 40% of the outstanding shares of common stock, it would provide support to the Company in various ways, including with respect to sourcing financing and other business opportunities.

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

(b) Preferred Stock

The Board of Directors may, without further action by the stockholders, issue a series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2014, no shares of preferred stock have been issued.

(c) Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. As a result of the termination of all employees on December 31, 2009, the stock options held by employees were cancelled on March 31, 2010.  The only remaining options outstanding as of December 31, 2014 under the 1999 Stock Incentive Plan are those held by some of the Company’s current directors.

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

On August 18, 2014, the Company entered into new employment agreements with J. Brett Pope and Winston L. Black. In conjunction with the new employment agreements, each received an option grant for 1,000,000 shares with an exercise price of $1.37 per share. Fifty percent of the options vest annually over 4 years beginning December 31, 2015 and fifty percent vest if the 30-day average closing stock price exceeds $2.06 prior to December 31, 2018. In addition, the options granted to Messrs. Pope and Black on May 14, 2012 were modified to extend the termination date of the options from May 14, 2017 to December 31, 2018. As a result, the Company remeasured these grants as of August 18, 2014. The modification resulted in incremental value of $151,500, with $50,000 being expensed during the year ended December 31, 2014  There were no stock options granted in 2013.  There were no options exercised in 2014 or 2013.

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2012	1,680,000	$1.01	8.8	$2,200
Options cancelled and retired	—	—
Options exercised	—	—
Options granted	—	—
Balances, December 31, 2013	1,680,000	1.01	7.8	458,600
Options cancelled and retired	(10,000)	2.65
Options exercised	—	—
Options granted	2,000,000	1.37
Balances, December 31, 2014	3,670,000	$1.20	8.3	$1,109,200

Options vested and exerciseable and expected to be vested and exerciseable at December 31, 2014	3,380,000	$1.20	8.3	$1,048,455
Options vested and exerciseable at December 31, 2014	545,000	$1.36	5.9	$251,700

At December 31, 2014, there were no options available for grant under the 1999 Stock Incentive Plan, and the Company had no total unrecognized stock-based compensation expense under this Plan.  At December 31, 2014, there were 2.7 million shares reserved for equity awards under the 2010 Stock Incentive Plan and the Company had approximately $0.6 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 2 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2014:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.70	20,000	4.6	0.70	20,000	$0.70
0.83	1,500,000	7.5	0.83	375,000	0.83
1.24	20,000	3.6	1.24	20,000	1.24
1.37	2,000,000	9.6	1.37	—	1.37
2.67	20,000	2.6	2.67	20,000	2.67
2.95	90,000	1.7	2.95	90,000	2.95
3.50	20,000	2.2	3.50	20,000	3.50
Total	3,670,000	8.3	1.20	545,000	$1.36

Employee stock-based compensation expense recognized for time-vesting options for the year ended December 31, 2014, and 2013, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plans.

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

The following table summarizes restricted stock activities under the equity incentive plans for the indicated periods:

	Restricted Shares Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, December 31, 2012	1,647,500	$0.38
Shares cancelled and forfeited	—	—
Shares vested	(105,000)	0.82
Shares granted	140,000	0.83
Balances, December 31, 2013	1,682,500	$0.39
Shares cancelled and forfeited	—	—
Shares vested	(697,500)	0.52
Shares granted	140,000	$1.13
Balances, December 31, 2014	1,125,000	$0.31

For restricted stock granted in 2014 and 2013 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period using the graded amortization method. The fair value and derived service period of awards with market performance vesting was calculated using a lattice model and included adjustments to the fair value of the Company’s common stock resulting from the vesting conditions being based on the underlying stock price. . As a result of the Initial Closing, 540,000 shares of restricted stock vested pursuant to the terms of the Company’s 2010 Stock Incentive Plan. As a result, the Company recognized $545,000 of expense during the year ended December 31, 2014. The remaining 1,125,000 restricted shares are included in the Company’s shares outstanding as of December 31, 2014, but are not included in the computation of basic income per share as the shares are not yet earned by the recipients. The Company had no unrecognized stock based compensation expense, net of estimated forfeitures, related to restricted shares as of December 31, 2014.

The stock-based compensation expense recognized by the Company for the years ended December 31, 2014, and 2013 was $844,000 and $254,000, respectively.

(d) Non-controlling Interests

As discussed in Note 4, SWK HP has a limited partnership interest in Holmdel.    The total investment by SWK HP was $13,000,000, of which SWK Holdings GP provided $6,000,000.  The remaining $7,000,000 is reflected as non-controlling interest in the consolidated balance sheets and the consolidated statements of stockholders’ equity.   Changes in the carrying amount of the non-controlling interest in the consolidated balance sheet for the year ended December 31, 2014, is as follows:

Balance at December 31, 2013	$5,613
Add: Income attributable to non-controlling interests	2,839
Less: Cash distribution to non-controlling interests	(3,585)
Balance at December 31, 2014	$4,867

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2014 and 2013.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity method investments included in the consolidated balance sheets as of December 31, 2014 and 2013.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

Cash and cash equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Securities available for sale

Certain common equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices).

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

Marketable Investments and Warrants

Marketable Investments

If active market prices are available, fair value measurement is based on quoted active market prices and, accordingly, these securities would be classified as Level 1. If active market prices are not available, fair value measurement is based on observable inputs other than quoted prices included within Level 1, such as prices for similar assets or broker quotes utilizing observable inputs, and accordingly these securities would be classified as Level 2. If market prices are not available and there are no observable inputs, then fair value would be estimated by using valuation models including discounted cash flow methodologies, commonly used option-pricing models and broker quotes. Such securities would be classified as Level 3, if the valuation models and broker quotes are based on inputs that are unobservable in the market. If fair value is based on broker quotes, the Company checks the validity of received prices based on comparison to prices of other similar assets and market data such as relevant bench mark indices. Available-for-sale securities are measured at fair value on a recurring basis, while securities with no readily available fair market value are not, but estimates of fair value are reflected below.

Derivative securities

For exchange-traded derivatives, fair value is based on quoted market prices, and accordingly, would be classified as Level 1. For non-exchange traded derivatives, fair value is based on option pricing models and are classified as Level 3.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$679	$—	$—	$679
Available-for-sale securities	3,119	—	—	3,119

Financial Liabilities:
Warrant liability	$421	$—	$—	$421

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$204	$—	$—	$204
Available-for-sale securities	3,119	—	—	3,119

Financial Liabilities:
Warrant liability	$292	$—	$—	$292

The changes on the value of the warrant assets during the years ended December 31, 2014 and 2013 were as follows (in thousands):

Fair value – December 31, 2012	$—
Issuances	334
Change in fair value	(130)
Fair value – December 31, 2013	$204
Issuance	706
Transfers	(115)
Change in fair value	(116)
Fair value – December 31, 2014	$679

The changes on the value of the warrant liability during the years ended December 31, 2014 and 2013 were as follows (in thousands):

Fair value – December 31, 2012	$—
Issuances	232
Change in fair value	60
Fair value – December 31, 2013	$292
Issuances	—
Changes in fair value	129
Fair value – December 31, 2014	$421

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis during the years ended December 31, 2014 and 2013.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates.

Off-balance sheet financial instruments

Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

For the year ended December 31, 2014:

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and restricted cash	$58,728	$58,728	$58,728	$—	$—
Finance receivables	93,347	93,347	—	—	93,347
Marketable investments	4,849	4,849	—	—	4,849
Other assets	679	679	—	—	679

Financial Liabilities
Warrant liability	$421	$421	$—	$—	$421

For the year ended December 31, 2013:

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and restricted cash	$7,664	$7,664	$7,664	$—	$—
Finance receivables	29,286	29,324	—	—	29,324
Marketable investments	3,119	3,119	—	—	3,119
Other assets	204	204	—	—	204

Financial Liabilities
Warrant liability	$292	$292	$—	$—	$292

Note 11.  Income Taxes

The components of income before income tax benefit are as follows (in thousands):

	December 31,
	2014	2013
U.S.	$13,301	$4,491

During the years ended December 31, 2014 and 2013, the Company’s benefit for income taxes was as follows:

	December 31,
	2014	2013
Current benefit	$—	$(38)
Deferred benefit	(10,303)	(9,803)
	$(10,303)	$(9,841)

The components of the income tax benefit are as follows (in thousands):

	December 31,
	2014	2013
Federal tax expense at statutory rate	$4,655	$1,384
Change in valuation allowance	(9,977)	(20,960)
Change in statutory rate	(4,315)	—
Other	319	67
Write off of expired deferred tax assets	9	10,080
Provision related to non-controlling interest	(994)	(412)
Total income tax benefit	$(10,303)	$(9,841)

The Company records deferred tax assets if the realization of such assets is more likely than not to occur in accordance with accounting standards that address income taxes. Significant management judgment is required in determining whether a valuation allowance against the Company’s deferred tax assets is required. The Company has considered all available evidence, both positive and negative, such as historical levels of income and predictability of future forecasts of taxable income, in determining whether a valuation allowance is required. The Company is also required to forecast future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. Specifically, the Company evaluated the following criteria when considering a valuation allowance:

     • the history of tax net operating losses in recent years;

     • predictability of operating results

     • profitability for a sustained period of time; and

     • level of profitability on a quarterly basis.

As of December 31, 2014, the Company had cumulative net income before tax for the three years then ended. Based on its historical operating performance, the Company has concluded that it was more likely than not that the Company would not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. However, the Company has concluded that it is more likely than not that the Company will be able to realize approximately $20,106,000 benefit of the U.S. federal and state deferred tax assets in the future.

As of December 31, 2014 and 2013, the Company’s valuation allowance against deferred tax assets decreased by approximately $10,032,000 and $20,960,000, respectively, due to write off of expired deferred tax assets and partial release of the Company’s valuation allowance.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statement of income for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $129,808,000 and $139,840,000 as of December 31, 2014 and 2013, respectively.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets
Credit carryforward	$2,660	$2,660
Stock based compensation	470	287
Other	271	59
Net operating losses	146,513	146,637

Gross deferred tax assets	149,914	149,643
Valuation allowance	(129,808)	(139,840)
Net deferred tax assets	$20,106	$9,803

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company’s net operating loss and tax credit carryforwards could be limited.

A portion of deferred tax assets relating to NOLs, pertains to NOL carryforwards resulting from tax deductions upon the exercise of employee stock options of approximately $1,900,000. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax expense.

As of December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $421,000,000. The federal net operating loss carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

The Company also had federal research carryforwards of approximately $2,700,000. The federal credits will expire by 2029.

The Company records liabilities, where appropriate, for all uncertain income tax positions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The adoption of these provisions did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows. At December 31, 2014, the Company did not have any unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013
Balance as of January 1	$—	$41
Additions for tax positions related to the current year	—	—
Additions for tax positions related to prior years	—	—
Reductions for tax positions of prior years due to lapse of statute of limitation	—	(41)
Settlements	—	—
Balance as of December 31	$—	$—

The Company is subject to taxation in the US and various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1998 through December 31, 2014, due to carryforward of unutilized net operating losses and research and development credits.  The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2014.

Note 12. Related Party Transactions

 The Company provides investment advisory services to an affiliate of a stockholder. During the years ended December 31, 2014 and 2013, the Company recognized approximately $100,000 and $120,000, respectively in revenue. Accounts receivable from the affiliate were approximately $0 and $75,000 as of December 31, 2014 and 2013.

As disclosed in Note 7, on September 6, 2013, the Company entered into a credit facility with an affiliate of a stockholder. As of December 31, 2014 and 2013, the Company had $0 and $5,000,000, respectively, outstanding under the credit facility.

Note 13. Subsequent Events

SynCardia

On February 13, 2015 the Second Lien Loan was repaid for total consideration of $17,000,000 comprised of $3,000,000 of cash, $11,500,000 million of senior secured second lien convertible notes (the “Convertible Notes”) and 1,798,563 shares of Series F Preferred Stock. The Company received its pro-rata share of the repayment consideration which included $1,800,000 million of cash, $6,900,000 of Convertible Notes and 1,079,138 shares of Series F Preferred Stock. The Convertible Notes accrue interest at 10% per annum and interest paid in kind. The Convertible Notes are convertible into shares of SynCardia common stock at a 25% discount to the price of an initial public offering.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2014, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the principal headings “ELECTION OF DIRECTORS,” “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and CODE OF ETHICS AND CONDUCT, the information regarding executive officers of the Company under the subheading “Executive Officers”, and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading “CORPORATE GOVERNANCE,” in the Company’s 2015 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the principal headings “DIRECTOR COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “EXECUTIVE COMPENSATION,” and “RELATED INFORMATION “in the Company’s 2015 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings “EQUITY COMPENSATION PLAN INFORMATION” and “OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY” in the Company’s 2015 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the principal heading “TRANSACTION WITH RELATED PERSONS” in the Company’s 2015 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the subheadings “Audit Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” below the principal heading “AUDIT FEES” in the Company’s 2015 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Financial Statement Schedules:

The separate financial statements of Holmdel Pharmaceuticals, LP as of December 31, 2014 and for the year ended December 31, 2014 required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1.

3. Exhibits:  See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on March 27, 2015.

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

Date: March 27, 2015	By	/s/ J. Brett Pope
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2015	By	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 27, 2015	By	/s/ D. Blair Baker
D. Blair Baker
Director

Date: March 27, 2015	By	/s/ Christopher W. Haga
Christopher W. Haga
Director

Date: March 27, 2015	By	/s/ Edward B. Stead
Edward B. Stead
Director

Date: March 27, 2015	By	/s/ Michael Weinberg
Michael Weinberg
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	3.04	1/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.	10-K	3.05	3/31/2010

3.06	Amended and Restated Bylaws, as amended on October 25, 2009.	8-K	3.01	10/27/09

3.07	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	3.01	1/31/06

4.01	Form of Specimen Common Stock Certificate.	S-1/A	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	4.01	1/31/06

4.03	Amended and Restated Rights Agreement, dated as of February 2, 2012 by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K	4.01	2/2/12

4.04	Common Stock Purchase Warrant to Purchase 1,000,000 shares of the Company’s common stock dated September 6, 2013 issued to Double Black Diamond, L.P.	8-K	4.1	9/19/13

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.*	10-Q	10.01	11/14/06

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.02	2010 Equity Incentive Plan.*	10-Q	10.1	11/09/10

10.03	SWK Holdings Corporation 2010 Equity Incentive Plan Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10

10.05	J. Brett Pope employment agreement dated May 14, 2012*	10-Q	10.01	5/15/12

10.06	Winston L. Black III employment agreement dated May 14, 2012*	10-Q	10.02	5/15/12

10.07	John F. Nemelka severance agreement dated May 14, 2012*	10-Q	10.03	5/15/12

10.08	Paul V. Burgon severance agreement dated May 14, 2012*	10-Q	10.04	5/15/12

10.09	Contract purchase agreement between SWK Holdings Corporation and PBS Capital Management, dated May 14, 2012	10-Q	10.05	5/15/12

10.10	Loan Agreement, dated as of September 6, 2013, among the Company, SWK Funding LLC. SWK Advisors LLC. SWK HP Holdings GP LLC. and Double Black Diamond, L.P.	8-K	10.1	9/9/13

10.11	Pledge and Security Agreement, dated as of September 6, 2013, among the Company, SWK Funding LLC. SWK Funding LLC. SWK Advisors LLC. SWK HP Holdings GP LLC. and Double Black Diamond L.P.	8-K	10.2	9/9/13

10.12	Voting Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P. Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.3	9/9/13

10.13	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.4	9/9/13

10.14	Agreement dated August 27, 2012 between SWK Holdings Corporation and Pine Hill Group, LLC	10-K	10.13	3/31/14

10.15	Agreement dated February 19, 2013 between SWK Holdings Corporation and Pine Hill Group, LLC	10-K	10.14	3/31/14

10.16	Employment Agreement, dated August 18, 2014, between the Company and J. Brett Pope.*	8-K	10.4	8/19/14

10.17	Employment Agreement, dated August 18, 2014, between the Company and Winston L. Black III.*	8-K	10.5	8/19/14

10.18	Royalty Agreement, dated April 2, 2013, among SWK Funding LLC, Bess Royalty, L.P. and InSite Vision Incorporated.**#	S-1/A	10.13	3/31/14

10.19	Amended and Restated Limited Partnership Agreement of Holmdel Pharmaceuticals, L.P., dated December 20, 2012, among HP General Partner, LLC, Brett Pope, an individual, and the limited partners named therein.**#	S-1/A	10.14	6/11/14

10.20	First Amendment to Amended and Restated Limited Partnership Agreement of Holmdel Pharmaceuticals, L.P., effective as of December 20, 2012, among HP General Partner, LLC, SWK HP Holdings, LP and Holmdel Therapeutics, LLC.**#	S-1/A	10.15	6/11/14

10.21	Credit Agreement, dated January 23, 2014, among Parnell Pharmaceuticals Holdings PTY Ltd. and Parnell, Inc., as Borrowers, the subsidiaries of the Borrowers named therein, the lenders named therein and SWK Funding LLC.**#	S-1/A	10.16	6/11/14

10.22	Letter Agreement, dated January 2, 2014, between SWK Holdings Corporation and Georgeson, Inc.	S-1/A	10.19	4/23/14

10.23	Subscription Agent Agreement, dated April 7, 2014, among SWK Holdings Corporation, Computershare Inc., and its wholly-owned subsidiary Computershare Trust Company, N.A.	S-1/A	10.20	4/23/14

10.24	Securities Purchase Agreement, dated August 18, 2014, between SWK Holdings Corporation and Carlson Capital, L.P.	8-K/A	10.1	8/21/14

10.25	Termination of Voting Agreement, dated August 18, 2014, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and SWK Holdings Corporation	8-K	10.3	8/19/14

10.26	Credit Agreement, dated July 30, 2014, between SWK Funding LLC and Response Genetics, Inc.#	8-K/A	10.1	2/2/15

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.27	Credit Agreement, dated October 31, 2014, by and among PDI, Inc., SWK Funding LLC and the financial institutions party thereto from time to time as lenders.				X

21.01	Subsidiaries				X

23.01	Consent of Independent Registered Public Accounting Firm - Burr Pilger Mayer, Inc.				X

23.02	Consent of Independent Registered Public Accounting Firm - EisnerAmper LLP				X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

99.01	Financial Statements of Holmdel Pharmaceuticals, LP				X

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

**	These certifications accompany SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

#

Confidential treatment is requested for certain confidential portions of these exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission

+	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

