Form 10-Q
period 2015-03-31
SWK Holdings Corp
filed 2015-05-08
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 8, 2015, there were 131,135,092 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended March 31, 2015

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Outlook . Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM I.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS

Cash and cash equivalents	$59,487	$58,728
Accounts receivable	1,139	1,053
Prepaid expenses and other assets	168	32
Finance receivables	95,456	93,347
Marketable investments	6,349	4,849
Investment in unconsolidated entities	8,740	9,044
Deferred tax asset	18,600	20,106
Warrant assets	1,406	679
Debt issuance costs	—	381
Total assets	$191,345	$188,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,545	$864
Warrant liability	586	421
Total liabilities	2,131	1,285

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 131,135,092 and 131,058,303 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	131	131
Additional paid-in capital	4,432,551	4,432,364
Accumulated deficit	(4,248,172)	(4,250,428)
Total SWK Holdings Corporation stockholders’ equity	184,510	182,067
Non-controlling interests in consolidated entities	4,704	4,867
Total stockholders’ equity	189,214	186,934
Total liabilities and stockholders’ equity	$191,345	$188,219

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Revenues:
Finance receivable interest income, including fees	$4,145	$2,031
Marketable investments interest income	90	91
Income related to investments in unconsolidated entities	1,551	1,503
Other	15	43
Total Revenues	5,801	3,668
Costs and expenses:
Interest expense	381	189
General and administrative	1,218	669
Total costs and expenses	1,599	858
Other income:
Unrealized net gain on derivatives	371	154
Income before provision for income tax	4,573	2,964
Provision for income tax	1,506	706
Consolidated net income	3,067	2,258
Net income attributable to non-controlling interests	811	801

Net income attributable to SWK Holdings Corporation Stockholders	$2,256	$1,457

Net income per share attributable to SWK Holdings Corporation Stockholders
Basic	$0.02	$0.04
Diluted	$0.02	$0.04
Weighted Average Shares
Basic	129,964	41,462
Diluted	130,046	41,530

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Net income	$3,067	$2,258
Other comprehensive income, net of tax:
Unrealized gains on investment in securities
Unrealized holding gains arising during period	—	—

Less: reclassification adjustment for gains included in net income	—	—
Total other comprehensive income	—	—
Comprehensive income	3,067	2,258

Comprehensive income attributable to non-controlling interests	811	801

Comprehensive income attributable to SWK Holdings Corporation Stockholders	$2,256	$1,457

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$3,067	$2,258
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investments in unconsolidated entities	(1,551)	(1,503)
Deferred income taxes	1,506	706
Interest income in excess of cash collected	(33)	(431)
Loan discount amortization and fee accretion	(344)	(72)
Change in fair value of warrants	(371)	(154)
Stock-based compensation	197	76
Debt issuance cost amortization	381	35
Property and equipment depreciation	1	—
Changes in operating assets and liabilities:
Accounts receivable	(86)	172
Prepaid expenses and other assets	(87)	(273)
Accounts payable and accrued liabilities	681	443
Net cash provided by operating activities	3,361	1,257

Cash flows from investing activities:
Net increase in finance receivables	(3,423)	(11,975)
Cash distributions from investments in unconsolidated entities	1,855	1,976
Purchases of property and equipment	(50)	—
Net cash used in investing activities	(1,618)	(9,999)

Cash flows from financing activities:
Proceeds from loan credit agreement	—	6,000
Costs of common stock issuance	(10)	—
Distributions to non-controlling interests	(974)	(1,055)
Net cash provided by (used in) financing activities	(984)	4,945

Net increase (decrease) in cash and cash equivalents	759	(3,797)
Cash and cash equivalents at beginning of period	58,728	7,664
Cash and cash equivalents at end of period	$59,487	$3,867

Supplementary noncash flow activity:

Consideration (notes and preferred stock) received in connection with loan repayment	$8,400	—
Warrants received in conjunction with purchase of financial receivables	$191	$99

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company,” “SWK,” “we,” “us,” or “our”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. The Company’s strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. The Company has initially focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. The Company has been deploying its assets to earn interest, fees, and other income pursuant to this strategy, and the Company continues to identify and review financing and similar opportunities on an ongoing basis.

As of March 31, 2015, the Company had executed 14 transactions under its specialty finance strategy, funding approximately $124,000,000 in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, purchased royalties generated by sales of life science products and related intellectual property and an unconsolidated equity investment in a company which retains the marketing authorization rights to a pharmaceutical product.

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

The Company owns interests in various partnerships and limited liability companies, or LLCs. The Company consolidates its investments in these partnerships or LLCs, where the Company, as the general partner or managing member, exercises effective control, even though the Company’s ownership may be less than 50%. The related governing agreements provide the Company with broad powers, and the other parties do not participate in the management of the entity and do not have the substantial ability to remove the Company. The Company has reviewed each of the underlying agreements to determine if it has effective control. If circumstances changed and it was determined this control did not exist, this investment would be recorded using the equity method of accounting. Although this would change individual line items within the Company’s condensed consolidated financial statements, it would have no effect on our net income and/or total stockholders’ equity attributable to the Company. The Company operates in one operating segment with a single management team that reports to the chief executive officer, who is the Company’s chief operating decision maker.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, income taxes and contingencies and litigation, among others.  Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. The Company estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

Reclassification

Certain amounts have been reclassified in the presentation of the financial statements as of December 31, 2014 and for the three months ended March 31, 2014 to be consistent with the presentation in the financial statements for the three months ended March 31, 2015. This reclassification had no impact on previously reported net loss, cash flow from operations or changes in stockholder deficit.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The tentative revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense.

This ASU is effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance about whether a cloud computing arrangement includes a software license. The customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

Note 2. Net Income per Share

Basic net income per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator:
Net income attributable to SWK Holdings Corporation Shareholders	$2,256	$1,457
Denominator:
Weighted-average shares outstanding	129,964	41,462
Effect of dilutive securities	82	68
Weighted-average diluted shares	130,046	41,530
Basic earnings per share	$0.02	$0.04
Diluted earnings per share	$0.02	$0.04

For the three month period ended March 31, 2015, and 2014, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 4,175,000 and 4,175,000 shares, respectively, have been excluded from the calculation of diluted net income per share as all such securities were anti-dilutive.

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

	March 31, 2015	December 31, 2014
Portfolio

Term Loans	$82,645	$80,450
Royalty Purchases	12,811	12,897
Total	95,456	93,347

The Company originates finance receivables to companies primarily in the life sciences sector. This concentration of credit exposes the Company to a higher degree of risk associated with this sector.

On a quarterly basis, the Company evaluates the carrying value of each finance receivable for impairment. Currently there are no finance receivables considered impaired and no corresponding allowance for credit losses for impaired loans.

A term loan is considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect the amounts due according to the loan contract, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The Company would generally place term loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain and they are 90 days past due for interest or principal, unless the term loan is both well-secured and in the process of collection. When placed on nonaccrual, the Company would reverse any accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Generally, the Company would return a term loan to accrual status when all delinquent interest and principal become current under the terms of the credit agreement and collectability of remaining principal and interest is no longer doubtful. In certain circumstances, the Company may place a finance receivable on nonaccrual status but conclude it is not impaired.

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

Non-Accrual Loan

The Company had one non-accrual loan at March 31, 2015, for approximately $6,650,000. The Company measured the loan for impairment as of March 31, 2015, by comparing the outstanding loan balance to the fair market value of the collateral and determined that the fair market value of the collateral exceeded the outstanding balance. As a result, the Company was not required to record any impairment charge on this loan as of March 31, 2015. As of March 31, 2014, the Company did not have any non-performing assets.

Note 4. Marketable Investments

Investment in securities at March 31, 2015, and December 31, 2014, consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Fixed income	$3,119	$3,119
Equity securities	3,230	1,730
Total	$6,349	$4,849

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities as of March 31, 2015, and December 31, 2014, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$3,119	$—	$—	$3,119
	$3,119	$—	$—	$3,119

During the three months ended March 31, 2015, and the year ended December 31, 2014, the Company had no sales of available-for-sale securities and no securities have been considered impaired.

Note 5. Variable Interest Entities

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

SWK HP is considered a VIE due to the lack of voting or similar decision-making rights by its equity holders regarding activities that have a significant effect on the economic success of the partnership. The Company’s ownership in SWK HP constitutes variable interests. The Company has determined that it is the primary beneficiary of SWK HP as (i) the Company has the power to direct the activities that most significantly impact the economic performance of SWK HP via its obligations to perform under the partnership agreement, and (ii) the Company has the right to receive residual returns that could potentially be significant to SWK HP. As a result, the Company consolidates SWK HP in its financial statements and the limited partner interests of SWK HP owned by third parties are reflected as a non-controlling interest in the Company’s unaudited condensed consolidated balance sheets.

Unconsolidated VIEs

Holmdel

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP received a 1x cash on cash return on its interest in Holmdel, which occurred in February 2015, SWK HP received approximately 84% of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP Holdings LP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 39%. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.  SWK HP’s current ownership in Holmdel approximates 70%.  The Company accounts for its interest in the entity based on the timing of quarterly distributions, which are paid on a quarter lag basis. For the three months ended March 31, 2015, and 2014, the Company recognized $1,551,000 and $1,503,000, respectively, of equity method gains. The amount of equity method gains attributable to the non-controlling interests in SWK HP were $811,000 and $801,000 for the three months ended March 31, 2015, and 2014, respectively.

In addition, SWK HP received cash distributions totaling $1,855,000 during the three months ended March 31, 2015, of which $974,000 was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the three months ended March 31, 2015, are as follows (in thousands):

Balance at December 31, 2014	$9,044

Add: Income from investments in unconsolidated entities	1,551

Less: Cash distribution on investments in unconsolidated entities	(1,855)

Balance at March 31, 2015	$8,740

The following table provides the financial statement information related to Holmdel for the comparative periods which SWK HP has reflected its share of Holmdel income in the Company’s consolidated statements of income:

	As of March 31, 2015 (in millions)		Three months ended March 31, 2015 (in millions)	Three months ended March 31, 2014 (in millions)

Assets	$11.9	Revenue	$2.4	$2.4
Liabilities	$2.4	Expenses	$0.4	$0.6
Equity	$9.5	Net income	$2.0	$1.8

Note 6. Loan Credit Agreement with Related Party

On September 6, 2013, the Company entered into a credit facility with Double Black Diamond, L.P. (the “Lender”), an affiliate of, Carlson Capital, L.P. (“Carlson”). Funds affiliated with Carlson (collectively, the “Stockholder”) are holders of a majority of the Company’s common stock. The credit facility provides financing for the Company, primarily for the purchase of eligible investments. The facility matures on September 6, 2017, and provides that the loan shall accrue interest at the LIBOR rate plus a 6.50% margin. The principal is repayable in full at maturity. The facility works as a delayed draw credit facility with the Company having the ability to drawdown, as necessary, over the first 18 months (the “Draw Period”) up to $30,000,000, based on certain conditions. The credit facility provided for an initial $15,000,000 to be available at closing. The Draw Period expired on March 6, 2015, and as a result, as of March 31, 2015, the Company has no availability remaining on the facility. The Lender has received a security interest in basically all assets of the Company as collateral for the facility. In conjunction with the credit facility, the Company issued warrants to the Lender for 1,000,000 shares of the Company’s common stock at a strike price of $1.3875. The warrants have a price dilution mechanism that was triggered by the price that shares were sold in the Rights Offering in November 2014, and as a result, the strike price of the warrants was reduced to $1.348. In connection with the credit agreement, the Company, the Lender,the Stockholder and certain of the Stockholder’s affiliates, entered into a Voting Rights Agreement restricting the Stockholder’s and such affiliates’ voting rights under certain circumstances and providing the Stockholder and such affiliates a right of first offer on certain future share issuances, which Voting Rights Agreement was terminated on August 18, 2014, in connection with the sale of shares of common stock to the Stockholder.

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception as it is not considered indexed in the Company’s stock. As such, the warrants with a value of $586,000 and $421,000 at March 31, 2015, and December 31, 2014, respectively, are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. An unrealized loss of $165,000 and an unrealized gain of $42,000 were included in interest and other income (expense) in the unaudited condensed consolidated statements of income for the three months ended March 31, 2015, and 2014, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2015	December 31, 2014
Dividend rate	0%	0%
Risk-free rate	1.4%	1.7%
Expected life (years)	5.4	5.7
Expected volatility	32.6%	32.7%

During the three months ended March 31, 2015, the Company recognized interest expense totaling $381,000 consisting of debt issuance cost amortization. During the three months ended March 31, 2014, the Company recognized interest expense totaling $189,000, which included $153,000 interest due the lender and $36,000 of debt issuance cost amortization.

Note 7. Stockholders’ Equity

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

There were no options exercised in the three months ended March 31, 2015 or 2014.

The following table summarizes activities under option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, December 31, 2014	3,670,000	$1.20	8.3	$1,109,200
Options cancelled and retired	—	—
Options exercised	—	—
Options granted	—	—
Balances, March 31, 2015	3,670,000	1.20	8.1	1,569,400

Options vested and exercisable and expected to be vested and exercisable at March 31, 2015	3,380,000	$1.20	8.1	$1,569,400
Options vested and exercisable at March 31, 2015	545,000	$1.36	5.8	$305,650

At March 31, 2015, there were no options available for grant under the 1999 Stock Incentive Plan, and the Company had no total unrecognized stock-based compensation expense under this Plan.  At March 31, 2015, there were 2.7 million shares reserved for equity awards under the 2010 Stock Incentive Plan and the Company had approximately $0.6 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 2 years.

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2015:

	Options Outstanding, Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.70	20,000	4.3	$0.70	20,000	$0.70
0.83	1,500,000	7.1	0.83	375,000	0.83
1.24	20,000	3.3	1.24	20,000	1.24
1.37	2,000,000	9.4	1.37	—	1.37
2.67	20,000	2.3	2.67	20,000	2.67
2.95	90,000	1.45	2.95	90,000	2.95
3.50	20,000	1.9	3.50	20,000	3.50
Total	3,670,000	8.1	$1.20	545,000	$1.36

Employee stock-based compensation expense recognized for time-vesting options for the three months ended March 31, 2015, and 2014, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plans.

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

The following table summarizes restricted stock activities under the equity incentive plans for the indicated periods:

	Restricted Shares Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, December 31, 2014	1,125,500	$0.31
Shares cancelled and forfeited	—	—
Shares vested	—	—
Shares granted	—	—
Balances, March 31, 2015	1,125,000	$0.31

For restricted stock granted in 2014 and 2013 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period using the graded amortization method. The fair value and derived service period of awards with market performance vesting was calculated using a lattice model and included adjustments to the fair value of the Company’s common stock resulting from the vesting conditions being based on the underlying stock price. Restricted shares of 1,125,000 are included in the Company’s shares outstanding as of March 31, 2015, but are not included in the computation of basic income per share as the shares are not yet earned by the recipients. The Company had no unrecognized stock based compensation expense, net of estimated forfeitures, related to restricted shares as of March 31, 2015.

During the three months ending March 31, 2015, the Board approved the following grants as compensation for Board services: (i) a grant of 33,660 shares of common stock as the pro-rated director compensation for the non-employee directors appointed on September 6, 2014; (ii) a grant 10,000 shares to each non-employee directors for services as a director for the period January 1, 2015 to March 31, 2015; and (iii) a grant of 32,595 shares of common stock in lieu of cash payments to the non-employee directors upon the voluntary election of such directors. The Company recorded approximately $107,000 in board compensation expense relating to the quarterly grant,

The stock-based compensation expense recognized by the Company for the three months ended March 31, 2015, and 2014 was $90,000 and $76,000, respectively.

Non-controlling Interests

As discussed in Note 5, SWK HP has a limited partnership interest in Holmdel.  Changes in the carrying amount of the non-controlling interest in the unaudited condensed consolidated balance sheet for the three months ended March 31, 2015, are as follows (in thousands):

Balance at December 31, 2014	$4,867
Add: Income attributable to non-controlling interests	811
Less: Cash distribution to non-controlling interests	(974)
Balance at March 31, 2015	$4,704

Note 8. Fair Value Measurements

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended March 31, 2015, and 2014.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity method investments included in our unaudited condensed consolidated balance sheets at March 31, 2015, or December 31, 2014.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant Other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,406	$—	$—	$1,406
Available-for-sale securities	3,119	—	—	3,119

Financial Liabilities:
Warrant liability	$586	$—	$—	$586

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$679	$—	$—	$679
Available-for-sale securities	3,119	—	—	3,119

Financial Liabilities:
Warrant liability	$421	$—	$—	$421

 The changes on the value of the warrant assets during the three months ended March 31, 2015, were as follows (in thousands):

Balance at December 31, 2014	$679
Issuances	191
Change in fair value	536
Balance at March 31, 2015	$1,406

The Company holds warrants issued to the Company in conjunction with certain term loan investments. These warrants meet the definition of a derivative and are included in the unaudited condensed consolidated balance sheets. The fair values for warrants outstanding, that have a readily determinable value, are measured using the Black-Scholes option pricing model. The following weighted average assumptions were used in the models to determine fair value:

	March 31, 2015	December 31, 2014

Dividend rate	0.0%	0.0%
Risk-free rate	1.4%	1.8%
Expected life (years)	5.3	5.4
Expected volatility	93.9%	94.3%

The changes on the value of the warrant liability during the three months ended March 31, 2015, were as follows (in thousands):

Balance at December 31, 2014	$421
Issuances	—
Change in fair value	165
Balance at March 31, 2015	$586

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis during the three months ended March 31, 2015, and 2014.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates (in thousands):

March 31, 2015	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$59,487	$59,487	$59,487	$—	$—
Finance receivables	95,456	95,456	—	—	95,456
Marketable investments	6,349	6,349	—	—	6,349
Other assets	1,406	1,406	—	—	1,406

Financial Liabilities
Warrant liability	$586	$586	$—	$—	$586

December 31, 2014	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$58,728	$58,728	$58,728	$—	$
Finance receivables	93,347	93,347	—	—		93,347
Marketable investments	4,849	4,849	—	—		4,849
Other assets	679	679	—	—		679

Financial Liabilities
Warrant liability	$421	$421	$—	$—		$421

Note 9. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had no unrecognized tax benefits as of March 31, 2015, and December 31, 2014.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the unaudited condensed consolidated statement of income for the period that the adjustment is determined to be required.

Deferred tax assets consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Deferred tax assets
Credit carryforward	$2,660	$2,660
Stock based compensation	470	470
Other	271	271
Net operating losses	145,007	146,513

Gross deferred tax assets	148,408	149,914
Valuation allowance	(129,808)	(129,808)
Net deferred tax assets	$18,600	$20,106

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company’s net operating loss and tax credit carryforwards could be limited.

A portion of deferred tax assets relating to net operating loss carryforwards (“NOLs”), pertains to NOLs resulting from tax deductions upon the exercise of employee stock options of approximately $1,900,000. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax expense.

As of December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $421,000,000. The federal net operating loss carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

Note 10. Subsequent Events

During April 2015, the Company entered into two new senior secured credit agreements for a total commitment of $12,500,000, of which $10,000,000 funded upon close. In conjunction with one of the credit agreements, the Company was issued a warrant to purchase 8,152,174 shares of common stock with an exercise price of $0.46 per share that may be exercised at any time prior to April 17, 2022. In addition, on April 6, 2015 the Company amended the credit agreement of one of its partner companies to allow the draw of the remaining $2.0 million available under the facility, of which $1.0 million was funded by the Company and $1.0 million by an unaffiliated third party. In connection with the amendment, the Company received warrants to purchase 1,351,351 shares of common stock. In addition, on May 7, 2015, SWK signed a commitment letter obligating the Company to fund up to $12 million in a loan transaction subject to the potential borrower fulfilling certain obligations.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes include in this report.

Overview

We were incorporated in July 1996 in California and reincorporated in Delaware in September 1999.

In July 2012, we commenced our new corporate strategy of building a specialty finance and asset management business. Our strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. We will initially focus on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We expect to deploy our assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis. In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. We intend to fund transactions through our own working capital, as well as by building our asset management business to invest additional third party capital alongside our capital.

We have NOLs and believes that the ability to utilize these NOLs is an important and substantial asset. We believe that the foregoing business strategies can create value for its stockholders, and produce prospective taxable income (or the ability to generate capital gains) that might permit us to utilize the NOLs. We are unable to assure investors that it will find suitable financing opportunities or that it will be able to utilize its existing NOLs.

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

Our investment advisory agreements are currently non-discretionary and each client determines individually if it wants to participate in a transaction. Each account receives its pro rata allocation for a transaction based on which clients opt into a transaction, and each account receives its pro rata allocation of income produced by a transaction in which they participate. Clients pay us management and incentive fees according to a written investment advisory agreement, and we negotiate fees based on each client’s needs and the complexity of the client’s requirements. Fees paid by clients may differ depending upon the terms negotiated with each client and are paid directly by the client upon receipt of an invoice from us. We may seek to gain access to additional discretionary capital from similar investors in the future.

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

As of May 8, 2015, we have executed 16 transactions, deploying approximately $134,600,000 across a variety of opportunities:

●	$16,250,000 in four transactions where we purchased or financed through a debt investment, royalties generated by the sales of life science products and related intellectual property;

●	$110,650,000 in ten transactions where we receive interest and other income by advancing capital in the form of secured debt backed by royalties paid by companies in the life science sector; and

●	$6,000,000 in one transaction where we acquired an indirect interest in the U.S. marketing authorization rights to a pharmaceutical product where we ultimately receive cash flow distributions from the product; and

●	$1,730,000 in one transaction where SWK purchased shares of preferred stock, which includes $230,000 in lieu of cash payment. In addition on February 13, 2015, SWK received an additional 1,079,138 shares of preferred stock.

In counting our transactions, we generally consider series of transactions with one partner company as a single transaction. In six of the transactions, we participated alongside other investors; our investment advisory clients co-invested in two of these transactions. The other ten transactions were completed solely by SWK. Subsequent to closing on one of the eight transactions, however, we syndicated a portion of the loan to an investment advisory client and then subsequently purchased it back, and subsequently partnered with another investor on a follow-on round for the same partner company.

The table below provides an overview of the transactions.

	Amount Funded by SWK as of May 8, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three months ended March 31, 2015

Royalty Purchases and Financings

Besivance®	$6,000,000	$16,000,000

•       Closed on April 2, 2013

•       Purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic marketed by Bausch & Lomb

•       SWK owns 40.3% of the royalty; Bess Royalty, LP owns 59.7%

•       Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds

				$180,000 in interest income

Tissue Regeneration Therapeutics (“TRT”)	$3,250,000	$3,250,000

•       Closed on June 12, 2013

•       Purchased two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector

•       Annual sharing payments due TRT once aggregate royalty payments received by SWK exceed the purchase price paid by SWK

				$143,000 in interest income

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

				$174,000 in interest income

Senior Secured Debt

Royalty Financing	$3,000,000	$100,000,000

•       Closed on July 9, 2013

•       Purchased senior secured notes (first lien) due November 2026

•       Pay interest quarterly at a 11.5% annual interest rate

•       Secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products

				$90,000 in interest income

Term Loans

Tribute Pharmaceuticals Canada Inc. (“Tribute”)	$14,000,000	$17,000,000

•       Entered into $8 million senior secured first lien loan on August 8, 2013, that matures on August 8, 2018.

•       Amended on October 1, 2014 to increase total commitment to $17 million from $8 million, with $6 million funded at the time of the amendment.

•       Repaid by tiered revenue interest that is charged on quarterly net sales and royalties

•       Bears interest at a floating interest rate, subject to a 13.5% per annum minimum. Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

•       Received 1,843,016 warrants to date, to purchase shares of Tribute common stock

				$500,000 in interest income

	Amount Funded by SWK as of May 8, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three months ended March 31, 2015

SynCardia Systems, Inc. (“SynCardia”)	$4,000,000	$16,000,000

•       Entered into senior secured first lien credit facility loan on December 13, 2013, due on March 5, 2018; expansion of SynCardia’s existing facility

•       At the option of lenders, the term loan can be increased to $22 million; we have the right (not the obligation) to advance $1.5 million under the expansion facility

•       Repaid with principal due upon maturity and bears interest at a rate of 13.5% per annum

•       Entitled to an exit fee upon the maturity of the loan

•       Purchased an aggregate of 40,000 shares of SynCardia’s common stock, reflecting an ownership percentage in SynCardia of less than 0.05%

				$169,000 in interest income

SynCardia 2nd Lien	—	$10,000,000

•       Entered into senior secured second lien loan on December 13, 2013.

•       Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of, and any other income and revenue actually received by SynCardia

•       Repaid on February 13, 2015 for total consideration to SWK of $10.2 million comprised of $1.8 million of cash, $6.9 million of senior secured second lien convertible notes and 1,079,138 shares of Series F Preferred Stock

				$955,000 in interest income

SynCardia 2nd Lien Convertible Note	$6,900,000	$6,900,000

•       New senior secured second lien convertible notes accrue interest at 10% per annum, interest paid in kind; notes are convertible into shares of SynCardia common stock at a 25% discount to the price of the initial public offering

				$88,000 in interest income

	Amount Funded by SWK as of May 8, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three months ended March 31, 2015

Private Dental Products Company (the “Dental Products Company”)	$6,650,000	$6,650,000

•       On December 10, 2013, entered into senior secured first lien loan that matures on December 10, 2018

•       Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties of the Dental Products Company.

•       Bears interest at a floating interest rate, subject to a 14% per annum minimum

•       Earned an arrangement fee of $60 thousand at closing and entitled to an exit fee upon the maturity of the loan

•       Executed an amendment to the loan to advance an additional $650 thousand on January 8, 2015.

				$0 in interest income (in December 2014, Private Dental Products was under default under the terms of the credit agreement. As a result, the loan has been classified as non-accrual.)

Parnell Pharmaceuticals Holdings Pty Ltd (“Parnell”)	—	$25,000,000	• Closed $10 million on January 23, 2014 and repaid on June 27, 2014. • Entered into senior secured first lien loan that was to mature on January 23, 2021 • Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return • Earned a $375 thousand origination fee at closing	$0

Response Genetics, Inc. (“Response”)	$11,000,000	$12,000,000

•       Closed July 30, 2014, funding $8.5 million.

•       Entered into senior secured first lien loan that is to mature on July 30, 2020

•       Repaid by tiered revenue interest that is charged on quarterly net sales and royalties

•       Bears interest at a floating interest rate, subject to a 13.5% per annum minimum

•       Received warrants to purchase 681,090 shares of Response common stock

•       Amended on February 3, 2015 to allow the early draw of $1.5 million of the $3.5 million remaining under the credit agreement. In connection with the amendment, received warrants to purchase 576,923 shares of Response common stock

•       Amended on April 6, 2015 to allow draw of remaining $2 million, of which $1 million funded by SWK and another $1 million by unaffiliated third party. In connection with the amendment, received warrants to purchase 1,351,351 shares of Response common stock

				$294,000 interest income

	Amount Funded by SWK as of May 8, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three months ended March 31, 2015

ABT Molecular Imaging, Inc. (“ABT”)	$10,000,000	$10,000,000

•       Entered into senior secured second lien loan on October 10, 2014, that is to mature on October 8, 2021

•       Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return

•       Received warrants to purchase 5 million shares of ABT common stock

				$415,000 in interest income

PDI, Inc. (“PDI”)	$20,000,000	$20,000,000

•       Entered into senior secured first lien loan on October 31, 2014, that matures on October 31, 2020

•       Repaid by tiered revenue interest that is charged on quarterly net sales and royalties

•       Bears interest at a floating interest rate, subject to a 13.5% per annum minimum

•       Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

•       Beginning January 2017 until maturity, receive 1.25% royalty paid quarterly on net sales of molecular diagnostics products

				$802,000 in interest income

Galil Medical, Inc. (“Galil”)	$12,500,000	$12,500,000

•       Entered into senior secured first lien loan on December 9, 2014, that matures on December 9, 2019

•       Repaid by tiered revenue interest that is charged on quarterly net sales

•       Bears interest at a floating interest rate, subject to a 13.0% per annum minimum

•       Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

•       Received warrants to purchase 5,882,353 shares of Preferred Stock

				$425,000 in interest income

DxTerity Diagnostics, Inc. (“DxTerity”)	$5,000,000	$7,500,000	• Entered into a senior secured loan on April 6, 2015, that matures on April 6, 2021 • Repaid by tiered revenue interest that is charged on quarterly net sales • Bears interest at a floating interest rate, subject to a 13.5% per annum minimum • Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan	$0

Hooper Holmes, Inc. (“Hooper”)	$5,000,000	$5,000,000	• Entered into a senior secured loan on April 17, 2015, that matures on April 17, 2018 • Repaid by tiered revenue interest that is charged on quarterly net sales • Bears interest at a floating interest rate, subject to a 15.0% per annum minimum • Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan • Received warrants to purchase 8,152,174 common shares	$0

	Amount Funded by SWK as of May 8, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three months ended March 31, 2015

Other

Holmdel	$6,000,000	$13,000,000

•       Closed December 20, 2012

•       Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product

•       SWK HP Holdings GP LLC, our direct wholly-owned subsidiary, acquired a direct general partnership interest in SWK HP

•       SWK HP acquired a direct limited partnership interest in Holmdel

•       We receive quarterly distributions based on a royalty paid on net sales of the product

				$1.6 million, of equity method income, of which $811,000 was attributable to the non-controlling interest in SWK

SynCardia	$3,230,000	Up to $24,000,000

•       Closed in two transactions

•       On September 15, 2015, acquired 1,244,511 shares of Series F Preferred Stock for cash

•       On February 13, 2015, 1,079,138 shares of Series F Preferred Stock as part of the repayment of the SynCardia 2nd lien as noted above

•       Preferred Stock automatically converts into common shares upon the closing of a public offering

•       Entitles holder to receive dividend at annual rate of 10%

				No Income

Other than the $500,000 payable to the seller of the Cambia® royalty noted above, there are no other earn-out payments contracted to be paid by SWK to any of our partner companies. SWK has $5,500,000 of unfunded commitments on closed loan transactions.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item I Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements (the “Notes”) for a listing of recent accounting pronouncements.

Revenues

We generated revenues of $5.8 million for the three months ended March 31, 2015, driven primarily by $4.2 million in interest and fees earned on our finance receivables and marketable securities and $1.6 million in income related to our investment in an unconsolidated partnership. We generated revenues of $3.7 million for the three months ended March 31, 2014, driven primarily by $2.1 million in interest and fees earned on our finance receivables and marketable securities and $1.5 million in income related to our investment in an unconsolidated partnership.  Our portfolio consisted of 9 investments in 2014 compared to 14 investment in 2015, which is the primary reason for significant increase in our revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $1.2 million for the three months ended March 31, 2015 from $0.7 million for the comparable period in 2014, due to increased income-based bonus expense and stock-based compensation expenses.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was income of $2 thousand for the three months ended March 31, 2015, which consisted primarily of $371 thousand of fair market value gains on the warrant derivatives and $12 thousand interest income on cash balances essentially offset by interest expense of $381 thousand from debt issuance cost amortization. During the three months ended March 31, 2014, interest and other income (expense), net was an expense of $34 thousand which consisted primarily of interest expense of $189 thousand partially offset by $154 thousand of fair market value gains on the warrant derivatives.

Provision for Income Taxes

We have incurred net operating losses on a consolidated basis for all years from inception through 2012. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not.” We believe that it is more likely than not that the Company will be able to realize approximately $18.6 million benefit of the U.S. federal and state deferred tax assets in the future.

As of December 31, 2014, we had NOLs for federal income tax purposes of approximately $421 million. The federal NOLs if not offset against future income, will expire by 2032, with the majority expiring by 2021.

Liquidity and Capital Resources

As of March 31, 2015, we had $59.5 million in cash and cash equivalents compared to $58.7 million in cash and cash equivalents as of December 31, 2014.

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

As of May 8, 2015, we have consummated 16 transactions under our new strategy and expect those assets to generate income greater than our expenses in 2015. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2015. Given low current interest rates, we expect the interest rate that we receive on our cash will continue to be at a low rate and to not produce material income.

Operating Cash Flow

Net cash provided by operating activities was $3.4 million for the three months ended March 31, 2015 and consisted primarily of net income of $3.1 million and $0.5 million changes in net operating assets, partially offset by noncash adjustments of $0.2 million. The noncash adjustments were primarily attributable to $1.6 million from equity income on an investment in an unconsolidated entity, fair value gains on warrant derivatives of $0.4 million, and $0.4 million in loan discount amortization, fee accretion and interest income collected in excess of cash received, offset by $1.5 million deferred tax provision, $0.4 million debt issuance cost and $0.2 million in stock compensation expense. Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2014, and consisted primarily of $2.3 million and $0.3 million changes in operating net assets, partially offset by noncash adjustments of $1.3 million. The noncash adjustments were primarily attributable to $1.5 million from equity income on an investment in an unconsolidated entity, $0.5 million in loan discount amortization, fee accretion and interest income collected in excess of cash received and fair value gains on warrant derivatives of $0.2 million, and, offset by $0.7 million deferred tax provision and $0.1 million in stock compensation expense.

Investing Cash Flow

The Company’s investing activities provided negative cash flow of $1.6 million during the three months ended March 31, 2015, which primarily related to a net issuance of $3.4 million in finance receivables, offset by $1.9 million in cash distributions received from an investment in an unconsolidated entity. The Company’s investing activities provided negative cash flow of $10.0 million during the three months ended March 31, 2014, which primarily related to net issuance of $12.0 million in finance receivables, offset by $2.0 million in cash distributions received from an investment in an unconsolidated entity.

Financing Cash Flow

The Company’s financing activities had negative cash flow of $1.0 million for the three months ended March 31, 2015, which consisted primarily of cash distributions to non-controlling interests. The Company’s financing activities had positive cash flow of $4.9 million for the three months ended March 31, 2014, which consisted of $6.0 million in loan proceeds from our credit agreement, offset by $1.1 million in cash distributions to non-controlling interests.

Off-Balance-Sheet Arrangements

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Other than the $.5 million payable to the seller of the Cambria® royalty, there no other earn-out payments contracted to be paid by us to any of our partner companies. We have approximately $5.5 million of unfunded commitments on closed loan transactions. Subsequent to March 31, 2015, we have also signed a commitment letter obligating us to fund up to $12 million in a loan transaction subject to the potential borrower fulfilling certain obligations.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Outlook

Our corporate strategy is to provide capital to a broad range of life science companies, institutions and inventors in order to earn interest, fee, and other income pursuant to this strategy. As of May 8, 2015, we have consummated 16 transactions under our corporate strategy. We believe the income generated by these transactions will be more than our operational expenses, and we will begin to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2015, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at March 31, 2015, approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS.

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 27, 2015. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

May 8, 2015

SWK Holdings Corporation

/s/ J. BRETT POPE
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)

