Form 10-Q
period 2015-06-30
SWK Holdings Corp
filed 2015-08-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 12, 2015, there were 131,176,153 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended June 30, 2015

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

PART I. FINANCIAL INFORMATION

ITEM I.              FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$28,435	$58,728
Accounts receivable	1,778	1,053
Finance receivables	122,439	93,347
Marketable investments	6,269	4,849
Investment in unconsolidated entities	8,489	9,044
Deferred tax asset	18,600	20,106
Warrant assets	4,225	679
Debt issuance costs	—	381
Other assets	149	32
Total assets	$190,384	$188,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$914	$864
Warrant liability	616	421
Total liabilities	1,530	1,285

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 131,176,153 and 131,058,303 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	131	131
Additional paid-in capital	4,432,701	4,432,364
Accumulated deficit	(4,248,547)	(4,250,428)
Accumulated other comprehensive income	—	—
Total SWK Holdings Corporation stockholders’ equity	184,285	182,067
Non-controlling interests in consolidated entities	4,569	4,867
Total stockholders’ equity	188,854	186,934
Total liabilities and stockholders’ equity	$190,384	$188,219

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Finance receivable interest income, including fees	$3,965	$1,986	$8,111	$4,017
Marketable investments interest income	88	87	177	178
Income related to investments in unconsolidated entities	1,339	1,192	2,890	2,695
Other	9	98	24	141
Total revenues	5,401	3,363	11,202	7,031
Costs and expenses:
Provision for credit losses	2,594	—	2,594	—
Interest expense	—	223	381	412
General and administrative	945	742	2,162	1,411
Total costs and expenses	3,539	965	5,137	1,823
Other income (expense):
Unrealized net gain (loss) on derivatives	(1,559)	219	(1,188)	373
Income before provision for income tax	303	2,617	4,877	5,581
Provision for income tax	—	592	1,506	1,298
Consolidated net income	303	2,025	3,371	4,283
Net income attributable to non-controlling interests	678	633	1,489	1,434
Net income (loss) attributable to SWK Holdings Corporation Stockholders	$(375)	$1,392	$1,882	$2,849
Net income (loss) per share attributable to SWK Holdings Corporation Stockholders
Basic	$(0.00)	$0.03	$0.01	$0.07
Diluted	$(0.00)	$0.03	$0.01	$0.07
Weighted Average Shares
Basic	130,010	41,510	129,994	41,486
Diluted	130,010	41,589	130,035	41,559

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$303	$2,025	$3,371	$4,283
Other comprehensive income, net of tax:
Unrealized gains on investment in securities Unrealized holding gains arising during period	—	—	—	—
Less: reclassification adjustment for gains included in net income	—	—	—	—
Total other comprehensive income	—	—	—	—
Comprehensive income	303	2,025	3,371	4,283
Comprehensive income attributable to non-controlling interests	678	633	1,489	1,434
Comprehensive income (loss) attributable to SWK Holdings Corporation Stockholders	$(375)	$1,392	$1,882	$2,849

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Consolidated net income	$3,371	$4,283
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from investments in unconsolidated entities	(2,890)	(2,695)
Deferred income taxes	1,506	1,298
Provision for credit losses	2,594	—
Interest income in excess of cash collected	(523)	(391)
Loan discount amortization and fee accretion	(670)	(120)
Change in fair value of warrants	1,188	(374)
Stock-based compensation	346	138
Debt issuance cost amortization	381	71
Property and equipment depreciation	3	1
Changes in operating assets and liabilities:
Accounts receivable	(725)	161
Prepaid expenses and other assets	(70)	(1,154)
Accounts payable and accrued liabilities	50	1,196
Net cash provided by operating activities	4,561	2,414

Cash flows from investing activities:
Cash distributions from investments in unconsolidated entities	3,445	3,470
Net increase in finance receivables	(36,532)	(1,880)
Marketable investment principal payment	80	—
Purchases of property and equipment	(50)	—
Net cash provided by (used in) investing activities	(33,057)	1,590

Cash flows from financing activities:
Proceeds from loan credit agreement	—	6,000
Costs of common stock issuance	(10)	—
Distributions to non-controlling interests	(1,787)	(1,851)
Net cash provided by (used in) financing activities	(1,797)	4,149

Net increase (decrease) in cash and cash equivalents	(30,293)	8,153
Cash and cash equivalents at beginning of period	58,728	7,664
Cash and cash equivalents at end of period	$28,435	$15,817

Supplementary noncash flow activity:

Consideration (notes and preferred stock) received in connection with loan repayment	$8,400	$—
Warrants received in conjunction with the origination of financial receivables	$4,539	$99

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

As of June 30, 2015, the Company had executed 18 transactions under its specialty finance strategy, funding approximately $158,100,100 in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, purchased royalties generated by sales of life science products and related intellectual property and an unconsolidated equity investment in a company which retains the marketing authorization rights to a pharmaceutical product.

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

Reclassification

Certain amounts have been reclassified in the presentation of the financial statements as of December 31, 2014, and for the three and six months ended June 30, 2014, to be consistent with the presentation in the financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015. This reclassification had no impact on previously reported net income, cash flow from operations or changes in stockholder deficit.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that reporting period. Early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s consolidated financial statements.

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

The following table shows the computation of basic and diluted earnings (loss) per share for the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to SWK Holdings Corporation Stockholders	$(375)	$1,392	$1,882	$2,849

Denominator:
Weighted-average shares outstanding	130,010	41,510	129,994	41,486
Effect of dilutive securities	—	79	41	73

Weighted-average diluted shares	130,010	41,589	130,035	41,559

Basic earnings (loss) per share	$(0.00)	$0.03	$0.01	$0.07
Diluted earnings (loss) per share	$(0.00)	$0.03	$0.01	$0.07

For the three month periods ended June 30, 2015 and 2014, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 4.8 million and 4.2 million, respectively, have been excluded from the calculation of diluted net income (loss) per share as all such securities were anti-dilutive. For the six month periods ended June 30, 2015 and 2014, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 4.8 million and 4.2 million, respectively, have been excluded from the calculation of diluted net income (loss) per share as all such securities were anti-dilutive.

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

	June 30, 2015	December 31, 2014
Portfolio

Term Loans	$112,183	$80,450
Royalty Purchases	12,850	12,897
Total before allowance for credit losses	125,033	93,347
Allowance for credit losses	(2,594)	—
Total carrying value	122,439	93,347

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

When the Company identifies a finance receivable as impaired, it measures the impairment based on the present value of expected future cash flows, discounted at the receivable’s effective interest rate, or the estimated fair value of the collateral, less estimated costs to sell. If it is determined that the value of an impaired receivable is less than the recorded investment, the Company would recognize impairment with a charge to the allowance for credit losses. When the value of the impaired receivable is calculated by discounting expected cash flows, interest income would be recognized using the receivable’s effective interest rate over the remaining life of the receivable.

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

The following tables present a summary of the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2015, (in thousands):

	Term Loans	Royalty Purchases
Balance, beginning of period	$—	$—

Provision charged to income	2,594	—

Charge-offs	—	—

Recoveries	—	—

Balance, end of period	$2,594	$—

There was no provision for credit losses during the six months ended June 30, 2014, and no allowance for credit losses outstanding as of December 31, 2014.

The following table presents our nonaccrual and performing loans by portfolio segment (in thousands):

	June 30, 2015			December 31, 2014
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term Loans	$17,231	94,952	$112,183	$5,969	74,481	$80,450

Royalty Purchases	—	12,850	12,850	—	12,897	12,897

Total before allowance for credit losses	$17,231	107,802	$125,033	$5,969	87,378	$93,347

 As of June 30, 2015, the Company had two term loans in non-accrual status with a carry value of approximately $17,231,000. As of December 31, 2014, the Company had one loan in non-accrual status with a carry value of $5,969,000. Total cash collected on non-accrual loans for the six months ended June 30, 2015 was $184,500, which was credited to the respective loans’ carry value. Of the two non-accrual term loans at June 30, 2015, one was identified as impaired. The collateral dependent loan was individually reviewed, noting that the fair market value of the loan, less costs to sell, was lower than the recorded investment of the loan. As such, the Company recorded a provision for credit loss of $2,594,000. There were no loans considered impaired where a provision for credit loss was charged as of December 31, 2014.

Note 4. Marketable Investments

Investment in securities at June 30, 2015, and December 31, 2014, consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Fixed income	$3,039	$3,119
Equity securities	3,230	1,730
Total	$6,269	$4,849

The amortized cost basis amount, gross unrealized holding gains (losses) and fair value of the available-for-sale security as of June 30, 2015 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$3,039	$—	$—	$3,039
	$3,039	$—	$—	$3,039

The amortized cost basis amount, gross unrealized holding gains (losses) and fair value of the available-for-sale security as of December 31, 2014 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for Sale Securities:
Corporate debt securities	$3,119	$—	$—	$3,119
	$3,119	$—	$—	$3,119

During the six months ended June 30, 2015, and the year ended December 31, 2014, the Company had no sales of available-for-sale securities and no securities have been considered impaired.

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

Unconsolidated VIEs

Holmdel

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP received a 1x cash on cash return on its interest in Holmdel, SWK HP received approximately 84% of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP Holdings LP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 39%. The current interest in the pharmaceutical product’s cash flow is approximately 70%. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.   The Company accounts for its interest in the entity based on the timing of quarterly distributions, which are paid on a quarter lag basis. For the three and six months ended June 30, 2015, the Company recognized $1,339,000 and $2,890,000 of equity method gains, respectively. The amount of equity method gains attributable to the non-controlling interests in SWK HP were $678,000 and $1,489,000 for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, the Company recognized $1,192,000 and $2,695,000 of equity method gains, respectively. The amount of equity method gains attributable to the non-controlling interests in SWK HP were $633,000 and $1,434,000 for the three and six months ended June 30, 2014, respectively.

In addition, SWK HP received cash distributions totaling $3,444,000 during the six months ended June 30, 2015, of which $1,787,000 was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the six months ended June 30, 2015, are as follows (in thousands):

Balance at December 31, 2014	$9,044

Add: Income from investments in unconsolidated entities	2,890

Less: Cash distribution on investments in unconsolidated entities	(3,445)

Balance at June 30, 2015	$8,489

The following table provides the financial statement information related to Holmdel for the comparative periods which SWK HP has reflected its share of Holmdel income in the Company’s unaudited condensed consolidated statements of income (loss):

	As of June 30, 2015 (in millions)		Three months ended June 30, 2015 (in millions)	Six months ended June 30, 2015 (in millions)

Assets	$11.8	Net Revenue	$2.5	$4.8
Liabilities	$2.3	Expenses	$0.4	$0.7
Equity	$9.5	Net income	$2.1	$4.1

	As of December 31, 2014 (in millions)		Three months ended June 30, 2014 (in millions)	Six months ended June 30, 2014 (in millions)

Assets	$11.6	Revenue	$2.2	$5.3
Liabilities	$1.5	Expenses	$0.8	$2.1
Equity	$10.1	Net income	$1.4	$3.2

Note 6. Loan Credit Agreement with Related Party

On September 6, 2013, the Company entered into a credit facility with Double Black Diamond, L.P. (the “Lender”), an affiliate of, Carlson Capital, L.P. (“Carlson”). Funds affiliated with Carlson (collectively, the “Stockholder”) are holders of a majority of the Company’s common stock. The credit facility provided financing for the Company, primarily for the purchase of eligible investments. The facility matures on September 6, 2017. The draw period under the facility expired on March 6, 2015, and as a result, as of June 30, 2015, the Company has no availability remaining on the facility. The Lender has received a security interest in basically all assets of the Company as collateral for the facility. In conjunction with the credit facility, the Company issued warrants to the Lender for 1,000,000 shares of the Company’s common stock at a strike price of $1.3875. The warrants have a price dilution mechanism that was triggered by the price that shares were sold in the Rights Offering in November 2014, and as a result, the strike price of the warrants was reduced to $1.348.

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception as it is not considered indexed in the Company’s stock. As such, the warrants with a value of $616,000 and $421,000 at June 30, 2015, and December 31, 2014, respectively, are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. Unrealized losses of $30,000 and $195,000 were included in other income (expense) in the unaudited condensed consolidated statements of income (loss) for the three and six months ended June 30, 2015, respectively. Unrealized losses of $66,000 and $24,000 were included in other income (expense) in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2015	December 31, 2014
Dividend rate	0%	0%
Risk-free rate	1.6%	1.7%
Expected life (years)	5.2	5.7
Expected volatility	32.2%	32.7%

During the three and six months ended June 30, 2015, the Company recognized interest expense totaling $0 and $381,000, respectively, consisting of debt issuance cost amortization. During the three and six months ended June 30, 2014, the Company recognized interest expense totaling $223,000 and $412,000, respectively. Interest expense included $36,000 and $71,000 of debt issuance cost amortization for the three and six months ended June 30, 2014, respectively.

Note 7. Stockholders’ Equity

Stock Compensation

During the six months ending June 30, 2015, the Board approved the following grants as compensation for Board services: (i) a grant of 33,660 shares of common stock as the pro-rated director compensation for the non-employee directors appointed on September 6, 2014; (ii) a grant 20,000 shares to each non-employee directors for services as a director for the period January 1, 2015 to June 30, 2015; and (iii) a grant of 32,595 shares of common stock in lieu of cash payments to the non-employee directors upon the voluntary election of such directors. The Company recorded board compensation expense relating to the quarterly grants of approximately $68,000 and $107,000, respectively, during the three and six months ended June 30, 2015.

Non-controlling Interests

As discussed in Note 5, SWK HP has a limited partnership interest in Holmdel. Changes in the carrying amount of the non-controlling interest in the unaudited condensed consolidated balance sheet for the six months ended June 30, 2015, are as follows:

Balance at December 31, 2014	$4,867
Add: Income attributable to non-controlling interests	1,489
Less: Cash distribution to non-controlling interests	(1,787)
Balance at June 30, 2015	$4,569

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the six months ended June 30, 2015 and 2014.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity method investments included in their unaudited condensed consolidated balance sheets at June 30, 2015 or December 31, 2014.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$4,225	$—	$—	$4,225
Available-for-sale securities	3,039	—	—	3,039
Impaired loan	8,017			8,017

Financial Liabilities:
Warrant liability	$616	$—	$—	$616

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$679	$—	$—	$679
Available-for-sale securities	3,119	—	—	3,119

Financial Liabilities:
Warrant liability	$421	$—	$—	$421

The changes on the value of the warrant assets during the six months ended June 30, 2015, were as follows (in thousands):

Fair value – December 31, 2014	$679
Issuances	4,539
Write-off	(802)
Change in fair value	(191)
Fair value – June 30, 2015	$4,225

During the six months ended June 30, 2015, the Company wrote-off the entire value of the warrants associated with Response Genetics, Inc. (“Response”). Refer to Note 10, Subsequent Events for further information.

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

	June 30, 2015	December 31, 2014

Dividend rate	0.0%	0.0%
Risk-free rate	1.9%	1.8%
Expected life (years)	6.6	5.4
Expected volatility	90.9%	94.3%

The changes on the value of the warrant liability during the six months ended June 30, 2015, were as follows (in thousands):

Balance at December 31, 2014	$421
Issuances	—
Change in fair value	195
Balance at June 30, 2015	$616

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis during the six months ended June 30, 2015 and December 31, 2014.

The following information, is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates (in thousands):

June 30, 2015	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$28,435	$28,435	$28,435	$—	$—
Finance receivables	122,439	122,439	—	—	122,439
Marketable investments	6,269	6,269	—	—	6,269
Warrant assets	4,225	4,225	—	—	4,225

Financial Liabilities
Warrant liability	$616	$616	$—	$—	$616

December 31, 2014	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$58,728	$58,728	$58,728	$—	$
Finance receivables	93,347	93,347	—	—		93,347
Marketable investments	4,849	4,849	—	—		4,849
Warrant assets	679	679	—	—		679

Financial Liabilities
Warrant liability	$421	$421	$—	$—		$421

Note 9. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had no unrecognized tax benefits as of June 30, 2015, and December 31, 2014.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the unaudited condensed consolidated statements of income (loss) for the period that the adjustment is determined to be required.

Deferred tax assets consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Deferred tax assets
Credit carryforward	$2,660	$2,660
Stock based compensation	470	470
Other	271	271
Net operating losses	144,700	146,513
Gross deferred tax assets	148,101	149,914
Valuation allowance	(129,501)	(129,808)
Net deferred tax assets	$18,600	$20,106

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

Note 10. Subsequent Events

On August 10, 2015, Response filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, Response and Cancer Genetics, Inc. (“Cancer Genetics”) entered into an agreement pursuant to which Cancer Genetics will acquire substantially all of Response’s assets. The agreement constitutes a stalking horse bid and is subject to potential, competing bids through the approval process by the Delaware Bankruptcy Court. During the bankruptcy process, the Company will provide up to $3 million in debtor-in-possession financing (the “DIP financing”), to fund Response’s continued daily operations. The Company anticipates the sale will close in early October.

Based on the Company’s analysis of the fair value of Response’s net assets serving as collateral of the Company’s loan, as well as the costs anticipated to be incurred throughout the bankruptcy process, the Company determined that the loan outstanding at June 30, 2015, which had a carry value before any loss allowance of $10.6 million, was impaired and, as a result, the Company recognized loan impairment expense of $2.6 million. The unaudited condensed consolidated statement of income (loss) for the three and six months ended June 30, 2015, also includes a market valuation loss of $802,000 on outstanding warrants issued by Response to the Company. The respective warrant assets were valued at zero in the unaudited condensed consolidated balance sheet as of June 30, 2015.

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

In July 2012, we commenced our new corporate strategy of building a specialty finance and asset management business. Our strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. We are currently focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We deploy our assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis. In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. We intend to fund transactions through our own working capital, as well as by building our asset management business to invest additional third party capital alongside our capital.

We have NOLs and believe that the ability to utilize these NOLs is an important and substantial asset. We believe that the foregoing business strategies can create value for our stockholders, and produce prospective taxable income (or the ability to generate capital gains) that might permit us to utilize the NOLs. We are unable to assure investors that we will find suitable financing or other revenue generating opportunities or that we will be able to utilize our existing NOLs.

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

As of August 12, 2015, we have executed 18 transactions, deploying approximately $158,100,000 across a variety of opportunities:

●	$16,250,000 in four transactions where we purchased or financed through a debt investment, royalties generated by the sales of life science products and related intellectual property;

●	$134,100,000 in 13 transactions where we receive interest and other income by advancing capital in the form of secured debt backed by royalties paid by companies in the life science sector; and

●	$6,000,000 in one transaction where we acquired an indirect interest in the U.S. marketing authorization rights to a pharmaceutical product where we ultimately receive cash flow distributions from the product; and

●	$1,730,000 in one transaction where SWK purchased shares of preferred stock, which includes $230,000 in lieu of cash payment. In addition on February 13, 2015, SWK received an additional 1,079,138 shares of preferred stock.

In counting our transactions, we generally consider a series of transactions with one partner company as a single transaction. In six of the transactions, we participated alongside other investors; our investment advisory clients co-invested in two of these transactions. The other ten transactions were completed solely by SWK. Subsequent to closing on one of the eight transactions, however, we syndicated a portion of the loan to an investment advisory client and then subsequently purchased it back, and subsequently partnered with another investor on a follow-on round for the same partner company.

The table below provides an overview of the transactions.

	Amount Funded by SWK as of August 12, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three and six months ended June 30, 2015

Royalty Purchases and Financings

Besivance®	$6,000,000	$16,000,000

•       Closed on April 2, 2013

•       Purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic marketed by Bausch & Lomb

•       SWK owns 40.3% of the royalty; Bess Royalty, LP owns 59.7%

•       Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds

				$252,000 and $432,000 in interest income

Tissue Regeneration Therapeutics (“TRT”)	$3,250,000	$3,250,000

•       Closed on June 12, 2013

•       Purchased two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector

•       Annual sharing payments due TRT once aggregate royalty payments received by SWK exceed the purchase price paid by SWK

				$138,000 and $281,000 in interest income

Cambia®	$4,000,000	$4,000,000

•       Closed on July 31, 2014

•       Purchased a royalty stream paid on the net sales of Cambia®, an NSAID marketed by Depomed, Inc. and Tribute Pharmaceuticals Canada, Inc.

•       Up to $0.5 million additional payable by us to the royalty seller, contingent upon aggregate net sales levels achieving certain thresholds

•       Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds

				$169,000 and $343,000 in interest income

	Amount Funded by SWK as of August 12, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three and six months ended June 30, 2015

Senior Secured Debt

Royalty Financing	$3,000,000	$100,000,000

•       Closed on July 9, 2013

•       Purchased senior secured notes (first lien) due November 2026

•       Pay interest quarterly at a 11.5% annual interest rate

•       Secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products

•       Principal payment of $80,000 received in May 2015

				$88,000 and $177,000 in interest income

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

•       Received 1,843,016 warrants to date, to purchase shares of Tribute common stock

•       Principal payment of $339,000 in April 2015

				$503,000 and $1,003,000 in interest income

SynCardia Systems, Inc. (“SynCardia”)	$6,500,000	$22,000,000

•       Entered into senior secured first lien credit facility loan on December 13, 2013, due on March 5, 2018; expansion of SynCardia’s existing facility

•       In June 2015, the facility was increased to $22 million, of which SWK funded an additional $2.5 million

•       Repaid with principal due upon maturity and bears interest at a rate of 13.5% per annum

•       Entitled to an exit fee upon the maturity of the loan

•       Purchased an aggregate of 40,000 shares of SynCardia’s common stock, reflecting an ownership percentage in SynCardia of less than 0.05%

				$186,000 and $355,000 in interest income

	Amount Funded by SWK as of August 12, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three and six months ended June 30, 2015

SynCardia 2nd Lien	—	$10,000,000

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

				$110,000 and $1,065,000 in interest income

SynCardia 2nd Lien Convertible Note	$6,900,000	$6,900,000

•       New senior secured second lien convertible notes accrue interest at 10% per annum, interest paid in kind; notes are convertible into shares of SynCardia common stock at a 25% discount to the price of the initial public offering

				$174,000 and $263,000 in interest income

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

				$0 in interest income (in December 2014, the Dental Products Company was under default under the terms of the credit agreement. As a result, the loan has been classified as non-accrual.)

Parnell Pharmaceuticals Holdings Pty Ltd (“Parnell”)	—	$25,000,000	• Closed $10 million on January 23, 2014 and repaid on June 27, 2014. • Entered into senior secured first lien loan that was to mature on January 23, 2021 • Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return • Earned a $375 thousand origination fee at closing	$0

	Amount Funded by SWK as of August 12, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three and six months ended June 30, 2015

Response	$12,965,000	$13,965,000

•       Closed July 30, 2014, funding $8.5 million.

•       Entered into senior secured first lien loan that is to mature on July 30, 2020

•       Repaid by tiered revenue interest that is charged on quarterly net sales and royalties

•       Bears interest at a floating interest rate, subject to a 13.5% per annum minimum

•       Received warrants to purchase 681,090 shares of Response common stock

•       Amended on February 3, 2015 to allow the early draw of $1.5 million of the $3.5 million remaining under the credit agreement. In connection with the amendment, received warrants to purchase 576,923 shares of Response common stock

•       Amended on April 6, 2015 to allow draw of remaining $2 million, of which $1 million funded by SWK and another $1 million by unaffiliated third party. In connection with the amendment, received warrants to purchase 1,351,351 shares of Response common stock

•       Amended on June 25, 2015, to allow draw of $750 thousand.

•       Amended on August 4, 2015, to allow draw of $500 thousand.

•       On August 2015, funded $715,000 as part of the first draw under the DIP

				$0 and $294,000 in interest income. The loan has been classified as non-accrual and an impairment provision of $2,594,000, has been recognized and outstanding warrants have been valued at zero as of June 30, 2015. Refer to Part I. Financial Information, Item I. Financial Statements, Note 10, Subsequent Events, of the Notes to the Unaudited Condensed Consolidated Financial Statements (the “Notes”).

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

				$384,000 and $799,000 in interest income

PDI, Inc. (“PDI”)	$20,000,000	$20,000,000

•       Entered into senior secured first lien loan on October 31, 2014, that matures on October 31, 2020

•       Repaid by tiered revenue interest that is charged on quarterly net sales and royalties

•       Bears interest at a floating interest rate, subject to a 13.5% per annum minimum

•       Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

•       Beginning January 2017 until maturity, receive 1.25% royalty paid quarterly on net sales of molecular diagnostics products

				$813,000 and $1,615,000 in interest income

	Amount Funded by SWK as of August 12, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three and six months ended June 30, 2015

Galil Medical, Inc. (“Galil”)	$12,500,000	$12,500,000

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

				$432,000 and $857,000 in interest income

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

				$ 0 and $166,000 in interest income

Hooper Holmes, Inc. (“Hooper”)	$5,000,000	$5,000,000

•       Entered into a senior secured loan on April 17, 2015, that matures on April 17, 2018

•       Repaid by tiered revenue interest that is charged on quarterly net sales

•       Bears interest at a floating interest rate, subject to a 15.0% per annum minimum

•       Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

•       Received warrants to purchase 8,152,174 common shares

				$337,000 in interest income

Nanosphere, Inc. (“Nanosphere”).	$8,000,000	$30,000,000

•       Entered into a senior secured loan on May 14, 2015, that matures on May 14, 2021

•       Repaid by tiered revenue interest that is charged on quarterly net sales

•       Bears interest at a floating interest rate, subject to a 12.5% per annum minimum

•       Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

•       Received warrants to purchase 400,000 common shares

				$0 and $167,000 in interest income

	Amount Funded by SWK as of August 12, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three and six months ended June 30, 2015

Soluble Systems, LLC (“Soluble”)	$12,000,000	$12,000,000

•       Entered into a senior secured loan on June 1, 2015, that matures on May 30, 2020

•       Repaid by tiered revenue interest that is charged on quarterly net sales

•       Bears interest at a floating interest rate, subject to a 13.25% per annum minimum

•       Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

				$0 and$134,000 in interest income

Other

Holmdel	$6,000,000	$13,000,000

•       Closed December 20, 2012

•       Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product

•       SWK HP Holdings GP LLC, our direct wholly-owned subsidiary, acquired a direct general partnership interest in SWK HP

•       SWK HP acquired a direct limited partnership interest in Holmdel

•       We receive quarterly distributions based on a royalty paid on net sales of the product

				$1.3 million and $2.9 million, of equity method income, of which $0.7 million and $1.5 million were attributable to the non-controlling interest in SWK HP

SynCardia	$3,230,000	Up to $24,000,000

•       Closed in two transactions

•       On September 15, 2015, acquired 1,244,511 shares of Series F Preferred Stock for cash

•       On February 13, 2015, 1,079,138 shares of Series F Preferred Stock as part of the repayment of the SynCardia 2nd lien as noted above

•       Preferred Stock automatically converts into common shares upon the closing of a public offering

•       Entitles holder to receive dividend at annual rate of 10%

				No Income

Other than the $500,000 payable to the seller of the Cambia® royalty noted above, there are no other earn-out payments contracted to be paid by SWK to any of our partner companies. SWK has $9,500,000 of unfunded commitments on closed loan transactions.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item I Financial Statements, Note 1 of the Notes for a listing of recent accounting pronouncements.

Revenues

We generated revenue of $5.4 million for the three months ended June 30, 2015, driven primarily by $4.1 million in interest and fees earned on our finance receivables, marketable securities and management fees, and $1.3 million in income related to our investment in an unconsolidated partnership. For the six months ended June 30, 2015, revenue totaled $11.2 and included $8.3 million in interest and fees earned on our finance receivables, marketable securities and management fees, and $2.9 million in income related to our investment in an unconsolidated partnership.

We generated revenue of $3.4 million for the three months ended June 30, 2014, driven primarily by $2.2 million in interest and fees earned on our finance receivables, marketable securities and management fees, and $1.2 million in income related to our investment in an unconsolidated partnership. We generated revenues of $7.0 million for the six months ended June 30, 2014, driven primarily by $4.3 million in interest and fees earned on our finance receivables, marketable securities and management fees, and $2.7 million in income related to our investment in an unconsolidated partnership.

The primary driver behind our increases in revenue is the continued deployment of capital, which increases our portfolio company investments.

Provision for credit losses

We recognized credit loss provision expense of $2.6 million, on a term loan based on the Company’s impairment analysis performed as of June 30, 2015. The secured loan’s carrying value has been reduced to its collateral’s fair market value, less costs to sell. See Note 10 of the Notes regarding the borrower filing for Chapter 11 bankruptcy protection after June 30, 2015.

General and Administrative Expenses

General and administrative expense consists primarily of employee compensation, stock-based compensation and related costs for employees, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expense as a percentage of revenue was 17.5% for the three months ended June 30, 2015, compared to 22.1% for the three months ended June 30, 2014. For the six months ended June 30, 2015, general and administrative expense as a percentage of revenue was 19.3%, compared to 20.1% for the six months ended June 30, 2014.

Interest

For the three months ended June 30, 2015, there was no interest expense compared to $223,000 during the three months ended June 30, 2014, which related to the then outstanding loan agreement.

Interest expense for the six months ended June 30, 2015, was $381,000, reflecting the write-off of the remaining unamortized deferred issuance costs upon the expiration of the draw period under our credit agreement. Interest expense for the six months ended June 30, 2014, was $412,000 and included $341,000 of interest due on the loan agreement and $71,000 of deferred issuance costs amortization.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2015, reflecting a net fair market value loss of $1.6 million, on our warrant derivatives compared to a net fair market value gain of $219,000 during the three months ended June 30, 2014. Other income (expense) for the six months ended June 30, 2015, reflecting a net fair market value loss of $1.2 million, on our warrant derivatives compared to a net fair market value gain of $373,000 during the six months ended June 30, 2014.

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

Liquidity and Capital Resources

As of June 30, 2015, we had $28.4 million in cash and cash equivalents compared to $58.7 million in cash and cash equivalents as of December 31, 2014. The reduction in cash is driven essentially by investing activities during the six months.

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

As of August 12, 2015, we have consummated 18 transactions under our new strategy and expect those assets to generate income greater than our expenses in 2015. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2015. Given low current interest rates, we expect the interest rate that we receive on our cash will continue to be at a low rate and to not produce material income.

Operating Cash Flow

Net cash provided by operating activities was $4.6 million for the six months ended June 30, 2015, and consisted primarily of net income of $3.4 million and $1.9 million noncash adjustments, partially offset by changes in net operating assets of $0.7 million. The noncash adjustments were primarily attributable to provision expense for loan credit losses of $2.6 million, $1.5 million deferred tax provision, a fair value net loss on warrant derivatives of $1.2 million, $0.4 million debt issuance cost and $0.3 million in stock compensation expense, partially offset by $2.9 million from equity income on an investment in an unconsolidated entity and $1.2 million in loan discount amortization, fee accretion and interest income collected in excess of cash received.

Net cash provided by operating activities was $2.4 million for the six months ended June 30, 2014 and consisted primarily of net income of $4.3 million partially offset by noncash adjustments of $2.1 million and changes in operating assets and liabilities of $0.2 million. The noncash adjustments were primarily attributable to $2.7 million from equity income on an investment in an unconsolidated entity, $0.5 million in loan discount amortization, fee accretion and interest income collected in excess of cash received and a fair value net gain on warrant derivatives of $0.4 million, offset by $1.3 million deferred tax provision and $0.1 million of stock-based compensation.

Investing Cash Flow

The Company’s investing activities provided negative cash flow of $33.1 million during the six months ended June 30, 2015, driven by a net issuance of $36.5 million in finance receivables, partially offset by $3.4 million in cash distributions received from an investment in an unconsolidated entity. The Company’s investing activities had positive cash flow of $1.6 million during the six months ended June 30, 2014, which primarily related to $3.5 million in cash distributions received from an investment in an unconsolidated entity, partially offset by our net issuance of $1.9 million in finance receivables.

Financing Cash Flow

The Company’s financing activities had negative cash flow of $1.8 million for the six months ended June 30, 2015, which consisted primarily of cash distributions to non-controlling interests. The Company’s financing activities had positive cash flow of $4.1 million for the six months ended June 30, 2014, which consisted of $6.0 million in loan proceeds from our credit agreement, partially offset by $1.9 million in cash distributions to non-controlling interests.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Other than the $.5 million payable to the seller of the Cambria® royalty, there no other earn-out payments contracted to be paid by us to any of our partner companies. We have approximately $9.5 million of unfunded commitments on closed loan transactions.

We believe that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Outlook

Our corporate strategy is to provide capital to a broad range of life science companies, institutions and inventors in order to earn interest, fee, and other income pursuant to this strategy. As of August 12, 2015, we have consummated 18 transactions under our corporate strategy. We believe the income generated by these transactions will be more than our operational expenses, and we will begin to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2015, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at June 30, 2015, approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Provided Herewith

3.01	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of SWK Holdings Corporation					X

3.02	Amended and Restated Bylaws as of May 20, 2015	8-K		3.02	May 21, 2015

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema					X
101.CAL**	XBRL Taxonomy Extension Calculation					X
101.DEF**	XBRL Taxonomy Extension Definition					X
101.LAB**	XBRL Taxonomy Extension Labels					X
101.PRE**	XBRL Taxonomy Extension Presentation					X

*	These certifications accompany this Quarterly Report on Form 10-Q. They are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK Holdings Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2015

SWK Holdings Corporation

/s/ J. BRETT POPE
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)

