Form 10-Q
period 2015-09-30
SWK Holdings Corp
filed 2015-11-16
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 9, 2015, there were 13,110,216 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended September 30, 2015

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

PART I. FINANCIAL INFORMATION

ITEM I.         FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$24,770	$58,728
Accounts receivable	1,494	1,053
Finance receivables	122,915	93,347
Marketable investments	2,915	4,849
Investment in unconsolidated entities	8,239	9,044
Deferred tax asset	21,721	20,106
Warrant assets	2,113	679
Debt issuance costs	—	381
Other assets	118	32
Total assets	$184,285	$188,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$826	$864
Warrant liability	467	421
Total liabilities	1,293	1,285

Commitments and contingencies

Stockholders’ equity(1):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,110,269 and 13,090,932 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	13	13
Additional paid-in capital	4,432,993	4,432,482
Accumulated deficit	(4,254,324)	(4,250,428)
Accumulated other comprehensive loss	(124)	—
Total SWK Holdings Corporation stockholders’ equity	178,558	182,067
Non-controlling interests in consolidated entities	4,434	4,867
Total stockholders’ equity	182,992	186,934
Total liabilities and stockholders’ equity	$184,285	$188,219

(1) Common Stock, Additional Paid-In Capital and share data at September 30, 2015 and December 31, 2014, have been adjusted retroactively to reflect a net 10-for-1 reverse stock split effected October 7, 2015.

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Finance receivable interest income, including fees	$3,987	$1,850	$12,098	$5,866
Marketable investments interest income	88	91	265	269
Income related to investments in unconsolidated entities	1,621	1,769	4,511	4,465
Other	11	8	35	149
Total revenues	5,707	3,718	16,909	10,749
Costs and expenses:
Provision for loan credit losses	8,131	—	10,725	—
Security impairment expense	3,230	—	3,230	—
Interest expense	—	141	381	553
General and administrative	460	1,131	2,622	2,542
Total costs and expenses	11,821	1,272	16,958	3,095
Other expense:
Unrealized net loss on derivatives	(1,963)	(570)	(3,151)	(197)
Income (loss) before provision for income tax	(8,077)	1,876	(3,200)	7,457
Provision (benefit) for income tax	(3,121)	500	(1,615)	1,798
Consolidated net income (loss)	(4,956)	1,376	(1,585)	5,659
Net income attributable to non-controlling interests	822	944	2,311	2,378
Net income (loss) attributable to SWK Holdings Corporation Stockholders	$(5,778)	$432	$(3,896)	$3,281
Net income (loss) per share attributable to SWK Holdings Corporation Stockholders
Basic	$(0.44)	$0.06	$(0.30)	$0.65
Diluted	$(0.44)	$0.06	$(0.30)	$0.65
Weighted Average Shares(2)
Basic	12,991	6,729	12,986	5,018
Diluted	12,991	6,757	12,986	5,022

(2) Share data has been adjusted retroactively to reflect a net 10-for-1 reverse stock split effected October 7, 2015.

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(4,956)	$1,376	$(1,585)	$5,659
Other comprehensive loss, net of tax:
Unrealized gains (losses) on investment in securities
Unrealized holding gains arising during period	(124)	—	(124)	—
Less: reclassification adjustment for gains included in net income	—	—	—	—
Total other comprehensive loss	(124)	—	(124)	—
Comprehensive income (loss)	(5,080)	1,376	(1,709)	5,659
Comprehensive income attributable to non-controlling interests	822	944	2,311	2,378
Comprehensive income (loss) attributable to SWK Holdings Corporation Stockholders	$(5,902)	$432	$(4,020)	$3,281

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Consolidated net income (loss)	$(1,585)	$5,659
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Income from investments in unconsolidated entities	(4,511)	(4,465)
Provision for loan credit losses	10,725	—
Security impairment expense	3,230	—
Change in fair value of warrants	3,151	197
Deferred income tax provision (benefit)	(1,615)	1,798
Loan discount amortization and fee accretion	(1,346)	(206)
Interest income in excess of cash collected	(759)	(894)
Stock-based compensation	495	755
Debt issuance cost amortization	381	107
Property and equipment depreciation	4	2
Changes in operating assets and liabilities:
Accounts receivable	(441)	(168)
Prepaid expenses and other assets	(40)	(505)
Accounts payable and accrued liabilities	(38)	328
Net cash provided by operating activities	7,651	2,608

Cash flows from investing activities:
Cash distributions from investments in unconsolidated entities	5,316	5,543
Net increase in finance receivables	(44,227)	(11,672)
Investment in marketable investments	—	(1,500)
Marketable investment principal payment	80	—
Purchases of property and equipment	(50)	(1)
Net cash used in investing activities	(38,881)	(7,630)

Cash flows from financing activities:
Net proceeds from issuance of common stock	16	74,499
Net repayment of loan credit agreement	—	(5,000)
Distributions to non-controlling interests	(2,744)	(2,958)
Net cash (used in) provided by financing activities	(2,728)	66,541

Net (decrease) increase in cash and cash equivalents	(33,958)	61,519
Cash and cash equivalents at beginning of period	58,728	7,664
Cash and cash equivalents at end of period	$24,770	$69,183

Supplementary noncash flow activity:
Consideration (notes and preferred stock) received in connection with loan repayment	$8,400	$—
Warrants received in conjunction with the origination of financial receivables	$4,539	$478

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

As of September 30, 2015, the Company had executed 18 transactions under its specialty finance strategy, funding approximately $168,080,000, in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, purchased royalties generated by sales of life science products and related intellectual property and an unconsolidated equity investment in a company which retains the marketing authorization rights to a pharmaceutical product.

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

On October 7, 2015, the Company effected a 1-for-100 reverse stock split of its common stock, immediately followed by a 10-for-1 forward stock split of its common stock. For holders of greater than 100 shares prior to October 7, 2015, the net effect was 1-for-10 reverse split. The number of shares of common stock underlying the Company's options and warrants to acquire shares of common stock were adjusted accordingly. All applicable share data, per share amounts and related information in the unaudited condensed financial statements and notes thereto have been adjusted retroactively to give effect to the stock splits. See further discussion of stock splits in Note 7.

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

Reclassification

Certain amounts have been reclassified in the presentation of the financial statements as of December 31, 2014, and for the three and nine months ended September 30, 2014, to be consistent with the presentation in the financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015. This reclassification had no impact on previously reported net income, cash flow from operations or changes in stockholder equity.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. The Company is currently evaluating the impact of adopting this guidance.

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

The following table shows the computation of basic and diluted earnings (loss) per share for the following (in thousands, except per share amounts) and reflects the Stock Splits discussed in Note 7:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to SWK Holdings Corporation Stockholders	$(5,778)	$432	$(3,896)	$3,281

Denominator:
Weighted-average shares outstanding	12,991	6,729	12,986	5,018
Effect of dilutive securities	—	28	—	4

Weighted-average diluted shares	12,991	6,757	12,986	5,022

Basic earnings (loss) per share	$(0.44)	$0.06	$(0.30)	$0.65
Diluted earnings (loss) per share	$(0.44)	$0.06	$(0.30)	$0.65

For the three month periods ended September 30, 2015 and 2014, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 464,000 and 590,000, respectively, have been excluded from the calculation of diluted net income (loss) per share as all such securities were anti-dilutive. For the nine month periods ended September 30, 2015 and 2014, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 464,000 and 420,000, respectively, have been excluded from the calculation of diluted net income (loss) per share as all such securities were anti-dilutive.

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

	September 30, 2015	December 31, 2014
Portfolio

Term Loans	$120,899	$80,450
Royalty Purchases	12,741	12,897
Total before allowance for credit losses	133,640	93,347
Allowance for credit losses	(10,725)	—
Total carrying value	$122,915	$93,347

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

The Company individually develops the allowance for credit losses for any identified impaired loans. In developing the allowance for credit losses, the Company considers, among other things, the following credit quality indicators:

•	business characteristics and financial conditions of obligors;
•	current economic conditions and trends;
•	actual charge-off experience;
•	current delinquency levels;
•	value of underlying collateral and guarantees;
•	regulatory environment; and
•	any other relevant factors predicting investment recovery.

The following tables present a summary of the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2015, (in thousands):

	Term Loans	Royalty Purchases
Balance, December 31, 2014	$—	$—

Provision charged to income	10,725	—

Charge-offs	—	—

Recoveries	—	—

Balance, September 30, 2015	$10,725	$—

There was no provision for credit losses during the nine months ended September 30, 2014, and no allowance for credit losses outstanding as of December 31, 2014.

The following table presents our nonaccrual and performing loans by portfolio segment (in thousands):

	September 30, 2015			December 31, 2014
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term Loans	$38,860	82,039	$120,899	$5,969	74,481	$80,450

Royalty Purchases	—	12,741	12,741	—	12,897	12,897

Total before allowance for credit losses	$38,860	94,780	$133,640	$5,969	87,378	$93,347

As of September 30, 2015, the Company had four term loans associated with three portfolio companies in nonaccrual status with a carry value, net of credit loss allowance, of approximately $28,135,000. As of December 31, 2014, the Company had one loan in nonaccrual status with a carry value of $5,969,000. Total cash collected on nonaccrual loans for the nine months ended September 30, 2015 was $874,000, of which $688,000, was credited to the respective loans’ carry value.

Of the four nonaccrual term loans at September 30, 2015, three loans, with a carrying value, net of credit loss allowance of $21,098,000, were identified as impaired by the Company, as the fair market value of the loans, less costs to sell, were lower than their respective recorded investments in the loans. During the three and nine months ended September 30, 2015, the Company recognized loan impairment expense of $8,131,000 and $10,725,000, respectively. There were no loans considered impaired as of December 31, 2014.

Response Genetics, Inc. (“Response”)

The Company had entered into a $12,000,000, senior secured loan with Response on July 30, 2014, initially funding $8,500,000. During the nine months ended September 30, 2015, the loan was amended to allow the early draw of the remaining $3,500,000, of which $2,500,000 was funded by the Company and $1,000,000 was funded by an unaffiliated third party, as well as an additional draw of $1,250,000. The Company’s fundings in aggregate included warrants received by the Company to purchase 2,609,364 shares of Response’s common stock at exercise prices ranging from $0.37 to $0.39.

On August 10, 2015, Response filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, Response and Cancer Genetics, Inc. (“Cancer Genetics”) entered into an agreement pursuant to which Cancer Genetics would acquire substantially all of Response’s assets excluding certain accounts receivable. The sale agreement dated August 14, 2015, which was approved by the Delaware Bankruptcy Court, consisted of a purchase price by Cancer Genetics of $7,000,000 in cash and 788,584 shares of Cancer Genetics common stock valued at $7,000,000 as of the sale agreement date. During the bankruptcy process through the sale date, October 9, 2015, the Company provided $2,507,000 of debtor-in-possession (“DIP”) financing, to fund Response’s continued daily operations. After funding the remaining post-petition operations and payments of other secured creditors’ claims, the Company ultimately collected (i) 736,076 shares of Cancer Genetics common stock (NASDAQ: CGIX) valued at $5,778,000 as of September 30, 2015, (ii) cash of $3,099,000, and (iii) accounts receivable with an expected ultimate recovery valued at $917,000.

Based on the sale terms and the resulting evidence of Response’s deteriorating credit conditions the Company determined at June 30, 2015, that the loan outstanding was impaired and recognized loan impairment expense of $2,594,000, as well as a market valuation loss of $802,000 on outstanding warrants previously issued by Response to the Company. During the three months ended September 30, 2015, the Company recognized an additional $1,230,000, loan impairment expense primarily driven by the decrease in fair value of Cancer Genetics common stock during the quarter prior to execution of the sale. The Company believes the loan carry value, net of the credit loss allowance, of $8,646,000, as of September 30, 2015, approximates fair value of the underlying collateral, consisting primarily of shares of Cancer Genetics common stock and accounts receivable, as evidenced by the subsequent sale. Between September 30, 2015 and November 9, 2015, the fair value of shares of Cancer Genetics common stock have further declined by $4.00 per share.

Syncardia Systems, Inc. (“SynCardia”)

During the three months ended September 30, 2015, the Company purchased from an unrelated party a first lien term loan and a second lien convertible note, with an aggregate $20,100,000 par value for a discounted purchase price of $6,600,000. The purchased loans represent an additional investment in two existing loans the Company has outstanding with SynCardia. The purchased loans have been placed on nonaccrual status, therefore no accretable yield has been recognized during the three and nine months ended September 30, 2015. In addition to the newly purchased loans, the Company placed its existing two loans with a carry value before credit loss allowance of $12,752,000, as of September 30, 2015, on nonaccrual status. Cash collected on the loans totaled $688,000, during the three months ended September 30, 2015, and was applied to the carry value of the loans.

SynCardia filed for an initial public offering in September 2015, to raise capital to meet its operating needs and fund research and development, however withdrew its plans for the initial public offering on October 13, 2015. The Company expects SynCardia will trigger a technical default under its loans in the near future by violating certain financial covenants. The collateral for the loans has been individually reviewed, noting that the fair market value of the loan, less costs to sell, was lower than the recorded investments in the loans as of September 30, 2015. Based on the impairment analysis, the Company has recorded a provision for credit loss of $6,900,000, as of September 30, 2015. The Company has also recognized an impairment charge of $3,230,000 on it’s investment in Series F Preferred Stock of SynCardia discussed in Note 4.

Note 4. Marketable Investments

Investment in securities at September 30, 2015, and December 31, 2014, consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Fixed income	$2,915	$3,119
Equity securities	—	1,730
Total	$2,915	$4,849

The amortized cost basis amount, gross unrealized holding gains (losses) and fair value of the available-for-sale securities as of September 30, 2015 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$3,039	$—	$(124)	$2,915
	$3,039	$—	$(124)	$2,915

The amortized cost basis amount, gross unrealized holding gains (losses) and fair value of the available-for-sale securities as of December 31, 2014 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for Sale Securities:
Corporate debt securities	$3,119	$—	$—	$3,119
	$3,119	$—	$—	$3,119

The following table summarizes the fair value and the gross unrealized losses in the Company’s available-for-sale portfolio, and the length of time the individual securities have been in a continuous loss position as of September 30, 2015 (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale securities:
Corporate debt securities	$2,915	(124)	$—	—	$2,915	(124)
	$2,915	(124)	$—	—	$2,915	(124)

During the nine months ended September 30, 2015, and the year ended December 31, 2014, the Company had no sales of available-for-sale securities. During the nine months ended September 30, 2015, the Company identified one equity security, its investment in Series F Preferred Stock of Syncardia with an other than temporary impairment. An impairment loss of $3,230,000 was recognized to reflect this security at its estimated fair market value of $0. See further discussion in Note 3. There were no securities considered impaired as of December 31, 2014.

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

Unconsolidated VIEs

Holmdel

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP received a 1x cash on cash return on its interest in Holmdel, SWK HP received approximately 84% of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 39%. The current interest in the pharmaceutical product’s cash flow is approximately 70%. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.   The Company accounts for its interest in the entity based on the timing of quarterly distributions, which are paid on a quarter lag basis. For the three and nine months ended September 30, 2015, the Company recognized $1,621,000 and $4,511,000, of equity method gains, respectively. The amount of equity method gains attributable to the non-controlling interests in SWK HP were $822,000 and $2,311,000, for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, the Company recognized $1,769,000 and $4,465,000 of equity method gains, respectively. The amount of equity method gains attributable to the non-controlling interests in SWK HP were $944,000 and $2,378,000 for the three and nine months ended September 30, 2014, respectively.

In addition, SWK HP received cash distributions totaling $5,316,000, during the nine months ended September 30, 2015, of which $2,744,000 was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the nine months ended September 30, 2015, are as follows (in thousands):

Balance at December 31, 2014	$9,044

Add: Income from investments in unconsolidated entities	4,511

Less: Cash distribution on investments in unconsolidated entities	(5,316)

Balance at September 30, 2015	$8,239

The following table provides the financial statement information related to Holmdel for the comparative periods which SWK HP has reflected its share of Holmdel income in the Company’s unaudited condensed consolidated statements of income (loss) (in millions):

	As of September 30, 2015		Three months ended September 30, 2015	Nine months ended September 30, 2015

Assets	$11.8	Net Revenue	$2.7	$7.5
Liabilities	$2.7	Expenses	$0.4	$1.1
Equity	$9.1	Net income	$2.3	$6.4

	As of December 31, 2014		Three months ended September 30, 2014	Nine months ended September 30, 2014

Assets	$11.6	Revenue	$2.8	$8.1
Liabilities	$1.5	Expenses	$0.7	$2.8
Equity	$10.1	Net income	$2.1	$5.3

Note 6. Loan Credit Agreement with Related Party

On September 6, 2013, the Company entered into a credit facility with Double Black Diamond, L.P. (the “Lender”), an affiliate of, Carlson Capital, L.P. (“Carlson”). Funds affiliated with Carlson (collectively, the “Stockholder”) are holders of a majority of the Company’s common stock. The credit facility provided financing for the Company, primarily for the purchase of eligible investments. The draw period under the facility expired on March 6, 2015, and as a result, as of September 30, 2015, the Company has no availability remaining on the facility. In conjunction with the credit facility, the Company issued warrants to the Lender for 100,000 shares of the Company’s common stock at a strike price of $13.875. The warrants have a price dilution mechanism that was triggered by the price that shares were sold in the Rights Offering in November 2014, and as a result, the strike price of the warrants was reduced to $13.48.

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception as it is not considered indexed in the Company’s stock. As such, the warrants with a value of $467,000 and $421,000 at September 30, 2015, and December 31, 2014, respectively, are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. An unrealized gain of $149,000 and an unrealized loss $45,000 were included in other expense in the unaudited condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2015, respectively. Unrealized losses of $219,000 and $244,000 were included in other expense in the unaudited condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2014, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2015	December 31, 2014
Dividend rate	0%	0%
Risk-free rate	1.4%	1.7%
Expected life (years)	4.9	5.7
Expected volatility	32.3%	32.7%

During the three and nine months ended September 30, 2015, the Company recognized interest expense totaling $0 and $381,000, respectively, consisting of debt issuance cost amortization. During the three and nine months ended September 30, 2014, the Company recognized interest expense totaling $141,000 and $553,000, respectively. Interest expense included $36,000 and $107,000 of debt issuance cost amortization for the three and nine months ended September 30, 2014, respectively.

Note 7. Stockholders’ Equity

Stock Splits

On October 7, 2015, the Company executed a 1-for-100 reverse stock split of its common stock, followed by a 10-for-1 forward stock split of its common stock. The stock split was approved at SWK’s 2015 Annual Meeting of Stockholders held on May 20, 2015.

At the effective time of the reverse stock split, every 100 shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, with no change in par value per share. Holders with less than 100 shares of common stock had their shares repurchased and retired by the Company in the reverse stock split and received cash in lieu of such shares. After the reverse stock split, the Company effected a forward stock split pursuant to which shareholders received 10 shares of common stock for each share of common stock held. No fractional shares were issued in connection with the forward stock split. Stockholders who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof at a rate of $1.425 per fractional pre-split share. The Company paid $213,000 to repurchase shares from Holders with less than 100 shares upon the initial 1-for-100 reverse stock split, no fractions for forward split. The shares repurchased totaling 14,714 were retired by the Company upon repurchase. For stockholders owning greater than 100 shares prior to the reverse stock split, the net effective ratio was a 10-to-1 reverse split. The number of shares of common stock underlying the Company’s options, warrants, or other rights to acquire shares of common stock were adjusted accordingly. As a result, each stockholder’s percentage ownership interest and proportional voting power remains substantially unchanged and the rights and privileges of the holders of the Company’s common stock are substantially unaffected.

Stock Compensation

During the nine months ending September 30, 2015, the Board approved the following grants as compensation for Board services: (i) a grant of 3,366 shares of common stock as the pro-rated director compensation for the non-employee directors appointed on September 6, 2014; (ii) a grant of 3,000 shares to each non-employee directors for services as a director for the period January 1, 2015 to September 30, 2015; and (iii) a grant of 9,971 shares of common stock in lieu of cash payments to the non-employee directors upon the voluntary election of such directors.

The Company recorded compensation expense relating to the above quarterly grants and other prior year grants of stock options of approximately $148,000 and $495,000, respectively, during the three and nine months ended September 30, 2015.

Non-controlling Interests

As discussed in Note 5, SWK HP has a limited partnership interest in Holmdel. Changes in the carrying amount of the non-controlling interest in the unaudited condensed consolidated balance sheet for the nine months ended September 30, 2015, are as follows:

Balance at December 31, 2014	$4,867
Add: Income attributable to non-controlling interests	2,311
Less: Cash distribution to non-controlling interests	(2,744)
Balance at September 30, 2015	$4,434

Note 8. Fair Value Measurements

The Company measures and reports certain financial assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the nine months ended September 30, 2015 and 2014.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of our equity method investments included in their unaudited condensed consolidated balance sheets at September 30, 2015 or December 31, 2014.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$2,113	$—	$—	$2,113
Available-for-sale securities	2,915	—	—	2,915

Financial Liabilities:
Warrant liability	$467	$—	$—	$467

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$679	$—	$—	$679
Available-for-sale securities	3,119	—	—	3,119

Financial Liabilities:
Warrant liability	$421	$—	$—	$421

The changes on the value of the warrant assets during the nine months ended September 30, 2015, were as follows (in thousands):

Fair value – December 31, 2014	$679
Issuances	4,539
Change in fair value	(3,105)
Fair value – September 30, 2015	$2,113

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

	September 30, 2015	December 31, 2014

Dividend rate	0.0%	0.0%
Risk-free rate	1.6%	1.8%
Expected life (years)	6.7	5.4
Expected volatility	90.5%	94.3%

The changes on the value of the warrant liability during the nine months ended September 30, 2015, were as follows (in thousands):

Balance at December 31, 2014	$421
Issuances	—
Change in fair value	46
Balance at September 30, 2015	$467

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.

The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2015 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Impaired loans	$21,098			$21,098
Impaired equity security	—			—

There were no remeasured assets or liabilities at fair value on a non-recurring basis during the year ended December 31, 2014.

The following information, is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates (in thousands):

September 30, 2015	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$24,770	$24,770	$24,770	$—	$—
Finance receivables	122,915	122,915	—	—	122,915
Marketable investments	2,915	2,915	—	—	2,915
Warrant assets	2,113	2,113	—	—	2,113

Financial Liabilities
Warrant liability	$467	$467	$—	$—	$467

December 31, 2014	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$58,728	$58,728	$58,728	$—	$
Finance receivables	93,347	93,347	—	—		93,347
Marketable investments	4,849	4,849	—	—		4,849
Warrant assets	679	679	—	—		679

Financial Liabilities
Warrant liability	$421	$421	$—	$—		$421

Note 9. Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had no unrecognized tax benefits as of September 30, 2015, and December 31, 2014.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the unaudited condensed consolidated statements of income (loss) for the period that the adjustment is determined to be required.

Deferred tax assets consist of the following (in thousands):

	2015	2014
Deferred tax assets
Credit carryforward	$2,660	$2,660
Stock based compensation	470	470
Other	271	271
Net operating losses	142,455	146,513
Gross deferred tax assets	145,856	149,914
Valuation allowance	(124,135)	(129,808)
Net deferred tax assets	$21,721	$20,106

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

As of September 30, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $421,000,000. The federal net operating loss carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

Note 10. Subsequent Events

CEO

On November 16, 2015, Brett Pope, the Company’s Chief Executive Officer, gave notice that he will resign effective January 12, 2016, to pursue other interests. Mr. Pope will also resign from the Board effective January 12, 2016. The Board has promoted Winston Black, currently Managing Director, to the role of Chief Executive Officer, effective upon Mr. Pope’s departure.

PDI, Inc. (“PDI”)

PDI has entered into an Asset Purchase Agreement (“APA”) with Publicis Healthcare Communications Group (“PHCG”) dated November 2, 2015, pursuant to which PDI will sell its Commercial Services business to PHCG. The transaction is subject to approval by PDI’s stockholders and holders of approximately 46% have agreed to vote in favor of the transaction, subject to certain conditions. If the sale contemplated by the APA is completed, PDI has indicated that it intends to repay its loan from the Company, including interest and certain prepayment fees due.

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

In July 2012, we commenced our strategy of building a specialty finance and asset management business. Our strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. We are currently focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We deploy our assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis. In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. We intend to fund transactions through our own working capital, as well as by building our asset management business to invest additional third party capital alongside our capital.

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

Our investment objective is to maximize our total return and thus increase our net income and net operating income by generating income from three sources:

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

In circumstances where a transaction is greater than $20 million, we seek to syndicate amounts in excess of $20 million to our investment advisory clients or other third parties. In addition, we may participate in transactions in excess of $10 million with investors other than our investment advisory clients. In those instances, we do not expect to earn investment advisory income from the participations of such investors.

We source our investment opportunities through a combination of our senior management’s proprietary relationships within the industry, outbound business development efforts and inbound inquiry from companies, institutions and inventors interested in learning about our capital financing alternatives. Our investment advisory clients generally do not originate investment opportunities for us.

As of November 9, 2015, we have executed 18 transactions, deploying approximately $168,080,000, across a variety of opportunities:

●	$16,250,000 in four transactions where we purchased or financed through a debt investment, royalties generated by the sales of life science products and related intellectual property;

●	$144,100,000 in 13 transactions where we receive interest and other income by advancing capital in the form of secured debt backed by royalties paid by companies in the life science sector; and

●	$6,000,000 in one transaction where we acquired an indirect interest in the U.S. marketing authorization rights to a pharmaceutical product where we ultimately receive cash flow distributions from the product; and

●	$1,730,000 in one transaction where SWK purchased shares of preferred stock, which includes $230,000 in lieu of cash payment. In addition on February 13, 2015, SWK received an additional 1,079,138 shares of preferred stock.

In counting our transactions, we generally consider a series of transactions with one partner company as a single transaction. In eight of the transactions, we participated alongside other investors; our investment advisory clients co-invested in two of these transactions. The other ten transactions were completed solely by SWK. Subsequent to closing on one of the eight transactions, however, we syndicated a portion of the loan to an investment advisory client and then subsequently purchased it back, and subsequently partnered with another investor on a follow-on round for the same partner company.

The table below provides an overview of the outstanding transactions.

	Amount Funded by SWK as of November 9, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three and nine months ended September 30, 2015

Royalty Purchases and Financings

Besivance®	$6,000,000	$16,000,000

•       Closed on April 2, 2013

•       Purchased a royalty stream paid on the net sales of Besivance®, an ophthalmic antibiotic marketed by Bausch & Lomb

•       SWK owns 40.3% of the royalty; Bess Royalty, LP owns 59.7%

•       Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds

				$249,000 and $680,000 in interest income

Tissue Regeneration Therapeutics (“TRT”)	$3,250,000	$3,250,000

•       Closed on June 12, 2013

•       Purchased two royalty streams derived from the licensed use of TRT’s technology in the family cord banking services sector

•       Annual sharing payments due TRT once aggregate royalty payments received by SWK exceed the purchase price paid by SWK

				$110,000 and $391,000 in interest income

Cambia®	$4,000,000	$4,000,000

•       Closed on July 31, 2014

•       Purchased a royalty stream paid on the net sales of Cambia®, an NSAID marketed by Depomed, Inc. and Tribute Pharmaceuticals Canada, Inc.

•       Up to $0.5 million additional payable by us to the royalty seller, contingent upon aggregate net sales levels achieving certain thresholds

•       Annual payments to be retained by the royalty seller once aggregate royalty payments received exceed certain thresholds

				$163,000 and $506,000 in interest income

	Amount Funded by SWK as of November 9, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three and nine months ended September 30, 2015

Senior Secured Debt

Royalty Financing	$3,000,000	$100,000,000

•       Closed on July 9, 2013

•       Purchased senior secured notes (first lien) due November 2026

•       Pay interest quarterly at a 11.5% annual interest rate

•       Secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products

				$88,000 and $265,000 in interest income

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

•       Principal payment of $339,000 in April 2015 and $380,000 in July 2015

•       June 8, 2015 announced intention to merge with Pozen Pharmaceuticals, which if consummated, will result in the loan being retired

				$595,000 and $1,598,000 in interest income

SynCardia	$12,452,000	$22,000,000

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

•       Repaid with principal due upon maturity and bears interest at a rate of 13.5% per annum

•       Entitled to an exit fee upon the maturity of the loan

•       Purchased an aggregate of 40,000 shares of SynCardia’s common stock, reflecting an ownership percentage in SynCardia of less than 0.05%

•       Placed on nonaccrual in September 2015

•       Purchased an additional investment from an unaffiliated lender in September 2015 for $6.6 million

				$0 and $355,000 in interest income; $688,000 cash receipts applied to basis in September 2015

	Amount Funded by SWK as of November 9, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three and nine months ended September 30, 2015

SynCardia 2nd Lien	—	$10,000,000

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

				$0 and $1,065,000 in interest income

SynCardia 2nd Lien Convertible Note	$6,900,000	$6,900,000

•       New senior secured second lien convertible notes accrue interest at 10% per annum, interest paid in kind; notes are convertible into shares of SynCardia common stock at a 25% discount to the price of the initial public offering

•       Placed on nonaccrual in September 2015.

				$0 in interest income; Reversed $263,000 in September 2015 when asset placed on nonaccrual; Recognized impairment expense of $6,900,000

Private Dental Products Company (the “Dental Products Company”)	$7,381,000	$7,381,000

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

•       Bears interest at a floating interest rate, subject to a 14% per annum minimum

•       Earned an arrangement fee of $60 thousand at closing and entitled to an exit fee upon the maturity of the loan

•       Executed an amendment to the loan to advance an additional $650 thousand on January 8, 2015

•       Executed an amendment to the loan to advance an additional $419 thousand on September 10, 2015

•       Executed an amendment to the loan to advance an additional $46 thousand on October 13, 2015

•       Executed an amendment to the loan to advance an additional $265 thousand on October 21, 2015

				$0 in interest income (in December 2014, the Dental Products Company was under default under the terms of the credit agreement. As a result, the loan has been classified as nonaccrual.)

ABT Molecular Imaging, Inc. (“ABT”)	$10,000,000	$10,000,000

•       Entered into senior secured second lien loan on October 10, 2014, that is to mature on October 8, 2021

•       Repaid by a tiered revenue interest that is charged on quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return

•       Received warrants to purchase 5 million shares of ABT common stock

				$432,000 and $1,231,000 in interest income

	Amount Funded by SWK as of November 9, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three and nine months ended September 30, 2015

PDI	$20,000,000	$20,000,000

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

•       Repaid by tiered revenue interest that is charged on quarterly net sales and royalties

•       Bears interest at a floating interest rate, subject to a 13.5% per annum minimum

•       Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

•       Beginning January 2017 until maturity, receive 1.25% royalty paid quarterly on net sales of molecular diagnostics products

•       Announced November 2, 2015 selling its CSO division to PHG, which if consummated, would result in the loan being repaid.

				$828,000 and $2,442,000 in interest income

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

				$438,000 and $1,295,000 in interest income

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

				$182,000 and $348,000 in interest income

Hooper Holmes, Inc. (“Hooper”)	$5,000,000	$5,000,000

•       Entered into a senior secured loan on April 17, 2015, that matures on April 17, 2018

•       Repaid by tiered revenue interest that is charged on quarterly net sales

•       Bears interest at a floating interest rate, subject to a 15.0% per annum minimum

•       Earned an origination fee at closing, and entitled to an exit fee upon the maturity of the loan

•       Received warrants to purchase 8,152,174 common shares

				$460,000 and $796,000 in interest income

	Amount Funded by SWK as of November 9, 2015	Total Transaction Amount (including contingent consideration)	Material Terms	Income Recognized during three and nine months ended September 30, 2015

Nanosphere, Inc. (“Nanosphere”).	$8,000,000	$30,000,000

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

				$334,000 and $502,000 in interest income

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

				$430,000 and $565,000 in interest income

Other

Holmdel	$6,000,000	$13,000,000

•       Closed December 20, 2012

•       Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product

•       SWK HP Holdings GP LLC, our direct wholly-owned subsidiary, acquired a direct general partnership interest in SWK HP

•       SWK HP acquired a direct limited partnership interest in Holmdel

•       We receive quarterly distributions based on a royalty paid on net sales of the product

				$1,621,000 and $4,511,000, of equity method income, of which $822,000 and $2,311,000 were attributable to the non-controlling interest in SWK HP

SynCardia	$3,230,000	Up to $24,000,000

•       Closed in two transactions

•       On September 15, 2014, acquired 1,244,511 shares of Series F Preferred Stock for cash

•       On February 13, 2015, 1,079,138 shares of Series F Preferred Stock as part of the repayment of the SynCardia 2nd lien as noted above

•       Preferred Stock automatically converts into common shares upon the closing of a public offering

•       Entitles holder to receive dividend at annual rate of 10%

				No Income; Recognized impairment expense of $3,230,000

Other than the $0.5 million payable to the seller of the Cambia® royalty noted above, there are no other earn-out payments contracted to be paid by SWK to any of our partner companies. SWK has $9.5 million of unfunded commitments on closed loan transactions.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item I Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a listing of recent accounting pronouncements.

Revenues

We generated revenue of $5.7 million for the three months ended September 30, 2015, driven primarily by $4.1 million in interest and fees earned on our finance receivables and marketable securities, and $1.6 million in income related to our investment in an unconsolidated partnership. For the nine months ended September 30, 2015, revenue totaled $16.9 million and included $12.4 million in interest and fees earned on our finance receivables and marketable securities, and $4.5 million in income related to our investment in an unconsolidated partnership.

We generated revenues of $3.7 million for the three months ended September 30, 2014, driven primarily by $1.9 million in interest and fees earned on our finance receivables and $1.8 million in income related to our investment in an unconsolidated partnership. SWK generated revenues of $10.7 million for the nine months ended September 30, 2014, driven primarily by $5.9 million in interest and fees earned on our finance receivables and $4.5 million in income related to our investment in an unconsolidated partnership.

The primary driver behind our increases in revenue is the continued deployment of capital, which increases our company investments.

Provision for Credit Losses and Security Impairment Expense

We recognized loan credit loss provision expense of $8.1 million and $10.7 million during the three and nine months ended September 30, 2015, respectively, on three term loans based on the Company’s impairment analysis performed as of September 30, 2015. The secured loans’ carrying value have been reduced to their respective collateral’s fair market value, less costs to sell. The Company also recognized impairment expense on one equity security of $3.2 million, to reflect the security at its fair market value as of September 30, 2015. Refer to Note 3 for further information on impairment.

General and Administrative Expenses

General and administrative expense consists primarily of employee compensation, stock-based compensation and related costs for employees, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expense was $0.5 million for the three months ended September 30, 2015 compared to $1.1 million for the three months ended September 30, 2014. The decline in expense was attributable to lower stock compensation expense as well as lower incentive compensation expense.

For the nine months ended September 30, 2015, $2.6 million of general and administrative expense remained relatively flat compared to $2.5 million for the nine months ended September 30, 2014 as higher legal, office rent and other administrative expenses were essentially offset by lower stock and incentive compensation expense as noted above.

Interest

For the three months ended September 30, 2015, there was no interest expense compared to $0.1 million during the three months ended September 30, 2014, due under the then outstanding loan agreement.

Interest expense for the nine months ended September 30, 2015, was $0.4 million, reflecting the write-off of the remaining unamortized deferred issuance costs upon the expiration of the draw period under our credit agreement. Interest expense for the nine months ended September 30, 2014, was $0.6 million and included $0.5 million of interest due under the loan agreement and $0.1 million of deferred issuance costs amortization.

Other Expense

Other expense for the three months ended September 30, 2015, reflected a net fair market value loss of $2.0 million, on our warrant derivatives compared to a $0.6 million loss during the three months ended September 30, 2014. Other expense for the nine months ended September 30, 2015, reflecting a net fair market value loss of $3.2 million, on our warrant derivatives compared to $0.2 million loss during the nine months ended September 30, 2014.

Provision for Income Taxes

We have incurred net operating losses on a consolidated basis for all years from inception through 2012. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not.” We believe that it is more likely than not that the Company will be able to realize approximately $21.7 million benefit of the U.S. federal and state deferred tax assets in the future.

As of September 30, 2015, we had NOLs for federal income tax purposes of approximately $421 million. The federal NOLs if not offset against future income, will expire by 2032, with the majority expiring by 2021.

Liquidity and Capital Resources

As of September 30, 2015, we had $24.8 million in cash and cash equivalents compared to $58.7 million in cash and cash equivalents as of December 31, 2014. The reduction in cash is driven essentially by investing activities during the nine months to date.

Primary Driver of Cash Flow

Our ability to generate cash in the future depends primarily upon our success in implementing our business model of generating income by providing capital to a broad range of life science companies, institutions and inventors. We generate income primarily from three sources:

1.	owning or financing through debt investments, royalties generated by the sales of life science products and related intellectual property;

2.	receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector; and,

3.	to a lesser extent, realize capital appreciation from equity-related investments in the life science sector.

As of November 9, 2015, we have consummated 18 transactions under our strategy and expect those assets to generate income greater than our expenses in 2015. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2015. Given low current interest rates, we expect the interest rate that we receive on our cash will continue to be at a low rate and to not produce material income.

Operating Cash Flow

Net cash provided by operating activities was $7.7 million for the nine months ended September 30, 2015. Although the Company reflected a consolidated net operating loss of $1.6 million, the results included approximately $9.7 million of noncash adjustments. Those adjustments included loan loss provisions and security impairment expense totaling $14.0 million, a fair value net loss on warrant derivatives of $3.2 million, $0.5 million in stock compensation expense and $0.4 million debt issuance cost, partially offset by $4.5 million from equity income on an investment in an unconsolidated entity, $1.6 million deferred tax benefit and $2.1 million in loan discount amortization, fee accretion and interest income collected in excess of cash received.

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

Investing Cash Flow

The Company’s investing activities used cash in the amount of $38.9 million during the nine months ended September 30, 2015, driven by a net issuance of $44.2 million in finance receivables, partially offset by $5.3 million in cash distributions received from an investment in an unconsolidated entity. The Company’s investing activities used cash in the amount of $7.6 million during the nine months ended September 30, 2014, driven by net issuances of $11.7 million in finance receivables and a $1.5 million investment in marketable securities. These were partially offset by $5.5 million in cash distributions received from an investment in an unconsolidated entity.

Financing Cash Flow

The Company’s financing activities used cash in the amount of $2.7 million for the nine months ended September 30, 2015, which consisted primarily of cash distributions to non-controlling interests. The Company’s financing activities had positive cash flow of $66.5 million for the nine months ended September 30, 2014, which consisted of net proceeds of $74.5 million from the issuance of common stock to Carlson, partially offset by a net repayment of $5 million on the Company’s credit facility and $3.0 million in cash distributions to non-controlling interests.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Other than the $0.5 million payable to the seller of the Cambria® royalty, there no other earn-out payments contracted to be paid by us to any of our partner companies. We have approximately $9.5 million of unfunded commitments on closed loan transactions.

We believe that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Outlook

Our corporate strategy is to provide capital to a broad range of life science companies, institutions and inventors in order to earn interest, fee, and other income pursuant to this strategy. As of November 9, 2015, we have consummated 18 transactions under our corporate strategy. We believe the income generated by these transactions will be more than our operational expenses, and we will continue to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended September 30, 2015, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2015, approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.        MINE SAFETY DISCLOSURES.

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

November 16, 2015

SWK Holdings Corporation

/s/ J. BRETT POPE
J. Brett Pope
Chief Executive Officer
(Principal Executive Officer)

/s/ CHARLES M. JACOBSON
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)

