Form 10-K
period 2015-12-31
SWK Holdings Corp
filed 2016-03-24
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $65,317,108 based on the June 30, 2015, closing price of the Registrant’s Common Stock on such date as reported on the OTCQB Marketplace of $16.30.

On March 21, 2016, the Registrant had outstanding approximately 13,134,659 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders	PART III

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2015

PART I

Special Note Regarding Forward-Looking Statements.

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements.

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

Special Note regarding Reverse Stock Split

On October 7, 2015,  we effected a 1-for-100 reverse stock split of our common stock, immediately followed by a 10-for-1 forward split of our common stock. For holders of greater than 10 shares prior to October 7, 2015, the net effect was a 1-for-10 reverse split. All share and per share information has been retroactively adjusted to give effect thereto.

ITEM 1. BUSINESS.

Overview

SWK Holdings Corporation (the “Company”, “SWK”, “us” or “we”) incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced our corporate strategy of building a specialty finance and asset management business. Our strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. Our focus is on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We are deploying our assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis. In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. We intend to fund transactions through our own working capital, as well as by building our asset management business by raising additional third party capital to be invested alongside our capital.

We fill a niche that we believe is underserved in the sub-$50 million transaction size. Since many of our competitors that provide longer term, royalty-related financing options have much greater financial resources than us, they tend not to focus on transaction sizes below $50 million as it is generally inefficient for them to do so. In addition, we do not believe that a sufficient number of other companies offer similar types of long-term financing options to fill the demand of the sub-$50 million market. As such, we believe we face less competition from such longer term, royalty investors in transactions that are less than $50 million.

We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (together “life science”) and to tailor our financial solutions to the needs of our business partners. Our business partners are primarily engaged in selling products that directly or indirectly cure diseases and/or improve people’s or animals’ wellness, or they receive royalties paid on the sales of such products. For example, our biotechnology and pharmaceutical business partners manufacture medication that directly treat disease states, whereas our life science tools partners sell a wide variety of research instrumentation to help other companies conduct research into disease states.

Our investment objective is to maximize our portfolio total return and thus increase our net income and book value by generating income from three sources:

1.	primarily owning or financing through debt investments, royalties or revenue interests generated by the sales of life science products and related intellectual property;
2.	receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector; and
3.	to a lesser extent, realizing capital appreciation from equity-related investments in the life science sector.

In our portfolio we seek to achieve attractive risk-adjusted current yields and opportunities with the potential for equity-like returns with protection that credit provides.

The majority of our transactions are structured similarly to factoring transactions whereby we provide capital in exchange for an interest in an existing revenue stream. We do not anticipate providing capital in situations prior to the commercialization of a product. The existing revenue stream can take several forms, but is most commonly either a royalty derived from the sales of a life science product (1) from the marketing efforts of a third party, such as a royalty paid to an inventor on the sales of a medicine, or (2) from the marketing efforts of a partner company, such as a medical device company that directly sells its own products. Our structured debt investments may include warrants or other features, giving us the potential to realize enhanced returns on a portion of our portfolio. Capital that we provide directly to our partners is generally used for growth and general working capital purposes, as well as for acquisitions or recapitalizations in select cases. We generally fund the full amount of transactions up to $20 million through our working capital.

Our investment advisory agreements are currently non-discretionary and each client determines individually if it wants to participate in a transaction. Each account receives its pro rata allocation for a transaction based on which clients opt into a transaction, and each account receives its pro rata allocation of income produced by a transaction in which it participates. Clients pay us management and incentive fees according to a written investment advisory agreement, and we negotiate fees based on each client’s needs and the complexity of the client’s requirements. Fees paid by clients may differ depending upon the terms negotiated with each client and are paid directly by the client upon receipt of an invoice from us. We may seek to raise discretionary capital from similar investors in the future.

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

Tax Attributes

We view our ability to carry forward our net operating losses, or NOLs, as an important and substantial asset. On January 26, 2006, in order to preserve stockholder value by protecting our ability to carry forward our NOLs, we entered into a rights agreement that provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 4.9% or more of our outstanding common stock without the prior approval of our board of directors. On February 2, 2012, we amended and restated the rights agreement to extend the expiration date from February 3, 2012 to February 3, 2015. On August 18, 2014, we amended the Second Amended and Restated Rights Agreement to designate Carlson Capital, L.P. and its affiliates (“Carlson”) as Exempt Persons (as defined in the Second Amended and Restated Rights Agreement) unless they own more than 76% of the outstanding shares of our common stock in the aggregate.

On August 18, 2014, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Carlson. Upon initial close, we issued to Double Black Diamond Offshore Ltd. (“Double Black Diamond”) and Black Diamond Offshore Limited (collectively, “Stockholder”), funds associated with Carlson, 5,590,800 shares of our Common Stock for an aggregate purchase price of $76.6 million in cash. Then upon the completion of the Rights Offering, pursuant to the terms of the Purchase Agreement, we issued to the Stockholder 1,744,053 shares of our Common Stock for an aggregate purchase price of $23.9 million paid in cash, so that Carlson has a 69% voting ownership interest in the Company.

Competition

Our markets are very competitive. We face competition in the pursuit of outside investors, investment management clients and opportunities to deploy our capital in attractive healthcare related companies. Our primary competitors provide financing to prospective companies and include non-bank financial institutions, federal or state chartered banks, venture debt funds, venture capital funds, private equity funds, pharmaceutical royalty and other investment funds, business development companies and investment banks. Many of these entities have greater financial and managerial resources than we have. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create a competitive disadvantage for us. As a result, we tend not to compete on price, but instead focus on our industry experience, flexible financing options and speed to evaluate and complete a transaction. In addition, since many of our competitors that provide longer term, royalty-related financing options have much greater financial resources than us, they tend not to focus on transaction sizes below $50 million as it is generally inefficient for them to do so. As such, we believe we face less competition from such longer term, royalty investors in transactions that are less than $50 million.

For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Employees

As of December 31, 2015 we had three full-time employees and one part-time employee.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Our internet site is http://www.swkhold.com. We will make available free of charge through our website in the “Investor Relations – SEC Filings” section our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Investor Relations — Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Governance Committee as well as our Code of Ethics and Insider Trading Policy governing our directors, officers and employees. Information on or accessible through our website is not a part of, and is not incorporated into, this report.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves significant risks. You should carefully consider the risks and uncertainties and the risk factors set forth in the documents and reports filed with the SEC and the risks described below before you make an investment decision regarding our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.

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

Most of our assets are expected to be royalty streams or debt backed by royalty streams or revenue interests paid by small- and middle- market businesses, which are highly speculative and involve a high degree of risk of credit loss. In addition, we may own royalties or invest in debt backed by royalties or revenue interests that are derived by products that are early in their commercial launch, face intense competition or are subject to other risks, which similarly involve a high degree of risk of principal loss. These risks are likely to increase during volatile economic periods, such as what the U.S. and many other economies have recently been experiencing.

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

Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more or fuller relationships with potential business partners than us. Furthermore, many of our competitors are not subject to the maintenance of an exception or exemption from regulation as an investment company, which may allow them more flexibility in advancing capital to companies we may also target such as advancing debt capital that is not repaid by royalty streams or revenue interests. We cannot assure you that the competitive pressures we face will not have a materially adverse effect on our business, financial condition and results of operations. Also, as a result of existing and increasing competition and our competitors’ ability to provide a total financing package solution, we may not be able to take advantage of attractive business opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our business objectives.

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

Our ability to achieve our business objectives depends on our ability to grow, which depends, in turn, on our ability to continue to identify, analyze and invest in royalties and/or debt backed by royalties or revenue interests that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our structuring of transactions and our access to financing on acceptable terms. As we continue to grow, we will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a materially adverse effect on our business, financial condition and results of operations.

If we are unable to substantially utilize our NOL carryforwards, our future cash tax liability may increase.

As of December 31, 2015, we had NOL carryforwards for U.S. federal income tax purposes of $405.0 million. The U.S. federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOL carryforward amounts to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). New issuances of our common stock, which is within our control, and purchases of our common stock in amounts greater than specified levels, which are beyond our control, could create an additional limitation on our ability to utilize our NOL carryforward amounts for tax purposes in the future. Limitations imposed on our ability to utilize NOL carryforward amounts could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOL carryforward amounts to expire unused, in each case reducing or eliminating the expected benefit to us. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOL carryforward amounts before they expire. If any of these events occur, we may not derive some or all of the benefits from our NOL carryforward amounts. We do not believe that the purchase of additional shares by funds affiliated with Carlson to maintain their 69% ownership or the rights offering have limited our ability to utilize our NOL carryforward amounts.

We are dependent upon our key management personnel for our future success.

We depend on the diligence, skill and network of business contacts of our senior management and their access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service of this senior management team, namely Winston Black. His departure could have a materially adverse effect on our ability to achieve our business objectives. In addition, we have very few employees.

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

Although the use of leverage may create an opportunity for increased returns for us, it also results in additional risks and can magnify the effect of any losses and thus could negatively impact our business and results of operations and have important adverse consequences to our investments. We expect that any future credit facility, if raised, would contain covenants that could restrict our operating flexibility, including covenants that, among others, could limit our ability to: (i) make distributions in certain circumstances, (ii) incur additional debt, and (iii) engage in certain transactions, which collectively may prevent us from entering into transactions which we may otherwise determine are beneficial to us, and which could negatively impact our business and results of operations. In addition, we expect we would need to secure such a credit facility through the pledging of substantially all of our assets, and if we are unable to generate sufficient cash flow to meet principal and interest payments on such indebtedness, we would be subject to risk that the lender seizes our assets through an acceleration of the credit facility that could require liquidation of pledged collateral at inopportune times or at prices that are not favorable to us and cause significant losses. If the lender seizes and liquidates pledged collateral, such collateral will likely be sold at distressed price levels. We will fail to realize the full value of such assets in a distressed sale.

Our investments in debt backed by royalty streams and revenue interests paid by our prospective partner companies and the products underlying the royalty streams and revenue interests in which we invest may be risky and we could lose all or part of our investment.

Most of our assets are expected to be royalty streams or debt backed by royalty streams or revenue interests paid by our partner companies. Some of our partner companies to which we advance debt, whether it be backed by royalties, revenue interests or be general obligations of the issuer, have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their operating objectives and the value of our investment in them may decline substantially or fall to zero.

In addition, the middle-market companies to which we are targeting to advance debt are subject to a number of other significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their financial obligations that we hold, which may be accompanied by a deterioration in the value of their assets or of any collateral with respect to any financial obligations and a reduction in the likelihood of our realizing on any guarantees we may have obtained in connection with our investment;
•	they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a materially adverse impact on our partner company and, in turn, on us;
•	they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and
•	they may have difficulty accessing the capital markets to meet future capital needs.

Similarly, the products underlying royalty streams or revenue interests in which we invest may have relatively short or no sales history, may be established products that face intense competition from newer, more innovative or better marketed products, or may be subject to additional risks. If these products do not achieve commercial success or attain lower sales than we estimate, we may lose value on our investments.

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

We generally only hold royalties or debt backed by royalties or revenue interests that is issued by our partner companies. As such, we do not, and do not expect to, control any of our partner companies, even though we may have board representation or board observation rights, and the debt agreements may contain certain restrictive covenants that limit the business and operations of our partner companies. As a result, we are subject to the risk that a partner company may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt holders.

If we make investments in unsecured debt backed by royalties or revenue interests, those investments might not generate sufficient cash flow to service our debt obligations.

We may make investments in unsecured debt backed by royalties or revenue interests. Unsecured investments may be subordinated to other obligations of the obligor. Unsecured investments often reflect a greater possibility that adverse changes in the financial condition of the obligor or general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. If we make an unsecured investment in a partner company, that partner company may be highly leveraged, and its relatively high debt-to-equity ratio may increase the risk that its operations might not generate sufficient cash to service its debt obligations. In such cases we would not have any collateral to help secure repayment of the obligations owed to us.

We may have limited access to information about privately- held royalty streams and companies in which we invest.

We invest primarily in privately-held royalties and debt backed by royalties or revenue interests issued by private companies. Generally, little public information exists about these royalty streams and private companies, and we are required to rely on the ability of our senior management to obtain adequate information to evaluate the potential returns from investing in these assets. If we are unable to uncover all material information about these assets, we may not make a fully informed investment decision, and we may lose money on our investment.

Prepayments of our debt investments by our partner companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the debt we advance to our partner companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new royalties or debt repaid by royalties or revenue interests issued by partner companies. These temporary investments will typically have substantially lower yields than the debt that was prepaid and we could experience significant delays in reinvesting these amounts. Any future asset may also have lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our partner companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

A partner company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of the partner company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the partner company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting partner company. In addition, if a partner company goes bankrupt, even though we may have structured our investment as senior debt or secured debt, depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance”, if any, to that partner company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, the proceeds from asset sales received in bankruptcy court proceedings or otherwise in a distressed asset sale may not fully repay our debt claims. In the event that such proceeds include equity securities of the company acquiring the company to which we had previously loaned money, our ultimate recovery would be subject to equity market risk and operational risk of such acquiring company. These events could materially adversely affect our financial condition and operating results.

These companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater numbers of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and which we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

If we fail to maintain adequate internal control over financial reporting, it could result in a material misstatement of the Company’s annual or interim financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. If we identify material weaknesses or other deficiencies in our internal controls, or if material weaknesses or other deficiencies exist that we fail to identify, our risk will be increased that a material misstatement to our annual or interim financial statements will not be prevented or detected on a timely basis. Any such potential material misstatement, if not prevented or detected, could require us to restate previously released financial statements and could otherwise have a material adverse effect on our business, results of operations, and financial condition.

Our allowance for credit losses may prove inadequate.

The quality of our financing receivables depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain an allowance for credit losses on our financing receivables to provide for credit defaults and non-performance. The amount of our allowance reflects management’s judgment of losses inherent in the portfolio. However, the economic environment is dynamic, and our portfolio credit quality could decline in the future.

Our allowance for credit losses may not keep pace with changes in the credit-worthiness of our customers or in collateral values. If the credit quality of our customer base declines, if the risk profile of a market, industry, or group of customers changes significantly, or if the markets for financing receivables or other collateral deteriorates significantly, our allowance for credit losses may prove inadequate, which could have a material adverse effect on our business, results of operations, and financial condition.

If the models that we use in our business are poorly designed, our business or results of operations may be adversely affected.

We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of that information.

We and our subsidiaries are party to various financing arrangements, commercial contracts and other arrangements that under certain circumstances give, or in some cases may give, the counterparty the ability to exercise rights and remedies under such arrangements which, if exercised, may have material adverse consequences.

We and our subsidiaries are party to various financing arrangements, commercial contracts and other arrangements, such as securitization transactions, derivatives transactions, funding facilities, and agreements for the purchase or sale of assets, that give, or in some cases may give, the counterparty the ability to exercise rights and remedies upon the occurrence of certain events. Such events may include a material adverse effect or material adverse change (or similar event), a breach of representations or warranties, a failure to disclose material information, a breach of covenants, certain insolvency events, a default under certain specified other obligations, or a failure to comply with certain financial covenants. The counterparty could have the ability, depending on the arrangement, to, among other things, require early repayment of amounts owed by us or our subsidiaries and in some cases payment of penalty amounts, or require the repurchase of assets previously sold to the counterparty. Additionally, a default under financing arrangements or derivatives transactions that exceed a certain size threshold in the aggregate may also cause a cross-default under instruments governing our other financing arrangements or derivatives transactions. If the ability of any counterparty to exercise such rights and remedies is triggered and we are unsuccessful in avoiding or minimizing the adverse consequences discussed above, such consequences could have a material adverse effect on our business, results of operations, and financial condition.

Risks Associated with Investments in the Life Science Industry

Healthcare and life science industries are subject to extensive government regulation, litigation risk, reimbursement risk and certain other risks particular to that industry.

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

The products and services provided by pharmaceutical, medical device and diagnostics companies are generally subject to the ability to obtain and maintain adequate reimbursement from governmental and other third-party payors for such products and services. The commercial success of such products and services could be compromised if governmental or third-party payors do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for such products and services.

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

Risks Associated with the Company and our Capital Structure

Our common stock is currently quoted on the QB tier of the Over-the-Counter Marketplace, or the OTCQB, and we could become subject to additional SEC regulation if we experience a significant decline in our stock price.

Since October 2005, our common stock has been quoted on the OTCQB or its predecessor. The OTCQB is generally considered less efficient than exchanges such as The New York Stock Exchange and The NASDAQ Stock Market. Quotation of our common stock on the OTCQB may reduce the liquidity of our securities, limit the number of investors who trade in our securities, result in a lower stock price and larger spread in the bid and ask prices for shares of our common stock and could have an adverse effect on us. Additionally, we may become subject to the SEC rules that affect “penny stocks”, which are stocks below $5.00 per share that are not listed on a national exchange. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our common stock again becomes subject to those rules, we may not be able to raise equity capital.

Our quotation on the OTCQB and our stock price, if it were to experience a decline, may greatly impair our ability to raise any future necessary capital through equity or debt financing and significantly increase the dilution to our current stockholders caused by any issuance of equity in financing or other transactions. The price at which we would issue shares in such transactions is generally based on the market price of our common stock, and a decline in the stock price could result in our need to issue a greater number of shares to raise a given amount of funding.

In addition, because our common stock is not listed on a national exchange, we may again become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of our stockholders to sell their shares of our common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

Funds affiliated with Carlson can control or exert significant influence over our management and policies through their ownership of a large amount of our common stock.

As of December 31, 2015, funds affiliated with Carlson owned (including the 100,000 shares of common stock underlying the Warrant held by Double Black) in the aggregate 69% of our combined issued and outstanding common stock, unvested restricted stock, and common stock underlying the Warrant. Michael Weinberg, the chairman of our board of directors, and Christopher W. Haga, a director, are employees of Carlson. Due to the large percentage of ownership by funds affiliated with Carlson, including Double Black, they have the ability to control or exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or other significant transaction. The investment objectives of Carlson and its affiliates, may from time to time be different than or conflict with those of our other stockholders.

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

We have not been and do not intend to become registered as an “investment company” under the Investment Company Act of 1940, or the 1940 Act, because we believe the nature of our assets and the sources of our income exclude us from the definition of an investment company pursuant to Section (3)(a)(1)(C) under the 1940 Act. Accordingly, we are not subject to the provisions of the 1940 Act, such as conflict of interest rules, requirements for disinterested directors and other substantive provisions which were enacted to protect investors in “investment companies”.

Generally, a company is an “investment company” if it is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities or owns or proposes to own investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, unless an exception, exemption or safe harbor applies. We refer to this investment company definition test as the “40% Test”.

We monitor our compliance with the 40% Test and seek to conduct our business activities to comply with this test. It is not feasible for us to be regulated as an investment company because the restrictions imposed by the 1940 Act rules are inconsistent with our strategy. In order to continue to comply with the 40% Test, we may need to take various actions which we might otherwise not pursue. The actions we may need to take to address these issues while maintaining compliance with the 40% Test (or another exception or exemption from regulation as an investment company), include restructuring or terminating the Company, could adversely affect our ability to create and realize stockholder value.

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

The rules and interpretations of the SEC and the courts, relating to the definition of “investment company” are highly complex in numerous respects. While, we intend to conduct our operations so that we will not be deemed an investment company, we can give no assurances that we will not be deemed an “investment company” and be required to register under the 1940 Act. If we were to be deemed an “investment company”, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our shares. In addition, we could be subject to legal actions by regulatory authorities and others and could be forced to dissolve. The costs of defending any such actions could constitute a material part of our assets and dissolution could have materially adverse effects on our company and the value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters is located in Dallas, Texas, where we lease approximately 2,400 square feet of space.  We believe these facilities are adequate for our business requirements.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB Marketplace, under the symbol “SWKH”. The table below sets forth the high and low sale prices of our common stock on the OTCQB Marketplace during the periods indicated. The table below adjusts all stock prices for the reverse split, which is described further below:

	High	Low
Fiscal 2014
First Quarter	$10.34	$9.00
Second Quarter	10.52	8.91
Third Quarter	13.01	9.98
Fourth Quarter	14.40	12.48

Fiscal 2015
First Quarter	$16.10	$13.00
Second Quarter	16.40	15.20
Third Quarter	16.50	13.60
Fourth Quarter	14.50	10.97

Holders of Record

There were approximately 166 stockholders of record of our common stock as of March 21, 2016. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Reverse Stock Split

On October 7, 2015, we effected a 1-for-100 reverse stock split of our common stock, immediately followed by a 10-for-1 forward stock split of its common stock. For holders of greater than 100 shares prior to October 7, 2015, the net effect was a 1-for-10 reverse split. The number of shares of common stock underlying the Company’s options and warrants to acquire shares of common stock were adjusted accordingly. All applicable share data, per share amounts and related information in this annual report, including the consolidated financial statements and notes thereto, have been adjusted retroactively to give effect to the stock splits. See further discussion of stock splits in Note 8 to such financial statements.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (together “life science”) by tailoring financial solutions to the needs of our business partners.

Our investment objective is to maximize our portfolio total return and thus increase our net income and book value by generating income from three sources:  (1) primarily owning or financing through debt investments, royalties or revenue interests generated by the sales of life science products and related intellectual property, (2) receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector, and (3) to a lesser extent, realizing capital appreciation from equity-related investments in the life science sector.

We primarily provide capital in exchange for an interest in an existing revenue stream, which can take several forms, but is most commonly either a royalty derived from the sales of a life science product from the marketing efforts of a third party or from the marketing efforts of a partner company.  Our structured debt investments may include warrants or other features, giving us the potential to realize enhanced returns on a portion of our portfolio.

In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance.

See “Business”, included in Part I, Item 1 of this report for further discussion of our overall business and strategy. The table below provides an overview of our portfolio as of December 31, 2015.

SWK HOLDINGS CORPORATION

PORTFOLIO OVERVIEW

December 31, 2015

(In thousands, except share data)

Royalty Purchases and Financings	Licensed Technology	Footnote	Funded Amount	GAAP Balance as of 12/31/15	Rate	Income Recognized in 2015
Besivance®	Ophthalmic antibiotic	(1)	$6,000	$5,322	N/A	$863
Tissue Regeneration Therapeutics	Umbilical cord banking	(2)	3,250	3,229	N/A	539
Cambia®	NSAID migraine treatment	(3)	8,500	8,673	N/A	672
Secured Royalty Financing	Women's health	(4)	3,000	2,857	11.5%	266

Term Loans	Type	Footnote	Principal	Maturity Date	GAAP Balance as of 12/31/15	Rate	Income Recognized in 2015
Tribute Pharmaceuticals Canada, Inc.	First Lien	(5)	$14,000	12/31/18	$12,363	13.5%	$2,109
Response Genetics, Inc.	First Lien	(6)	12,500	10/09/15	—	12.5%	294
SynCardia Systems, Inc.	First Lien	(7)	22,000	03/05/18	12,452	13.5%	383
SynCardia Systems, Inc.	Second Lien Royalty	(8)	6,000	02/13/15	—	N/A	1,065
SynCardia Systems, Inc.	Second Lien Convert	(9)	13,000	03/05/18	—	10.0%	—
B&D Dental Corporation	First Lien	(10)	7,672	12/10/18	7,641	13.5%	—
ABT Molecular Imaging	Second Lien Royalty	(11)	10,000	10/08/21	10,923	N/A	1,530
ABT Molecular Imaging	First Lien	(11)	733	06/30/16	—	6.5%	—
PDI, Inc.	Second Lien Royalty	(12)	20,000	12/22/15	—	13.5%	4,492
Galil Medical Group	First Lien		12,500	12/09/19	12,434	13.0%	1,734
DxTerity Diagnostics	First Lien		5,000	04/06/21	4,922	13.5%	530
Hooper Holmes, Inc.	Second Lien		5,000	04/17/18	3,355	15.0%	1,296
Nanosphere, Inc.	First Lien	(13)	8,000	05/14/21	6,155	12.5%	760
Soluble Systems, Inc.	First Lien		12,000	05/30/20	11,877	13.3%	998

Other	Footnote	Funded Amount	GAAP Balance as of 12/31/15	Income Recognized in 2015
Holmdel Pharmaceuticals, LP ("Holmdel")	(14)	$6,000	$3,689	$5,884
Cancer Genetics (Common Stock)	(15)	—	2,429	—
SynCardia Systems, Inc. (Series F Preferred Stock)	(8)	1,730	—	—

Warrants to Purchase Common Stock	Footnote	Number of Shares	Exercise Price per Share	GAAP Balance as of 12/31/15	Change in Fair Value
Tribute Pharmaceuticals Canada, Inc.		1,843,222	Various	$1,338	$745
Response Genetics, Inc.		681,090	9.36	—	(664)
SynCardia Systems, Inc.	(7)	34,551	Various	—	—
B&D Dental Corporation		225	4.00	—	—
ABT Molecular Imaging		5,000,000	0.20	—	—
Galil Medical Group		5,882,353	0.09	—	—
DxTerity Diagnostics	(16)	TBD	TBD	—	—
Hooper Holmes, Inc.		8,152,174	0.46	199	(2,130)
Nanosphere, Inc.		600,000	0.01	363	(1,418)
Soluble Systems, Inc.	(17)	1,209,068	0.99	—	—

	Assets	Income
Total Finance Receivables	$99,346	$17,265
Total Marketable Securities	5,286	266
Total Net Investment in Subsidiary	3,689	5,884
Change in Fair Value of Warrant Assets	1,900	(3,467)
Total Assets/Income before Allowance for Credit Losses	$110,221	$19,948

(1) Effective 6 percent royalty on sales of Besivance.
(2) Milestone payment of $1,250 paid upon royalty payments achieving certain thresholds.
(3) With regard to initial royalty stream purchase in July 2014, first Earn Out payment was not earned. The second Earn Out payment of $250 is contingent upon aggregate net sales levels achieving certain thresholds. On December 9, 2015, we executed a second purchase of 25 percent of future payments. First and Second Earn Out payments of $250 each are contingent upon aggregate net sales levels achieving certain thresholds.
(4) Purchased $3,000 of a total $100,000 aggregate amount. Notes are secured by certain royalty and milestone payments associated with the sales of pharmaceutical products.
(5) Repaid on February 5, 2016.
(6) Provided an additional $2,500 of DIP financing. Response was sold to CGIX on October 9, 2015 resulting in us collecting 736,076 shares of CGIX common stock, $3,100 of cash and accounts receivable with an expected ultimate recovery valued at $900.
(7) In conjunction with the first lien credit agreement, SynCardia issued us 40,000 shares of common stock. Loan placed on non-accrual status. In August 2015, purchased $15,500 face value for $6,600.
(8) Repaid on February 13, 2015 for total consideration to SWK of $10,200, comprised of $1,800 in cash, $6,900 of second lien convertible notes and 1,079,138 shares of Series F Preferred Stock. SWK recognized impairment expense of $3,230 on Series F Preferred Stock in Q4 of 2015.
(9) Received $6,100 principal value with first lien purchase noted above in (8). Placed on non-accrual status and written off in September 2015.
(10) Executed four amendments to the loan to advance additional $1,380 during 2015. B&D is pursuing asset sales to retire debt.
(11) December 2015 payment to us was blocked by first lien lender; we purchased senior first lien credit facility at par in February 2016.
(12) Repaid on December 22, 2015.
(13) Funded $2,000 add-on on February 6, 2016; $2,000 unfunded commitment remains as of December 31, 2015. Commitment is contingent upon achieving certain operational thresholds.
(14) Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product. SWK HP Holdings GP LLC, our direct wholly-owned subsidiary, acquired a direct general partnership interest in HP Holdings LP ("SWK LP"). SWK LP acquired a direct limited partnership interest in Holmdel.
(15) Rule 144A Lock-Up expires in April 2016.
(16) $375 warrant value; number of DxTerity preferred shares to be determined upon certain future events.
(17) Warrant value subject to value caps under certain circumstances.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Other than $0.8 million potentially payable to the seller of the Cambia® royalty noted above, there are no other earn-out payments contracted to be paid by us to any of our partner companies. As of March 21, 2016, we have $5.3 million of unfunded commitments on loan transactions. For additional information regarding these transactions, see Notes 1 and 2 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, useful lives of property and equipment, income taxes and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties.  For a discussion of our significant accounting policies, refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.

Allowance for Loan Losses

The allowance for loan losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including non-performing assets, evaluation of portfolio diversification and concentration as well as economic conditions to determine the need for a qualitative adjustment. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees.

The process of determining the level of the allowance for loan losses requires a high degree of judgment. Others given the same information could reach different reasonable conclusions.

Finance Receivables

Finance receivables are measured based upon the difference between the recorded investment in each receivable and either the present value of the expected future cash flows discounted at each receivable’s effective interest rate (the receivable’s contractual interest rate adjusted for any deferred fees / costs or discount / premium at the date of origination/acquisition) or if a receivable is collateral dependent, the collateral’s fair value. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral. The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values. Valuations of impaired receivables and corresponding impairment affect the level of the reserve for credit losses.

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

Fair Value of Financial Instruments

The fair value of our financial instruments reflects the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Our financial instruments not required to be adjusted to fair value on a recurring basis consist principally of cash and restricted cash, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturities.

Income Taxes

The recognition of certain net deferred tax assets of our reporting entities are dependent upon, but not limited to, the future profitability of the reporting entity, when the underlying temporary differences will reverse, and tax planning strategies. Further, management’s judgment regarding the use of estimates and projections is required in assessing our ability to realize the deferred tax assets relating to NOL carry forwards as most of these assets are subject to limited carry-forward periods.

In addition, NOLs are subject to annual use limitations under the Internal Revenue Code and certain state laws. Management utilizes historical and projected data in evaluating positive and negative evidence regarding recognition of deferred tax assets.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.

Outlook

We believe the income generated by our current portfolio will be more than our operational expenses, and we expect to begin to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. We expect that the income generated by such future investments would be earned with minimal additional operational expenses.

Comparison of the Years Ended December 31, 2015 and 2014

Revenues

We generated revenues of $23.5 million for the year ended December 31, 2015, driven primarily by $17.6 million in interest and fees earned on our finance receivables and marketable securities, and $5.9 million in income related to our investment in an unconsolidated partnership. We generated revenues of $17.4 million for the year ended December 31, 2014, driven primarily by $11.9 million in interest and fees earned on finance receivables and marketable securities, and $5.3 million in income related to our investment in unconsolidated partnership. Our portfolio consisted of 14 investments in 2014 compared to 18 investments in 2015, which is the primary reason for the significant increase in our revenues.

Provision for Credit Losses and Security Impairment Expense

We recognized loan credit loss provision expense of $10.8 million during the year ended December 31, 2015 on three term loans based on the Company’s impairment analysis performed as of December 31, 2015. The secured loans’ carrying values have been reduced to their respective collateral’s fair market value, less costs to sell. The Company also recognized impairment expense on two equity securities of $6.6 million, to reflect the security at its fair market value as of December 31, 2015. Refer to Notes 2 and 3 of the Notes to the Consolidated Financial Statements for further information on impairment. There were no securities considered impaired as of December 31, 2014.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses remained relatively flat at $3.4 million for the year ended December 31, 2015 compared to $3.3 million for the year ended December 31, 2014.

Interest Expense

Interest expense was $0.4 million for the year ended December 31, 2015, reflecting the write-off of the remaining unamortized deferred issuance costs upon the expiration of the draw period under our credit agreement. During the year ended December 31, 2014, interest expense was $0.6 million which included interest expense of $0.5 million due under our loan agreement, and $0.1 million of deferred issuance costs amortization. For more information regarding our loan agreement, refer to Note 6 of the Notes to the Consolidated Financial Statements.

Other Expense

Other expense for the year ended December 31, 2015, reflected a net fair market value loss of $3.3 million on our warrant derivatives compared to a $0.2 million loss for the year ended December 31, 2014.

Income Tax Benefit

We have incurred NOLs on a consolidated basis for all years from inception through 2012. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not”. As of December 31, 2014, we concluded that it is more likely than not that the Company will be able to realize a portion of the benefit of the U.S. federal and state deferred tax assets in the future. As a result, we released $10.0 million of the valuation allowance against our net deferred tax assets during the year ended December 31, 2014. During the year ended December 31, 2015, we recorded provisions for loan credit losses and incurred net operating losses. As a result, our forecast of future taxable income, upon which the estimated realization of our deferred tax assets are based, has declined, which resulted in an increase to our valuation allowance of $3.9 million.

As of December 31, 2015, we had NOLs for federal income tax purposes of $405.0 million. The federal net operating loss carryforwards if not offset against future income, will expire by 2032, with the majority expiring by 2021.

We also had federal research carryforwards of $2.7 million. The federal credits will expire by 2029.

Liquidity and Capital Resources

As of December 31, 2015, we had $47.3 million in cash and cash equivalents, compared to $58.7 million in cash and cash equivalents as of December 31, 2014. The decrease in our cash is primarily attributable to investments in new transactions.

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

As of December 31, 2015, our portfolio contains $99.3 million of finance receivables, $5.3 million of marketable investments and a net $3.7 million of investment in unconsolidated subsidiaries, net of non-controlling interests. We expect these assets to generate income greater than our expenses in 2016. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2016.

Operating Cash Flow

Net cash provided by operating activities was $11.2 million for the year ended December 31, 2015 because negative noncash adjustments of $16.4 million more than offset a net loss of $4.4 million. The noncash adjustments were primarily attributable to a $10.8 million provision for loan credit losses, $3.3 million net fair value market losses on warrants, $0.6 million stock compensation expense, debt issuance cost amortization of $0.4 million, $6.6 million of security impairment expense, and $3.3 million deferred tax expense, offset partially by $5.9 million from equity income on an investment in an unconsolidated entity, $1.8 million in loan discount amortization and fee accretion and $1.1 million of interest income in excess of cash collected. Net cash provided by operating activities was $5.1 million for year ended December 31, 2014 and consisted primarily of net income of $23.6 million partially offset by noncash adjustments of $18.4 million. The noncash adjustments were primarily attributable to a $10.3 million deferred tax benefit, $5.3 million from equity income on an investment in an unconsolidated entity and $4.0 million in loan discount amortization and fee accretion and interest income in excess of cash collected, offset partially by $0.8 million stock compensation expense and $0.2 million net fair value market losses on warrants.

Investing Cash Flow

The Company’s investing activities had negative cash flow of $18.9 million during the year ended December 31, 2015, driven by net issuances of $25.8 million in finance receivables. This was partially offset by $6.9 million in cash distributions received from an investment in an unconsolidated entity. During the year ended December 31, 2014, the Company’s investing activities provided negative cash flow of $55.6 million, which primarily related to $60.6 million in net issuances of finance receivables and a $1.7 million purchase of marketable securities, partially offset by $6.7 million in cash distributions received from an investment in an unconsolidated entity.

Financing Cash Flow

The Company’s financing activities had negative cash flow of $3.8 million for the year ended December 31, 2015, driven by the $3.6 million in cash distributions to non-controlling interests. The Company’s financing activities had positive cash flow of $101.6 million for the year ended December 31, 2014, driven by the Carlson Purchase Agreement and Rights Offering discussed previously, partially offset by a net repayment of $5.0 million on the Company’s credit facility and $3.6 million in cash distributions to non-controlling interests.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Other than $0.8 million potentially payable to the seller of the Cambria® royalty, there are no other earn-out payments contracted to be paid by us to any of our partner companies. We have $7.3 million of unfunded commitments on loan transactions as of December 31, 2015.

We believe that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the year ended December 31, 2015, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2015, approximated its carrying value.

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

SWK HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SWK Holdings Corporation

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWK Holdings Corporation and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 23, 2016

SWK HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$47,287	$58,728
Accounts receivable	1,127	1,053
Finance receivables	99,346	93,347
Marketable investments	5,286	4,849
Investment in unconsolidated entities	7,988	9,044
Deferred tax asset	16,833	20,106
Warrant assets	1,900	679
Debt issuance costs	—	381
Other assets	720	32
Total assets	$180,487	$188,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$788	$864
Warrant liability	259	421
Total liabilities	1,047	1,285

Commitments and contingencies (Note 7)

Stockholders’ equity(1):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,115,909, and 13,090,932 shares issued and outstanding at December 31, 2015 and 2014, respectively	13	13
Additional paid-in capital	4,432,926	4,432,482
Accumulated deficit	(4,257,798)	(4,250,428)
Accumulated other comprehensive income	—	—
Total SWK Holdings Corporation stockholders’ equity	175,141	182,067
Non-controlling interests in consolidated entities	4,299	4,867
Total stockholders’ equity	179,440	186,934
Total liabilities and stockholders’ equity	$180,487	$188,219

(1) Common Stock, Additional Paid-In Capital and share data at December 31, 2014, has been adjusted retroactively to reflect a net 1-for-10 reverse stock split effective October 7, 2015.

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, per share data)

	Year Ended December 31,
	2015	2014
Revenues
Finance receivable interest income, including fees	$17,265	$11,542
Marketable investments interest income	266	360
Income related to investments in unconsolidated entities	5,884	5,341
Other	45	157
Total Revenues	23,460	17,400
Costs and expenses:
Provision for loan credit losses	10,848	—
Security impairment expense	6,638	—
Interest expense	381	579
General and administrative	3,378	3,275
Total costs and expenses	21,245	3,854
Other expense:
Change in fair value of warrants	(3,305)	(245)
(Loss) income before provision for (benefit from) income tax	(1,090)	13,301
Provision for (benefit from) income taxes	3,273	(10,303)
Consolidated net (loss) income	(4,363)	23,604
Net income attributable to non-controlling interests	3,007	2,839
Net (loss) income attributable to SWK Holdings Corporation Stockholders	$(7,370)	$20,765
Net (loss) income per share attributable to SWK Holdings Corporation Stockholders (1):
Basic	$(0.57)	$3.20
Diluted	$(0.57)	$3.20
Weighted Average Shares (1):
Basic	12,986	6,486
Diluted	12,986	6,492

(1) Common Stock and share data at December 31, 2014, has been adjusted retroactively to reflect a net 1-for-10 reverse stock split effective October 7, 2015.

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2015	2014
Consolidated net (loss) income	$(4,363)	$23,604
Other comprehensive income, net of tax:
Unrealized gains on investment in securities
Unrealized holding gains arising during period	—	—
Less: reclassification adjustment for gains included in net (loss) income	—	—
Total other comprehensive income	—	—
Comprehensive (loss) income	(4,363)	23,604
Comprehensive income attributable to non-controlling interests	3,007	2,839
Comprehensive (loss) income attributable to SWK Holdings Corporation Stockholders	$(7,370)	$20,765

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock (1)		Additional Paid-In	Accumulated	Non-controlling Interests in Consolidated	Total Stockholders’
	Shares	Amount	Capital (1)	Deficit	Entities	Equity
Balances at December 31, 2013	4,288,591	$4	$4,321,492	$(4,271,193)	$5,613	$55,916
Issuance of restricted stock	14,000	—	—	—	—	—
Issuance of common stock, net of issuance costs	8,788,341	9	110,146	—	—	110,155
Stock-based compensation	—	—	844	—	—	844
Distribution to non-controlling interests					(3,585)	(3,585)
Net income	—	—	—	20,765	2,839	23,604
Balances at December 31, 2014	13,090,932	13	4,432,482	(4,250,428)	4,867	186,934
Stock-based compensation	—	—	640	—	—	640
Issuance of common stock	24,977	—	17	—	—	17
Cash paid for fractional shares due to reverse split	—	—	(213)	—	—	(213)
Distribution to non-controlling interests	—	—	—	—	(3,575)	(3,575)
Net (loss) income	—	—	—	(7,370)	3,007	(4,363)
Balances at December 31, 2015	13,115,909	$13	$4,432,926	$(4,257,798)	$4,299	$179,440

(1) Common Stock, Additional Paid-In Capital and share data at December 31, 2014 and 2013, has been adjusted retroactively to reflect a net 1-for-10 reverse stock split effective October 7, 2015.

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Consolidated net (loss) income	$(4,363)	$23,604
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from investments in unconsolidated entities	(5,884)	(5,341)
Provision for loan credit losses	10,848	—
Security impairment expense	6,638	—
Change in fair value of warrants	3,305	245
Deferred income taxes	3,273	(10,303)
Loan discount amortization and fee accretion	(1,778)	(448)
Interest income in excess of cash collected	(1,063)	(3,583)
Stock-based compensation	640	844
Debt issuance cost amortization	381	143
Property and equipment depreciation	10	3
Changes in operating assets and liabilities:
Accounts receivable	(74)	(525)
Other Assets	(648)	(12)
Accounts payable and other liabilities	(76)	498
Net cash provided by operating activities	11,209	5,125

Cash flows from investing activities:
Cash distributions from investments in unconsolidated entities	6,940	6,722
Net increase in finance receivables	(25,849)	(60,621)
Investment in marketable investments	—	(1,730)
Marketable investment principal payment	80	—
Purchases of property and equipment	(50)	(1)
Net cash used in investing activities	(18,879)	(55,630)

Cash flows from financing activities:
Net proceeds from issuance of common stock	17	110,154
Cash paid for fractional shares due to reverse split	(213)	—
Net proceeds from (repayment of) loan credit agreement	—	(5,000)
Distribution to non-controlling interests	(3,575)	(3,585)
Net cash (used in) provided by financing activities	(3,771)	101,569

Net (decrease) increase in cash and cash equivalents	(11,441)	51,064
Cash and cash equivalents at beginning of period	58,728	7,664
Cash and cash equivalents at end of period	$47,287	$58,728

Supplemental noncash flow activity:
Consideration (notes and preferred stock) received in connection with loan repayment	$8,400	$230
Warrants received in conjunction with the origination of financial receivables	$4,688	$478
Common stock received in connection with loan repayment	$5,837	$—

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. The Company’s strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. The Company is primarily focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. The Company has been deploying its assets to earn interest, fees, and other income pursuant to this strategy, and the Company continues to identify and review financing and similar opportunities on an ongoing basis. In addition, through the Company’s wholly-owned subsidiary, SWK Advisors LLC, the Company provides non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. The Company intends to fund transactions through its own working capital, as well as by building its asset management business by raising additional third party capital to be invested alongside the Company’s capital.

The Company fills a niche that it believes is underserved in the sub-$50 million transaction size. Since many of its competitors that provide longer term, royalty-related financing options have much greater financial resources than the Company, they tend to not focus on transaction sizes below $50 million as it is generally inefficient for them to do so. In addition, the Company does not believe that a sufficient number of other companies offer similar types of long-term financing options to fill the demand of the sub-$50 million market. As such, the Company believes it faces less competition from such longer term, royalty investors in transactions that are less than $50 million.

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

As of December 31, 2015, the Company and its partners has executed transactions with 18 different parties under its new specialty finance strategy, funding $240.0 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, purchased royalties generated by sales of life science products and related intellectual property and an unconsolidated equity investment in a company which retains the marketing authorization rights to a pharmaceutical product.

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

The Company owns interests in various partnerships and limited liability companies, or LLCs. The Company consolidates its investments in these partnerships or LLCs, where the Company, as the general partner or managing member, exercises effective control, even though the Company’s ownership may be less than 50%. The related governing agreements provide the Company with broad powers, and the other parties do not participate in the management of the entities and do not have the substantial ability to remove the Company. The Company has reviewed each of the underlying agreements to determine if it has effective control. If circumstances change and it is determined this control does not exist, any such investment would be recorded using the equity method of accounting. Although this would change individual line items within the Company’s consolidated financial statements, it would have no effect on its operations and/or total stockholders’ equity attributable to the Company.

On October 7, 2015, the Company effected a 1-for-100 reverse stock split of its common stock, immediately followed by a 10-for-1 forward stock split of its common stock. For holders of greater than 100 shares prior to October 7, 2015, the net effect was a 1-for-10 reverse split. The number of shares of common stock underlying the Company’s options and warrants to acquire shares of common stock were adjusted accordingly. All applicable share data, per share amounts and related information in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the stock splits. See further discussion of stock splits in Note 8.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, useful lives of property and equipment, income taxes and contingencies and litigation, among others.  Some of these judgments can be subjective and complex, and consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

The Company regularly evaluates its estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, the Company’s estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause changes to those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, and economic downturns, can increase the uncertainty already inherent in the Company’s estimates and assumptions. The Company adjusts its estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our consolidated financial statements on a prospective basis unless they are required to be treated retrospectively under the relevant accounting standard. It is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

Reclassification

Certain amounts have been reclassified in the presentation of the consolidated financial statements as of December 31, 2014, and for the year ended December 31, 2014, to be consistent with the presentation in the consolidated financial statements as of, and for the year ended, December 31, 2015. This reclassification had no impact on previously reported net income, cash flow from operations or changes in stockholders’ equity.

Equity Method Investment

The Company accounts for portfolio companies whose results are not consolidated, but over which it exercises significant influence, under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation of the Company on the partner company’s board of directors and the Company’s ownership level. Under the equity method of accounting, the Company does not reflect a partner company’s financial statements within the Company’s consolidated financial statements; however, the Company’s share of the income or loss of such partner company is reflected in the consolidated statements of operations. The Company includes the carrying value of equity method partner companies as part of the investment in unconsolidated entities on the consolidated balance sheets.

When the Company’s carrying value in an equity method partner company is reduced to zero, the Company records no further losses in its consolidated statements of operations unless the Company has an outstanding guarantee obligation or has committed additional funding to such equity method partner company. When such equity method partner company subsequently reports income, the Company will not record its share of such income until it exceeds the amount of the Company’s share of losses not previously recognized.

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

If it is determined that a loan should be transferred from HFI to HFS, then the balance is transferred at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a write-off when the carrying amount exceeds fair value and the difference relates to credit quality. Otherwise the write-down is recorded as a reduction in interest and other income, and any loan loss reserve is reversed. Once classified as HFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance and is reflected as a reduction to interest and other income.

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

Allowance for Credit Losses on Finance Receivables

The allowance for credit losses is intended to provide for credit losses inherent in the financing receivables portfolio and is periodically reviewed for adequacy considering credit quality indicators, including expected and historical losses and levels of and trends in past due loans, non-performing assets and impaired loans, collateral values and economic conditions. The allowance for credit losses is determined based on specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows. Changes to the Allowance for Credit Losses are recorded in the Provision for Loan Credit Losses.

Marketable Investments

The Company’s marketable investment portfolio includes two equity securities and one debt security as of December 31, 2015, and one equity security and one debt security as of December 31, 2014. The debt security is classified as an available-for-sale security, which is reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income, net of applicable income taxes. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than-temporarily impaired using all available information about the collectability of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

Derivatives

All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of operations. If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the consolidated statements of operations, or recorded in other comprehensive income. The Company had no derivatives designated as hedges as of December 31, 2015 and 2014. The Company holds warrants issued to the Company in conjunction with term loan investments discussed in Note 2. These warrants meet the definition of a derivative and are included in warrant assets in the consolidated balance sheets. The Company issued a warrant on its own common stock in conjunction with its credit agreement discussed in Note 6. This warrant meets the definition of a derivative and is reflected as a warrant liability at fair value in the consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2015 or 2014, as all of our cash was held in checking or savings accounts.  As of December 31, 2015, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.  The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

Accounts Receivable

Accounts receivable for management fees are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. As of December 31, 2015 and 2014, the allowance for doubtful accounts was zero.

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

The Company performs ongoing credit evaluations of its customers and generally requires collateral.  For the year ended December 31, 2015, two partner companies accounted for 44 percent of total revenue. For the year ended December 31, 2014, two partner companies accounted for 61 percent of total revenue.

The Company does not expect its current or future credit risk exposures to have a significant impact on its operations. However, there can be no assurance that its business will not experience any adverse impact from credit risk in the future.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three years for computer equipment and software and five years for furniture and fixtures. Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in operations. Improvements that extend the life of a specific asset are capitalized, while normal maintenance and repairs are charged to operations as incurred. Property and equipment, net is included in other assets in the consolidated balance sheets.

Segment Reporting

The Company operates in one operating segment with a single management team that reports to the chief executive officer, who is its chief operating decision maker. Accordingly, the Company does not prepare discrete financial information with respect to separate product line and does not have separately reportable segments.

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

Comprehensive (Loss) Income

Comprehensive (loss) income and its components attributable to the Company and non-controlling interests have been reported, net of tax, in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive (loss) income.

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

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Year Ended
	December 31,
	2015	2014(1)
Numerator:
Net (loss) income attributable to SWK Holdings Corporation stockholders	$(7,370)	$20,765

Denominator:
Weighted-average shares outstanding	12,986	6,486
Effect of dilutive securities	—	6

Weighted-average diluted shares	12,986	6,492

Basic (loss) income per share	$(0.57)	$3.20
Diluted (loss) income per share	$(0.57)	$3.20

(1) Common Stock and share data at December 31, 2014, has been adjusted retroactively to reflect a net 1-for-10 reverse stock split effective October 7, 2015.

As of December 31, 2015, and 2014, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 577,000 and 479,000 shares, respectively, have been excluded from the calculation of diluted net (loss) income per share as these securities were anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements nor decided upon the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2014-12 will not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): “Amendments to the Consolidation Analysis”, which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. Under ASU No. 2015-02, companies will need to reevaluate whether an entity meets the criteria to be considered a VIE, whether companies still meet the definition of primary beneficiaries, and whether an entity needs to be consolidated under the voting model. ASU No. 2015-02 may be applied using a modified retrospective approach or retrospectively, and is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-02 will not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for financial statements issued for annual and interim periods beginning after December 15, 2015. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The adoption of ASU 2015-03 will not have a material impact on Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements nor decided upon the method of adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the standard will have on the financial statements.

Note 2. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables at December 31 are as follows (in thousands):

Portfolio	2015	2014
Term Loans	$89,204	$80,450
Royalty Purchases	17,224	12,897
Total before allowance for credit losses	106,428	93,347
Allowance for credit losses	7,082	—
Total carrying value	$99,346	$93,347

Credit Quality of Finance Receivables

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

The following tables present a summary of the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2015 (in thousands):

	Term Loans	Royalty Purchases
Balance, December 31, 2014	$—	$—
Provisions charged to income	10,848	—
Charge-offs	(3,766)	—
Recoveries	—	—
Balance, December 31, 2015	$7,082	$—

There was no provision for credit losses during the year ended December 31, 2014, and no allowance for credit losses outstanding as of December 31, 2014.

The following table presents nonaccrual and performing loans by portfolio segment (in thousands):

	December 31, 2015			December 31, 2014
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term Loans	$20,093	$62,029	$82,122	$5,969	$74,481	$80,450

Royalty Purchases	—	17,224	17,224	—	12,897	12,897

Total carrying value	$20,093	$79,253	$99,346	$5,969	$87,378	$93,347

As of December 31, 2015, the Company had four term loans associated with three portfolio companies in nonaccrual status with a carry value, net of credit loss allowance, of $20.1 million. As of December 31, 2014, the Company had one loan in nonaccrual status with a carry value of $6.0 million. Total cash collected on nonaccrual loans for the year ended December 31, 2015 was $1.7 million, of which $0.4 million, was credited to the respective loans’ carry value.

Of the four nonaccrual term loans at December 31, 2015, two loans, with a carrying value of $12.5 million, net of credit loss allowance, were identified as impaired by the Company, as the fair market value of the loans, less costs to sell, were lower than their respective recorded investments in the loans. During the year ended December 31, 2015, the Company recognized loan impairment expense of $10.8 million. There were no loans considered impaired as of December 31, 2014.

Response Genetics, Inc. (“Response”)

The Company had entered into a $12.0 million senior secured loan with Response on July 30, 2014, initially funding $8.5 million. During the year ended December 31, 2015, the loan was amended to allow the early draw of the remaining $3.5 million, of which $2.5 million was funded by the Company and $1.0 million was funded by an unaffiliated third party, as well as an additional draw of $1.3 million. The Company’s fundings in aggregate included warrants received by the Company to purchase 2,609,364 shares of Response’s common stock at exercise prices ranging from $0.37 to $0.39.

On August 10, 2015, Response filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, Response and Cancer Genetics, Inc. (“Cancer Genetics”) entered into an agreement pursuant to which Cancer Genetics would acquire substantially all of Response’s assets excluding certain accounts receivable. The sale agreement dated August 14, 2015, which was approved by the Delaware Bankruptcy Court, consisted of a purchase price by Cancer Genetics of $7.0 million in cash and 788,584 shares of Cancer Genetics common stock valued at $7.0 million as of the sale agreement date. During the bankruptcy process through the sale date, October 9, 2015, the Company provided $2.5 million of debtor-in-possession (“DIP”) financing, to fund Response’s continued daily operations. After funding the remaining post-petition operations and payments of other secured creditors’ claims, the Company ultimately collected (i) 736,076 shares of Cancer Genetics common stock (NASDAQ: CGIX) valued at $5.8 million as of September 30, 2015, (ii) cash of $3.1 million, and (iii) accounts receivable with an expected ultimate recovery valued at $0.9 million.

Based on the sale terms and the resulting evidence of Response’s deteriorating credit conditions along with the decrease in fair value of Cancer Genetics common stock, the Company determined that the loan outstanding was impaired and recognized loan impairment expense of $3.8 million, as well as a market valuation loss of $0.8 million on outstanding warrants previously issued by Response to the Company.

As of December 31, 2015, the 736,076 shares of Cancer Genetics common stock were valued at $2.4 million and the remaining amount of the Response accounts receivable to be collected was $0.6 million. For the year ended December 31, 2015, the Company recognized an other-than-temporary impairment loss of $3.4 million related to Cancer Genetics common stock.

SynCardia Systems, Inc. (“SynCardia”)

During the year ended December 31, 2015, the Company purchased from an unrelated party a first lien term loan and a second lien convertible note, with an aggregate $20.1 million par value for a discounted purchase price of $6.6 million. The purchased loans represent an additional investment in two existing loans the Company has outstanding with SynCardia. The purchased loans have been placed on nonaccrual status, therefore no accretable yield has been recognized during the year ended December 31, 2015. In addition to the newly purchased loans, the Company placed its existing two loans with a carrying value before credit loss allowance of $6.9 million, as of December 31, 2015 on nonaccrual status. Cash collected on the loans totaled $1.0 million, during the year ended December 31, 2015, and $0.8 million was applied to the carrying value of the loans.

SynCardia filed for an initial public offering in September 2015, to raise capital to meet its operating needs and fund research and development, however withdrew its plans for the initial public offering on October 13, 2015. SynCardia defaulted under its loans in December 2015 by violating certain financial covenants and not paying interest due to the Company. The Company and SynCardia entered into a forbearance agreement in December 2015 whereby the Company agreed to forbear on exercising its rights and remedies available to it under the loan agreements subject to SynCardia retaining certain financial advisory professionals and pursuing a sale and/or recapitalization process. The collateral for the loans has been individually reviewed, noting that the fair market value of the loan, less costs to sell, was lower than the recorded investments in the loans as of December 31, 2015. Based on the impairment analysis, the Company has recorded a provision for credit loss of $6.9 million, as of December 31, 2015. The Company has also recognized an impairment charge of $3.2 million on its investment in Series F Preferred Stock of SynCardia discussed in Note 3.

ABT Molecular Imaging, Inc. (“ABT”)

On October 10, 2014, the Company entered into a a credit agreement pursuant to which the Company provided ABT a second lien term loan in the principal amount of $10.0 million. The loan matures on October 8, 2021. The synthetic royalty payment due to the Company on December 15, 2015 was blocked by ABT’s first lien lender pursuant to the terms of the intecreditor agreement by and between the Company and the first lien lender as a result of a forbearance agreement entered into between ABT and the first lien lender. Per the terms of the forbearance agreement, the first lien lender deferred principal payments until maturity of the first lien in March 2016 and ABT raised additional equity capital. The collateral for the loan has been individually reviewed, noting that the fair market value of the loan, less costs to sell, was greater than the recorded investments in the loans as of December 31, 2015. Based on the impairment analysis, the Company has not recorded a provision for credit loss, as of December 31, 2015.

B&D Dental (“B&D”)

On December 10, 2013, the Company entered into a 5 year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close net of an arrangement fee of $60,000. As of December 31, 2015, the total amount funded was $7.7 million.

B&D is currently in default under the terms of the credit agreement and as a result the Company classified the loan to non-accrual as of September 30, 2015. The accrued and unearned interest have not been reversed nor has an allowance been recorded for this loan because the Company believes its collateral position is greater than the unpaid balance. The Company obtained a third party valuation to support such assertion.

During the fourth quarter of 2015, the Company executed additional amendments to the loan to advance an additional $0.6 million in order to directly pay critical vendors and protect the value of the collateral. The Company believes its collateral position is greater than the unpaid balance; thus, accrued and unearned interest have not been reversed nor has an allowance been recorded as of December 31, 2015.

Unfunded Loan Commitments

As of December 31, 2015, the Company had total unfunded loan commitments of $7.3 million. Of the total $7.3 million, $2.5 million is committed to DxTerity Diagnostics should it exceed an established revenue threshold at any time on or before the quarter ended December 31, 2016; $4.0 million is committed to Nanosphere, Inc., $2.0 million upon meeting certain performance milestones and $2.0 million upon meeting certain operational milestones by September 20, 2016; and $0.8 million is committed to Cambia® for earn out payments if cumulative net sales reach a certain threshold within a specified period of time.

Note 3. Marketable Investments

Investment in securities at December 31, 2015 and 2014 consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Corporate debt securities	$2,857	$3,119
Equity securities	2,429	1,730
Total	$5,286	$4,849

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities as of December 31, 2015 and 2014, are as follows (in thousands):

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$2,857	$—	$—	$2,857
Equity securities	2,429	—	—	2,429
	$5,286	$—	$—	$5,286

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$3,119	$—	$—	$3,119
Equity securities	1,730	—	—	1,730
	$4,849	$—	$—	$4,849

During the year ended December 31, 2015, and 2014, the Company had no sales of available-for-sale securities.

Equity Securities

During the year ended December 31, 2015, the Company identified one equity security, its investment in Series F Preferred Stock of SynCardia, with an other than temporary impairment. On September 15, 2014, the Company purchased a total of 1,244,511 shares of Series F Preferred Stock of SynCardia at a price of $1.39 per share, including 165,374 shares, which were received in lieu of cash payment of $0.2 million of interest due on the second lien loan. The Company’s total investment in SynCardia at December 31, 2014 was $1.7 million. On February 13, 2015, the Company received 1,079,138 shares of Series F Preferred Stock of SynCardia at a price of $1.39 per share. An impairment loss of $3.2 million was recognized to reflect this security at its estimated fair market value of $0. Additionally, the Company has also recognized an impairment charge of $3.4 million on its investment in Cancer Genetics common stock discussed in Note 2. As of December 31, 2015 Cancer Genetics shares are valued at $3.30 per share.

Debt Securities

Additionally, on July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3.0 million of a total of $100.0 million aggregate principal amount of senior secured notes due in November 2026.  The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $0.1 million on November 15, 2013.  The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The notes are reflected at fair value as available-for-sale securities. The Company recognized a permanent credit loss on these notes of $0.2 million for the year ended December 31, 2015.

There were no securities considered impaired as of December 31, 2014.

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

Consolidated VIE

SWK HP Holdings LP (“SWK HP”)

SWK HP was formed in December 2012 to acquire a limited partnership interest in Holmdel Pharmaceuticals LP (“Holmdel”).   Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product indicated for the treatment of hypertension for a total purchase price of $13.0 million. The Company, through its wholly owned subsidiary SWK Holdings GP LLC (“SWK Holdings GP”) acquired a direct general partnership interest in SWK HP, which in turn acquired a limited partnership interest in Holmdel. The total investment in SWK HP of $13.0 million included $6.0 million provided by SWK Holdings GP and $7.0 million provided by non-controlling interests.   Subject to customary limited partner protections afforded the investors by the terms of the limited partnership agreement, the Company maintains voting and managerial control of SWK HP and therefore includes it in its consolidated financial statements.

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

Unconsolidated VIEs

Holmdel

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP receives a 1x cash on cash return on its interest in Holmdel, SWK HP will receive approximately 84% of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 39%. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.  SWK HP’s current ownership in Holmdel approximates 46%.  The Company accounts for its interest in the entity based on the timing of quarterly distributions, which are paid on a quarter lag basis.

For the year ended December 31, 2015, the Company recognized $5.9 million of equity method gains, of which $3.0 million was attributable to the non-controlling interest in SWK HP. In addition, SWK HP received cash distributions totaling $6.9 million during the year ended December 31, 2015, of which $3.6 million was subsequently paid to holders of the non-controlling interests in SWK HP. For the year ended December 31, 2014, the Company recognized $5.3 million of equity method gains, of which $2.8 million was attributable to the non-controlling interest in SWK HP. In addition, SWK HP received cash distributions totaling $6.7 million during the year ended December 31, 2014, of which $3.6 million was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the years ended December 31, 2015 and 2014, are as follows (in thousands):

Balance at December 31, 2013	$10,425

Add: Income from investments in unconsolidated entities	5,341

Less: Cash distribution on investments in unconsolidated entities	(6,722)

Balance at December 31, 2014	$9,044

Add: Income from investments in unconsolidated entities	5,884

Less: Cash distribution on investments in unconsolidated entities	(6,940)

Balance at December 31, 2015	$7,988

The following table provides the financial statement information related to Holmdel for the comparative periods which SWK HP has reflected its share of Holmdel income in the Company’s consolidated statements of operations:

in millions	As of December 31, 2015		Year Ended December 31, 2015
Assets	$11.7	Revenue	$10.9
Liabilities	$3.3	Expenses	$1.4
Equity	$8.4	Net income	$9.5

in millions	As of December 31, 2014		Year Ended December 31, 2014
Assets	$12.0	Revenue	$7.7
Liabilities	$2.4	Expenses	$1.5
Equity	$9.6	Net income	$6.2

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following as of December 31 (in thousands):

	As of December 31,
	2015	2014
Accrued payroll and bonuses	$547	$784
Accounts payable and related expenses	241	48
Other accrued liabilities	—	32
	$788	$864

Note 6. Loan Credit Agreement with Related Party

The Company entered into a credit facility with an affiliate of a stockholder, Carlson Capital, L.P. (“Carlson”), (collectively, the “Stockholder”) on September 6, 2013. The credit facility provided financing for the Company, primarily for the purchase of eligible investments. The facility matures on September 6, 2017, and provides that the loan shall accrue interest at the LIBOR rate plus a 6.50% margin. The average interest rate for the period the facility was outstanding during the year ended December 31, 2014 was 6.73%. The Company did not execute any draws during the year ended December 31, 2015. During the year ended December 31, 2014, the Company executed draws totaling $6.0 million. There was no outstanding balance under the loan credit agreement as of December 31, 2015 and 2014, respectively. The draw period expired on March 6, 2015 and, as a result, as of December 31, 2015, the Company has no availability remaining on the facility. In conjunction with the credit facility, the Company issued warrants to the Stockholder for 100,000 shares of the Company’s common stock at a strike price of $13.875. The warrants have a price dilution mechanism that was triggered by the price that shares were sold in the Rights Offering, and as a result, the strike price of the warrants was reduced to $13.48. In connection with the credit agreement, the Company and the Stockholder and certain of the Stockholder’s affiliates, including the lender entered into a Voting Rights Agreement restricting the Stockholder’s and such affiliates’ voting rights under certain circumstances and providing the Stockholder and such affiliates a right of first offer on certain future share issuances.

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception as it is not considered indexed in the Company’s stock. As such, the warrants with a value of $0.3 million and $0.4 million at December 31, 2015 and 2014, respectively, are reflected as a warrant liability in the consolidated balance sheets. Unrealized losses of $0.2 million and $0.1 million were included in interest and other expense in the consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2015	December 31, 2014
Dividend rate	0%	0%
Risk-free rate	1.8%	1.7%
Expected life (years)	4.7	5.7
Expected volatility	33.3%	32.7%

During the years ended December 31, 2015 and 2014, the Company recognized interest expense totaling $0.4 million and $0.6 million, respectively. Interest expense included $0.4 million and $0.1 million of debt issuance cost amortization for the years ended December 31, 2015 and 2014, respectively.

Note 7. Commitments and Contingencies

(a) Lease Obligations

In 2012, the Company relocated its corporate headquarters to Dallas, Texas, where it leases approximately 2,400 square feet.  Total rent expense recognized under this lease was $52,000 and $21,000 for the years ended December 31, 2015 and 2014, respectively. The office lease expired January 31, 2015. On November 21, 2014, the Company entered into a lease for approximately 2,400 square feet at another location in Dallas, Texas, beginning in 2015 with a lease term ending May 2020. Future minimum rent is as follows:

2016	$57,000
2017	58,000
2018	59,000
2019	60,000
2020	26,000
Thereafter	—
Total future minimum rent with non-cancellable terms of one year or more	$260,000

(b) Other Contractual Obligations

As of December 31, 2015, the Company had unfunded commitments of $7.3 million on the loans discussed in Note 2.  As of March 2016, the unfunded loan commitments totaled $5.3 million. In addition, as of December 31, 2015, the Company had unfunded contingent consideration payable to the seller of the Cambia® royalty, discussed in Note 2, of $0.8 million contingent upon aggregate net sales levels achieving certain thresholds.

(c) Litigation

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources.  The Company cannot predict the timing or outcome of these claims and other proceedings. Currently, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

(d) Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2015 and 2014.

Note 8. Stockholders’ Equity

(a) Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 250,000,000.

The Company entered into a Securities Purchase Agreement with the Stockholder on August 18, 2014 (the “Initial Closing Date”). Pursuant to the terms of the Securities Purchase Agreement, the Stockholder acquired, through a series of transactions, 7,334,853 newly issued shares of the Company’s common stock, for a purchase price of $13.70 per share or an aggregate purchase price of $100.5 million. The Company incurred issuance costs of $2.2 million in relation to this transaction.

The Securities Purchase Agreement provides that the Company would conduct a rights offering as promptly as reasonably practical after the closing of the Securities Purchase Agreement. The rights offering was closed on November 26, 2014, with 1,453,488 newly issued common shares for a purchase price of $8.60 per share or an aggregate purchase price of $12.5 million. The Company incurred issuance costs of $0.7 million in conjunction with the rights offering.

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

(b) Preferred Stock

The Board of Directors may, without further action by the stockholders, issue a series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2015, no shares of preferred stock have been issued.

(c) Stock Splits

On October 7, 2015, the Company executed a 1-for-100 reverse stock split of its common stock, followed by a 10-for-1 forward stock split of its common stock. The stock split was approved at the Company’s 2015 Annual Meeting of Stockholders held on May 20, 2015.

At the effective time of the reverse stock split, every 100 shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, with no change in par value per share. Holders with less than 100 shares of common stock had their shares repurchased and retired by the Company in the reverse stock split and received cash in lieu of such shares. After the reverse stock split, the Company effected a forward stock split pursuant to which shareholders received 10 shares of common stock for each share of common stock held. No fractional shares were issued in connection with the forward stock split. Stockholders who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof at a rate of $1.425 per fractional pre-split share. The Company paid $0.2 million for fractional shares from holders with less than 100 shares upon the initial 1-for-100 reverse stock split. For stockholders owning greater than 100 shares prior to the reverse stock split, the net effective ratio was a 1-for-10 reverse split. The number of shares of common stock underlying the Company’s options, warrants, or other rights to acquire shares of common stock were adjusted accordingly. As a result, each stockholder’s percentage ownership interest and proportional voting power remains substantially unchanged and the rights and privileges of the holders of the Company’s common stock are substantially unaffected.

(d) Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. As a result of the termination of all employees on December 31, 2009, the stock options held by employees were cancelled on March 31, 2010.  The only remaining options outstanding as of December 31, 2015 under the 1999 Stock Incentive Plan are those held by some of the Company’s current directors.

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

On August 18, 2014, the Company entered into new employment agreements with J. Brett Pope and Winston L. Black. In conjunction with the new employment agreements, each received an option grant for 100,000 shares with an exercise price of $13.70 per share. Fifty percent of the options vest annually over 4 years beginning December 31, 2015 and fifty percent vest if the 30-day average closing stock price exceeds $20.60 prior to December 31, 2018. In addition, the options granted to Messrs. Pope and Black on May 14, 2012 were modified to extend the termination date of the options from May 14, 2017 to December 31, 2018. As a result, the Company remeasured these grants as of August 18, 2014. The modification resulted in incremental value of $0.2 million, with $50,000 being expensed during the year ended December 31, 2014. There were no stock options granted in 2015 or 2014.  There were no options exercised in 2015 or 2014.

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2013	168,000	$10.10	7.8	458.0
Options cancelled and retired	(1,000)	26.50
Options exercised	—	—
Options granted	200,000	13.70
Balances, December 31, 2014	367,000	12.00	8.3	1,109.0
Options cancelled and retired	—	—
Options exercised	(3,000)	8.86
Options granted	—	—
Balances, December 31, 2015	365,000	$12.05	7.4	420.0

Options vested and exercisable and expected to be vested and exercisable at December 31, 2015	364,000	$12.05	7.4	420.0
Options vested and exercisable at December 31, 2015	89,000	$11.49	5.5	$218.0

At December 31, 2015, there were no options available for grant under the 1999 Stock Incentive Plan, and the Company had no unrecognized stock-based compensation expense under this Plan.  At December 31, 2015, there were 2.7 million shares reserved for equity awards under the 2010 Stock Incentive Plan and the Company had $0.3 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 2 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2015:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
8.30	150,000	6.4	8.30	75,000	8.30
12.40	1,000	2.6	12.40	1,000	12.40
13.70	200,000	8.6	13.70	—	—
26.70	2,000	1.6	26.70	2,000	26.70
29.50	9,000	0.7	29.50	9,000	29.50
35.00	2,000	1.2	35.00	2,000	35.00
Total	364,000	7.4	12.05	89,000	$11.49

Employee stock-based compensation expense recognized for time-vesting options for the year ended December 31, 2015, and 2014, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plans.

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

The following table summarizes restricted stock activities under the equity incentive plans for the indicated periods:

	Number of Shares	Weighted Average Grant Date Fair Value
Balances, December 31, 2013	168,250	$3.90
Shares cancelled and forfeited	—	—
Shares vested	(69,750)	5.20
Shares granted	14,000	11.30
Balances, December 31, 2014	112,500	$3.10
Shares cancelled and forfeited	—	—
Shares vested	—	—
Shares granted	—	—
Balances, December 31, 2015	112,500	$3.10

For restricted stock granted in 2015 and 2014 under the 2010 Stock Incentive Plan, the Company recognizes compensation expense in accordance with the fair value of such stock as determined on the grant date, amortized over the applicable derived service period using the graded amortization method. The fair value and derived service period of awards with market performance vesting was calculated using a lattice model and included adjustments to the fair value of the Company’s common stock resulting from the vesting conditions being based on the underlying stock price. As a result of the Initial Closing, 54,000 shares of restricted stock vested pursuant to the terms of the Company’s 2010 Stock Incentive Plan. As a result, the Company recognized $0 and $0.5 million of expense during the year ended December 31, 2015 and 2014, respectively. The remaining 112,500 restricted shares are included in the Company’s shares outstanding as of December 31, 2015 and 2014, respectively, but are not included in the computation of basic income per share as the shares are not yet earned by the recipients. The Company had no unrecognized stock based compensation expense, net of estimated forfeitures, related to restricted shares as of December 31, 2015.

In October 2015, the Board approved a change in the compensation plan for non-employee directors such that each non-employee director shall receive an annual cash retainer of $45,000 and an annual grant of 1,000 shares of the Company’s common stock, both payable quarterly in arrears. In addition, each member of (i) the Audit Committee shall receive an additional fee of $10,000 payable quarterly in arrears; (ii) the Compensation Committee shall receive an additional fee of $1,000 payable quarterly in arrears and (iii) the Governance Committee shall receive an additional fee of $2,000 payable quarterly in arrears. Each non-employee director has the option to elect to receive up to 100% of the annual cash retainer in shares of the Company’s common stock.

During the year ended December 31, 2015, the Board approved the following grants as compensation for Board services: (i) a grant of 3,366 shares of common stock as the pro-rated director compensation for the non-employee director appointed on September 6, 2014; (ii) a grant of 3,000 shares to each non-employee director for services as a director for the period January 1, 2015 to December 31, 2015; and (iii) a grant of 15,611 shares of common stock in lieu of cash payments to the non-employee directors upon the voluntary election of such directors.

The stock-based compensation expense recognized by the Company for the years ended December 31, 2015, and 2014 was $0.6 million and $0.8 million, respectively.

(e) Non-controlling Interests

As discussed in Note 4, SWK HP has a limited partnership interest in Holmdel. The total investment by SWK HP was $13.0 million, of which SWK Holdings GP provided $6.0 million.  The remaining $7.0 million is reflected as non-controlling interest in the consolidated balance sheets and the consolidated statements of stockholders’ equity. Changes in the carrying amount of the non-controlling interest in the consolidated balance sheet for the year ended December 31, 2015, is as follows (in thousands):

Balance at December 31, 2014	$4,867
Add: Income attributable to non-controlling interests	3,007
Less: Cash distribution to non-controlling interests	(3,575)
Balance at December 31, 2015	$4,299

Note 9. Fair Value Measurements

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2015 and 2014.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of its equity method investments included in the consolidated balance sheets as of December 31, 2015 and 2014.

The information following is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,900	$—	$—	$1,900
Marketable investments	5,286	2,429	—	2,857

Financial Liabilities:
Warrant liability	$259	$—	$—	$259

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$679	$—	$—	$679
Marketable investments	3,119	—	—	3,119

Financial Liabilities:
Warrant liability	$421	$—	$—	$421

The changes on the value of the warrant assets during the years ended December 31, 2015 and 2014 were as follows (in thousands):

Fair value – December 31, 2013	$204
Issuance	706
Transfers	(115)
Change in fair value	(116)
Fair value – December 31, 2014	679
Issuance	4,688
Transfers	—
Change in fair value	(3,467)
Fair value – December 31, 2015	$1,900

The Company holds warrants issued to the Company in conjunction with certain term loan investments. These warrants meet the definition of a derivative and are included in the consolidated balance sheets. The fair values for warrants outstanding, that have a readily determinable value, are measured using the Black-Scholes option pricing model. The following weighted average assumptions were used in the models to determine fair value:

The changes on the value of the warrant liability during the years ended December 31, 2015 and 2014 were as follows (in thousands):

Fair value – December 31, 2013	$292
Issuances	—
Change in fair value	129
Fair value – December 31, 2014	421
Issuances	—
Changes in fair value	(162)
Fair value – December 31, 2015	$259

The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets
Impaired loans	$12,500	$—	$—	$12,500

There were no remeasured assets or liabilities at fair value on a non-recurring basis during the year ended December 31, 2014.

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis during the years ended December 31, 2015 and 2014.

Off-balance sheet financial instruments

Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

For the year ended December 31, 2015 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and restricted cash	$47,287	$47,287	$47,287	$—	$—
Finance receivables	99,346	99,346	—	—	99,346
Marketable investments	5,286	2,429	—	—	2,857
Warrant assets	1,900	1,900	—	—	1,900

Financial Liabilities
Warrant liability	$259	$259	$—	$—	$259

For the year ended December 31, 2014 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and restricted cash	$58,728	$58,728	$58,728	$—	$—
Finance receivables	93,347	93,347	—	—	93,347
Marketable investments	4,849	4,849	—	—	4,849
Warrant assets	679	679	—	—	679

Financial Liabilities
Warrant liability	$421	$421	$—	$—	$421

Note 10. Income Taxes

The components of (loss) income before income tax (benefit) provision are as follows (in thousands):

	December 31,
	2015	2014
U.S.	$(1,090)	$13,301

During the years ended December 31, 2015 and 2014, the Company’s provision (benefit) for income taxes was as follows (in thousands):

	December 31,
	2015	2014
Current benefit	$—	$—
Deferred provision (benefit)	3,273	(10,303)
	$3,273	$(10,303)

The components of the income tax expense (benefit) are as follows (in thousands):

	December 31,
	2015	2014
Federal tax (benefit) expense at statutory rate	$(382)	$4,655
Change in valuation allowance	3,858	(9,977)
Change in statutory rate	—	(4,315)
Other	849	319
Write off of expired deferred tax assets	—	9
Provision related to non-controlling interest	(1,052)	(994)
Total provision for (benefit from) income taxes	$3,273	$(10,303)

The Company records deferred tax assets if the realization of such assets is more likely than not to occur in accordance with accounting standards that address income taxes. Significant management judgment is required in determining whether a valuation allowance against the Company’s deferred tax assets is required. The Company has considered all available evidence, both positive and negative, such as historical levels of income and predictability of future forecasts of taxable income from existing investments, in determining whether a valuation allowance is required. The Company is also required to forecast future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. The Company focuses on forecasting future taxable income for the investment portfolio that exists as of the balance sheet date. Specifically, the Company evaluated the following criteria when considering a valuation allowance:

•	the history of tax net operating losses in recent years;
•	predictability of operating results;
•	profitability for a sustained period of time; and
•	level of profitability on a quarterly basis.

Based on its historical operating performance, the Company has concluded that it was more likely than not that the Company would not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. However, the Company has concluded that it is more likely than not that the Company will be able to realize $16.8 million of benefits of the U.S. federal and state deferred tax assets in the future.

As of December 31, 2015, the Company’s valuation allowance against deferred tax assets increased by $3.9 million primarily due to the forecasting of lower future taxable income as a result of the provision for loan credit losses recorded during the year. As of December 31, 2014, the Company’s valuation allowance against deferred tax assets decreased by $10.0 million, due to a partial release of the Company’s valuation allowance.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statement of operations for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $133.7 million and $129.8 million as of December 31, 2015 and 2014, respectively.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets
Credit carryforward	$2,660	$2,660
Stock based compensation	582	470
Other	254	271
Capital loss (Impairment)	4,738	—
Net operating losses	142,265	146,513

Gross deferred tax assets	150,499	149,914
Valuation allowance	(133,666)	(129,808)
Net deferred tax assets	$16,833	$20,106

The Tax Reform Act of 1986 limits the use of NOLs and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company’s net operating loss and tax credit carryforwards could be limited.

The Company is making an election to early adopt ASU 2015-17 to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet.

A portion of deferred tax assets relating to NOLs pertains to NOL carryforwards resulting from tax deductions upon the exercise of employee stock options of $1.9 million. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax expense.

As of December 31, 2015, the Company had NOL carryforwards for federal income tax purposes of $405.0 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

The Company also had federal research carryforwards of $2.7 million. The federal credits will expire by 2029.

The Company records liabilities, where appropriate, for all uncertain income tax positions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The adoption of these provisions did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows. At December 31, 2015, the Company did not have any unrecognized tax benefits.

The Company is subject to taxation in the US and various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1998 through December 31, 2015, due to carryforward of unutilized net operating losses and research and development credits.  The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2015.

Note 11. Related Party Transactions

The Company provides investment advisory services to an affiliate of a stockholder. During the years ended December 31, 2015 and 2014, the Company recognized $0 and $0.1 million, respectively in revenue. There were no accounts receivable from the affiliate as of December 31, 2015 and 2014.

Note 12. Subsequent Events

Resignation of Chief Executive Officer

Brett Pope resigned as the Company’s Chief Executive Officer and a member of the Board of Directors effective January 12, 2016. In connection with Mr. Pope’s resignation, the Company entered into a Letter Agreement pursuant to which, among other things, Mr. Pope agreed to a two-year non-solicitation covenant and a one-year non-compete covenant. Under the terms of Mr. Pope’s severance agreement, the Company approved the cashless exercise of 18,750 vested stock options and the remaining 156,250 unvested stock options were forfeited. The Board of Directors appointed Winston Black as the Chief Executive Officer effective January 12, 2016.

Tribute

On February 5, 2016, Tribute repaid all of its outstanding obligations to the Company for an aggregate amount of $13.0 million, which included facility fees of $0.5 million and accrued interest.

ABT

On February 11, 2016, the Company purchased the first lien senior secured loan under a Loan and Security Agreement from another lender for $0.7 million. The loan bears interest at the greater of 6.5% or 3.25% plus the Prime Rate. The Company is entitled to a 27% exit fee at maturity under the loan documents.

Nanosphere

On February 5, 2016, the Company funded a $2.0 million add-on to the senior secured term loan as a result of Nanosphere meeting performance targets. The total add-on was $5.0 million and the Company funded its pro-rata amount under the loan documents. The Company has another $2.0 million unfunded loan commitment remaining under the loan documents.

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

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted  in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures which (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2015, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the principal headings “ELECTION OF DIRECTORS,” “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF ETHICS AND CONDUCT”, the information regarding executive officers of the Company under the subheading “Executive Officers”, and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading “CORPORATE GOVERNANCE,” in the Company’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the principal headings “DIRECTOR COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION,” and “RELATED INFORMATION “in the Company’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings “EQUITY COMPENSATION PLAN INFORMATION” and “OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY” in the Company’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the principal heading “TRANSACTION WITH RELATED PERSONS” in the Company’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the subheadings “Audit Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” below the principal heading “AUDIT FEES” in the Company’s 2016 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Financial Statement Schedules:

The separate financial statements of Holmdel Pharmaceuticals, LP as of December 31, 2015 and for the year ended December 31, 2015 required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.01.

3. Exhibits:  See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2016.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Winston L. Black and Charles M. Jacobson and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2016	By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2016	By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 23, 2016	By:	/s/ D. Blair Baker
D. Blair Baker
Director

Date: March 23, 2016	By:	/s/ Christopher W. Haga
Christopher W. Haga
Director

Date: March 23, 2016	By:	/s/ Edward B. Stead
Edward B. Stead
Director

Date: March 23, 2016	By:	/s/ Michael Weinberg
Michael Weinberg
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	3.04	1/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.	10-K	3.05	3/31/10

3.06	Amended and Restated Bylaws, as amended on October 25, 2009.	8-K	3.01	10/27/09

3.07	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 27, 2006.	8-K	3.01	1/31/06

3.08	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of SWK Holdings Corporation	10-Q	3.01	11/16/15

3.09	Amended and Restated Bylaws as of May 20, 2015	8-K	3.02	5/21/15

4.01	Form of Specimen Common Stock Certificate.	S-1/A	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	4.01	1/31/06

4.03	Second Amended and Restated Rights Agreement, dated as of February 2, 2012 by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K	4.01	2/2/12

4.04	Common Stock Purchase Warrant to Purchase 1,000,000 shares of the Company’s common stock dated September 6, 2013 issued to Double Black Diamond, L.P.	8-K	4.1	9/19/13

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.*	10-Q	10.01	11/14/06

10.02	2010 Equity Incentive Plan.*	10-Q	10.1	11/09/10

10.03	SWK Holdings Corporation 2010 Equity Incentive Plan Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10

10.05	J. Brett Pope employment agreement dated May 14, 2012*	10-Q	10.01	5/15/12

10.06	Winston L. Black III employment agreement dated May 14, 2012*	10-Q	10.02	5/15/12

10.07	John F. Nemelka severance agreement dated May 14, 2012*	10-Q	10.03	5/15/12

10.08	Paul V. Burgon severance agreement dated May 14, 2012*	10-Q	10.04	5/15/12

10.09	Contract purchase agreement between SWK Holdings Corporation and PBS Capital Management, dated May 14, 2012	10-Q	10.05	5/15/12

10.10	Loan Agreement, dated as of September 6, 2013, among the Company, SWK Funding LLC. SWK Advisors LLC. SWK HP Holdings GP LLC. and Double Black Diamond, L.P.	8-K	10.1	9/9/13

10.11	Pledge and Security Agreement, dated as of September 6, 2013, among the Company, SWK Funding LLC. SWK Funding LLC. SWK Advisors LLC. SWK HP Holdings GP LLC. and Double Black Diamond L.P.	8-K	10.2	9/9/13

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.12	Voting Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P. Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.3	9/9/13

10.13	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.4	9/9/13

10.14	Agreement dated August 27, 2012 between SWK Holdings Corporation and Pine Hill Group, LLC	10-K	10.13	3/31/14

10.15	Agreement dated February 19, 2013 between SWK Holdings Corporation and Pine Hill Group, LLC	10-K	10.14	3/31/14

10.16	Employment Agreement, dated August 18, 2014, between the Company and J. Brett Pope.*	8-K	10.4	8/19/14

10.17	Employment Agreement, dated August 18, 2014, between the Company and Winston L. Black III.*	8-K	10.5	8/19/14

10.18	Royalty Agreement, dated April 2, 2013, among SWK Funding LLC, Bess Royalty, L.P. and InSite Vision Incorporated.**#	S-1/A	10.13	3/31/14

10.19	Amended and Restated Limited Partnership Agreement of Holmdel Pharmaceuticals, L.P., dated December 20, 2012, among HP General Partner, LLC, Brett Pope, an individual, and the limited partners named therein.**#	S-1/A	10.14	6/11/14

10.20	First Amendment to Amended and Restated Limited Partnership Agreement of Holmdel Pharmaceuticals, L.P., effective as of December 20, 2012, among HP General Partner, LLC, SWK HP Holdings, LP and Holmdel Therapeutics, LLC.**#	S-1/A	10.15	6/11/14

10.21	Credit Agreement, dated January 23, 2014, among Parnell Pharmaceuticals Holdings PTY Ltd. and Parnell, Inc., as Borrowers, the subsidiaries of the Borrowers named therein, the lenders named therein and SWK Funding LLC.**#	S-1/A	10.16	6/11/14

10.22	Letter Agreement, dated January 2, 2014, between SWK Holdings Corporation and Georgeson, Inc.	S-1/A	10.19	4/23/14

10.23	Subscription Agent Agreement, dated April 7, 2014, among SWK Holdings Corporation, Computershare Inc., and its wholly-owned subsidiary Computershare Trust Company, N.A.	S-1/A	10.20	4/23/14

10.24	Securities Purchase Agreement, dated August 18, 2014, between SWK Holdings Corporation and Carlson Capital, L.P.	8-K/A	10.1	8/21/14

10.25	Termination of Voting Agreement, dated August 18, 2014, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and SWK Holdings Corporation	8-K	10.3	8/19/14

10.26	Credit Agreement, dated July 30, 2014, between SWK Funding LLC and Response Genetics, Inc.#	8-K/A	10.1	2/2/15

10.27	Credit Agreement, dated October 31, 2014, by and among PDI, Inc., SWK Funding LLC and the financial institutions party thereto from time to time as lenders.	10-K	10.27	3/27/15

21.01	Subsidiaries				X

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

23.01	Consent of Independent Registered Public Accounting Firm - Burr Pilger Mayer, Inc.				X

23.02	Consent of Independent Registered Public Accounting Firm - EisnerAmper LLP				X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

99.01	Financial Statements of Holmdel Pharmaceuticals, LP				X

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.
**	These certifications accompany SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
#	Confidential treatment is requested for certain confidential portions of these exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission
+	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

