Form 10-Q
period 2016-03-31
SWK Holdings Corp
filed 2016-05-13
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

(Registrant’s Telephone Number, Including Area Code): (972) 687-7250

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

As of May 6, 2016, there were 13,126,058 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended March 31, 2016

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorably and unfavorably) from those expressed or forecasted in the forward-looking statements.

These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

REVERSE STOCK SPLIT

On October 7, 2015, we effected a 1-for-100 reverse stock split of our common stock, immediately followed by a 10-for-1 forward split of our common stock. For holders of greater than 100 shares prior to October 7, 2015, the net effect was a 1-for-10 reverse split. All share and per share information has been retroactively adjusted to give effect thereto.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$61,194	$47,287
Accounts receivable	1,272	1,127
Finance receivables	89,455	99,346
Marketable investments	5,111	5,286
Investment in unconsolidated entities	7,737	7,988
Deferred tax asset	16,833	16,833
Warrant assets	1,789	1,900
Other assets	394	720
Total assets	$183,785	$180,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,086	$788
Warrant liability	178	259
Total liabilities	1,264	1,047

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,126,058 and 13,115,909 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	13	13
Additional paid-in capital	4,433,032	4,432,926
Accumulated deficit	(4,254,702)	(4,257,798)
Accumulated other comprehensive income	14	—
Total SWK Holdings Corporation stockholders’ equity	178,357	175,141
Non-controlling interests in consolidated entities	4,164	4,299
Total stockholders’ equity	182,521	179,440
Total liabilities and stockholders’ equity	$183,785	$180,487

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues
Finance receivable interest income, including fees	$3,470	$4,145
Marketable investments interest income	92	90
Income related to investments in unconsolidated entities	1,659	1,551
Other	15	15
Total Revenues	5,236	5,801
Costs and expenses:
Interest expense	—	381
Security impairment expense	339	—
General and administrative	929	1,218
Total costs and expenses	1,268	1,599
Other (expense) income
Unrealized net (loss) gain on derivatives	(30)	371
Income before benefit from income tax	3,938	4,573
Provision for income taxes	—	1,506
Consolidated net income	3,938	3,067
Net income attributable to non-controlling interests	842	811
Net income attributable to SWK Holdings Corporation Stockholders	$3,096	$2,256
Net income per share attributable to SWK Holdings Corporation Stockholders (1):
Basic	$0.24	$0.17
Diluted	$0.24	$0.17
Weighted Average Shares (1):
Basic	13,117	12,996
Diluted	13,132	13,004

(1) Common stock and per share data at March 31, 2015, has been adjusted retroactively to reflect a net 1-for-10 reverse stock split effective October 7, 2015.

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2016	2015
Consolidated net income	$3,938	$3,067
Other comprehensive income, net of tax:
Unrealized gains on investment in securities
Unrealized holding gains arising during period	14	—
Total other comprehensive income	14	—
Comprehensive income	3,952	3,067
Comprehensive income attributable to non-controlling interests	842	811
Comprehensive income attributable to SWK Holdings Corporation Stockholders	$3,110	$2,256

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$3,938	$3,067
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from investments in unconsolidated entities	(1,659)	(1,551)
Change in fair value of warrants	30	(371)
Security impairment expense	339	—
Deferred income taxes	—	1,506
Loan discount amortization and fee accretion	(908)	(344)
Interest income in excess of cash collected	—	(33)
Stock-based compensation	106	197
Debt issuance cost amortization	—	381
Property and equipment depreciation	3	1
Changes in operating assets and liabilities:
Accounts receivable	(145)	(86)
Other assets	327	(87)
Accounts payable and other liabilities	298	681
Net cash provided by operating activities	2,329	3,361

Cash flows from investing activities:
Cash distributions from investments in unconsolidated entities	1,910	1,855
Net decrease (increase) in finance receivables	10,648	(3,423)
Purchases of property and equipment	(3)	(50)
Net cash provided by (used in) investing activities	12,555	(1,618)

Cash flows from financing activities:
Costs of common stock issuance	—	(10)
Distribution to non-controlling interests	(977)	(974)
Net cash used in financing activities	(977)	(984)

Net increase in cash and cash equivalents	13,907	759
Cash and cash equivalents at beginning of period	47,287	58,728
Cash and cash equivalents at end of period	$61,194	$59,487

Supplemental noncash flow activity:
Common stock received in conjunction with finance receivables	$150	$—
Warrants received in conjunction with finance receivables	$—	$191
Consideration (rates and preferred stock) received in connection with loan repayment	$—	$8,400

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

As of March 31, 2016, the Company had NOL carryforwards for federal income tax purposes of $405.0 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

The Company also had federal research credit carryforwards of $2.7 million. The federal credits will expire by 2029.

As of March 31, 2016, the Company and its partners have executed transactions with 18 different parties under its specialty finance strategy, funding $240.0 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, purchased royalties generated by sales of life science products and related intellectual property and an unconsolidated equity investment in a company which retains the marketing authorization rights to a pharmaceutical product.

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

The Company owns interests in various partnerships and limited liability companies, or LLCs. The Company consolidates its investments in these partnerships or LLCs, where the Company, as the general partner or managing member, exercises effective control, even though the Company’s ownership may be less than 50%. The related governing agreements provide the Company with broad powers, and the other parties do not participate in the management of the entities and do not have the substantial ability to remove the Company. The Company has reviewed each of the underlying agreements to determine if it has effective control. If circumstances change and it is determined this control does not exist, any such investment would be recorded using the equity method of accounting. Although this would change individual line items within the Company’s unaudited condensed consolidated financial statements, it would have no effect on its operations and/or total stockholders’ equity attributable to the Company.

Reverse Stock Split

On October 7, 2015, the Company effected a 1-for-100 reverse stock split of its common stock, immediately followed by a 10-for-1 forward stock split of its common stock. For holders of greater than 100 shares prior to October 7, 2015, the net effect was a 1-for-10 reverse split. The number of shares of common stock underlying the Company’s options and warrants to acquire shares of common stock were adjusted accordingly. All applicable share data, per share amounts and related information in the unaudited condensed consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the stock splits.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 24, 2016.

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

The Company regularly evaluates its estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, the Company’s estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause changes to those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, and economic downturns, can increase the uncertainty already inherent in the Company’s estimates and assumptions. The Company adjusts its estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our unaudited condensed consolidated financial statements on a prospective basis unless they are required to be treated retrospectively under the relevant accounting standard. It is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

 Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, ”Revenue from Contracts with Customers”. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

•	Contracts with customers—including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).

•	Significant judgments and changes in judgments—determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

•	Certain assets—assets recognized from the costs to obtain or fulfill a contract.

In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. In March and April 2016, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact that this guidance will have on its results of operations, financial position and cash flows, nor decided upon the method of adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

Note 2. Net Income per Share

Basic net income per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income attributable to SWK Holdings Corporation Stockholders	$3,096	$2,256

Denominator:
Weighted-average shares outstanding	13,117	12,996
Effect of dilutive securities	15	8

Weighted-average diluted shares	13,132	13,004

Basic income per share attributable to SWK Holdings Corporation Stockholders	$0.24	$0.17
Diluted income per share attributable to SWK Holdings Corporation Stockholders	$0.24	$0.17
7

For the three months ended March 31, 2016 and 2015, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 372,000 and 418,000, respectively, have been excluded from the calculation of diluted income per share as all such securities were anti-dilutive.

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

Portfolio	March 31, 2016	December 31, 2015
Term Loans	$79,528	$89,204
Royalty Purchases	17,009	17,224
Total before allowance for credit losses	96,537	106,428
Allowance for credit losses	7,082	7,082
Total carrying value	$89,455	$99,346

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

The Company individually develops the allowance for credit losses for any identified impaired loans. In developing the allowance for credit losses, the Company considers, among other things, the following credit quality indicators:

•	business characteristics and financial conditions of obligors;

•	current economic conditions and trends;

•	actual charge-off experience;

•	current delinquency levels;

•	value of underlying collateral and guarantees;

•	regulatory environment; and

•	any other relevant factors predicting investment recovery.

There was no provision for credit losses, charge offs or recoveries during the three months ended March 31, 2016 and 2015, respectively.

The following table presents nonaccrual and performing loans by portfolio segment (in thousands):

	March 31, 2016			December 31, 2015
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term Loans	$31,306	$41,140	$72,446	$20,093	$62,029	$82,122

Royalty Purchases	—	17,009	17,009	—	17,224	17,224

Total carrying value	$31,306	$58,149	$89,455	$20,093	$79,253	$99,346

As of March 31, 2016, the Company had four term loans associated with three portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $31.3 million. As of December 31, 2015, the Company had three term loans associated with three portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $20.1 million. No cash was collected on nonaccrual loans during the three months ended March 31, 2016.

Of the four nonaccrual term loans at March 31, 2016, two loans, with an aggregate carrying value of $12.5 million, net of credit loss allowance, were identified as impaired by the Company, as the fair market value of the loans, less costs to sell, were lower than their respective recorded investments in the loans.

SynCardia Systems, Inc. (“SynCardia”)

During the year ended December 31, 2015, the Company purchased from an unrelated party a first lien term loan and a second lien convertible note, with an aggregate $20.1 million par value for a discounted purchase price of $6.6 million. The purchased loans represent an additional investment in two existing loans the Company has outstanding with SynCardia. The purchased loans and the prior existing have both been placed on nonaccrual status, therefore no accretable yield has been recognized during three months ended March 31, 2016 or the year ended December 31, 2015. In addition to the newly purchased loans, the Company placed its two existing loans with a carrying value before credit loss allowance of $6.9 million, as of December 31, 2015, on nonaccrual status. Cash collected on the loans totaled $0 and $1.0 million, during the three months ended March 31, 2016 and the year ended December 31, 2015, and $0 and $0.8 million was applied to the carrying value of the loans, respectively.

SynCardia defaulted under its loans in December 2015 by violating certain financial covenants and not paying interest due to the Company. The Company and SynCardia entered into a forbearance agreement in December 2015 whereby the Company agreed to forbear on exercising its rights and remedies available to it under the loan agreements subject to SynCardia retaining certain financial advisory professionals and pursuing a sale and/or recapitalization process. The collateral for the loans has been individually reviewed, noting that the fair market value of the loan, less costs to sell, was lower than the recorded investments in the loans as of March 31, 2016. Based on the impairment analysis, the Company recorded a provision for credit loss of $6.9 million, as of December 31, 2015. As of March 31, 2016, there was no additional provision for credit loss recorded.

ABT Molecular Imaging, Inc. (“ABT”)

On October 10, 2014, the Company entered into a credit agreement pursuant to which the Company provided ABT a second lien term loan in the principal amount of $10.0 million. The loan matures on October 8, 2021. The synthetic royalty payment due to the Company on December 15, 2015 was blocked by ABT’s first lien lender pursuant to the terms of the intecreditor agreement by and between the Company and the first lien lender as a result of a forbearance agreement entered into between ABT and the first lien lender. Per the terms of the forbearance agreement, the first lien lender deferred principal payments until maturity of the first lien in March 2016 and ABT raised additional equity capital.

 In February 2016, the Company violated the terms of the forbearance agreement with the first lien lender. In order to control the work out of the default under the first lien loan and prevent the equity sponsors from taking control of the first lien term loan, the Company purchased from an unrelated party the first lien term loan at Par for a purchase price of $0.7 million. Since then the equity sponsors have continued to fund cash shortfalls. The Company continues to work with ABT’s equity sponsors to resolve the existing defaults.

The collateral for the loan has been individually reviewed, noting that the fair market value of the loan, less costs to sell, was greater than the recorded investments in the loans as of March 31, 2016. Based on the impairment analysis, the Company has not recorded a provision for credit loss, as of March 31, 2016.

B&D Dental (“B&D”)

On December 10, 2013, the Company entered into a 5 year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60,000. As of March 31, 2016, the total amount funded was $7.9 million.

B&D is currently in default under the terms of the credit agreement and as a result the Company classified the loan to non-accrual as of September 30, 2015. The previously accrued and unearned interest have not been reversed nor has an allowance been recorded for this loan because the Company believes its collateral position is greater than the unpaid balance. The Company obtained a third party valuation to support such assertion.

During the first quarter of 2016, the Company executed additional amendments to the loan to advance an additional $0.3 million in order to directly pay critical vendors and protect the value of the collateral. The Company believes its collateral position is greater than the unpaid balance; thus, accrued and unearned interest have not been reversed nor has an allowance been recorded as of March 31, 2016.

Unfunded Commitments

As of March 31, 2016, the Company had total unfunded commitments of $5.3 million. Of the total $5.3 million, $2.5 million is committed to DxTerity Diagnostics should it exceed an established revenue threshold at any time on or before the quarter ended December 31, 2016; $2.0 million is committed to Nanosphere, Inc. upon Nanosphere, Inc. meeting certain operational milestones by September 30, 2016; and $0.8 million is committed to Cambia® for earn out payments if cumulative net sales reach a certain threshold within a specified period of time.

Note 4. Marketable Investments

Investment in securities at March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Corporate debt securities	$2,857	$2,857
Equity securities	2,254	2,429
Total	$5,111	$5,286

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities as of March 31, 2016 and December 31, 2015, are as follows (in thousands):

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$2,857	$—	$—	$2,857
Equity securities	2,240	14	—	2,254
	$5,097	$14	$—	$5,111

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$2,857	$—	$—	$2,857
Equity securities	2,429	—	—	2,429
	$5,286	$—	$—	$5,286

During the three months ended March 31, 2016, and the year ended December 31, 2015, the Company had no sales of available-for-sale securities.

Equity Securities

The Company’s equity securities include 736,076 shares of Cancer Genetics common stock and 1,168,831 shares of Hooper Holmes common stock, which were valued at $2.1 million and $0.2 million, respectively. For the three months ended March 31, 2016, the Company recognized an other-than-temporary impairment loss of $0.3 million related to Cancer Genetics common stock.

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

For the three months ended March 31, 2016 and 2015, the Company recognized $1.7 million and $1.6, respectively, of equity method gains. The amount of equity method gains attributable to the non-controlling interests in SWK HP were $0.8 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

In addition, SWK HP received cash distributions totaling $1.9 million during the three months ended March 31, 2016, of which $1.0 million was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the three months ended March 31, 2016 are as follows (in thousands):

Balance at December 31, 2015	$7,988

Add: Income from investments in unconsolidated entities	1,659

Less: Cash distribution on investments in unconsolidated entities	(1,910)

Balance at March 31, 2016	$7,737

The following table provides the financial statement information related to Holmdel for the comparative periods which SWK HP has reflected its share of Holmdel income in the Company’s consolidated statements of operations:

in millions	As of March 31, 2016		Three Months Ended March 31, 2016
Assets	$11.5	Revenue	$3.0
Liabilities	$3.5	Expenses	$0.4
Equity	$8.0	Net income	$2.6

in millions	As of December 31, 2015		Three Months Ended March 31, 2015
Assets	$11.7	Revenue	$2.4
Liabilities	$3.3	Expenses	$0.4
Equity	$8.4	Net income	$2.0

Note 6. Related Party Transactions

The Company entered into a credit facility with an affiliate of a stockholder, Carlson Capital, L.P. (“Carlson”), (collectively, the “Stockholder”) on September 6, 2013. The draw period expired on March 6, 2015 and, as a result, the Company has no availability remaining on the facility. There was no outstanding balance under the credit facility as of March 31, 2016 and December 31, 2015, respectively. In conjunction with the credit facility, the Company issued warrants to the Stockholder for 100,000 shares of the Company’s common stock at a strike price of $13.875. The warrants have a price dilution mechanism that was triggered by the price that shares were sold by the Company in a rights offering in 2014, and as a result, the strike price of the warrants was reduced to $13.48. In connection with the credit facility, the Company and the Stockholder and certain of the Stockholder’s affiliates, including the lender entered into a Voting Rights Agreement restricting the Stockholder’s and such affiliates’ voting rights under certain circumstances and providing the Stockholder and such affiliates a right of first offer on certain future share issuances.

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception as it is not considered indexed in the Company’s stock. As such, the warrants with a value of $0.2 million and $0.3 million at March 31, 2016 and December 31, 2015, respectively, are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. Unrealized (losses) gains of $(0.1) million and $0.2 million were included in other (expense) income in the consolidated statements of income for the three months ended March 31, 2016 and 2015, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2016	March 31, 2015
Dividend rate	0%	0%
Risk-free rate	1.2%	1.4%
Expected life (years)	4.4	5.4
Expected volatility	32.7%	32.6%

 During the three months ended March 31, 2015, the Company recognized interest expense totaling $381,000 consisting of debt issuance cost amortization.

Note 7. Stockholders’ Equity

Stock Compensation Plans

During the three months ended March 31, 2016, the Board approved compensation for Board services by granting 6,150 shares of common stock as compensation for the non-employee directors. The Company recorded approximately $62,000 in board compensation expense relating to the quarterly grant.

During the three months ended March 31, 2015, the Board approved the following grants as compensation for Board services: (i) a grant of 33,660 shares of common stock as the pro-rated director compensation for the non-employee directors appointed on September 6, 2014; (ii) a grant 10,000 shares to each non-employee directors for services as a director for the period January 1, 2015 to March 31, 2015; and (iii) a grant of 32,595 shares of common stock in lieu of cash payments to the nonemployee directors upon the voluntary election of such directors. The Company recorded approximately $0.1 million in board compensation expense relating to the quarterly grant.

The stock-based compensation expense recognized by the Company for the three months ended March 31, 2016 and 2015, was $0.1 million and $90,000, respectively.

The following table summarizes activities under the option plans for the three months ended March 31, 2016:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2015	364,000	$12.05	7.4	$420.0
Options cancelled and retired	(170,250)	12.67
Options exercised	(18,750)	8.30
Options granted	—	—
Balances, March 31, 2016	175,000	$11.39	7.4	$128.0

Options vested and exercisable and expected to be vested and exercisable at March 31, 2016	175,000	$11.39	7.4	$128.0
Options vested and exercisable at March 31, 2016	31,250	$10.46	7.0	$31.9

At March 31, 2016, there were 0.3 million shares reserved for equity awards under the 2010 Stock Incentive Plan and the Company had $0.1 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 1.8 years.

  The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2016:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$8.30	75,000	6.1	$8.30	18,750	$8.30
13.70	100,000	8.4	13.70	12,500	13.70
Total	175,000	7.4	$11.39	31,250	$10.46

J. Brett Pope resigned as the Company’s Chief Executive Officer and a member of the Board of Directors effective January 12, 2016. Under the terms of Mr. Pope’s severance agreement, the Company approved the cashless exercise of 18,750 vested stock options and the remaining 156,250 unvested stock options were forfeited. Of the 18,750 vested stock options, 14,751 options were surrendered to the Company to pay the exercise price, resulting in a net issuance of 3,999. The surrendered shares were immediately canceled by the Company.

Non-controlling Interests

As discussed in Note 5, SWK HP has a limited partnership interest in Holmdel. Changes in the carrying amount of the non-controlling interest in the unaudited condensed consolidated balance sheet for the three months ended March 31, 2016, is as follows (in thousands):

Balance at December 31, 2015	$4,299
Add: Income attributable to non-controlling interests	842
Less: Cash distribution to non-controlling interests	(977)
Balance at March 31, 2016	$4,164

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended March 31, 2016 and 2015.

The fair value of equity method investments is not readily available nor has the Company estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of its equity method investments included in the consolidated balance sheets as of March 31, 2016 and December 31, 2015.

The information following is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited and condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,789	$—	$—	$1,789
Marketable investments	5,111	2,254	—	2,857

Financial Liabilities:
Warrant liability	$178	$—	$—	$178
15

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,900	$—	$—	$1,900
Marketable investments	5,286	2,429	—	2,857

Financial Liabilities:
Warrant liability	$259	$—	$—	$259

The changes on the value of the warrant assets during the three months ended March 31, 2016 and 2015 were as follows (in thousands):

Fair value – December 31, 2015	1,900
Issuance	—
Transfers	—
Change in fair value	(111)
Fair value – March 31, 2016	$1,789

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

The changes on the value of the warrant liability during the three months ended March 31, 2016 were as follows (in thousands):

Fair value – December 31, 2015	259
Issuances	—
Changes in fair value	(81)
Fair value – March 31, 2016	$178

There were no financial assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2016.

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. There were no remeasured assets or liabilities at fair value on a non-recurring basis as of March 31, 2016.

Off-balance sheet financial instruments

Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

As of March 31, 2016 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and restricted cash	$61,194	$61,194	$61,194	$—	$—
Finance receivables	89,455	89,455	—	—	89,455
Marketable investments	5,111	5,111	2,254	—	2,857
Warrant assets	1,789	1,789	—	—	1,789

Financial Liabilities
Warrant liability	$178	$178	$—	$—	$178
16

As of December 31, 2015 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and restricted cash	$47,287	$47,287	$47,287	$—	$—
Finance receivables	99,346	99,346	—	—	99,346
Marketable investments	5,286	5,286	2,429	—	2,857
Warrant assets	1,900	1,900	—	—	1,900

Financial Liabilities
Warrant liability	$259	$259	$—	$—	$259

Note 9. Subsequent Events

Thermedx, LLC

On May 5, 2016, the Company closed a $3,500,000 first lien synthetic royalty term loan with Thermedx, LLC (“Thermedx”). The Company funded $2,500,000 at closing and Thermedx can draw an additional $1,000,000 upon achieving certain operational benchmarks. The term loan is required to be repaid by a tiered revenue interest that is charged on quarterly net sales and royalties until such time as the lenders receive a 2.0x cash on cash return.

Galil Medical Group

On May 5, 2016, Galil Medical Group (“Galil”) announced it had entered into a definitive agreement to be acquired by BTG plc (“BTG”). BTG has agreed to acquire Galil for initial cash consideration of $84.5 million and up to $25.5 million in future milestone payments. The announcement indicated that the transaction is expected to close late in the second quarter, 2016.

17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes include in this report.

Overview

SWK Holdings Corporation (the “Company”, “SWK”, “us” or “we”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced our corporate strategy of building a specialty finance and asset management business. Our strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. Our focus is on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We are deploying our assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis. In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. We intend to fund transactions through our own working capital, as well as by building our asset management business by raising additional third party capital to be invested alongside our capital.

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

18

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

19

As of May 6, 2016, we have executed 19 transactions, deploying approximately $242.5 million, across a variety of opportunities. In counting our transactions, we generally consider a series of transactions with one partner company as a single transaction. In eight of the transactions, we participated alongside other investors; our investment advisory clients co-invested in two of these transactions. The other eleven transactions were completed solely by SWK. Subsequent to closing on one of the eight transactions, however, we syndicated a portion of the loan to an investment advisory client and then subsequently purchased it back, and subsequently partnered with another investor on a follow-on round for the same partner company.

The table below provides an overview of the outstanding transactions.

SWK HOLDINGS CORPORATION, INC.

PORTFOLIO OVERVIEW

March 31, 2016

(In thousands, except share and per share data)
Royalty Purchases and Financings	Licensed Technology	Footnote	Funded Amount	GAAP Balance as of 03/31/16	Rate	Income Recognized in 2016
Besivance®	Ophthalmic antibiotic	(1)	$6,000	$5,254	N/A	$149
Tissue Regeneration Therapeutics	Umbilical cord banking	(2)	3,250	3,104	N/A	4
Cambia®	NSAID migraine treatment	(3)	8,500	8,651	N/A	333
Secured Royalty Financing	Women’s health	(4)	3,000	2,857	11.5%	92
20

Term Loans	Type	Footnote	Principal	Maturity Date	GAAP Balance as of 3/31/16	Rate	Income Recognized in 2016
Tribute Pharmaceuticals Canada, Inc.	First Lien	(5)	$14,000	12/31/18	$—	13.5%	$1,183
SynCardia Systems, Inc.	First Lien	(6)	22,000	03/05/18	12,452	13.5%	—
SynCardia Systems, Inc.	Second Lien Royalty	(7)	6,000	02/13/15	—	N/A	—
SynCardia Systems, Inc.	Second Lien Convert	(8)	13,000	03/05/18	—	10.0%	—
B&D Dental Corporation	First Lien	(9)	7,672	12/10/18	7,931	13.5%	—
ABT Molecular Imaging	Second Lien Royalty	(10)	10,000	10/08/21	10,923	N/A	—
ABT Molecular Imaging	First Lien	(10)	733	06/30/16	733	6.5%	9
Galil Medical Group	First Lien		12,500	12/09/19	12,458	13.0%	435
DxTerity Diagnostics	First Lien		5,000	04/06/21	4,935	13.5%	180
Hooper Holmes, Inc.	Second Lien	(11)	5,000	04/17/18	3,046	15.0%	547
Nanosphere, Inc.	First Lien	(12)	10,000	05/14/21	8,064	12.5%	201
Soluble Systems, Inc.	First Lien		12,000	05/30/20	11,904	13.3%	429
Thermedx, LLC	First Lien	(13)	2,500	05/05/21	—	N/A	—

Other	Footnote	Funded Amount	GAAP Balance as of 3/31/16	Income Recognized in 2016
Holmdel Pharmaceuticals, LP (“Holmdel”)	(14)	$6,000	$3,573	$1,659
Cancer Genetics (Common Stock)	(15)	—	2,090	—
Hooper Holmes (Common Stock)	(11)	—	164	—
SynCardia Systems, Inc.
(Series F Preferred Stock)	(8)	1,730	—	—

Warrants to Purchase Common Stock	Footnote	Number of Shares	Exercise Price per Share	GAAP Balance as of 3/31/16	Change in Fair Value
Tribute Pharmaceuticals Canada, Inc.		1,843,222	Various	$595	$(743)
SynCardia Systems, Inc.	(7)	34,551	Various	—	—
B&D Dental Corporation		225	4.00	—	—
ABT Molecular Imaging		5,000,000	0.20	—	—
Galil Medical Group		5,882,353	0.09	—	—
DxTerity Diagnostics	(16)	TBD	TBD	—	—
Hooper Holmes, Inc.		8,152,174	0.46	723	524
Nanosphere, Inc.		600,000	0.01	471	108
Soluble Systems, Inc.	(17)	1,209,068	0.99	—	—

	Assets	Income
Total Finance Receivables	$89,455	$3,470
Total Marketable Securities	5,111	92
Total Net Investment in Subsidiary	3,573	1,659
Change in Fair Value of Warrant Assets	1,789	(111)
Total Assets/Income before Allowance for Credit Losses	$99,928	$5,110
21

(1)	Effective 6 percent royalty on sales of Besivance.

(2)	Milestone payment of $1,250 paid upon royalty payments achieving certain thresholds.

(3)	With regard to initial royalty stream purchase in July 2014, first Earn Out payment was not earned. The second Earn Out payment of $250 is contingent upon aggregate net sales levels achieving certain thresholds. On December 9, 2015, we executed a second purchase of 25 percent of future payments. First and second Earn Out payments of $250 each are contingent upon aggregate net sales levels achieving certain thresholds.

(4)	Purchased $3,000 of a total $100,000 aggregate amount. Notes are secured by certain royalty and milestone payments associated with the sales of pharmaceutical products.

(5)	Repaid on February 5, 2016. Warrants are exercisable into shares of Aralez Pharmaceuticals.

(6)	In conjunction with the first lien credit agreement, SynCardia issued us 40,000 shares of common stock. Loan placed on non-accrual status. In August 2015, purchased $15,500 face value for $6,600.

(7)	Repaid on February 13, 2015 for total consideration to SWK of $10,200, comprised of $1,800 in cash, $6,900 of second lien convertible notes and 1,079,138 shares of Series F Preferred Stock. SWK recognized impairment expense of $3,230 on Series F Preferred Stock in Q4 of 2015.

(8)	Received $6,100 principal value with first lien purchase noted above in (7). Placed on non-accrual status and written off in September 2015.

(9)	In the aggregate, executed seven amendments to the loan to advance additional $1,962 during 2015 and Q1 2016. B&D is pursuing asset sales to retire debt.

(10)	December 2015 payment to us was blocked by first lien lender; we purchased senior first lien credit facility at par in February 2016. Interest is being paid current on the first lien.

(11)	Executed two amendments during Q1 2016 and received $150 of Hooper stock as amendment fees. Collateral position improved to first lien as a result of Hooper refinancing its working capital facility on April 29, 2016.

(12)	Funded $2,000 add-on on February 6, 2016; $2,000 unfunded commitment remains as of March 31, 2016. Commitment is contingent upon achieving certain operational thresholds.

(13)	Funded $2,500 on May 5, 2016. $1,000 unfunded commitment remains as of May 6, 2016.

(14)	Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product. SWK HP Holdings GP LLC, our direct wholly-owned subsidiary, acquired a direct general partnership interest in SWK HP Holdings LP (“SWK LP”). SWK LP acquired a direct limited partnership interest in Holmdel.

(15)	Rule 144A Lock-Up expired in April 2016.

(16)	$375 warrant value; number of DxTerity preferred shares to be determined upon certain future events.

(17)	Warrant value subject to value caps under certain circumstances.
22

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Other than $0.8 million potentially payable to the seller of the Cambia® royalty noted above, there are no other earn-out payments contracted to be paid by us to any of our partner companies. As of May 6, 2016, we have $6.3 million of unfunded commitments. For additional information regarding these transactions, see Notes 3 and 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 24, 2016. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item I Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements (“Notes”) for a listing of recent accounting pronouncements.

Comparison of the three months Ended March 31, 2016 and 2015

Revenues

We generated revenues of $5.2 million for the three months ended March 31, 2016, driven primarily by $3.6 million in interest and fees earned on our finance receivables and marketable securities, and $1.7 million in income related to our investment in an unconsolidated partnership. We generated revenues of $5.8 million for the three months ended March 31, 2015, driven primarily by $4.2 million in interest and fees earned on finance receivables and marketable securities, and $1.6 million in income related to our investment in an unconsolidated partnership. The decrease in revenue is primarily driven by a combination of loans placed on non-accrual status coupled with loan pay offs, partially offset by an increase in our portfolio, which consisted of 14 investments in 2015 compared to 18 investments in 2016.

Security Impairment Expense

We recognized security impairment expense during the three months ended March 31, 2016 on equity securities of $0.3 million, to reflect the security at its fair market value as of March 31, 2016. There was no security impairment expense for the three months ended March 31, 2015.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased to $0.9 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015, due to decreased salary, bonus and stock-based compensation expenses. These decreases were partially offset by increases in professional fees.

Interest Expense

Interest expense was $0 for the three months ended March 31, 2016 compared to $0.4 million for the three months ended March 31, 2015. All interest expense for the three months ended March 31, 2015 was from debt issuance cost amortization.

Other (Expense) Income

Other expense for the three months ended March 31, 2016, reflected a net fair market value loss of $30,000 on our warrant derivatives compared to a $0.4 million net fair market value gain for the three months ended March 31, 2015.

Income Tax Benefit

We have incurred net operating losses on a consolidated basis for all years from inception through 2012. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not.” We believe that it is more likely than not that the Company will be able to realize approximately $16.8 million benefit of the U.S. federal and state deferred tax assets in the future.

As of March 31, 2016, we had NOLs for federal income tax purposes of $405.0 million. The federal net operating loss carryforwards if not offset against future income, will expire by 2032, with the majority expiring by 2021.

We also had federal research credit carryforwards of $2.7 million. The federal credits will expire by 2029.

Liquidity and Capital Resources

As of March 31, 2016, we had $61.2 million in cash and cash equivalents, compared to $47.3 million in cash and cash equivalents as of December 31, 2015. The increase in cash is driven essentially by investing activities during the three months ended March 31, 2016.

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

As of March 31, 2016, our portfolio contains $89.5 million of finance receivables, $5.1 million of marketable investments and a net $3.6 million of investment in unconsolidated subsidiaries, net of non-controlling interests. We expect these assets to generate income greater than our expenses in 2016. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2016.

Operating Cash Flow

Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2016 and consisted primarily of net income of $3.9 million offset by noncash adjustments of $1.6 million. The noncash adjustments were primarily attributable to $1.7 million from equity income on an investment in an unconsolidated entity, and $0.9 million in loan discount amortization and fee accretion, offset by $0.3 million in security impairment expense and $0.1 million in stock compensation expense. Net cash provided by operating activities was $3.4 million for the three months ended March 31, 2015 and consisted primarily of net income of $3.1 million and $0.5 million of changes in net operating assets and liabilities, partially offset by noncash adjustments of $0.2 million. The noncash adjustments were primarily attributable to $1.6 million from equity income on an investment in an unconsolidated entity, fair value gains on warrant derivatives of $0.4 million, and $0.4 million in loan discount amortization and fee accretion, offset by $1.5 million deferred tax provision, $0.4 million debt issuance cost amortization and $0.2 million in stock compensation expense.

Investing Cash Flow

The Company’s investing activities had positive cash flow of $12.6 million during the three months ended March 31, 2016, driven by net receipts of $10.6 million in finance receivables. This was coupled with $1.9 million in cash distributions received from an investment in an unconsolidated entity. The Company’s investing activities provided negative cash flow of $1.6 million during the three months ended March 31, 2015, which primarily related to a net issuance of $3.4 million in finance receivables, offset by $1.9 million in cash distributions received from an investment in an unconsolidated entity.

Financing Cash Flow

The Company’s financing activities had negative cash flow of $1.0 million for the three months ended March 31, 2016 and 2015, driven by the $1.0 million in cash distributions to non-controlling interests.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Other than $0.8 million potentially payable to the seller of the Cambria® royalty, there are no other earn-out payments contracted to be paid by us to any of our partner companies. We have $5.3 million of unfunded commitments on loan transactions as of March 31, 2016.

We believe that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2016, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at March 31, 2016, approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the three months ended March 31, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 24, 2016. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	Exhibits

Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

99.01	Financial Statements of Holmdel Pharmaceuticals, LP				X

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2016.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
28