Form 10-Q
period 2016-06-30
SWK Holdings Corp
filed 2016-08-10
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 10, 2016, there were 13,132,063 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended June 30, 2016

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

REVERSE STOCK SPLIT

On October 7, 2015, we effected a 1-for-100 reverse stock split of our common stock, immediately followed by a 10-for-1 forward split of our common stock. For holders of greater than 100 shares prior to October 7, 2015, the net effect was a 1-for-10 reverse split. All share and per share information for the periods ending June 30, 2015 have been retroactively adjusted to give effect thereto.

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$76,617	$47,287
Accounts receivable	1,364	1,127
Finance receivables	74,702	99,346
Marketable investments	3,702	5,286
Investment in unconsolidated entities	7,486	7,988
Deferred tax asset	16,833	16,833
Warrant assets	866	1,900
Other assets	645	720
Total assets	$182,215	$180,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$719	$788
Warrant liability	189	259
Total liabilities	908	1,047

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,126,058 and 13,115,909 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	13	13
Additional paid-in capital	4,433,068	4,432,926
Accumulated deficit	(4,255,747)	(4,257,798)
Accumulated other comprehensive loss	(55)	—
Total SWK Holdings Corporation stockholders’ equity	177,279	175,141
Non-controlling interests in consolidated entities	4,028	4,299
Total stockholders’ equity	181,307	179,440
Total liabilities and stockholders’ equity	$182,215	$180,487

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Finance receivable interest income, including fees	$6,457	$3,965	$9,927	$8,111
Marketable investments interest income	—	88	92	177
Income related to investments in unconsolidated entities	2,143	1,339	3,802	2,890
Other	11	9	26	24
Total Revenues	8,611	5,401	13,847	11,202
Costs and expenses:
Provision for loan credit losses	1,659	2,594	1,659	2,594
Impairment expense	6,590	—	6,929	—
Interest expense	—	—	—	381
General and administrative	789	945	1,718	2,162
Total costs and expenses	9,038	3,539	10,306	5,137
Other (expense) income, net
Unrealized net gain (loss) on derivatives	471	(1,559)	441	(1,188)
Income before provision for income taxes	44	303	3,982	4,877
Provision for income taxes	—	—	—	1,506
Consolidated net income	44	303	3,982	3,371
Net income attributable to non-controlling interests	1,090	678	1,931	1,489
Net income (loss) attributable to SWK Holdings Corporation Stockholders	$(1,046)	$(375)	$2,051	$1,882
Net income (loss) per share attributable to SWK Holdings Corporation Stockholders (1):
Basic	$(0.08)	$(0.03)	$0.16	$0.14
Diluted	$(0.08)	$(0.03)	$0.16	$0.14
Weighted Average Shares (1):
Basic	13,126	13,001	13,123	12,999
Diluted	13,126	13,001	13,126	13,004

(1) Common stock and per share data for the three and six months ended June 30, 2015 have been adjusted retroactively to reflect a net 1-for-10 reverse stock split effective October 7, 2015.

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated net income	$44	$303	$3,982	$3,371
Other comprehensive loss, net of tax:
Unrealized losses on investment in securities
Unrealized holding loss arising during period	(69)	—	(55)	—
Total other comprehensive loss	(69)	—	(55)	—
Comprehensive income (loss)	(25)	303	3,927	3,371
Comprehensive income attributable to non-controlling interests	1,090	678	1,931	1,489
Comprehensive income (loss) attributable to SWK Holdings Corporation Stockholders	$(1,115)	$(375)	$1,996	$1,882

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$3,982	$3,371
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investments in unconsolidated entities	(3,802)	(2,890)
Provision for loan credit losses	1,659	2,594
Impairment expense	6,929	—
Change in fair value of warrants	(441)	1,188
Deferred income taxes	—	1,506
Loan discount amortization and fee accretion	(2,038)	(670)
Interest income in excess of cash collected	—	(523)
Stock-based compensation	205	346
Debt issuance cost amortization	—	381
Property and equipment depreciation	9	3
Changes in operating assets and liabilities:
Accounts receivable	(237)	(725)
Other assets	(347)	(70)
Accounts payable and other liabilities	(131)	50
Net cash provided by operating activities	5,788	4,561

Cash flows from investing activities:
Cash distributions from investments in unconsolidated entities	4,304	3,445
Cash received for settlement of warrants	1,014	—
Net (increase) decrease in finance receivables	20,430	(36,532)
Marketable investment principal payment	—	80
Other	(4)	(50)
Net cash provided by (used in) investing activities	25,744	(33,057)

Cash flows from financing activities:
Costs of common stock issuance	—	(10)
Distribution to non-controlling interests	(2,202)	(1,787)
Net cash used in financing activities	(2,202)	(1,797)

Net increase (decrease) in cash and cash equivalents	29,330	(30,293)
Cash and cash equivalents at beginning of period	47,287	58,728
Cash and cash equivalents at end of period	$76,617	$28,435

Supplemental noncash flow activity:
Common stock received in connection with loan repayment financial receivables	$150	$—
Consideration (notes and preferred stock) received in connection with loan repayment	$—	$8,400
Warrants received in conjunction with the origination of financial receivables	$—	$4,539

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

As of June 30, 2016, the Company had NOL carryforwards for federal income tax purposes of $405.0 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

The Company also had federal research credit carryforwards of $2.7 million. The federal credits will expire by 2029.

As of August 10, 2016, the Company and its partners have executed transactions with 22 different parties under its specialty finance strategy, funding $272 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, purchased royalties generated by sales of life science products and related intellectual property and an unconsolidated equity investment in a company which retains the marketing authorization rights to a pharmaceutical product.

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

The Company owns interests in various partnerships and limited liability companies, or LLCs. The Company consolidates its investments in these partnerships or LLCs, where the Company, as the general partner or managing member, exercises effective control, even though the Company’s ownership may be less than 50 percent. The related governing agreements provide the Company with broad powers, and the other parties do not participate in the management of the entities and do not have the substantial ability to remove the Company. The Company has reviewed each of the underlying agreements to determine if it has effective control. If circumstances change and it is determined this control does not exist, any such investment would be recorded using the equity method of accounting. Although this would change individual line items within the Company’s unaudited condensed consolidated financial statements, it would have no effect on its operations and/or total stockholders’ equity attributable to the Company.

Reverse Stock Split

On October 7, 2015, the Company effected a 1-for-100 reverse stock split of its common stock, immediately followed by a 10-for-1 forward stock split of its common stock. For holders of greater than 100 shares prior to October 7, 2015, the net effect was a 1-for-10 reverse split. The number of shares of common stock underlying the Company’s options and warrants to acquire shares of common stock were adjusted accordingly. All applicable share data, per share amounts and related information in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 and notes thereto have been adjusted retroactively to give effect to the stock splits.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-07, “Equity Method and Joint Ventures (Topic 323).” This guidance simplifies the accounting for equity method investments by eliminating the requirement in Topic 323 that requires an entity to retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current GAAP. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact that this guidance will have on its results of operations, financial position and cash flows, nor decided upon the method of adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The amendments of ASU No. 2016-09 were issued as part of the FASB’s simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this new standard will have on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The new standard adds an impairment model, known as current expected credit loss (CECL) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of losses. The ASU describes the impairment allowance as a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down, which will allow an entity the ability to record reversals of credit losses in current period net income. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The Company is currently evaluating the new guidance and has not determined the impact it will have on its consolidated financial statements when adopted.

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

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to SWK Holdings Corporation Stockholders	$(1,046)	$(375)	$2,051	$1,882

Denominator:
Weighted-average shares outstanding	13,126	13,001	13,123	12,999
Effect of dilutive securities	—	—	3	4

Weighted-average diluted shares	13,126	13,001	13,126	13,003

Basic income (loss) per share attributable to SWK Holdings Corporation Stockholders	$(0.08)	$(0.03)	$0.16	$0.14
Diluted income (loss) per share attributable to SWK Holdings Corporation Stockholders	$(0.08)	$(0.03)	$0.16	$0.14

For the three months ended June 30, 2016 and 2015, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 388,000 and 480,000, respectively, have been excluded from the calculation of diluted income (loss) per share as all such securities were anti-dilutive. For the six months ended June 30, 2016 and 2015, outstanding stock options and warrants to purchase shares of common stock in aggregate of approximately 369,000, and 480,000, respectively, have been excluded from the calculation of diluted income per share as all such securities were anti-dilutive.

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

Portfolio	June 30, 2016	December 31, 2015
Term Loans	$59,421	$89,204
Royalty Purchases	16,940	17,224
Total before allowance for credit losses	76,361	106,428
Allowance for credit losses	1,659	7,082
Total carrying value	$74,702	$99,346

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

•   regulatory environment; and

•   any other relevant factors predicting investment recovery.

The following table presents nonaccrual and performing loans by portfolio segment (in thousands):

	June 30, 2016			December 31, 2015
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term Loans	$18,854	$40,567	$59,421	$20,093	$62,029	$82,122

Royalty Purchases	—	15,281	15,281	—	17,224	17,224

Total carrying value	$18,854	$55,848	$74,702	$20,093	$79,253	$99,346

As of June 30, 2016, the Company had two term loans associated with two portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $18.9 million. As of December 31, 2015, the Company had three term loans associated with three portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $20.1 million. No cash was collected on nonaccrual loans during the six months ended June 30, 2016. Of the two nonaccrual term loans at June 30, 2016, neither are deemed to be impaired.

SynCardia Systems, Inc. (“SynCardia”)

  On June 24, 2016, SWK Funding LLC, a wholly-owned subsidiary of SWK Holdings Corporation, sold 100 percent of its debt and equity interests in SynCardia to an affiliate of Versa Capital Management for an upfront cash consideration of $7.2 million plus additional certain future contingent payments. The Company’s interests in SynCardia included $22.0 million of a senior secured first lien loan, $13.0 million of second lien convertible notes, 2,323,649 shares of Series F preferred stock, 4,000 shares of common stock and 34,551 common stock purchase warrants. The carrying value, as of the date of sale, of the debt and equity interests in SynCardia was approximately $12.5 million. During the three and six months ended June 30, 2016, the Company recognized $5.3 million of impairment expense related to the sale of its SynCardia assets.

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

 In February 2016, ABT violated the terms of the forbearance agreement with the first lien lender. In order to control the work out of the default under the first lien loan and prevent the equity sponsors from taking control of the first lien term loan, the Company purchased from an unrelated party the first lien term loan at par for a purchase price of $0.7 million. Since then the equity sponsors funded cash shortfalls into the second quarter of 2016. The Company continues to work with ABT’s equity sponsors to resolve the existing defaults.

On June 7, 2016, the Company entered into an amendment to the first lien term loan, which provided for an additional $0.5 million of liquidity under the first lien credit agreement. ABT drew down the full $0.5 million by July 13, 2016. On July 30, 2016, the Company entered into an additional amendment to the first lien term loan, which provided for an additional $0.5 million of liquidity under the first lien credit agreement. ABT drew down $0.2 million as of August 10, 2016.

The collateral for the loan has been individually reviewed, noting that the fair market value of the loan, less costs to sell, was greater than the recorded investments in the loans as of June 30, 2016. Based on the impairment analysis, the Company has determined that recording a provision for credit losses as of June 30, 2016 is not required.

B&D Dental (“B&D”)

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60,000. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of June 30, 2016, the total amount funded was $7.9 million.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to non-accrual status as of September 30, 2015. The previously accrued and unearned interest have not been reversed nor has an allowance been recorded for this loan because the Company believes its collateral position is greater than the unpaid balance. The Company obtained a third party valuation to support such assertion.

During the first quarter of 2016, the Company executed additional amendments to the loan to advance an additional $0.3 million in order to directly pay critical vendors and protect the value of the collateral. No additional amendments were made in the second quarter of 2016. The Company believes its collateral position is greater than the unpaid balance; thus, accrued and unearned interest have not been reversed nor has an allowance been recorded as of June 30, 2016.

Besivance

On April 2, 2013, the Company purchased an effective 2.4 percent royalty on sales of Besivance® from InSite Vision for $6.0 million. Besivance is marketed by Bausch & Lomb, a unit of Valeant Pharmaceuticals. Recently the sales performance of Besivance has weakened due to substantial increases in sales chargebacks and various rebates (gross sales to net sales deductions) and lower sales volumes, which has resulted in material reductions in the product’s net sales and associated royalties’ payable to the Company. During the six months ended June 30, 2016, the Company reduced its expectations for future royalty receipts and recognized an allowance for credit loss on the royalty purchase of $1.7 million.

Unfunded Loan Commitments

As of June 30, 2016, the Company had total unfunded loan commitments of $6.8 million. Of the total $6.8 million, $2.5 million is committed to DxTerity Diagnostics should it exceed an established revenue threshold at any time on or before the quarter ending December 31, 2016; $2.5 million is committed to Keystone Dental should it reach an established revenue threshold on or before the quarter ending December 31, 2016 and raises specified proceeds from selling equity capital after closing; $1.0 million is committed to Thermedx should it reach an established revenue threshold on or before November 5, 2017; and $0.8 million is committed to Cambia® for earn out payments if cumulative net sales reach a certain threshold within a specified period of time.

Note 4. Marketable Investments

Investment in securities at June 30, 2016 and December 31, 2015 consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Corporate debt securities	$2,143	$2,857
Equity securities	1,559	2,429
Total	$3,702	$5,286

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities as of June 30, 2016 and December 31, 2015, are as follows (in thousands):

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$2,143	$—	$—	$2,143
Equity securities	1,614	—	(55)	1,559
	$3,757	$—	$(55)	$3,702

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$2,857	$—	$—	$2,857
Equity securities	2,429	—	—	2,429
	$5,286	$—	$—	$5,286

During the six months ended June 30, 2016, and the year ended December 31, 2015, the Company had no sales of available-for-sale securities.

Equity Securities

The Company’s equity securities include 736,076 shares of Cancer Genetics common stock and 77,922 shares of Hooper Holmes common stock. During the three and six months ended June 30, 2016, the Company recognized an other-than-temporary impairment expense of $0.6 million and $1.0 million, respectively, related to the Cancer Genetics common stock. As of June 30, 2016, the Cancer Genetics and Hooper Holmes equity securities are reflected at fair value of $1.5 million and $0.1 million, respectively, as available-for-sale securities.

Debt Securities

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3.0 million of a total of $100.0 million aggregate principal amount of senior secured notes due in November 2026.  The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $0.1 million on November 15, 2013.  The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. During the three and six months ended June 30, 2016, the Company recognized an other-than-temporary impairment expense of $0.7 million related to the senior secured notes. The notes are reflected at their estimated fair value of $2.1 million and classified as available-for-sale securities.

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

Consolidated VIE

SWK HP Holdings LP (“SWK HP”) was formed in December 2012 to acquire a limited partnership interest in Holmdel Pharmaceuticals LP (“Holmdel”).   Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product indicated for the treatment of hypertension for a total purchase price of $13.0 million. The Company, through its wholly owned subsidiary SWK Holdings GP LLC (“SWK Holdings GP”) acquired a direct general partnership interest in SWK HP, which in turn acquired a limited partnership interest in Holmdel. The total investment in SWK HP of $13.0 million included $6.0 million provided by SWK Holdings GP and $7.0 million provided by non-controlling interests.   Subject to customary limited partner protections afforded the investors by the terms of the limited partnership agreement, the Company maintains voting and managerial control of SWK HP and therefore includes it in its consolidated financial statements.

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

Unconsolidated VIEs

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP receives a 1x cash on cash return on its interest in Holmdel, SWK HP will receive approximately 84 percent of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 39 percent. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.  SWK HP’s current ownership in Holmdel approximates 46 percent.  The Company accounts for its interest in the entity based on the timing of quarterly distributions, which are paid on a quarter lag basis.

For the three and six months ended June 30, 2016, the Company recognized $2.1 million and $3.8 million, respectively, of equity method gains. The amount of equity method gains attributable to the non-controlling interests in SWK HP were $1.1 million and $1.9 million, respectively.  For the three and six months ended June 30, 2015, the Company recognized $1.3 million and $2.9 million of equity gains, respectively. The amount of equity method gains attributable to the non-controlling interests in SWK HP were $0.7 million and $1.5 million for the three and six months ended June 30, 2015, respectively.

In addition, SWK HP received cash distributions totaling $4.3 million during the six months ended June 30, 2016, of which $2.2 million was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the six months ended June 30, 2016 are as follows (in thousands):

Balance at December 31, 2015	$7,988

Add: Income from investments in unconsolidated entities	3,802

Less: Cash distribution on investments in unconsolidated entities	(4,304)

Balance at June 30, 2016	$7,486

The following table provides the financial statement information related to Holmdel for the comparative periods which SWK HP has reflected its share of Holmdel income in the Company’s consolidated statements of income:

in millions	As of June 30, 2016		Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Assets	$11.5	Revenue	$3.0	$6.2
Liabilities	$3.5	Expenses	$0.4	$0.7
Equity	$8.0	Net income	$2.6	$5.5

in millions	As of December 31, 2015		Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Assets	$11.7	Revenue	$2.5	$4.8
Liabilities	$3.3	Expenses	$0.4	$0.7
Equity	$8.4	Net income	$2.1	$4.1

Note 6. Related Party Transactions

On September 6, 2013, the Company issued warrants to an affiliate of a stockholder, Carlson Capital, L.P. (“Carlson”), (collectively, the “Stockholder”) for 100,000 shares of the Company’s common stock at a strike price of $13.875. The warrants have a price dilution mechanism that was triggered by the price that shares were sold by the Company in a rights offering in 2014, and as a result, the strike price of the warrants was reduced to $13.48. In connection with the credit facility, the Company and the Stockholder and certain of the Stockholder’s affiliates, including the lender entered into a Voting Rights Agreement restricting the Stockholder’s and such affiliates’ voting rights under certain circumstances and providing the Stockholder and such affiliates a right of first offer on certain future share issuances.

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants with a value of $0.2 million and $0.3 million as of June 30, 2016 and December 31, 2015, respectively, are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. Unrealized losses of $11,000 and $70,000 were included in other (expense) income in the consolidated statements of income (loss) for the three and six months ended June 30, 2016, respectively. Unrealized losses of $30,000 and $0.2 million were included in other income (expense) in the unaudited condensed consolidated statements of income (loss) for the three and six months ended June 30, 2015, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2016	December 31, 2015
Dividend rate	0%	0%
Risk-free rate	1.0%	1.8%
Expected life (years)	4.2	4.7
Expected volatility	33.8%	33.3%

Note 7. Stockholders’ Equity

Stock Compensation Plans

During the six months ended June 30, 2015, the Board approved the following grants as compensation for Board services: (i) a grant of 33,660 shares of common stock as the pro-rated director compensation for the non-employee directors appointed on September 6, 2014; (ii) a grant of 20,000 shares to each non-employee director for services as a director for the period January 1, 2015 to June 30, 2015; and (iii) a grant of 32,595 shares of common stock in lieu of cash payments to the non-employee directors upon the voluntary election of such directors. The Company recorded board compensation expense relating to the quarterly grants of approximately $68,000 and $107,000, respectively, during the three and six months ended June 30, 2015.

During the six months ended June 30, 2016, the Board approved compensation for Board services by granting 12,155 shares of common stock as compensation for the non-employee directors. During the six months ended June 30, 2016, the Company recorded approximately $123,000 in board compensation expense relating to the quarterly grants.

The stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2016 was $0.1 million and $0.2 million, respectively. The stock-based compensation expense recognized by the Company for the three and six months ended June 30, 2015 was $0.1 million and $0.3 million, respectively.

The following table summarizes activities under the option plans for the six months ended June 30, 2016:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2015	364,000	$12.05	7.4	$420.0
Options cancelled and retired	(170,250)	12.67
Options exercised	(18,750)	8.30
Options granted	—	—
Balances, June 30, 2016	175,000	$11.39	7.2	$149.3

Options vested and exercisable and expected to be vested and exercisable as of June 30, 2016	175,000	$11.39	7.2	$149.3
Options vested and exercisable as of June 30, 2016	31,250	$10.46	6.8	$37.3

At June 30, 2016, there were 0.3 million shares reserved for equity awards under the 2010 Stock Incentive Plan, and the Company had $0.1 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 1.6 years.

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2016:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$8.30	75,000	5.9	$8.30	18,750	$8.30
13.70	100,000	8.1	13.70	12,500	13.70
Total	175,000	7.2	$11.39	31,250	$10.46

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

Non-controlling Interests

As discussed in Note 5, SWK HP has a limited partnership interest in Holmdel. Changes in the carrying amount of the non-controlling interest in the unaudited condensed consolidated balance sheet for the six months ended June 30, 2016, is as follows (in thousands):

Balance at December 31, 2015	$4,299
Add: Income attributable to non-controlling interests	1,931
Less: Cash distribution to non-controlling interests	(2,202)
Balance at June 30, 2016	$4,028

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three and six months ended June 30, 2016.

The fair value of equity method investments is not readily available nor has the Company estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of its equity method investments included in the consolidated balance sheets as of June 30, 2016 and December 31, 2015.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$866	$—	$—	$866
Marketable investments	3,702	1,559	—	2,143

Financial Liabilities:
Warrant liability	$189	$—	$—	$189

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,900	$—	$—	$1,900
Marketable investments	5,286	2,429	—	2,857

Financial Liabilities:
Warrant liability	$259	$—	$—	$259

The changes on the value of the warrant assets during the six months ended June 30, 2016 were as follows (in thousands):

Fair value – December 31, 2015	$1,900
Issuance	—
Settlements	(1,405)
Change in fair value	371
Fair value – June 30, 2016	$866

On June, 30, 2016, Luminex Corporation acquired Nanosphere, Inc. for $1.70 per share, and concurrently, the Company entered into a warrant purchase agreement to sell 600,000 warrants that were issued pursuant to its 2015 warrant agreement with Nanosphere. The warrants were purchased at a price of $1.69 per share, for a total cash settlement of approximately $1.0 million. Prior to settlement, the Company reflected the warrants at their estimated fair value of $1.0 million. The Company recognized a gain of $3,900 on the sale of the warrants during the six months ended June 30, 2016.

As a result of BTG plc’s acquisition of Galil Medical Ltd. (“Galil”) on June 24, 2016, the Company exercised its right to purchase and subsequently sell 5,882,353 Series B Preferred Shares that were issued pursuant to its 2014 Warrant to Purchase agreement with Galil. The shares were purchased at a price of $.081 per share, for a net cash settlement of $0.4 million, which was recorded as an other receivable in other assets as of June 30, 2016. The Company recognized a $0.4 million gain on the sale of the warrants during the six months ended June 30, 2016.

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

	June 30, 2016	December 31, 2015
Dividend rate	0%	0%
Risk-free rate	1.3%	2.1%
Expected life (years)	5.8	6.3
Expected volatility	97.4%	85.6%

The changes on the value of the warrant liability during the six months ended June 30, 2016 were as follows (in thousands):

Fair value – December 31, 2015	$259
Issuances	—
Changes in fair value	(70)
Fair value – June 30, 2016	$189

The following table presents the financial assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets
Impaired loans	$3,596	$—	$—	$3,596

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2016.

The following table presents the financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets
Impaired loans	$12,500	$—	$—	$12,500

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2015.

Off-balance sheet financial instruments

Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

As of June 30, 2016 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and restricted cash	$76,617	$76,617	$76,617	$—	$—
Finance receivables	74,702	74,702	—	—	74,702
Marketable investments	3,702	3,702	1,559	—	2,143
Warrant assets	866	866	—	—	866

Financial Liabilities
Warrant liability	$189	$189	$—	$—	$189

As of December 31, 2015 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and restricted cash	$47,287	$47,287	$47,287	$—	$—
Finance receivables	99,346	99,346	—	—	99,346
Marketable investments	5,286	5,286	2,429	—	2,857
Warrant assets	1,900	1,900	—	—	1,900

Financial Liabilities
Warrant liability	$259	$259	$—	$—	$259

Note 9. Subsequent Events

Tenex Health, Inc.

On July 1, 2016, the Company entered into a credit agreement pursuant to which the Company will provide to Tenex Health, Inc. (“Tenex”) a term loan in the maximum principal amount of $9.0 million. The loan matures on June 30, 2021. The Company provided $6.0 million on July 1, 2016. Tenex can draw down the remaining $3.0 million of the credit facility at any time until September 30, 2017, if Tenex achieves certain revenue thresholds, and as long as it is in compliance with all covenants under the credit agreement.

The loan bears interest at the greater of (a) three month LIBOR and (b) 1.0 percent, plus a margin of 12.0 percent, payable in cash, quarterly in arrears, beginning on September 15, 2016.

In connection with the loan, the Company also received a warrant to purchase 2,693,878 shares of Tenex common stock, with a strike price of $0.3675.

IntelGenx Corporation

On August 5, 2016, the Company closed a $6.0 million royalty purchase agreement with IntelGenx Corporation (“IntelGenx”). The Company funded $6.0 million at closing in exchange for 100 percent of royalties on sales of Forfivo XL®, an antidepressant medication, and a percentage of future sales milestones.

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

As of August 10, 2016, we have executed 22 transactions, deploying approximately $272 million, across a variety of opportunities. In counting our transactions, we generally consider a series of transactions with one partner company as a single transaction. In eight of the transactions, we participated alongside other investors; our investment advisory clients co-invested in two of these transactions. The other fourteen transactions were completed solely by SWK. Subsequent to closing on one of the eight transactions, however, we syndicated a portion of the loan to an investment advisory client and then subsequently purchased it back and partnered with another investor on a follow-on round for the same partner company.

The table below provides an overview of the outstanding transactions.

SWK HOLDINGS CORPORATION

PORTFOLIO OVERVIEW

June 30, 2016

(In thousands, except share data)
						Income Recognized
Royalty Purchases and Financings	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Rate	YTD	Q2
Besivance®	Ophthalmic antibiotic	(1)	$6,000	$3,596	N/A	$351	$202
Tissue Regeneration Therapeutics	Umbilical cord banking	(2)	3,250	3,266	N/A	218	214
Cambia®	NSAID migraine treatment	(3)	8,500	8,419	N/A	591	258
Secured Royalty Financing	Women's health	(4)	3,000	2,143	11.5%	92	—

							Income Recognized
Term Loans	Type	Footnote	Principal	Maturity Date	GAAP Balance	Rate	YTD	Q2
Tribute Pharmaceuticals Canada, Inc.	First Lien	(5)	$14,000	12/31/18	$—	13.5%	$1,183	$—
SynCardia Systems, Inc.	First Lien	(6)	22,000	03/05/18	—	13.5%	—	—
SynCardia Systems, Inc.	Second Lien Royalty	(7)	6,000	02/13/15	—	N/A	—	—
SynCardia Systems, Inc.	Second Lien Convert	(8)	13,000	03/05/18	—	10.0%	—	—
B&D Dental Corporation	First Lien	(9)	7,931	12/10/18	7,931	13.5%	—	—
ABT Molecular Imaging	Second Lien Royalty	(10)	10,000	10/08/21	10,923	N/A	—	—
ABT Molecular Imaging	First Lien	(10)	1,083	06/30/16	1,083	6.5%	22	13
Galil Medical Group	First Lien		12,500	12/09/19	—	13.0%	1,816	1,381
DxTerity Diagnostics	First Lien		5,000	04/06/21	4,948	13.5%	360	180
Hooper Holmes, Inc.	Second Lien	(11)	5,000	04/17/18	2,898	15.0%	1,011	464
Nanosphere, Inc.	First Lien	(12)	10,000	05/14/21	—	12.5%	3,049	2,848
Soluble Systems, Inc.	First Lien		12,000	05/30/20	11,876	13.3%	997	568
Thermedx, LLC	First Lien	(13)	2,500	05/05/21	2,547	N/A	74	74
Keystone Dental, Inc.	First Lien		17,500	05/20/21	17,214	13.0%	255	255

				Income Recognized
Other	Footnote	Funded Amount	GAAP Balance	YTD	Q2
Holmdel Pharmaceuticals, LP	(14)	$6,000	$7,486	$3,802	$2,143
Cancer Genetics (Common Stock)		—	1,465	N/A	N/A
Hooper Holmes (Common Stock)	(11)	—	94	N/A	N/A
SynCardia Systems, Inc. (Series F Preferred Stock)	(8)	—	—	—	—

					Change in Fair Value
Warrants to Purchase Common Stock	Footnote	Number of Shares	Exercise Price per Share	GAAP Balance	YTD	Q2
Tribute Pharmaceuticals Canada, Inc.		1,843,222	Various	$517	$(821)	$(78)
SynCardia Systems, Inc.	(7)	—	Various	—	—	—
B&D Dental Corporation		225	4.00	—	—	—
ABT Molecular Imaging		5,000,000	0.20	—	—	—
Galil Medical Group	(15)	—	0.09	—	391	391
DxTerity Diagnostics	(16)	TBD	TBD	—	—	—
Hooper Holmes, Inc.		543,478	6.90	349	150	(374)
Nanosphere, Inc.		—	0.01	—	651	543
Soluble Systems, Inc.	(17)	1,209,068	0.99	—	—	—
Keystone Dental, Inc.		694,445	1.26	—	—	—

	Assets	YTD Income	Q2
Total Finance Receivables	$74,702	$9,927	$6,457
Total Marketable Securities	$3,702	92	—
Total Net Investment in Subsidiary	$3,455	3,802	2,143
Warrant Assets	$866	N/A	N/A
Total Assets/Income before Allowance for Credit Losses	$82,725	$13,821	$8,600

(1) Effective 2.4 percent royalty on sales of Besivance.
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
(4) Purchased $3,000 of a total $100,000 aggregate amount. Notes are secured by certain royalty and milestone payments associated with the sales of pharmaceutical products. An other-than-temporary impairment charge in the amount of $0.7 million was recognized in Q2 2016.
(5) Repaid on February 5, 2016. Warrants are exercisable into shares of Aralez Pharmaceuticals.
(6) In conjunction with the first lien credit agreement, SynCardia issued us 40,000 shares of common stock. Loan placed on non-accrual status. In August 2015, purchased $15,500 face value for $6,600. Loan sold for $7,200 cash on June 25, 2016. Recognized $5,300 impairment expense during Q2 2016.
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
(12) Repaid on June 30, 2016. Warrants were exercised for cash.
(13) Funded $2,500 on May 5, 2016. $1,000 unfunded commitment remains as of May 6, 2016.
(14) Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product. SWK HP Holdings GP LLC, our direct wholly-owned subsidiary, acquired a direct general partnership interest in SWK HP Holdings LP (“SWK HP”). SWK HP acquired a direct limited partnership interest in Holmdel.
(15) Galil warrants were exercised for $391 cash as part of company sale. Payment on warrants is pending the completion of certain tax filings with Israel.
(16) $375 warrant value; number of DxTerity preferred shares to be determined upon certain future events.
(17) Warrant value subject to value caps under certain circumstances.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Other than $0.8 million potentially payable to the seller of the Cambia® royalty noted above, there are no other earn-out payments contracted to be paid by us to any of our partner companies. As of August 10, 2016, we have $6.8 million of unfunded commitments on loan transactions. For additional information regarding these transactions, see Notes 3, 4 and 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 24, 2016. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a listing of recent accounting pronouncements.

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenues

We generated revenues of $8.6 million for the three months ended June 30, 2016, driven primarily by $6.5 million in interest and fees earned on our finance receivables, and $2.1 million in income related to our investment in an unconsolidated partnership. We generated revenues of $5.4 million for the three months ended June 30, 2015, driven primarily by $4.1 million in interest and fees earned on finance receivables and marketable securities, and $1.3 million in income related to our investment in an unconsolidated partnership. The increase in revenue is primarily driven by two loan pay-offs, which were partially responsible for an increase in interest and fees of $2.4 million on our finance receivables and marketable securities and an increase of $0.8 million in income related to our investment in an unconsolidated partnership when compared to the three months ended June 30, 2015.

Provision for Loan Credit Losses and Impairment Expense

We recognized an allowance for credit loss on a royalty purchase of $1.7 million during the three months ended June 30, 2016. We recognized impairment expense on the warrants and fair value of a finance receivable of $0.7 million and $1.9 million, respectively, during the three months ended June 30, 2015.

We recognized security impairment expense during the three months ended June 30, 2016 on debt and equity securities of $0.7 million and $0.6 million, respectively, to reflect the securities at their fair market values as of June 30, 2016. Also, during the three months ended June 30, 2016, we recorded an impairment expense for a loan write-off of $5.3 million. No security impairment expense was recognized during the three months ended June 30, 2015.

Please refer to Item 1. Financial Statements, Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding the impairments recognized during the three months ended June 30, 2016.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased to $0.8 million for the three months ended June 30, 2016 from $0.9 million for the three months ended June 30, 2015, due to decreased salary, bonus and stock-based compensation expenses, and interest expense. This decrease was offset by increases in professional fees.

Other Expense

 Other expense for the three months ended June 30, 2016, reflected a net fair market value gain of $0.5 million on our warrant derivatives compared to a $1.6 million net fair market value loss for the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenues

We generated revenues of $13.8 million for the six months ended June 30, 2016, driven primarily by $10.0  million in interest and fees earned on our finance receivables and marketable securities, and $3.8 million in income related to our investment in an unconsolidated partnership. We generated revenues of $11.2 million for the six months ended June 30, 2015, driven primarily by $8.3 million in interest and fees earned on finance receivables and marketable securities, and $2.9 million in income related to our investment in an unconsolidated partnership. The increase in revenue is primarily driven by three loan pay-offs, which were partially responsible for an increase in interest and fees of $1.7 million on our finance receivables and marketable securities and an increase of $0.9 million in income related to our investment in an unconsolidated partnership when compared to the six months ended June 30, 2015.

Provision for Loan Credit Losses and Impairment Expense

We recognized an allowance for credit loss on a royalty purchase of $1.7 million during the six months ended June 30, 2016. We recognized impairment expense on the warrants and fair value of a finance receivable of $0.7 million and $1.9 million, respectively, during the six months ended June 30, 2015.

We recognized security impairment expense during the six months ended June 30, 2016 on debt and equity securities of $0.7 million and $1.0 million, respectively, to reflect the securities at their fair market values of $2.1 million and $1.5 million, respectively, as of June 30, 2016. Also, during the six months ended June 30, 2016, we recorded an impairment expense for a loan write-off of $5.3 million. No security impairment expense was recognized during the six months ended June 30, 2015.

Please refer to Item 1. Financial Statements, Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding the impairments taken during the six months ended June 30, 2016.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased to $1.7 million for the six months ended June 30, 2016 from $2.2 million for the six months ended June 30, 2015, due to decreased salary, bonus and stock-based compensation expenses, and interest expense. This decrease was offset by increases in professional fees.

Interest Expense

Interest expense was $0 for the six months ended June 30, 2016 compared to $0.4 million for the six months ended June 30, 2015. All interest expense for the six months ended June 30, 2015 was from debt issuance cost amortization.

Other Expense

Other expense for the six months ended June 30, 2016, reflected a net fair market value gain of $0.4 million on our warrant derivatives compared to a $1.2 million net fair market value loss for the six months ended June 30, 2015.

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

As of June 30, 2016, we had NOLs for federal income tax purposes of $405.0 million. The federal net operating loss carryforwards if not offset against future income, will expire by 2032, with the majority expiring by 2021.

We also had federal research credit carryforwards of $2.7 million. The federal credits will expire by 2029.

Liquidity and Capital Resources

As of June 30, 2016, we had $76.6 million in cash and cash equivalents, compared to $47.3 million in cash and cash equivalents as of December 31, 2015.

Net cash provided by operating activities was $5.8 million for the six months ended June 30, 2016, which primarily consisted of net income of $4.0 million and noncash adjustments of $2.5 million. The noncash adjustments were primarily attributable to $8.6 million in provision for credit losses and impairment expense, and $0.2 million in stock compensation expense, offset by $3.8 million from equity income on an investment in an unconsolidated entity, and $2.0 million in loan discount amortization.

The Company’s investing activities provided positive cash flow of $24.7 million for the six months ended June 30, 2016, driven by net receipts of $20.4 million in finance receivables and $1.0 million in proceeds from the settlement of warrants. This was coupled with $4.3 million in cash distributions received from an investment in an unconsolidated entity.

The Company’s financing activities had negative cash flow of $2.2 million for the six months ended June 30, 2016, driven by the $2.2 million in cash distributions to non-controlling interests.

Primary Drivers of Cash Flow

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

As of June 30, 2016, our portfolio contains $74.7 million of finance receivables, $3.7 million of marketable investments and a net $3.5 million of investment in unconsolidated subsidiaries, net of non-controlling interests. We expect these assets to generate income greater than our expenses in 2016. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2016.

Off Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage partners’ requests for funding and take the form of loan commitments and lines of credit.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the partner defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Other than $0.8 million potentially payable to the seller of the Cambria® royalty, there are no other earn-out payments contracted to be paid by us to any of our partner companies. We have $6.8 million of unfunded commitments on loan transactions as of June 30, 2016.

We believe that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2016, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at June 30, 2016, approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the six months ended June 30, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2016.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)

