Form 10-Q
period 2016-09-30
SWK Holdings Corp
filed 2016-11-08
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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
☐   YES     ☒   NO

As of November 8, 2016, there were 13,138,340 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended September 30, 2016

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

REVERSE STOCK SPLIT

On October 7, 2015, we effected a 1-for-100 reverse stock split of our common stock, immediately followed by a 10-for-1 forward split of our common stock. For holders of greater than 100 shares prior to October 7, 2015, the net effect was a 1-for-10 reverse split. All share and per share information for the periods ended September 30, 2015 have been retroactively adjusted to give effect thereto.

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$66,438	$47,287
Accounts receivable	884	1,127
Finance receivables	88,466	99,346
Marketable investments	3,506	5,286
Investment in unconsolidated entities	7,235	7,988
Deferred tax asset	16,833	16,833
Warrant assets	1,334	1,900
Other assets	497	720
Total assets	$185,193	$180,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$593	$788
Warrant liability	161	259
Total liabilities	754	1,047

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,138,340 and 13,115,909 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	13	13
Additional paid-in capital	4,433,211	4,432,926
Accumulated deficit	(4,252,627)	(4,257,798)
Accumulated other comprehensive loss	(51)	—
Total SWK Holdings Corporation stockholders’ equity	180,546	175,141
Non-controlling interests in consolidated entities	3,893	4,299
Total stockholders’ equity	184,439	179,440
Total liabilities and stockholders’ equity	$185,193	$180,487

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Finance receivable interest income, including fees	$2,783	$3,987	$12,710	$12,098
Marketable investments interest income	—	88	92	265
Income related to investments in unconsolidated entities	1,296	1,621	5,098	4,511
Other	133	11	159	35
Total revenues	4,212	5,707	18,059	16,909
Costs and expenses:
Provision for loan credit losses	—	8,131	1,659	10,725
Impairment expense	314	3,230	7,243	3,230
Interest expense	—	—	—	381
General and administrative	617	460	2,334	2,622
Total costs and expenses	931	11,821	11,236	16,958
Other income (expense), net
Unrealized net gain (loss) on derivatives	496	(1,963)	936	(3,151)
Income (loss) before provision for income taxes	3,777	(8,077)	7,759	(3,200)
Provision (benefit) for income taxes	—	(3,121)	—	(1,615)
Consolidated net income (loss)	3,777	(4,956)	7,759	(1,585)
Net income attributable to non-controlling interests	656	822	2,588	2,311
Net income (loss) attributable to SWK Holdings Corporation Stockholders	$3,121	$(5,778)	$5,171	$(3,896)
Net income (loss) per share attributable to SWK Holdings Corporation Stockholders (1):
Basic	$0.24	$(0.44)	$0.39	$(0.30)
Diluted	$0.24	$(0.44)	$0.39	$(0.30)
Weighted Average Shares (1):
Basic	13,132	12,991	13,127	12,986
Diluted	13,135	12,991	13,130	12,986

(1) Common stock and per share data for the three and nine months ended September 30, 2015 have been adjusted retroactively to reflect a net 1-for-10 reverse stock split effective October 7, 2015.

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated net income (loss)	$3,777	$(4,956)	$7,759	$(1,585)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment in securities
Unrealized holding gain (loss) arising during period	4	(124)	(51)	(124)
Total other comprehensive gain (loss)	4	(124)	(51)	(124)
Comprehensive income (loss)	3,781	(5,080)	7,708	(1,709)
Comprehensive income attributable to non-controlling interests	656	822	2,588	2,311
Comprehensive income (loss) attributable to SWK Holdings Corporation Stockholders	$3,125	$(5,902)	$5,120	$(4,020)

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income (loss)	$7,759	$(1,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from investments in unconsolidated entities	(5,098)	(4,511)
Provision for loan credit losses	1,659	10,725
Impairment expense	7,243	3,230
Change in fair value of warrants	(936)	3,151
Deferred income tax benefit	—	(1,615)
Loan discount amortization and fee accretion	(2,551)	(1,346)
Interest income in excess of cash collected	—	(759)
Stock-based compensation	285	495
Debt issuance cost amortization	—	381
Property and equipment depreciation	12	4
Changes in operating assets and liabilities:
Accounts receivable	(293)	(441)
Other assets	(253)	(40)
Accounts payable and other liabilities	(195)	(38)
Net cash provided by operating activities	7,632	7,651

Cash flows from investing activities:
Cash distributions from investments in unconsolidated entities	5,851	5,316
Cash received for settlement of warrants	1,014	—
Net (increase) decrease in finance receivables	7,629	(44,227)
Marketable investment principal payment	23	80
Other	(4)	(50)
Net cash provided by (used in) investing activities	14,513	(38,881)

Cash flows from financing activities:
Costs of common stock issuance	—	16
Distribution to non-controlling interests	(2,994)	(2,744)
Net cash used in financing activities	(2,994)	(2,728)

Net increase (decrease) in cash and cash equivalents	19,151	(33,958)
Cash and cash equivalents at beginning of period	47,287	58,728
Cash and cash equivalents at end of period	$66,438	$24,770

Supplemental noncash flow activity:
Common stock received in connection with amendment of finance receivable	$150	$—
Consideration (notes and preferred stock) received in connection with loan repayment	$—	$8,400
Warrants received in conjunction with the origination of finance receivables	$—	$4,539

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

As of September 30, 2016, the Company had NOL carryforwards for federal income tax purposes of $405.0 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

The Company also had federal research credit carryforwards of $2.7 million. The federal credits will expire by 2029.

As of November 8, 2016, the Company and its partners have executed transactions with 22 different parties under its specialty finance strategy, funding $274 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, purchased royalties generated by sales of life science products and related intellectual property and an unconsolidated equity investment in a company which retains the marketing authorization rights to a pharmaceutical product.

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

Reverse Stock Split

On October 7, 2015, the Company effected a 1-for-100 reverse stock split of its common stock, immediately followed by a 10-for-1 forward stock split of its common stock. For holders of greater than 100 shares prior to October 7, 2015, the net effect was a 1-for-10 reverse split. The number of shares of common stock underlying the Company’s options and warrants to acquire shares of common stock were adjusted accordingly. All applicable share data, per share amounts and related information in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and notes thereto have been adjusted retroactively to give effect to the stock splits.

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

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, useful lives of property and equipment, income taxes and contingencies, among others.  Some of these judgments can be subjective and complex, and consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-07, “Equity Method and Joint Ventures (Topic 323).” This guidance simplifies the accounting for equity method investments by eliminating the requirement in Topic 323 that requires an entity to retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when effective.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The amendments of ASU No. 2016-09 were issued as part of the FASB’s simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact that the adoption of this new standard will have on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230),” which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued this guidance with the intent of reducing diversity in practice with respect to classification of eight types of cash receipts and payments: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero coupon bonds, (3) contingent consideration payments after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption will be permitted for all entities and must be applied retrospectively to all periods presented but it may be applied prospectively if retrospective application would be impracticable.

Note 2. Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of outstanding shares of common stock, and when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted income (loss) per share for the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to SWK Holdings Corporation Stockholders	$3,121	(5,778)	$5,171	(3,896)

Denominator:
Weighted-average shares outstanding	13,132	12,991	13,127	12,986
Effect of dilutive securities	3	—	3	—

Weighted-average diluted shares	13,135	12,991	13,130	12,986

Basic income (loss) per share attributable to SWK Holdings Corporation Stockholders	$0.24	(0.44)	$0.39	(0.30)
Diluted income (loss) per share attributable to SWK Holdings Corporation Stockholders	$0.24	(0.44)	$0.39	(0.30)

For the three months ended September 30, 2016 and 2015, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 403,000 and 464,000 respectively, have been excluded from the calculation of diluted income (loss) per share as all such securities were anti-dilutive. For the nine months ended September 30, 2016 and 2015, outstanding stock options and warrants to purchase shares of common stock in aggregate of approximately 374,000, and 464,000, respectively, have been excluded from the calculation of diluted income per share as all such securities were anti-dilutive.

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

Portfolio	September 30, 2016	December 31, 2015
Term Loans	$69,018	$89,204
Royalty Purchases	21,107	17,224
Total before allowance for credit losses	90,125	106,428
Allowance for credit losses	(1,659)	(7,082)
Total carrying value	$88,466	$99,346

Credit Quality of Finance Receivables

The Company originates finance receivables to companies primarily in the life sciences sector. This concentration of credit exposes the Company to a higher degree of risk associated with this sector.

On a quarterly basis, the Company evaluates the carrying value of each finance receivable for impairment. A term loan is considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect the amounts due according to the loan contract, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The Company would generally place term loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain and they are 90 days past due for interest or principal, unless the term loan is both well-secured and in the process of collection. When placed on nonaccrual status, the Company would reverse any accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Generally, the Company would return a term loan to accrual status when all delinquent interest and principal become current under the terms of the credit agreement and collectability of remaining principal and interest is no longer doubtful. In certain circumstances, the Company may place a finance receivable on nonaccrual status but conclude it is not impaired.

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

•   regulatory environment; and

•   any other relevant factors predicting investment recovery.

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	September 30, 2016			December 31, 2015
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term Loans	$18,854	48,505	$67,359	$20,093	$62,029	$82,122
Royalty Purchases	—	21,107	21,107	—	17,224	17,224

Total carrying value	$18,854	69,612	$88,466	$20,093	$79,253	$99,346

As of September 30, 2016, the Company had two term loans associated with two portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $18.9 million. As of December 31, 2015, the Company had three term loans associated with three portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $20.1 million. Of the two nonaccrual term loans at September 30, 2016, neither are deemed to be impaired.

SynCardia Systems, Inc. (“SynCardia”)

  On June 24, 2016, SWK Funding LLC, a wholly-owned subsidiary of SWK Holdings Corporation, sold 100 percent of its debt and equity interests in SynCardia to an affiliate of Versa Capital Management for upfront cash consideration of $7.2 million plus additional certain future contingent payments. The Company’s interests in SynCardia included $22.0 million of a senior secured first lien loan, $13.0 million of second lien convertible notes, 2,323,649 shares of Series F preferred stock, 4,000 shares of common stock and 34,551 common stock purchase warrants. The carrying value, as of the date of sale, of the debt and equity interests in SynCardia was approximately $12.5 million. During the nine months ended September 30, 2016, the Company recognized $5.3 million of impairment expense related to the sale of its SynCardia assets.

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

On June 7, 2016, the Company entered into an amendment to the first lien term loan, which provided for an additional $0.5 million of liquidity under the first lien credit agreement. ABT drew down the full $0.5 million by July 13, 2016. On July 30, 2016 and September 12, 2016, the Company entered into additional amendments to the first lien term loan, which provided for an additional $1.0 million of liquidity under the first lien credit agreement. ABT drew down $0.9 million as of September 30, 2016.

The collateral for the loan has been individually reviewed, and the Company believes that the fair market value of the loan, less costs to sell, was greater than the recorded investments in the loans as of September 30, 2016. Based on the impairment analysis, the Company has determined that recording a provision for credit losses as of September 30, 2016 is not required. The Company obtained a third party valuation to support such assertion.

B&D Dental (“B&D”)

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60,000. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of September 30, 2016, the total amount funded was $7.9 million.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. The previously accrued and unearned interest have not been reversed nor has an allowance been recorded for this loan because the Company believes its collateral position is greater than the unpaid balance. The Company obtained a third party valuation to support such assertion.

During the first quarter of 2016, the Company executed additional amendments to the loan to advance an additional $0.3 million in order to directly pay critical vendors and protect the value of the collateral. No additional amendments were made in the second or third quarters of 2016. The Company believes its collateral position is greater than the unpaid balance; thus, accrued and unearned interest have not been reversed nor has an allowance been recorded as of September 30, 2016.

Besivance

On April 2, 2013, the Company purchased an effective 2.4 percent royalty on sales of Besivance® from InSite Vision for $6.0 million. Besivance is marketed by Bausch & Lomb, a unit of Valeant Pharmaceuticals. Recently the sales performance of Besivance has weakened due to substantial increases in sales chargebacks and various rebates (gross sales to net sales deductions) and lower sales volumes, which has resulted in material reductions in the product’s net sales and associated royalties’ payable to the Company. During the nine months ended September 30, 2016, the Company reduced its expectations for future royalty receipts and recognized an allowance for credit loss on the royalty purchase of $1.7 million.

Unfunded Loan Commitments

As of September 30, 2016, the Company had total unfunded loan commitments as follows (in millions):

DxTerity Diagnostics, Inc.	$2.5
Keystone Dental, Inc.	2.5
Thermedx LLC	1.0
Cambia	0.8
$6.8

All unfunded loan commitments are contingent upon reaching an established revenue threshold on or before a specified date or period of time per the terms of the credit agreements.

Note 4. Marketable Investments

Investment in securities at September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Corporate debt securities	$2,120	$2,857
Equity securities	1,386	2,429
Total	$3,506	$5,286

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$2,120	$—	$—	$2,120
Equity securities	1,437	—	(51)	1,386
	$3,557	$—	$(51)	$3,506

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$2,857	$—	$—	$2,857
Equity securities	2,429	—	—	2,429
	$5,286	$—	$—	$5,286

During the nine months ended September 30, 2016, and the year ended December 31, 2015, the Company had no sales of available-for-sale securities.

Equity Securities

The Company’s equity securities include 736,076 shares of Cancer Genetics common stock and 77,922 shares of Hooper Holmes common stock. During the three and nine months ended September 30, 2016, the Company recognized an other-than-temporary impairment expense of $0.2 million and $1.1 million, respectively, related to the Cancer Genetics common stock. As of September 30, 2016, the Cancer Genetics and Hooper Holmes equity securities are reflected at fair value of $1.3 million and $0.1 million, respectively, as available-for-sale securities.

Debt Securities

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3.0 million of a total of $100.0 million aggregate principal amount of senior secured notes due in November 2026.  The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $0.1 million on November 15, 2013. The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. During the three and nine months ended September 30, 2016, the Company recorded impairment expenses related to these notes of $0.1 and $0.9 million, respectively. Approximately $0.1 million of these expenses reflect the write off of interest accrued on these notes, with the remainder of the expense taken as an other than temporary impairment. The senior secured notes have been placed on non-accrual status as of September 30, 2016. Total cash collected during the nine months ended September 30, 2016 was $64,000, of which $23,000 was credited to the notes’ carry value. As of September 30, 2016, the notes are reflected at their estimated fair value of $2.1 million and classified as available-for-sale securities.

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

Unconsolidated VIEs

SWK HP has significant influence over the decisions made by Holmdel. SWK HP will receive quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. Until SWK HP received a 1x cash on cash return on its interest in Holmdel, SWK HP received approximately 84 percent of the pharmaceutical product’s cash flow. As the cash on cash multiple received by SWK HP increases, SWK HP’s interest in the cash flow generated by the pharmaceutical product decreases, but in no instance will it decline below 39 percent. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment.  SWK HP’s current ownership in Holmdel approximates 46 percent.  The Company accounts for its interest in the entity based on the timing of quarterly distributions, which are paid on a quarter lag basis.

For the three and nine months ended September 30, 2016, the Company recognized $1.3 million and $5.1 million, respectively, of equity method gains. The amount of equity method gains attributable to the non-controlling interests in SWK HP were $0.7 million and $2.6 million, respectively. For the three and nine months ended September 30, 2015, the Company recognized $1.6 million and $4.5 million of equity method gains, respectively. The amount of equity method gains attributable to the non-controlling interests in SWK HP were $0.8 million and $2.3 million for the three and nine months ended September 30, 2015, respectively.

In addition, SWK HP received cash distributions totaling $5.9 million during the nine months ended September 30, 2016, of which $3.0 million was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the nine months ended September 30, 2016 are as follows (in thousands):

Balance at December 31, 2015	$7,988
Add: Income from investments in unconsolidated entities	5,098
Less: Cash distribution from investments in unconsolidated entities	(5,851)
Balance at September 30, 2016	$7,235

The following table provides the financial statement information related to Holmdel for the comparative periods during which SWK HP has reflected its share of Holmdel income in the Company’s consolidated statements of income (in millions):

	As of September 30, 2016		Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Assets	$9.9	Revenue	$2.2	$8.4
Liabilities	$2.3	Expenses	$0.4	$1.1
Equity	$7.6	Net income	$1.8	$7.3

	As of December 31, 2015		Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Assets	$11.7	Revenue	$2.7	$7.5
Liabilities	$3.3	Expenses	$0.4	$1.1
Equity	$8.4	Net income	$2.3	$6.4

Note 6. Related Party Transactions

On September 6, 2013, in connection with entering into a new credit facility, the Company issued warrants to an affiliate of a stockholder, Carlson Capital, L.P. (the “Stockholder”), for 100,000 shares of the Company’s common stock at a strike price of $13.88. The warrants have a price dilution mechanism that was triggered by the price that shares were sold by the Company in a rights offering in 2014, and as a result, the strike price of the warrants was reduced to $13.48. In connection with the credit facility, the Company and the Stockholder and certain of the Stockholder’s affiliates, including the lender, entered into a Voting Rights Agreement restricting the Stockholder’s and such affiliates’ voting rights under certain circumstances and providing the Stockholder and such affiliates a right of first offer on certain future share issuances.

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants with a value of $0.2 million and $0.3 million as of September 30, 2016 and December 31, 2015, respectively, are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. Unrealized gains of $28,000 and $97,000 were included in other income (expense), net in the unaudited condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2016, respectively. An unrealized gain of $0.1 million and an unrealized loss of $45,000 were included in other income (expense), net in the unaudited condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2015, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2016	December 31, 2015
Dividend rate	0%	0%
Risk-free rate	1.1%	1.8%
Expected life (years)	3.9	4.7
Expected volatility	34.4%	33.3%

The changes on the value of the warrant liability during the nine months ended September 30, 2016 were as follows (in thousands):

Fair value – December 31, 2015	$259
Issuances	—
Changes in fair value	(97)
Fair value – September 30, 2016	$161

During the three and nine months ended September 30, 2015, the Company recognized interest expense totaling $0 and $0.4 million, respectively, consisting of debt issuance cost amortization. The Company did not recognize any interest expense during the three and nine months ended September 30, 2016.

Note 7. Stockholders’ Equity

Stock Compensation Plans

During the nine months ended September 30, 2015, the Board approved the following grants as compensation for Board services: (i) a grant of 3,366 shares of common stock as the pro-rated director compensation for the non-employee directors appointed on September 6, 2014; (ii) a grant of 3,000 shares to each non-employee director for services as a director for the period January 1, 2015 to September 30, 2015; and (iii) a grant of 9,971 shares of common stock in lieu of cash payments to the non-employee directors upon the voluntary election of such directors. The Company recorded board compensation expense relating to the quarterly grants of approximately $0.1 million and $0.5 million, respectively, during the three and nine months ended September 30, 2015.

During the nine months ended September 30, 2016, the Board approved compensation for Board services by granting 18,432 shares of common stock as compensation for the non-employee directors. During the nine months ended September 30, 2016, the Company recorded approximately $185,000 in board compensation expense relating to the quarterly grants. The aggregate stock-based compensation expense, including the board quarterly grants, recognized by the Company for the three and nine months ended September 30, 2016 was $0.1 million and $0.3 million, respectively.

The following table summarizes activities under the option plans for the nine months ended September 30, 2016:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2015	364,000	$12.05	7.4	$420.0
Options cancelled and retired	(170,250)	12.67
Options exercised	(18,750)	8.30
Options granted	15,000	9.61
Balances, September 30, 2016	190,000	$11.25	7.1	$109.5

Options vested and exercisable and expected to be vested and exercisable as of September 30, 2016	190,000	$11.25	7.1	$109.5
Options vested and exercisable as of September 30, 2016	31,250	$10.46	6.5	$27.4

At September 30, 2016, there were 0.3 million shares reserved for equity awards under the 2010 Stock Incentive Plan, and the Company had $0.1 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 2.9 years.

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2016:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$8.30	75,000	5.6	$8.30	18,750	$8.30
13.70	100,000	7.9	13.70	12,500	13.70
9.61	15,000	9.8	9.61	—	—
Total	190,000	7.1	$11.25	31,250	$10.46

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

Non-controlling Interests

As discussed in Note 5, SWK HP has a limited partnership interest in Holmdel. Changes in the carrying amount of the non-controlling interest in the unaudited condensed consolidated balance sheet for the nine months ended September 30, 2016, is as follows (in thousands):

Balance at December 31, 2015	$4,299
Add: Income attributable to non-controlling interests	2,588
Less: Cash distribution to non-controlling interests	(2,994)
Balance at September 30, 2016	$3,893

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three and nine months ended September 30, 2016.

The fair value of equity method investments is not readily available nor has the Company estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of its equity method investments included in the unaudited condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in affiliates.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,334	$—	$—	$1,334
Marketable investments	3,506	1,386	—	2,120

Financial Liabilities:
Warrant liability	$161	$—	$—	$161

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,900	$—	$—	$1,900
Marketable investments	5,286	2,429	—	2,857

Financial Liabilities:
Warrant liability	$259	$—	$—	$259

The changes on the value of the warrant assets during the nine months ended September 30, 2016 were as follows (in thousands):

Fair value – December 31, 2015	$1,900
Issuance	—
Settlements	(1,405)
Change in fair value	839
Fair value – September 30, 2016	$1,334

On June 30, 2016, Luminex Corporation acquired Nanosphere, Inc. (“Nanosphere”) for $1.70 per share, and concurrently, the Company entered into a warrant purchase agreement to sell 600,000 warrants that were issued pursuant to its 2015 warrant agreement with Nanosphere. The warrants were purchased at a price of $1.69 per share, for a total cash settlement of approximately $1.0 million. Prior to settlement, the Company reflected the warrants at their estimated fair value of $1.0 million. The Company recognized a gain of $3,900 on the sale of the warrants during the nine months ended September 30, 2016.

As a result of BTG plc’s acquisition of Galil Medical Ltd. (“Galil”) on June 24, 2016, the Company exercised its right to purchase and subsequently sell 5,882,353 Series B Preferred Shares that were issued pursuant to its 2014 Warrant to Purchase agreement with Galil. The shares were purchased at a price of $0.081 per share, for a net settlement of $0.4 million, which was recorded as an other receivable in other assets as of September 30, 2016. The Company recognized a $0.4 million gain on the sale of the shares during the nine months ended September 30, 2016.

The Company holds warrants issued to the Company in conjunction with certain term loan investments. These warrants meet the definition of a derivative and are included in the unaudited condensed consolidated balance sheets. The fair values for warrants outstanding, which do not have a readily determinable value, are measured using the Black-Scholes option pricing model. The following weighted average assumptions were used in the models to determine fair value:

	September 30, 2016	December 31, 2015
Dividend rate range	0%	0%
Risk-free rate range	1.1% to 1.4%	1.8% to 2.1%
Expected life (years) range	3.9 to 5.5	4.6 to10.0
Expected volatility range	88.8% to 95.9%	85.6% to 97.2%

 The following table presents the financial assets measured at fair value on a nonrecurring basis as of September 30, 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets
Impaired loans	$3,466	$—	$—	$3,466

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2016.

The following table presents the financial assets measured at fair value on a nonrecurring basis as of December 31, 2015 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets
Impaired loans	$12,500	$—	$—	$12,500

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2015.

Off-balance sheet financial instruments

Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

As of September 30, 2016 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and restricted cash	$66,438	$66,438	$66,438	$—	$—
Finance receivables	88,466	88,466	—	—	88,466
Marketable investments	3,506	3,506	1,386	—	2,120
Warrant assets	1,334	1,334	—	—	1,334

Financial Liabilities
Warrant liability	$161	$161	$—	$—	$161

As of December 31, 2015 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and restricted cash	$47,287	$47,287	$47,287	$—	$—
Finance receivables	99,346	99,346	—	—	99,346
Marketable investments	5,286	5,286	2,429	—	2,857
Warrant assets	1,900	1,900	—	—	1,900

Financial Liabilities
Warrant liability	$259	$259	$—	$—	$259

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

We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (together “life science”) and tailor our financial solutions to the needs of our business partners. Our business partners are primarily engaged in selling products that directly or indirectly cure diseases and/or improve people’s or animals’ wellness, or they receive royalties paid on the sales of such products. For example, our biotechnology and pharmaceutical business partners manufacture medication that directly treats disease states, whereas our life science tools partners sell a wide variety of research instrumentation to help other companies conduct research into disease states.

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

As of November 8, 2016, we have executed 22 transactions, deploying approximately $274 million, across a variety of opportunities. In counting our transactions, we generally consider a series of transactions with one partner company as a single transaction. In eight of the transactions, we participated alongside other investors; our investment advisory clients co-invested in two of these transactions. The other fourteen transactions were completed solely by SWK. Subsequent to closing on one of the eight transactions, however, we syndicated a portion of the loan to an investment advisory client and then subsequently purchased it back and partnered with another investor on a follow-on round for the same partner company.

The table below provides an overview of our outstanding transactions as of September 30, 2016.

(In thousands, except share data)
						Income Recognized
Royalty Purchases and Financings	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Rate	YTD	Q3
Besivance®	Ophthalmic antibiotic	(1)	$6,000	$3,466	N/A	$447	$96
Tissue Regeneration Therapeutics	Umbilical cord banking	(2)	3,250	3,388	N/A	396	178
Cambia®	NSAID migraine treatment	(3)	8,500	8,353	N/A	853	262
Secured Royalty Financing	Women's health	(4)	3,000	2,120	11.5%	92	—
Forfivo XL®	Depressive disorder treatment		6,000	5,901	N/A	291	291

							Income Recognized
Term Loans	Type	Footnote	Principal	Maturity Date	GAAP Balance	Rate	YTD	Q3
Tribute Pharmaceuticals Canada, Inc.	First Lien	(5)	$14,000	12/31/18	$—	13.5%	$1,183	$—
SynCardia Systems, Inc.	First Lien	(6)	22,000	03/05/18	—	13.5%	—	—
SynCardia Systems, Inc.	Second Lien Royalty	(7)	6,000	02/13/15	—	N/A	—	—
SynCardia Systems, Inc.	Second Lien Convert	(8)	13,000	03/05/18	—	10.0%	—	—
B&D Dental Corporation	First Lien	(9)	7,931	12/10/18	7,931	13.5%	—	—
ABT Molecular Imaging	Second Lien Royalty	(10)	10,000	10/08/21	10,923	N/A	—	—
ABT Molecular Imaging	First Lien	(10)	2,133	06/30/16	2,133	6.5%	49	27
Galil Medical Group	First Lien		12,500	12/09/19	—	13.0%	1,816	—
DxTerity Diagnostics	First Lien		5,000	04/06/21	4,961	13.5%	543	183
Hooper Holmes, Inc.	First Lien	(11)	5,000	04/17/18	2,882	15.0%	1,149	138
Nanosphere, Inc.	First Lien	(12)	10,000	05/14/21	—	12.5%	3,049	—
Soluble Systems, Inc.	First Lien		12,000	05/30/20	12,694	13.3%	1,649	652
Thermedx, LLC	First Lien	(13)	2,500	05/05/21	2,632	N/A	197	123
Keystone Dental, Inc.	First Lien		17,500	05/20/21	17,255	13.0%	877	622
Tenex Health, Inc.	First Lien		6,000	06/30/21	5,947	12.0%	211	211

				Income Recognized
Other	Footnote	Funded Amount	GAAP Balance	YTD	Q3
Holmdel Pharmaceuticals, LP	(14)	$6,000	$7,235	$5,098	$1,296
Cancer Genetics (Common Stock)		—	1,288	N/A	N/A
Hooper Holmes (Common Stock)	(11)	—	98	N/A	N/A
SynCardia Systems, Inc. (Series F Preferred Stock)	(8)	—	—	—	—

					Change in Fair Value
Warrants to Purchase Common Stock	Footnote	Number of Shares	Exercise Price per Share	GAAP Balance	YTD	Q3
Tribute Pharmaceuticals Canada, Inc.	(5)	1,843,222	Various	$827	$(510)	$311
SynCardia Systems, Inc.	(7)	—	Various	—	—	—
B&D Dental Corporation		225	4.00	—	—	—
ABT Molecular Imaging		5,000,000	0.20	—	—	—
Galil Medical Group	(15)	—	0.09	—	391	—
DxTerity Diagnostics		161,246	2.33	—	—	—
Hooper Holmes, Inc.	(11)	543,478	1.30	507	307	157
Nanosphere, Inc.	(12)	—	0.01	—	651	—
Soluble Systems, Inc.	(16)	1,209,068	0.99	—	—	—
Keystone Dental, Inc.		694,445	1.26	—	—	—
Tenex Health, Inc.		2,693,878	0.37	—	—	—

	Assets	YTD Income	Q3
Total Finance Receivables	$88,466	$12,710	$2,783
Total Marketable Securities	3,506	92	—
Total Net Investment in Subsidiary	3,342	5,098	1,296
Fair Value of Warrant Assets	1,334	—	—
Total Assets/Income	$96,648	$17,900	$4,079

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
(4) Purchased $3,000 of a total $100,000 aggregate amount. Notes are secured by certain royalty and milestone payments associated with the sales of pharmaceutical products. An other-than-temporary impairment charge of $713 was recognized in the second quarter of 2016 and $138 of accrued interest was written off in the third quarter of 2016.
(5) Repaid on February 5, 2016. Warrants are exercisable into shares of Aralez Pharmaceuticals.
(6) In conjunction with the first lien credit agreement, SynCardia issued us 40,000 shares of common stock. Loan placed on non-accrual status. In August 2015, we purchased $15,500 face value for $6,600. Loan sold for $7,200 cash on June 25, 2016. We recognized $5,300 impairment expense during the second quarter of 2016.
(7) Repaid on February 13, 2015 for total consideration to SWK of $10,200, comprised of $1,800 in cash, $6,900 of second lien convertible notes and 1,079,138 shares of Series F Preferred Stock. SWK recognized impairment expense of $3,230 on Series F Preferred Stock in the fourth quarter of 2015.
(8) Received $6,100 principal value with first lien purchase noted above in (7). Placed on nonaccrual status and written off in September 2015.
(9) In the aggregate, executed seven amendments to the loan to advance additional $1,962 during 2015 and first quarter of 2016. B&D is pursuing asset sales to retire debt.
(10) December 2015 payment to us was blocked by first lien lender; we purchased senior first lien credit facility at par in February 2016. Interest is being paid current on the first lien; first lien maturity date has not been extended.
(11) Executed two amendments during the first quarter of 2016 and received $150 of Hooper stock as amendment fees. Collateral position improved to first lien as a result of Hooper refinancing its working capital facility on April 29, 2016. We executed one amendment in the second quarter of 2016 as a result of covenant misses and to defer the August 2016 principal payment. In conjunction with the second quarter amendment, we received a significant reduction in outstanding warrant strike price. Hooper also raised $1.8 million new equity to comply with restated covenants.
(12) Repaid on June 30, 2016. Warrants were exercised for cash.
(13) Funded $2,500 on May 5, 2016. $1,000 unfunded commitment remains as of November 8, 2016.
(14) Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product. SWK Holdings GP acquired a direct general partnership interest in SWK HP. SWK HP acquired a direct limited partnership interest in Holmdel.
(15) Galil warrants were exercised for $391 cash as part of company sale.
(16) Warrant value subject to value caps under certain circumstances.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Other than $0.8 million potentially payable to the seller of the Cambia® royalty noted in Note (3) above, there are no other earn-out payments contracted to be paid by us to any of our partner companies. As of November 8, 2016, we have $6.8 million of unfunded commitments on loan transactions. For additional information regarding these transactions, see Notes 3, 4 and 5 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 24, 2016. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a listing of recent accounting pronouncements.

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenues

We generated revenues of $4.2 million for the three months ended September 30, 2016, driven primarily by $2.8 million in interest and fees earned on our finance receivables, and $1.3 million in income related to our investment in an unconsolidated partnership. We generated revenues of $5.7 million for the three months ended September 30, 2015, driven primarily by $4.1 million in interest and fees earned on finance receivables and marketable securities, and $1.6 million in income related to our investment in an unconsolidated partnership. The decrease in revenue is primarily driven by the decrease in interest income resulting from loan payoffs that occurred in the fourth quarter of 2015 through the first half of 2016, totaling $2.1 million. This was offset by revenue of $1.2 million from new loans that were initiated during the nine months ended September 30, 2016.

Provision for Loan Credit Losses and Impairment Expense

No impairment expense on the fair value of finance receivables was recognized during the three months ended September 30, 2016. We recognized loan credit loss provision expense of $8.1 million on two terms loans, and the carrying value of the secured loans were reduced to their respective fair market values during the three months ended September 30, 2015.

We recognized security impairment expense during the three months ended September 30, 2016 on our equity security of $0.2 million to reflect the security at its fair market value as of September 30, 2016. We also recorded an impairment charge of $0.1 million in connection with a write-off of interest receivable associated with our debt security. We recognized impairment expense of $3.2 million on one equity security to reflect the security at its fair market value as of September 30, 2015.

Please refer to Item 1. Financial Statements, Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding the impairments recognized during the three months ended September 30, 2016.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $0.6 million for the three months ended September 30, 2016 from $0.5 million for the three months ended September 30, 2015 due to an increase in bonus expense of $0.3 million. This was offset by a decrease of $0.2 million in professional fees and stock-based compensation.

Other Income (Expense), Net

 Other income (expense), net for the three months ended September 30, 2016, reflected a net fair market value gain of $0.5 million on our warrant derivatives compared to a $2.0 million net fair market value loss for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenues

We generated revenues of $18.1 million for the nine months ended September 30, 2016, driven primarily by $12.8 million in interest and fees earned on our finance receivables and marketable securities, and $5.1 million in income related to our investment in an unconsolidated partnership. We generated revenues of $16.9 million for the nine months ended September 30, 2015, driven primarily by $12.4 million in interest and fees earned on finance receivables and marketable securities, and $4.5 million in income related to our investment in an unconsolidated partnership. The increase in revenue is primarily driven by two loan pay-offs of $3.0 million in the first and second quarters of 2016 and revenue of $1.6 million from new loans that were initiated during the nine months ended September 30, 2016. Income related to our investment in an unconsolidated partnership increased $0.6 million when compared to the nine months ended September 30, 2015. The increase in revenue was offset by the impact of a $3.8 million loan exit payment in the fourth quarter of 2015 and the impact of an impaired loan on nonaccrual status that was paid off in the second quarter of 2016.

Provision for Loan Credit Losses and Impairment Expense

We recognized loan credit loss provision expense on a royalty purchase of $1.7 million during the nine months ended September 30, 2016. We recognized loan credit loss provision expense of $10.7 million on three terms loans, and the carrying value of the secured loans were reduced to their respective fair market values during the nine months ended September 30, 2015.

We recognized security impairment expense during the nine months ended September 30, 2016 on debt and equity securities of $0.7 million and $1.1 million, respectively, to reflect the securities at their fair market values of $2.1 million and $1.4 million, respectively, as of September 30, 2016. We also recorded an impairment charge of $0.1 million related to a write-off of interest receivable associated with our debt security. Also, during the nine months ended September 30, 2016, we recorded an impairment expense for a loan write-off of $5.3 million. We recognized security impairment expense of $3.2 million during the nine months ended September 30, 2015 on one equity security to reflect the security at its fair market value as of September 30, 2015.

Please refer to Item 1. Financial Statements, Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding the impairments taken during the nine months ended September 30, 2016.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased to $2.3 million for the nine months ended September 30, 2016 from $2.6 million for the nine months ended September 30, 2015, which was due to a decrease in compensation and stock-based compensation.

Interest Expense

Interest expense was $0 for the nine months ended September 30, 2016 compared to $0.4 million for the nine months ended September 30, 2015. All interest expense for the nine months ended September 30, 2015 was from the acceleration of debt issuance cost amortization.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2016, reflected a net fair market value gain of $0.9 million on our warrant derivatives compared to a $3.2 million net fair market value loss for the nine months ended September 30, 2015.

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

As of September 30, 2016, we had NOLs for federal income tax purposes of $405.0 million. The federal net operating loss carryforwards if not offset against future income, will expire by 2032, with the majority expiring by 2021.

We also had federal research credit carryforwards of $2.7 million. The federal credits will expire by 2029.

Liquidity and Capital Resources

As of September 30, 2016, we had $66.4 million in cash and cash equivalents, compared to $47.3 million in cash and cash equivalents as of December 31, 2015. Other than the impact of cash generated by our operations, the primary driver of the increase in our cash balance was loan payoffs totaling $45.6 million, partially offset by new investments of $31.4 million.

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

As of September 30, 2016, our portfolio contains $88.5 million of finance receivables, $3.5 million of marketable investments and a net $3.3 million of investment in unconsolidated subsidiaries, net of non-controlling interests. We expect these assets to generate income greater than our expenses in 2016. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2016.

We may borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. We currently do not have access to a credit facility or other forms of borrowing.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the partner defaults and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Other than $0.8 million potentially payable to the seller of the Cambia® royalty, there are no other earn-out payments contracted to be paid by us to any of our partner companies. We have $6.8 million of unfunded commitments on loan transactions as of September 30, 2016.

We believe that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended September 30, 2016, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2016 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the nine months ended September 30, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2016.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)

