Form 10-K
period 2016-12-31
SWK Holdings Corp
filed 2017-03-17
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $40,720,250 based on the June 30, 2016, closing price of the Registrant’s Common Stock on such date as reported on the OTCQB Marketplace of $10.29.

On March 17, 2017, the Registrant had outstanding approximately 13,144,292 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders	PART III

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2016

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

ITEM 1. BUSINESS

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

We fill a niche that we believe is underserved in the sub-$50 million transaction size. Since many of our competitors that provide non-traditional debt and/or longer term, royalty-related financing options have much greater financial resources than us, they tend not to focus on transaction sizes below $50 million as it is generally inefficient for them to do so. In addition, we do not believe that a sufficient number of other companies offer similar types of long-term financing options to fill the demand of the sub-$50 million market. As such, we believe we face less competition from such investors in transactions that are less than $50 million.

We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (together “life science”) and we tailor our financial solutions to the needs of our business partners. Our business partners are primarily engaged in selling products that directly or indirectly cure diseases and/or improve people’s or animals’ wellness, or they receive royalties paid on the sales of such products. For example, our biotechnology and pharmaceutical business partners manufacture medication that directly treat disease states, whereas our life science tools partners sell a wide variety of research instrumentation to help other companies conduct research into disease states.

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

Our investment advisory agreements are currently non-discretionary, and each client determines individually if it wants to participate in a transaction. Each account receives its pro rata allocation for a transaction based on which clients opt into a transaction, and each account receives its pro rata allocation of income produced by a transaction in which it participates. Clients pay us management and incentive fees according to a written investment advisory agreement, and we negotiate fees based on each client’s needs and the complexity of the client’s requirements. Fees paid by clients may differ depending upon the terms negotiated with each client and are paid directly by the client upon receipt of an invoice from us. We may seek to raise discretionary capital from similar investors in the future.

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

Tax Attributes

We view our ability to carry forward our net operating losses, or NOLs, as an important and substantial asset. On January 26, 2006, in order to preserve stockholder value by protecting our ability to carry forward our NOLs, we entered into a rights agreement that provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 4.9 percent or more of our outstanding common stock without the prior approval of our board of directors. Our current rights agreement (the “Rights Agreement”) was entered into as of April 8, 2016 and has an expiration date of April 8, 2019. Under the Rights Agreement, Carlson Capital, L.P. and its affiliates (collectively, “Carlson”), are designated as Exempt Persons (as defined in the Rights Agreement) unless they own more than 76 percent of the outstanding shares of our common stock in the aggregate.

At this time, under current law, we do not anticipate that our life science business strategy will generate sufficient income to permit us to utilize all of our NOLs prior to their respective expiration dates. As such, it is possible that we might pursue additional strategies that we believe might result in our ability to utilize more of our NOLs.

Competition

Our markets are very competitive. We face competition in the pursuit of outside investors, investment management clients and opportunities to deploy our capital in attractive healthcare related companies. Our primary competitors provide financing to prospective companies and include non-bank financial institutions, federal or state chartered banks, venture debt funds, venture capital funds, private equity funds, pharmaceutical royalty and other investment funds, business development companies and investment banks. Many of these entities have greater financial and managerial resources than we have. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create a competitive disadvantage for us. As a result, we tend not to compete on price, but instead focus on our industry experience, flexible financing options and speed to evaluate and complete a transaction. In addition, since many of our competitors that provide non-traditional debt and/or longer term, royalty-related financing options have much greater financial resources than us, they tend not to focus on transaction sizes below $50 million as it is generally inefficient for them to do so. As such, we believe we face less competition from such investors in transactions that are less than $50 million.

For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Employees

As of December 31, 2016 we had four full-time employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Our internet site is http://www.swkhold.com. We will make available free of charge through our website in the “Investor Relations – SEC Filings” section our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also, posted on our website in the “Investor Relations — Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Governance Committee as well as our Code of Ethics and Insider Trading Policy governing our directors, officers and employees. Information on or accessible through our website is not a part of, and is not incorporated into, this report.

ITEM 1A. RISK FACTORS

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

Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more or fuller relationships with potential business partners than us. Furthermore, many of our competitors are not subject to the maintenance of an exception or exemption from regulation as an investment company, which may allow them more flexibility in advancing capital to companies we may also target such as advancing debt capital that is not repaid by royalty streams or revenue interests. We cannot assure you that the competitive pressures we face will not have a materially adverse effect on our business, financial condition and results of operations. Also, as a result of existing and increasing competition and our competitors’ ability to provide a total financing package solution, inclusive of both debt and equity capital, we may not be able to take advantage of attractive business opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our business objectives.

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

As of December 31, 2016, we had NOL carryforwards for U.S. federal income tax purposes of $404.0 million. The U.S. federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOL carryforward amounts to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5 percent stockholders, applying certain look-through and aggregation rules) increases by more than 50 percent over such stockholders’ lowest percentage ownership during the testing period (generally three years). New issuances of our common stock, which is within our control, and purchases of our common stock in amounts greater than specified levels, which are beyond our control, could create an additional limitation on our ability to utilize our NOL carryforward amounts for tax purposes in the future. Limitations imposed on our ability to utilize NOL carryforward amounts could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOL carryforward amounts to expire unused, in each case reducing or eliminating the expected benefit to us. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOL carryforward amounts before they expire. If any of these events occur, we may not derive some or all of the benefits from our NOL carryforward amounts.

The Trump Administration has signaled several potential initiatives on tax policy and reform since the November 2016 election; however, it is unclear, what, if any, of these initiatives will become law and ultimately impact the potential utilization of our NOLs, either positively or negatively. For example, one of the proposals from the Trump Administration would restrict the deduction for NOLs to 90 percent of net taxable income, but allow NOLs to be carried forward indefinitely and increased by a factor reflecting inflation and the real return to capital. If enacted, the majority of our NOLs would no longer be subject to expiration, but our ability to utilize them would be restricted. If corporate tax rates are reduced in the U.S., our ability to offset income by utilizing our NOLs will be inherently less valuable as a result of the lower tax rate structure.

We are dependent upon our key management personnel for our future success.

We depend on the diligence, skill and network of business contacts of our senior management and their access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service of this senior management team, in particular, Winston L. Black, Chief Executive Officer. His departure could have a materially adverse effect on our ability to achieve our business objectives. In addition, we have very few employees, so the loss of any employee could be disruptive to our business.

If we are unable to obtain additional debt or equity financing on commercially reasonable terms our business could be materially adversely affected.

As of December 31, 2016 we had $32.2 million of cash on the balance sheet. We have limited capital to execute our business strategy and will need to obtain additional debt or equity financing to fund future growth and obtain funds which may be made available for investments. If we are unable to enter into new debt or equity financing arrangements on commercially reasonable terms, our liquidity may be reduced significantly, and as a result, our ability to implement and grow our business strategy could be materially impacted.

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

Our investments in debt backed by royalty streams and revenue interests paid by our prospective partner companies and the products underlying the royalty streams and revenue interests in which we invest may be risky, and we could lose all or part of our investment.

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

In addition, the middle-market companies to which we are targeting to advance debt are subject to a number of other significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their financial obligations that we hold, which may be accompanied by a deterioration in the value of their assets or of any collateral with respect to any financial obligations and a reduction in the likelihood of our realizing on any guarantees we may have obtained in connection with our investment;

•	they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a materially adverse impact on our partner company, and in turn, on us;
•	they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and
•	they may have difficulty accessing the capital markets to meet future capital needs.

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

In addition, under circumstances where a partner company does not achieve commercial success or achieves lower sales than we anticipate, and the partner company requires additional capital that other stakeholders are not willing or are otherwise unable to provide, we may determine it is in our best interest to advance additional capital to such partner company in order to preserve the partner company’s collateral value and protect our investment. Any additional capital that we decided to advance would be subject to additional risk. We could lose all of any additional investment.

Fluctuations in the price of the common stock of our publicly traded holdings and the price at which we sell such holdings may affect the price of our common stock.

From time to time, we may hold equity interests in companies that are publicly traded. Fluctuations in the market prices of the common stock of publicly traded holdings may affect the price of our common stock. Historically, the market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance.

In addition, we may be unable to sell our holdings of public equities at then-quoted market prices. The trading volume and public float in the common stock of a publicly traded partner company may be small relative to our holdings. As a result, any significant open-market divestiture by us of our holdings in such a partner company, if possible at all, would likely have a material adverse effect on the market price of its common stock and on our proceeds from such a divestiture. Also, registration and other requirements under applicable securities laws and contractual restrictions also may adversely affect our ability to dispose of our partner company holdings on a timely basis.

Currently, we have a limited number of assets, which subjects our aggregate returns, and the value of our common stock, to a greater risk of significant loss if any of our debt securities declines in value or if any of our royalty investments substantially underperforms our expectations.

A consequence of our currently limited number of assets is that the aggregate returns we realize may be significantly adversely affected if one or more of our significant partner company investments perform poorly or if we need to write down the value of any one significant investment.

We generally do not control our partner companies.

We generally only hold royalties, debt backed by royalties, and revenue interests that are issued by our partner companies. As such, we do not, and do not expect to, control any of our partner companies, even though we may have board representation or board observation rights, and the debt agreements may contain certain restrictive covenants that limit the business and operations of our partner companies. As a result, we are subject to the risk that a partner company may make business decisions with which we disagree, and the management of such company may take risks or otherwise act in ways that do not serve our interests.

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

Royalties generally, and the royalty-related income we expect to receive in the future, will directly or indirectly depend upon the marketing efforts of third parties, particularly large pharmaceutical companies that license the right to manufacture and sell products from technology innovators in exchange for royalty payments from the licensees to the licensors, with whom we may transact. These licensees may be motivated to maximize income by allocating resources to other products, and in the future, may decide to focus less attention on the products that pay royalties in which we have an economic interest. In addition, there can be no assurance that any of the licensees has adequate resources and motivation to continue to produce, market and sell such products in which we have a royalty-related interest. Moreover, the license agreement creating the right to receive royalties may not have specific sales targets, and the licensee typically has exclusive or substantial discretion in determining its marketing plans and efforts. As a result, the licensee may not be restricted from abandoning a licensed product or from developing or selling a competitive product. In addition, in the event that a license expires or is terminated, we would be dependent upon the licensor of the license to find another marketing partner. There can be no assurance that another licensee could be found on favorable terms, or at all, or that the licensor will be able to assume marketing, sales and distribution responsibility for its own account. These factors may materially adversely affect any of our future royalty-related assets.

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

The quality of our financing receivables depends on the creditworthiness of our partner companies and their ability to fulfill their obligations to us. We maintain an allowance for credit losses on our financing receivables to provide for credit defaults and non-performance. The amount of our allowance reflects management’s judgment of losses inherent in the portfolio. However, the economic environment is dynamic, and our portfolio credit quality could decline in the future.

Our allowance for credit losses may not keep pace with changes in the credit-worthiness of our partner companies or in collateral values. If the credit quality of our partner companies declines, if the risk profile of a market, industry, or group of partner companies changes significantly, or if the markets for financing receivables or other collateral deteriorates significantly, our allowance for credit losses may prove inadequate, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

The recent rise in LIBOR rates could have an adverse impact on the ability of our partner companies to service their debt obligations to us.

Many of our debt transactions contain LIBOR-based floating interest rates with minimum LIBOR floors. The minimum LIBOR floor insulates partner companies from an increase in LIBOR until the reference LIBOR rate reaches the minimum floor threshold, typically 1 percent. If LIBOR increases above the floor rate, the net effect will be an increase in the interest cost to the borrower. Most of our borrower partners do not hedge their LIBOR rate exposure, and as a result of an increase of LIBOR above the minimum floor threshold, they will experience an increase in the effective interest rate of their debt obligations to us. If LIBOR increases materially, the increased cost of debt service will similarly increase materially. If our partner companies are not adequately capitalized or are unable to generate sufficient income from operations, the increase debt burden caused by increased LIBOR rates could materially and adversely affect the operations of a partner company, which in turn, would impair our ability to timely collect principal and interest payments owed to us.

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

Any of these factors could materially and adversely affect the operations of a partner company in this industry or the licensee’s operations, which in turn, would impair our ability to timely collect principal and interest payments owed to us or decrease our royalty-related income.

The pharmaceutical industry is subject to numerous risks, including competition, extensive government regulation, product liability, patent exclusivity and commercial difficulties.

Our assets include royalties and royalty linked debt that are paid on sales of pharmaceutical products, which are subject to numerous risks. The successful and timely implementation of the business model of our specialty pharmaceutical and drug discovery partner companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the ability of our partner companies to continue effectively marketing their existing product portfolio, and to develop and acquire innovative products and technologies that improve efficacy, safety, patients’ and clinicians’ ease of use and cost-effectiveness is important to the success of such partner companies. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from competitors. Failure by our partner companies to successfully commercialize existing, or planned products, or acquire other new products, could have a material adverse effect on our business, financial condition and results of operations. In addition, the ability of generic manufactures to invalidate a partner company’s patents protecting its products or to invalidate the patents supporting products in which we receive royalty-related income could have a material adverse effect on our business.

Some of our partner companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others.

Our partner companies assert various forms of intellectual property protection. Intellectual property may constitute an important part of partner company assets and competitive strengths, particularly for royalty monetization transactions. Federal law, most typically copyright, patent, trademark and trade secret laws, generally protects intellectual property rights. Although we expect that our partner companies will take reasonable efforts to protect the rights to their intellectual property, third parties may develop similar intellectual property independently or attempt to abandon intellectual property licenses if it is determined such intellectual property from a partner company is no longer needed. Moreover, the complexity of international trade secret, copyright, trademark and patent law, coupled with the limited resources of our partner companies and the demands of quick delivery of products and services to market, create a risk that partner company efforts to prevent misappropriation of their technology will prove inadequate.

Some of our partner companies also license intellectual property from third parties and it is possible that they could become subject to infringement actions based upon their use of the intellectual property licensed from those third parties. Our partner companies generally obtain representations as to the origin and ownership of such licensed intellectual property. However, this may not adequately protect them. Any claims against our partner companies’ proprietary rights, with or without merit, could subject the companies to costly litigation and divert their technical and management personnel from other business concerns. If our partner companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by our partner companies will increase and their profits, if any, will decrease.

Third parties have and may assert infringement or other intellectual property claims against our partner companies based on their patents or other intellectual property rights. Even though we believe our partner companies’ products do not infringe any third party’s patents, they may have to pay substantial damages, possibly including treble damages, if it is ultimately determined that they do. They may have to obtain a license to sell their products if it is determined that their products infringe on another person’s intellectual property. Our partner companies might be prohibited from selling their products before they obtain a license, which, if available at all, may require them to pay substantial royalties. Even if infringement claims against our partner companies are without merit, defending these types of lawsuits takes significant time, is expensive and may divert management attention from other business concerns.

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

Since October 2005, our common stock has been quoted on the OTCQB or its predecessor. The OTCQB is generally considered less efficient than exchanges such as The New York Stock Exchange and The NASDAQ Stock Market. Quotation of our common stock on the OTCQB may reduce the liquidity of our securities, limit the number of investors who trade in our securities, result in a lower stock price and larger spread in the bid and ask prices for shares of our common stock and could have an adverse effect on us. Additionally, we may become subject to the SEC rules that affect “penny stocks,” which are stocks below $5.00 per share that are not listed on a national exchange. These SEC rules would make it more difficult for brokers to find buyers for our securities and could lower the net sales prices that our stockholders are able to obtain. If our common stock again becomes subject to those rules, we may not be able to raise equity capital.

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

As of December 31, 2016, funds affiliated with Carlson owned (including the 100 thousand shares of common stock underlying the warrant held by Double Black Diamond Offshore Ltd. (“Double Black”)), in the aggregate 69 percent of our combined issued and outstanding common stock, unvested restricted stock, and common stock underlying the warrant. Michael Weinberg, the chairman of our board of directors, and Christopher W. Haga, a director, are employees of Carlson. Due to the large percentage of ownership by funds affiliated with Carlson, including Double Black, they have the ability to control or exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or other significant transaction. The investment objectives of Carlson and its affiliates may from time to time be different than or conflict with those of our other stockholders.

In addition, pursuant to the terms of a Stockholders’ Agreement entered into on August 18, 2014, funds affiliated with Carlson have the right to approve specific transactions, including the incurrence of indebtedness over specified amounts, the sale of assets over specified amounts, declaration of dividends, loans, capital contributions to or investments in any third party over specified amounts, changes in the size of the board of directors and changes in our chief executive officer.

We have adopted provisions in our certificate of incorporation and bylaws, and a stockholder rights plan that could delay or prevent an acquisition of the Company.

The board of directors has the authority to issue up to 5 million shares of preferred stock. Without any further vote or action on the part of the stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges, and restrictions of the preferred stock. This preferred stock, if issued, might have preference over and harm the rights of the holders of common stock. Although the ability to issue this preferred stock provides us with flexibility in connection with possible acquisitions and other corporate purposes, it can also be used to make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

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

Generally, a company is an “investment company” if it is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities or owns or proposes to own investment securities having a value exceeding 40 percent of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, unless an exception, exemption or safe harbor applies. We refer to this investment company definition test as the “40 percent test.”

We monitor our compliance with the 40 percent test and seek to conduct our business activities to comply with this test. It is not feasible for us to be regulated as an investment company because the restrictions imposed by the 1940 Act rules are inconsistent with our strategy. In order to continue to comply with the 40 percent test, we may need to take various actions which we might otherwise not pursue. The actions we may need to take to address these issues while maintaining compliance with the 40 percent test (or another exception or exemption from regulation as an investment company), include restructuring or terminating the Company, could adversely affect our ability to create and realize stockholder value.

Because we operate through our subsidiaries, our ability to comply with the 40 percent test is dependent on the ability of certain of our subsidiaries to rely on an exclusion or exemption from investment company registration. In this regard, one of our subsidiaries currently relies on the exclusion from investment company registration provided by Section 3(c)(5)(A) under the 1940 Act. Section 3(c)(5)(A), as interpreted by the staff of the SEC, requires us to invest at least 55 percent of our assets in “notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services” (or Qualifying Assets).

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

The rules and interpretations of the SEC and the courts, relating to the definition of “investment company” are highly complex in numerous respects. While we intend to conduct our operations so that we will not be deemed an investment company, we can give no assurances that we will not be deemed an “investment company” and be required to register under the 1940 Act. If we were to be deemed an “investment company,” restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our shares. In addition, we could be subject to legal actions by regulatory authorities and others and could be forced to dissolve. The costs of defending any such actions could constitute a material part of our assets and dissolution could have materially adverse effects on our company and the value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB Marketplace, under the symbol “SWKH.” The table below sets forth the high and low bid prices of our common stock on the OTCQB Marketplace during the periods indicated. These prices represent quotations between dealers without adjustment for retail markup, mark down or commissions, and may not represent actual transactions. The table below adjusts all stock prices for the reverse split, which is described further below:

	High	Low
Fiscal 2015
First Quarter	$16.10	$13.00
Second Quarter	16.40	15.20
Third Quarter	16.50	13.60
Fourth Quarter	14.50	10.97

Fiscal 2016
First Quarter	$11.10	$10.00
Second Quarter	10.50	9.20
Third Quarter	10.50	9.25
Fourth Quarter	10.44	8.85

Holders of Record

There were approximately 143 stockholders of record of our common stock as of February 13, 2017. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and do not anticipate paying any cash dividends in the foreseeable future.

Reverse Stock Split

On October 7, 2015, we effected a 1-for-100 reverse stock split of our common stock, immediately followed by a 10-for-1 forward stock split of our common stock. For holders of greater than 100 shares prior to October 7, 2015, the net effect was a 1-for-10 reverse split. The number of shares of common stock underlying the Company’s options and warrants to acquire shares of common stock were adjusted accordingly. All applicable share data, per share amounts and related information in this annual report, including the consolidated financial statements and notes thereto, have been adjusted retroactively to give effect to the stock splits. See further discussion of stock splits in Note 7 to such financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

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

See “Business,” included in Part I, Item 1 of this report for further discussion of our overall business and strategy. The table below provides an overview of our portfolio as of December 31, 2016:

(in thousands, except share data)

						Income Recognized
Royalty Purchases and Financings	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Rate	YTD	Q4	Active Investment as of 12/31/16
Besivance®	Ophthalmic antibiotic	(1)	$6,000	3,338	N/A	$533	86	Yes
Tissue Regeneration Therapeutics	Umbilical cord banking	(2)	3,250	3,448	N/A	509	113	Yes
Cambia®	NSAID migraine treatment	(3)	8,500	8,236	N/A	1,151	298	Yes
Secured Royalty Financing	Women’s health	(4)	3,000	1,564	11.5%	92	—	Yes
Forfivo XL®	Depressive disorder treatment		6,000	5,748	N/A	527	236	Yes
Narcan®	Opioid overdose treatment	(22)	13,750	13,755	N/A	—	—	Yes

							Income Recognized
Term Loans	Type	Footnote	Principal	Maturity Date	GAAP Balance	Rate	YTD	Q4	Active Investment as of 12/31/16
Tribute Pharmaceuticals Canada, Inc.	First Lien	(5)	14,000	12/31/18	—	13.5%	$1,183	—	No
SynCardia Systems, Inc.	First Lien	(6)	22,000	03/05/18	—	13.5%	—	—	No
SynCardia Systems, Inc.	Second Lien Royalty	(7)	6,000	02/13/15	—	N/A	—	—	No
SynCardia Systems, Inc.	Second Lien Convert	(8)	13,000	03/05/18	—	10.0%	—		No
B&D Dental Corporation	First Lien	(9)	8,117	12/10/18	8,117	13.5%	—	—	Yes
ABT Molecular Imaging	Second Lien Royalty	(10)	10,000	10/08/21	10,923	N/A	—	—	Yes
ABT Molecular Imaging	First Lien	(10)	2,283	06/30/16	2,283	6.5%	91	42	Yes
Galil Medical Group	First Lien		12,500	12/09/19	—	13.0%	1,818	2	No
DxTerity Diagnostics	First Lien	(11)	7,500	04/06/21	7,443	13.5%	713	170	Yes
Hooper Holmes, Inc.	First Lien	(12)	5,000	04/17/18	2,888	15.0%	1,703	554	Yes
Nanosphere, Inc.	First Lien	(13)	8,000	05/14/21	—	12.5%	3,049	—	No
Soluble Systems LLC	First Lien		12,397	05/30/20	12,438	13.3%	1,812	163	Yes
Keystone Dental, Inc.	First Lien	(14)	17,500	05/20/21	17,263	13.0%	1,516	639	Yes
Thermedx, LLC	First Lien	(15)	2,500	05/05/21	2,698	N/A	326	129	Yes
Tenex Health, Inc.	First Lien		6,000	06/30/21	5,963	12.0%	426	215	Yes
Parnell Pharmaceuticals	First Lien	(16)	13,500	11/22/20	13,449	13.0%	341	341	Yes
OraMetrix, Inc.	First Lien	(17)	8,500	12/15/21	8,376	12.0%	49	49	Yes

				Income Recognized
Other	Footnote	Funded Amount	GAAP Balance	YTD	Q4	Active Investment as of 12/31/16
Holmdel Pharmaceuticals, LP	(18)	$6,000	$6,985	$6,219	1,121	Yes
Cancer Genetics (Common Stock)		—	994	N/A	N/A	Yes
Hooper Holmes, Inc. (Common Stock)	(12)	—	63	N/A	N/A	Yes
SynCardia Systems, Inc. (Series F Preferred Stock)	(21)	—	—	—	—	No

					Change in Fair Value
Warrants to Purchase Stock	Footnote	Number of Shares	Exercise Price per Share	GAAP Balance	YTD	Q4	Active Investment as of 12/31/16
Tribute Pharmaceuticals Canada, Inc.	(5)	1,843,016	Various	$708	$(629)	(119)	Yes
SynCardia Systems, Inc. (Common Stock)	(6)	—	Various	—	—	—	No
B&D Dental Corporation	(9)	225	$0.01	—	—	—	Yes
ABT Molecular Imaging		5,000,000	0.20	—	—	—	Yes
Galil Medical Group	(19)	—	0.09	—	391	—	No
DxTerity Diagnostics		300,481	2.08	—	—	—	Yes
Hooper Holmes, Inc.	(12)	543,478	1.30	305	105	(202)	Yes
Nanosphere, Inc.	(13)	—	0.01	—	651	—	No
Soluble Systems LLC	(20)	1,209,068	0.99	—	—	—	Yes
Keystone Dental, Inc.	(14)	793,651	1.26	—	—	—	Yes
Tenex Health, Inc.		2,693,878	0.37	—	—	—	Yes
OraMetrix, Inc.		690,496	0.62	—	—	—	Yes

		Income
	Assets	YTD	Q4
Total Finance Receivables	$126,366	$15,747	$3,037
Total Marketable Securities	2,621	92	—
Total Net Investment in Unconsolidated Subsidiary	3,229	6,219	1,121
Fair Value of Warrant Assets	1,013	—	—
Total Assets/Income	$133,229	$22,058	$4,158

(1)	Effective 2.4 percent royalty on sales of Besivance.
(2)	Milestone payment of $1,250 was paid in October 2014, when royalty payments achieved a certain threshold.
(3)	Only one remaining contingent earnout of $250 remains as of December 31, 2016.
(4)	Purchased $3,000 of a total $100,000 aggregate amount. Notes are secured by certain royalty and milestone payments associated with the sales of pharmaceutical products. An other-than-temporary impairment charge of $713 and $539 was recognized in the second and fourth quarters of 2016, and $138 of accrued interest was written off in the third quarter of 2016.
(5)	Repaid on February 5, 2016. Warrants are exercisable into shares of Aralez Pharmaceuticals.
(6)	In conjunction with the first lien credit agreement, SynCardia issued us 40,000 shares of common stock. Loan placed on nonaccrual status in September 2015. In August 2015, we purchased $15,500 face value for $6,600. Loan sold for $7,200 cash on June 25, 2016. We recognized $5,300 impairment expense during the second quarter of 2016.
(7)	Repaid on February 13, 2015 for total consideration to SWK of $10,200, comprised of $1,800 in cash, $6,900 of second lien convertible notes and 1,079,138 shares of Series F Preferred Stock.
(8)	Received $6,100 principal value with second lien purchase noted above in (7). Placed on nonaccrual status and written off in September 2015.
(9)	In the aggregate, executed seven amendments to the loan to advance additional $2,101 during 2015 and 2016. B&D is evaluating strategic alternatives for the business. Should B&D achieve EBITDA threshold for the year ending December 31, 2017, the exercise price of the warrants will be amended to $4 per share.
(10)	December 2015 synthetic royalty payment to us was blocked by first lien lender; we purchased senior first lien credit facility at par in February 2016. Interest is being paid current on the first lien credit facility; first lien credit facility maturity date has not been extended.
(11)	Given strong underlying business fundamentals, facility was amended on December 16, 2016 to fund $2,500. SWK received additional warrants.
(12)	Executed two amendments during the first quarter of 2016 and received $150 of Hooper stock as amendment fees. Collateral position improved to first lien as a result of Hooper refinancing its working capital facility on April 29, 2016. We executed one amendment in the second quarter of 2016 as a result of covenant misses and to defer the August 2016 principal payment. In conjunction with the second quarter amendment, we received a significant reduction in outstanding warrant strike price. Hooper also raised $1.8 million new equity to comply with restated covenants.
(13)	Repaid on June 30, 2016. Warrants were exercised for cash.
(14)	Met aggregate revenue and capital raise thresholds, and as a result, subsequent term loan of $2,500 was funded and subsequent warrant of 99,206 shares was received on January 18, 2017.
(15)	Funded $2,500 on May 5, 2016. $1,000 unfunded commitment remains as of December 31, 2016.
(16)	On November 22, 2016, SWK and other non-SWK affiliated lenders provided a term loan in the principal amount of $20,000. SWK provided $13,500 and other non-SWK affiliated lenders provided $6,500. SWK serves as the agent under the credit agreement.
(17)	Funded $8,500 on December 15, 2016.
(18)	Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product. SWK Holdings GP acquired a direct general partnership interest in SWK HP. SWK HP acquired a direct limited partnership interest in Holmdel. On February 23, 2017, Holmdel sold substantially all of its assets, and SWK received net proceeds of approximately $8.0 million from the transaction. Please refer to Note 4 and 10 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”
(19)	Galil warrants were exercised for $391 cash as part of company sale.
(20)	Warrant value subject to value caps under certain circumstances.
(21)	SWK recognized impairment expense of $3,230 in the fourth quarter of 2015.
(22)	Purchase agreement contains a contingent earnout milestone payment of $3,750 should net sales reach a certain threshold during a specified period of time.

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

Our financial instruments not required to be adjusted to fair value on a recurring basis consist principally of cash and restricted cash, accounts and finance receivable, investments in unconsolidated entities, accounts payable, and accrued expenses. We believe the carrying amount of cash and cash equivalents, accounts and finance receivable, investments in unconsolidated entities, accounts payable and accrued expenses approximate fair value due to their relatively short maturities.

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

Outlook

We believe the income generated by our current portfolio will be more than our operational expenses, and we expect to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, would similarly generate additional income. We expect that the income generated by such future investments would be earned with minimal additional operational expenses.

Comparison of the Years Ended December 31, 2016 and 2015

Revenues

We generated revenues of $22.4 million for the year ended December 31, 2016, driven primarily by $15.8 million in interest and fees earned on our finance receivables and marketable securities, and $6.2 million in income related to our investment in an unconsolidated partnership. We generated revenues of $23.5 million for the year ended December 31, 2015, driven primarily by $17.5 million in interest and fees earned on finance receivables and marketable securities, and $5.9 million in income related to our investment in an unconsolidated partnership. Our portfolio consisted of 18 investments in 2015 compared to 19 investments in 2016. The slight decrease in revenue is primarily driven by the reduction of $6.8 million in revenue due to loan dispositions and repayments in late 2015 and early 2016, coupled with a reduction in revenue of $1.7 million due to the placement of two loans on nonaccrual status in 2016. This was offset by $4.7 million in revenue from new loans and add-on funding, $2.4 million of revenue in connection with loan payoffs and an increase of $0.3 million in income from our investment in an unconsolidated entity.

Provision for Credit Losses and Security Impairment Expense

During the year ended December 31, 2016, we recognized loan credit loss provision expense of $1.7 million related to the Besivance royalty purchase, which was due to substantial increases in sales chargebacks and various rebates (gross sales to net sales deductions) and lower sales volumes. We recognized loan credit loss provision expense of $10.8 million on three term loans, and the carrying value of the secured loans were reduced to their respective fair market values during the year ended December 31, 2015.

During the year ended December 31, 2016, we recognized aggregate debt impairment expense and a write-off of interest receivable of $1.4 million in connection with a secured royalty financing of a women’s health product due to continued disappointing sales and $1.4 million of equity security impairment expense for the continued stock price decline of our position in the public equity of Cancer Genetics. The debt and equity securities are reflected at their fair market values of $1.6 million and $1.0 million, respectively, as of December 31, 2016. We also recognized $5.3 million of impairment expense related to the sale of our SynCardia assets. We recognized security impairment expense of $6.6 million on two equity securities during the year ended December 31, 2015 to reflect the securities at their fair market value as of December 31, 2015.

Please refer to Item 1. Financial Statements, Notes 2 and 3 of the Notes to the Consolidated Financial Statements for further information regarding the impairments taken during the year ended December 31, 2016.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased to $2.8 million for the year ended December 31, 2016 from $3.4 million for the year ended December 31, 2015, which was due to a decrease in compensation and stock-based compensation.

Interest Expense

Interest expense was $0 for year ended December 31, 2016 compared to $0.4 million for the year ended December 31, 2015. All interest expense for the year ended December 31, 2015 was from the acceleration of debt issuance cost amortization.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2016 reflected a net fair market value gain of $0.6 million on our warrant derivatives compared to a $3.3 million net fair market value loss for the year ended December 31, 2015.

Income Tax Benefit

We have incurred net operating losses on a consolidated basis for all years from inception through 2012. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not.” We believe that it is more likely than not that the Company will be able to realize approximately $38.5 million benefit of the U.S. federal and state deferred tax assets in the future.

As of December 31, 2016, we had NOLs for federal income tax purposes of $404.0 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority expiring by 2021. We also had federal research credit carryforwards of $2.7 million. The federal research credits will expire by 2029.

Liquidity and Capital Resources

As of December 31, 2016, we had $32.2 million in cash and cash equivalents, compared to $47.3 million in cash and cash equivalents as of December 31, 2015. The primary driver of the net decrease in our cash balance was new and add-on investment funding of $73.2 million, offset by loan payoffs totaling $46.0 million during the year ended December 31, 2016.

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

As of December 31, 2016, our portfolio contains $126.4 million of finance receivables, $2.6 million of marketable investments and a net $3.2 million of investment in unconsolidated subsidiary, net of non-controlling interests. We expect these assets to generate positive cash flows in 2017. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2017.

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

As of December 31, 2016, we have $10.6 million of unfunded commitments on loan and royalty purchase transactions. Of the total $10.6 million, $0.3 million and $3.8 million are potentially payable to the sellers of the Cambia® and Narcan® royalties, respectively. There are no additional earnout payments contracted to be paid by us to any of our partner companies. We believe that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the year ended December 31, 2016, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2016, approximated its carrying value.

Investment and Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As we seek to provide capital to a broad range of life science companies, institutions and investors, our net investment income is dependent, in part, upon the difference between the rate at which we earn on our cash and cash equivalents and the rate at which we lend those funds to third parties. As a result, we would be subject to risks relating to changes in market interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations by providing capital at variable interest rates.  We constantly monitor our portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any of our investments.

Inflation

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SWK HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SWK Holdings Corporation

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWK Holdings Corporation and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BPM LLP

San Jose, California

March 17, 2017

SWK HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$32,182	$47,287
Accounts receivable	1,054	1,127
Finance receivables, net	126,366	99,346
Marketable investments	2,621	5,286
Investment in unconsolidated entity	6,985	7,988
Deferred tax asset	38,471	16,833
Warrant assets	1,013	1,900
Other assets	240	720
Total assets	$208,932	$180,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$682	$788
Warrant liability	189	259
Total liabilities	871	1,047

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,144,292, and 13,115,909 shares issued and outstanding at December 31, 2016 and 2015, respectively	13	13
Additional paid-in capital	4,433,289	4,432,926
Accumulated deficit	(4,228,910)	(4,257,798)
Accumulated other comprehensive loss	(87)	—
Total SWK Holdings Corporation stockholders’ equity	204,305	175,141
Non-controlling interests in consolidated entity	3,756	4,299
Total stockholders’ equity	208,061	179,440
Total liabilities and stockholders’ equity	$208,932	$180,487

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015
Revenues
Finance receivable interest income, including fees	$15,747	$17,265
Marketable investments interest income	92	266
Income related to investments in unconsolidated entity	6,219	5,884
Other	322	45
Total revenues	22,380	23,460
Costs and expenses:
Provision for loan credit losses	1,659	10,848
Security impairment expense	8,077	6,638
Interest expense	—	381
General and administrative	2,829	3,378
Total costs and expenses	12,565	21,245
Other income (expense), net:
Change in fair value of warrants	588	(3,305)
Income (loss) before income taxes	10,403	(1,090)
Income tax (benefit) provision	(21,638)	3,273
Consolidated net income (loss)	32,041	(4,363)
Net income attributable to non-controlling interests	3,153	3,007
Net income (loss) attributable to SWK Holdings Corporation Stockholders	$28,888	$(7,370)
Net income (loss) per share attributable to SWK Holdings Corporation
Stockholders:
Basic	$2.22	$(0.57)
Diluted	$2.22	$(0.57)
Weighted Average Shares:
Basic	13,015	12,986
Diluted	13,018	12,986

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2016	2015
Consolidated net income (loss)	$32,041	$(4,363)
Other comprehensive income, net of tax:
Unrealized loss on investment in securities
Change in fair value of securities	(87)	—
Total other comprehensive loss	(87)	—
Comprehensive income (loss)	31,954	(4,363)
Comprehensive income attributable to non-controlling interests	3,153	3,007
Comprehensive income (loss) attributable to SWK Holdings Corporation Stockholders	$28,801	$(7,370)

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock(1)		Additional Paid-In	Accumulated	Non-controlling Interests in Consolidated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Entities	Income	Equity
Balances at December 31, 2014	13,090,932	$13	$4,432,482	$(4,250,428)	$4,867	$—	$186,934
Stock-based compensation		—	640	—	—	—	640
Issuance of common stock	24,977	—	17	—	—	—	17
Cash paid for fractional shares due to reverse split	—	—	(213)	—	—	—	(213)
Distributions to non-controlling interests	—	—	—	—	(3,575)	—	(3,575)
Net income (loss)	—	—	—	(7,370)	3,007	—	(4,363)
Balances at December 31, 2015	13,115,909	13	4,432,926	(4,257,798)	4,299	—	179,440
Stock-based compensation	—	—	363	—	—	—	363
Issuance of common stock	28,383	—	—	—	—	—	—
Change in fair value of securities	—	—	—	—	—	(87)	(87)
Distributions to non-controlling interests	—	—	—	—	(3,696)	—	(3,696)
Net income	—	—	—	28,888	3,153	—	32,041
Balances at December 31, 2016	13,144,292	$13	$4,433,289	$(4,228,910)	$3,756	$(87)	$208,061

(1)	Common Stock, Additional Paid-In Capital and share data at December 31, 2014 has been adjusted retroactively to reflect a net 1-for-10 reverse stock split effective October 7, 2015.

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Consolidated net income (loss)	$32,041	$(4,363)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from investments in unconsolidated entity	(6,219)	(5,884)
Provision for loan credit losses	1,659	10,848
Impairment expense	8,077	6,638
Change in fair value of warrants	(588)	3,305
Deferred income taxes	(21,638)	3,273
Loan discount amortization and fee accretion	(3,109)	(1,778)
Interest income in excess of cash collected	—	(1,063)
Stock-based compensation	363	640
Debt issuance cost amortization	—	381
Other	16	10
Changes in operating assets and liabilities:
Accounts receivable	(457)	(74)
Other assets	(396)	(648)
Accounts payable and other liabilities	(106)	(76)
Net cash provided by operating activities	9,643	11,209

Cash flows from investing activities:
Cash distributions from investments in unconsolidated entity	7,222	6,940
Cash received for settlement of warrants	1,405	—
Net increase in finance receivables	(29,717)	(25,849)
Marketable investment principal payment	41	80
Other	(3)	(50)
Net cash used in investing activities	(21,052)	(18,879)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	17
Cash paid for fractional shares due to reverse split	—	(213)
Distribution to non-controlling interests	(3,696)	(3,575)
Net cash used in financing activities	(3,696)	(3,771)

Net decrease in cash and cash equivalents	(15,105)	(11,441)
Cash and cash equivalents at beginning of period	47,287	58,728
Cash and cash equivalents at end of period	$32,182	$47,287

Supplemental noncash flow activity:
Common stock received in connection with amendment of finance receivable	$150	$—
Consideration (notes and preferred stock) received in connection with loan repayment	$—	$8,400
Warrants received in conjunction with the origination of financial receivables	$—	$4,688
Common stock received in connection with loan repayment	$—	$5,837

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

The Company fills a niche that it believes is underserved in the sub-$50 million transaction size. Since many of its competitors that provide longer term, non-traditional debt and/or royalty-related financing options have much greater financial resources than the Company, they tend to not focus on transaction sizes below $50 million as it is generally inefficient for them to do so. In addition, the Company does not believe that a sufficient number of other companies offer similar types of long-term financing options to fill the demand of the sub-$50 million market. As such, the Company believes it faces less competition from such investors in transactions that are less than $50 million.

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

As of December 31, 2016, the Company and its partners have executed transactions with 25 different parties under its specialty finance strategy, funding $319 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, purchased royalties generated by sales of life science products and related intellectual property and an unconsolidated equity investment in a company which retains the marketing authorization rights to a pharmaceutical product.

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

The Company owns interests in various partnerships and limited liability companies, or LLCs. The Company consolidates its investments in these partnerships or LLCs, where the Company, as the general partner or managing member, exercises effective control, even though the Company’s ownership may be less than 50 percent, the related governing agreements provide the Company with broad powers, and the other parties do not participate in the management of the entities and do not effectively have the ability to remove the Company. The Company has reviewed each of the underlying agreements to determine if it has effective control. If circumstances change and it is determined this control does not exist, any such investment would be recorded using the equity method of accounting. Although this would change individual line items within the Company’s consolidated financial statements, it would have no effect on its operations and/or total stockholders’ equity attributable to the Company.

On October 7, 2015, the Company effected a 1-for-100 reverse stock split of its common stock, immediately followed by a 10-for-1 forward stock split of its common stock. For holders of greater than 100 shares prior to October 7, 2015, the net effect was a 1-for-10 reverse split. The number of shares of common stock underlying the Company’s options and warrants to acquire shares of common stock were adjusted accordingly. Share data, per share amounts and related information in the consolidated financial statements and notes thereto with respect to any date or period prior to October 7, 2015 have been adjusted retroactively to give effect to the stock splits. See further discussion of stock splits in Note 7.

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

The Company accounts for its finance receivables at amortized cost, net of unamortized origination fees, if any. Related fees and costs are recorded net of any amounts reimbursed, and interest is accreted or accrued to interest revenue using the effective interest method. When and if supplemental payments are received from these long-term receivables, an adjustment to the estimated effective interest rate is affected prospectively.

The Company evaluates the collectability of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines it is probable that it will be unable to collect amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the estimated fair value of the underlying collateral, less costs to sell, if the loan is collateralized and the Company expects repayment to be provided solely by the collateral. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

Allowance for Credit Losses on Finance Receivables

The allowance for credit losses is intended to provide for credit losses inherent in the financing receivables portfolio and is periodically reviewed for adequacy considering credit quality indicators, including expected and historical losses and levels of and trends in past due loans, non-performing assets and impaired loans, collateral values and economic conditions. The allowance for credit losses is determined based on specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows. Changes to the Allowance for Credit Losses are recorded in the Provision for Loan Credit Losses in the consolidated statement of operations.

Marketable Investments

The Company’s marketable investment portfolio includes two equity securities and one debt security as of December 31, 2016 and 2015. The debt security is classified as an available-for-sale security, which is reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss), net of applicable income taxes. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than-temporarily impaired using all available information about the collectability of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

Derivatives

All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of operations. If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the consolidated statements of operations, or recorded in other comprehensive income. The Company had no derivatives designated as hedges as of December 31, 2016 and 2015. The Company holds warrants issued to the Company in conjunction with term loan investments discussed in Note 2. These warrants meet the definition of a derivative and are included in warrant assets in the consolidated balance sheets. The Company issued a warrant on its own common stock as discussed in Note 5. This warrant meets the definition of a derivative and is reflected as a warrant liability at fair value in the consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2016 or 2015, as all of our cash was held in checking or savings accounts.  As of December 31, 2016, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.  The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

Interest and Accounts Receivable

The Company records interest receivable on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. When management does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the loan on nonaccrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or the Company believes the portfolio company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. For the year ended December 31, 2016 and 2015, the provision for loan credit losses was $1.7 million and $10.8 million, respectively.

Accounts receivable for management fees are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. As of December 31, 2016 and 2015, the allowance for doubtful accounts was zero.

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

The Company performs ongoing credit evaluations of its partner companies and generally requires collateral.  For the year ended December 31, 2016, two partner companies accounted for 41 percent of total revenue. For the year ended December 31, 2015, two partner companies accounted for 44 percent of total revenue.

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

Non-controlling Interests

Non-controlling interests represent third-party equity ownership in certain of the Company’s consolidated subsidiaries, VIEs or investments and are presented as a component of equity. See Note 4 and Note 7 for further discussion of non-controlling interests.

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

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015
Numerator:
Net income (loss) attributable to SWK Holdings Corporation stockholders	$28,888	$(7,370)

Denominator:
Weighted-average shares outstanding	13,015	12,986
Effect of dilutive securities	3	—

Weighted-average diluted shares	13,018	12,986

Basic net income (loss) per share	$2.22	$(0.57)
Diluted net income (loss) per share	$2.22	$(0.57)

As of December 31, 2016, and 2015, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 392 thousand and 577 thousand shares, respectively, have been excluded from the calculation of diluted net income (loss) per share as these securities were anti-dilutive.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2018. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements nor decided upon the method of adoption.

In March 2016, the FASB issued ASU 2016-07, “Equity Method and Joint Ventures (Topic 323).” This guidance simplifies the accounting for equity method investments by eliminating the requirement in Topic 323 that requires an entity to retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company believes ASU-2016-07 will not have a material impact on its consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

•	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations.
•	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.
•	Certain assets – assets recognized from the costs to obtain or fulfill a contract.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients,” which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The new guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption would be permitted for fiscal years beginning after December 15, 2016. The Company has been evaluating the impact of ASU 2014-09 and does not believe it will have a material impact on the Company’s consolidated financial statements. The Company currently intends to use the modified prospective approach upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation -Stock Compensation (Topic 718).” The amendments of ASU No. 2016-09 were issued as part of the FASB’s simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company believes ASU 2016-09 will not have a material impact on the Company’s consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments –Credit Losses (Topic 326).“The new standard adds an impairment model, known as current expected credit loss (CECL) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of losses. The ASU describes the impairment allowance as a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down, which will allow an entity the ability to record reversals of credit losses in current period net income. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The Company is currently evaluating the new guidance but believes it is likely to incur more upfront loan losses under the new credit loss model.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230),” which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued this guidance with the intent of reducing diversity in practice with respect to classification of eight types of cash receipts and payments: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero coupon bonds, (3) contingent consideration payments after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. For the Company, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption will be permitted for all entities and must be applied retrospectively to all periods presented but it may be applied prospectively if retrospective application would be impracticable. The Company believes ASU-2016-15 will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 2. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables at December 31 are as follows (in thousands):

	As of December 31,
Portfolio	2016	2015
Term Loans	$91,841	$89,204
Royalty Purchases	36,184	17,224
Total before allowance for credit losses	128,025	106,428
Allowance for credit losses	(1,659)	(7,082)
Total carrying value	$126,366	$99,346

Credit Quality of Finance Receivables

The Company originates finance receivables to companies primarily in the life sciences sector. This concentration of credit exposes the Company to a higher degree of risk associated with this sector.

On a quarterly basis, the Company evaluates the carrying value of each finance receivable for impairment. A term loan is considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect the amounts due according to the loan contract, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The Company would generally place term loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain and they are 90 days past due for interest or principal, unless the term loan is both well-secured and in the process of collection. When placed on nonaccrual, the Company would reverse any accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Generally, the Company would return a term loan to accrual status when all delinquent interest and principal become current under the terms of the credit agreement and collectability of remaining principal and interest is no longer doubtful. In certain circumstances, the Company may place a finance receivable on nonaccrual status but conclude it is not impaired. The Company may retain independent third-party valuations on such nonaccrual positions to support impairment decisions.

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

The Company individually develops the allowance for credit losses for any identified impaired loans. In developing the allowance for credit losses, the Company considers, among other things, the following credit quality indicators:

▪     business characteristics and financial conditions of obligors;

▪     current economic conditions and trends;

▪     actual charge-off experience;

▪     current delinquency levels;

▪     value of underlying collateral and guarantees;

▪     regulatory environment; and

▪     any other relevant factors predicting investment recovery.

The following tables present a summary of the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2016 and 2015 (in thousands):

	Term Loans	Royalty Purchases
Balance, December 31, 2014	$—	—
Provisions charged to income	10,848	—
Charge-offs	(3,766)	—
Recoveries	—	—
Balance, December 31, 2015	$7,082	$—
Provisions charged to income	—	1,659
Charge-offs	(7,082)	—
Recoveries	—	—
Balance, December 31, 2016	$—	$1,659

The following table presents nonaccrual and performing loans by portfolio segment (in thousands):

	December 31, 2016			December 31, 2015
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term Loans	$19,040	72,801	91,841	$20,093	$62,029	$82,122

Royalty Purchases	—	34,525	34,525	—	17,224	17,224

Total carrying value	$19,040	107,326	126,366	$20,093	$79,253	$99,346

As of December 31, 2016, the Company had two term loans associated with two portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $19.0 million. As of December 31, 2015, the Company had three term loans associated with one portfolio company in nonaccrual status with a carry value of $20.1 million. No cash on nonaccrual loans was collected during the year ended December 31, 2016. Of the two nonaccrual term loans at December 31, 2016, neither are deemed to be impaired. (Please see ABT Molecular Imaging, Inc. and B&D Dental below for further details regarding nonaccrual term loans.)

Of the three nonaccrual term loans at December 31, 2015, two loans, with a carrying value of $12.5 million, net of credit loss allowance, were identified as impaired by the Company, as the fair market value of the loans, less costs to sell, were lower than their respective recorded investments in the loans. During the year ended December 31, 2015, the Company recognized loan impairment expense of $10.8 million.

SynCardia Systems, Inc. (“SynCardia”)

On June 24, 2016, SWK Funding LLC, a wholly-owned subsidiary of SWK Holdings Corporation, sold 100 percent of its debt and equity interests in SynCardia to an affiliate of Versa Capital Management for upfront cash consideration of $7.2 million plus additional certain future contingent payments. The Company’s interests in SynCardia included $22.0 million of a senior secured first lien loan, $13.0 million of second lien convertible notes, 2,323,649 shares of Series F preferred stock, 4,000 shares of common stock and 34,551 common stock purchase warrants. The carrying value, as of the date of sale, of the debt and equity interests in SynCardia was approximately $12.5 million. During the year ended December 31, 2016, the Company recognized $5.3 million of impairment expense related to the sale of its SynCardia assets.

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

During the year ended December 31, 2016, the Company entered into additional amendments to the first lien term loan, which provided for an additional $1.6 million of liquidity under the first lien credit agreement. ABT has drawn down the full $1.6 million as of March 17, 2017.

The collateral for the loan has been individually reviewed, and the Company believes that the fair market value of the loan, less costs to sell, was greater than the recorded investments in the loans as of December 31, 2016. Based on the impairment analysis, the Company has determined that recording a provision for credit losses as of December 31, 2016 is not required. The Company considered several factors in this determination, including an independent third-party valuation and developments in the portfolio company’s business and industry.

B&D Dental (“B&D”)

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60 thousand. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of December 31, 2016, the total amount funded was $8.1 million.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During the first and fourth quarters of 2016, the Company executed two additional amendments to the loan to advance an additional $0.5 million in order to directly pay critical vendors and protect the value of the collateral. The Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of December 31, 2016. The Company considered several factors in this determination, including an independent third-party valuation and developments in the portfolio company’s business and industry.

Besivance

On April 2, 2013, the Company purchased an effective 2.4 percent royalty on sales of Besivance® from InSite Vision for $6.0 million. Besivance is marketed by Bausch & Lomb, a unit of Valeant Pharmaceuticals. Recently the sales performance of Besivance has weakened due to substantial increases in sales chargebacks and various rebates (gross sales to net sales deductions) and lower sales volumes, which has resulted in material reductions in the product’s net sales and associated royalties’ payable to the Company. During the year ended December 31, 2016, the Company reduced its expectations for future royalty receipts and recognized an allowance for credit loss on the royalty purchase of $1.7 million.

Note 3. Marketable Investments

Investment in marketable securities at December 31, 2016 and 2015 consist of the following (in thousands):

	December 31,
	2016	2015
Corporate debt securities	$1,564	$2,857
Equity securities	1,057	2,429
Total	$2,621	$5,286

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities as of December 31, 2016 and 2015, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
December 31, 2016
Available for sale securities:
Corporate debt securities	$1,564	$—	$—	$1,564
Equity securities	1,144	—	(87)	1,057
	$2,708	$—	$(87)	$2,621

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
December 31, 2015
Available for sale securities:
Corporate debt securities	$2,857	$—	$—	$2,857
Equity securities	2,429	—	—	2,429
	$5,286	$—	$—	$5,286

During the years ended December 31, 2016, and 2015, the Company had no sales of available-for-sale securities.

Equity Securities

Marketable equity securities held by the Company include 736,076 shares of Cancer Genetics common stock and 77,922 shares of Hooper Holmes common stock. During the year ended December 31, 2016, the Company recognized other-than-temporary impairment expense of $1.4 million related to the Cancer Genetics common stock. As of December 31, 2016, the Cancer Genetics and Hooper Holmes equity securities are reflected at fair value of $1.0 million and $0.1 million, respectively, as available-for-sale securities.

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

During the year ended December 31, 2016, the Company recorded an impairment expense of $1.4 million related to these notes, of which approximately $0.1 million reflects the write off of interest accrued on these notes. The remainder of the expense was taken as an other-than-temporary impairment. The senior secured notes were placed on nonaccrual status as of June 30, 2016. Total cash of approximately $41 thousand was collected during the year was and credited to the notes’ carry value. As of December 31, 2016, the notes are reflected at their estimated fair value of $1.6 million and classified as available-for-sale securities.

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

SWK HP has significant influence over the decisions made by Holmdel. SWK HP receives quarterly distributions of cash flow generated by the pharmaceutical product according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. SWK HP received approximately 84 percent and 70 percent of the pharmaceutical product’s cash flow until SWK HP received a 1x and 2x, respectively, cash on cash return on its interest in Holmdel. SWK HP’s current ownership in Holmdel approximates 49 percent. In no instance will SWK HP’s economic interest decline below 39 percent. Holmdel is considered a VIE because SWK HP’s control over the partnership is disproportionate to its economic interest. This VIE remains unconsolidated as the power to direct the activities of the partnership is not held by the Company. The Company is using the equity method to account for this investment. The Company accounts for its interest in the entity based on the timing of quarterly distributions, which are paid on a quarter lag basis.

Unconsolidated VIE

For the year ended December 31, 2016, the Company recognized $6.2 million of equity method gains, of which $3.2 million was attributable to the non-controlling interest in SWK HP. In addition, SWK HP received cash distributions totaling $7.2 million during the year ended December 31, 2016, of which $3.7 million was subsequently paid to holders of the non-controlling interests in SWK HP. For the year ended December 31, 2015, the Company recognized $5.9 million of equity method gains, of which $3.0 million was attributable to the non-controlling interest in SWK HP. In addition, SWK HP received cash distributions totaling $6.9 million during the year ended December 31, 2015, of which $3.6 million was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the years ended December 31, 2016 and 2015, are as follows (in thousands):

Balance at December 31, 2014	$9,044
Add: Income from investments in unconsolidated entities	5,884
Less: Cash distribution on investments in unconsolidated entities	(6,940)
Balance at December 31, 2015	$7,988
Add: Income from investments in unconsolidated entities	6,219
Less: Cash distribution on investments in unconsolidated entities	(7,222)
Balance at December 31, 2016	$6,985

The following table provides the financial statement information related to Holmdel for the comparative periods during which SWK HP has reflected its share of Holmdel income in the Company’s consolidated statements of operations:

in millions	At December 31, 2016		Year Ended December 31, 2016
Assets	$8.8	Revenue	$8.9
Liabilities	$1.8	Expenses	$1.5
Equity	$7.0	Net income	$7.4

in millions	At December 31, 2015		Year Ended December 31, 2015
Assets	$11.7	Revenue	$10.9
Liabilities	$3.3	Expenses	$1.4
Equity	$8.4	Net income	$9.5

Note 5. Related Party Transactions

On September 6, 2013, in connection with entering into a credit facility, the Company issued warrants to an affiliate of a stockholder, Carlson Capital, L.P. (the “Stockholder”), for 100 thousand shares of the Company’s common stock at a strike price of $13.88. The warrants have a price anti-dilution mechanism that was triggered by the price that shares were sold by the Company in a rights offering in 2014, and as a result, the strike price of the warrants was reduced to $13.48.

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants with a value of $0.2 million and $0.3 million as of December 31, 2016 and 2015, respectively, are reflected as a warrant liability in the consolidated balance sheets. An unrealized gain of $0.1 million and an unrealized loss of $0.2 million were included in other income (expense), net in the consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2016	2015
Dividend rate	—	—
Risk-free rate	1.9%	1.8%
Expected life (years)	3.7	4.7
Expected volatility	34.1%	33.3%

The changes on the value of the warrant liability during the years ended December 31, 2016 and 2015 were as follows (in thousands):

Fair value – December 31, 2014	$421
Issuances	—
Change in fair value	(162)
Fair value – December 31, 2015	259
Issuances	—
Changes in fair value	(70)
Fair value – December 31, 2016	$189

During the year ended December 31, 2015, the Company recognized interest expense totaling $0.4 million, consisting of debt issuance cost amortization. The Company did not recognize any interest expense during the year ended December 31, 2016.

Other

The Company provides investment advisory services to an affiliate of a stockholder. During, and as of the end of the years ended, December 31, 2016 and 2015, there was no revenue or accounts receivable from this affiliate.

Note 6. Commitments and Contingencies

Lease Obligations

The Company’s corporate headquarters is in Dallas, Texas, where it leases approximately 2,400 square feet.  Total rent expense recognized under the lease was $57 thousand and $52 thousand for the years ended December 31, 2016 and 2015, respectively. The office lease expires in May 2020. Future minimum rent is as follows (in thousands):

2017	$58
2018	59
2019	60
2020	26
2021	—
Thereafter	—
Total future minimum rent with non-cancellable terms of one year or more	$203

Other Contractual Obligations

As of December 31, 2016, the Company had unfunded commitments of $10.6 million on the loans and royalty purchases discussed in Note 2. Of the total $10.6 million, $0.3 million and $3.8 million are potentially payable to the sellers of the Cambia® and Narcan® royalties, respectively. There are no additional earnout payments contracted to be paid by us to any of our partner companies. As of December 31, 2016, our unfunded commitments were as follows (in millions):

Cambia®	$0.3
Keystone Dental, Inc.	2.5
Narcan®	3.8
Tenex Health, Inc.	3.0
Thermedx, LLC	1.0
Total Unfunded Commitments	$10.6

All unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time per the terms of the royalty purchase or credit agreements, and in the case of loan transactions, are only subject to being advanced as long as an event of default does not exist.

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

Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2016 and 2015.

Note 7. Stockholders’ Equity

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 250,000,000.

Preferred Stock

The Company’s board of directors (the “Board”) may, without further action by the stockholders, issue a series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2016, no shares of preferred stock have been issued.

Stock Splits

On October 7, 2015, the Company executed a 1-for-100 reverse stock split of its common stock, followed by a 10-for-1 forward stock split of its common stock. The stock split was approved at the Company’s 2015 Annual Meeting of Stockholders held on May 20, 2015.

At the effective time of the reverse stock split, every 100 shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, with no change in par value per share. Holders with less than 100 shares of common stock had their shares repurchased and retired by the Company in the reverse stock split and received cash in lieu of such shares. After the reverse stock split, the Company effected a forward stock split pursuant to which stockholders received 10 shares of common stock for each share of common stock held. No fractional shares were issued in connection with the forward stock split. Stockholders who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof at a rate of $1.425 per fractional pre-split share. The Company paid $0.2 million for fractional shares from holders with less than 100 shares upon the initial 1-for-100 reverse stock split. For stockholders owning greater than 100 shares prior to the reverse stock split, the net effective ratio was a 1-for-10 reverse split. The number of shares of common stock underlying the Company’s options, warrants, or other rights to acquire shares of common stock were adjusted accordingly. As a result, each stockholder’s percentage ownership interest and proportional voting power remains substantially unchanged and the rights and privileges of the holders of the Company’s common stock are substantially unaffected.

Stock Compensation Plans

The Company’s 1999 Stock Incentive Plan (the “1999 Stock Incentive Plan”), as successor to the 1997 Stock Option Plan (the “1997 Stock Option Plan”), provided for options to purchase shares of the Company’s common stock to be granted to employees, independent contractors, officers, and directors. The plan expired in July 2009. As a result of the termination of all employees on December 31, 2009, the stock options held by employees were cancelled on March 31, 2010.  No options remain outstanding under the 1999 Stock Incentive Plan.

The Company’s 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) provides for options, restricted stock, and other customary forms of equity to be granted to the Company’s directors, officers, employees, and independent contractors. All forms of equity incentive compensation are granted at the discretion of the Board and have a term not greater than 10 years from the date of grant.

J. Brett Pope resigned as the Company’s Chief Executive Officer and a member of the Board effective January 12, 2016. Under the terms of Mr. Pope’s severance agreement, the Company approved the cashless exercise of 18,750 vested stock options and the remaining 156,250 unvested stock options were forfeited. Of the 18,750 vested stock options, 14,751 options were surrendered to the Company to pay the exercise price, resulting in a net issuance of 3,999. The surrendered shares were immediately canceled by the Company.

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2014	367,000	$12.00	8.3	1,109.0
Options cancelled and retired	—	—
Options exercised	(3,000)	8.86
Options granted	—	—
Balances, December 31, 2015	364,000	12.05	7.4	420.0
Options cancelled and retired	(170,250)	12.67
Options exercised	(18,750)	8.30
Options granted	15,000	9.61
Balances, December 31, 2016	190,000	11.25	6.9	169.4

Options vested and exercisable and expected to be vested and exercisable at December 31, 2016	190,000	$11.25	6.9	169.4
Options vested and exercisable at December 31, 2016	43,750	$11.39	6.7	39.4

At December 31, 2016, the 1999 Stock Incentive Plan had expired, and the Company had no unrecognized stock-based compensation expense under this Plan.  At December 31, 2016, there were 0.3 million shares reserved for equity awards under the 2010 Stock Incentive Plan, and the Company had $0.2 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 2 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2016:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
8.30	75,000	5.4	8.30	18,750	8.30
13.70	100,000	7.6	13.70	25,000	13.70
9.61	15,000	9.5	9.61	—	—
Total	190,000	6.9	11.25	43,750	$11.39

Employee stock-based compensation expense recognized for time-vesting options for the years ended December 31, 2016, and 2015, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plans.

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

As of December 31, 2016, the Company had 112,500 shares of restricted stock outstanding with a weighted-average grant date fair value of $3.10. During the years ended December 2016 and 2015, no restricted shares were canceled, forfeited, granted, or vested. The Company has not recognized any expense related to restricted stock for the years ended December 31, 2016 and 2015.

The restricted shares included in the Company’s shares outstanding as of December 31, 2016 and 2015, respectively, but are not included in the computation of basic income per share as the shares are not yet earned by the recipients. The Company had no unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted shares as of December 31, 2016.

In October 2015, the Board approved a change in the compensation plan for non-employee directors such that each non-employee director shall receive an annual cash retainer of $45 thousand and an annual grant of 1,000 shares of the Company’s common stock, both payable quarterly in arrears. In addition, each member of (i) the Audit Committee shall receive an additional fee of $10 thousand payable quarterly in arrears; (ii) the Compensation Committee shall receive an additional fee of $1,000 payable quarterly in arrears and (iii) the Governance Committee shall receive an additional fee of $2,000 payable quarterly in arrears. Each non-employee director has the option to elect to receive up to 100 percent of the annual cash retainer in shares of the Company’s common stock.

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

During the year ended December 31, 2016, the Board approved compensation for Board services by granting 24,384 shares of common stock as compensation for the non-employee directors. During the year ended December 31, 2016 the Company recorded approximately $246 thousand in board compensation expense relating to the quarterly grants. The aggregate stock-based compensation expense, including the board quarterly grants, recognized by the Company for the years ended December 31, 2016 and 2015 was $0.4 million and $0.6 million, respectively.

Non-controlling Interests

As discussed in Note 4, SWK HP has a limited partnership interest in Holmdel. The total investment by SWK HP was $13.0 million, of which SWK Holdings GP provided $6.0 million.  The remaining $7.0 million is reflected as non-controlling interest in the consolidated balance sheets and the consolidated statements of stockholders’ equity. Changes in the carrying amount of the non-controlling interest in the consolidated balance sheet for the year ended December 31, 2016, is as follows (in thousands):

Balance at December 31, 2015	$4,299
Add: Income attributable to non-controlling interests	3,153
Less: Cash distribution to non-controlling interests	(3,696)
Balance at December 31, 2016	$3,756

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2016 and 2015.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of its equity method investments included in the consolidated balance sheets as of December 31, 2016 and 2015.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,013	$—	$—	$1,013
Marketable investments	2,621	1,057	—	1,564

Financial Liabilities:
Warrant liability	$189	$—	$—	$189

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,900	$—	$—	$1,900
Marketable investments	5,286	2,429	—	2,857

Financial Liabilities:
Warrant liability	$259	$—	$—	$259

The changes on the value of the warrant assets during the years ended December 31, 2016 and 2015 were as follows (in thousands):

Fair value – December 31, 2014	$679
Issuance	4,688
Transfers	—
Change in fair value	(3,467)
Fair value – December 31, 2015	1,900
Issuance	—
Settlements	(1,405)
Transfers	—
Change in fair value	518
Fair value – December 31, 2016	$1,013

The Company holds warrants issued to the Company in conjunction with certain term loan investments. These warrants meet the definition of a derivative and are included in the consolidated balance sheet. The fair values for warrants outstanding, that have a readily determinable value, are measured using the Black-Scholes option pricing model. The following weighted average assumptions were used in the models to determine fair value:

December 31,
	2016	2015
Dividend rate	—	—
Risk-free rate	1.9% to 2.3%	1.8% to 2.2%
Expected life (years)	3.6 to 5.3	4.6 to 10.0
Expected volatility	87.4% to 94.1%	85.6% to 97.2%

The following table presents financial assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
Impaired loans	$3,338	$—	$—	$3,338
December 31, 2015
Impaired loans	$12,500	$—	$—	$12,500

Please see Note 2 for further information on impaired loans.

There were no remeasured liabilities at fair value on a non-recurring basis during the year ended December 31, 2016 or 2015.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in unconsolidated entity.

For the year ended December 31, 2016 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$32,182	$32,182	$32,182	$—	$—
Finance receivables	126,366	126,366	—	—	126,366
Marketable investments	2,621	2,621	—	—	2,621
Warrant assets	1,013	1,013	—	—	1,013

Financial Liabilities
Warrant liability	$189	$189	$—	$—	$189

For the year ended December 31, 2015 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$47,287	$47,287	$47,287	$—	$—
Finance receivables	99,346	99,346	—	—	99,346
Marketable investments	5,286	2,429	—	—	2,857
Warrant assets	1,900	1,900	—	—	1,900

Financial Liabilities
Warrant liability	$259	$259	$—	$—	$259

Note 9. Income Taxes

The components of income (loss) before income tax (benefit) provision are as follows (in thousands):

	December 31,
	2016	2015
U.S.	$10,403	$(1,090)

During the years ended December 31, 2016 and 2015, the Company’s (benefit) provision for income taxes was as follows (in thousands):

	December 31,
	2016	2015
Current provision	$4	$—
Deferred (benefit) provision	(21,642)	3,273
Total (benefit) provision for income taxes	$(21,638)	$3,273

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2016	2015
Federal tax provision (benefit) at statutory rate	$3,643	$(382)
Change in valuation allowance	(24,115)	3,858
Change in statutory rate	—	—
Other	(194)	849
Write off of expired deferred tax assets	131	—
Provision related to non-controlling interest	(1,103)	(1,052)
Total (benefit from) provision for income taxes	$(21,638)	$3,273

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

As of December 31, 2016, the Company had cumulative net income before tax for the three years then ended. Based on its historical operating performance, the Company has concluded that it was more likely than not that the Company would not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. However, the Company has concluded that it is more likely than not that the Company will be able to realize approximately $38.5 million benefit of the U.S. federal and state deferred tax assets in the future.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statement of operations for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $109.6 million and $133.7 million as of December 31, 2016 and 2015, respectively.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Credit carryforward	$2,660	$2,660
Stock based compensation	477	582
Other	634	254
Capital loss (Impairment)	3,454	4,738
Net operating losses	140,799	142,265

Gross deferred tax assets	148,024	150,499
Valuation allowance	(109,553)	(133,666)
Net deferred tax assets	$38,471	$16,833

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

As of December 31, 2016, the Company had NOL carryforwards for federal income tax purposes of $404.0 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

The Company also had federal research carryforwards of $2.7 million. The federal credits will expire by 2029.

The Company records liabilities, where appropriate, for all uncertain income tax positions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The adoption of these provisions did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows. At December 31, 2016, the Company did not have any unrecognized tax benefits.

The Company is subject to taxation in the US and various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1998 through December 31, 2015, due to carryforward of unutilized net operating losses and research and development credits.  The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2016.

Note 10. Subsequent Events

On February 23, 2017, Holmdel Pharmaceuticals, LP sold substantially all of its assets, which primarily included the U.S. marketing authorization rights to InnoPran XL® to ANI Pharmaceuticals, Inc. SWK HP Holdings GP LLC, a wholly-owned subsidiary of SWK Holdings Corporation, received net proceeds from the transaction of approximately $8.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2016, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the principal headings “ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF ETHICS AND CONDUCT”, the information regarding executive officers of the Company under the subheading “Executive Officers”, and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading “CORPORATE GOVERNANCE,” in the Company’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the principal headings “DIRECTOR COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION,” and “RELATED INFORMATION” in the Company’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings “EQUITY COMPENSATION PLAN INFORMATION” and “OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY” in the Company’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the principal heading “TRANSACTION WITH RELATED PERSONS” in the Company’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the subheadings “Audit Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” below the principal heading “AUDIT FEES” in the Company’s 2017 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Financial Statement Schedules:

The separate financial statements of Holmdel Pharmaceuticals, LP as of December 31, 2016 and for the year ended December 31, 2016 required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.01.

3. Exhibits:  See attached Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2017.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Winston L. Black and Charles M. Jacobson and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2017	By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2017	By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 17, 2017	By:	/s/ D. Blair Baker
D. Blair Baker
Director

Date: March 17, 2017	By:	/s/ Christopher W. Haga
Christopher W. Haga
Director

Date: March 17, 2017	By:	/s/ Edward B. Stead
Edward B. Stead
Director

Date: March 17, 2017	By:	/s/ Michael Weinberg
Michael Weinberg
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	3.1	5/4/00

3.02	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated April 18, 2001.	S-8	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	3.04	1/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.	10-K	3.05	3/31/10

3.06	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of SWK Holdings Corporation	10-Q	3.01	11/16/15

3.07	Amended and Restated Bylaws as of May 20, 2015	8-K	3.02	5/21/15

4.01	Form of Specimen Common Stock Certificate.	S-1/A	4.01	9/21/99

4.02	Form of Rights Certificate.	8-K	4.01	4/14/16

4.03	Rights Agreement, dated as of April 8, 2016 by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K	4.02	4/14/16

4.04	Common Stock Purchase Warrant to Purchase 100,000 (as adjusted to reflect a net 1-for-10 reverse stock split) shares of the Company’s common stock dated September 6, 2013 issued to Double Black Diamond, L.P.	8-K	4.1	9/19/13

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.*	10-Q	10.01	11/14/06

10.02	2010 Equity Incentive Plan.*	10-Q	10.1	11/09/10

10.03	SWK Holdings Corporation 2010 Equity Incentive Plan Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.04	Contract purchase agreement between SWK Holdings Corporation and PBS Capital Management, dated May 14, 2012	10-Q	10.05	5/15/12

10.05	Loan Agreement, dated as of September 6, 2013, among the Company, SWK Funding LLC. SWK Advisors LLC. SWK HP Holdings GP LLC. and Double Black Diamond, L.P.	8-K	10.1	9/9/13

10.06	Pledge and Security Agreement, dated as of September 6, 2013, among the Company, SWK Funding LLC. SWK Funding LLC. SWK Advisors LLC. SWK HP Holdings GP LLC. and Double Black Diamond L.P.	8-K	10.2	9/9/13

10.07	Voting Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P. Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.3	9/9/13

10.08	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.4	9/9/13

10.09	Agreement dated March 1, 2017 between SWK Holdings Corporation and Pine Hill Group, LLC				X

10.10	Employment Agreement, dated August 18, 2014, between the Company and Winston L. Black III.*	8-K	10.5	8/19/14

10.11	Royalty Agreement, dated April 2, 2013, among SWK Funding LLC, Bess Royalty, L.P. and InSite Vision Incorporated.**#	S-1/A	10.13	3/31/14

10.12	Amended and Restated Limited Partnership Agreement of Holmdel Pharmaceuticals, L.P., dated December 20, 2012, among HP General Partner, LLC, Brett Pope, an individual, and the limited partners named therein.**#	S-1/A	10.14	6/11/14

10.13	First Amendment to Amended and Restated Limited Partnership Agreement of Holmdel Pharmaceuticals, L.P., effective as of December 20, 2012, among HP General Partner, LLC, SWK HP Holdings, LP and Holmdel Therapeutics, LLC.**#	S-1/A	10.15	6/11/14

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.14	Credit Agreement, dated January 23, 2014, among Parnell Pharmaceuticals Holdings PTY Ltd. and Parnell, Inc., as Borrowers, the subsidiaries of the Borrowers named therein, the lenders named therein and SWK Funding LLC.**#	S-1/A	10.16	6/11/14

10.15	Letter Agreement, dated January 2, 2014, between SWK Holdings Corporation and Georgeson, Inc.	S-1/A	10.19	4/23/14

10.16	Subscription Agent Agreement, dated April 7, 2014, among SWK Holdings Corporation, Computershare Inc., and its wholly-owned subsidiary Computershare Trust Company, N.A.	S-1/A	10.20	4/23/14

10.17	Securities Purchase Agreement, dated August 18, 2014, between SWK Holdings Corporation and Carlson Capital, L.P.	8-K/A	10.1	8/21/14

10.18	Stockholders’ Agreement, dated August 18, 2014, among Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd. and SWK Holdings Corporation	8-K	10.2	8/19/14

10.19	Termination of Voting Agreement, dated August 18, 2014, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and SWK Holdings Corporation	8-K	10.3	8/19/14

10.20	Credit Agreement, dated July 30, 2014, between SWK Funding LLC and Response Genetics, Inc.#	8-K/A	10.1	2/2/15

10.21	Credit Agreement, dated October 31, 2014, by and among PDI, Inc., SWK Funding LLC and the financial institutions party thereto from time to time as lenders.	10-K	10.27	3/27/15

21.01	Subsidiaries				X

23.01	Consent of Independent Registered Public Accounting Firm - Burr Pilger Mayer, Inc.				X

23.02	Consent of Independent Registered Public Accounting Firm - EisnerAmper LLP				X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

99.01	Financial Statements of Holmdel Pharmaceuticals, LP				X

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

**	These certifications accompany SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings, except to the extent that SWK specifically incorporates it by reference.

#	Confidential treatment is requested for certain confidential portions of these exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from these exhibits and filed separately with the Securities and Exchange Commission

+	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

