Form 10-Q
period 2017-03-31
SWK Holdings Corp
filed 2017-05-10
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   YES     ☐   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒   YES     ☐   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   YES     ☒   NO

As of May 10, 2017, there were 13,150,220 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

 SWK Holdings Corporation

Form 10-Q

Quarter Ended March 31, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$40,514	$32,182
Accounts receivable, net	1,142	1,054
Finance receivables	130,824	126,366
Marketable investments	4,315	2,621
Investment in unconsolidated entity	—	6,985
Deferred tax asset	34,765	38,471
Warrant assets	539	1,013
Other assets	258	240
Total assets	$212,357	$208,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$730	$682
Warrant liability	187	189
Total liabilities	917	871

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,150,220 and 13,144,292 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	13	13
Additional paid-in capital	4,433,368	4,433,289
Accumulated deficit	(4,223,674)	(4,228,910)
Accumulated other comprehensive income (loss)	1,733	(87)
Total SWK Holdings Corporation stockholders’ equity	211,440	204,305
Non-controlling interests in consolidated entities	—	3,756
Total stockholders’ equity	211,440	208,061
Total liabilities and stockholders’ equity	$212,357	$208,932

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues
Finance receivable interest income, including fees	$4,656	$3,470
Marketable investments interest income	—	92
Income related to investments in unconsolidated entity	10,204	1,659
Other	4	15
Total revenues	14,864	5,236
Costs and expenses:
Impairment expense	—	339
General and administrative	661	929
Total costs and expenses	661	1,268
Other income (expense), net
Unrealized net loss on derivatives	(472)	(30)
Gain on sale of marketable securities	243	—
Income before provision for income taxes	13,974	3,938
Provision for income taxes	3,706	—
Consolidated net income	10,268	3,938
Net income attributable to non-controlling interests	5,032	842
Net income attributable to SWK Holdings Corporation Stockholders	$5,236	$3,096
Net income per share attributable to SWK Holdings Corporation Stockholders:
Basic	$0.40	$0.24
Diluted	$0.40	$0.24
Weighted Average Shares:
Basic	13,144	13,117
Diluted	13,147	13,132

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2017	2016
Consolidated net income	$10,268	$3,938
Other comprehensive income, net of tax:
Unrealized gain on investment in securities
Change in fair value of securities	1,820	14
Total other comprehensive income	1,820	14
Comprehensive income	12,088	3,952
Comprehensive income attributable to non-controlling interests	5,032	842
Comprehensive income attributable to SWK Holdings Corporation Stockholders	$7,056	$3,110

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$10,268	$3,938
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investment in unconsolidated entity	(10,204)	(1,659)
Impairment expense	—	339
Deferred income taxes	3,706	—
Change in fair value of warrants	472	30
Gain on sale of marketable securities	(243)	—
Loan discount amortization and fee accretion	(568)	(908)
Interest paid-in-kind	(383)	—
Stock-based compensation	78	106
Other	4	3
Changes in operating assets and liabilities:
Accounts receivable	(88)	(145)
Other assets	(112)	327
Accounts payable and other liabilities	48	298
Net cash provided by operating activities	2,978	2,329

Cash flows from investing activities:
Cash distributions from investment in unconsolidated entity	17,189	1,910
Proceeds from sale of available-for-sale marketable securities	345	—
Investment in finance receivables	(3,638)	(3,535)
Repayment of finance receivables	225	14,183
Marketable investment principal payment	24	—
Purchases of property plant and equipment	(3)	(3)
Net cash provided by investing activities	14,142	12,555

Cash flows from financing activities:
Distribution to non-controlling interests	(8,788)	(977)
Net cash used in financing activities	(8,788)	(977)

Net increase in cash and cash equivalents	8,332	13,907
Cash and cash equivalents at beginning of period	32,182	47,287
Cash and cash equivalents at end of period	$40,514	$61,194

Supplemental noncash flow activity:
Common stock received in connection with amendment of finance receivable	$—	$150

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

As of May 10, 2017, the Company and its partners have executed transactions with 25 different parties under its specialty finance strategy, funding $322 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, purchased royalties generated by sales of life science products and related intellectual property.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 17, 2017.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, valuation of warrants, income taxes and contingencies, among others.  Some of these judgments can be subjective and complex, and consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the entity to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2018. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements nor decided upon the method of adoption.

In March 2016, the FASB issued ASU 2016-07, “Equity Method and Joint Ventures (Topic 323).” This guidance simplifies the accounting for equity method investments by eliminating the requirement in Topic 323 that requires an entity to retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. ASU-2016-07 did not have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients,” which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The new guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption would be permitted for fiscal years beginning after December 15, 2016. The Company has been evaluating the impact of ASU 2014-09 and related ASUs and does not believe they will have a material impact on the Company’s consolidated financial statements. The Company currently intends to use the modified prospective approach upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The amendments of ASU No. 2016-09 were issued as part of the FASB’s simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows.

Effective as of January 1, 2017, the Company adopted a change in accounting policy in accordance with ASU 2016-09 to account for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as discrete items in the reporting period in which they occur, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The change was applied on a modified retrospective basis; no prior periods were restated as a result of this change in accounting policy.

ASU 2016-09 also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid in capital. Approximately $1.9 million of net operating losses have been attributed to tax deduction for stock based compensation in excess of the related book expense. Under ASU 2016-09, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2017, the start of the year in which the Company adopted ASU 2016-09. The net operating losses recognized as of January 1, 2017, as described above, have been offset by a valuation allowance. As a result, there was no tax-related cumulative-effect to retained earnings.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230),” which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued this guidance with the intent of reducing diversity in practice with respect to classification of eight types of cash receipts and payments: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero coupon bonds, (3) contingent consideration payments after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. For the Company, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption will be permitted for all entities and must be applied retrospectively to all periods presented but it may be applied prospectively if retrospective application would be impracticable. The Company believes ASU 2016-15 will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 2. Net Income per Share

Basic net income per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted average number of outstanding shares of common stock, and when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted income per share for the following (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income attributable to SWK Holdings Corporation Stockholders	$5,236	$3,096

Denominator:
Weighted-average shares outstanding	13,144	13,117
Effect of dilutive securities	3	15

Weighted-average diluted shares	13,147	13,132

Basic net income per share attributable to SWK Holdings Corporation Stockholders	$0.40	$0.24
Diluted net income per share attributable to SWK Holdings Corporation Stockholders	$0.40	$0.24

For the three months ended March 31, 2017 and 2016, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 399,000 and 372,000 respectively, have been excluded from the calculation of diluted income per share as all such securities were anti-dilutive.

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

Portfolio	March 31, 2017	December 31, 2016
Term Loans	$96,514	$91,841
Royalty Purchases	35,969	36,184
Total before allowance for credit losses	132,483	128,025
Allowance for credit losses	(1,659)	(1,659)
Total carrying value	$130,824	$126,366

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

The Company individually develops the allowance for credit losses for any identified impaired loans. In developing the allowance for credit losses, the Company considers, among other things, the following credit quality indicators:

▪	business characteristics and financial conditions of obligors;
▪	current economic conditions and trends;
▪	actual charge-off experience;
▪	current delinquency levels;
▪	value of underlying collateral and guarantees;
▪	regulatory environment; and
▪	any other relevant factors predicting investment recovery.

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	March 31, 2017			December 31, 2016
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term Loans	$19,040	77,474	$96,514	$19,040	$72,801	$91,841
Royalty Purchases	—	34,310	34,310	—	34,525	34,525

Total carrying value	$19,040	111,784	$130,824	$19,040	$107,326	$126,366

As of March 31, 2017 and December 31, 2016, the Company had two term loans associated with two portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $19.0 million. No cash on nonaccrual loans was collected during the three months ended March 31, 2017. Of the two nonaccrual term loans at March 31, 2017, neither are deemed to be impaired. (Please see ABT Molecular Imaging, Inc. and B&D Dental below for further details regarding nonaccrual term loans.)

ABT Molecular Imaging, Inc. (“ABT”)

On October 10, 2014, the Company entered into a credit agreement pursuant to which the Company provided ABT a second lien term loan in the principal amount of $10.0 million. The loan matures on October 8, 2021. The synthetic royalty payment due to the Company on December 15, 2015 was blocked by ABT’s first lien lender pursuant to the terms of the intercreditor agreement by and between the Company and the first lien lender as a result of a forbearance agreement entered into between ABT and the first lien lender. Per the terms of the forbearance agreement, the first lien lender deferred principal payments until maturity of the first lien in March 2016 and ABT raised additional equity capital.

 In February 2016, ABT violated the terms of the forbearance agreement with the first lien lender. In order to control the work out of the default under the first lien loan and prevent the equity sponsors from taking control of the first lien term loan, the Company purchased from an unrelated party the first lien term loan at par for a purchase price of $0.7 million. Since then the equity sponsors funded cash shortfalls into the second quarter of 2016. The Company continues to work with ABT’s equity sponsors to resolve the existing defaults including raising external third-party capital and pursuing strategic opportunities.

Since June 7, 2016, the Company entered into additional amendments to the first lien term loan, which provided for an additional $3.5 million of liquidity under the first lien credit agreement. ABT has drawn down $3.3 million as of May 10, 2017.

The collateral for the loan has been individually reviewed, and the Company believes that the fair market value of the loan, less costs to sell, was greater than the recorded investments in the loans as of March 31, 2017. Based on the impairment analysis, the Company has determined that recording a provision for credit losses as of March 31, 2017 is not required. The Company considered several factors in this determination, including an independent third-party valuation and developments in ABT’s business and industry.

B&D Dental (“B&D”)

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60 thousand. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of March 31, 2017, the total amount funded was $8.1 million.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During the first quarter of 2017, the Company executed an additional amendment to the loan to advance an additional $0.1 million to finance the purchase of certain equipment to support its manufacturing operations and to protect the value of the collateral. The Company expects B&D to pay interest and principal on the equipment purchase advance and continues to work with B&D to improve its operational performance and pursue strategic alternatives. The Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of March 31, 2017. The Company considered several factors in this determination, including an independent third-party valuation and developments in the portfolio company’s business and industry.

Note 4. Marketable Investments

Investment in securities at March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Corporate debt securities	$1,540	$1,564
Equity securities	2,775	1,057
Total	$4,315	$2,621
10

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities as of March 31, 2017 and December 31, 2016, are as follows (in thousands):

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$1,540	$—	$—	$1,540
Equity securities	1,042	1,818	(85)	2,775
	$2,583	$1,818	$(85)	$4,315
December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$1,564	$—	$—	$1,564
Equity securities	1,144	—	(87)	1,057
	$2,708	$—	$(87)	$2,621

Equity Securities

The Company’s equity securities include 661,076 shares of Cancer Genetics common stock and 77,922 shares of Hooper Holmes common stock. During the three months ended March 31, 2017, the Company sold 75,000 shares of Cancer Genetics common stock, which resulted in a realized gain of $0.2 million. As of March 31, 2017, the Cancer Genetics and Hooper Holmes equity securities are reflected at fair value of $2.7 million and $0.1 million, respectively, as available-for-sale securities.

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

The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the three months ended March 31, 2017 was $24,000, which was credited to the notes’ carrying value. As of March 31, 2017, the notes are reflected at their estimated fair value of $1.5 million and classified as available-for-sale securities.

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

SWK HP has significant influence over the decisions made by Holmdel. SWK HP receives quarterly distributions of cash flow generated by InnoPran XL according to a tiered scale that is subject to certain cash on cash returns received by SWK HP. SWK HP achieved the 2x cash on cash return threshold with the November 2016 distribution as such its economic ownership in Holmdel approximates 49 percent.

On February 23, 2017, Holmdel sold the U.S. marketing authorization rights to InnoPran XL to ANI Pharmaceuticals, Inc. SWK Holdings GP received net proceeds from the transaction of approximately $8.0 million. The approximate $8.0 million of proceeds includes a 5 percent incentive fee earned from SWK HP, and SWK Holding GP’s share of the sale proceeds. As part of the transaction, SWK HP and all involved parties executed mutual releases and terminations of all license and supply agreements. SWK Holdings GP anticipates receiving an additional distribution regarding InnoPran XL sales covering the period from January 1, 2017 until the sale, though such distribution is not expected to be material.

Unconsolidated VIEs

For the three months ended March 31, 2017, the Company recognized $10.2 million of equity method gains, of which $5.0 million was attributable to the non-controlling interest in SWK HP. In addition, SWK HP received cash distributions totaling $17.2 million during the three months ended March 31, 2017, of which $8.8 million was subsequently paid to holders of the non-controlling interests in SWK HP. For the three months ended March 31, 2016, the Company recognized $1.7 million of equity method gains, of which $0.8 million was attributable to the non-controlling interest in SWK HP. In addition, SWK HP received cash distributions totaling $1.9 million during the three months ended March 31, 2016, of which $1.0 million was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the three months ended March 31, 2017, are as follows (in thousands):

Balance at December 31, 2016	$6,985
Add: Income from investments in unconsolidated entities	10,204
Less: Cash distribution from investments in unconsolidated entities	(17,189)
Balance at March 31, 2017	$—

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

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. An unrealized loss of $0.1 million was included in other expense, net in the unaudited condensed consolidated statements of income for the three months ended March 31, 2016. The Company recorded a nominal gain for the three months ended March 31, 2017. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2017	December 31, 2016
Dividend rate	—	—
Risk-free rate	1.9%	1.9%
Expected life (years)	3.4	3.7
Expected volatility	33.8%	34.1%

The changes on the value of the warrant liability during the three months ended March 31, 2017 were as follows (in thousands):

Fair value – December 31, 2016	$189
Issuances	—
Changes in fair value	(2)
Fair value – March 31, 2017	$187

Note 7. Stockholders’ Equity

Stock Compensation Plans

During the three months ended March 31, 2017 and 2016, the Board approved compensation for Board services by granting 5,928 and 6,150 shares, respectively, of common stock as compensation for the non-employee directors. During each of the three months ended March 31, 2017 and 2016, the Company recorded approximately $62,000 in Board compensation expense relating to the quarterly grants. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.1 million, respectively.

Non-controlling Interests

As discussed in Note 5, SWK HP has a limited partnership interest in Holmdel. Changes in the carrying amount of the non-controlling interest in the unaudited condensed consolidated balance sheet for the three months ended March 31, 2017, is as follows (in thousands):

Balance at December 31, 2016	$3,756
Add: Income attributable to non-controlling interests	5,032
Less: Cash distribution to non-controlling interests	(8,788)
Balance at March 31, 2017	$—

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended March 31, 2017.

The fair value of equity method investments is not readily available nor has the Company estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of its equity method investments included in the unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$539	$—	$—	$539
Marketable investments	4,315	2,775	—	1,540

Financial Liabilities:
Warrant liability	$187	$—	$—	$187

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,013	$—	$—	$1,013
Marketable investments	2,621	1,057	—	1,564

Financial Liabilities:
Warrant liability	$189	$—	$—	$189

The changes on the value of the warrant assets during the three months ended March 31, 2017 were as follows (in thousands):

Fair value – December 31, 2016	$1,013
Issuance	—
Settlements	—
Change in fair value	(474)
Fair value – March 31, 2017	$539

The Company holds warrants issued to the Company in conjunction with certain term loan investments. These warrants meet the definition of a derivative and are included in the unaudited condensed consolidated balance sheets. The fair values for warrants outstanding, which do not have a readily determinable value, are measured using the Black-Scholes option pricing model. The following ranges of assumptions were used in the models to determine fair value:

	March 31,	December 31,
	2017	2016
Dividend rate range	—	—
Risk-free rate range	1.9% to 2.2%	1.9% to 2.3%
Expected life (years) range	3.4 to 5.0	3.6 to 5.3
Expected volatility range	87.9% to 92.0%	87.4% to 94.1%

 The following table presents the financial assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2017
Impaired loans	$3,223	$—	$—	$3,223
December 31, 2016
Impaired loans	$3,338	$—	$—	$3,338

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in unconsolidated entity.

As of March 31, 2017 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$40,514	$40,514	$40,514	$—	$—
Finance receivables	130,824	130,824	—	—	130,824
Marketable investments	2,582	4,315	2,775	—	1,540
Warrant assets	539	539	—	—	539

Financial Liabilities
Warrant liability	$187	$187	$—	$—	$187

As of December 31, 2016 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$32,182	$32,182	$32,182	$—	$—
Finance receivables	126,366	126,366	—	—	126,366
Marketable investments	2,707	2,621	1,057	—	1,564
Warrant assets	1,013	1,013	—	—	1,013

Financial Liabilities
Warrant liability	$189	$189	$—	$—	$189
16

Note 9. Subsequent Events

Soluble Systems LLC

On October 5, 2016, Soluble Systems LLC (“Soluble”) agreed to be acquired by Alliqua BioMedical, Inc. (“Alliqua”). The transaction was contingent upon Alliqua raising debt or equity financing of at least $45 million. On February 28, 2017, Alliqua announced the termination of its agreement to acquire Soluble due to Alliqua’s inability to raise sufficient financing.

On May 10, 2017, SWK Funding LLC, a wholly-owned subsidiary of the Company (“SWK Funding”), and Soluble entered into the Second Amendment to the Credit Agreement whereby SWK Funding agreed to fund a subsequent term loan in an amount of up to $1.5 million to Soluble by August 2017. Soluble has agreed to raise $1.5 million of additional subordinated capital from affiliates to match the subsequent term loan funding, to be funded between closing and August 2017. The amendment allows Soluble to pay interest in kind (“PIK”) for the payments due in February, May and August 2017 and extends the interest only period to November 2017.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report.

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

In addition, we provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life-science finance. We may seek to raise discretionary capital from similar investors in the future.

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

As of May 10, 2017, we have executed 25 transactions, deploying approximately $322 million, across a variety of opportunities. In counting our transactions, we generally consider a series of transactions with one partner company as a single transaction. In eight of the transactions, we participated alongside other investors; our investment advisory clients co-invested in two of these transactions. The other fifteen transactions were completed solely by SWK. Subsequent to closing on one of the eight transactions, however, we syndicated a portion of the loan to an investment advisory client and then subsequently purchased it back and partnered with another investor on a follow-on round for the same partner company.

The table below provides an overview of our outstanding transactions as of March 31, 2017.

(in thousands, except rate and share data)
Royalty Purchases and			Funded	GAAP		Income Recognized
Financings	Licensed Technology	Footnote	Amount	Balance	Rate	Q1
Besivance®	Ophthalmic antibiotic	(1)	$6,000	$3,223	N/A	$97
Tissue Regeneration Therapeutics	Umbilical cord banking	(2)	3,250	3,547	N/A	150
Cambia®	NSAID migraine treatment	(3)	8,500	8,119	N/A	281
Secured Royalty Financing	Women’s health	(4)	3,000	1,540	11.5%	—
Forfivo XL®	Depressive disorder treatment		6,000	5,587	N/A	369
Narcan®	Opioid overdose treatment	(5)	13,750	13,834	N/A	674

				Maturity	GAAP		Income Recognized
Term Loans	Type	Footnote	Principal	Date	Balance	Rate	Q1
B&D Dental Corporation	First Lien	(6)	$8,117	12/10/18	$8,117	13.5%	$—
B&D Dental Corporation	First Lien Equipment Loan	(6)	88	03/28/17	88	16.3%	—
ABT Molecular Imaging	Second Lien Royalty	(7)	10,000	10/08/21	10,923	N/A	—
ABT Molecular Imaging	First Lien	(7)	3,333	06/30/16	3,333	6.5%	46
DxTerity Diagnostics	First Lien	(8)	7,500	04/06/21	7,450	13.5%	255
Hooper Holmes, Inc.	First Lien	(9)	5,000	04/17/18	3,018	15.0%	268
Soluble Systems LLC	First Lien	(10)	12,781	05/30/20	12,819	13.3%	415
Keystone Dental, Inc.	First Lien	(11)	20,000	05/20/21	19,808	13.0%	679
Thermedx, LLC	First Lien	(12)	2,500	05/05/21	2,764	N/A	128
Tenex Health, Inc.	First Lien		6,000	06/30/21	5,979	12.0%	211
Parnell Pharmaceuticals	First Lien	(13)	13,500	11/22/20	13,819	13.0%	809
OraMetrix, Inc.	First Lien	(14)	8,500	12/15/21	8,395	12.0%	274
		Funded	GAAP	Income Recognized
Other	Footnote	Amount	Balance	Q1
Holmdel Pharmaceuticals, LP	(15)	$6,000	$—	$10,204
Cancer Genetics (Common Stock)		—	2,710	N/A
Hooper Holmes, Inc. (Common Stock)	(9)	—	65	N/A
19

		Number of	Exercise Price per	GAAP	Change in Fair Value
Warrants to Purchase Stock	Footnote	Shares	Share	Balance	Q1
Tribute Pharmaceuticals Canada, Inc.	(16)	1,843,016	$Various	$243	$(465)
B&D Dental Corporation	(6)	225	0.01	—	—
ABT Molecular Imaging		5,000,000	0.20	—	—
DxTerity Diagnostics		300,481	2.08	—	—
Hooper Holmes, Inc.	(9)	543,478	1.30	296	(9)
Soluble Systems LLC	(17)	1,209,068	0.99	—	—
Keystone Dental, Inc.	(11)	793,651	1.26	—	—
Tenex Health, Inc.		2,693,878	0.37	—	—
OraMetrix, Inc.		690,496	0.62	—	—

		Income
	Assets	Q1
Total Finance Receivables	$130,824	$4,656
Total Marketable Securities	4,315	—
Total Net Investment in Unconsolidated Entity	—	10,204
Fair Value of Warrant Assets	539	—
Total Assets/Income	$135,678	$14,860

(1)	Effective 2.4 percent royalty on sales of Besivance. A $1,659 allowance for credit loss was recognized in 2016.
(2)	Milestone payment of $1,250 was paid in October 2014, when royalty payments achieved a certain threshold.
(3)	Only one remaining contingent earnout of $250 remains as of March 31, 2017.
(4)	Purchased $3,000 of a total $100,000 aggregate amount. Notes are secured by certain royalty and milestone payments associated with the sales of pharmaceutical products. An other-than-temporary impairment charge of $1,252 was recognized during 2016, and $138 of accrued interest was written off in 2016.
(5)	Purchase agreement contains a contingent earnout milestone payment of $3,750 should net sales reach a certain threshold during a specified period of time.
(6)	In the aggregate, executed eight amendments to the loan to advance additional $2,189 since 2014. B&D is evaluating strategic alternatives for the business. Should B&D achieve EBITDA threshold for the year ending December 31, 2017, the exercise price of the warrants will be amended to $4 per share.
(7)	December 2015 synthetic royalty payment to us was blocked by first lien lender; we purchased senior first lien credit facility at par in February 2016. Interest is being paid current on the first lien credit facility; first lien credit facility maturity date has not been extended. Executed six amendments to advance $3.0 million since June of 2016.
(8)	Given strong underlying business fundamentals, facility was amended on December 16, 2016 to fund $2,500. SWK received additional warrants.
(9)	Agreed to merge with Provant Health Solutions LLC (“Provant”). SWK has committed to increase the facility to $6,500 as part of the transaction. Interest rate will decrease to 13.5 percent at closing of the merger. SWK requires Hooper to raise $3,500 of new equity capital as part of the transaction. SWK has also agreed to provide a $2,000 seasonal working capital facility, which is guaranteed by Century Focused Fund III, LP, Provant’s primary equity holder.
(10)	Executed amendment in May 2017 to provide for up to $1.5 million in a subsequent term loan draw that will be matched by an additional $1.5 million of new subordinated insider capital.
(11)	Met aggregate revenue and capital raise thresholds, and as a result, subsequent term loan of $2,500 was funded and subsequent warrant for 99,206 shares was received on January 18, 2017.
(12)	Funded $2,500 on May 5, 2016. $1,000 unfunded commitment remains as of March 31, 2017.
(13)	On November 22, 2016, SWK and other non-SWK affiliated lenders provided a term loan in the principal amount of $20,000. SWK provided $13,500 and other non-SWK affiliated lenders provided $6,500. SWK serves as the agent under the credit agreement.
(14)	Funded $8,500 on December 15, 2016.
(15)	Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product. SWK Holdings GP acquired a direct general partnership interest in SWK HP. SWK HP acquired a direct limited partnership interest in Holmdel. On February 23, 2017, Holmdel sold substantially all of its assets, and SWK received net proceeds of approximately $8.0 million from the transaction.
(16)	Repaid on February 5, 2016. Warrants are exercisable into shares of Aralez Pharmaceuticals.
(17)	Warrant value subject to value caps if company sold prior to June 30, 2017.
20

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 17, 2017. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2017, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues

We generated revenues of $14.9 million for the three months ended March 31, 2017, driven primarily by $4.7 million in interest and fees earned on our finance receivables, and $10.2 million in income related to our investment in an unconsolidated entity. We generated revenues of $5.2 million for the three months ended March 31, 2016, driven primarily by $3.6 million in interest and fees earned on finance receivables and marketable securities, and $1.7 million in income related to our investment in an unconsolidated entity. The increase in revenue is primarily driven by the net proceeds received related to our investment in an unconsolidated entity, which on February 23, 2017 transacted to sell its U.S. marketing rights to its underlying intellectual property. Please refer to Part I. Financial Information, Item 1. Financial Statements, Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Holmdel transaction. The increase in finance receivable interest was due to six new investments funded in the second through fourth quarters of 2016.

Impairment Expense

We recognized security impairment expense during the three months ended March 31, 2016 on equity securities of $0.3 million, to reflect the security at its fair market value as of March 31, 2016. We did not recognize any security impairment expense for the three months ended March 31, 2017.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased to $0.7 million for the three months ended March 31, 2017 from $0.9 million for the three months ended March 31, 2016, which was due to a decrease in both cash-based and stock-based compensation.

Other Income (Expense), Net

 Other income (expense), net for the three months ended March 31, 2017 reflected a net fair market value loss of $0.5 million on our warrant derivatives and a $0.2 million realized gain on the sale of available-for-sale equity securities. Other income (expense), net for the three months ended March 31, 2016 reflected a net fair market value loss of $30 thousand.

Income Tax Expense

We have incurred net operating losses on a consolidated basis for all years from inception through 2012. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not.” We believe that it is more likely than not that the Company will be able to realize approximately $34.8 million benefit of the U.S. federal and state deferred tax assets in the future.

As of March 31, 2017, we had NOLs for federal income tax purposes of $404.0 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority expiring by 2021. We recognized $3.7 million of income tax expense for the three months ended March 31, 2017. No income tax expense was recognized for the three months ended March 31, 2016. We also had federal research credit carryforwards of $2.7 million. The federal research credits will expire by 2029.

Liquidity and Capital Resources

As of March 31, 2017, we had $40.5 million in cash and cash equivalents, compared to $32.2 million in cash and cash equivalents as of December 31, 2016. The primary driver of the net increase in our cash balance was the net proceeds of $8.0 million received related to our investment in an unconsolidated entity.

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

As of March 31, 2017, our portfolio contains $130.8 million of finance receivables and $4.3 million of marketable investments. We expect these assets to generate positive cash flows in 2017. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2017.

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

As of March 31, 2017, the Company had unfunded commitments of $8.1 million. Of the total $8.1 million, $0.3 million and $3.8 million are potentially payable to the sellers of the Cambia® and Narcan® royalties, respectively. There are no additional earnout payments contracted to be paid by us to any of our partner companies. As of March 31, 2017, our unfunded commitments were as follows (in millions):

Cambia®	$0.3
Narcan®	3.8
Tenex Health, Inc.	3.0
Thermedx, LLC	1.0
Total Unfunded Commitments	$8.1

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2017, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at March 31, 2017 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the three months ended March 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 17, 2017. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.       Exhibits

Number	Exhibit Description			Filing	Filed
		Form	Exhibit	Date	Herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2017.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
26