Form 10-Q
period 2017-06-30
SWK Holdings Corp
filed 2017-08-10
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 10, 2017, there were 13,043,381 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended June 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$36,435	$32,182
Accounts receivable	1,370	1,054
Finance receivables, net	139,210	126,366
Marketable investments	4,177	2,621
Investment in unconsolidated entity	—	6,985
Deferred tax asset	33,365	38,471
Warrant assets	841	1,013
Other assets	212	240
Total assets	$215,610	$208,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$591	$682
Warrant liability	201	189
Total liabilities	792	871

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,043,381 and 13,144,292 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	13	13
Treasury stock, $0.001 par value; 112,553 and 53 shares held as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	4,433,446	4,433,289
Accumulated deficit	(4,220,265)	(4,228,910)
Accumulated other comprehensive income (loss)	1,624	(87)
Total SWK Holdings Corporation stockholders’ equity	214,818	204,305
Non-controlling interests in consolidated entities	—	3,756
Total stockholders’ equity	214,818	208,061
Total liabilities and stockholders’ equity	$215,610	$208,932

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Finance receivable interest income, including fees	$5,734	$6,457	$10,390	$9,927
Marketable investments interest income	—	—	—	92
Income related to investments in unconsolidated entity	335	2,143	10,539	3,802
Other	5	11	9	26
Total revenues	6,074	8,611	20,938	13,847
Costs and expenses:
Provision for credit losses	—	1,659	—	1,659
Impairment expense	—	6,590	—	6,929
General and administrative	951	789	1,612	1,718
Total costs and expenses	951	9,038	1,612	10,306
Other income (expense), net
Unrealized net gain (loss) on derivatives	(143)	471	(614)	441
Gain on sale of marketable securities	—	—	243	—
Income before provision for income taxes	4,980	44	18,955	3,982
Provision for income taxes	1,400	—	5,106	—
Consolidated net income	3,580	44	13,849	3,982
Net income attributable to non-controlling interests	171	1,090	5,204	1,931
Net income (loss) attributable to SWK Holdings Corporation Stockholders	$3,409	$(1,046)	$8,645	$2,051
Net income (loss) per share attributable to SWK Holdings Corporation stockholders:
Basic	$0.26	$(0.08)	$0.66	$0.16
Diluted	$0.26	$(0.08)	$0.66	$0.16
Weighted Average Shares
Basic	13,038	13,126	13,035	13,123
Diluted	13,042	13,126	13,038	13,126

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated net income	$3,580	$44	$13,849	$3,982
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment in securities
Change in fair value of marketable securities	(109)	(69)	1,711	(55)
Total other comprehensive income (loss)	(109)	(69)	1,711	(55)
Comprehensive income (loss)	3,471	(25)	15,560	3,927
Comprehensive income attributable to non-controlling interests	171	1,090	5,204	1,931
Comprehensive income (loss) attributable to SWK Holdings Corporation Stockholders	$3,300	$(1,115)	$10,356	$1,996

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$13,849	$3,982
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investment in unconsolidated entity	(10,539)	(3,802)
Provision for loan credit losses	—	1,659
Impairment expense	—	6,929
Deferred income taxes	5,106	—
Change in fair value of warrants	614	(441)
Gain on sale of marketable securities	(243)	—
Loan discount amortization and fee accretion	(1,622)	(2,038)
Interest paid-in-kind	(807)	—
Stock-based compensation	157	205
Other	9	9
Changes in operating assets and liabilities:
Accounts receivable	(316)	(237)
Other assets	(65)	(347)
Accounts payable and other liabilities	(91)	(131)
Net cash provided by operating activities	6,052	5,788

Cash flows from investing activities:
Cash distributions from investment in unconsolidated entity	17,524	4,304
Proceeds from sale of available-for-sale marketable securities	345	—
Cash received from settlement of warrants	—	1,014
Investment in finance receivables	(11,012)	(23,047)
Repayment of finance receivables	261	43,477
Marketable investment principal payment	54	—
Other	(11)	(4)
Net cash provided by investing activities	7,161	25,744

Cash flows from financing activities:
Distribution to non-controlling interests	(8,960)	(2,202)
Net cash used in financing activities	(8,960)	(2,202)

Net increase in cash and cash equivalents	4,253	29,330
Cash and cash equivalents at beginning of period	32,182	47,287
Cash and cash equivalents at end of period	$36,435	$76,617

Supplemental noncash flow activity:
Common stock received in connection with amendment of finance receivable	$—	$150
Value of warrants received, net of warrants canceled, in connection with amendment of finance receivable	$431	$—

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

The Company has net operating loss carryforwards (“NOLs”) and believes that the ability to utilize these NOLs is an important and substantial asset. The Company believes that the foregoing business strategies can create value for its stockholders, and produce prospective taxable income (or the ability to generate capital gains) that might permit the Company to utilize the NOLs. However, at this time, under current law, we do not anticipate that our life science business strategy will generate sufficient income to permit us to utilize all of our NOLs prior to their respective expiration dates. As such, it is possible that we might pursue additional strategies that we believe might result in our ability to utilize more of our NOLs. The Company is unable to assure investors that it will find suitable financing opportunities or that it will be able to utilize its existing NOLs.

As of August 10, 2017, the Company and its partners have executed transactions with 26 different parties under its specialty finance strategy, funding $371 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, purchased royalties generated by sales of life science products and related intellectual property.

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

The Company owns interests in various partnerships and limited liability companies, or LLCs. The Company consolidates its investments in these partnerships or LLCs, where (a) the Company, as the general partner or managing member, exercises effective control, even though the Company’s ownership may be less than 50 percent, (b) the related governing agreements provide the Company with broad powers, and (c) the other parties do not participate in the management of the entities and do not have the substantial ability to remove the Company. The Company has reviewed each of the underlying agreements to determine if it has effective control. If circumstances change and it is determined this control does not exist, any such investment would be recorded using the equity method of accounting. Although this would change individual line items within the Company’s unaudited condensed consolidated financial statements, it would have no effect on its operations and/or total stockholders’ equity attributable to the Company.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the entity to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance is effective for annual periods beginning after December 15, 2017 and is applicable to the Company in fiscal 2018. The Company has been evaluating the new guidance and believes ASU 2016-01 will not have a material impact on its consolidated financial statements upon adoption in fiscal 2018.

In March 2016, the FASB issued ASU No. 2016-07, “Equity Method and Joint Ventures (Topic 323).” This guidance simplifies the accounting for equity method investments by eliminating the requirement in Topic 323 that requires an entity to retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. ASU 2016-07 did not have a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) — Narrow-Scope Improvements and Practical Expedients,” which clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters. The new guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption would have been permitted for fiscal years beginning after December 15, 2016. The Company has been evaluating the impact of ASU 2014-09 and related ASUs, and aside from enhanced disclosures surrounding revenue recognized from contracts with customers, the Company does not believe they will have a material impact on the Company’s consolidated financial statements. The Company currently intends to use the modified prospective approach upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The amendments of ASU 2016-09 were issued as part of the FASB’s simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows.

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

ASU 2016-09 also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid-in capital. Approximately $1.9 million of net operating losses have been attributed to tax deduction for stock based compensation in excess of the related book expense. Under ASU 2016-09, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2017, the start of the year in which the Company adopted ASU 2016-09. The net operating losses recognized as of January 1, 2017, as described above, have been offset by a valuation allowance. As a result, there was no tax-related cumulative-effect to retained earnings.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The new standard adds an impairment model, known as the current expected credit loss (CECL) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of losses. The ASU describes the impairment allowance as a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down, which will allow an entity the ability to record reversals of credit losses in current period net income. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The Company is currently evaluating the new guidance but believes it is likely to incur more upfront loan losses under the new credit loss model.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230),” which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued this guidance with the intent of reducing diversity in practice with respect to classification of eight types of cash receipts and payments: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero coupon bonds, (3) contingent consideration payments after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. For the Company, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption will be permitted for all entities and must be applied retrospectively to all periods presented; however, it may be applied prospectively if retrospective application would be impracticable. The Company believes ASU 2016-15 will not have a material impact on the Company’s consolidated financial statements upon adoption.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718),” to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting required by Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The Company believes ASU 2017-09 will not have a material impact on the Company’s consolidated financial statements upon adoption in fiscal 2018.

Note 2. Net Income per Share

Basic net income per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted average number of outstanding shares of common stock, and when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to SWK Holdings Corporation Stockholders	$3,409	$(1,046)	$8,645	$2,051

Denominator:
Weighted-average shares outstanding	13,038	13,126	13,035	13,123
Effect of dilutive securities	4	—	3	3

Weighted-average diluted shares	13,042	13,126	13,038	13,126

Basic income (loss) per share attributable to SWK Holdings Corporation Stockholders	$0.26	$(0.08)	$0.66	$0.16
Diluted income (loss) per share attributable to SWK Holdings Corporation Stockholders	$0.26	$(0.08)	$0.66	$0.16

For the three months ended June 30, 2017 and 2016, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 287,000 and 388,000, respectively, have been excluded from the calculation of diluted income (loss) per share as all such securities were anti-dilutive. For the six months ended June 30, 2017 and 2016, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 343,000, and 369,000, respectively, have been excluded from the calculation of diluted income per share as all such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

Portfolio	June 30, 2017	December 31, 2016
Term Loans	$104,847	$91,841
Royalty Purchases	36,022	36,184
Total before allowance for credit losses	140,869	128,025
Allowance for credit losses	(1,659)	(1,659)
Total carrying value	$139,210	$126,366

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

The Company individually develops the allowance for credit losses for any identified impaired loans. In developing the allowance for credit losses, the Company considers, among other things, the following credit quality indicators:

▪	business characteristics and financial conditions of obligors;

▪	current economic conditions and trends;

▪	actual charge-off experience;

▪	current delinquency levels;

▪	value of underlying collateral and guarantees;

▪	regulatory environment; and

▪	any other relevant factors predicting investment recovery.

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	June 30, 2017			December 31, 2016
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term Loans	$19,040	85,807	$104,847	$19,040	$72,801	$91,841
Royalty Purchases	—	34,363	34,363	—	34,525	34,525

Total carrying value	$19,040	120,170	$139,210	$19,040	$107,326	$126,366

As of June 30, 2017 and December 31, 2016, the Company had two term loans associated with two portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $19.0 million. No cash on nonaccrual loans was collected during the six months ended June 30, 2017. Of the two nonaccrual term loans as of June 30, 2017, neither are deemed to be impaired. (Please see ABT Molecular Imaging, Inc. and B&D Dental below for further details regarding nonaccrual term loans.)

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

Since June 7, 2016, the Company entered into additional amendments to the first lien term loan, which provided for an additional $5.0 million of liquidity under the first lien credit agreement. ABT has drawn down $5.0 million as of August 10, 2017. The Company is currently working with ABT and its advisors to complete a strategic transaction; the outcome of such process is uncertain.

The collateral for the loan has been individually reviewed, and the Company believes that the fair market value of the loan, less costs to sell, was greater than the recorded investments in the loans as of June 30, 2017. Based on the impairment analysis, the Company has determined that recording a provision for credit losses as of June 30, 2017 is not required. The Company considered several factors in this determination, including an independent third-party valuation and developments in ABT’s business and industry.

B&D Dental (“B&D”)

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60 thousand. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of June 30, 2017, the total amount funded was $8.1 million.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During the first quarter of 2017, the Company executed an additional amendment to the loan to advance an additional $0.1 million to finance the purchase of certain equipment to support its manufacturing operations and to protect the value of the collateral. The Company expects B&D to pay interest and principal on the equipment purchase advance and continues to work with B&D to improve its operational performance and pursue strategic alternatives. The Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of June 30, 2017. The Company considered several factors in this determination, including the valuation of B&D and developments in B&D’s business and industry.

Note 4. Marketable Investments

Investment in securities at June 30, 2017 and December 31, 2016 consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Corporate debt securities	$1,510	$1,564
Equity securities	2,667	1,057
Total	$4,177	$2,621

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities as of June 30, 2017 and December 31, 2016, are as follows (in thousands):

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$1,510	$—	$—	$1,510
Equity securities	1,043	1,718	(94)	2,667
	$2,553	$1,718	$(94)	$4,177

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$1,564	$—	$—	$1,564
Equity securities	1,144	—	(87)	1,057
	$2,708	$—	$(87)	$2,621

Equity Securities

The Company’s equity securities include 661,076 shares of Cancer Genetics common stock and 77,922 shares of Hooper Holmes common stock. During the six months ended June 30, 2017, the Company sold 75,000 shares of Cancer Genetics common stock, which resulted in a realized gain of $0.2 million. As of June 30, 2017, the Cancer Genetics and Hooper Holmes equity securities are reflected at fair value of $2.6 million and $0.1 million, respectively, as available-for-sale securities.

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

The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the six months ended June 30, 2017 was $54,000, which was credited to the notes’ carrying value. As of June 30, 2017, the notes are reflected at their estimated fair value of $1.5 million and classified as available-for-sale securities.

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

SWK HP had significant influence over the decisions made by Holmdel. SWK HP received quarterly distributions of cash flow generated by InnoPran XL according to a tiered scale that was subject to certain cash on cash returns received by SWK HP. SWK HP achieved the 2x cash on cash return threshold with the November 2016 distribution as such its economic ownership in Holmdel approximated 49 percent.

On February 23, 2017, Holmdel sold the U.S. marketing authorization rights to InnoPran XL to ANI Pharmaceuticals, Inc. SWK Holdings GP received net proceeds from the transaction of approximately $8.0 million. The approximate $8.0 million of proceeds includes a 5 percent incentive fee earned from SWK HP, and SWK Holding GP’s share of the sale proceeds. As part of the transaction, SWK HP and all involved parties executed mutual releases and terminations of all license and supply agreements. SWK Holdings GP received an additional distribution regarding InnoPran XL sales covering the period from January 1, 2017 until the sale and does not anticipate receiving any further material distributions in the future.

Unconsolidated VIEs

For the three and six months ended June 30, 2017, the Company recognized $0.3 million and $10.5 million, respectively, of equity method gains. The amount of equity method gains attributable to the non-controlling interest in SWK HP were $0.2 million and $5.2 million, respectively. For the three and six months ended June 30, 2016, the Company recognized $2.1 million and $3.8 million, respectively, of equity method gains. The amount of equity method gains attributable to the non-controlling interest in SWK HP were $1.1 million and $1.9 million, respectively.

In addition, SWK HP received cash distributions totaling $17.5 million during the six months ended June 30, 2017, of which $9.0 million was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the six months ended June 30, 2017, are as follows (in thousands):

Balance at December 31, 2016	$6,985
Add: Income from investments in unconsolidated entities	10,539
Less: Cash distribution from investments in unconsolidated entities	(17,524)
Balance at June 30, 2017	$—

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

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. The Company recorded a nominal loss for the three and six months ended June 30, 2017. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2017	December 31, 2016
Dividend rate	—	—
Risk-free rate	1.9%	1.9%
Expected life (years)	3.2	3.7
Expected volatility	33.1%	34.1%

The changes on the value of the warrant liability during the six months ended June 30, 2017 were as follows (in thousands):

Fair value – December 31, 2016	$189
Issuances	—
Changes in fair value	12
Fair value – June 30, 2017	$201

Note 7. Stockholders’ Equity

Stock Compensation Plans

During the six months ended June 30, 2017 and 2016, the Board approved compensation for Board services by granting 11,589 and 12,155 shares, respectively, of common stock as compensation for the non-employee directors. During each of the six months ended June 30, 2017 and 2016, the Company recorded approximately $0.1 million in Board compensation expense relating to the quarterly grants. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for each of the six months ended June 30, 2017 and 2016 was $0.2 million.

Non-controlling Interests

As discussed in Note 5, SWK HP had a limited partnership interest in Holmdel. Changes in the carrying amount of the non-controlling interest in the unaudited condensed consolidated balance sheet for the six months ended June 30, 2017, is as follows (in thousands):

Balance at December 31, 2016	$3,756
Add: Income attributable to non-controlling interests	5,204
Less: Cash distribution to non-controlling interests	(8,960)
Balance at June 30, 2017	$—

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the six months ended June 30, 2017.

The fair value of equity method investments is not readily available nor has the Company estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of its equity method investments included in the unaudited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$841	$—	$—	$841
Marketable investments	4,177	2,667	—	1,510

Financial Liabilities:
Warrant liability	$201	$—	$—	$201

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,013	$—	$—	$1,013
Marketable investments	2,621	1,057	—	1,564

Financial Liabilities:
Warrant liability	$189	$—	$—	$189

The changes on the value of the warrant assets during the six months ended June 30, 2017 were as follows (in thousands):

Fair value – December 31, 2016	$1,013
Issued	635
Canceled	(205)
Change in fair value	(602)
Fair value – June 30, 2017	$841

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

	June 30,	December 31,
	2017	2016
Dividend rate range	—	—
Risk-free rate range	1.9% to 2.2%	1.9% to 2.3%
Expected life (years) range	2.3 to 7.0	3.6 to 5.3
Expected volatility range	88.3% to 92.9%	87.4% to 94.1%

The following table presents the financial assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2017
Impaired loans	$3,092	$—	$—	$3,092
December 31, 2016
Impaired loans	$3,338	$—	$—	$3,338

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in unconsolidated entity.

As of June 30, 2017 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$36,435	$36,435	$36,435	$—	$—
Finance receivables	139,210	139,210	—	—	139,210
Marketable investments	4,177	4,177	2,667	—	1,510
Warrant assets	841	841	—	—	841

Financial Liabilities
Warrant liability	$201	$201	$—	$—	$201

As of December 31, 2016 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$32,182	$32,182	$32,182	$—	$—
Finance receivables	126,366	126,366	—	—	126,366
Marketable investments	2, 621	2,621	1,057	—	1,564
Warrant assets	1,013	1,013	—	—	1,013

Financial Liabilities
Warrant liability	$189	$189	$—	$—	$189

Note 9. Subsequent Events

Imprimis Pharmaceuticals, Inc.

On July 19, 2017, the Company entered into a credit agreement pursuant to which the Company provided to Imprimis Pharmaceuticals, Inc. (“Imprimis”) a term loan in the maximum principal amount of $16.0 million. The Company funded $9.7 million of the transaction and syndicated the balance to other parties. The loan matures on July 19, 2022, or if certain revenue requirements are not met, July 19, 2021.

The loan bears interest at the greater of (a) three-month LIBOR and (b) 1.5 percent, plus a margin of 10.5 percent, payable in cash, quarterly in arrears, beginning on August 14, 2017.

In connection with the loan, the Company also received a warrant to purchase 252,467 shares of Imprimis common stock, with a strike price of $3.08.

CeloNova BioSciences, Inc.

On July 31, 2017, the Company entered into a credit agreement pursuant to which the Company provided to CeloNova BioSciences, Inc. (“CeloNova”) a term loan in the maximum principal amount of $25.0 million. $15 million of the term loan was funded at closing, of which the Company funded $7.5 million and a partner funded the balance. CeloNova can draw the second $10 million tranche during the 15-month period post-closing upon hitting certain capital raising and revenue performance metrics; SWK is obligated to fund $5 million of the second tranche. The term loan matures on July 31, 2021.

The loan bears interest at the greater of (a) three-month LIBOR and (b) 2.0 percent, plus a margin of 8.5 percent, payable in cash, monthly in arrears, plus a monthly accrual of principal of 2.5 percent per annum, beginning on September 1, 2017.

In connection with the loan, at closing the Company received a 10-year warrant to purchase up to 0.625 percent of CeloNova common stock, with a strike price of $0.01. The number of shares issuable to the Company increases to 1.0 percent of CeloNova common stock upon SWK advancing of the second tranche of the term loan. The value of the warrant is subject to reduction in certain circumstances.

Opiant Pharmaceuticals, Inc.

As a result of the net sales of Narcan® achieving $25 million in two consecutive quarters as outlined in the royalty purchase agreement, the Company funded the contingent portion of the purchase price of $3.75 million to Opiant Pharmaceuticals, Inc. on August 8, 2017.

Hooper Holmes, Inc.

On August 8, 2017, the Company extended an additional $2.0 million term loan (the “August 2017 Term Loan”) to the existing credit facility with Hooper Holmes. The August 2017 Term Loan will bear interest at the same rate as the existing credit facility and is due on February 1, 2018. The August 2017 Term Loan carries a 7 percent exit fee if it is repaid by November 30, 2017, which increases to 14 percent if repaid thereafter.

In connection with the August 2017 Term Loan, the Company also received a warrant to purchase 450,000 shares of Hooper Holmes common stock, with a strike price of $0.80.

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

In circumstances where a transaction is greater than $20 million, we seek to syndicate amounts in excess of $20 million to our investment advisory clients. In addition, we may participate with investors other than our investment advisory clients. In those instances, we do not expect to earn investment advisory income from the participations of such investors.

We source our investment opportunities through a combination of our senior management’s proprietary relationships within the industry, outbound business development efforts and inbound inquiry from companies, institutions and inventors interested in learning about our capital financing alternatives. Our investment advisory clients generally do not originate investment opportunities for us.

As of August 10, 2017, we have executed 28 transactions, deploying approximately $371 million, across a variety of opportunities. In counting our transactions, we generally consider a series of transactions with one partner company as a single transaction. In eleven of the transactions, we participated alongside other investors; our investment advisory clients co-invested in three of these transactions. The other seventeen transactions were completed solely by SWK. Subsequent to closing on one of the eight transactions, however, we syndicated a portion of the loan to an investment advisory client and then subsequently purchased it back and partnered with another investor on a follow-on round for the same partner company.

The table below provides an overview of our outstanding transactions as of June 30, 2017.

	(in thousands, except rate and share data)
Royalty Purchases and			Funded	GAAP		Revenue Recognized
Financings	Licensed Technology	Footnote	Amount	Balance	Rate	YTD	Q2
Besivance®	Ophthalmic antibiotic	(1)	$6,000	$3,092	N/A	$158	$61
Tissue Regeneration Therapeutics	Umbilical cord banking	(2)	3,250	3,638	N/A	291	141
Cambia®	NSAID migraine treatment	(3)	8,500	8,078	N/A	573	292
Secured Royalty Financing (Marketable Security)	Women’s health	(4)	3,000	1,510	11.5%	—	—
Forfivo XL®	Depressive disorder treatment		6,000	5,506	N/A	650	281
Narcan®	Opioid overdose treatment	(5)	13,750	14,049	N/A	1,428	754

				Maturity	GAAP		Revenue Recognized
Term Loans	Type	Footnote	Principal	Date	Balance	Rate	YTD	Q2
B&D Dental Corporation	First Lien	(6)	$8,117	12/10/18	$8,117	13.5%	$—	$—
B&D Dental Corporation	First Lien Equipment Loan	(6)	82	03/28/17	82	16.3%	4	4
ABT Molecular Imaging	Second Lien Royalty	(7)	10,000	10/08/21	10,923	N/A	—	—
ABT Molecular Imaging	First Lien	(7)	4,883	06/30/16	4,883	6.5%	120	74
DxTerity Diagnostics	First Lien	(8)	7,500	04/06/21	7,471	13.5%	533	278
Hooper Holmes, Inc.	First Lien	(9)	—	04/17/18	—	15%	1,251	983
Hooper Holmes, Inc.	First Lien	(9)	6,500	05/11/21	5,801	13.5%	161	161
Hooper Holmes, Inc.	Revolving	(9)	2,000	05/11/21	2,000	13.5%	23	23
Soluble Systems LLC	First Lien	(10)	14,253	05/30/20	14,253	13.3%	908	493
Keystone Dental, Inc.	First Lien	(11)	20,000	05/20/21	19,853	13.0%	1,393	714
Thermedx, LLC	First Lien	(12)	2,500	05/05/21	2,834	N/A	261	133
Tenex Health, Inc.	First Lien	(13)	6,000	06/30/21	5,996	12.0%	429	218
Parnell Pharmaceuticals	First Lien	(14)	13,500	11/22/20	14,217	13.0%	1,650	841
OraMetrix, Inc.	First Lien	(15)	8,500	12/15/21	8,417	12.0%	557	283

		Funded	GAAP	Revenue Recognized
Other	Footnote	Amount	Balance	YTD	Q2
Holmdel Pharmaceuticals, LP	(16)	$6,000	$—	$10,539	$335
Cancer Genetics (Common Stock)		—	2,611	N/A	N/A
Hooper Holmes, Inc. (Common Stock)		—	56	N/A	N/A

		Number of	Exercise Price per	GAAP	Change in Fair Value
Warrants to Purchase Stock	Footnote	Shares	Share	Balance	YTD	Q2
Tribute Pharmaceuticals Canada, Inc.	(17)	1,843,016	$ Various	$110	$(598)	$(133)
B&D Dental Corporation	(6)	225	0.01	—	—	—
ABT Molecular Imaging		5,000,000	0.20	—	—	—
DxTerity Diagnostics		300,481	2.08	—	—	—
Hooper Holmes, Inc.	(9)	1,317,289	0.84	731	(5)	5
Soluble Systems LLC		1,209,068	0.99	—	—	—
Keystone Dental, Inc.	(11)	793,651	1.26	—	—	—
Tenex Health, Inc.		2,693,878	0.37	—	—	—
OraMetrix, Inc.		690,496	0.62	—	—	—

		Revenue
	Assets	YTD	Q2
Total Finance Receivables	$139,210	$10,390	$5,734
Total Marketable Securities	4,177	—	—
Total Net Investment in Unconsolidated Entity	—	10,539	335
Fair Value of Warrant Assets	841	—	—
Total Assets/Revenues	$144,228	20,929	$6,069

(1)	Effective 2.4 percent royalty on sales of Besivance. A $1,659 allowance for credit loss was recognized in 2016.
(2)	Milestone payment of $1,250 was paid in October 2014, when royalty payments achieved a certain threshold.
(3)	Only one remaining contingent earnout of $250 remains as of June 30, 2017.
(4)	Purchased $3,000 of a total $100,000 aggregate amount. Notes are secured by certain royalty and milestone payments associated with the sales of pharmaceutical products. An other-than-temporary impairment charge of $1,252 was recognized during 2016, and $138 of accrued interest was written off in 2016.
(5)	Milestone payment of $3,750 was paid on August 7, 2017, when royalty payments achieved a certain threshold.
(6)	In the aggregate, executed eight amendments to the loan to advance additional $2,189 since 2014. B&D is evaluating strategic alternatives for the business. Should B&D achieve EBITDA threshold for the year ending December 31, 2017, the exercise price of the warrants will be amended to $4 per share.
(7)	December 2015 synthetic royalty payment to us was blocked by first lien lender; we purchased senior first lien credit facility at par in February 2016. Interest is being paid current on the first lien credit facility; first lien credit facility maturity date has not been extended. Executed ten amendments as of August 10, 2017 to advance $5.0 million since June of 2016. We are currently working with ABT and its advisors to complete a strategic transaction.
(8)	Given strong underlying business fundamentals, facility was amended on December 16, 2016 to fund $2,500. SWK received additional warrants for this accommodation.
(9)	Agreed to merge with Provant Health Solutions LLC (“Provant”). SWK amended and restated the facility to $6,500 as part of the transaction. Interest rate decreased to 13.5 percent at closing of the merger. SWK required Hooper to raise $3,500 of new equity capital as part of the transaction. As part of the new facility, SWK provided a $2,000 seasonal working capital facility, which is guaranteed by Century Focused Fund III, LP, Provant’s primary equity holder. SWK also agreed to provide a $2,000 six-month bridge loan commencing August 8, 2017. SWK received an aggregate incremental 1,223,810 warrants as inducement for the new loan and bridge commitment.
(10)	Executed amendment in May 2017 to provide for up to $1.5 million in a subsequent term loan draw that was matched by an additional $1.5 million of new subordinated insider capital.
(11)	Met aggregate revenue and capital raise thresholds, and as a result, subsequent term loan of $2,500 was funded and subsequent warrant for 99,206 shares was received on January 18, 2017.
(12)	Funded $2,500 on May 5, 2016. $1,000 unfunded commitment remains as of June 30, 2017.
(13)	Funded $6,000 on July 1, 2016. A $3,000 unfunded commitment remains as of June 30, 2017.
(14)	On November 22, 2016, SWK and other non-SWK affiliated lenders provided a term loan in the principal amount of $20,000. SWK provided $13,500 and other non-SWK affiliated lenders provided $6,500. SWK serves as the agent under the credit agreement.
(15)	Funded $8,500 on December 15, 2016.
(16)	On February 23, 2017, Holmdel sold substantially all of its assets, and SWK received net proceeds of approximately $8.0 million from the transaction.
(17)	Repaid on February 5, 2016. Warrants are exercisable into shares of Aralez Pharmaceuticals.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 17, 2017. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2017, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenues

We generated revenues of $6.1 million for the three months ended June 30, 2017, driven primarily by $5.7 million in interest and fees earned on our finance receivables. We generated revenues of $8.6 million for the three months ended June 30, 2016, driven primarily by $6.5 million in interest and fees earned on our finance receivables, and $2.1 million in income related to our investment in an unconsolidated partnership. The primary reason for the decrease in revenue is related to our investment in an unconsolidated entity, which on February 23, 2017 sold its U.S. marketing rights to its underlying intellectual property (Please refer to Part I. Financial Information, Item 1. Financial Statements, Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Holmdel transaction). The slight decrease in interest and fees earned on our finance receivables was primarily due to the payoff of two loans during the three months ended June 30, 2016, which was offset by interest and fees earned on subsequent new financings.

Provision for Credit losses and Impairment Expense

We did not recognize any provision for credit losses or security impairment expenses during the three months ended June 30, 2017.  We recognized security impairment expense during the three months ended June 30, 2016 on debt and equity securities of $0.7 million and $0.6 million, respectively, to reflect the securities at their fair market values as of June 30, 2016. Also, during the three months ended June 30, 2016, we recognized an allowance for credit loss on a royalty purchase and impairment expense for a loan write off of $1.7 million and $5.3 million, respectively.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $0.9 million for the three months ended June 30, 2017 from $0.8 million for the three months ended June 30, 2016, which was due to an increase in compensation-related expenses for additional employees hired in 2017.

Other Income (Expense), Net

 Other income (expense), net for the three months ended June 30, 2017 reflected a net fair market value loss of $0.1 million on our warrant derivatives. Other expense for the three months ended June 30, 2016, reflected a net fair market value gain of $0.5 million on our warrant derivatives.

Income Tax Expense

We recognized $1.4 million of deferred income tax expense for the three months ended June 30, 2017. No deferred income tax expense was recognized for the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

We generated revenues of $20.9 million for the six months ended June 30, 2017, driven primarily by $10.4 million in interest and fees earned on our finance receivables and $10.5 million in income related to our investment in an unconsolidated partnership. We generated revenues of $13.8 million for the six months ended June 30, 2016, driven primarily by $10.0 million in interest and fees earned on our finance receivables, and $3.8 million in income related to our investment in an unconsolidated partnership. The increase in revenue is primarily driven by the net proceeds received related to our investment in an unconsolidated entity, which on February 23, 2017 sold its U.S. marketing rights to its underlying intellectual property. Please refer to Part I. Financial Information, Item 1. Financial Statements, Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Holmdel transaction.

Provision for Credit Losses and Impairment Expense

We did not recognize any provision for credit losses or security impairment expenses for the six months ended June 30, 2017. We recognized security impairment expense during the six months ended June 30, 2016 on debt and equity securities of $0.7 million and $0.9 million, respectively, to reflect the securities at their fair market values as of June 30, 2016. Also, during the six months ended June 30, 2016, we recorded an impairment expense for a loan write-off of $5.3 million, and we recognized an allowance for credit loss on a royalty purchase of $1.7 million.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased to $1.6 million for the six months ended June 30, 2017 from $1.7 million for the six months ended June 30, 2016, which was primarily due to a decrease in due-diligence related legal expenses, partially offset by an increase in compensation-related expenses for additional employees hired in 2017.

Other Income (Expense), Net

 Other income (expense), net for the six months ended June 30, 2017 reflected a net fair market value loss of $0.6 million on our warrant derivatives and a $0.2 million realized gain on the sale of available-for-sale equity securities. Other expense for the six months ended June 30, 2016, reflected a net fair market value gain of $0.4 million on our warrant derivatives.

Income Tax Expense

We have incurred net operating losses on a consolidated basis for all years from inception through 2012. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not.” We believe that it is more likely than not that we will be able to realize approximately $33.4 million benefit of the U.S. federal and state deferred tax assets in the future.

As of June 30, 2017, we had NOLs for federal income tax purposes of $404.0 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority expiring by 2021. We recognized $5.1 million of deferred income tax expense for the six months ended June 30, 2017. No income tax expense was recognized for the six months ended June 30, 2016. We also had federal research credit carryforwards of $2.7 million. The federal research credits will expire by 2029.

Liquidity and Capital Resources

As of June 30, 2017, we had $36.4 million in cash and cash equivalents, compared to $32.2 million in cash and cash equivalents as of December 31, 2016. The primary driver of the net increase in our cash balance was the net proceeds of $8.6 million received related to our investment in an unconsolidated entity and cash generated by our operations, partially offset by our investments in our partner companies.

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

As of June 30, 2017, our portfolio contains $139.2 million of finance receivables and $4.2 million of marketable investments. We expect these assets to generate positive cash flows in 2017. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2017.

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

As of June 30, 2017, the Company had unfunded commitments of $8.6 million. Of the total $8.6 million, $0.3 million is potentially payable to the seller of the Cambia® royalty. A milestone payment of $3.8 million was paid to the seller of the Narcan royalty on August 8, 2017 (please refer to Part I. Financial Information, Item 1. Financial Statements, Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements). There are no additional earnout payments contracted to be paid by us to any of our partner companies. As of June 30, 2017, our unfunded commitments were as follows (in millions):

Cambia®	$0.3
Narcan®	3.8
Tenex Health, Inc.	3.0
Thermedx, LLC	1.0
Soluble Systems LLC	0.5
Total Unfunded Commitments	$8.6

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2017, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at June 30, 2017 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the six months ended June 30, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

ITEM 1A.    RISK FACTORS.

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 17, 2017. With the exception of the below paragraph, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The interest rates of many of our term loans to partner companies are priced using a spread over LIBOR

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to partner companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. Most of our term loan agreements with partner companies contain a stated minimum value for LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021.  It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements with our partner companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2017.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
27