Form 10-Q
period 2017-09-30
SWK Holdings Corp
filed 2017-11-09
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27163

SWK Holdings Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14755 Preston Road, Suite 105 Dallas, TX 75254	75254 (Zip Code)
(Address of Principal Executive Offices)

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

As of November 7, 2017, there were 13,047,645 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended September 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$15,975	$32,182
Accounts receivable	1,598	1,054
Finance receivables, net	163,719	126,366
Marketable investments	3,319	2,621
Investment in unconsolidated entity	—	6,985
Deferred tax asset	32,311	38,471
Warrant assets	1,403	1,013
Other assets	169	240
Total assets	$218,494	$208,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,492	$682
Warrant liability	197	189
Total liabilities	1,689	871

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,160,198 and 13,144,292 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	13	13
Treasury stock, $0.001 par value; 112,553 and 53 shares held as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	4,433,511	4,433,289
Accumulated deficit	(4,217,507)	(4,228,910)
Accumulated other comprehensive income (loss)	788	(87)
Total SWK Holdings Corporation stockholders’ equity	216,805	204,305
Non-controlling interests in consolidated entity	—	3,756
Total stockholders’ equity	216,805	208,061
Total liabilities and stockholders’ equity	$218,494	$208,932

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Finance receivable interest income, including fees	$5,423	$2,783	$15,813	$12,710
Marketable investments interest income	—	—	—	92
Income related to investments in unconsolidated entity	—	1,296	10,539	5,098
Other	64	133	73	159
Total revenues	5,487	4,212	26,425	18,059
Costs and expenses:
Provision for credit losses	—	—	—	1,659
Impairment expense	—	314	—	7,243
General and administrative	1,484	617	3,096	2,334
Total costs and expenses	1,484	931	3,096	11,236
Other income (expense), net
Unrealized net gain (loss) on derivatives	(191)	496	(805)	936
Gain on sale of marketable securities	—	—	243	—
Income before provision for income taxes	3,812	3,777	22,767	7,759
Provision for income taxes	1,054	—	6,160	—
Consolidated net income	2,758	3,777	16,607	7,759
Net income attributable to non-controlling interests	—	656	5,204	2,588
Net income attributable to SWK Holdings Corporation Stockholders	$2,758	$3,121	$11,403	$5,171
Net income per share attributable to SWK Holdings Corporation stockholders:
Basic	$0.21	$0.24	$0.87	$0.39
Diluted	$0.21	$0.24	$0.87	$0.39
Weighted Average Shares
Basic	13,043	13,132	13,036	13,127
Diluted	13,047	13,135	13,040	13,130

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated net income	$2,758	$3,777	$16,607	$7,759
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment in securities	(836)	4	875	(51)
Total other comprehensive income (loss)	(836)	4	875	(51)
Comprehensive income	1,922	3,781	17,482	7,708
Comprehensive income attributable to non-controlling interests	—	656	5,204	2,588
Comprehensive income attributable to SWK Holdings Corporation Stockholders	$1,922	$3,125	$12,278	$5,120

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$16,607	$7,759
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investment in unconsolidated entity	(10,539)	(5,098)
Provision for loan credit losses	—	1,659
Impairment expense	—	7,243
Deferred income taxes	6,160	—
Change in fair value of warrants	805	(936)
Gain on sale of marketable securities	(243)	—
Loan discount amortization and fee accretion	(2,260)	(2,551)
Interest paid-in-kind	(1,330)	—
Stock-based compensation	222	285
Interest income in excess of cash received	(92)	—
Other	13	12
Changes in operating assets and liabilities:
Accounts receivable	(544)	(293)
Other assets	(26)	(253)
Accounts payable and other liabilities	810	(195)
Net cash provided by operating activities	9,583	7,632

Cash flows from investing activities:
Cash distributions from investment in unconsolidated entity	17,524	5,851
Proceeds from sale of available-for-sale marketable securities	345	—
Cash received from settlement of warrants	—	1,014
Investment in finance receivables	(36,482)	(36,030)
Repayment of finance receivables	1,718	43,659
Marketable investment principal payment	76	23
Other	(11)	(4)
Net cash (used in) provided by investing activities	(16,830)	14,513

Cash flows from financing activities:
Distribution to non-controlling interests	(8,960)	(2,994)
Net cash used in financing activities	(8,960)	(2,994)

Net (decrease) increase in cash and cash equivalents	(16,207)	19,151
Cash and cash equivalents at beginning of period	32,182	47,287
Cash and cash equivalents at end of period	$15,975	$66,438

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

The Company fills a niche that it believes is underserved in the sub-$50 million transaction size. Since many of its competitors that provide longer term, debt and royalty-related financing options have much greater financial resources than the Company, they tend to not focus on transaction sizes below $50 million as it is generally inefficient for them to do so. In addition, the Company does not believe that a sufficient number of other companies offer similar types of long-term financing options to fill the demand of the sub-$50 million market. As such, the Company believes it faces less competition from such longer term, investors in transactions that are less than $50 million.

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

As of November 7, 2017 the Company and its partners have executed transactions with 26 different parties under its specialty finance strategy, funding an aggregate $374 million since 2012 in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, purchased royalties generated by sales of life science products and related intellectual property.

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

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition, stock-based compensation, impairment of finance receivables and long-lived assets, valuation of warrants, income taxes and contingencies, among others.  Some of these judgments can be subjective and complex, and consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

Effective as of January 1, 2017, the Company adopted a change in accounting policy in accordance with ASU 2016-09 to account for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as discrete items in the reporting period in which they occur, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The change was applied on a modified retrospective basis, and no prior periods were restated as a result of this change in accounting policy.

ASU 2016-09 also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid-in capital. Approximately $1.9 million of net operating losses have been attributed to tax deduction for stock-based compensation in excess of the related book expense. Under ASU 2016-09, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2017, the start of the year in which the Company adopted ASU 2016-09. The net operating losses recognized as of January 1, 2017, as described above, have been offset by a valuation allowance. As a result, there was no tax-related cumulative-effect adjustment to retained earnings.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The new standard adds an impairment model, known as the current expected credit loss (CECL) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of losses. The ASU describes the impairment allowance as a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down, which will allow an entity the ability to record reversals of credit losses in current period net income. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The Company is currently evaluating the new guidance but believes it is likely to incur more upfront loan losses under the new CECL model.

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

Note 2. Net Income per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock, and when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to SWK Holdings Corporation Stockholders	$2,758	$3,121	$11,403	$5,171

Denominator:
Weighted-average shares outstanding	13,043	13,132	13,036	13,127
Effect of dilutive securities	4	3	4	3
Weighted-average diluted shares	13,047	13,135	13,040	13,130

Basic income per share attributable to SWK Holdings Corporation Stockholders	$0.21	$0.24	$0.87	$0.39
Diluted income per share attributable to SWK Holdings Corporation Stockholders	$0.21	$0.24	$0.87	$0.39

For the three months ended September 30, 2017 and 2016, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 287,000 and 403,000, respectively, have been excluded from the calculation of diluted income per share as all such securities were anti-dilutive. For the nine months ended September 30, 2017 and 2016, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 324,000 and 374,000, respectively, have been excluded from the calculation of diluted income per share as all such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

Portfolio	September 30, 2017	December 31, 2016
Term Loans	$126,608	$91,841
Royalty Purchases	38,770	36,184
Total before allowance for credit losses	165,378	128,025
Allowance for credit losses	(1,659)	(1,659)
Total carrying value	$163,719	$126,366

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

The Company individually develops the allowance for credit losses for any identified impaired loans. In developing the allowance for credit losses, the Company considers, among other things, the following credit quality indicators:

•	business characteristics and financial conditions of obligors;
•	current economic conditions and trends;
•	actual charge-off experience;
•	current delinquency levels;
•	value of underlying collateral and guarantees;
•	regulatory environment; and
•	any other relevant factors predicting investment recovery.

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	September 30, 2017			December 31, 2016
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term Loans	$19,040	107,568	$126,608	$19,040	$72,801	$91,841
Royalty Purchases	—	37,111	37,111	—	34,525	34,525
Total carrying value	$19,040	144,679	$163,719	$19,040	$107,326	$126,366

As of September 30, 2017 and December 31, 2016, the Company had two term loans associated with two portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $19.0 million. The Company did not collect any cash on nonaccrual loans during the nine months ended September 30, 2017. Of the two nonaccrual term loans as of September 30, 2017, neither are deemed to be impaired. (Please see ABT Molecular Imaging, Inc. and B&D Dental Corporation below for further details regarding nonaccrual term loans.)

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

 In February 2016, ABT violated the terms of the forbearance agreement with the first lien lender. In order to control the work out of the default under the first lien loan and prevent the equity sponsors from taking control of the first lien term loan, the Company purchased from an unrelated party the first lien term loan at par for a purchase price of $0.7 million. The equity sponsors funded cash shortfalls into the second quarter of 2016.

Since June 7, 2016, the Company entered into additional amendments to the first lien term loan, which provided for an additional $5.8 million of liquidity under the first lien credit agreement. ABT has drawn down $5.8 million as of November 7, 2017. The Company is currently working with ABT and its advisors to complete a strategic transaction; the outcome of such process is currently uncertain.

The collateral for the loan has been individually reviewed, and the Company believes that the fair market value of the loan, less costs to sell, was greater than the recorded investments in the loans as of September 30, 2017. Based on the impairment analysis, the Company has determined that recording a provision for credit losses as of September 30, 2017 is not required. The Company considered several factors in this determination, including an independent third-party valuation and developments in ABT’s business and industry.

B&D Dental Corporation (“B&D”)

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60 thousand. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of September 30, 2017, the total amount funded was $8.1 million.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During the first quarter of 2017, the Company executed an additional amendment to the loan to advance an additional $0.1 million to finance the purchase of certain equipment to support its manufacturing operations and to protect the value of the collateral. The Company expects B&D to pay interest and principal on the equipment purchase advance and continues to work with B&D to improve its operational performance and pursue strategic alternatives. The Company is currently working with B&D to review strategic alternatives for the business; the outcome of such process is uncertain.

The collateral for the loan has been individually reviewed, and the Company believes that the fair market value of the loan, less costs to sell, was greater than the recorded investments in the loans as of September 30, 2017. Based on the impairment analysis, the Company has determined that recording a provision for credit losses as of September 30, 2017 is not required. The Company considered several factors in this determination, including an independent third-party valuation and developments in B&D’s business and industry.

Note 4. Marketable Investments

Investment in securities at September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Corporate debt securities	$1,488	$1,564
Equity securities	1,831	1,057
Total	$3,319	$2,621

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities as of September 30, 2017 and December 31, 2016, are as follows (in thousands):

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$1,488	$—	$—	$1,488
Equity securities	1,043	1,718	(930)	1,831
	$2,531	$1,718	$(930)	$3,319

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Available for sale securities:
Corporate debt securities	$1,564	$—	$—	$1,564
Equity securities	1,144	—	(87)	1,057
	$2,708	$—	$(87)	$2,621

Equity Securities

The Company’s equity securities include 661,076 shares of Cancer Genetics common stock and 77,922 shares of Hooper Holmes common stock. During the nine months ended September 30, 2017, the Company sold 75,000 shares of Cancer Genetics common stock, which resulted in a realized gain of $0.2 million. As of September 30, 2017, the Cancer Genetics and Hooper Holmes equity securities are reflected at fair value of $1.8 million and $46 thousand, respectively, as available-for-sale securities.

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

The senior secured notes have been placed on non-accrual status as of September 30, 2016. Total cash collected during the nine months ended September 30, 2017 was $76,000, which was credited to the notes’ carrying value. As of September 30, 2017, the notes are reflected at their estimated fair value of $1.5 million and classified as available-for-sale securities.

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

Consolidated VIE

SWK HP Holdings LP (“SWK HP”) was formed in December 2012 to acquire a limited partnership interest in Holmdel Pharmaceuticals LP (“Holmdel”).   Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product indicated for the treatment of hypertension for a total purchase price of $13.0 million. The Company, through its wholly owned subsidiary SWK Holdings GP LLC (“SWK Holdings GP”), acquired a direct general partnership interest in SWK HP, which in turn acquired a limited partnership interest in Holmdel. The total investment in SWK HP of $13.0 million included $6.0 million provided by SWK Holdings GP and $7.0 million provided by non-controlling interests.  Subject to customary limited partner protections afforded the investors by the terms of the limited partnership agreement, the Company maintains voting and managerial control of SWK HP and therefore includes it in its consolidated financial statements.

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

On February 23, 2017, Holmdel sold the U.S. marketing authorization rights to InnoPran XL to ANI Pharmaceuticals, Inc. SWK Holdings GP received net proceeds from the transaction of approximately $8.0 million. The approximate $8.0 million of proceeds includes a 5 percent incentive fee earned from SWK HP, and SWK Holding GP’s share of the sale proceeds. As part of the transaction, SWK HP and all involved parties executed mutual releases and terminations of all license and supply agreements. SWK Holdings GP received an additional distribution regarding InnoPran XL sales covering the period from January 1, 2017 through the date of sale and does not anticipate receiving any further material distributions in the future.

Unconsolidated VIEs

For the nine months ended September 30, 2017, the Company recognized $10.5 million of equity method gains. The amount of equity method gains attributable to the non-controlling interest in SWK HP was $5.2 million. For the three and nine months ended September 30, 2016, the Company recognized $1.3 million and $5.1 million, respectively, of equity method gains. The amount of equity method gains attributable to the non-controlling interest in SWK HP were $0.7 million and $2.6 million, respectively.

In addition, SWK HP received cash distributions totaling $17.5 million during the nine months ended September 30, 2017, of which $9.0 million was subsequently paid to holders of the non-controlling interests in SWK HP. Changes in the carrying amount of the Company’s investment in Holmdel for the nine months ended September 30, 2017, are as follows (in thousands):

Balance at December 31, 2016	$6,985
Add: Income from investments in unconsolidated entity	10,539
Less: Cash distribution from investments in unconsolidated entity	(17,524)
Balance at September 30, 2017	$—

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

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. The Company recorded a nominal gain for the three and nine months ended September 30, 2017. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2017	December 31, 2016
Dividend rate	—	—
Risk-free rate	1.6%	1.9%
Expected life (years)	2.9	3.7
Expected volatility	32.8%	34.1%

The changes on the value of the warrant liability during the nine months ended September 30, 2017 were as follows (in thousands):

Fair value – December 31, 2016	$189
Issuances	—
Changes in fair value	8
Fair value – September 30, 2017	$197

Note 7. Stockholders’ Equity

Stock Compensation Plans

During the nine months ended September 30, 2017 and 2016, the Board approved compensation for Board services by granting 15,906 and 18,432 shares, respectively, of common stock as compensation for the non-employee directors. During each of the nine months ended September 30, 2017 and 2016, the Company recorded approximately $0.2 million in Board compensation expense. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for the nine months ended September 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively.

Non-controlling Interests

As discussed in Note 5, SWK HP had a limited partnership interest in Holmdel. Changes in the carrying amount of the non-controlling interest in the unaudited condensed consolidated balance sheet for the nine months ended September 30, 2017, is as follows (in thousands):

Balance at December 31, 2016	$3,756
Add: Income attributable to non-controlling interests	5,204
Less: Cash distribution to non-controlling interests	(8,960)
Balance at September 30, 2017	$—

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the nine months ended September 30, 2017.

The fair value of equity method investments is not readily available nor has the Company estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of its equity method investments included in the unaudited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,403	$—	$—	$1,403
Marketable investments	3,319	1,831	—	1,488

Financial Liabilities:
Warrant liability	$197	$—	$—	$197

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,013	$—	$—	$1,013
Marketable investments	2,621	1,057	—	1,564

Financial Liabilities:
Warrant liability	$189	$—	$—	$189

The changes on the value of the warrant assets during the nine months ended September 30, 2017 were as follows (in thousands):

Fair value – December 31, 2016	$1,013
Issued	1,392
Canceled	(205)
Change in fair value	(797)
Fair value – September 30, 2017	$1,403

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

	September 30, 2017	December 31, 2016
Dividend rate range	—	—
Risk-free rate range	1.6% to 2.2%	1.9% to 2.3%
Expected life (years) range	2.9 to 6.9	3.6 to 5.3
Expected volatility range	77.6% to 90.3%	87.4% to 94.1%

The following table presents the financial assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2017
Impaired loans	$2,945	$—	$—	$2,945
December 31, 2016
Impaired loans	$3,338	$—	$—	$3,338

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in unconsolidated entity.

As of September 30, 2017 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$15,975	$15,975	$15,975	$—	$—
Finance receivables	163,719	163,719	—	—	163,719
Marketable investments	3,319	3,319	1,831	—	1,488
Warrant assets	1,403	1,403	—	—	1,403

Financial Liabilities
Warrant liability	$197	$197	$—	$—	$197

As of December 31, 2016 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$32,182	$32,182	$32,182	$—	$—
Finance receivables	126,366	126,366	—	—	126,366
Marketable investments	2,621	2,621	1,057	—	1,564
Warrant assets	1,013	1,013	—	—	1,013

Financial Liabilities
Warrant liability	$189	$189	$—	$—	$189

Note 9. Subsequent Events

Soluble Systems LLC

SWK Funding LLC, the Company’s wholly-owned subsidiary, and Soluble Systems, LLC (“Soluble”), on October 26, 2017 entered into a third amendment to the credit agreement, which extended the maturity of the loan to October 26, 2022, reduced the interest rate to LIBOR plus 10.25 percent, subject to a LIBOR floor of 1.5 percent, and extended the interest only period to two years. The interest only period can be extended an additional six months, subject to a performance threshold. The exit fee remains 5 percent. Interest on the loan for the first three payment dates in 2017 was paid-in-kind per the second amendment, and all future interest is required to be paid in cash.

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

As of November 7, 2017, we have executed 26 transactions, deploying approximately an aggregate $374 million since 2012, across a variety of opportunities. In counting our transactions, we generally consider a series of transactions with one partner company as a single transaction. In eleven of the transactions, we participated alongside other investors; our investment advisory clients co-invested in three of these transactions. The other fifteen transactions were completed solely by SWK.

The table below provides an overview of our outstanding transactions as of September 30, 2017.

(in thousands, except rate and share data)

Royalty Purchases and Financings	License Technology	Footnote	Funded Amount	GAAP Balance	Rate	Revenue Recognized
						YTD	Q3
Besivance®	Ophthalmic antibiotic	(1)	$6,000	$2,945	N/A	$287	$129
Cambia®	NSAID migraine treatment	(2)	8,500	7,954	N/A	844	271
Forfivo XL®	Depressive disorder treatment		6,000	5,392	N/A	918	268
Narcan®	Opioid overdose treatment	(3)	17,500	17,115	N/A	1,934	506
Secured Royalty Financing (Marketable Security)	Women’s health	(4)	3,000	1,488	11.5%	—	—
Tissue Regeneration Therapeutics	Umbilical cord banking	(5)	3,250	3,704	N/A	422	131

				Maturity	GAAP		Revenue Recognized
Term Loans	Type	Footnote	Principal	Date	Balance	Rate	YTD	Q3
ABT Molecular Imaging	First Lien	(6)	$6,383	06/30/16	$6,383	7.0%	$218	$98
ABT Molecular Imaging	Second Lien Royalty	(6)	10,000	10/08/21	10,923	N/A	—	—
B&D Dental Corporation	First Lien	(7)	8,148	12/10/18	8,117	14.0%	—	—
B&D Dental Corporation	First Lien Equipment Loan	(7)	88	03/28/17	76	16.0%	8	4
CeloNova BioSciences, Inc.	First Lien	(8)	7,533	07/31/21	7,424	13.0%	107	107
DxTerity Diagnostics	First Lien	(9)	7,500	04/06/21	7,395	14.0%	806	273
Hooper Holmes, Inc.	First Lien	(10)	—	04/17/18	—	15.0%	1,251	—
Hooper Holmes, Inc.	First Lien	(10)	8,500	05/11/21	7,665	14.0%	541	380
Hooper Holmes, Inc.	Revolving	(10)	2,000	05/11/21	2,000	14.0%	93	70
Imprimis Pharmaceuticals, Inc.	First Lien	(11)	9,720	07/19/21	9,125	12.0%	276	276
Keystone Dental, Inc.	First Lien	(12)	20,000	05/20/21	19,910	13.0%	2,131	738
OraMetrix, Inc.	First Lien	(13)	8,500	12/15/21	8,439	12.0%	847	290
Parnell Pharmaceuticals	First Lien	(14)	13,500	11/22/20	14,644	13.0%	2,525	875
Soluble Systems LLC	First Lien	(15)	14,695	05/30/20	14,797	13.0%	1,462	554
Tenex Health, Inc.	First Lien	(16)	6,000	06/30/21	5,736	12.0%	641	212
Thermedx, LLC	First Lien	(17)	3,500	05/05/21	3,975	N/A	502	241

		Funded	GAAP	Revenue Recognized
Other	Footnote	Amount	Balance	YTD	Q3
Holmdel Pharmaceuticals, LP	(18)	$6,000	$—	$10,539	$—
Cancer Genetics (Common Stock)		—	1,785	N/A	N/A
Hooper Holmes, Inc. (Common Stock)		—	46	N/A	N/A

		Number of	Exercise Price per	GAAP	Change in Fair Value
Warrants to Purchase Stock	Footnote	Shares	Share	Balance	YTD	Q3
ABT Molecular Imaging	(6)	5,000,000	0.20	$—	$—	$—
B&D Dental Corporation	(7)	225	0.01	—	—	—
CeloNova BioSciences, Inc.	(8)	TBD	0.01	—	—	—
DxTerity Diagnostics	(9)	300,481	2.08	—	—	—
Hooper Holmes, Inc.	(10)	—	—	—	(100)	—
Hooper Holmes, Inc.	(10)	1,317,289	0.84	566	(70)	(165)
Hooper Holmes, Inc.	(10)	450,000	0.80	198	(22)	(22)
Imprimis Pharmaceuticals, Inc.	(11)	373,847	2.08	400	(135)	(135)
Keystone Dental, Inc.	(12)	793,651	1.26	—	—	—
OraMetrix, Inc.	(13)	690,496	0.62	—	—	—
Soluble Systems LLC	(15)	1,209,068	0.99	—	—	—
Tenex Health, Inc.	(16)	2,693,878	0.37	—	—	—
Tribute Pharmaceuticals Canada, Inc.	(19)	1,843,016	Various	239	(469)	129

		Revenue
	Assets	YTD	Q3
Total Finance Receivables	$163,719	$15,813	$5,423
Total Marketable Securities	3,319	—	—
Total Net Investment in Unconsolidated Entity	—	10,539	—
Fair Value of Warrant Assets	1,403	—	—
Total Assets/Revenues	$168,441	$26,352	$5,423

(1)	Effective 2.4 percent royalty on sales of Besivance. A $1,659 allowance for credit loss was recognized in 2016.
(2)	Only one remaining contingent earnout of $250 remains as of September 30, 2017.

(3)	Milestone payment of $3,750 was paid on August 7, 2017, when net sales achieved a $25,000 trailing six-month threshold.
(4)	Purchased $3,000 of a total $100,000 aggregate amount. Notes are secured by certain royalty and milestone payments associated with the sales of pharmaceutical products. An other-than-temporary impairment charge of $1,252 was recognized during 2016, and $138 of accrued interest was written off in 2016.
(5)	Milestone payment of $1,250 was paid in October 2014, when royalty payments achieved a certain threshold.
(6)	December 2015 synthetic royalty payment to us was blocked by first lien lender; we purchased senior first lien credit facility at par in February 2016. Interest is being paid current on the first lien credit facility; first lien credit facility maturity date has not been extended and is in default. Executed ten amendments as of November 7, 2017 to advance $5,750 since June of 2016. We are currently working with ABT and its advisors to complete a strategic transaction.
(7)	In the aggregate, executed eight amendments to the loan to advance an additional $2,189. Default interest rate of 17% is in effect; loan is on non-accrual. We are currently working with B&D to evaluate strategic alternatives for the business. Should B&D achieve EBITDA threshold for the year ending December 31, 2017, the exercise price of the warrants will be amended to $4 per share.
(8)	On July 31, 2017, SWK and other non-SWK affiliated lenders provided a term loan in the principal amount of $25,000. SWK and non-SWK affiliated lenders both provided $7,500 at closing. The loan bears interest at 10.5 percent plus a monthly accrual of principal of 2.5 percent per annum accrued monthly. A delayed draw term loan of $5,000 is available for a period of 15 months following the closing date, subject to terms of the credit agreement. We also received penny warrants to purchase up to 1 percent of the fully diluted enterprise value of the company, subject to reduction based on not funding the second tranche and certain enterprise value thresholds.
(9)	Given strong underlying business fundamentals, facility was amended on December 16, 2016 to fund $2,500. SWK received additional warrants for this accommodation.
(10)	Agreed to merge with Provant Health Solutions LLC (“Provant”). SWK amended and restated the facility to $6,500 as part of the transaction. Interest rate decreased to LIBOR plus 12.5 percent at closing of the merger. SWK required Hooper to raise $3,500 of new equity capital as part of the transaction. As part of the new facility, SWK provided a $2,000 seasonal working capital facility, which is guaranteed by Century Focused Fund III, LP, Provant’s primary equity holder. SWK also agreed to provide a $2,000 six-month bridge loan commencing August 8, 2017. SWK received an aggregate incremental 1,223,810 warrants as inducement for the new loan and bridge commitment.
(11)	On July 19, 2017, SWK and other non-SWK affiliated lenders provided a term loan in the principal amount of $16,000. SWK provided $9,720 and other non-SWK affiliated lenders provided $6,280. SWK serves as the agent under the credit agreement. We also received a warrant to purchase 373,847 shares of Imprimis common stock.
(12)	Met aggregate revenue and capital raise thresholds, and as a result, subsequent term loan of $2,500 was funded and subsequent warrant for 99,206 shares was received on January 18, 2017. Executed second amendment to credit agreement on October 26, 2017 to adjust revenue and EBITDA covenants; SWK received a non-refundable amendment fee of $100.
(13)	Funded $8,500 on December 15, 2016.
(14)	On November 22, 2016, SWK and other non-SWK affiliated lenders provided a term loan in the principal amount of $20,000. SWK provided $13,500 and other non-SWK affiliated lenders provided $6,500. SWK serves as the agent under the credit agreement.
(15)	Executed amendment on May 10, 2017 to provide $1,000 subsequent term loan. Executed third amendment to credit agreement in October 2017. Amendment reduces the interest rate to LIBOR plus 10.25 percent.
(16)	Funded $6,000 on July 1, 2016. A $3,000 unfunded commitment remains as of September 30, 2017.
(17)	Funded second tranche of $1,000 on September 1, 2017, pursuant to terms of the credit agreement.
(18)	On February 23, 2017, Holmdel sold substantially all of its assets, and SWK received net proceeds of approximately $8,000 from the transaction.
(19)	Repaid on February 5, 2016. Warrants are exercisable into shares of Aralez Pharmaceuticals.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 17, 2017. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2017, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended September 30, 2017 and 2016 (in millions)

	Three Months Ended September 30,		Change
	2017	2016	$
Revenues	$5.5	$4.2	$1.3
Impairment expense	—	0.3	(0.3)
General and administrative	1.5	0.6	0.9
Other income (expense), net	(0.2)	0.5	(0.7)
Provision for income taxes	1.1	—	1.1
Consolidated net income	2.8	3.8	(1.0)

Revenues

We generated revenues of $5.5 million for the three months ended September 30, 2017, driven primarily by $5.4 million in interest and fees earned on our finance receivables. We generated revenues of $4.2 million for the three months ended September 30, 2016, driven primarily by $2.8 million in interest and fees earned on our finance receivables, and $1.3 million in income related to our investment in an unconsolidated partnership. The increase in revenue is primarily due to a $2.5 million increase in interest and fees earned on new finance receivables. This was partially offset by a $1.3 decrease in income from our investment in an unconsolidated partnership, which on February 23, 2017 sold its U.S. marketing rights to its underlying intellectual property (please refer to Part I. Financial Information, Item 1. Financial Statements, Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Holmdel transaction).

Provision for Credit losses and Impairment Expense

We did not recognize any provision for credit losses or security impairment expenses during the three months ended September 30, 2017.  We recognized security impairment expense during the three months ended September 30, 2016 on an equity security of $0.2 million to reflect the security at its fair market value as of September 30, 2016. We also recorded an impairment charge of $0.1 million in connection with a write-off of interest receivable associated with a debt security.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $1.5 million for the three months ended September 30, 2017 from $0.6 million for the three months ended September 30, 2016, which was due to an increase in compensation-related expenses for additional employees hired in 2017 and an increase in the performance-based bonus accrual.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2017 reflected a net fair market value loss of $0.2 million on our warrant derivatives. Other expense for the three months ended September 30, 2016 reflected a net fair market value gain of $0.5 million on our warrant derivatives.

Income Tax Expense

We recognized $1.1 million of deferred income tax expense for the three months ended September 30, 2017. No deferred income tax expense was recognized for the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016 (in millions)

	Nine Months Ended September 30,		Change
	2017	2016	$
Revenues	$26.4	$18.1	$8.3
Provision for credit losses and impairment expense	—	8.9	(8.9)
General and administrative	3.1	2.3	0.8
Other income (expense), net	(0.6)	0.9	(1.5)
Provision for income taxes	6.2	—	6.2
Consolidated net income	16.6	7.8	8.8

We generated revenues of $26.4 million for the nine months ended September 30, 2017, driven primarily by $15.8 million in interest and fees earned on our finance receivables and $10.5 million in income related to our investment in an unconsolidated partnership. We generated revenues of $18.1 million for the nine months ended September 30, 2016, driven primarily by $12.7 million in interest and fees earned on our finance receivables and $5.1 million in income related to our investment in an unconsolidated partnership. The increase in revenue is primarily driven by the net proceeds received related to our investment in an unconsolidated entity, which on February 23, 2017 sold its U.S. marketing rights to its underlying intellectual property (please refer to Part I. Financial Information, Item 1. Financial Statements, Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Holmdel transaction) and a net $3.1 million increase in interest and fees earned on finance receivables.

Provision for Credit Losses and Impairment Expense

We did not recognize any provision for credit losses or security impairment expenses for the nine months ended September 30, 2017. We recognized security impairment expense during the nine months ended September 30, 2016 on debt and equity securities of $0.7 million and $1.1 million, respectively, to reflect the securities at their fair market values as of September 30, 2016. We also recorded an impairment charge of $0.1 million related to a write-off of interest receivable associated with a debt security. Also, during the nine months ended September 30, 2016, we recorded an impairment expense for a loan write-off of $5.3 million, and we recognized an allowance for credit loss on a royalty purchase of $1.7 million.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $3.1 million for the nine months ended September 30, 2017 from $2.3 million for the nine months ended September 30, 2016, which was primarily due to an increase in compensation-related expenses for additional employees hired in 2017 and an increase in the performance-based bonus accrual, partially offset by a decrease in legal fees following the sale of our SynCardia assets in 2016.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2017 reflected a net fair market value loss of $0.8 million on our warrant derivatives and a $0.2 million realized gain on the sale of available-for-sale equity securities. Other expense for the nine months ended September 30, 2016, reflected a net fair market value gain of $0.9 million on our warrant derivatives.

Income Tax Expense

We have incurred net operating losses on a consolidated basis for all years from inception through 2012. Accordingly, we have historically recorded a valuation for the full amount of gross deferred tax assets, as the future realization of the tax benefit was not “currently more likely than not.” We believe that it is more likely than not that we will be able to realize approximately $32.3 million benefit of the U.S. federal and state deferred tax assets in the future.

As of September 30, 2017, we had NOLs for federal income tax purposes of $405.0 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority expiring by 2021. We recognized $6.2 million of deferred income tax expense for the nine months ended September 30, 2017. No income tax expense was recognized for the nine months ended September 30, 2016. We also had federal research credit carryforwards of $2.7 million. The federal research credits will expire by 2029.

Liquidity and Capital Resources

As of September 30, 2017, we had $16.0 million in cash and cash equivalents, compared to $32.2 million in cash and cash equivalents as of December 31, 2016. The primary driver of the net decrease in our cash balance was $36.5 million in new and add-on funding, offset by the net proceeds of $8.6 million received related to our investment in an unconsolidated entity and cash generated by our investments in our partner companies.

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

As of September 30, 2017, our portfolio contains $163.7 million of finance receivables and $3.3 million of marketable investments. We expect these assets to generate positive cash flows in 2017. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2017.

We intend to borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. We currently do not have access to a credit facility or other forms of borrowing though have executed a non-binding term sheet with a potential lender on November 7, 2017. The timing of obtaining such a credit facility is uncertain and is largely dependent upon finalizing terms and conditions acceptable to us.

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

As of September 30, 2017, the Company had unfunded commitments of $8.3 million. Of the total $8.3 million, $0.3 million is potentially payable to the seller of the Cambia® royalty. There are no additional earnout payments contracted to be paid by us to any of our partner companies. As of September 30, 2017, our unfunded commitments were as follows (in millions):

Cambia®	$0.3
Tenex Health, Inc.	3.0
CeloNova BioSciences, Inc.	5.0
Total Unfunded Commitments	$8.3

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended September 30, 2017, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2017 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the nine months ended September 30, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2017.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
31