Form 10-K
period 2017-12-31
SWK Holdings Corp
filed 2018-03-29
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $43,500,855 based on the June 30, 2017, closing price of the Registrant’s Common Stock on such date as reported on the OTCQB Marketplace of $11.05.

On March 26, 2018, the Registrant had outstanding approximately 13,053,369 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders	PART III

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2017

PART I

Special Note Regarding Forward-Looking Statements.

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements.

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

ITEM 1. BUSINESS

Overview

SWK Holdings Corporation (the “Company,” “SWK,” “us” or “we”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced our corporate strategy of building a specialty finance and asset management business. Our strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. Our focus is on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We are deploying our assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis. In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. We intend to fund transactions through our own working capital, by partnering with other institutional investors, as well as by building our asset management business by raising additional third party capital to be invested alongside our capital.

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

We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (together “life science”), and we tailor our financial solutions to the needs of our business partners. Our business partners are primarily engaged in selling products that directly or indirectly cure diseases and/or improve people’s or animals’ wellness, or they receive royalties paid on the sales of such products. For example, our biotechnology and pharmaceutical business partners manufacture medication that directly treat disease states, whereas our life science tools partners sell a wide variety of research instrumentation to help other companies conduct research into disease states.

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

In circumstances where a transaction is greater than $20 million, we seek to syndicate amounts in excess of $20 million to both other investors and our investment advisory clients. We do not expect to earn investment advisory income in transactions where we partner with investors other than our investment advisory clients.

Our investment advisory agreements are currently non-discretionary, and each client determines individually if it wants to participate in a transaction. Though we have partnered with investment advisory clients in the past, we currently do not have any transactions partnered with investment advisory clients. We expect to continue to offer transaction opportunities to our investment advisory clients, as appropriate for each client’s investment strategy. When a client opts into a transaction, each account receives its pro rata allocation of income produced by a transaction in which it participates, and the client pays us management and incentive fees according to a written investment advisory agreement. Fees paid by clients may differ depending upon the terms negotiated with each client and are paid directly by the client upon receipt of an invoice from us. We may seek to raise discretionary capital from similar investors in the future.

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

Employees

As of December 31, 2017 we had four full-time employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Most of our assets are expected to be royalty streams or debt backed by royalty streams or revenue interests paid by small- and middle-market businesses, which are highly speculative and involve a high degree of risk of credit loss. In addition, we may own royalties or invest in debt backed by royalties or revenue interests that are derived by products that are early in their commercial launch, face intense competition or are subject to other risks, which similarly involve a high degree of risk of principal loss. These risks are likely to increase during volatile economic periods.

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

Our ability to use NOL carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited, and our future cash tax liability may increase.

As of December 31, 2017, we had NOL carryforwards for U.S. federal income tax purposes of $376.0 million. The U.S. federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021. We may recognize additional NOLs in the future. In order to utilize the NOLs, the Company must generate taxable income that can offset such carryforwards.

The Internal Revenue Service (“IRS”) has not audited our tax returns for any of the years during the carryforward period. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset any future consolidated income which would negatively impact our results of operations and cash flows.

Under Section 382 of the Internal Revenue Code (the “Code”), a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOL carryforward amounts to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5 percent stockholders, applying certain look-through and aggregation rules) increases by more than 50 percent over such stockholders’ lowest percentage ownership during the testing period (generally three years). New issuances of our common stock, which is within our control, and purchases of our common stock in amounts greater than specified levels, which are beyond our control, could create an additional limitation on our ability to utilize our NOL carryforward amounts for tax purposes in the future. Limitations imposed on our ability to utilize NOL carryforward amounts could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOL carryforward amounts to expire unused, in each case reducing or eliminating the expected benefit to us. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

Accordingly, the extent to which we undergo an ownership change limiting the availability of our NOLs depends in part on actions taken by our large shareholders. Furthermore, our largest shareholders are investment funds affiliated with Carlson. Most investors in these funds are third parties, unaffiliated with either us or Carlson. Subscription or redemption activity by such investors is generally outside of our or Carlson’s control; however, resulting changes in the ownership of these funds may contribute to, or result in, a determination that an “ownership change” has occurred. As a result, even though we have a stockholder rights plan that is intended to protect the NOLs, whether or not an ownership change occurs is not entirely within our control.

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 1.97 percent for February 2018. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

If an ownership change should occur in the future, our ability to use NOLs to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income we generate in future periods. There is no assurance that we will be able to fully utilize our NOLs and we could be required to record an additional valuation allowance related to the amount of the NOLs that may not be realized, which could impact our results of operations.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and allows for the expensing of capital expenditures. The TCJA reduces the corporate tax rate to 21 percent from 35 percent, among other things.

We do not expect tax reform to have a material impact to our projection of future cash tax obligations given our expectation that our life science business strategy will not generate sufficient income to permit us to utilize all of our NOLs prior to their respective expiration dates. The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist at each reporting date. Any adjustments to the deferred tax asset valuation allowance is recorded in the statement of operations in the period it is determined an adjustment is required. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.

The TCJA could also require us to write down our NOLs further, which would reduce our net income. We cannot determine at this time the amount of any such further write down, or the full effects of the TCJA on our business and financial results.

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

As of December 31, 2017 we had $30.6 million of cash and cash equivalents on the balance sheet. We have limited capital to execute our business strategy and will need to obtain additional debt or equity financing to fund future growth and obtain funds which may be made available for investments. If we are unable to enter into new debt or equity financing arrangements on commercially reasonable terms, our liquidity may be reduced significantly, and as a result, our ability to implement and grow our business strategy could be materially impacted.

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

We may have limited access to information about privately-held royalty streams and companies in which we invest.

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

The quality of our financing receivables depends on the credit-worthiness of our partner companies and their ability to fulfill their obligations to us. We maintain an allowance for credit losses on specific financing receivables to provide for credit defaults and non-performance. The amount of our allowance reflects management’s judgment of losses inherent in the portfolio. However, the economic environment is dynamic, and our portfolio credit quality could decline in the future.

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

The interest rates of many of our term loans to partner companies are priced using a spread over LIBOR.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021.  It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements with our partner companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

All of our LIBOR-based portfolio positions contain a LIBOR floor, generally one to one and a half percent, which will insulate these positions from downward pressure on LIBOR.

The recent rise in LIBOR rates could have an adverse impact on the ability of our partner companies to service their debt obligations to us.

Many of our debt transactions contain LIBOR-based floating interest rates with minimum LIBOR floors. The minimum LIBOR floor insulates partner companies from an increase in LIBOR until the reference LIBOR rate reaches the minimum floor threshold, typically one to one and a half percent. If LIBOR increases above the floor rate, the net effect will be an increase in the interest cost to the borrower. Most of our borrower partners do not hedge their LIBOR rate exposure, and as a result of an increase of LIBOR above the minimum floor threshold, they will experience an increase in the effective interest rate of their debt obligations to us. If LIBOR increases materially, the increased cost of debt service will similarly increase materially. If our partner companies are not adequately capitalized or are unable to generate sufficient income from operations, the increased debt burden caused by increased LIBOR rates could materially and adversely affect the operations of a partner company, which in turn, would impair our ability to timely collect principal and interest payments owed to us.

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

Our assets include royalties and royalty-linked debt that are paid on sales of pharmaceutical products, which are subject to numerous risks. The successful and timely implementation of the business model of our specialty pharmaceutical and drug discovery partner companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the ability of our partner companies to continue effectively marketing their existing product portfolio, and to develop and acquire innovative products and technologies that improve efficacy, safety, patients’ and clinicians’ ease of use and cost-effectiveness is important to the success of such partner companies. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from competitors. Failure by our partner companies to successfully commercialize existing or planned products, or acquire other new products, could have a material adverse effect on our business, financial condition and results of operations. In addition, the ability of generic manufactures to invalidate a partner company’s patents protecting its products or to invalidate the patents supporting products in which we receive royalty-related income could have a material adverse effect on our business.

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

As of December 31, 2017, funds affiliated with Carlson owned (including the 100,000 shares of common stock underlying the warrant held by Double Black Diamond Offshore Ltd. (“Double Black”)), in the aggregate 69 percent of our combined issued and outstanding common stock, unvested restricted stock, and common stock underlying the warrant. Michael Weinberg, the chairman of our board of directors, and Christopher W. Haga, a director, are employees of Carlson. Due to the large percentage of ownership by funds affiliated with Carlson, including Double Black, they have the ability to control or exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or other significant transaction. The investment objectives of Carlson and its affiliates may from time to time be different than or conflict with those of our other stockholders.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB Marketplace, under the symbol “SWKH.” The table below sets forth the high and low bid prices of our common stock on the OTCQB Marketplace during the periods indicated. These prices represent quotations between dealers without adjustment for retail markup, mark down or commissions, and may not represent actual transactions.

	High	Low
Fiscal 2016
First Quarter	11.10	10.00
Second Quarter	10.50	9.20
Third Quarter	10.50	9.25
Fourth Quarter	10.44	8.85

Fiscal 2017
First Quarter	11.00	9.90
Second Quarter	11.90	10.50
Third Quarter	11.45	9.85
Fourth Quarter	11.25	10.35

Holders of Record

There were approximately 130 stockholders of record of our common stock as of February 26, 2018. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements.

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

See “Business,” included in Part I, Item 1 of this report for further discussion of our overall business and strategy. The table below provides an overview of our portfolio as of, and for the year ended December 31, 2017:

(in thousands, except share data)

Royalty Purchases and Financings	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Rate	Income Recognized During 2017	Active Investment as of December 31, 2017
Besivance®	Ophthalmic antibiotic		$6,000	$2,802	N/A	$366	Yes
Cambia®	NSAID migraine treatment		8,500	7,828	N/A	1,103	Yes
Forfivo XL®	Depressive disorder treatment		6,000	5,181	N/A	1,112	Yes
Narcan®	Opioid overdose treatment		17,500	14,429	N/A	8,750	Yes
Secured Royalty Financing
(Marketable Security)	Women’s health	(1), (2)	3,000	600	11.5%	—	Yes
Tissue Regeneration Therapeutics	Umbilical cord banking		3,250	3,222	N/A	(4)	Yes
20

Term Loans	Type	Footnote	Principal	Maturity Date	GAAP Balance	Rate	Income Recognized During 2017	Active Investment as of December 31, 2017
ABT Molecular Imaging	First Lien	(4)	$7,333	06/30/16	$7,333	7.3%	$354	Yes
ABT Molecular Imaging	Second Lien Royalty	(2), (4)	3,285	10/08/21	3,285	N/A	—	Yes
B&D Dental Corporation	First Lien	(2), (3)	8,148	12/10/18	8,117	14.0%	—	Yes
B&D Dental Corporation	Equipment Loan		70	03/28/20	70	16.3%	11	Yes
CeloNova BioSciences, Inc.	First Lien		7,581	07/31/21	7,478	13.0%	431	Yes
DxTerity Diagnostics, Inc.	First Lien		7,405	04/06/21	7,408	13.3%	1,081	Yes
Hooper Holmes, Inc.	First Lien		—	04/17/18	—	15.0%	1,251	No
Hooper Holmes, Inc.	First Lien		8,500	05/11/21	7,777	13.5%	1,004	Yes
Hooper Holmes, Inc.	Revolving		—	05/11/21	—	13.5%	152	Yes
Imprimis Pharmaceuticals, Inc.	First Lien		9,720	07/19/21	9,181	12.0%	629	Yes
Keystone Dental, Inc.	First Lien		20,000	05/23/21	19,868	13.0%	2,873	Yes
OraMetrix, Inc.	First Lien		8,500	12/15/21	8,463	12.0%	1,142	Yes
Parnell Pharmaceuticals	First Lien		13,500	11/22/20	15,097	13.0%	3,427	Yes
Soluble Systems, LLC	First Lien		—	05/30/20	—	13.0%	1,507	No
Soluble Systems, LLC	First Lien		15,096	10/26/22	15,114	11.8%	345	Yes
Tenex Health, Inc.	First Lien		5,472	07/01/21	5,503	13.0%	861	Yes
Thermedx, LLC	First Lien		3,500	05/05/21	3,839	N/A	482	Yes

Other	Footnote	Funded Amount	GAAP Balance	Income Recognized During 2017	Active Investment as of December 31, 2017
Holmdel Pharmaceuticals, LP	(5)	$6,000	$—	$10,530	No
Cancer Genetics (Common Stock)		—	1,223	N/A	Yes
Hooper Holmes, Inc. (Common Stock)		—	33	N/A	Yes
21

Warrants to Purchase Stock	Footnote	Number of Shares	Exercise Price per Share	GAAP Balance	Change in Fair Value During 2017	Active Investment as of December 31, 2017
ABT Molecular Imaging	(2), (4)	5,000,000	$0.20	$—	$—	Yes
B&D Dental Corporation	(2), (3)	225	0.01	—	—	Yes
CeloNova BioSciences, Inc.		TBD	0.01	—	—	Yes
DxTerity Diagnostics		420,673	2.08	—	—	Yes
Hooper Holmes, Inc.		—	0.00	—	(99)	No
Hooper Holmes, Inc.		1,317,289	0.84	332	(304)	Yes
Hooper Holmes, Inc.		450,000	0.80	117	(103)	Yes
Imprimis Pharmaceuticals, Inc.		373,847	2.08	423	(114)	Yes
Keystone Dental, Inc.		793,651	1.26	—	—	Yes
OraMetrix, Inc.		690,496	0.62	—	—	Yes
Soluble Systems, LLC		1,209,068	0.99	—	—	Yes
Soluble Systems, LLC		2,284,793	0.89	—	—	Yes
Tenex Health, Inc.		2,693,878	0.37	—	—	Yes
Tribute Pharmaceuticals, Inc.		1,843,016	Various	115	(593)	Yes

	Assets	Income Recognized During 2017
Total Finance Receivables	$151,995	$26,877
Total Marketable Securities	1,856	—
Total Net Investment in Unconsolidated Subsidiary	—	10,530
Fair Value of Warrant Assets	987	(1,213)
Total Assets/Income	$154,838	$36,194

(1) Purchased $3,000 of a total $100,000 aggregate amount. Notes are secured by certain royalty and milestone payments associated with the sales of pharmaceutical products. Other-than-temporary impairment charges of $871 were recognized during 2017.

(2) Investment on nonaccrual.

(3) In the aggregate, executed eight amendments to the loan to advance additional $2,148 during 2015 and 2016. B&D is evaluating strategic alternatives for the business. The loan is currently in default.

(4) December 2015 synthetic royalty payment to us was blocked by first lien lender; we purchased senior first lien credit facility at par in February 2016. An impairment charge of $7,638 was recognized on the second lien during 2017. Interest is being paid current on the first lien credit facility; first lien credit facility maturity date has not been extended. ABT is evaluating strategic alternatives for the business. Both credit facilities are in default.

(5) On February 23, 2017, Holmdel sold substantially all of its assets, and SWK received net proceeds of approximately $8,600 from the transaction. Please refer to Notes 4 and 7 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a portfolio company’s quarterly net sales and royalties.

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

Allowance for Loan Losses

The allowance for loan losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including non-performing assets, evaluation of portfolio diversification and concentration as well as economic conditions to determine the need for a qualitative adjustment. We review our finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees.

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

Income Taxes

The recognition of certain net deferred tax assets of our reporting entities are dependent upon, but not limited to, the future profitability of the reporting entity, when the underlying temporary differences will reverse, and tax planning strategies. Further, management’s judgment regarding the use of estimates and projections is required in assessing our ability to realize the deferred tax assets relating to NOL carryforwards, as most of these assets are subject to limited carryforward periods.

On December 22, 2017, the U.S. government enacted the TCJA, which decreased the U.S. corporate federal income tax rate from 35 to 21 percent, effective January 1, 2018. The Company revalued its deferred tax assets and liabilities accordingly. The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist at each reporting date. Any adjustments to the deferred tax asset valuation allowance is recorded in the statement of operations in the period it is determined an adjustment is required. The TCJA also includes a number of other provisions, including the elimination of loss carrybacks and limitations on the use of future losses and repeal of the Alternative Minimum Tax regime. The provisions are not expected to have an immediate effect on the Company.

On the same date, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. While the Company was able to make reasonable estimates under SAB 118 for the impact of the reduction in the corporate tax rate, the Company has not completed its analysis of other changes to the TCJA. The final impacts of the TCJA may differ from estimates, possibly materially, due to, among other things, changes in interpretations in responses to the TCJA or any updates or changes to estimates the Company has utilized under SAB 118. The Company will continue to analyze the impact of the TCJA as additional clarification and implementation guidance is provided and complete its analysis within the measurement period in accordance with SAB 118. Please refer to Note 9 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Comparison of the Years Ended December 31, 2017 and 2016

(in millions)	For the Year Ended December 31,
	2017	2016	Change
Revenues	$37.5	$22.4	$15.1
Provision for loan credit losses	—	1.7	(1.7)
Impairment expense	8.5	8.1	0.4
General and administrative	4.1	2.8	1.3
Other income (expense), net	(0.9)	0.6	(1.5)
Provision (benefit) for income taxes	15.8	(21.6)	37.4
Consolidated net income	8.3	32.0	(23.7)

Revenues

We generated revenues of $37.5 million for the year ended December 31, 2017, driven primarily by $26.9 million in interest and fees earned on our finance receivables and marketable securities, and $10.5 million in income related to our investment in an unconsolidated entity. We generated revenues of $22.4 million for the year ended December 31, 2016, driven primarily by $15.8 million in interest and fees earned on finance receivables and marketable securities, and $6.2 million in income related to our investment in an unconsolidated entity. The increase in revenue is primarily due to a $16.8 million increase in interest and fees earned on new and existing finance receivables, including an $8.7 million increase in royalty revenue from our Narcan® investment, as actual sales exceeded our forecasts. In addition, $4.3 million was due to an increase in income from our investment in an unconsolidated entity, which on February 23, 2017 sold its U.S. marketing rights to its underlying intellectual property (please refer to Note 4 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further information on the Holmdel transaction). This was partially offset by a $6.0 million decrease in interest and fees earned on finance receivables that were paid off in 2016.

Provision for Credit Losses and Impairment Expense

We did not recognize any credit loss provision expense during the year ended December 31, 2017. During 2016, we recognized loan credit loss provision expense of $1.7 million related to the Besivance royalty purchase, which was due to substantial increases in sales chargebacks and various rebates (gross sales to net sales deductions) and lower sales volumes.

During the year ended December 31, 2017, we recognized impairment expense of $7.6 million related to the ABT second lien finance receivable and security impairment expense of $0.9 million in connection with a secured royalty financing of a women’s health product due to continued disappointing sales. The debt security is reflected at its fair market value of $0.6 million as of December 31, 2017. During the year ended December 31, 2016, we recognized aggregate debt impairment expense and a write-off of interest receivable of $1.4 million in connection with a secured royalty financing of a women’s health product due to continued disappointing sales and $1.4 million of equity security impairment expense for the continued stock price decline of our position in the public equity of Cancer Genetics. We also recognized $5.3 million of impairment expense related to the sale of our SynCardia assets during the year ended December 31, 2016.

Please refer to Note 2 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further information regarding the impairments taken during the years ended December 31, 2017 and 2016.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $4.1 million for the year ended December 31, 2017 from $2.8 million for the year ended December 31, 2016, which was primarily due to an increase in the performance-based bonus accrual.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2017 reflected a net fair market value loss of $(1.1) million on our warrant derivatives, offset by a $0.2 million gain on the sale of available-for-sale equity securities. Other income (expense), net for the year ended December 31, 2016 reflected a net fair market value gain of $0.6 million on our warrant derivatives.

Income Tax Provision (Benefit)

Based on the Company’s historical and expected future operating performance, the Company has concluded that it was more likely than not that the Company would not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. The valuation allowance against deferred tax assets was $63.7 million and $109.6 million as of December 31, 2017 and 2016, respectively. We believe that it is more likely than not that the Company will be able to realize approximately $22.7 million benefit of the U.S. federal and state deferred tax assets in the future. The $55.8 million decrease in the Company’s cumulative gross deferred tax assets was caused by the change in statutory tax rate resulting from the TCJA signed into law on December 22, 2017.

As of December 31, 2017, we had NOLs for federal income tax purposes of $376.0 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority expiring by 2021. We also had federal research credit carryforwards of $2.7 million. The federal research credits will expire by 2029.

Liquidity and Capital Resources

As of December 31, 2017, we had $30.6 million in cash and cash equivalents, compared to $32.2 million in cash and cash equivalents as of December 31, 2016. The primary driver of the net decrease in our cash balance was new and add-on investment funding of $37.4 million, offset by interest and fees of $26.9 million earned on our finance receivables, including $11.8 million of royalty revenue from our Narcan® investment, and net proceeds of $8.6 million received related to our investment in an unconsolidated entity.

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

As of December 31, 2017, our portfolio contains $152.0 million of finance receivables and $1.9 million of marketable investments. We expect these assets to generate positive cash flows in 2018. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2018.

We intend to borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. We currently do not have access to a credit facility or other forms of borrowing, though we executed a non-binding term sheet with a potential lender on November 7, 2017, which we are continuing to negotiate. The timing of obtaining such a credit facility is uncertain and is largely dependent upon finalizing terms and conditions acceptable to us.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage partner companies’ requests for funding and take the form of loan commitments and lines of credit.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the partner company defaults, and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

As of December 31, 2017, we have a $5.0 million unfunded commitment on one loan transaction. There are no additional earnout payments contracted to be paid by us to any of our partner companies, nor are there currently any unfunded commitments on royalty purchase transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the year ended December 31, 2017, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2017, approximated its carrying value.

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

SWK HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SWK Holdings Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2006.

San Jose, California

March 29, 2018

SWK HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$30,557	$32,182
Accounts receivable	1,637	1,054
Finance receivables, net	151,995	126,366
Marketable investments	1,856	2,621
Investment in unconsolidated entity	—	6,985
Deferred tax asset	22,725	38,471
Warrant assets	987	1,013
Other assets	126	240
Total assets	$209,883	$208,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,840	$682
Warrant liability	91	189
Total liabilities	1,931	871

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,053,422 and 13,144,292 shares issued and outstanding at December 31, 2017 and 2016, respectively	13	13
Additional paid-in capital	4,433,589	4,433,289
Accumulated deficit	(4,225,863)	(4,228,910)
Accumulated other comprehensive income (loss)	213	(87)
Total SWK Holdings Corporation stockholders’ equity	207,952	204,305
Non-controlling interests in consolidated entity	—	3,756
Total stockholders’ equity	207,952	208,061
Total liabilities and stockholders’ equity	$209,883	$208,932

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016
Revenues
Finance receivable interest income, including fees	$26,877	$15,747
Marketable investments interest income	—	92
Income related to investments in unconsolidated entity	10,530	6,219
Other	79	322
Total revenues	37,486	22,380
Costs and expenses:
Provision for loan credit losses	—	1,659
Impairment expense	8,509	8,077
General and administrative	4,101	2,829
Total costs and expenses	12,610	12,565
Other income (expense), net:
Unrealized net gain (loss) on derivatives	(1,115)	588
Gain on sale of marketable securities	243	—
Income before income taxes	24,004	10,403
Provision (benefit) for income taxes	15,753	(21,638)
Consolidated net income	8,251	32,041
Net income attributable to non-controlling interests	5,204	3,153
Net income attributable to SWK Holdings Corporation Stockholders	$3,047	$28,888
Net income per share attributable to SWK Holdings Corporation Stockholders:
Basic	$0.23	$2.22
Diluted	$0.23	$2.22
Weighted Average Shares:
Basic	13,036	13,015
Diluted	13,040	13,018

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2017	2016
Consolidated net income	$8,251	$32,041
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment in securities	300	(87)
Total other comprehensive income (loss)	300	(87)
Comprehensive income	8,551	31,954
Comprehensive income attributable to non-controlling interests	5,204	3,153
Comprehensive income attributable to SWK Holdings Corporation Stockholders	$3,347	$28,801

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Non-controlling	Accumulated
			Additional		Interests in	Other	Total
	Common Stock		Paid-In	Accumulated	Consolidated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Entity	Income (Loss)	Equity
Balances at December 31, 2015	13,115,909	$13	$4,432,926	$(4,257,798)	$4,299	$—	$179,440
Stock-based compensation		—	363	—	—	—	363
Issuance of common stock	28,383	—	—	—	—	—	—
Change in fair value of securities	—	—	—	—	—	(87)	(87)
Distributions to non-controlling interests	—	—	—	—	(3,696)	—	(3,696)
Net income	—	—	—	28,888	3,153	—	32,041
Balances at December 31, 2016	13,144,292	13	4,433,289	(4,228,910)	3,756	(87)	208,061
Stock-based compensation	—	—	300	—	—	—	300
Issuance of common stock	21,630	—	—	—	—	—	—
Forfeiture of restricted stock	(112,500)	—	—	—	—	—	—
Change in fair value of securities	—	—	—	—	—	300	300
Distributions to non-controlling interests	—	—	—	—	(8,960)	—	(8,960)
Net income	—	—	—	3,047	5,204	—	8,251
Balances at December 31, 2017	13,053,422	$13	$4,433,589	$(4,225,863)	$—	$213	$207,952

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$8,251	$32,041
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investments in unconsolidated entity	(10,530)	(6,219)
Provision for loan credit losses	—	1,659
Impairment expense	8,509	8,077
Change in fair value of warrants	1,115	(588)
Gain on sale of marketable securities	(243)	—
Deferred income taxes	15,745	(21,638)
Loan discount amortization and fee accretion	(1,926)	(3,109)
Interest paid-in-kind	(1,779)	(398)
Interest income in excess of cash collected	(534)	—
Stock-based compensation	300	363
Other	17	16
Changes in operating assets and liabilities:
Accounts receivable	(583)	(59)
Other assets	(42)	(396)
Accounts payable and other liabilities	1,158	(106)
Net cash provided by operating activities	19,458	9,643

Cash flows from investing activities:
Cash distributions from investments in unconsolidated entity	17,515	7,222
Proceeds from sale of available-for-sale marketable securities	345	—
Cash received for settlement of warrants	—	1,405
Investment in finance receivables	(37,432)	(75,009)
Repayment of finance receivables	7,368	45,292
Marketable investment principal payment	93	41
Other	(12)	(3)
Net cash used in investing activities	(12,123)	(21,052)

Cash flows from financing activities:
Distribution to non-controlling interests	(8,960)	(3,696)
Net cash used in financing activities	(8,960)	(3,696)

Net decrease in cash and cash equivalents	(1,625)	(15,105)
Cash and cash equivalents at beginning of period	32,182	47,287
Cash and cash equivalents at end of period	$30,557	$32,182

Supplemental noncash flow activity:
Net warrants received in connection with finance receivables	$1,188	$—
Common stock received in connection with amendment of finance receivable	$—	$150

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

As of March 26, 2018, the Company and its partners have executed transactions with 27 different parties under its specialty finance strategy, funding an aggregate $388 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Variable Interest Entities

An entity is referred to as a VIE if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity’s residual economics, or (v) the entity was established with non-substantive voting interests. The Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the activities of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. Along with the VIEs that are consolidated in accordance with these guidelines, the Company also holds variable interests in other VIEs that are not consolidated because it is not the primary beneficiary. The Company continually monitors both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. See Note 4 of the Notes to the Consolidated Financial Statements for further discussion of VIEs.

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

If it is determined that a loan should be transferred from HFI to HFS, then the balance is transferred at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as an impairment when the carrying amount exceeds fair value and the difference relates to credit quality. Otherwise the write-down is recorded as a reduction in finance receivable interest income, and any loan loss reserve is reversed. Once classified as HFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance and is reflected as a reduction to finance receivable interest income.

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

Allowance for Credit Losses on Finance Receivables

The allowance for credit losses is intended to provide for credit losses inherent in the financing receivables portfolio and is periodically reviewed for adequacy considering credit quality indicators, including expected and historical losses and levels of and trends in past due loans, non-performing assets and impaired loans, collateral values and economic conditions. The allowance for credit losses is determined based on specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows. Changes to the allowance for credit losses are recorded in the provision for loan credit losses in the consolidated statement of income.

Marketable Investments

The Company’s marketable investment portfolio includes two equity securities and one debt security as of December 31, 2017 and 2016. The debt security is classified as an available-for-sale security, which is reported at fair value with unrealized gains or losses recorded in accumulated other comprehensive income (loss), net of applicable income taxes. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than-temporarily impaired using all available information about the collectability of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

Derivatives

All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of income. If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the consolidated statements of income, or recorded in other comprehensive income. The Company had no derivatives designated as hedges as of December 31, 2017 and 2016. The Company holds warrants issued to the Company in conjunction with term loan investments discussed in Note 2. These warrants meet the definition of a derivative and are included in warrant assets in the consolidated balance sheets. The Company issued a warrant on its own common stock as discussed in Note 5. This warrant meets the definition of a derivative and is reflected as a warrant liability at fair value in the consolidated balance sheets.

Revenue Recognition

The Company records interest income on an accrual basis based on the effective interest rate method to the extent that it expects to collect such amounts. The Company recognizes investment management fees when clients invest in our recommended transactions as earned over the period the services are rendered. In general, the majority of investment management fees earned are charged either monthly or quarterly.  Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract.  Other service revenues are recognized when contractual obligations are fulfilled or as services are provided.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2017 or 2016, as all of our cash was held in checking or savings accounts.  As of December 31, 2017, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.  The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

Interest and Accounts Receivable

The Company records interest receivable on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. When management does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the loan on nonaccrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or the Company believes the portfolio company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. For the year ended December 31, 2016, the provision for loan credit losses was $1.7 million. The Company did not recognize any provision for loan credit losses during the year 2017.

Accounts receivable for management fees are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. As of December 31, 2017 and 2016, the allowance for doubtful accounts was zero.

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

The Company performs ongoing credit evaluations of its partner companies and generally requires collateral.  For the year ended December 31, 2017, two partner companies accounted for 51 percent of total revenue. For the year ended December 31, 2016, two partner companies accounted for 41 percent of total revenue.

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

Non-controlling Interests

Non-controlling interests represent third-party equity ownership in certain of the Company’s consolidated subsidiaries, VIEs or investments and are presented as a component of equity. See Notes 4 and Note 7 of the Notes to the Consolidated Financial Statements for further discussion of non-controlling interests.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA makes broad and complex changes to the U.S. tax code. On the same date, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

The Company has not completed its accounting for the income tax effects of certain elements of the TCJA. However, the Company was able to make reasonable estimates of the effects of certain elements and recorded a provisional estimate in the consolidated financial statements. The estimated enactment net discrete after-tax benefit incorporates assumptions made based upon the Company’s current interpretations of the TCJA, and may change as it receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time. Please refer to Note 9 of the Notes to the Consolidated Financial Statements.

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

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016
Numerator:
Net income attributable to SWK Holdings Corporation stockholders	$3,047	$28,888

Denominator:
Weighted-average shares outstanding	13,036	13,015
Effect of dilutive securities	4	3

Weighted-average diluted shares	13,040	13,018

Basic net income per share	$0.23	$2.22
Diluted net income per share	$0.23	$2.22

As of December 31, 2017 and 2016, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 287,000 and 392,000 shares, respectively, have been excluded from the calculation of diluted net income per share as these securities were anti-dilutive.

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

Between May 2014 and May 2016, the FASB issued three ASUs changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) and (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within, beginning after December 15, 2017. All subsequent ASUs related to ASU 2014-09, including ASU 2016-08 and ASU 2016-12, assumed the deferred effective date enforced by ASU 2015-14. A reporting entity may apply the amendments in the Revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach.

The Revenue ASUs become effective for the Company on January 1, 2018. The Company has been evaluating the new guidance and believes the Revenue ASUs will not have a material impact on its consolidated financial statements upon adoption since the primary source of revenue for the Company is generated through financing arrangements, which are excluded from the Revenue ASUs.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard adds an impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of losses. The ASU describes the impairment allowance as a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down, which will allow an entity the ability to record reversals of credit losses in current period net income. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The Company is currently evaluating the new guidance but believes it is likely to incur more upfront loan losses under the new CECL model.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230),” which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued this guidance with the intent of reducing diversity in practice with respect to classification of eight types of cash receipts and payments: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero coupon bonds, (3) contingent consideration payments after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The Company will adopt ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 will not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718),” to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting required by Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The Company will adopt ASU 2017-09 on January 1, 2018. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); and Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, and (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” This guidance addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the new guidance to determine the impact on its consolidated financial statements upon adoption in fiscal 2018.

Note 2. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables at December 31, 2017 are as follows (in thousands):

	As of December 31,
Portfolio	2017	2016
Term Loans	$118,533	$91,841
Royalty Purchases	35,121	36,184
Total before allowance for credit losses	153,654	128,025
Allowance for credit losses	(1,659)	(1,659)
Total carrying value	$151,995	$126,366

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

The following tables present a summary of the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2017 and 2016 (in thousands):

	Term Loans	Royalty Purchases
Balance, December 31, 2015	$7,082	$—
Provisions charged to income	—	1,659
Charge-offs	(7,082)	—
Recoveries	—	—
Balance, December 31, 2016	$—	$1,659
Provisions charged to income	—	—
Charge-offs	—	—
Recoveries	—	—
Balance, December 31, 2017	$—	$1,659
44

The following table presents nonaccrual and performing loans by portfolio segment (in thousands):

	December 31, 2017			December 31, 2016
	Nonaccrual	Performing		Nonaccrual	Performing
Term Loans	$11,402	$107,131	$118,533	$19,040	$72,801	$91,841
Royalty Purchases	—	33,462	33,462	—	34,525	34,525

Total carrying value	$11,402	$140,593	$151,995	$19,040	$107,326	$126,366

As of December 31, 2017 and 2016, the Company had two term loans associated with two portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $11.4 million and $19.0 million, respectively. No cash on nonaccrual loans was collected during the years ended December 31, 2017 and 2016. Of the two nonaccrual term loans at December 31, 2017, one loan is deemed to be impaired. During the year ended December 31, 2017, the Company recognized loan impairment expense of $7.6 million. (Please see ABT Molecular Imaging, Inc. and B&D Dental below for further details regarding nonaccrual term loans.)

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

In February 2016, ABT violated the terms of the forbearance agreement with the first lien lender. In order to control the work out of the default under the first lien loan and prevent the equity sponsors from taking control of the first lien term loan, the Company purchased from an unrelated party the first lien term loan at par for a purchase price of $0.7 million. Since then the equity sponsors funded cash shortfalls into the second quarter of 2016. The Company continues to work with ABT’s equity sponsors to resolve the existing defaults. ABT is currently evaluating strategic options.

Since 2016, the Company has entered into additional amendments to the first lien term loan to provide for an additional $7.5 million of liquidity under the first lien credit agreement. ABT has drawn down the full $7.5 million as of March 26, 2018.

The collateral for the loan has been individually reviewed, and the Company believes that the fair market value of the loan, less costs to sell, is less than the recorded investment in the loan as of December 31, 2017. Based on the impairment analysis, the Company has determined that recording an impairment loss of $7.6 million as of December 31, 2017 was required. The Company considered several factors in this determination, including an independent third-party valuation and developments in the portfolio company’s business and industry.

B&D Dental (“B&D”)

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60,000. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of December 31, 2017, the total amount funded was $8.1 million. B&D is currently evaluating strategic options.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During the first and fourth quarters of 2016, the Company executed two additional amendments to the loan to advance an additional $0.5 million in order to directly pay critical vendors and protect the value of the collateral. The Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of December 31, 2017. The Company considered several factors in this determination, including an independent third-party valuation and developments in the portfolio company’s business and industry.

SynCardia Systems, Inc. (“SynCardia”)

On June 24, 2016, SWK Funding LLC, a wholly-owned subsidiary of SWK Holdings Corporation, sold 100 percent of its debt and equity interests in SynCardia to an affiliate of Versa Capital Management for upfront cash consideration of $7.2 million plus certain additional future contingent payments. The Company’s interests in SynCardia included $22.0 million of a senior secured first lien loan, $13.0 million of second lien convertible notes, 2,323,649 shares of Series F preferred stock, 4,000 shares of common stock and 34,551 common stock purchase warrants. The carrying value, as of the date of sale, of the debt and equity interests in SynCardia was approximately $12.5 million. During the year ended December 31, 2016, the Company recognized $5.3 million of impairment expense related to the sale of its SynCardia assets.

Note 3. Marketable Investments

Investment in marketable securities at December 31, 2017 and 2016 consist of the following (in thousands):

	December 31,
	2017	2016
Corporate debt securities	$600	$1,564
Equity securities	1,256	1,057
Total	$1,856	$2,621

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale securities as of December 31, 2017 and 2016, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
December 31, 2017
Available for sale securities:
Corporate debt securities	$600	$—	$—	$600
Equity securities	1,043	330	(117)	1,256
	$1,643	$330	$(117)	$1,856

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
December 31, 2016
Available for sale securities:
Corporate debt securities	$1,564	$—	$—	$1,564
Equity securities	1,144	—	(87)	1,057
	$2,708	$—	$(87)	$2,621
46

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Available for sale securities:
Equity securities	—	—	33	(117)	33	(117)
Total equity securities	$—	$—	$33	$(117)	$33	$(117)

	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Available for sale securities:
Equity securities	63	(87)	—	—	63	(87)
Total equity securities	$63	$(87)	$—	$—	$63	$(87)

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. The Company does not believe that its investments in marketable securities with unrealized losses at December 31, 2017 are other-than-temporary due to market volatility of the security’s fair value, analysts’ expectations, and the Company’s ability to hold the securities for a period of time sufficient to allow for any anticipated recoveries in market value.

Equity Securities

The Company’s equity securities include 661,076 shares of Cancer Genetics common stock and 77,922 shares of Hooper Holmes common stock. During the year ended December 31, 2017, the Company sold 75,000 shares of Cancer Genetics common stock, which resulted in a realized gain of $0.2 million. As of December 31, 2017, the Cancer Genetics and Hooper Holmes equity securities are reflected at fair value of $1.2 million and $33,000 respectively, as available-for-sale securities. The Company had no sales of available-for-sale securities during the year ended December 31, 2016.

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

During the year ended December 31, 2017, the Company recorded an impairment expense of $0.9 million related to these notes. The expense was taken as an other-than-temporary impairment. The senior secured notes were placed on nonaccrual status as of June 30, 2016. Total cash of approximately $93,000 was collected during the year was and credited to the notes’ carry value. As of December 31, 2017, the notes are reflected at their estimated fair value of $0.6 million and classified as available-for-sale securities.

During the year ended December 31, 2016, the Company recorded an impairment expense of $1.4 million related to the senior secured notes, of which $0.1 million reflects the write off of interest accrued on these notes. The remainder of the expense was taken as an other-than-temporary impairment. Total cash of approximately $41,000 was collected during the year and credited to the notes’ carry value.

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

Consolidated VIE

SWK HP Holdings LP (“SWK HP”) was formed in December 2012 to acquire a limited partnership interest in Holmdel Pharmaceuticals LP (“Holmdel”).   Holmdel acquired the U.S. marketing authorization rights to a beta blocker pharmaceutical product indicated for the treatment of hypertension for a total purchase price of $13.0 million. The Company, through its wholly owned subsidiary SWK Holdings GP LLC (“SWK Holdings GP”), acquired a direct general partnership interest in SWK HP, which in turn acquired a limited partnership interest in Holmdel. The total investment in SWK HP of $13.0 million included $6.0 million provided by SWK Holdings GP and $7.0 million provided by non-controlling interests.  Subject to customary limited partner protections afforded the investors by the terms of the limited partnership agreement, the Company maintained voting and managerial control of SWK HP and therefore included it in its consolidated financial statements.

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

Unconsolidated VIE

For the year ended December 31, 2017, the Company recognized $10.5 million of income related to this entity accounted for under the equity method. The amount of income attributable to the non-controlling interests in SWK HP was $5.2 million. In addition, SWK HP received cash distributions totaling $17.5 million during the year ended December 31, 2017, of which $9.0 million was subsequently paid to holders of the non-controlling interests in SWK HP. For the year ended December 31, 2016, the Company recognized $6.2 million of income related to this entity accounted for under the equity method. The amount of income attributable to the non-controlling interests in SWK HP was $3.2 million. In addition, SWK HP received cash distributions totaling $7.2 million during the year ended December 31, 2016, of which $3.7 million was subsequently paid to holders of the non-controlling interests in SWK HP.

Changes in the carrying amount of the Company’s investment in Holmdel for the year ended December 31, 2017, are as follows (in thousands):

Balance at December 31, 2015	$7,988
Add: Income from investments in unconsolidated entities	6,219
Less: Cash distribution on investments in unconsolidated entities	(7,222)
Balance at December 31, 2016	$6,985
Add: Income from investments in unconsolidated entities	10,530
Less: Cash distribution on investments in unconsolidated entities	(17,515)
Balance at December 31, 2017	$—

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

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the consolidated balance sheets. The Company recorded a nominal loss for the year ended December 31, 2017 and 2016. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2017	2016
Dividend rate	—	—
Risk-free rate	2.0%	1.9%
Expected life (years)	2.7	3.7
Expected volatility	21.9%	34.1%

The changes on the value of the warrant liability during the years ended December 31, 2017 and 2016 were as follows (in thousands):

Fair value – December 31, 2015	$259
Issuances	—
Change in fair value	(70)
Fair value – December 31, 2016	189
Issuances	—
Changes in fair value	(98)
Fair value – December 31, 2017	$91
49

Note 6. Commitments and Contingencies

Lease Obligations

The Company’s corporate headquarters is in Dallas, Texas, where it leases approximately 2,400 square feet.  Total rent expense recognized under the lease was $57,000 for each of the years ended December 31, 2017 and 2016. The office lease expires in May 2020. Future minimum rent is as follows (in thousands):

2018	$59
2019	60
2020	26
Total future minimum rent with non-cancellable terms of one year or more	$145

Other Contractual Obligations

As of December 31, 2017, the Company had an unfunded commitment of $5.0 million on one loan discussed in Note 2. There are no earnout payments contracted to be paid by us to any of our partner companies, nor are there any unfunded commitments on the royalty purchases.

 The unfunded commitment is contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time per the terms of the credit agreement, and is only subject to being advanced as long as an event of default does not exist.

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

Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2017 and 2016.

Note 7. Stockholders’ Equity

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 250,000,000.

Preferred Stock

The Company’s board of directors (the “Board”) may, without further action by the stockholders, issue one or more series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2017, no shares of preferred stock have been issued.

Stock Compensation Plans

The Company’s 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”) provides for options, restricted stock, and other customary forms of equity to be granted to the Company’s directors, officers, employees, and independent contractors. All forms of equity incentive compensation are granted at the discretion of the Board and have a term not greater than 10 years from the date of grant.

J. Brett Pope resigned as the Company’s Chief Executive Officer and a member of the Board effective January 12, 2016. Under the terms of Mr. Pope’s severance agreement, the Company approved the cashless exercise of 18,750 vested stock options and the remaining 156,250 unvested stock options were forfeited. Of the 18,750 vested stock options, 14,751 options were surrendered to the Company to pay the exercise price, resulting in a net issuance of 3,999 shares. The surrendered shares were immediately canceled by the Company.

The following table summarizes activities under the option plans for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2015	364,000	$12.05	7.4	420.0
Options canceled and retired	(170,250)	12.67
Options exercised	(18,750)	8.30
Options granted	15,000	9.61
Balances, December 31, 2016	190,000	11.25	6.9	169.4
Options canceled and retired	—
Options exercised	—
Options granted	—
Balances, December 31, 2017	190,000	11.25	5.9	214.4

Options vested and exercisable and expected to be vested and exercisable at December 31, 2017	190,000	$11.25	5.9	214.4
Options vested and exercisable at December 31, 2017	60,000	$11.76	5.9	53.4
51

At December 31, 2017, there were 0.3 million shares reserved for equity awards under the 2010 Stock Incentive Plan, and the Company had $0.1 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 0.5 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2017:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$8.30	75,000	4.4	8.30	18,750	$8.30
9.61	15,000	8.5	9.61	3,750	9.61
13.70	100,000	6.6	13.70	37,500	13.70
Total	190,000	5.9	11.25	60,000	11.76

Employee stock-based compensation expense recognized for time-vesting options for the years ended December 31, 2017 and 2016, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plans.

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

During the year ended December 31, 2017, 112,500 shares of restricted stock were forfeited back to the Company. During the years ended December 31, 2017 and 2016, no restricted shares were granted, or vested. As of December 31, 2017, there are no shares of restricted stock outstanding. The Company has not recognized any expense related to restricted stock for the years ended December 31, 2017 and 2016.

The restricted shares are included in the Company’s shares outstanding as of December 31, 2016 but are not included in the computation of basic income per share, as the shares were not yet earned by the recipients.

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

During the years ended December 31, 2017 and 2016, the Board approved compensation for Board services by granting 21,630 and 24,384 shares, respectively, of common stock as compensation for the non-employee directors. During each of the years ended December 31, 2017 and 2016, the Company recorded approximately $0.2 million in Board compensation expense. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for the years ended December 31, 2017 and 2016 was $0.3 million and $0.4 million, respectively.

Non-controlling Interests

As discussed in Note 4, SWK HP had a limited partnership interest in Holmdel. Changes in the carrying amount of the non-controlling interest in the consolidated balance sheet for the year ended December 31, 2017, is as follows (in thousands):

Balance at December 31, 2016	$3,756
Add: Income attributable to non-controlling interests	5,204
Less: Cash distribution to non-controlling interests	(8,960)
Balance at December 31, 2017	$—

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2017 and 2016.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of its equity method investments included in the consolidated balance sheets as of December 31, 2017 and 2016.

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

Marketable Investments and Derivative Securities

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$987	$—	$—	$987
Marketable investments	1,856	1,256	—	600

Financial Liabilities:
Warrant liability	$91	$—	$—	$91

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,013	$—	$—	$1,013
Marketable investments	2,621	1,057	—	1,564

Financial Liabilities:
Warrant liability	$189	$—	$—	$189

The changes on the value of the warrant assets during the years ended December 31, 2017 and 2016 were as follows (in thousands):

Fair value – December 31, 2015	$1,900
Issuance	—
Settlements	(1,405)
Transfers	—
Change in fair value	518
Fair value – December 31, 2016	1,013
Issuance	1,392
Canceled	(205)
Transfers	—
Change in fair value	(1,213)
Fair value – December 31, 2017	$987
55

 The Company holds warrants issued to the Company in conjunction with certain term loan investments. These warrants meet the definition of a derivative and are included in the consolidated balance sheet. The fair values for warrants outstanding, that have a readily determinable value, are measured using the Black-Scholes option pricing model. The following range of assumptions were used in the models to determine fair value:

December 31,
	2017	2016
Dividend rate	—	—
Risk-free rate	2.0% to 2.3%	1.9% to 2.3%
Expected life (years)	2.6 to 6.6	3.6 to 5.3
Expected volatility	72.5% to 95.7%	87.4% to 94.1%

The following table presents financial assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2017
Impaired loans	$6,087	$—	$—	$6,087
December 31, 2016
Impaired loans	$3,338	$—	$—	$3,338

Please refer to Note 2 for further information on impaired loans.

There were no remeasured liabilities at fair value on a non-recurring basis during the year ended December 31, 2017 or 2016.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in unconsolidated entity.

For the year ended December 31, 2017 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$30,557	$30,557	$30,557	$—	$—
Finance receivables	151,995	151,995	—	—	151,995
Marketable investments	1,856	1,856	1,256	—	600
Warrant assets	987	987	—	—	987

Financial Liabilities
Warrant liability	$91	$91	$—	$—	$91
56

For the year ended December 31, 2016 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$32,182	$32,182	$32,182	$—	$—
Finance receivables	126,366	126,366	—	—	126,366
Marketable investments	2,621	2,621	1,057	—	1,564
Warrant assets	1,013	1,013	—	—	1,013

Financial Liabilities
Warrant liability	$189	$189	$—	$—	$189
57

Note 9. Income Taxes

The components of income before income tax provision are as follows (in thousands):

	December 31,
	2017	2016
U.S.	$24,004	$10,403

During the years ended December 31, 2017 and 2016, the Company’s provision (benefit from) for income taxes was as follows (in thousands):

	December 31,
	2017	2016
Current provision	$8	$4
Deferred provision (benefit)	15,745	(21,642)
Total provision (benefit) for income taxes	$15,753	$(21,638)

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2017	2016
Federal tax provision at statutory rate	$8,402	$3,643
Change in valuation allowance	(46,498)	(24,115)
Change in statutory rate	55,857	—
Other	(187)	(194)
Write off of expired deferred tax assets	—	131
Provision related to non-controlling interest	(1,821)	(1,103)
Total provision (benefit from) for income taxes	$15,753	$(21,638)

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
58

As of December 31, 2017, the Company had cumulative net income before tax for the three years then ended. Based on its historical operating performance, the Company has concluded that it was more likely than not that the Company would not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. However, the Company has concluded that it is more likely than not that the Company will be able to realize approximately $22.7 million benefit of the U.S. federal and state deferred tax assets in the future.

On December 22, 2017, the TCJA was signed into law. The new legislation decreases the U.S. corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018. The Company revalued its deferred tax assets and liabilities accordingly. There was no net impact on recorded deferred tax balances, as the remeasurement of net deferred tax assets was offset by a change in valuation allowance. The TCJA also includes a number of other provisions, including the elimination of loss carrybacks and limitations on the use of future losses, and repeal of the Alternative Minimum Tax regime. These provisions are not expected to have an immediate effect on the Company.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statements of income for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $63.7 million and $109.6 million as of December 31, 2017 and 2016, respectively.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Credit carryforward	$2,660	$2,660
Stock based compensation	300	477
Other	4,596	634
Net operating losses	78,889	144,253

Gross deferred tax assets	86,445	148,024
Valuation allowance	(63,720)	(109,553)
Net deferred tax assets	$22,725	$38,471

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

As of December 31, 2017, the Company had NOL carryforwards for federal income tax purposes of approximately $376.0 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

The Company also had federal research carryforwards of $2.7 million. The federal credits will expire by 2029.

The Company records liabilities, where appropriate, for all uncertain income tax positions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The adoption of these provisions did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows. At December 31, 2017, the Company did not have any unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1998 through December 31, 2017, due to carryforward of unutilized net operating losses and research and development credits.  The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2017.

Note 10. Subsequent Events

Veru, Inc.

On March 5, 2018, SWK Funding LLC, a wholly-owned subsidiary of the Company (“SWK Funding”), entered into a credit agreement with Veru, Inc. (“Veru”), to monetize Veru’s FC2 Female Condom (“FC2”) business in a synthetic royalty transaction. SWK Funding provided $10.0 million at closing and Veru has the right to draw up to an additional $2.0 million upon executing certain performance metrics. SWK Funding will be entitled to receive quarterly payments based on product revenue derived from net sales of FC2 as provided in the credit agreement until Veru has paid 175 percent of the aggregate amount advanced. Upon the credit agreement’s termination date of March 5, 2025, Veru must pay 175 percent of the aggregate amount advanced less the amounts previously paid from product revenue, less the outstanding principal amount of the loans as of such date. The credit agreement contains additional repayment provisions in the event of a change of control of Veru or the sale of the FC2 business.

pSivida Corp.

On March 29, 2018, SWK Funding entered into a credit agreement pursuant to which it provided to pSivida Corp. (“pSivida”) a term loan in the principal amount of $20.0 million. The loan matures on March 26, 2023. SWK Funding provided $15.0 million at closing. pSivida can draw down the remaining $5.0 million of the credit facility at any time until December 31, 2018, under certain conditions defined in the credit agreement. The loan bears interest at the greater of (a) three month LIBOR and (b) 1.5 percent, plus a margin of 10.5 percent, payable in cash quarterly in arrears, beginning on May 15, 2018.

Tenex, Inc.

On March 29, 2018, SWK Funding entered into an amendment with Tenex, Inc. (“Tenex”) to re-open the previous $3.0 million add-on facility that Tenex elected not to draw by the September 30, 2017 expiration date. At closing of the amendment, SWK Funding advanced $1.3 million and Tenex can draw $1.0 million by September 30, 2018 and $1.0 million by March 31, 2018, under certain conditions defined in the amendment. In conjunction with the amendment, the interest only period was extended until March 2019, and the exit fee was increased one percent.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2017, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

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
62

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the principal headings “ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF ETHICS AND CONDUCT”, the information regarding executive officers of the Company under the subheading “Executive Officers”, and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading “CORPORATE GOVERNANCE,” in the Company’s 2018 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the principal headings “DIRECTOR COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION,” and “RELATED INFORMATION” in the Company’s 2018 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings “EQUITY COMPENSATION PLAN INFORMATION” and “OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY” in the Company’s 2018 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the principal heading “TRANSACTION WITH RELATED PERSONS” in the Company’s 2018 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the subheadings “Audit Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” below the principal heading “AUDIT FEES” in the Company’s 2018 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Exhibits:  See attached Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2018.

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

Date: March 29, 2018	By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2018	By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 29, 2018	By:	/s/ D. Blair Baker
D. Blair Baker
Director

Date: March 29, 2018	By:	/s/ Christopher W. Haga
Christopher W. Haga
Director

Date: March 29, 2018	By:	/s/ Edward B. Stead
Edward B. Stead
Director

Date: March 29, 2018	By:	/s/ Michael Weinberg
Michael Weinberg
Director
67

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	3.1	5/4/00

3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 29, 2001.	S-8	4.02	7/3/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	4.03	1/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	3.04	1/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.	10-K	3.05	3/31/10

3.06	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of SWK Holdings Corporation	10-Q	3.01	8/14/15

3.07	Amended and Restated Bylaws as of May 20, 2015	8-K	3.02	5/21/15

4.01	Form of Specimen Common Stock Certificate.	S-1/A	4.01	9/21/99

4.02	Form of Rights Certificate (Exhibit B to Rights Agreement filed as Exhibit 4.03 hereto)	8-K	4.02	4/14/16

4.03	Rights Agreement, dated as of April 8, 2016 by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K	4.02	4/14/16

4.04	Common Stock Purchase Warrant to Purchase 100,000 (as adjusted to reflect a net 1-for-10 reverse stock split) shares of the Company’s common stock dated September 6, 2013 issued to Double Black Diamond, L.P.	8-K	4.1	9/19/13

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.*	10-Q	10.01	11/14/06

10.02	2010 Equity Incentive Plan.*	10-Q	10.1	11/09/10

10.03	SWK Holdings Corporation 2010 Equity Incentive Plan Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10
68

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.04	Contract purchase agreement between SWK Holdings Corporation and PBS Capital Management, dated May 14, 2012	10-Q	10.05	5/15/12

10.05	Loan Agreement, dated as of September 6, 2013, among the Company, SWK Funding LLC, SWK Advisors LLC, SWK HP Holdings GP LLC. and Double Black Diamond, L.P.	8-K	10.1	9/9/13

10.06	Pledge and Security Agreement, dated as of September 6, 2013, among the Company, SWK Funding LLC, SWK Advisors LLC, SWK HP Holdings GP LLC, and Double Black Diamond L.P.	8-K	10.2	9/9/13

10.07	Voting Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.3	9/9/13

10.08	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.4	9/9/13

10.09	Agreement dated March 1, 2017 between SWK Holdings Corporation and Pine Hill Group, LLC	10-K	10.09	3/17/17

10.10	Employment Agreement, dated August 18, 2014, between the Company and Winston L. Black III.*	8-K	10.5	8/19/14

10.11	Royalty Agreement, dated April 2, 2013, among SWK Funding LLC, Bess Royalty, L.P. and InSite Vision Incorporated.**#	S-1/A	10.13	4/1/14

10.12	Amended and Restated Limited Partnership Agreement of Holmdel Pharmaceuticals, L.P., dated December 20, 2012, among HP General Partner, LLC, Brett Pope, an individual, and the limited partners named therein.**#	S-1/A	10.14	6/11/14

10.13	First Amendment to Amended and Restated Limited Partnership Agreement of Holmdel Pharmaceuticals, L.P., effective as of December 20, 2012, among HP General Partner, LLC, SWK HP Holdings, LP and Holmdel Therapeutics, LLC.**#	S-1/A	10.15	6/11/14
69

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.14	Securities Purchase Agreement, dated August 18, 2014, between SWK Holdings Corporation and Carlson Capital, L.P.	8-K/A	10.1	8/21/14

10.15	Stockholders’ Agreement, dated August 18, 2014, among Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd. and SWK Holdings Corporation	8-K	10.2	8/19/14

10.16	Royalty Agreement dated December 13, 2016, among SWK Funding LLC and Opiant Pharmaceuticals, Inc.				X

10.17	Purchase and Sale Agreement for Distressed Assets dated June 24, 2016 between SWK Funding LLC and Sindex SSI Lending LLC	8-K	10.1	7/1/16

10.18	Securities Transfer Agreement dated June 24, 2016 by and between SWK Funding LLC, SWK Holdings Corporation, and Sindex SSI Lending LLC	8-K	10.2	7/1/16

10.19	Credit Agreement dated May 20, 2016 among SBT Holdings, Inc., dba Keystone Dental, and SWK Funding LLC	8-K	10.1	5/26/16

21.01	Subsidiaries				X

23.01	Consent of Independent Registered Public Accounting Firm - BPM LLP				X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
70

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

**	These certifications accompany SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings, except to the extent that SWK specifically incorporates it by reference.

#	Confidential treatment is requested for certain confidential portions of these exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from these exhibits and filed separately with the Securities and Exchange Commission

+	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
71