Form 10-Q
period 2018-03-31
SWK Holdings Corp
filed 2018-05-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27163

SWK Holdings Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14755 Preston Road, Suite 105 Dallas, TX	75254 (Zip Code)
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

As of May 10, 2018, there were 13,059,137 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended March 31, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$21,451	$30,557
Accounts receivable	1,579	1,637
Finance receivables, net	165,843	151,995
Marketable investments	1,713	1,856
Deferred tax asset	21,771	22,725
Warrant assets	1,519	987
Other assets	314	126
Total assets	$214,190	$209,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$2,450	$1,840
Warrant liability	65	91
Total liabilities	2,515	1,931

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized;13,059,190 and 13,053,422 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	13	13
Additional paid-in capital	4,433,668	4,433,589
Accumulated deficit	(4,222,006)	(4,225,863)
Accumulated other comprehensive income	—	213
Total SWK Holdings Corporation stockholders’ equity	211,675	207,952
Non-controlling interests in consolidated entity	—	—
Total stockholders’ equity	211,675	207,952
Total liabilities and stockholders’ equity	$214,190	$209,883

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Finance receivable interest income, including fees	$6,817	$4,656
Income related to investments in unconsolidated entity	—	10,204
Other	5	4
Total revenues	6,822	14,864
Costs and expenses:
Provision for credit losses	1,179	—
General and administrative	1,221	661
Total costs and expenses	2,400	661
Other income (expense), net
Unrealized net gain (loss) on derivatives	300	(472)
Unrealized net loss on equity securities	(124)	—
Gain on sale of marketable securities	—	243
Income before provision for income taxes	4,598	13,974
Provision for income taxes	954	3,706
Consolidated net income	3,644	10,268
Net income attributable to non-controlling interests	—	5,032
Net income attributable to SWK Holdings Corporation stockholders	$3,644	$5,236
Net income per share attributable to SWK Holdings Corporation stockholders:
Basic	$0.28	$0.40
Diluted	$0.28	$0.40
Weighted Average Shares
Basic	13,053	13,144
Diluted	13,057	13,147

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Consolidated net income	$3,644	$10,268
Other comprehensive income, net of tax
Unrealized gain on investment in securities
Change in fair value of securities	—	1,820
Total other comprehensive income	—	1,820
Comprehensive income	3,644	12,088
Comprehensive income attributable to non-controlling interests	—	5,032
Comprehensive income attributable to SWK Holdings Corporation stockholders	$3,644	$7,056

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$3,644	$10,268
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investment in unconsolidated entity	—	(10,204)
Provision for loan credit losses	1,179	—
Deferred income taxes	954	3,706
Change in fair value of warrants	(300)	472
Change in fair value of equity securities	124	—
Gain on sale of equity securities	—	(243)
Loan discount amortization and fee accretion	(837)	(568)
Interest paid-in-kind	(47)	(383)
Stock-based compensation	79	78
Interest income in excess of cash received	(70)	—
Other	4	4
Changes in operating assets and liabilities:
Accounts receivable	58	(88)
Other assets	(189)	(112)
Accounts payable and other liabilities	610	48
Net cash provided by operating activities	5,209	2,978

Cash flows from investing activities:
Cash distributions from investment in unconsolidated entity	—	17,189
Proceeds from sale of available-for-sale marketable securities	—	345
Investment in finance receivables	(29,250)	(3,638)
Repayment of finance receivables	14,918	225
Marketable investment principal payment	19	24
Other	(2)	(3)
Net cash (used in) provided by investing activities	(14,315)	14,142

Cash flows from financing activities:
Distribution to non-controlling interests	—	(8,788)
Net cash used in financing activities	—	(8,788)

Net (decrease) increase in cash and cash equivalents	(9,106)	8,332
Cash and cash equivalents at beginning of period	30,557	32,182
Cash and cash equivalents at end of period	$21,451	$40,514

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. The Company’s strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. The Company is primarily focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. The Company has been deploying its assets to earn interest, fees, and other income pursuant to this strategy, and the Company continues to identify and review financing and similar opportunities on an ongoing basis. In addition, through the Company’s wholly-owned subsidiary, SWK Advisors LLC, the Company provides non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. The Company intends to fund transactions through its own working capital, as well as by building its asset management business by raising additional third-party capital to be invested alongside the Company’s capital.

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

As of May 10, 2018, the Company and its partners have executed transactions with 28 different parties under its specialty finance strategy, funding an aggregate $405 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 was further amended in February 2018 by ASU 2018-03, “Technical Corrections and Improvements to Financial instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” and in March 2018 by ASU 2018-04, “Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117” and SEC Release No. 33-9273 (SEC Update) to clarify certain guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the entity to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. Under prior GAAP, changes in fair value of available-for-sale equity securities were recorded in other comprehensive income. The Company adopted ASU 2016-01 as of January 1, 2018. As of that date, the Company reclassified the accumulated net unrealized appreciation related to our investments in equity securities as of December 31, 2017 (approximately $0.2 million) from accumulated other comprehensive income to retained earnings and does not expect the adoption of ASU 2016-01 to have a material impact on the Company’s future reported net earnings.

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

The Revenue ASUs became effective for the Company on January 1, 2018. The Company has been evaluating the new guidance and believes the Revenue ASUs will not have a material impact on its consolidated financial statements upon adoption since the primary source of revenue for the Company is generated through financing arrangements, which are excluded from the Revenue ASUs.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard adds an impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of losses. The ASU describes the impairment allowance as a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down, which will allow an entity the ability to record reversals of credit losses in current period net income. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The Company is currently evaluating the new guidance but believes it is likely to incur more upfront losses on its portfolio under the new CECL model.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued this guidance with the intent of reducing diversity in practice with respect to classification of eight types of cash receipts and payments: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero coupon bonds, (3) contingent consideration payments after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2017-09”), to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting required by Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); and Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, and (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” This guidance addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the new guidance to determine the impact on its consolidated financial statements upon adoption in fiscal 2019.

Note 2. Net Income per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock, and when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income attributable to SWK Holdings Corporation stockholders	$3,644	$5,236

Denominator:
Weighted-average shares outstanding	13,053	13,144
Effect of dilutive securities	4	3
Weighted-average diluted shares	13,057	13,147

Basic income per share attributable to SWK Holdings Corporation stockholders	$0.28	$0.40
Diluted income per share attributable to SWK Holdings Corporation stockholders	$0.28	$0.40

For the three months ended March 31, 2018 and 2017, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 286,000 and 399,000, respectively, have been excluded from the calculation of diluted income per share as all such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

	March 31,	December 31,
Portfolio	2018	2017
Term loans	$147,715	$118,533
Royalty purchases	20,966	35,121
Total before allowance for credit losses	168,681	153,654
Allowance for credit losses	(2,838)	(1,659)
Total carrying value	$165,843	$151,995

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

The Company individually develops the allowance for credit losses for any identified impaired loans. In developing the allowance for credit losses, the Company considers, among other things, the following credit quality indicators:

▪	business characteristics and financial conditions of obligors;
▪	current economic conditions and trends;
▪	actual charge-off experience;
▪	current delinquency levels;
▪	value of underlying collateral and guarantees;
▪	regulatory environment; and
▪	any other relevant factors predicting investment recovery.

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	March 31, 2018			December 31, 2017
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$18,919	$128,796	$147,715	$11,402	$107,131	$118,533
Royalty purchases, net of credit loss allowance	—	18,128	18,128	—	33,462	33,462
Total carrying value	$18,919	146,924	$165,843	$11,402	$140,593	$151,995

As of March 31, 2018, the Company had three term loans associated with three portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $18.9 million. As of December 31, 2017, the Company had two term loans associated with two portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $11.4 million. The Company collected $0.6 million on one nonaccrual loan during the three months ended March 31, 2018. No cash on nonaccrual loans was collected during the year ended December 31, 2017. Of the three nonaccrual term loans as of March 31, 2018, only one loan is deemed to be impaired. (Please see ABT Molecular Imaging, Inc., B&D Dental Corporation, and Hooper Holmes, Inc. below for further details regarding nonaccrual term loans.)

Term Loans

ABT Molecular Imaging, Inc. (“ABT”)

On October 10, 2014, the Company entered into a credit agreement pursuant to which the Company provided ABT a second lien term loan in the principal amount of $10.0 million. The loan matures on October 8, 2021. The synthetic royalty payment due to the Company on December 15, 2015 was blocked by ABT’s first lien lender pursuant to the terms of the intercreditor agreement by and between the Company and the first lien lender as a result of a forbearance agreement entered into between ABT and the first lien lender. Under the terms of the forbearance agreement, the first lien lender deferred principal payments until maturity of the first lien in March 2016 and ABT raised additional equity capital.

In February 2016, ABT violated the terms of the forbearance agreement with the first lien lender. In order to control the workout of the default under the first lien loan and prevent the equity sponsors from taking control of the first lien term loan, the Company purchased from an unrelated party the first lien term loan at par for a purchase price of $0.7 million. Since then the equity sponsors funded cash shortfalls into the second quarter of 2016. The Company continues to work with ABT’s equity sponsors to resolve the existing defaults. ABT is currently evaluating strategic options.

Since 2016, the Company has entered into additional amendments to the first lien term loan to provide for an additional $8.3 million of liquidity under the first lien credit agreement.

The Company recorded an impairment loss of $7.6 million as of December 31, 2017. The collateral for the loan has been individually reviewed, and the Company believes that its current collateral position is greater than the recorded investment in the loan as of March 31, 2018. The Company considered several factors in this determination, including an independent third-party valuation and developments in ABT’s business and industry.

B&D Dental Corporation (“B&D”)

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60,000. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of March 31, 2018, the total amount funded was $8.1 million. B&D is currently evaluating strategic options.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During the first and fourth quarters of 2016, the Company executed two additional amendments to the loan to advance an additional $0.5 million in order to directly pay critical vendors and protect the value of the collateral. The Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of March 31, 2018. The Company considered several factors in this determination, including an independent third-party valuation and developments in B&D’s business and industry.

Hooper Holmes, Inc. (“Hooper”)

On May 12, 2017, the Company provided a $6.5 million term loan to Hooper to support its merger with Provant Health Solutions, LLC.  On August 8, 2017, the Company provided an additional $2.0 million term loan with terms similar to the original term loan. The $2.0 million August term loan was scheduled to mature on February 1, 2018.  In late January, Hooper informed the Company of tight liquidity and that it would be strained if it repaid the full $2.0 million; thus, the Company agreed to extend the maturity for twelve weeks to April 30, 2018 in exchange for a partial repayment of $0.3 million on February 1, 2018 and an additional $0.3 million on March 15, 2018. However, in mid- March, Hooper informed the Company that it would be unable to repay the $0.3 million that was due on March 15, 2018. The Company is currently working with Hooper on strategic options, including requiring Hooper to retain financial advisors to evaluate strategic options. The Company has placed Hooper on nonaccrual but believes its collateral position is greater than the unpaid balance; thus, an allowance has not been recorded as of March 31, 2018.

Royalty Purchases

Cambia®

On July 31, 2014, the Company purchased a 25 percent royalty on sales of Cambia® from royalty holder, APR Applied Pharma Research S.A. (“APR”), for $4.0 million. On December 2, 2015, the Company purchased a second 25 percent royalty on sales of Cambia® for $4.5 million. In the U.S., Cambia® is marketed by DepoMed, Inc. (“DepoMed”) while the product is marketed by Aralez Pharmaceuticals, Inc. As disclosed by DepoMed, Cambia® prescription trends decelerated in 2017, and while they have begun to stabilize, they are not growing in line with the Company’s original forecast. During the three months ended March 31, 2018, the Company reduced its expectations for future royalty receipts and recognized an allowance for credit loss on the royalty purchase of $1.2 million.

Note 4. Marketable Investments

Investments in marketable investments at March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Corporate debt securities	$581	$600
Equity securities	1,132	1,256
Total	$1,713	$1,856

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of March 31, 2018 and December 31, 2017, are as follows (in thousands):

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$581	$—	$—	$581
Total	$581	$—	$—	$581

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$600	$—	$—	$600
Total	$600	$—	$—	$600

The following table presents the proceeds from sale of equity securities, realized gain on sale of equity securities, and unrealized net loss on equity securities as prescribed by ASC 321, “Investment - Equity Securities.” ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” was adopted on January 1, 2018, at which time a cumulative effect adjustment of $213,000 was recorded to reclassify the amount of accumulated unrealized gains related to equity securities from accumulated other comprehensive income to retained earnings.

(in thousands)	Three Months Ended March 31,
	2018	2017
Proceeds from sale of equity securities	$—	$—
Realized gain on sale of equity securities	—	243
Unrealized net loss on equity securities reflected in the Consolidated Statement of Operations	(124)	—

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

March 31, 2018	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	—	—	41	(72)	41	(72)
Total	$—	$—	$41	$(72)	$41	$(72)

December 31, 2017	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	—	—	33	(117)	33	(117)
Total	$—	$—	$33	$(117)	$33	$(117)

Equity Securities

The Company’s equity securities include 661,076 shares of Cancer Genetics common stock and 77,922 shares of Hooper common stock. During the three months ended March 31, 2017, the Company sold 75,000 shares of Cancer Genetics common stock, which resulted in a realized gain of $0.2 million. As of March 31, 2018, the Cancer Genetics and Hooper equity securities are reflected at fair value of $1.1 million and $41,000 respectively.

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

The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the three months ended March 31, 2018 was $19,500, which was credited to the notes’ carrying value. As of March 31, 2018, the notes are reflected at their estimated fair value of $0.6 million.

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

On February 23, 2017, Holmdel sold the U.S. marketing authorization rights to InnoPran XL to ANI Pharmaceuticals, Inc. SWK Holdings GP received net proceeds from the transaction of approximately $8.0 million. The approximate $8.0 million of proceeds includes a 5 percent incentive fee earned from SWK HP, and SWK Holdings GP’s share of the sale proceeds. As part of the transaction, SWK HP and all involved parties executed mutual releases and terminations of all license and supply agreements. SWK Holdings GP received an additional distribution regarding InnoPran XL sales covering the period from January 1, 2017 through the date of sale and has not received any further material distributions.

Unconsolidated VIE

For the three months ended March 31, 2018, the Company did not recognize any income related to this entity accounted for under the equity method, nor did the Company receive any cash distributions.

For the three months ended March 31, 2017, the Company recognized $10.2 million of equity method gains, of which $5.0 million was attributable to the non-controlling interest in SWK HP. In addition, SWK HP received cash distributions totaling $17.2 million during the three months ended March 31, 2017, of which $8.8 million was subsequently paid to holders of the non-controlling interests in SWK HP. There has been no change in the carrying amount of the Company’s investment in Holmdel since December 31, 2017.

Note 6. Related Party Transactions

On September 6, 2013, in connection with entering into a credit facility, the Company issued warrants to an affiliate of a stockholder, Carlson Capital, L.P. (the “Stockholder”), for 100,000 shares of the Company’s common stock at a strike price of $13.88 per share. The warrants have a price anti-dilution mechanism that was triggered by the price that shares were sold by the Company in a rights offering in 2014, and as a result, the strike price of the warrants was reduced to $13.48 per share.

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the consolidated balance sheets. The Company recorded a nominal gain for the three months ended March 31, 2018. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2018	December 31, 2017
Dividend rate	—	—
Risk-free rate	2.3%	2.0%
Expected life (years)	2.4	2.7
Expected volatility	19.4%	21.9%

The changes on the value of the warrant liability during the three months ended March 31, 2018 were as follows (in thousands):

Fair value – December 31, 2017	$91
Issuances	—
Changes in fair value	(26)
Fair value – March 31, 2018	$65

Note 7. Stockholders’ Equity

Stock Compensation Plans

During the three months ended March 31, 2018 and 2017, the Board approved compensation for Board services by granting 5,768 and 5,928 shares, respectively, of common stock as compensation for the non-employee directors. During both the three months ended March 31, 2018 and 2017, the Company recorded approximately $62,000 in Board compensation expense. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for both of the three months ended March 31, 2018 and 2017 was $0.1 million.

Non-controlling Interests

As discussed in Note 5, SWK HP had a limited partnership interest in Holmdel. There has been no change to the carrying amount of the non-controlling interest since December 31, 2017.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended March 31, 2018.

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

Equity Securities

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,519	$—	$—	$1,519
Marketable investments	1,713	1,132	—	581

Financial Liabilities:
Warrant liability	$65	$—	$—	$65

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$987	$—	$—	$987
Marketable investments	1,856	1,256	—	600

Financial Liabilities:
Warrant liability	$91	$—	$—	$91

The changes on the value of the warrant assets during the three months ended March 31, 2018 were as follows (in thousands):

Fair value – December 31, 2017	$987
Issued	258
Canceled	—
Change in fair value	274
Fair value – March 31, 2018	$1,519

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

	March 31,	December 31,
	2018	2017
Dividend rate range	—	—
Risk-free rate range	2.3% to 2.7%	2.0% to 2.3%
Expected life (years) range	2.4 to 7.0	2.6 to 6.6
Expected volatility range	55.6% to 94.9%	72.5% to 95.7%
19

The following table presents the financial assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2018
Impaired loans	$12,574	$—	$—	$12,574
December 31, 2017
Impaired loans	$6,087	$—	$—	$6,087

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in unconsolidated entity.

As of March 31, 2018 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$21,451	$21,451	$21,451	$—	$—
Finance receivables	165,843	165,843	—	—	165,843
Marketable investments	1,713	1,713	1,132	—	581
Warrant assets	1,519	1,519	—	—	1,519

Financial Liabilities
Warrant liability	$65	$65	$—	$—	$65

As of December 31, 2017 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$30,557	$30,557	$30,557	$—	$—
Finance receivables	151,995	151,995	—	—	151,995
Marketable investments	1,856	1,856	1,256	—	600
Warrant assets	987	987	—	—	987

Financial Liabilities
Warrant liability	$91	$91	$—	$—	$91

Note 9. Subsequent Events

OraMetrix, Inc.

On May 1, 2018, OraMetrix, Inc. retired its credit facility with SWK Funding LLC, a wholly-owned subsidiary of the Company (“SWK Funding”), in conjunction with its sale to Dentsply Sirona Inc. SWK Funding received an aggregate of approximately $9.2 million at pay-off, including payment of accrued interest and exit fees.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report.

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

As of May 10, 2018, we have executed 28 transactions, deploying approximately $405 million, across a variety of opportunities. In counting our transactions, we generally consider a series of transactions with one partner company as a single transaction. In eleven of the transactions, we participated alongside other investors; our investment advisory clients co-invested in three of these transactions. The other seventeen transactions were completed solely by SWK.

The table below provides an overview of our outstanding transactions as of March 31, 2018.

(in thousands, except rate and share data)

			Funded	GAAP		Revenue Recognized
Royalty Purchases and Financings	License Technology	Footnote	Amount	Balance	Rate	Q1
Besivance®	Ophthalmic antibiotic		$6,000	$2,640	N/A	$125
Cambia®	NSAID migraine treatment	(1)	8,500	6,649	N/A	394
Forfivo XL®	Depressive disorder treatment		6,000	4,841	N/A	288
Narcan®	Opioid overdose treatment		17,500	707	N/A	1,376
Secured Royalty Financing (Marketable Investment)	Women’s health	(2)	3,000	581	11.5%	—
Tissue Regeneration Therapeutics	Umbilical cord banking		3,250	3,291	N/A	132
23

							Revenue
				Maturity	GAAP		Recognized
Term Loans	Type	Footnote	Principal	Date	Balance	Rate	Q1
ABT Molecular Imaging	First Lien	(2), (3)	$8,283	06/30/16	$8,283	7.0%	$139
ABT Molecular Imaging	Second Lien Royalty	(2), (3)	3,285	10/08/21	3,285	N/A	—
B&D Dental Corporation	First Lien	(2), (4)	8,148	12/10/18	8,117	14.0%	—
B&D Dental Corporation	First Lien Equipment Loan		63	03/28/20	63	16.0%	3
CeloNova BioSciences, Inc.	First Lien		7,629	07/31/21	7,531	13.0%	252
DxTerity Diagnostics, Inc.	First Lien		9,266	04/06/21	9,309	14.0%	368
EyePoint Pharmaceuticals, Inc.	First Lien		15,000	03/27/23	14,443	12.0%	23
Hooper Holmes, Inc.	First Lien	(5)	8,250	05/11/21	7,517	14.0%	153
Hooper Holmes, Inc.	Revolving	(5)	—	05/11/21	—	14.0%	12
Imprimis Pharmaceuticals, Inc.	First Lien		9,720	07/19/21	9,237	12.0%	348
Keystone Dental, Inc.	First Lien		20,000	05/23/21	19,940	13.0%	757
OraMetrix, Inc.	First Lien	(6)	8,500	12/15/21	8,487	12.0%	293
Parnell Pharmaceuticals	First Lien		13,500	11/22/20	15,568	13.0%	910
Solsys Medical LLC (formerly Soluble Systems)	First Lien		15,096	10/26/22	15,145	13.0%	481
Tenex Health, Inc.	First Lien		6,472	07/01/21	6,502	12.0%	211
Thermedx, LLC	First Lien		3,500	05/05/21	4,132	N/A	396
Veru, Inc.	Synthetic Royalty		10,000	03/05/25	10,156	N/A	156
24

		Funded	GAAP	Change in Fair Value
Equity Securities	Footnote	Amount	Balance	Q1
Cancer Genetics (Common Stock)		—	1,091	$(133)
Hooper Holmes, Inc. (Common Stock)		—	41	9

		Number of	Exercise Price per	GAAP	Change in Fair Value
Warrants to Purchase Stock	Footnote	Shares	Share	Balance	Q1
ABT Molecular Imaging	(2), (3)	5,000,000	0.20	$—	$—
B&D Dental Corporation	(2), (4)	225	0.01	—	—
CeloNova BioSciences, Inc.		TBD	0.01	—	—
DxTerity Diagnostics		420,673	2.08	—	—
EyePoint Pharmaceuticals, Inc.		409,091	1.10	302	43
Hooper Holmes, Inc.	(5)	1,317,289	0.84	505	173
Hooper Holmes, Inc.	(5)	450,000	0.80	176	59
Imprimis Pharmaceuticals, Inc.		373,847	2.08	434	12
Keystone Dental, Inc.		793,651	1.26	—	—
OraMetrix, Inc.	(6)	690,496	0.62	—	—
Solsys Medical LLC (formerly Soluble Systems)		1,209,068	0.99	—	—
Solsys Medical LLC (formerly Soluble Systems)		2,284,793	0.89	—	—
Tenex Health, Inc.		2,693,878	0.37	—	—
Tribute Pharmaceuticals Canada, Inc.		1,843,016	Various	102	(13)

		Revenue
	Assets	Q1
Total Finance Receivables	$165,843	$6,817
Total Marketable Securities	1,713	—
Total Net Investment in Unconsolidated Entity	—	—
Fair Value of Warrant Assets	1,519	—
Total Assets/Revenues	$169,075	$6,817

(1)	Provision for credit losses of $1,179 was recognized during Q1 2018.
(2)	Investment on nonaccrual.
(3)	December 2015 synthetic royalty payment to us was blocked by first lien lender; we purchased senior first lien credit facility at par in February 2016. An impairment charge of $7,638 was recognized on the second lien during 2017. Interest is being paid current on the first lien credit facility; first lien credit facility maturity date has not been extended. ABT is evaluating strategic alternatives for the business. Both credit facilities are in default.
(4)	In the aggregate, executed eight amendments to the loan to advance additional $2,148 during 2015 and 2016. B&D is evaluating strategic alternatives for the business. The loan is currently in default.
(5)	Seasonal working capital facility was terminated on January 31, 2018 via the terms of the credit agreement. Term loan is on nonaccrual after Hooper missing the scheduled principal payment of $250 in March 2018. Hooper has engaged financial advisors to evaluate strategic alternatives pursuant to a forebearance agreement signed between SWK and Hooper. The loan is currently in default.
(6)	OraMetrix repaid the term loan on May 1, 2018, in conjunction with its sale to Dentsply Sirona, Inc.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended March 31, 2018 and 2017 (in millions)

	Three Months Ended March 31,
	2018	2017	Change
Revenues	$6.8	14.9	$(8.1)
Provision for credit losses	1.2	—	1.2
General and administrative	1.2	0.7	0.5
Other income (expense), net	0.2	(0.2)	0.4
Provision for income taxes	1.0	3.7	(2.7)
Consolidated net income	3.6	10.3	(6.7)

Revenues

We generated revenues of $6.8 million for the three months ended March 31, 2018, driven primarily by $6.8 million in interest and fees earned on our finance receivables. We generated revenues of $14.9 million for the three months ended March 31, 2017, driven primarily by $4.7 million in interest and fees earned on our finance receivables and $10.2 million in income related to our investment in an unconsolidated partnership. The decrease in revenue is primarily due to a $10.2 million decrease in income from our investment in an unconsolidated entity, which on February 23, 2017 sold its U.S. marketing rights to its underlying intellectual property (please refer to Item 1. Financial Statements, Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Holmdel transaction). This was offset by a $2.2 million increase in interest and fees earned on new and existing finance receivables, including a $0.7 million increase in royalty revenue on our Narcan® investment. Royalty revenue from our Narcan® investment will be substantially less going forward, as we reached the 1.5x cash on cash royalty cap during the three months ended March 31, 2018.

Provision for Credit Losses

We recognized an allowance for credit loss on a royalty purchase of $1.2 million during the three months ended March 31, 2018. We did not recognize an allowance for credit losses during the three months ended March 31, 2017.

Please refer to Item 1. Financial Statements, Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding the provision for credit loss recognized during the three months ended March 31, 2018.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $1.2 million for the three months ended March 31, 2018 from $0.7 million for the three months ended March 31, 2017, which was primarily due to an increase in the performance-based bonus accrual.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2018 reflected a net fair market value gain of $0.3 million on our warrant derivatives and a net fair market value loss of $(0.1) million on our equity securities.

Other income (expense), net for the three months ended March 31, 2017 reflected a net fair market value loss of $(0.5) million on our warrant derivatives and a $0.2 million realized gain on the sale of equity securities.

Income Tax Provision

We recognized $1.0 million of deferred income tax expense for the three months ended March 31, 2018. We recognized $3.7 million deferred income tax expense for the three months ended March 31, 2017. The decrease in deferred income tax expense was primarily due to a reduction in net income, coupled with a change in the federal statutory tax rate signed into law on December 22, 2017. The new legislation decreased the U.S. corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018.

Liquidity and Capital Resources

As of March 31, 2018, we had $21.5 million in cash and cash equivalents, compared to $30.6 million in cash and cash equivalents as of December 31, 2017. The primary driver of the net decrease in our cash balance was new and add-on investment funding of $29.3 million, offset by interest and fee payments of $15.0 million earned on our finance receivables, including $13.7 million of royalty-related receipts from our Narcan® investment.

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

As of March 31, 2018, our portfolio contains $165.8 million of finance receivables and $1.7 million of marketable investments. We expect these assets to generate positive cash flows in 2018. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2018.

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

As of March 31, 2018, our unfunded commitments were as follows (in millions):

CeloNova BioSciences, Inc.	$5.0
EyePoint Pharmaceuticals, Inc.	5.0
Tenex Health, Inc.	2.0
Veru, Inc.	2.0
Total unfunded commitments	$14.0

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2018, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at March 31, 2018 approximated its carrying value.

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

If we borrow funds to make additional investments, our income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our income, especially to the extent we continue to hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the three months ended March 31, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 29, 2018. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS

				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2018.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
33