Form 10-Q
period 2018-06-30
SWK Holdings Corp
filed 2018-08-10
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 10, 2018, there were 13,063,862 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended June 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$21,281	$30,557
Accounts receivable	1,584	1,637
Finance receivables, net	170,661	151,995
Marketable investments	1,152	1,856
Deferred tax asset	20,630	22,725
Warrant assets	1,349	987
Other assets	659	126
Total assets	$217,316	$209,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,506	$1,840
Revolving credit facility	370	—
Warrant liability	36	91
Total liabilities	1,912	1,931

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized;13,063,915 and 13,053,422 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	13	13
Additional paid-in capital	4,433,729	4,433,589
Accumulated deficit	(4,218,338)	(4,225,863)
Accumulated other comprehensive income	—	213
Total SWK Holdings Corporation stockholders’ equity	215,404	207,952
Non-controlling interests in consolidated entity	—	—
Total stockholders’ equity	215,404	207,952
Total liabilities and stockholders’ equity	$217,316	$209,883

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Finance receivable interest income, including fees	$6,764	$5,734	$13,581	$10,390
Income related to investments in unconsolidated entity	—	335	—	10,539
Other	3	5	7	9
Total revenues	6,767	6,074	13,588	20,938
Costs and expenses:
Provision for credit losses	—	—	1,179	—
General and administrative	1,178	951	2,399	1,612
Total costs and expenses	1,178	951	3,578	1,612
Other income (expense), net
Unrealized net gain (loss) on derivatives	(238)	(143)	61	(614)
Unrealized net loss on equity securities	(541)	—	(664)	—
Gain on sale of marketable securities	—	—	—	243
Income before provision for income taxes	4,810	4,980	9,407	18,955
Provision for income taxes	1,142	1,400	2,095	5,106
Consolidated net income	3,668	3,580	7,312	13,849
Net income attributable to non-controlling interests	—	171	—	5,204

Net income attributable to SWK Holdings Corporation stockholders	$3,668	$3,409	$7,312	$8,645
Net income per share attributable to SWK Holdings Corporation stockholders:
Basic	$0.28	$0.26	$0.56	$0.66
Diluted	$0.28	$0.26	$0.56	$0.66
Weighted Average Shares
Basic	13,059	13,038	13,056	13,035
Diluted	13,063	13,042	13,060	13,038

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated net income	$3,668	$3,580	$7,312	$13,849
Other comprehensive income, net of tax
Unrealized gains (losses) on investment in securities
Change in fair value of securities	—	(109)	—	1,711
Total other comprehensive income (loss)	—	(109)	—	1,711
Comprehensive income	3,668	3,471	7,312	15,560

Comprehensive income attributable to non-controlling interests	—	171	—	5,204
Comprehensive income attributable to SWK Holdings Corporation stockholders	$3,668	$3,300	$7,312	$10,356

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$7,312	$13,849
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investment in unconsolidated entity	—	(10,539)
Provision for loan credit losses	1,179	—
Deferred income taxes	2,095	5,106
Change in fair value of warrants	(61)	614
Change in fair value of equity securities	664	—
Gain on sale of equity securities	—	(243)
Loan discount amortization and fee accretion	(1,727)	(1,622)
Interest paid-in-kind	(96)	(807)
Stock-based compensation	140	157
Interest income in excess of cash received	(125)	—
Other	8	9
Changes in operating assets and liabilities:
Accounts receivable	53	(316)
Other assets	(19)	(65)
Accounts payable and other liabilities	(334)	(91)
Net cash provided by operating activities	9,089	6,052

Cash flows from investing activities:
Cash distributions from investment in unconsolidated entity	—	17,524
Proceeds from sale of available-for-sale marketable securities	—	345
Investment in finance receivables	(46,710)	(11,012)
Repayment of finance receivables	28,458	261
Marketable investment principal payment	39	54
Other	(4)	(11)
Net cash (used in) provided by investing activities	(18,217)	7,161

Cash flows from financing activities:
Debt issuance costs	(148)	—
Distribution to non-controlling interests	—	(8,960)
Net cash used in financing activities	(148)	(8,960)

Net (decrease) increase in cash and cash equivalents	(9,276)	4,253
Cash and cash equivalents at beginning of period	30,557	32,182
Cash and cash equivalents at end of period	$21,281	$36,435

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. The Company’s strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. The Company is primarily focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. The Company has been deploying its assets to earn interest, fees, and other income pursuant to this strategy, and the Company continues to identify and review financing and similar opportunities on an ongoing basis. In addition, through the Company’s wholly-owned subsidiary, SWK Advisors LLC, the Company provides non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. The Company intends to fund transactions through its own working capital, and its revolving credit facility, as well as by building its asset management business by raising additional third-party capital to be invested alongside the Company’s capital.

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

As of August 10, 2018, the Company and its partners have executed transactions with 30 different parties under its specialty finance strategy, funding an aggregate $445 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard adds an impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of losses. The ASU describes the impairment allowance as a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down, which will allow an entity the ability to record reversals of credit losses in current period net income. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The Company is currently evaluating the new guidance but believes it is likely to incur more upfront provisions on its portfolio under the new CECL model.

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

The following table shows the computation of basic and diluted income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to SWK Holdings Corporation stockholders	$3,668	$3,409	$7,312	$8,645

Denominator:
Weighted-average shares outstanding	13,059	13,038	13,056	13,035
Effect of dilutive securities	4	4	4	3
Weighted-average diluted shares	13,063	13,042	13,060	13,038

Basic income per share attributable to SWK Holdings Corporation stockholders	$0.28	$0.26	$0.56	$0.66
Diluted income per share attributable to SWK Holdings Corporation stockholders	$0.28	$0.26	$0.56	$0.66

For the three months ended June 30, 2018 and 2017, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 272,000 and 287,000, respectively, have been excluded from the calculation of diluted income per share as all such securities were anti-dilutive. For the six months ended June 30, 2018 and 2017, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 287,000, and 343,000, respectively, have been excluded from the calculation of diluted income per share as all such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

	June 30,	December 31,
Portfolio	2018	2017
Term loans	$144,857	$118,533
Royalty purchases	28,642	35,121
Total before allowance for credit losses	173,499	153,654
Allowance for credit losses	(2,838)	(1,659)
Total carrying value	$170,661	$151,995

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

The Company individually develops the allowance for credit losses for any identified impaired loans. In developing the allowance for credit losses, the Company considers, among other things, the following credit quality indicators:

▪	business characteristics and financial conditions of obligors;
▪	current economic conditions and trends;
▪	actual charge-off experience;
▪	current delinquency levels;
8

▪	value of underlying collateral and guarantees;
▪	regulatory environment; and
▪	any other relevant factors predicting investment recovery.

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	June 30, 2018			December 31, 2017
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$32,212	$112,645	$144,857	$11,402	$107,131	$118,533
Royalty purchases, net of credit loss allowance	—	25,804	25,804	—	33,462	33,462
Total carrying value	$32,212	$138,449	$170,661	$11,402	$140,593	$151,995

As of June 30, 2018 and December 31, 2017, the Company had four term loans associated with three portfolio companies in nonaccrual status with a carrying value, net of credit loss allowance, of $32.2 million and $11.4 million, respectively. The Company collected $0.6 million on one nonaccrual loan during the six months ended June 30, 2018. Of the four nonaccrual term loans as of June 30, 2018, only one loan is deemed to be impaired. (Please see ABT Molecular Imaging, Inc., B&D Dental Corporation, and Hooper Holmes, Inc. below for further details regarding nonaccrual term loans.)

Term Loans

ABT Molecular Imaging, Inc. (“ABT”)

On October 10, 2014, the Company entered into a credit agreement pursuant to which the Company provided ABT a second lien term loan in the principal amount of $10.0 million. The loan was scheduled to mature on October 8, 2021. The synthetic royalty payment due to the Company on December 15, 2015 was blocked by ABT’s first lien lender pursuant to the terms of the intercreditor agreement by and between the Company and the first lien lender as a result of a forbearance agreement entered into between ABT and the first lien lender. Under the terms of the forbearance agreement, the first lien lender deferred principal payments until maturity of the first lien in March 2016 and ABT raised additional equity capital.

In February 2016, ABT violated the terms of the forbearance agreement with the first lien lender. In order to control the workout of the default under the first lien loan and prevent the equity sponsors from taking control of the first lien term loan, the Company purchased from an unrelated party the first lien term loan at par for a purchase price of $0.7 million. The equity sponsors funded cash shortfalls into the second quarter of 2016. Since 2016, the Company has entered into additional amendments to the first lien term loan to provide for an additional $9.3 million of liquidity under the first lien credit agreement. The Company continues to work with ABT and its advisors to evaluate strategic options, including a potential sale of ABT. The Company recorded an impairment loss of $7.6 million as of December 31, 2017.

On June 13, 2018, ABT filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") in order to implement a restructuring that will entail either a sale of substantially all of ABT's assets under section 363 of the bankruptcy code or confirmation of a plan that will convert a portion of the Company's outstanding secured indebtedness into 100 percent of the equity of reorganized ABT. The Company agreed to provide ABT up to $1.65 million of secured, debtor-in-possession financing to support ABT's proposed bankruptcy restructuring. The Bankruptcy Court has set the following deadlines relating to ABT's proposed 363 sale process: August 13, 2018 as the date sale bids are due, August 16, 2018 as the date for any sale auction, August 17, 2018 as the date for a Bankruptcy Court hearing to approve a sale to the winning bidder, and August 20, 2018 for the closing date of the proposed sale. However, such deadlines may be subject to revision or modification in accordance with the sale procedures adopted by the Bankruptcy Court. The minimum bid to participate in ABT's proposed 363 sale is $5.3 million in cash. While several parties continue to conduct due diligence on ABT, it is uncertain if any party would participate in the sale or related auction for substantially all of ABT’s assets. In the event no sale bid is received in excess of $5.3 million prior to the bid deadline set forth above, ABT has indicated that it intends to proceed with a plan of reorganization whereby the Company will exchange a to be determined portion of its prepetition debt advanced to ABT into 100 percent ownership of reorganized ABT's equity, and ABT will become a wholly-owned subsidiary of SWK.

The Company believes that its current collateral position is greater than the recorded investment in the loan as of June 30, 2018, though the Company's ultimate collateral position may require re-evaluation following the conclusion of ABT's bankruptcy sale process. The Company considered several factors in its collateral position assessment, including an independent third-party valuation and developments in ABT's business and industry.

B&D Dental Corporation (“B&D”)

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60,000. The loan was scheduled to mature on December 10, 2018. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of June 30, 2018, the total amount funded was $8.1 million. B&D is currently evaluating strategic options, including a potential sale of the business.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During the first and fourth quarters of 2016, the Company executed two additional amendments to the loan to advance an additional $0.5 million in order to directly pay critical vendors and protect the value of the collateral. The Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of June 30, 2018. The Company considered several factors in this determination, including an independent third-party valuation and developments in B&D’s business and industry.

Hooper Holmes, Inc. (“Hooper”)

On May 12, 2017, the Company provided a $6.5 million term loan to Hooper to support its merger with Provant Health Solutions, LLC. On August 8, 2017, the Company provided an additional $2.0 million term loan with terms similar to the original term loan. The $2.0 million August term loan was scheduled to mature on February 1, 2018. In late January, Hooper informed the Company of tight liquidity and that it was unable to repay the full $2.0 million; thus, the Company agreed to extend the maturity for twelve weeks to April 30, 2018 in exchange for a partial repayment of $0.3 million on February 1, 2018 and an additional $0.3 million on March 15, 2018. However, in mid- March, Hooper informed the Company that it was unable to repay the $0.3 million that was due on March 15, 2018. The Company required Hooper to retain financial advisors to evaluate strategic options, which includes the potential sale of the business.

On May 8, 2018, the Company entered into an amendment and limited forbearance agreement whereby the Company advanced Hooper an additional $1.5 million term loan to fund working capital shortfalls. On May 31, 3018, the Company entered into an amendment and limited forbearance agreement to provide up to an additional $5.0 million term loan, funded pursuant to a weekly cash flow forecast. The $5.0 million was full advanced by July 31, 2018. Under the May 31, 2018 amendment, Hooper was required to continue retaining its financial adviser and to sell itself as imminently as reasonably possible; the sale process is currently ongoing. Hooper will require additional working capital to complete the sale process. The forbearance period expires on August 31, 2018. The Company has placed Hooper on nonaccrual but believes its collateral position is greater than the unpaid balance; thus, an allowance has not been recorded as of June 30, 2018.

Royalty Purchases

Cambia®

On July 31, 2014, the Company purchased a 25 percent royalty on sales of Cambia® from royalty holder, APR Applied Pharma Research S.A. (“APR”), for $4.0 million. On December 2, 2015, the Company purchased a second 25 percent royalty on sales of Cambia® for $4.5 million in Canada. In the U.S., Cambia® is marketed by DepoMed, Inc. (“DepoMed”) while the product is marketed by Aralez Pharmaceuticals, Inc. As disclosed by DepoMed, Cambia® prescription trends decelerated in 2017, and while they have begun to stabilize, they are not growing in line with the Company’s original forecast. During the three months ended March 31, 2018, the Company reduced its expectations for future royalty receipts and recognized an allowance for credit loss on the royalty purchase of $1.2 million.

Note 4. Marketable Investments

Investments in marketable securities at June 30, 2018 and December 31, 2017 consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Corporate debt securities	$561	$600
Equity securities	591	1,256
Total	$1,152	$1,856

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of June 30, 2018 and December 31, 2017, are as follows (in thousands):

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$561	$—	$—	$561

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$600	$—	$—	$600
11

The following table presents the proceeds from sales, realized gains and gross unrealized losses for equity securities that were sold during the following periods, as well as changes in fair value of equity securities as prescribed by ASC 321, “Investment - Equity Securities.” ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” was adopted on January 1, 2018, at which time a cumulative effect adjustment of $213,000 was recorded to reclassify the amount of accumulated unrealized gains related to equity securities from accumulated other comprehensive income to retained earnings (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Proceeds from sale of equity securities	$—	$—	$—	$345
Realized gain on sale of equity securities	—	—	—	243
Unrealized net loss on equity securities reflected in the Consolidated Statement of Operations	(541)	—	(664)	—

Equity securities with unrealized losses, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

June 30, 2018	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$588	$(405)	$3	$(147)	$591	$(552)

December 31, 2017	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$—	$—	$33	$(117)	$33	$(117)

Equity Securities

The Company’s equity securities include 661,076 shares of Cancer Genetics common stock and 77,922 shares of Hooper common stock. During the six months ended June 30, 2017, the Company sold 75,000 shares of Cancer Genetics common stock, which resulted in a realized gain of $0.2 million. As of June 30, 2018, the Cancer Genetics and Hooper equity securities are reflected at fair value of $0.6 million and $3,000 respectively.

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

The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the six months ended June 30, 2018 was $39,000, which was credited to the notes’ carrying value. As of June 30, 2018, the notes are reflected at their estimated fair value of $0.6 million.

Note 5. Revolving Credit Facility

On June 29, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with State Bank and Trust Company as a lender and the administrative agent (“State Bank”) pursuant to which State Bank will provide the Company with up to a $20 million revolving senior secured credit facility, which the Company can draw down and repay until maturity, subject to borrowing base eligibility. The Loan Agreement matures on June 29, 2021.

The Loan Agreement accrues interest at the Daily LIBOR Rate, with a floor of 1.00 percent, plus a 3.25 percent margin and principal is repayable in full at maturity. Interest is generally required to be paid monthly in arrears. The Loan Agreement requires the payment of an unused line fee of 0.50 percent, which will be recorded as interest expense. The Company paid $0.5 million in fees at closing, which have been capitalized as deferred financing costs and will be amortized on a straight-line basis over the term of the Loan Agreement.

The Loan Agreement has an advance rate against the Company’s finance receivables portfolio, including 85 percent against senior first lien loans, 70 percent against second lien loans and 50 percent against royalty receivables, subject to certain eligibility requirements as defined in the Loan Agreement. The Loan Agreement contains certain affirmative and negative covenants including a minimum asset coverage and minimum interest coverage ratios.

As of June 30, 2018, $0.4 million was outstanding under the Loan Agreement and $19.6 million was available for borrowing.

Note 6. Variable Interest Entities

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

Unconsolidated VIE

For the three and six months ended June 30, 2018, the Company did not recognize any income related to this entity accounted for under the equity method, nor did the Company receive any cash distributions. For the three and six months ended June 30, 2017, the Company recognized $0.3 million and $10.5 million, respectively, of equity method gains. For the three and six months ended June 30, 2018, the amount of equity method gains attributable to the non-controlling interest in SWK HP were $0.2 million and $5.2 million, respectively.

Note 7. Related Party Transactions

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

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the consolidated balance sheets. The Company recorded a nominal gain for the three and six months ended June 30, 2018. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2018	December 31, 2017
Dividend rate	—	—
Risk-free rate	2.5%	2.0%
Expected life (years)	2.2	2.7
Expected volatility	19.6%	21.9%

The changes on the value of the warrant liability during the six months ended June 30, 2018 were as follows (in thousands):

Fair value – December 31, 2017	$91
Issuances	—
Changes in fair value	(55)
Fair value – June 30, 2018	$36

Note 8. Stockholders’ Equity

Stock Compensation Plans

During the six months ended June 30, 2018 and 2017, the Board approved compensation for Board services by granting 10,493 and 11,589 shares, respectively, of common stock as compensation for the non-employee directors. During both the six months ended June 30, 2018 and 2017, the Company recorded approximately $0.1 million in Board compensation expense. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for both of the six months ended June 30, 2018 and 2017 was $0.1 million.

Non-controlling Interests

As discussed in Note 6, SWK HP had a limited partnership interest in Holmdel. There has been no change to the carrying amount of the non-controlling interest since December 31, 2017.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the six months ended June 30, 2018.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$1,349	$—	$—	$1,349
Marketable investments	1,152	591	—	561

Financial Liabilities:
Warrant liability	$36	$—	$—	$36

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$987	$—	$—	$987
Marketable investments	1,856	1,256	—	600

Financial Liabilities:
Warrant liability	$91	$—	$—	$91

The changes on the value of the warrant assets during the six months ended June 30, 2018 were as follows (in thousands):

Fair value – December 31, 2017	$987
Issued	355
Canceled	—
Change in fair value	7
Fair value – June 30, 2018	$1,349
16

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

	June 30, 2018	December 31, 2017
Dividend rate range	—	—
Risk-free rate range	2.5% - 2.8%	2.0% to 2.3%
Expected life (years) range	2.1 - 7.0	2.6 to 6.6
Expected volatility range	65.1% - 189.1%	72.5% to 95.7%

The following table presents the financial assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2018
Impaired loans	$12,269	$—	$—	$12,269
December 31, 2017
Impaired loans	$6,087	$—	$—	$6,087

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in unconsolidated entity.

As of June 30, 2018 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$21,281	$21,281	$21,281	$—	$—
Finance receivables	170,661	170,661	—	—	170,661
Marketable investments	1,152	1,152	591	—	561
Warrant assets	1,349	1,349	—	—	1,349

Financial Liabilities
Warrant liability	$36	$36	$—	$—	$36
17

As of December 31, 2017 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$30,557	$30,557	$30,557	$—	$—
Finance receivables	151,995	151,995	—	—	151,995
Marketable investments	1,856	1,856	1,256	—	600
Warrant assets	987	987	—	—	987

Financial Liabilities
Warrant liability	$91	$91	$—	$—	$91

Note 10. Subsequent Events

Epica International, Inc.

On July 25, 2018, SWK Funding LLC, a wholly-owned subsidiary of the Company (“SWK Funding”), entered into a credit agreement pursuant to which the Company provided to Epica International, Inc. (“Epica”) a term loan in the maximum principal amount of $14.0 million. The Company funded $12.2 million at closing. The loan matures on July 23, 2023. The loan bears interest at the greater of (a) three-month LIBOR and (b) 2.25 percent, plus a margin of 8.25 percent, payable in cash, quarterly in arrears, beginning on November 15, 2018. In connection with the loan, the Company also received a warrant to purchase shares of Epica common stock with the number of shares and strike price to be determined upon a future equity raise.

Parnell Pharmaceuticals, Inc.

On July 30, 2018, Parnell Pharmaceuticals, Inc. retired its credit facility with SWK Funding. SWK Funding received approximately $16.4 million at pay-off, which included accrued interest and exit fees.

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

The majority of our transactions are structured similarly to factoring transactions whereby we provide capital in exchange for an interest in an existing revenue stream. We do not anticipate providing capital in situations prior to the commercialization of a product. The existing revenue stream can take several forms, but is most commonly either a royalty derived from the sales of a life science product (1) from the marketing efforts of a third party, such as a royalty paid to an inventor on the sales of a medicine, or (2) from the marketing efforts of a partner company, such as a medical device company that directly sells its own products. Our structured debt investments may include warrants or other features, giving us the potential to realize enhanced returns on a portion of our portfolio. Capital that we provide directly to our partners is generally used for growth and general working capital purposes, as well as for acquisitions or recapitalizations in select cases. We generally fund the full amount of transactions up to $20 million through our working capital and from our revolving credit faculty.

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

As of August 10, 2018, we have executed 30 transactions, deploying approximately $445 million, across a variety of opportunities. In counting our transactions, we generally consider a series of transactions with one partner company as a single transaction. In eleven of the transactions, we participated alongside other investors; our investment advisory clients co-invested in three of these transactions. The other nineteen transactions were completed solely by SWK.

The table below provides an overview of our outstanding transactions as of June 30, 2018 (in thousands, except rate and share data):

Royalty Purchases and Financings	License Technology	Footnote	Funded Amount	GAAP Balance	Rate	Revenue Recognized
						YTD	Q2
Beleodaq®	Oncology treatment		$7,600	$7,656	N/A	$—	$—
Besivance®	Ophthalmic antibiotic		6,000	2,493	N/A	150	25
Cambia®	NSAID migraine treatment	(1)	8,500	6,491	N/A	533	139
Forfivo XL®	Depressive disorder treatment		6,000	5,105	N/A	1,068	780
Narcan®	Opioid overdose treatment		17,500	712	N/A	1,573	197
Secured Royalty Financing (Marketable Investment)	Women’s health	(2)	3,000	561	11.5%	—	—
Tissue Regeneration Therapeutics	Umbilical cord banking		3,250	3,347	N/A	241	109

			Maturity		GAAP		Revenue Recognized
Term Loans	Type	Footnote	Date	Principal	Balance	Rate	YTD	Q2
ABT Molecular Imaging, Inc.	First Lien	(2), (3)	06/30/16	$9,683	$9,683	7.3%	$249	$110
ABT Molecular Imaging, Inc.	Second Lien Royalty	(2), (3)	10/08/21	3,285	3,285	N/A	—	—
B&D Dental Corporation	First Lien	(2), (4)	12/10/18	8,148	8,117	14.0%	—	—
B&D Dental Corporation	Equipment Loan		03/31/20	57	57	16.3%	6	3
CeloNova BioSciences, Inc.	First Lien		07/31/21	7,677	7,585	13.0%	509	257
DxTerity Diagnostics, Inc.	First Lien		04/07/21	9,266	9,368	13.3%	765	397
EyePoint Pharmaceuticals, Inc.	First Lien		03/27/23	19,850	19,255	12.0%	577	554
Hooper Holmes, Inc.	First Lien	(5)	05/11/21	11,860	11,127	17.3%	153	—
Hooper Holmes, Inc.	First Lien	(5)	05/11/21	—	—	13.5%	12	—
Imprimis Pharmaceuticals, Inc.	First Lien		07/19/21	9,720	9,295	12.0%	716	368
Keystone Dental, Inc.	First Lien		05/20/21	15,000	14,998	11.5%	1,452	695
OraMetrix, Inc.	First Lien	(6)	12/15/21	—	—	12.0%	1,048	755
Parnell Pharmaceuticals	First Lien	(7)	11/22/20	13,500	16,079	13.0%	1,865	955
Solsys Medical LLC (formerly Soluble Systems LLC)	First Lien		10/26/22	15,096	15,177	11.8%	985	504
Tenex Health, Inc.	First Lien		06/30/21	6,472	6,531	13.0%	472	261
Thermedx, LLC	First Lien		05/05/21	3,500	4,263	N/A	527	131
Veru, Inc.	Synthetic Royalty		03/05/25	10,000	10,037	N/A	680	524
20

		Funded	GAAP	Change in Fair Value
Equity Securities	Footnote	Amount	Balance	YTD	Q2
Cancer Genetics (Common Stock)		—	588	$(635)	$(502)
Hooper Holmes, Inc. (Common Stock)		—	3	(29)	(38)

		Number of	Exercise Price per	GAAP	Change in Fair Value
Warrants to Purchase Stock	Footnote	Shares	Share	Balance	YTD	Q2
ABT Molecular Imaging, Inc.	(2), (3)	5,000,000	0.20	$—	$—	$—
B&D Dental Corporation	(2), (4)	225	0.01	—	—	—
CeloNova BioSciences, Inc.		TBD	0.01	—	—	—
DxTerity Diagnostics, Inc.		686,058	2.08	—	—	—
EyePoint Pharmaceuticals, Inc. (Tranche 1)		409,091	1.10	639	381	338
EyePoint Pharmaceuticals, Inc. (Tranche 2)		77,721	1.93	108	10	10
Hooper Holmes, Inc. (SWK-3)	(5)	1,317,289	0.84	48	(283)	(456)
Hooper Holmes, Inc. (SWK-4)	(5)	450,000	0.80	17	(101)	(160)
Imprimis Pharmaceuticals, Inc.		373,847	2.08	515	93	81
Solsys Medical LLC (formerly Soluble Systems LLC)		1,209,068	0.99	—	—	—
Solsys Medical LLC (formerly Soluble Systems LLC)		2,284,793	0.89		—	—
Tenex Health, Inc.		2,693,878	0.37	—	—	—
Tribute Pharmaceuticals, Inc.		1,843,016	Various	22	(93)	(80)

		Revenue
	Assets	YTD	Q2
Total Finance Receivables	$170,661	$13,581	$6,764
Total Marketable Securities	1,152	—	—
Fair Value of Warrant Assets	1,349	—	—
Total Assets/Revenues	$173,162	$13,581	$6,764

(1)	Provision for credit losses of $1,179 was taken during 2018.
(2)	Investment on nonaccrual.
(3)

December 2015 synthetic royalty payment to us was blocked by first lien lender; we purchased senior first lien credit facility at par in February 2016. An impairment charge of $7,638 was recognized on the second lien during 2017. On June 13, 2018, ABT filed for Chapter 11 bankruptcy protection to facilitate its sale process. The auction bid date is August 13, 2018, and the auction will occur on August 16, 2018. Both credit facilities are in default.

(4)	In the aggregate, executed eight amendments to the loan to advance additional $2,148 during 2015 and 2016. B&D is evaluating strategic alternatives for the business. The loan is currently in default.
(5)	Seasonal working capital facility was terminated on January 31, 2018 via the terms of the credit agreement. Term loan is on nonaccrual after Hooper missing the scheduled principal payment of $250 in March 2018. Hooper has engaged financial advisors to sell the company pursuant to a forebearance agreement signed between SWK and Hooper. The loan is currently in default and is being charged the default rate of interest.
(6)	OraMetrix repaid the term loan on May 1, 2018, in conjunction with its sale to Dentsply Sirona, Inc.
(7)	Parnell repaid the term loan on July 30, 2018.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended June 30, 2018 and 2017 (in millions)

	Three Months Ended
	June 30,
	2018	2017	Change
Revenues	$6.8	$6.1	$0.7
General and administrative	1.2	1.0	0.2
Other expense, net	(0.8)	(0.1)	(0.7)
Provision for income taxes	1.1	1.4	(0.3)
Consolidated net income	3.7	3.6	0.1

Revenues

We generated revenues of $6.8 million for the three months ended June 30, 2018, which consisted of interest and fees earned on our finance receivables. We generated revenues of $6.1 million for the three months ended June 30, 2017, driven primarily by $5.7 million in interest and fees earned on our finance receivables. The increase in revenue is primarily due to a $1.0 million increase in interest and fees earned on new and existing finance receivables and a larger portfolio. Revenue also reflects a $0.6 million decrease in royalty revenue on our Narcan® investment. Royalty revenue from our Narcan® investment will be substantially less going forward, as we reached the 1.5x cash on cash royalty cap during the three months ended March 31, 2018. The increase is partially offset by a $0.3 million decrease in income from our investment in an unconsolidated entity, which sold its US marketing rights to its underlying intellectual property.

Provision for Credit Losses

We did not recognize an allowance for credit losses during the three months ended June 30, 2018 and 2017.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $1.2 million for the three months ended June 30, 2018 from $1.0 million for the three months ended June 30, 2017, which was primarily due to an increase in the performance-based bonus accrual payable to Company management and employees.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2018 and 2017, respectively, reflected a net fair market value loss of $(0.2) million and $(0.1) million on our warrant derivatives and a net fair market value loss of $(0.5) million and $0 on our equity securities.

Income Tax Provision

We recognized $1.1 million of deferred income tax expense for the three months ended June 30, 2018. We recognized $1.4 million deferred income tax expense for the three months ended June 30, 2017. The decrease in deferred income tax expense was primarily due to a reduction in the Federal statutory tax rate signed into law on December 22, 2017. The new legislation decreased the U.S. corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017 (in millions)

	Six Months Ended
	June 30,
	2018	2017	Change
Revenues	$13.6	$20.9	$(7.3)
Provision for credit losses	1.2	—	1.2
General and administrative	2.4	1.6	0.8
Other income (expense), net	(0.6)	(0.4)	(0.2)
Provision for income taxes	2.1	5.1	(3.0)
Consolidated net income	7.3	13.8	(6.5)

We generated revenues of $13.6 million for the six months ended June 30, 2018, which consisted of interest and fees earned on our finance receivables. We generated revenues of $20.9 million for the six months ended June 30, 2017, which consisted of $10.4 million in interest and fees earned on our finance receivables and $10.5 million in income related to our investment in an unconsolidated partnership. The decrease in revenue is primarily driven by the net proceeds received related to our investment in an unconsolidated entity, which on February 23, 2017 sold its U.S. marketing rights to its underlying intellectual property. Please refer to Part I. Financial Information, Item 1. Financial Statements, Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Holmdel transaction. The increase in interest and fees on our finance receivables is due to our increased portfolio size.

Provision for Credit Losses and Impairment Expense

We recognized an allowance for credit loss on a royalty purchase of $1.2 million during the six months ended June 30, 2018. We did not recognize any provision for credit losses or security impairment expenses during the six months ended June 30, 2017. Please refer to Item 1. Financial Statements, Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding the provision for credit loss recognized during the three months ended June 30, 2018.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $2.4 million for the six months ended June 30, 2018 from $1.6 million for the six months ended June 30, 2017, which was primarily due to an increase in the performance-based bonus accrual payable to Company management and employees.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2018 reflected a nominal net fair market value gain on our warrant derivatives and a net fair market value loss of $(0.7) million on our equity securities.

Other income (expense) for the six months ended June 30, 2017, reflected a net fair market value loss of $(0.6) million on our warrant derivatives and a $0.2 million realized gain on the sale of available-for-sale equity securities.

Income Tax Provision

As of June 30, 2018, we had NOLs for federal income tax purposes of $366.0 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority expiring by 2021. We recognized $2.1 million of deferred income tax expense for the six months ended June 30, 2018. We recognized $5.1 million of deferred income tax expense for the six months ended June 30, 2017. The decrease in deferred income tax expense was primarily due to a reduction in net income, coupled with a change in the Federal statutory tax rate signed into law on December 22, 2017. The new legislation decreased the U.S. corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had $21.3 million in cash and cash equivalents, compared to $30.6 million in cash and cash equivalents as of December 31, 2017. The primary driver of the net decrease in our cash balance was new and add-on investment funding of $46.7 million, partially offset by interest and fee payments of $28.5 million earned on our finance receivables, including $13.7 million of royalty-related receipts from our Narcan® investment.

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

As of June 30, 2018, our portfolio contains $170.7 million of finance receivables and $1.2 million of marketable investments. We expect these assets to generate positive cash flows in 2018. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2018.

We entered into a $20 million revolving credit facility in June 2018. We intend to borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. The total undrawn amount of the credit facility as of June 30, 2018 was $19.6 million.

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

As of June 30, 2018, our unfunded commitments were as follows (in millions):

CeloNova BioSciences, Inc.	$5.0
Hooper Holmes, Inc.	2.9
Tenex Health, Inc.	2.0
Veru, Inc.	2.0
Total unfunded commitments	$11.9

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2018, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at June 30, 2018 approximated its carrying value.

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

We recently closed on a revolving credit facility. As we borrow funds to make additional investments, our income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our income, especially to the extent we continue to hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the six months ended June 30, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2018.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
29