Form 10-Q
period 2018-09-30
SWK Holdings Corp
filed 2018-11-09
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of November 9, 2018, there were 13,068,766 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended September 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$19,214	$30,557
Accounts receivable	1,864	1,637
Finance receivables, net	165,585	151,995
Marketable investments	1,233	1,856
Deferred tax asset	22,327	22,725
Warrant assets	2,064	987
Other assets	858	126
Total assets	$213,145	$209,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$3,386	$1,840
Warrant liability	15	91
Total liabilities	3,401	1,931

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,068,819 and 13,053,422 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	13	13
Additional paid-in capital	4,433,785	4,433,589
Accumulated deficit	(4,224,054)	(4,225,863)
Accumulated other comprehensive income	—	213
Total SWK Holdings Corporation stockholders’ equity	209,744	207,952
Non-controlling interests in consolidated entity	—	—
Total stockholders’ equity	209,744	207,952
Total liabilities and stockholders’ equity	$213,145	$209,883

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Finance receivable interest income, including fees	$5,882	$5,423	$19,463	$15,813
Income related to investments in unconsolidated entity	—	—	—	10,539
Other	2	64	10	73
Total revenues	5,884	5,487	19,473	26,425
Costs and expenses:
Provision for credit losses	5,000	—	6,179	—
Impairment expense	7,799	—	7,799	—
General and administrative	1,330	1,484	3,729	3,096
Total costs and expenses	14,129	1,484	17,707	3,096
Other income (expense), net
Unrealized net gain (loss) on derivatives	819	(191)	881	(805)
Unrealized net gain (loss) on equity securities	100	—	(565)	—
Gain (loss) on sale (write off) of investments	(87)	—	(87)	243
Income (loss) before provision (benefit) for income taxes	(7,413)	3,812	1,995	22,767
Provision (benefit) for income taxes	(1,697)	1,054	399	6,160
Consolidated net income (loss)	(5,716)	2,758	1,596	16,607
Net income attributable to non-controlling interests	—	—	—	5,204
Net income (loss) attributable to SWK Holdings Corporation stockholders	$(5,716)	$2,758	$1,596	$11,403
Net income (loss) per share attributable to SWK Holdings Corporation stockholders:
Basic	$(0.44)	$0.21	$0.12	$0.87
Diluted	$(0.44)	$0.21	$0.12	$0.87
Weighted Average Shares
Basic	13,064	13,043	13,058	13,036
Diluted	13,064	13,047	13,062	13,040

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated net income (loss)	$(5,716)	$2,758	$1,596	$16,607
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment in securities
Change in fair value of securities	—	(836)	—	875
Total other comprehensive income (loss)	—	(836)	—	875
Comprehensive income (loss)	(5,716)	1,922	1,596	17,482
Comprehensive income attributable to non-controlling interests	—	—	—	5,204
Comprehensive income (loss) attributable to SWK Holdings Corporation stockholders	$(5,716)	$1,922	$1,596	$12,278

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$1,596	$16,607
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investment in unconsolidated entity	—	(10,539)
Provision for loan credit losses	6,179	—
Impairment expense	7,799	—
Deferred income taxes	399	6,160
Change in fair value of warrants	(881)	805
Change in fair value of equity securities	565	—
Gain (loss) on sale (write off) of investments	87	(243)
Loan discount amortization and fee accretion	(18)	(2,260)
Interest paid-in-kind	(144)	(1,330)
Stock-based compensation	196	222
Interest income in excess of cash received	(186)	(92)
Other	12	13
Changes in operating assets and liabilities:
Accounts receivable	(227)	(544)
Other assets	15	(26)
Accounts payable and other liabilities	(426)	810
Net cash provided by operating activities	14,966	9,583

Cash flows from investing activities:
Cash distributions from investment in unconsolidated entity	—	17,524
Proceeds from sale of available-for-sale marketable securities	—	345
Investment in finance receivables	(68,390)	(36,482)
Repayment of finance receivables	42,542	1,718
Marketable investment principal payment	55	76
Other	(8)	(11)
Net cash used in investing activities	(25,801)	(16,830)

Cash flows from financing activities:
Debt issuance costs	(508)	—
Distribution to non-controlling interests	—	(8,960)
Net cash used in financing activities	(508)	(8,960)

Net decrease in cash and cash equivalents	(11,343)	(16,207)
Cash and cash equivalents at beginning of period	30,557	32,182
Cash and cash equivalents at end of period	$19,214	$15,975

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

As of November 8, 2018, the Company and its partners have executed transactions with 31 different parties under its specialty finance strategy, funding an aggregate $460 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 updates the fair value measurement disclosure requirements by (i) eliminating certain requirements, including disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, (ii) modifying certain requirements, including clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and (iii) adding certain requirements, including disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted for any eliminated or modified disclosures. The Company is currently evaluating the new guidance but believes it will not have a material impact on its consolidated financial statements, as the Company has had no historical transfers between hierarchies and assets currently measured under the Level 3 fair value hierarchy is minimal.

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

Note 2. Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock, and when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted income (loss) per share for the following periods (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to SWK Holdings Corporation stockholders	$(5,716)	$2,758	$1,596	$11,403

Denominator:
Weighted-average shares outstanding	13,064	13,043	13,058	13,036
Effect of dilutive securities	—	4	4	4
Weighted-average diluted shares	13,064	13,047	13,062	13,040

Basic income (loss) per share attributable to SWK Holdings Corporation stockholders	$(0.44)	$0.21	$0.12	$0.87
Diluted income (loss) per share attributable to SWK Holdings Corporation stockholders	$(0.44)	$0.21	$0.12	$0.87

For the three months ended September 30, 2018 and 2017, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 290,000 and 287,000, respectively, have been excluded from the calculation of diluted income (loss) per share as all such securities were anti-dilutive. For the nine months ended September 30, 2018 and 2017, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 271,000 and 324,000, respectively, have been excluded from the calculation of diluted income per share as all such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

Portfolio	September 30, 2018	December 31, 2017
Term loans	$145,295	$118,533
Royalty purchases	28,128	35,121
Total before allowance for credit losses	173,423	153,654
Allowance for credit losses	(7,838)	(1,659)
Total carrying value	$165,585	$151,995

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

•     regulatory environment; and

•     any other relevant factors predicting investment recovery.

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	September 30, 2018			December 31, 2017
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$29,469	$110,826	$140,295	$11,402	$107,131	$118,533
Royalty purchases, net of credit loss allowance	—	25,290	25,290	—	33,462	33,462
Total carrying value	$29,469	$136,116	$165,585	$11,402	$140,593	$151,995

As of September 30, 2018 and December 31, 2017, the Company had three term loans associated with three portfolio companies in nonaccrual status with a carrying value, net of impairment and provision for credit loss allowance, of $29.5 million and $11.4 million, respectively. The Company collected $0.6 million on one nonaccrual loan during the nine months ended September 30, 2018. Of the three nonaccrual term loans as of September 30, 2018, two loans are deemed to be impaired. (Please see ABT Molecular Imaging, Inc., B&D Dental Corporation, and Hooper Holmes, Inc. below for further details regarding nonaccrual term loans.)

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

In February 2016, ABT violated the terms of the forbearance agreement with the first lien lender. In order to control the workout of the default under the first lien loan and prevent the equity sponsors from taking control of the first lien term loan, the Company purchased from an unrelated party the first lien term loan at par for a purchase price of $0.7 million. The equity sponsors funded cash shortfalls into the second quarter of 2016. Since 2016, the Company has entered into additional amendments to the first lien term loan to provide for an additional $10.1 million of liquidity under the first lien credit agreement. The Company recorded an impairment loss of $7.6 million as of December 31, 2017.

On June 13, 2018, ABT filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to implement a restructuring that will entail either a sale of substantially all of ABT’s assets under section 363 of the bankruptcy code or confirmation of a plan that will convert a portion of the Company’s outstanding secured indebtedness into 100 percent of the equity of reorganized ABT. The Company agreed to provide ABT up to $1.65 million of secured, debtor-in-possession financing to support ABT’s proposed bankruptcy restructuring. The Bankruptcy Court set August 13, 2018 as the date sale bids were due, and the minimum bid to participate in ABT’s proposed section 363 sale was $5.3 million in cash. No party submitted a bid by the deadline that conformed to the Bankruptcy Court’s order and the estate moved to accept non-conforming bids. On August 29, 2018, one party submitted a non-conforming bid. As the parties had not concluded negotiating the documentation regarding the transaction by September 28, 2018, ABT and the Company elected to proceed with a court hearing to approve the disclosure statement that outlined the reorganization plan, whereby the Company would become the owner of reorganized ABT. The Bankruptcy Court approved the disclosure statement on September 28, 2018. To allow for additional time to potentially reach a deal with the bidder, the estate delayed soliciting ballots from ABT’s stakeholders until November 7, 2018.

On October 31, 2018, ABT announced that it entered into an asset purchase agreement with Best-ABT, Inc., a wholly-owned subsidiary of Best Medical International, Inc. (“Best”), for aggregate consideration of (i) $500,000, paid over ten years in equal quarterly installments, plus (ii) a ten percent royalty on ABT’s net sales, including any commercialized improvements made to ABT’s technology, paid quarterly for the ten year period from closing pursuant to a royalty security agreement by and between Best and SWK Funding LLC, a wholly-owned subsidiary of the Company (“SWK Funding”). SWK Funding will receive 100 percent of the consideration. The Bankruptcy Court approved the asset sale transaction and terminated the plan of reorganization on November 8, 2018. The sale is expected to close within five business days. After November 8, 2018, post closing of the sale, the Company will have no further funding liabilities.

During the three months ended September 30, 2018, the Company reevaluated its collateral position, considering the expected outcome of the Chapter 11 process, and as a result, the Company recognized impairment expense of $5.3 million to write off the second lien term loan. Of the $5.3 million, $2.0 million reflects an accrual for estimated exit costs. The Company also recorded an allowance for credit losses of $5.0 million on the first lien term loan in order to reflect the loan at its estimated fair value of $5.8 million as of September 30, 2018, which is based on discounted expected future cash flows provided by Best.

B&D Dental Corporation (“B&D”)

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60,000. The loan was scheduled to mature on December 10, 2018. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of September 30, 2018, the total amount funded was $8.1 million. B&D is currently evaluating strategic options, including a potential sale of the business.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During the first and fourth quarters of 2016, the Company executed two additional amendments to the loan to advance an additional $0.5 million in order to directly pay critical vendors and protect the value of the collateral. The Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of September 30, 2018. The Company considered several factors in this determination, including an independent third-party valuation and developments in B&D’s business and industry.

Hooper Holmes, Inc. (“Hooper”)

On May 12, 2017, the Company provided a $6.5 million term loan to Hooper to support its merger with Provant Health Solutions, LLC (“Provant”). On August 8, 2017, the Company provided an additional $2.0 million term loan with terms similar to the original term loan. The $2.0 million August term loan was scheduled to mature on February 1, 2018. In late January, Hooper informed the Company of tight liquidity and that it was unable to repay the full $2.0 million; thus, the Company agreed to extend the maturity for twelve weeks to April 30, 2018 in exchange for a partial repayment of $0.3 million on February 1, 2018 and an additional $0.3 million on March 15, 2018. However, in mid-March, Hooper informed the Company that it was unable to repay the $0.3 million that was due on March 15, 2018. The Company required Hooper to retain financial advisors to evaluate strategic options, which included a potential sale of the business.

On August 27, 2018, Hooper announced that it entered into an asset purchase agreement with Summit Health, Inc. (“Summit”), a subsidiary of Quest Diagnostics (“Quest”). In conjunction with the sale process, Hooper petitioned for Chapter 11 bankruptcy protection to facilitate a rapid section 363 sale process. Between May and August 2018, the Company entered into additional amendments, whereby the Company advanced Hooper an additional $9.4 million to meet its working capital requirements during the sale process and an additional $1.5 million of debtor-in-possession financing through its sale on October 10, 2018.

On October 10, 2018, the Company received $15.6 million of cash proceeds from the asset sale, with an additional $0.2 million expected to be collected in the coming months, pursuant to the bankruptcy court approved estate wind down budget. As of September 30, 2018, the Company recorded the loan at its realizable value of $15.6 million and recognized a $2.5 million impairment charge as a result (please refer to Note 10, Subsequent Events, for further details on the Hooper section 363 sale).

Royalty Purchases

Cambia®

On July 31, 2014, the Company purchased a 25 percent royalty on sales of Cambia® from royalty holder, APR Applied Pharma Research S.A. (“APR”), for $4.0 million. On December 2, 2015, the Company purchased a second 25 percent royalty on sales of Cambia® for $4.5 million. In the U.S., Cambia® is marketed by DepoMed, Inc. (“DepoMed”) while the product is marketed by Aralez Pharmaceuticals, Inc. in Canada. As disclosed by DepoMed, Cambia® prescription trends decelerated in 2017, and while they have begun to stabilize, they are not growing in line with the Company’s original forecast. During the three months ended March 31, 2018, the Company reduced its expectations for future royalty receipts and recognized an allowance for credit loss on the royalty purchase of $1.2 million.

Note 4. Marketable Investments

Investments in marketable securities at September 30, 2018 and December 31, 2017 consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Corporate debt securities	$545	$600
Equity securities	688	1,256
Total	$1,233	$1,856

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of September 30, 2018 and December 31, 2017, are as follows (in thousands):

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$545	$—	$—	$545

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$600	$—	$—	$600

The following table presents the proceeds from sales, realized gains and losses on equity securities that were sold or written off during the three and nine months ended September 2018 and 2017, and net unrealized gains and losses on equity securities. The table also includes changes in fair value of equity securities as prescribed by ASC 321, “Investment - Equity Securities.” ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” was adopted on January 1, 2018, at which time a cumulative effect adjustment of $213,000 was recorded to reclassify the amount of accumulated unrealized gains related to equity securities from accumulated other comprehensive income to retained earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sale of equity securities	$—	$—	$—	$345
Realized gain (loss) on sale (write off) of equity securities	(4)	—	(4)	243
Unrealized net gain (loss) on equity securities reflected in the Consolidated Statements of Income (Loss)	100	—	(565)	—

Equity securities with unrealized losses, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

September 30, 2018	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$688	$(305)	$—	$—	$688	$(305)

December 31, 2017	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$—	$—	$33	$(117)	$33	$(117)

Equity Securities

The Company’s equity securities include 661,076 shares of Cancer Genetics common stock. During the three months ended September 30, 2018, the Company recognized a nominal loss on the write off of its equity securities in Hooper due to the announcement of its section 363 sale in August (please refer to Notes 3 and 10 for further details on the Hooper section 363 sale). As of September 30, 2018, the Cancer Genetics equity securities are reflected at their fair value of $0.7 million.

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

The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the nine months ended September 30, 2018 was $55,000, which was credited to the notes’ carrying value. As of September 30, 2018, the notes are reflected at their estimated fair value of $0.5 million.

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

The Loan Agreement accrues interest at the Daily LIBOR Rate, with a floor of 1.00 percent, plus a 3.25 percent margin and principal is repayable in full at maturity. Interest is generally required to be paid monthly in arrears. The Loan Agreement requires the payment of an unused line fee of 0.50 percent, which will be recorded as interest expense. The Company paid $0.6 million in fees at closing, which have been capitalized as deferred financing costs and will be amortized on a straight-line basis over the term of the Loan Agreement.

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

During the nine months ended September 30, 2018, the Company recognized $0.1 million of interest expense, which is included in general and administrative expense. As of September 30, 2018, no amount was outstanding under the Loan Agreement, and $20 million was available for borrowing.

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

Unconsolidated VIE

For the three and nine months ended September 30, 2018, the Company did not recognize any income or receive any cash distributions from Holmdel. For the nine months ended September 30, 2017, the Company recognized $10.5 million of equity method gains. The amount of equity method gains attributable to the non-controlling interest in SWK HP was $5.2 million.

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

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the consolidated balance sheets. The Company recorded a nominal gain for the three and nine months ended September 30, 2018. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2018	December 31, 2017
Dividend rate	—	—
Risk-free rate	2.8%	2.0%
Expected life (years)	1.9	2.7
Expected volatility	17.6%	21.9%

The changes on the value of the warrant liability during the nine months ended September 30, 2018 were as follows (in thousands):

Fair value – December 31, 2017	$91
Issuances	—
Changes in fair value	(76)
Fair value – September 30, 2018	$15

Note 8. Stockholders’ Equity

Stock Compensation Plans

During the nine months ended September 30, 2018 and 2017, the Company’s Board of Directors (the “Board”) Board approved compensation for Board services by granting 15,397 and 15,906 shares, respectively, of common stock as compensation for the non-employee directors. During both the nine months ended September 30, 2018 and 2017, the Company recorded approximately $0.2 million in Board stock-based compensation expense. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for both of the nine months ended September 30, 2018 and 2017 was $0.2 million.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the nine months ended September 30, 2018.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$2,064	$—	$—	$2,064
Marketable investments	1,233	688	—	545

Financial Liabilities:
Warrant liability	$15	$—	$—	$15

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets:
Warrant assets	$987	$—	$—	$987
Marketable investments	1,856	1,256	—	600

Financial Liabilities:
Warrant liability	$91	$—	$—	$91

The changes on the value of the warrant assets during the nine months ended September 30, 2018 were as follows (in thousands):

Fair value – December 31, 2017	$987
Issued	355
Canceled	(83)
Change in fair value	805
Fair value – September 30, 2018	$2,064

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

	September 30, 2018	December 31, 2017
Dividend rate range	—	—
Risk-free rate range	2.9% - 3.0%	2.0% to 2.3%
Expected life (years) range	6.0 - 6.7	2.6 to 6.6
Expected volatility range	64.5% - 65.4%	72.5% to 95.7%

The following table presents the financial assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2018
Impaired loans	$30,005	$—	$—	$30,005
December 31, 2017
Impaired loans	$6,087	$—	$—	$6,087

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in unconsolidated entity.

As of September 30, 2018 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$19,214	$19,214	$19,214	$—	$—
Finance receivables	165,585	165,585	—	—	165,585
Marketable investments	1,233	1,233	688	—	545
Warrant assets	2,064	2,064	—	—	2,064

Financial Liabilities
Warrant liability	$15	$15	$—	$—	$15

As of December 31, 2017 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$30,557	$30,557	$30,557	$—	$—
Finance receivables	151,995	151,995	—	—	151,995
Marketable investments	1,856	1,856	1,256	—	600
Warrant assets	987	987	—	—	987

Financial Liabilities
Warrant liability	$91	$91	$—	$—	$91
18

Note 10. Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“Subsequent Events”) as well as the date through which an entity has evaluated Subsequent Events. There are two types of Subsequent Events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“Recognized Subsequent Events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“Non-Recognized Subsequent Events”).

Recognized Subsequent Events

On October 10, 2018, Quest announced that its subsidiary, Summit, completed the acquisition of the assets of Hooper. The transaction was completed after Summit’s bid was declared the winner of an auction process conducted pursuant to section 363 of the bankruptcy code. As discussed in Note 3, the Company received $15.6 million of cash proceeds from the sale, with an additional $0.2 million of cash expected in the coming months. Accordingly, the Company recognized a $2.5 million impairment charge during the three months ended September 30, 2018 and recorded the Hooper finance receivable at cash proceeds received of $15.6 million.

On October 31, 2018, ABT announced that it entered into an asset purchase agreement with Best. As discussed in Note 3, upon Bankruptcy Court approval and closing of the transaction, the Company will receive (i) $500,000, paid over ten years in equal quarterly installments, plus (ii) a ten percent royalty on ABT’s net sales, including any commercialized improvements made to ABT’s technology, paid quarterly for the ten year period from closing. Accordingly, the Company recognized impairment expense of $5.3 million to write off the second lien term loan. Of the $5.3 million, $2.0 million reflects an accrual for estimated exit costs. The Company also recorded an allowance for credit losses of $5.0 million on the first lien in order to reflect the loan at its estimated fair value of $5.8 million as of September 30, 2018.

Non-Recognized Subsequent Events

On October 12, 2018, SWK Funding entered into a credit agreement pursuant to which the Company provided to Acerus Pharmaceuticals Corporation (“Acerus”) a term loan in the maximum principal amount of $11.0 million. The Company funded $9.0 million at closing with the remaining $2.0 million becoming available upon Acerus’ satisfaction of certain future conditions. The loan matures on October 11, 2023. The loan bears interest at the greater of (a) three-month LIBOR and (b) 1.5 percent, subject to a ceiling of 4.25 percent, plus a margin of 10.5 percent, payable in cash, quarterly in arrears, beginning on November 15, 2018. In connection with the loan, the Company also received a warrant to purchase 5,331,563 shares of Acerus common stock at a strike price of CDN $0.80 per share.

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

As of November 8, 2018, we have executed 31 transactions, deploying approximately $460 million, across a variety of opportunities. In counting our transactions, we generally consider a series of transactions with one partner company as a single transaction. In eleven of the transactions, we participated alongside other investors; our investment advisory clients co-invested in three of these transactions. The other twenty transactions were completed solely by SWK.

The table below provides an overview of our outstanding transactions as of September 30, 2018 (in thousands, except rate, share and per share data):

Royalty Purchases and Financings	License Technology	Footnote	Funded Amount	GAAP Balance	Rate	Revenue Recognized
						YTD	Q3
Beleodaq®	Oncology treatment		$7,600	$7,529	N/A	$294	$294
Besivance®	Ophthalmic antibiotic		6,000	2,338	N/A	220	70
Cambia®	NSAID migraine treatment	(1)	8,500	6,315	N/A	748	215
Forfivo XL®	Depressive disorder treatment		6,000	4,937	N/A	1,530	462
Narcan®	Opioid overdose treatment		17,500	763	N/A	1,963	390
Secured Royalty Financing (Marketable Investment)	Women’s health	(2)	3,000	545	11.5%	—	—
Tissue Regeneration Therapeutics	Umbilical cord banking		3,250	3,408	N/A	336	95

			Maturity		GAAP		Revenue Recognized
Term Loans	Type	Footnote	Date	Principal	Balance	Rate	YTD	Q3
ABT Molecular Imaging, Inc.	First Lien	(2), (3)	06/30/16	$5,783	$5,783	7.3%	$249	$—
ABT Molecular Imaging, Inc.	Second Lien Royalty	(3)	10/08/21	—	—	N/A	—	—
B&D Dental Corporation	First Lien	(2), (4)	12/10/18	8,148	8,117	14.0%	—	—
B&D Dental Corporation	Equipment Loan	(4)	03/31/20	49	49	16.3%	7	1
CeloNova BioSciences, Inc.	First Lien		07/31/21	7,500	7,640	13.0%	770	261
DxTerity Diagnostics, Inc.	First Lien		04/06/20	9,266	9,379	13.3%	1,124	359
Epica International, Inc.	First Lien		07/23/23	12,200	12,086	10.5%	268	268
EyePoint Pharmaceuticals, Inc.	First Lien		03/27/23	20,000	19,490	12.0%	1,320	743
Hooper Holmes, Inc.	First Lien	(2), (5)	05/11/21	15,569	15,569	17.3%	153	—
Hooper Holmes, Inc.	First Lien	(5)	05/11/21	—	—	13.5%	12	—
Imprimis Pharmaceuticals, Inc.	First Lien		07/19/21	9,720	9,356	12.0%	1,096	380
Keystone Dental, Inc.	First Lien		05/20/21	15,000	15,058	11.5%	2,005	553
OraMetrix, Inc.	First Lien	(6)	12/15/21	—	—	12.0%	1,048	—
Parnell Pharmaceuticals	First Lien	(7)	11/22/20	—	—	13.0%	2,152	287
Solsys Medical LLC	First Lien		10/26/22	15,096	15,210	11.8%	1,505	520
Tenex Health, Inc.	First Lien		06/30/21	7,472	7,520	13.0%	699	227
Thermedx, LLC	First Lien		05/05/21	3,500	4,466	N/A	749	222
Veru, Inc.	Synthetic Royalty		03/05/25	10,000	10,572	N/A	1,215	535

		Funded	GAAP	Change in Fair Value
Equity Securities	Footnote	Amount	Balance	YTD	Q3
Cancer Genetics (Common Stock)		—	688	$(536)	$99
Hooper Holmes, Inc. (Common Stock)		—	—	(29)	1

		Number of	Exercise Price per	GAAP	Change in Fair Value
Warrants to Purchase Stock	Footnote	Shares	Share	Balance	YTD	Q3
ABT Molecular Imaging, Inc.	(3)	5,000,000	0.20	$—	$—	$—
B&D Dental Corporation	(4)	225	0.01	—	—	—
CeloNova BioSciences, Inc.		TBD	0.01	—	—	—
DxTerity Diagnostics, Inc.		420,673	2.08	—	—	—
Epica International, Inc.		TBD	TBD	—	—	—
EyePoint Pharmaceuticals, Inc. (Tranche 1)		409,091	1.10	1,206	948	567
EyePoint Pharmaceuticals, Inc. (Tranche 2)		77,721	1.93	208	110	100
Hooper Holmes, Inc. (Tranche 1)	(5)	—	—	—	(270)	13
Hooper Holmes, Inc. (Tranche 2)	(5)	—	—	—	(96)	5
Imprimis Pharmaceuticals, Inc.		373,847	2.08	650	228	135
Keystone Dental, Inc.		793,651	1.26	—	—	—
OraMetrix, Inc.	(6)	690,496	0.62	—	—	—
SolSys Medical LLC		1,209,068	0.99	—	—	—
SolSys Medical LLC		2,284,793	0.89		—	—
Tenex Health, Inc.		2,693,878	0.37	—	—	—
Tribute Pharmaceuticals, Inc.		1,843,016	Various	—	(115)	(22)

		Revenue
	Assets	YTD	Q3
Total Finance Receivables	$165,585	$19,463	$5,882
Total Marketable Securities	1,233	—	—
Fair Value of Warrant Assets	2,064	—	—
Total Assets/Revenues	$168,882	$19,463	$5,882

(1)	Provision for credit loss of $1,179 was taken during 2018.
(2)	Investment on nonaccrual.
(3)

An impairment charge of $5,257 (which includes $1,972 estimated costs to sell) on the second lien and an allowance for credit losses of $5,000 on the first lien was recognized during Q3. On October 31, 2018, ABT announced that it entered into an asset purchase agreement with Best.

(4)	B&D is evaluating strategic alternatives for the business. The loan is currently in default.
(5)	Impairment charge of $2,542 was taken in Q3 2018, and the loan was written down to its realizable value of $15,569. Warrants and common stock were written down to zero.
(6)	OraMetrix repaid the term loan on May 1, 2018, in conjunction with its sale to Dentsply Sirona, Inc.
(7)	Parnell repaid the term loan on July 30, 2018.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended September 30, 2018 and 2017 (in millions)

	Three Months Ended September 30,		Change
	2018	2017
Revenues	$5.9	$5.5	$0.4
Provision for credit losses and impairment expense	12.8	—	12.8
General and administrative	1.3	1.5	(0.2)
Other income (expense), net	0.8	(0.2)	1.0
Provision (benefit) for income taxes	(1.7)	1.1	(2.8)
Consolidated net income (loss)	(5.7)	2.8	(8.5)

Revenues

We generated revenues of $5.9 million for the three months ended September 30, 2018, which consisted of interest and fees earned on our finance receivables. We generated revenues of $5.5 million for the three months ended September 30, 2017, driven primarily by $5.5 million in interest and fees earned on our finance receivables. The increase in revenue is primarily due to a $0.4 million increase in interest and fees earned on new and existing finance receivables and a larger portfolio.

Provision for Credit Losses and Impairment Expense

During the three months ended September 30, 2018, we recognized impairment expense of $2.5 million and $5.3 million related to the Hooper first lien and ABT second lien, respectively. Of the $5.3 million impairment expense related to ABT, $2.0 million reflects an accrual of estimated exit costs expected to be paid upon completion of the sale process. We also recognized a credit loss allowance of $5.0 million in order to reflect the ABT first lien at its estimated fair value of $5.8 million as of September 30, 2018 (please refer to Item 1. Financial Statements, Notes 3 and 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding the allowance for credit losses and impairments taken during the three months ended September 30, 2018). We did not recognize an allowance for credit losses or impairment expense during the three months ended September 30, 2017.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased to $1.3 million for the three months ended September 30, 2018 from $1.5 million for the three months ended September 30, 2017, which was primarily due to a $0.9 million decrease in the performance-based bonus accrual. The decrease was offset by a $0.6 million increase in professional fees related to due diligence on a potential acquisition that was not consummated, legal fees related to the section 363 sale of Hooper, and a $0.1 million increase in interest expense related to the credit facility.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2018 reflected a net fair market value gain of $0.8 million on our warrant derivatives and a net fair market value gain of $0.1 million on our equity securities. During the three months ended September 30, 2018, an aggregate $0.1 million loss was realized from the write off of our Hooper warrants and equity securities.

Other income (expense) for the three months ended September 30, 2017, reflected a net fair market value loss of $0.2 million on our warrant derivatives.

Income Tax (Benefit) Expense

We recognized an income tax benefit of $1.7 million and income tax expense of $1.1 million during the three months ended September 30, 2018 and 2017, respectively. The income tax benefit resulted from the operating loss recognized during the quarter. On December 22, 2017, new tax legislation was signed into law reducing the U.S. corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018. This change in federal tax law also impacted the comparability of our tax (benefit) expense between the two periods.

Comparison of the Nine Months Ended September 30, 2018 and 2017 (in millions)

	Nine Months Ended September 30, 2018		Change
	2018	2017
Revenues	$19.5	$26.4	$(6.9)
Provision for credit losses and impairment expense	14.0	—	14.0
General and administrative	3.7	3.1	0.6
Other income (expense), net	0.2	(0.6)	0.8
Provision for income taxes	0.4	6.2	(5.8)
Consolidated net income	1.6	16.6	(15.0)

We generated revenues of $19.5 million for the nine months ended September 30, 2018, which consisted of interest and fees earned on our finance receivables. We generated revenues of $26.4 million for the nine months ended September 30, 2017, which consisted of $15.8 million in interest and fees earned on our finance receivables and $10.5 million in income related to our investment in an unconsolidated partnership. The net $6.9 million decrease in revenue is primarily driven by the net proceeds received related to our investment in an unconsolidated entity, which on February 23, 2017 sold its U.S. marketing rights to its underlying intellectual property. Please refer to Part I. Financial Information, Item 1. Financial Statements, Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Holmdel transaction. The $3.7 million increase in interest and fees on our finance receivables is due to our increased portfolio size.

Provision for Credit Losses and Impairment Expense

During the nine months ended September 30, 2018, we recognized impairment expense of $2.5 million and $5.3 million related to the Hooper first lien and ABT second lien, respectively. Of the $5.3 million impairment expense related to ABT, $2.0 million reflects an accrual of estimated exit costs expected to be paid upon completion of the sale process. In addition to recognizing an allowance for credit losses of $5.0 million in order to reflect the ABT first lien at its estimated fair value of $5.8 million as of September 30, 2018, we also recognized an allowance for credit losses of $1.2 million on a royalty purchase (please refer to Item 1. Financial Statements, Notes 3 and 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding the allowance for credit losses and impairments taken during the nine months ended September 30, 2018). We did not recognize an allowance for credit losses or impairment expense during the nine months ended September 30, 2017.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $3.7 million for the nine months ended September 30, 2018 from $3.1 million for the nine months ended September 30, 2017, which was primarily due to an increase of $0.6 million in professional fees related to due diligence on a potential acquisition that was not consummated, legal fees related to the section 363 sale of Hooper, and a $0.1 million increase in interest expense related to the credit facility. The increase was slightly offset by a $0.3 million decrease in the performance-based bonus accrual.

Other Income (Expense), Net

 Other income (expense), net for the nine months ended September 30, 2018, reflected a net fair market value gain of $0.9 million on our warrant derivatives and a net fair market value loss of $0.6 million on our equity securities. During the nine months ended September 30, 2018, an aggregate $0.1 million loss was realized on the write off of our Hooper warrants and equity securities.

Other income (expense), net for the nine months ended September 30, 2017, reflected a net fair market value loss of $0.8 million on our warrant derivatives and a $0.2 million realized gain on the sale of equity securities.

Income Tax (Benefit) Expense

As of September 30, 2018, we had NOLs for federal income tax purposes of $377 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority expiring by 2021. We also had federal research carryforwards of $2.7 million, which will expire by 2029. We recognized $0.4 million of deferred income tax expense for the nine months ended September 30, 2018. We recognized $6.2 million of deferred income tax expense for the nine months ended September 30, 2017. The decrease in deferred income tax expense was primarily due to a reduction in net income. On December 22, 2017, new tax legislation was signed into law reducing the U.S. corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018. This change in federal tax law also impacted the comparability of our tax (benefit) expense between the two periods.

Liquidity and Capital Resources

As of September 30, 2018, we had $19.2 million in cash and cash equivalents, compared to $30.6 million in cash and cash equivalents as of December 31, 2017. The primary driver of the net decrease in our cash balance was new and add-on investment funding of $68.4 million, offset by interest and fee payments of $42.5 million earned on our finance receivables, including $13.7 million of royalty-related receipts from our Narcan® investment and $22 million related to the payoff of two finance receivables.

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

As of September 30, 2018, our portfolio contains $165.6 million of finance receivables and $1.2 million of marketable investments. We expect these assets to generate positive cash flows in 2018. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2018.

We entered into a $20 million revolving credit facility in June 2018. We intend to borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. The total undrawn amount of the credit facility as of September 30, 2018 was $20 million.

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

As of September 30, 2018, our unfunded commitments were as follows (in millions):

CeloNova BioSciences, Inc.	$5.0
Epica International, Inc.	1.8
Tenex Health, Inc.	1.0
Veru, Inc.	2.0
Total unfunded commitments	$9.8

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended September 30, 2018, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2018 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the nine months ended September 30, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS

Exhibit				Filing	Filed
Number	Description	Form	Exhibit	Date	Herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2018.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
30