Form 10-K
period 2018-12-31
SWK Holdings Corp
filed 2019-03-28
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $38,389,710 based on the June 29, 2018, closing price of the Registrant’s Common Stock on such date as reported on the OTCQB Marketplace of $10.00.

On March 22, 2019, the Registrant had outstanding approximately 12,856,721 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders	PART III

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2018

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

Our investment advisory agreements are currently non-discretionary, and each client determines individually if it wants to participate in a transaction. Though we have partnered with investment advisory clients in the past, we currently do not have any transactions in which we have partnered with investment advisory clients. We expect to continue to offer transaction opportunities to our investment advisory clients, as appropriate for each client’s investment strategy. When a client opts into a transaction, each client receives its pro rata allocation of income produced by a transaction in which it participates, and the client pays us management and incentive fees according to a written investment advisory agreement. Fees paid by clients may differ depending upon the terms negotiated with each client and are paid directly by the client upon receipt of an invoice from us. We may seek to raise discretionary capital from similar investors in the future.

We source our investment opportunities through a combination of our senior management’s proprietary relationships within the industry, outbound business development efforts and inbound inquiry from companies, institutions and inventors interested in learning about our capital financing alternatives. Our investment advisory clients generally do not originate investment opportunities for us.

Tax Attributes

We view our ability to carry forward our net operating losses, or NOLs, as an important and substantial asset. On January 26, 2006, in order to preserve stockholder value by protecting our ability to carry forward our NOLs, we entered into a rights agreement that provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 4.9 percent or more of our outstanding common stock without the prior approval of our board of directors. Our current rights agreement (the “Rights Agreement”) was entered into as of April 8, 2016 and has an expiration date of April 8, 2019. On March 27, 2019, the board of directors approved an extension of the Rights Agreement for another three years. Under the Rights Agreement, Carlson Capital, L.P. and its affiliates (collectively, “Carlson”), are designated as Exempt Persons (as defined in the Rights Agreement) unless they own more than 76 percent of the outstanding shares of our common stock in the aggregate.

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

Employees

As of December 31, 2018 we had five full-time employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

As of December 31, 2018, we had NOL carryforwards for U.S. federal income tax purposes of $377.4 million. The U.S. federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021. We may recognize additional NOLs in the future. In order to utilize the NOLs, the Company must generate taxable income that can offset such carryforwards.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 2.51 percent for February 2019. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and allows for the expensing of capital expenditures. The TCJA reduced the corporate tax rate to 21 percent from 35 percent, among other things.

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

As of December 31, 2018 we had $20.2 million of cash and cash equivalents on the balance sheet plus $20.0 million available to be borrowed under the credit facility. We have limited capital to execute our business strategy and have obtained debt financing to fund future growth and obtain funds which may be made available for investments. If we are unable to enter into new debt or equity financing arrangements on commercially reasonable terms, our liquidity may be reduced significantly, and as a result, our ability to implement and grow our business strategy could be materially impacted.

Our use of leverage may limit our operational flexibility and increase our overall risk, which may adversely affect our business and results of operations.

Although the use of leverage may create an opportunity for increased returns for us, it also results in additional risks and can magnify the effect of any losses and thus could negatively impact our business and results of operations and have important adverse consequences to our investments. Our current credit facility contains, and any future credit facility, if raised, would likely contain covenants that could restrict our operating flexibility, including covenants that, among others, could limit our ability to: (i) make distributions in certain circumstances, (ii) incur additional debt, and (iii) engage in certain transactions, which collectively may prevent us from entering into transactions which we may otherwise determine are beneficial to us, and which could negatively impact our business and results of operations. In addition, we expect we would need to secure such a credit facility through the pledging of substantially all of our assets, and if we are unable to generate sufficient cash flow to meet principal and interest payments on such indebtedness, we would be subject to risk that the lender seizes our assets through an acceleration of the credit facility that could require liquidation of pledged collateral at inopportune times or at prices that are not favorable to us and cause significant losses. If the lender seizes and liquidates pledged collateral, such collateral will likely be sold at distressed price levels. We will fail to realize the full value of such assets in a distressed sale.

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

In addition, the middle-market companies to which we are targeting to advance debt are subject to a number of other significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their financial instruments that we hold, which may be accompanied by a deterioration in the value of their assets or of any collateral with respect to any financial obligations and a reduction in the likelihood of our realizing on any guarantees we may have obtained in connection with our investment;
•	they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a materially adverse impact on our partner company, and in turn, on us;
•	they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and
•	they may have difficulty accessing the capital markets to meet future capital needs.

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

We generally hold equity interests in companies that are publicly traded. Fluctuations in the market prices of the common stock of publicly traded holdings may affect the price of our common stock. Historically, the market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021.  It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements with our partner companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

Many of our debt transactions contain LIBOR-based floating interest rates with minimum LIBOR floors. The minimum LIBOR floor insulates partner companies from an increase in LIBOR until the reference LIBOR rate reaches the minimum floor threshold, typically one to two percent. If LIBOR increases above the floor rate, the net effect will be an increase in the interest cost to the borrower. Most of our borrower partners do not hedge their LIBOR rate exposure, and as a result of an increase of LIBOR above the minimum floor threshold, they will experience an increase in the effective interest rate of their debt obligations to us. If LIBOR increases materially, the increased cost of debt service will similarly increase materially. If our partner companies are not adequately capitalized or are unable to generate sufficient income from operations, the increased debt burden caused by increased LIBOR rates could materially and adversely affect the operations of a partner company, which in turn, would impair our ability to timely collect principal and interest payments owed to us.

Risks Associated with Investments in the Health Care and Life Sciences Industries

Healthcare and life science industries are subject to extensive government regulation, litigation risk, reimbursement risk and certain other risks particular to those industries.

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

Additionally, because of the continued uncertainty surrounding the healthcare industry under the Trump Administration, including the potential for further legal challenges or repeal of existing legislation, we cannot quantify or predict with any certainty the likely impact on our partner companies, our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation on certain of our partner companies, our business model, prospects, financial condition or results of operations.

The potential inability of our partner companies’ and counterparties marketing pharmaceutical products from which we receive royalty payments to charge desired prices with respect to prescription drugs could impact their revenues and in turn their ability to repay us or the magnitude of their payments to us.

Our pharmaceutical portfolio companies and pharmaceutical royalties are subject to risks associated with the pricing for prescription drugs. It is uncertain whether pharmaceutical products customers generally will continue to utilize established prescription drug pricing methods, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Legislation may lead to changes in the pricing for Medicare and Medicaid programs. Regulators have conducted investigations into the use of prescription drug pricing methods for federal program payment, and whether such methods have inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating payment of certain drugs by the Medicare and Medicaid programs. Additionally, President Trump has taken actions and made statements that suggest he plans to seek repeal of all or portions of the Affordable Care Act, or the ACA. There is currently uncertainty with respect to the impact any such repeal may have and any resulting changes may take time to unfold, which could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. We cannot predict the ultimate content, timing or effect of any such legislation or executive action or the impact of potential legislation or executive action on us. Any changes to the method for calculating prescription drug costs may reduce the revenues of our pharmaceutical partner companies, which could in turn impair their ability to timely make any principal and interest payments owed to us. Additionally, any such changes to pharmaceutical product reimbursement similarly could reduce the revenues of the pharmaceutical products from which we receive royalties.

Risks Associated with the Company and our Capital Structure

Our common stock is currently quoted on the QB tier of the OTC Markets Group, or the OTCQB, and we could become subject to additional SEC regulation if we experience a significant decline in our stock price.

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

As of December 31, 2018, funds affiliated with Carlson owned (including the 100,000 shares of common stock underlying the warrant held by Double Black Diamond Offshore Ltd. (“Double Black”)), in the aggregate 70.5 percent of our combined issued and outstanding common stock, unvested restricted stock, and common stock underlying the warrant. Michael Weinberg, the chairman of our board of directors, and Christopher W. Haga, a director, are employees of Carlson. Due to the large percentage of ownership by funds affiliated with Carlson, including Double Black, they have the ability to control or exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or other significant transaction. The investment objectives of Carlson and its affiliates may from time to time be different than or conflict with those of our other stockholders.

In addition, pursuant to the terms of a Stockholders’ Agreement entered into on August 18, 2014, funds affiliated with Carlson have the right to approve specific transactions, including the incurrence of indebtedness over specified amounts, the sale of assets over specified amounts, declaration of dividends, loans, capital contributions to or investments in any third party over specified amounts, changes in the size of the board of directors, changes in our chief executive officer and repurchases of common stock.

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

Because we operate through our subsidiaries, our ability to comply with the 40 percent test is dependent on the ability of certain of our subsidiaries to rely on an exclusion or exemption from investment company registration. In this regard, one of our subsidiaries currently relies on the exclusion from investment company registration provided by Section 3(c)(5)(A) under the 1940 Act. Section 3(c)(5)(A), as interpreted by the staff of the SEC, requires us to invest at least 55 percent of our assets in “notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services” (or “Qualifying Assets”).

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

	High	Low
Fiscal 2017
First Quarter	11.00	9.90
Second Quarter	11.90	10.50
Third Quarter	11.45	9.85
Fourth Quarter	11.25	10.35

Fiscal 2018
First Quarter	11.25	10.50
Second Quarter	11.25	10.00
Third Quarter	10.05	9.40
Fourth Quarter	9.85	9.30

Holders of Record

There were approximately 122 stockholders of record of our common stock as of March 8, 2019. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On December 6, 2018, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to $3.5 million of the Company’s outstanding shares of common stock, or approximately 312,491 common shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities and Exchange Act. The purchase period is December 21, 2018 through May 31, 2019.

At December 31, 2018, 60,500 shares have been repurchased under the program at a total cost of $575,055, or $9.51 per share. As of December 31, 2018, the maximum number of shares that may yet be purchased under the plan is 251,991 shares. During 2018, an additional 79,566 shares that were not covered under the plan were repurchased at a total cost of $782,054, or $9.83 per share.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions to identify forward-looking statements.

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

See “Business,” included in Part I, Item 1 of this report for further discussion of our overall business and strategy. The table below provides an overview of our outstanding transactions as of, and for the year ended, December 31, 2018 (in thousands, except rate, share and per share data):

Royalty Purchases and Financings	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Rate	Income Recognized During 2018	Active Investment as of December 31, 2018
Beleodaq®	Oncology treatment		$7,600	$7,314	N/A	$586	Yes
Besivance®	Ophthalmic antibiotic		6,000	2,180	N/A	254	Yes
Best ABT, Inc.	Oncology diagnosis	(1)	5,784	5,784	N/A	—	Yes
Cambia®	NSAID migraine treatment	(2)	8,500	6,047	N/A	966	Yes
Forfivo XL®	Depressive disorder treatment		6,000	4,701	N/A	2,009	Yes
Narcan	Opioid overdose treatment		17,500	734	N/A	2,379	Yes
Secured Royalty Financing (Marketable Investment)	Women’s health	(3)	3,000	532	11.5%	—	Yes
Tissue Regeneration Therapeutics	Umbilical cord banking		3,250	3,471	N/A	434	Yes
17

Term Loans	Type	Footnote	Principal	Maturity Date	GAAP Balance	Rate	Income Recognized During 2018	Active Investment as of December 31, 2018
ABT Molecular Imaging, Inc.	First Lien	(1)	$—	06/30/16	$—	7.3%	$249	No
ABT Molecular Imaging, Inc.	Second Lien Royalty	(1)	—	10/08/21	—	N/A	—	No
Acerus Pharmaceuticals, Inc.	First Lien		9,000	10/11/23	8,187	12.0%	322	Yes
B&D Dental Corporation	First Lien	(3), (4)	8,368	12/10/18	8,337	14.0%	—	Yes
B&D Dental Corporation	First Lien Equipment Loan	(4)	42	03/31/20	42	16.3%	9	Yes
BIOLASE, Inc.	First Lien		12,500	11/09/23	11,920	12.3%	265	Yes
CeloNova BioSciences, Inc.	First Lien		6,273	07/31/21	6,281	13.0%	1,115	Yes
DxTerity Diagnostics, Inc.	First Lien	(5)	9,266	04/06/20	9,393	13.3%	1,487	Yes
Epica International, Inc.	First Lien		12,200	07/23/23	12,124	10.5%	641	Yes
EyePoint Pharmaceuticals, Inc.	First Lien	(6)	—	03/27/23	19,575	12.0%	2,069	Yes
Hooper Holmes, Inc.	First Lien	(7)	—	05/11/21	—	17.3%	207	No
Hooper Holmes, Inc.	First Lien	(7)	—	05/11/21	—	13.5%	12	No
Harrow Health, Inc. (formerly Imprimis Pharmaceuticals)	First Lien		9,720	07/19/21	9,421	12.0%	1,485	Yes
Keystone Dental, Inc.	First Lien		15,000	05/20/21	15,107	11.5%	2,553	Yes
OraMetrix, Inc.	First Lien	(8)	—	12/15/21	—	12.0%	1,048	No
Parnell Pharmaceuticals	First Lien	(9)	—	11/22/20	—	13.0%	2,152	No
Solsys Medical, LLC (formerly Soluble Systems)	First Lien		15,096	10/26/22	15,249	11.8%	2,036	Yes
Tenex Health, Inc.	First Lien		7,472	06/30/21	7,554	13.0%	1,010	Yes
Thermedx, LLC	First Lien		3,500	05/05/21	4,377	N/A	676	Yes
Veru, Inc.	Synthetic Royalty		10,000	03/05/25	8,812	N/A	2,014	Yes

Other	Footnote	Funded Amount	GAAP Balance	Losses Recognized During 2018	Active Investment as of December 31, 2018
Cancer Genetics (Common Stock)	(10)	$—	$—	$(1,002)	No
Hooper Holmes, Inc. (Common Stock)	(7)	—	—	(33)	No
18

Warrants to Purchase Stock	Footnote	Number of Shares	Exercise Price per Share	GAAP Balance	Change in Fair Value During 2018	Active Investment as of December 31, 2018
Acerus Pharmaceuticals, Inc.		5,331,563	0.40 CAD	$168	$(538)	Yes
B&D Dental Corporation		225	0.01	—	—	Yes
BIOLASE, Inc.		372,023	1.34	273	(156)	Yes
CeloNova BioSciences, Inc.		TBD	0.01	—	—	Yes
DxTerity Diagnostics, Inc.		686,058	2.08	—	—	Yes
Epica International, Inc.		TBD	TBD	—	—	Yes
EyePoint Pharmaceuticals, Inc.		409,091	1.10	569	310	Yes
EyePoint Pharmaceuticals, Inc.		77,721	1.93	95	(2)	Yes
Harrow Health, Inc. (formerly Imprimis Pharmaceuticals)		373,847	2.08	1,672	1,250	Yes
Hooper Holmes, Inc.	(7)	—	—	—	(270)	No
Hooper Holmes, Inc.	(7)	—	—	—	(96)	No
Keystone Dental, Inc.		793,651	1.26	—	—	Yes
Solsys Medical, LLC		1,209,068	0.99	—	—	Yes
Solsys Medical, LLC		2,284,793	0.98	—	—	Yes
Tenex Health, Inc.		2,693,878	0.37	—	—	Yes
Aralez Pharmaceuticals, Inc.	(11)	—	—	—	(93)	No

	Assets	Income Recognized During 2018
Total Finance Receivables	$166,610	$25,978
Total Marketable Securities	532	—
Fair Value of Warrant Assets	2,777	—
Total Assets/Income	$169,919	$25,978

(1)	In December 2018, Best ABT, Inc. (“Best”) acquired ABT Molecular Imaging, Inc. (“ABT”). An impairment charge of $5,333 on the ABT second lien and an allowance for credit losses of $5,000 on the ABT first lien was recorded in 2018.
(2)	Provision for credit loss of $1,179 was recorded in 2018.
(3)	Investment on nonaccrual.
(4)	B&D is evaluating strategic alternatives for the business. The loan is currently in default.
(5)	Executed amendment effective January 1, 2019 to allow DxTerity to pay in kind the interest payments due in January 2019 and April 2019, subject to DxTerity raising additional capital.
(6)	EyePoint repaid the term loan on February 13, 2019.
(7)	Impairment charge of $2,542 was taken in 2018. On October 10, 2018, SWK received $15,869 of cash proceeds following an asset sale by Hooper Holmes, Inc. (“Hooper”). Warrants and common stock were written off in 2018.
(8)	OraMetrix repaid the term loan on May 1, 2018, in conjunction with its sale to Dentsply Sirona, Inc.
(9)	Parnell repaid the term loan on July 30, 2018.
(10)	During 2018, SWK sold its remaining 661,076 shares of Cancer Genetics common stock.
(11)	In February 2016, POZEN, Inc. and Tribute Pharmaceuticals, Inc. combined and were operating under Aralez Pharmaceuticals, Inc. In August 2018, Aralez Pharmaceuticals, Inc. announced a sale of assets and voluntarily filed for Chapter 11 bankruptcy. Warrants were written off in 2018.

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

On the same date, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the TCJA. It provides a “measurement period” lasting through December 22, 2018 to allow registrants time to obtain, prepare and analyze information to complete the accounting required under ASC 740, Income Taxes.  The Company completed its analysis during the measurement period, and there were no measurement period adjustments recognized during the reporting period.

Please refer to Note 10 of the Notes to the Audited Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Comparison of the Years Ended December 31, 2018 and 2017

(in millions)	For the Year Ended December 31,
	2018	2017	Change
Revenues	$26.0	$37.5	$(11.5)
Provision for credit losses and impairment expense	14.1	8.5	5.6
Interest expense	0.2	—	0.2
General and administrative	4.9	4.1	0.8
Other expense, net	(0.7)	(0.9)	0.2
Provision for income taxes	—	15.8	(15.8)
Consolidated net income	6.2	8.3	(2.1)

Revenues

We generated revenues of $26.0 million for the year ended December 31, 2018, which consisted of interest and fees earned on our finance receivables. We generated revenues of $37.5 million for the year ended December 31, 2017, which consisted of $26.9 million in interest and fees earned on our finance receivables and $10.5 million in income related to our investment in an unconsolidated partnership. The net $11.5 million decrease in revenue is primarily driven by the net proceeds received related to our investment in an unconsolidated entity, which on February 23, 2017 sold its U.S. marketing rights to its underlying intellectual property. Please refer to Part II. Item 8. Financial Statements and Supplementary Data, Note 5 of the Notes to the Audited Consolidated Financial Statements for further information on the Holmdel transaction.

Provision for Credit Losses and Impairment Expense

During the year ended December 31, 2018, we recognized impairment expense of $2.5 million and $5.3 million related to the Hooper first lien and ABT second lien, respectively. Of the $5.3 million impairment expense related to ABT, $2.0 million reflects exit costs that were paid upon completion of the sale process. In addition to recognizing an allowance for credit losses of $5.0 million on the ABT first lien, we also recognized an allowance for credit losses of $1.2 million on a royalty purchase. We did not recognize an allowance for credit losses during the year ended December 31, 2017.

During the year ended December 31, 2017, we recognized impairment expense of $7.6 million related to the ABT second lien finance receivable. We also recognized security impairment expense of $0.9 million in connection with a secured royalty financing of a women’s health product due to continued disappointing sales.

Please refer to Item 8. Financial Statements and Supplementary Data, Notes 2 and 9 of the Notes to the Audited Consolidated Financial Statements for further information regarding the allowance for credit losses and impairments taken during the years ended December 31, 2018 and 2017.

Interest, General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $4.9 million for the year ended December 31, 2018 from $4.1 million for the year ended December 31, 2017, which was primarily due to an increase of $0.6 million in professional fees related to due diligence on a potential acquisition that was not consummated, legal fees related to the section 363 sale of Hooper, and a $0.2 million increase in interest expense related to the credit facility. The increase was slightly offset by a $0.1 million decrease in the performance-based bonus expense.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2018 reflected a net fair market value gain of $0.5 million on our warrant derivatives and a net fair market value loss of $1.0 million loss on our equity securities. During the year ended December 31, 2018, a net $0.1 million loss was realized on the write off of three warrants and one equity security, offset by a nominal gain on the sale of equity securities.

Other income (expense), net for the year ended December 31, 2017 reflected a net fair market value loss of $1.1 million on our warrant derivatives, partially offset by a $0.2 million gain on the sale of equity securities.

Income Tax Provision

At December 31, 2018 and 2017, our cumulative gross deferred tax asset was $85.3 million and $86.4 million, respectively. Based on historical and expected future operating performance, we concluded that it was more likely than not that we will not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. The valuation allowance against deferred tax assets was $62.6 million and $63.7 million as of December 31, 2018 and 2017, respectively. We believe it is more likely than not that we will realize approximately $22.7 million of benefit from the U.S. federal and state deferred tax assets in the future.

As of December 31, 2018, we had NOLs for federal income tax purposes of $377.4 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority expiring by 2021. We also had federal research credit carryforwards of $2.7 million. The federal research credits will expire by 2029.

Liquidity and Capital Resources

As of December 31, 2018, we had $20.2 million in cash and cash equivalents, compared to $30.6 million in cash and cash equivalents as of December 31, 2017. The primary driver of the net decrease in our cash balance was new and add-on investment funding of $90.1 million, offset by interest, principal, and fee payments of $61.7 million earned on our finance receivables, including $13.7 million of royalty-related receipts from our Narcan® investment and $37.8 million related to the payoff of three finance receivables.

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

As of December 31, 2018, our portfolio contains $166.6 million of finance receivables and $0.5 million of marketable investments. We expect these assets to generate positive cash flows in 2019. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2019.

We entered into a $20 million revolving credit facility in June 2018. We intend to borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. The total undrawn amount of the credit facility as of December 31, 2018 was $20 million.

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

As of December 31, 2018, our unfunded commitments were as follows (in millions):

Acerus Pharmaceuticals, Inc.	$2.0
Epica International, Inc.	1.8
Veru, Inc.	2.0
Total unfunded commitments	$5.8

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the year ended December 31, 2018, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2018, approximated its carrying value.

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

During 2018, we entered into a revolving credit facility. As we borrow funds to make additional investments, our income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our income, especially to the extent we continue to hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

Inflation

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SWK HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SWK Holdings Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 27, 2019

SWK HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$20,227	$30,557
Accounts receivable	2,195	1,637
Finance receivables, net	166,610	151,995
Marketable investments	532	1,856
Deferred tax asset	22,684	22,725
Warrant assets	2,777	987
Other assets	637	126
Total assets	$215,662	$209,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$2,592	$1,840
Warrant liability	13	91
Total liabilities	2,605	1,931

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,933,674 and 13,053,422 shares issued and outstanding at December 31, 2018 and 2017, respectively	13	13
Additional paid-in capital	4,432,499	4,433,589
Accumulated deficit	(4,219,455)	(4,225,863)
Accumulated other comprehensive income	—	213
Total SWK Holdings Corporation stockholders’ equity	213,057	207,952
Total liabilities and stockholders’ equity	$215,662	$209,883

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017
Revenues
Finance receivable interest income, including fees	$25,978	$26,877
Income related to investments in unconsolidated entity	—	10,530
Other	12	79
Total revenues	25,990	37,486
Costs and expenses:
Provision for loan credit losses	6,179	—
Impairment expense	7,875	8,509
Interest expense	160	—
General and administrative	4,883	4,101
Total costs and expenses	19,097	12,610
Other income (expense), net:
Equity investment losses	(1,035)	—
Unrealized net gain (loss) on derivatives	484	(1,115)
Gain (loss) on sale (write off) of investments	(105)	243
Income before provision for income taxes	6,237	24,004
Provision for income taxes	42	15,753
Consolidated net income	6,195	8,251
Net income attributable to non-controlling interests	—	5,204
Net income attributable to SWK Holdings Corporation stockholders	$6,195	$3,047
Net income per share attributable to SWK Holdings Corporation stockholders:
Basic	$0.47	$0.23
Diluted	$0.47	$0.23
Weighted Average Shares:
Basic	13,051	13,036
Diluted	13,054	13,040

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2018	2017
Consolidated net income	$6,195	$8,251
Other comprehensive income, net of tax
Unrealized gains on investment in securities	—	300
Total other comprehensive income	—	300
Comprehensive income	6,195	8,551
Comprehensive income attributable to non-controlling interests	—	5,204
Comprehensive income attributable to SWK Holdings Corporation stockholders	$6,195	$3,347

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Non- controlling Interests in Consolidated Entity	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
			Additional Paid-In Capital
				Accumulated Deficit
	Common Stock
	Shares	Amount
Balances at December 31, 2016	13,144,292	$13	$4,433,289	$(4,228,910)	$3,756	$(87)	$208,061
Stock-based compensation	—	—	300	—	—	—	300
Issuance of common stock	21,630	—	—	—	—	—	—
Forfeiture of restricted stock	(112,500)	—	—	—	—	—	—
Change in fair value of securities	—	—	—	—	—	300	300
Distributions to non-controlling interests	—	—	—	—	(8,960)	—	(8,960)
Net income	—	—	—	3,047	5,204	—	8,251
Balances at December 31, 2017	13,053,422	13	4,433,589	(4,225,863)	—	213	207,952
Stock-based compensation	—	—	267	—	—	—	267
Issuance of common stock	20,318	—	—	—	—	—	—
Repurchases of common stock in open market	(140,066)	—	(1,357)	—	—	—	(1,357)
Cumulative effect of adoption of ASU 2016-01	—	—	—	213	—	(213)	—
Net income	—	—	—	6,195	—	—	6,195
Balances at December 31, 2018	12,933,674	$13	$4,432,499	$(4,219,455)	$—	$—	$213,057

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$6,195	$8,251
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investments in unconsolidated entity	—	(10,530)
Provision for loan credit losses	6,179	—
Impairment expense	7,875	8,509
Deferred income taxes	31	15,745
Change in fair value of derivatives	(484)	1,115
Equity investment losses	1,035	—
Gain (loss) on sale (write off) of investments	105	(243)
Finance receivable discount amortization and fee accretion	487	(1,926)
Interest paid-in-kind	(191)	(1,779)
Stock-based compensation	267	300
Interest income in excess of cash collected	(249)	(534)
Other	28	17
Changes in operating assets and liabilities:
Accounts receivable	(558)	(583)
Other assets	202	(42)
Accounts payable and other liabilities	(1,296)	1,158
Net cash provided by operating activities	19,626	19,458

Cash flows from investing activities:
Cash distributions from investments in unconsolidated entity	—	17,515
Proceeds from sale of equity securities	221	345
Investment in finance receivables	(90,110)	(37,432)
Repayment of finance receivables	61,706	7,368
Marketable investment principal payment	69	93
Other	(16)	(12)
Net cash used in investing activities	(28,130)	(12,123)

Cash flows from financing activities:
Repurchases of common stock, including fees and expenses	(1,357)	—
Debt issuance costs	(469)	—
Distribution to non-controlling interests	—	(8,960)
Net cash used in financing activities	(1,826)	(8,960)

Net decrease in cash and cash equivalents	(10,330)	(1,625)
Cash and cash equivalents at beginning of period	30,557	32,182
Cash and cash equivalents at end of period	$20,227	$30,557

Supplemental noncash flow activity:
Warrants received in connection with finance receivables	$1,490	$1,188
Common stock received in connection with amendment of finance receivable	$—	$150

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

As of March 22, 2019, the Company and its partners have executed transactions with 34 different parties under its specialty finance strategy, funding an aggregate $504 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Variable Interest Entities

An entity is referred to as a VIE if it possesses one of the following criteria: (i) it is thinly capitalized, (ii) the residual equity holders do not control the entity, (iii) the equity holders are shielded from the economic losses, (iv) the equity holders do not participate fully in the entity’s residual economics, or (v) the entity was established with non-substantive voting interests. The Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the activities of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. Along with the VIEs that are consolidated in accordance with these guidelines, the Company also holds variable interests in other VIEs that are not consolidated because it is not the primary beneficiary. The Company continually monitors both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause the primary beneficiary to change. See Note 5 of the Notes to the Consolidated Financial Statements for further discussion of VIEs.

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

Marketable Investments

The Company’s marketable investment portfolio includes a debt security as of December 31, 2018. The debt security is classified as an available-for-sale security, which is reported at fair value with unrealized gains or losses recorded in statements of income, net of applicable income taxes. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than-temporarily impaired using all available information about the collectability of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

Derivatives

All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of income. If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the consolidated statements of income, or recorded in other comprehensive income. The Company had no derivatives designated as hedges as of December 31, 2018 and 2017. The Company holds warrants issued to the Company in conjunction with term loan investments discussed in Note 2. These warrants meet the definition of a derivative and are included in warrant assets in the consolidated balance sheets. The Company issued a warrant on its own common stock as discussed in Note 6. This warrant meets the definition of a derivative and is reflected as a warrant liability at fair value in the consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2018 or 2017, as all of our cash was held in checking or savings accounts.  As of December 31, 2018, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.  The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

Interest and Accounts Receivable

The Company records interest receivable on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. When management does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the loan on nonaccrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or the Company believes the portfolio company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. The Company recognized $6.2 million in provision for loan credit losses during 2018 but did not recognize any provision for loan credit losses during 2017.

Accounts receivable for management fees are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. As of December 31, 2018 and 2017, the allowance for doubtful accounts was zero.

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

The Company performs ongoing credit evaluations of its partner companies and generally requires collateral.  For the year ended December 31, 2018, one partner company accounted for 10 percent of total revenue. For the year ended December 31, 2017, two partner companies accounted for 51 percent of total revenue.

The Company does not expect its current or future credit risk exposures to have a significant impact on its operations. However, there can be no assurance that its business will not experience any adverse impact from credit risk in the future.

Segment Reporting

The Company operates in one operating segment with a single management team that reports to the chief executive officer, who is its chief operating decision maker. Accordingly, the Company does not prepare discrete financial information with respect to separate product lines and does not have separately reportable segments.

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

Non-controlling Interests

Non-controlling interests represent third-party equity ownership in certain of the Company’s consolidated subsidiaries, VIEs or investments and are presented as a component of equity. See Notes 5 and Note 8 of the Notes to the Consolidated Financial Statements for further discussion of non-controlling interests.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA makes broad and complex changes to the U.S. tax code. On the same date, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the TCJA. It provides a “measurement period” lasting through December 22, 2018 to allow registrants time to obtain, prepare and analyze information to complete the accounting required under ASC 740, Income Taxes.  The Company completed its analysis during the measurement period, and there were no measurement period adjustments recognized during 2018. Please refer to Note 10 of the Notes to the Consolidated Financial Statements.

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

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017
Numerator:
Net income attributable to SWK Holdings Corporation stockholders	$6,195	$3,047

Denominator:
Weighted-average shares outstanding	13,051	13,036
Effect of dilutive securities	3	4

Weighted-average diluted shares	13,054	13,040

Basic net income per share	$0.47	$0.23
Diluted net income per share	$0.47	$0.23

As of December 31, 2018 and 2017, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 271,000 and 287,000 shares, respectively, have been excluded from the calculation of diluted net income per share as these securities were anti-dilutive.

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

The carrying value of finance receivables are as follows (in thousands):

	As of December 31,
Portfolio	2018	2017
Term Loans	$136,379	$118,533
Royalty Purchases	36,410	35,121
Total before allowance for credit losses	172,789	153,654
Allowance for credit losses	(6,179)	(1,659)
Total carrying value	$166,610	$151,995

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

▪     regulatory environment; and

▪     any other relevant factors predicting investment recovery.

The following table presents nonaccrual and performing loans by portfolio segment (in thousands):

	December 31, 2018			December 31, 2017
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term Loans	$8,337	$128,042	$136,379	$11,402	$107,131	$118,533
Royalty Purchases	5,784	24,447	30,231	—	33,462	33,462

Total carrying value	$14,121	$152,489	$166,610	$11,402	$140,593	$151,995

As of December 31, 2018 and 2017, the Company had two term loans associated with two portfolio companies in nonaccrual status with a carrying value, net of provision for credit loss allowance, of $14.1 million and $11.4 million, respectively. The Company collected $0.6 million on one nonaccrual loan during the year ended December 31, 2018 and no cash on nonaccrual loans was collected during the year ended December 31, 2017. Of the two nonaccrual term loans as of December 31, 2018, no loans are deemed to be impaired. (Please see ABT Molecular Imaging, Inc., B&D Dental Corporation, and Hooper Holmes, Inc. below for further details regarding nonaccrual term loans.)

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

On June 13, 2018, ABT filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to implement a restructuring that would entail either a sale of substantially all of ABT’s assets under section 363 of the bankruptcy code or confirmation of a plan that would convert a portion of the Company’s outstanding secured indebtedness into 100 percent of the equity of reorganized ABT. The Company agreed to provide ABT up to $1.65 million of secured, debtor-in-possession financing to support ABT’s proposed bankruptcy restructuring.

On October 31, 2018, ABT announced that it entered into an asset purchase agreement with Best ABT, Inc., a wholly-owned subsidiary of Best Medical International, Inc. (“Best”), for aggregate consideration of (i) $500,000, paid over ten years in equal quarterly installments, plus (ii) a ten percent royalty on ABT’s net sales, including any commercialized improvements made to ABT’s technology, paid quarterly for the ten year period from closing pursuant to a royalty security agreement by and between Best and SWK Funding LLC, a wholly-owned subsidiary of the Company (“SWK Funding”). SWK Funding will receive 100 percent of the consideration. On November 8, 2018, the Bankruptcy Court approved the asset sale transaction, and the Company has no further funding liabilities.

During the year ended December 31, 2018, the Company re-evaluated its collateral position, considering the expected outcome of the Chapter 11 process, and as a result, the Company recognized impairment expense of $5.3 million to write off the second lien term loan, as well as provision for credit losses of $5.0 million to reflect the Best royalty at its estimated fair value of $5.8 million as of December 31, 2018.

B&D Dental Corporation (“B&D”)

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60,000. The loan was scheduled to mature on December 10, 2018. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of December 31, 2018, the total amount funded was $8.3 million. B&D is currently evaluating strategic options, including a potential sale of the business.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During 2016 and 2018, the Company executed three additional amendments to the loan to advance an additional $0.7 million in order to directly pay critical vendors and protect the value of the collateral. The Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of December 31, 2018.

Hooper Holmes, Inc. (“Hooper”)

On May 12, 2017, the Company provided a $6.5 million term loan to Hooper to support its merger with Provant Health Solutions, LLC (“Provant”). On August 8, 2017, the Company provided an additional $2.0 million term loan with terms similar to the original term loan. The $2.0 million August 2017 term loan was scheduled to mature on February 1, 2018. In late January, Hooper informed the Company of tight liquidity and that it was unable to repay the full $2.0 million; thus, the Company agreed to extend the maturity for twelve weeks to April 30, 2018 in exchange for a partial repayment of $0.3 million on February 1, 2018 and an additional $0.3 million on March 15, 2018. However, in mid-March, Hooper informed the Company that it was unable to repay the $0.3 million that was due on March 15, 2018. The Company required Hooper to retain financial advisors to evaluate strategic options, which included a potential sale of the business.

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

On October 10, 2018, the Company received $15.6 million of cash proceeds from the asset sale, with an additional $0.2 million collected pursuant to the bankruptcy court approved estate wind down budget.

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

Note 3. Marketable Investments

Investment in marketable securities at December 31, 2018 and 2017 consist of the following (in thousands):

	Year Ended December 31,
	2018	2017
Corporate debt securities	$532	$600
Equity securities	—	1,256
Total	$532	$1,856

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of December 31, 2018 and 2017, are as follows (in thousands):

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$532	$—	$—	$532

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$600	$—	$—	$600

The following table presents the proceeds from sales and realized net gains and losses on equity securities that were sold during the year ended December 2018 and 2017. The table also includes unrealized net losses on equity securities as prescribed by ASC 321, “Investment - Equity Securities.” ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” was adopted on January 1, 2018, at which time a cumulative effect adjustment of $213,000 was recorded to reclassify the amount of accumulated unrealized gains related to equity securities from accumulated other comprehensive income to retained earnings (in thousands):

	December 31,
	2018	2017
Proceeds from sale of equity securities	221	345
Gain (loss) on sale (write off) of investments	(105)	243
Equity investment losses reflected in the Consolidated Statements of Income	(1,035)	—

The Company did not have any investments in marketable securities with unrealized losses at December 31, 2018.

Equity securities with unrealized losses, aggregated by length of time that individual securities have been in a continuous loss position as of December 31, 2017, were as follows (in thousands):

December 31, 2017	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	—	—	33	(117)	33	(117)

Equity Securities

During the year ended December 31, 2018, the Company recognized a nominal net gain on the sale of 661,076 shares of Cancer Genetics common stock and the write off of its equity securities in Hooper due to the announcement of its section 363 sale in August (please refer to Note 2 for further details on the Hooper section 363 sale). The Company had no equity securities as of December 31, 2018.

During the year ended December 31, 2017, the Company sold 75,000 shares of Cancer Genetics common stock, which resulted in a realized gain of $0.2 million. As of December 31, 2017, the Cancer Genetics and Hooper Holmes equity securities were reflected at their respective fair value of $1.2 million and $33,000 respectively.

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

The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the year ended December 31, 2018 and 2017 was $69,000 and $93,000, respectively, which was credited to the notes’ carrying value. As of December 31, 2018, the notes are reflected at their estimated fair value of $0.5 million.

Note 4. Revolving Credit Facility

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

The Loan Agreement has an advance rate against the Company’s finance receivables portfolio, including 85 percent against senior first lien loans, 70 percent against second lien loans and 50 percent against royalty receivables, subject to certain eligibility requirements as defined in the Loan Agreement. The Loan Agreement contains certain affirmative and negative covenants, including minimum asset coverage and minimum interest coverage ratios. As of December 31, 2018, the Company was in compliance with its covenants.

During the year ended December 31, 2018, the Company recognized $0.2 million of interest expense, which is included in costs and expenses. As of December 31, 2018, no amount was outstanding under the Loan Agreement, and $20 million was available for borrowing.

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

Unconsolidated VIE

For the year ended December 31, 2018, the Company did not recognize any income or receive any cash distributions from Holmdel. For the year ended December 31, 2017, the Company recognized $10.5 million of equity method gains. The amount of equity method gains attributable to the non-controlling interest in SWK HP was $5.2 million. In addition, SWK HP received cash distribution totaling $17.5 million during the year ended December 31, 2017,of which $9.0 million was subsequently paid to holders of the non-controlling interests in SWK HP.

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

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the consolidated balance sheets. The Company recorded a nominal gain for the year ended December 31, 2018 and 2017. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2018	2017
Dividend rate	—	—
Risk-free rate	2.5%	2.0%
Expected life (years)	1.7	2.7
Expected volatility	18.6%	21.9%

The changes on the value of the warrant liability during the years ended December 31, 2018 and 2017 were as follows (in thousands):

Fair value – December 31, 2016	$189
Issuances	—
Change in fair value	(98)
Fair value – December 31, 2017	91
Issuances	—
Changes in fair value	(78)
Fair value – December 31, 2018	$13
43

Note 7. Commitments and Contingencies

Lease Obligations

The Company’s corporate headquarters is in Dallas, Texas, where it leases approximately 2,400 square feet.  Total rent expense recognized under the lease was $55,000 and $57,000 for the years ended December 31, 2018 and 2017, respectively. The office lease expires in May 2020. Future minimum rent is as follows (in thousands):

2019	$60
2020	26
2021	—
Total future minimum rent with non-cancellable terms of one year or more	$86

Other Contractual Obligations

As of December 31, 2018, the Company had an unfunded commitments of $5.8 million on three loans (please refer to Off-Balance Sheet Arrangements in Part II, Item 7 for further details on unfunded commitments). There are no earnout payments contracted to be paid by us to any of our partner companies, nor are there any unfunded commitments on the royalty purchases.

 The unfunded commitment is contingent upon a borrower reaching an established revenue threshold or other performance metrics on or before a specified date or period of time per the terms of the credit agreement, and is only subject to being advanced as long as an event of default does not exist.

Litigation

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources.  The Company cannot predict the timing or outcome of these claims and other proceedings. As of December 31, 2018, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2018 and 2017.

Note 8. Stockholders’ Equity

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 250,000,000.

On December 21, 2018, the Board of Directors of the Company authorized a stock repurchase program, which is more fully described in Part II, Item 5 under Issuer Purchases of Equity Securities. The maximum number of shares that may yet be purchased under the plan is 251,991 shares at December 31, 2018.

Preferred Stock

The Company’s board of directors (the “Board”) may, without further action by the stockholders, issue one or more series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2018, no shares of preferred stock have been issued.

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

The Company’s Chief Executive Officer, (“CEO”) received a grant of options to acquire up to 75,000 shares of the Company’s common stock, effective as of January 28, 2019. The options have a per-share exercise price of $12.50. The options are subject to vesting in equal annual installments over a three-year period based on the CEO’s continued employment with the Company. The options are subject to accelerated vesting upon a termination of the CEO’s employment if the CEO’s employment is terminated by the CEO for “Good Reason” as defined in the CEO’s employment agreement effective as of January 1, 2019. Furthermore, the 2012 and 2014 options received by the CEO were amended to extend the expiration dates to December 31, 2021. The options are forfeited and of no force and effect to the extent the options have not vested or become exercisable on or before December 31, 2021.

The CEO also received a restricted stock award of 37,500 shares of restricted stock, subject to terms and conditions of the award agreement and the 2010 Stock Incentive Plan. The restricted stock is subject to vesting in equal annual installments over a three-year period but only to the extent the CEO is employed by or performing services for the Company. However, the restricted stock shall vest upon the CEO’s death, “Disability” and “Good Reason,” as defined in the Employment Agreement between the Company and the CEO effective January 1, 2019.

The following table summarizes activities under the 2010 Stock Incentive Plan for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2016	190,000	$11.25	6.9	$169.4
Options canceled and retired	—
Options exercised	—
Options granted	—
Balances, December 31, 2017	190,000	11.25	5.9	214.4
Options canceled and retired	—
Options exercised	—
Options granted	—
Balances, December 31, 2018	190,000	11.25	4.9	90.0

Options vested and exercisable and expected to be vested and exercisable at December 31, 2018	190,000	$11.25	4.9	90.0
Options vested and exercisable at December 31, 2018	76,250	$11.97	4.9	86.3
45

At December 31, 2018, there were 0.3 million shares reserved for issuance under the 2010 Stock Incentive Plan, and the Company had $25,000 of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 0.5 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2018:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$8.30	75,000	3.4	$8.30	18,750	$8.30
9.61	15,000	7.5	9.61	7,500	9.61
13.70	100,000	5.6	13.70	50,000	13.70
Total	190,000	4.9	11.25	76,250	11.97

Employee stock-based compensation expense recognized for time-vesting options for the years ended December 31, 2018 and 2017, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plan.

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

During the year ended December 31, 2017, 112,500 shares of restricted stock were forfeited back to the Company. During the years ended December 31, 2018 and 2017, no restricted shares were granted, or vested. As of December 31, 2018, there are no shares of restricted stock outstanding, and the Company did not recognize any expense related to restricted stock for the years ended December 31, 2018 and 2017.

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

During the years ended December 31, 2018 and 2017, the Board approved compensation for Board services by granting 20,318 and 21,630 shares, respectively, of common stock as compensation for the non-employee directors. During each of the years ended December 31, 2018 and 2017, the Company recorded approximately $0.2 million in Board compensation expense. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for both years ended December 31, 2018 and 2017 was $0.3 million.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2018 and 2017.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of its equity method investments included in the consolidated balance sheets as of December 31, 2018 and 2017.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$2,777	$—	$—	$2,777
Marketable investments	532	—	—	532

Financial Liabilities:
Warrant liability	$13	$—	$—	$13

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$987	$—	$—	$987
Marketable investments	1,856	1,256	—	600

Financial Liabilities:
Warrant liability	$91	$—	$—	$91

The changes on the value of the warrant assets during the years ended December 31, 2018 and 2017 were as follows (in thousands):

Fair value – December 31, 2016	$1,013
Issuance	1,392
Canceled	(205)
Change in fair value	(1,213)
Fair value – December 31, 2017	987
Issuance	1,490
Canceled	(105)
Change in fair value	405
Fair value – December 31, 2018	$2,777
48

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

December 31,
	2018	2017
Dividend rate	—	—
Risk-free rate	2.5% to 2.6%	2.0% to 2.3%
Expected life (years)	4.8 to 7.9	2.6 to 6.6
Expected volatility	67.6% to 101.8%	72.5% to 95.7%

The following table presents financial assets measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Impaired loans	$8,227	$—	$—	$8,227
December 31, 2017
Impaired loans	$6,087	$—	$—	$6,087

Please refer to Note 2 for further information on impaired loans.

There were no remeasured liabilities at fair value on a non-recurring basis during the year ended December 31, 2018 or 2017.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in unconsolidated entity.

For the year ended December 31, 2018 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$20,227	$20,227	$20,227	$—	$—
Finance receivables	166,610	166,610	—	—	166,610
Marketable investments	532	532	—	—	532
Warrant assets	2,777	2,777	—	—	2,777

Financial Liabilities
Warrant liability	$13	$13	$—	$—	$13

For the year ended December 31, 2017 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$30,557	$30,557	$30,557	$—	$—
Finance receivables	151,995	151,995	—	—	151,995
Marketable investments	1,856	1,856	1,256	—	600
Warrant assets	987	987	—	—	987

Financial Liabilities
Warrant liability	$91	$91	$—	$—	$91
49

Note 10. Income Taxes

The components of income before income tax provision are as follows (in thousands):

	December 31,
	2018	2017
U.S.	$6,237	$24,004

During the years ended December 31, 2018 and 2017, the Company’s provision for (benefit from) income taxes was as follows (in thousands):

	December 31,
	2018	2017
Current provision	$11	$8
Deferred provision	31	15,745
Total provision for income taxes	$42	$15,753

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2018	2017
Federal tax provision at statutory rate	$1,312	$8,402
Change in valuation allowance	(1,137)	(46,498)
Change in statutory rate	—	55,857
Other	(167)	(187)
Write off of expired deferred tax assets	1	—
Provision related to non-controlling interest	33	(1,821)
Total provision for income taxes	$42	$15,753

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

As of December 31, 2018, the Company had cumulative net income before tax for the three years then ended. Based on its historical operating performance, the Company has concluded that it was more likely than not that the Company would not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. However, the Company has concluded that it is more likely than not that the Company will be able to realize approximately $22.7 million benefit of the U.S. federal and state deferred tax assets in the future.

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

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statements of income for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $62.6 million and $63.7 million as of December 31, 2018 and 2017, respectively.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Credit carryforward	$2,660	$2,660
Stock based compensation	313	300
Other	3,043	4,596
Net operating losses	79,250	78,889

Gross deferred tax assets	85,266	86,445
Valuation allowance	(62,582)	(63,720)
Net deferred tax assets	$22,684	$22,725

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

As of December 31, 2018, the Company had NOL carryforwards for federal income tax purposes of approximately $377.4 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021.

The Company also had federal research carryforwards of $2.7 million. The federal credits will expire by 2029.

The Company records liabilities, where appropriate, for all uncertain income tax positions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The adoption of these provisions did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows. At December 31, 2018, the Company did not have any unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1998 through December 31, 2018, due to carryforward of unutilized net operating losses and research and development credits.  The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2018.

Note 11. Subsequent Events

Aimmune Therapeutics, Inc.

On February 5, 2019, SWK Funding entered into a limited partnership agreement with KKR Peanut Co-Invest GP LLC (“KKR”) pursuant to which SWK Funding made a commitment for an indirect investment of $5.0 million, or a 2.9 percent interest, in the first lien senior secured term loan of up to $170.0 million made to Aimmune Therapeutics, Inc. (“Aimmune”). SWK Funding provided $1.2 million of the $40.0 million advanced to Aimmune at closing. Aimmune must draw an additional $85.0 million if certain conditions are fulfilled on or prior to December 31, 2020 and may draw an additional $45.0 million if certain conditions are fulfilled on or prior to July 31, 2020. The loan bears interest at the greater of (a) one month LIBOR and (b) 1.00 percent plus a margin of 7.50 percent, payable quarterly in arrears, beginning on March 31, 2019. For the first six interest payment dates, Aimmune has the option to elect whether interest payments due will be paid in cash or paid in kind and capitalized. The loan matures on January 3, 2025. Fifty percent of the outstanding principal balance is scheduled to amortize on December 31, 2023, with the remaining 50 percent to be paid in equal installments through maturity.

Cheetah Medical, Inc.

On January 15, 2019, SWK Funding entered into a credit agreement pursuant to which it provided to Cheetah Medical, Inc. (“Cheetah”) a term loan in the principal amount of $20.0 million. The loan matures on January 15, 2024. SWK Funding provided $18.0 million at closing. Cheetah drew down the additional $2.0 million in February 2019, as the subsequent term loan condition outlined in the credit agreement was met. The loan bears interest at the greater of (a) three month LIBOR, subject to a maximum of 4.25 percent, and (b) 2.25 percent plus a margin of 8.5 percent, payable in cash quarterly in arrears, beginning on February 15, 2019. SWK Funding syndicated $10.0 million of the loan to an unaffiliated investor in February 2019.

EyePoint Pharmaceuticals, Inc.

On February 13, 2019, EyePoint Pharmaceuticals, Inc. repaid its term loan with SWK Funding. SWK Funding received approximately $23.4 million at pay-off, which included accrued interest, prepaymet penalty, and exit fees.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2018, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the principal headings “ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF ETHICS AND CONDUCT”, the information regarding executive officers of the Company under the subheading “Executive Officers”, and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading “CORPORATE GOVERNANCE,” in the Company’s 2019 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the principal headings “DIRECTOR COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION,” and “RELATED INFORMATION” in the Company’s 2019 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings “EQUITY COMPENSATION PLAN INFORMATION” and “OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY” in the Company’s 2019 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the principal heading “TRANSACTION WITH RELATED PERSONS” in the Company’s 2019 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the subheadings “Audit Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” below the principal heading “AUDIT FEES” in the Company’s 2019 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Exhibits:  See attached Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2019.

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

Date: March 28, 2019	By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2019	By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 28, 2019	By:	/s/ D. Blair Baker
D. Blair Baker
Director

Date: March 28, 2019	By:	/s/ Christopher W. Haga
Christopher W. Haga
Director

Date: March 28, 2019	By:	/s/ Edward B. Stead
Edward B. Stead
Director

Date: March 28, 2019	By:	/s/ Michael Weinberg
Michael Weinberg
Director
56

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	3.1	05/04/00

3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 29, 2001.	S-8	4.02	07/03/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	4.03	01/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	3.04	01/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.	10-K	3.05	03/31/10

3.06	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of SWK Holdings Corporation	10-Q	3.01	08/14/15

3.07	Amended and Restated Bylaws as of May 20, 2015	8-K	3.02	05/21/15

4.01	Form of Specimen Common Stock Certificate.	S-1/A	4.01	09/21/99

4.02	Form of Rights Certificate (Exhibit B to Rights Agreement filed as Exhibit 4.03 hereto)	8-K	4.01	04/14/16

4.03	Rights Agreement, dated as of April 8, 2016 by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K	4.02	04/14/16

4.04	Common Stock Purchase Warrant to Purchase 100,000 (as adjusted to reflect a net 1-for-10 reverse stock split) shares of the Company’s common stock dated September 6, 2013 issued to Double Black Diamond, L.P.	8-K	4.1	09/09/13

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.*	10-Q	10.01	11/14/06

10.02	2010 Equity Incentive Plan.*	10-Q	10.1	11/09/10

10.03	SWK Holdings Corporation 2010 Equity Incentive Plan Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10
57

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.04	Contract purchase agreement between SWK Holdings Corporation and PBS Capital Management, dated May 14, 2012	10-Q	10.05	05/15/12

10.05	Loan Agreement, dated as of September 6, 2013, among the Company, SWK Funding LLC, SWK Advisors LLC, SWK HP Holdings GP LLC. and Double Black Diamond, L.P.	8-K	10.1	09/09/13

10.06	Pledge and Security Agreement, dated as of September 6, 2013, among the Company, SWK Funding LLC, SWK Advisors LLC, SWK HP Holdings GP LLC, and Double Black Diamond L.P.	8-K	10.2	09/09/13

10.07	Voting Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.3	09/09/13

10.08	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.4	09/09/13

10.09	Agreement dated March 1, 2017 between SWK Holdings Corporation and Pine Hill Group, LLC	10-K	10.09	03/17/17

10.10	Employment Agreement, dated January 28, 2019, between the Company and Winston L. Black III.*	8-K	10.1	01/30/19

10.11	Royalty Agreement, dated April 2, 2013, among SWK Funding LLC, Bess Royalty, L.P. and InSite Vision Incorporated.**#	S-1/A	10.13	04/01/14

10.12	Amended and Restated Limited Partnership Agreement of Holmdel Pharmaceuticals, L.P., dated December 20, 2012, among HP General Partner, LLC, Brett Pope, an individual, and the limited partners named therein.**#	S-1/A	10.14	06/11/14

10.13	First Amendment to Amended and Restated Limited Partnership Agreement of Holmdel Pharmaceuticals, L.P., effective as of December 20, 2012, among HP General Partner, LLC, SWK HP Holdings, LP and Holmdel Therapeutics, LLC.**#	S-1/A	10.15	06/11/14

58

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.14	Securities Purchase Agreement, dated August 18, 2014, between SWK Holdings Corporation and Carlson Capital, L.P.	8-K/A	10.1	08/21/14

10.15	Stockholders’ Agreement, dated August 18, 2014, among Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd. and SWK Holdings Corporation	8-K	10.2	08/19/14

10.16	Royalty Agreement dated December 13, 2016, among SWK Funding LLC and Opiant Pharmaceuticals, Inc.	10-K	10.16	3/29/18

10.17	Purchase and Sale Agreement for Distressed Assets dated June 24, 2016 between SWK Funding LLC and Sindex SSI Lending LLC	8-K	10.1	07/01/16

10.18	Securities Transfer Agreement dated June 24, 2016 by and between SWK Funding LLC, SWK Holdings Corporation, and Sindex SSI Lending LLC	8-K	10.2	07/01/16

10.19	Credit Agreement dated May 20, 2016 among SBT Holdings, Inc., dba Keystone Dental, and SWK Funding LLC	8-K	10.1	05/26/16

21.01	Subsidiaries				X

23.01	Consent of Independent Registered Public Accounting Firm - BPM LLP				X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
59

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

**	These certifications accompany SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings, except to the extent that SWK specifically incorporates it by reference.

#	Confidential treatment is requested for certain confidential portions of these exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from these exhibits and filed separately with the Securities and Exchange Commission

+	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
60