Form 10-K/A
period 2018-12-31
SWK Holdings Corp
filed 2019-04-30
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

On April 25, 2019, the Registrant had outstanding approximately 12,897,646 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of SWK Holdings Corporation (the “Company” or “SWK”) for the year ended December 31, 2018, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2019 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2018. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2018.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is amending and refiling Item 15 of Part IV, to reflect the inclusion of the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and with our filings with the SEC subsequent to the filing of our Original Filing.

SWK Holdings Corporation

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names of our directors and information about each (including their ages as of April 20, 2019):

		Committee		Director
Name	Age	Memberships	Principal Occupation	Since
Michael D. Weinberg	54	Governance, Compensation	Partner and Senior Advisor of Carlson Capital, L.P.	2009

D. Blair Baker	58	Audit	President, Precept Capital Management	2014

Christopher W. Haga	51	Compensation	Portfolio Manager and Head of Strategic Investments, Carlson Capital, L.P.	2014

Edward B. Stead	72	Audit, Governance	Private Investor	2014

The following sets forth biographical information and the qualifications and skills for our executive officers and the members of our board of directors:

Winston Black. Mr. Black, age 43, was appointed CEO in January 2016. Prior to that time, Mr. Black served as Managing Director. Mr. Black joined SWK in May 2012 from PBS Capital Management, LLC, an investment management business investing in pharmaceutical royalties and healthcare equities that Mr. Black co-founded in 2009. Prior to PBS Capital, Mr. Black was a Senior Portfolio Analyst at Highland Capital Management, L.P. from September 2007 to March 2009 where he managed a portfolio of approximately $2 billion in healthcare investments. Prior to joining Highland, Mr. Black served as COO/Analyst and Chief Compliance Officer at Mallette Capital Management, Inc., a $200 million biotech focused hedge fund. Prior to Mallette Capital, Mr. Black was Vice President, Corporate Development for ATX Communications, Inc. Mr. Black began his career as an Analyst in the Healthcare and Telecommunications groups at Salomon Smith Barney. Mr. Black received MBAs with distinction from both Columbia Business School and London Business School and received a BA in Economics from Duke University, where he graduated Cum Laude.

Charles Jacobson. Charles Jacobson, age 47, was appointed CFO in September 2012. Since April 2019, Mr. Jacobson serves as the Partner of Strategic Growth for CFGI, LLC (“CFGI”). CFGI provides management level finance, accounting and transaction advisory services to middle market public and private companies. From 2007 to 2019, Mr. Jacobson served as the CEO and Managing Director of Pine Hill Group, LLC (“Pine Hill”), a consulting firm which he co-founded in 2007. Pine Hill was acquired by CFGI in April 2019. Mr. Jacobson serves as Director, Interim CEO, and Interim CFO of The PMI Group, Inc. (“PMI”), positions he has held since 2017, 2016, and 2015, respectively. Since 2015, Mr. Jacobson serves as CFO and Director of Parkview Capital Credit, Inc., a Business Development Corporation providing mezzanine debt and equity capital to lower middle market companies. From 2012 to 2013, Mr. Jacobson served as CEO and CFO of Pro Capital, LLC (“Pro Cap”), an investment management business specializing in investments of municipal tax liens. Mr. Jacobson also served on Pro Cap’s board of managers from 2012 to 2014. From 2008 to 2011, Mr. Jacobson served as CFO of FS Investment Corporation pursuant to an agreement between Pine Hill and FS Investment Corporation. From 2001 to 2007, Mr. Jacobson worked for ATX Communications, Inc. (“ATX”), becoming the organization’s senior vice president of finance where he was responsible for managing ATX’s finance organization. Prior to working for ATX, Mr. Jacobson held senior managerial audit positions with Ernst & Young LLP from 1999 to 2000 and with BDO Seidman, LLP from 1996 to 1999, where he was responsible for audit engagements of private, pre-IPO and publicly traded companies in a variety of different industries. Mr. Jacobson began his professional career in 1993 at a regional public accounting firm where he performed audits on governmental entities. Mr. Jacobson is a Certified Public Accountant and holds a B.S. in Accounting from Rutgers University.

Michael D. Weinberg. Mr. Weinberg has served on the Board since December 2009 and was recommended as a nominee to the Board by Carlson Capital, L.P. (“Carlson Capital”), an investment management business which, as of April 13, 2018, beneficially owned 70.7% of our outstanding Common Stock. Mr. Weinberg is a Partner and Senior Advisor at Carlson Capital and has served in a variety of investment and operational roles at Carlson Capital since November 1999. From January 1996 to November 1999, Mr. Weinberg was Director of Investments at Richmont Capital Partners, L.P., the investment affiliate of privately-held Mary Kay Cosmetics. Prior to Mary Kay, Mr. Weinberg also held positions as an analyst for Greenbrier Partners, a value-oriented hedge fund, and as an associate attorney for the law firm of Baker Botts L.L.P. Mr. Weinberg holds a B.A. degree from the Plan II Liberal Arts Honors Program and a J.D. degree, both from the University of Texas at Austin. Mr. Weinberg is a CFA Charterholder. Mr. Weinberg is also a Director of Barbican Group Holdings Limited, an insurance company operating at Lloyds of London.

Edward B. Stead. Mr. Stead was appointed to the Board in August 2014. Mr. Stead began his career as a lawyer at IBM from 1973 to 1985. He then served at Apple Computer, Inc. from 1987 until 1996, where he held titles up to and including Senior Vice President, General Counsel and Secretary. At Apple, Mr. Stead led the significant advance of Apple in filing of patented inventions. He also served as Executive Vice President, General Counsel and Secretary of Blockbuster, Inc. from 1997 until 2006. Mr. Stead has served on the Legal Advisory Boards of both the NYSE and the NASD. He is currently a member of the American Law Institute. Mr. Stead’s current primary occupation is a private investor.

D. Blair Baker. Mr. Baker was appointed to the Board in August 2014. Mr. Baker has served as the president of Precept Capital Management (“Precept”), an investment management company based in Dallas, Texas, since he founded Precept in 1998. Precept invests across multiple industries and asset types, focusing primarily on publicly-traded securities. His investments in the healthcare sector have included pharmaceutical, medical device, biotech, medical services and medical technology. He has extensive relationships throughout the industry. Mr. Baker also formed an oil and gas operating company with ongoing operations in the Fort Worth Basin in North Texas. Other relevant prior experience includes Mr. Baker’s position as vice president and securities analyst covering telecommunications equipment companies at Rauscher Pierce Refsnes (later acquired by RBC) and as a member of the research team at Friess Associates that managed $7 billion of client assets.

Christopher W. Haga. Mr. Haga was appointed to the Board in August 2014, Mr. Haga is Portfolio Manager and Head of Strategic Investments at Carlson Capital. Mr. Haga, who joined Carlson Capital in 2003, has 25 years of experience in public and private investing, investment banking and structured finance. His role at Carlson Capital includes public and private investing in financial institutions, energy companies and special situations. Prior to Carlson Capital, Mr. Haga held investment banking and principal investing roles at RBC Capital Markets, Stephens, Inc., Lehman Brothers (London) and Alex. Brown & Sons. Mr. Haga holds a B.S. degree in Business Administration from the University of North Carolina at Chapel Hill and an M.B.A. degree from the University of Virginia. Mr. Haga is also Chairman of Barbican Group Holdings Limited, an insurance company operating at Lloyds of London, and is a director of Consolidated-Tomoka Land Co.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2018, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders.

Committees of the Board

The Board has three standing committees: the audit committee, the compensation committee, and the governance and nominating committee.

Audit Committee. We have a standing audit committee of the Board (the “Audit Committee”) established in accordance with Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Audit Committee are Messrs. Baker (Chair) and Stead. Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under The Nasdaq Stock Market Rules and the rules of the Securities and Exchange Commission (“SEC”). In addition, the Board determined that Mr. Baker and Mr. Stead are each considered an “audit committee financial expert” as defined in the rules of the SEC.

The Audit Committee met 4 times in 2018. The Board has adopted a written charter for the Audit Committee, a copy of which is posted in the Corporate Governance section of our Internet website (at www.swkhold.com). The principal functions of the Audit Committee are to oversee our accounting and financial reporting processes and the audits of our financial statements, oversee our relationship with our independent auditors, including selecting, evaluating and setting the compensation of, and approving all audit and non-audit services to be performed by the independent auditors, and facilitate communication among our independent auditors and our financial and senior management.

Compensation Committee. We have a standing compensation committee of the Board (the “Compensation Committee”). The members of our Compensation Committee are Messrs. Weinberg (Chair) and Haga.

The Compensation Committee met one time in 2018. Each current member of the Compensation Committee meets the independence and other requirements to serve on our Compensation Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

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

Governance and Nominating Committee. We have a standing governance and nominating committee of the Board (the “Governance and Nominating Committee”). The members of our Governance and Nominating Committee are Mr. Weinberg (Chair) and Mr. Stead. The Governance and Nominating Committee met one time in 2018. It took all required action by written consent. Each of Messrs. Weinberg and Stead meets the independence and other requirements to serve on our Governance and Nominating Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

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

Board Leadership Structure and Risk Oversight

We separated the roles of Chief Executive Officer and Chairman of the Board. Mr. Weinberg serves as Chairman of the Board, while Mr. Black serves as Chief Executive Officer of the Company. The Board believes the separation of these roles enables effective oversight of management and provides checks and balances with respect to the decision-making process at the Company.

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

Compensation of Directors

Beginning January 2015, the Company amended the compensation structure for non-employee directors to provide for (i) an annual cash retainer of $45,000 and (ii) a grant of 1,000 shares of restricted stock. In addition, each member of (i) the Audit Committee is entitled to an additional annual retainer of $10,000; (ii) the Compensation Committee is entitled to an additional annual retainer of $1,000; and (iii) the Governance and Nominating Committee is entitled to an additional annual retainer of $2,000. The foregoing is paid quarterly in arrears on each of March 31, June 30, September 30, and December 31. Each non-employee director may elect to receive 100 percent of the cash retainer payable, including committee fees, in shares of common stock, based on the closing price of the common stock on the date of payment. Any common stock issued for such compensation vests immediately upon issuance.

2018 Director Compensation

The table below summarizes the compensation paid by the Company to our directors for the fiscal year ended December 31, 2018.

	Fees Earned
	or Paid in	Stock
	Cash	Award(1)	Total
Name	($)	($)	($)
D. Blair Baker	$—	$64,952	$64,952
Christopher W. Haga	—	55,962	55,962
Edward B. Stead	42,750	24,205	66,955
Michael D. Weinberg	—	57,959	57,959

(1)	The amounts reported represent the stock-based compensation expense that was calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). Information about the assumptions used to value these awards can be found in Note 8 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation earned by each of the named executive officers for the fiscal years ended December 31, 2018, and 2017.

				Option
Name and	Fiscal	Salary	Bonus	Awards
Principal Position	Year	($)	($)	($)	Total
Winston Black, CEO	2018	$240,000	$784,723	$—	$1,024,723
	2017	$240,000	$911,919	$—	$1,151,919

Charles Jacobson, CFO(1)	2018	—	—	—	—
	2017	—	—	—	—

(1)	Mr. Jacobson was appointed CFO effective September 4, 2012. He is not an employee of the Company and receives no salary or other compensation from the Company. He serves as the Company’s CFO pursuant to an agreement between the Company and Pine Hill. All of Mr. Jacobson’s compensation is paid by Pine Hill. See “Transactions with Related Persons.”

Salary

The amount in the Salary column represents the base salary earned by Mr. Black in the applicable year.

Bonus

The amounts in the bonus column represent bonus awards to Mr. Black calculated in accordance with his employment agreement. The bonus for 2017 was paid in April 2018, and the bonus for 2018 was paid in April 2019.

Material Terms of Employment

On January 1, 2019, the Company entered into a new employment agreement with Mr. Black for a term expiring on December 31, 2021, unless earlier terminated (the “Term”). The agreement provides for an annual salary of (i) $275,000 through December 31, 2021 and shall increase three percent effective the first full payroll cycle in each of 2020 and 2021, plus an annual bonus potential based on the Company’s annual pre-tax profit. The total bonus pool for 2017 equaled (i) 11.0 percent of the average pre-tax profit (as defined in the agreement) for 2016 multiplied by (ii) one plus 50 percent of the Return on Equity (as defined in the agreement), subject to certain adjustments. For 2018 and beyond, the total bonus pool equals (i) 11.0 percent of the average pre-tax profit for the year of calculation and the immediately prior year multiplied by (ii) one plus 50 percent of the Return on Equity (as defined in the agreement), subject to certain adjustments.

Mr. Black’s employment agreement provides for 6 months’ severance in the event that Mr. Black is terminated by the Company without cause or he resigns for good reason. In addition, the Company can elect to pay Mr. Black his annual salary for up to eighteen months (following the six months’ severance period) to enforce a non-compete and non-solicitation agreement for up to two years from the date of his separation from the Company.

The Company is also party to indemnification agreements with its executive officers that may require the Company to indemnify such officers against liabilities that may arise by reason of the officers’ status or service.

Since the other employees of the Company are at will, the Company does not believe that there are any material risks arising from the Company’s compensation policies and practices for its employees.

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

Outstanding Equity Awards at December 31, 2018

Below are the options outstanding for the Company’s named executive officers as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Equity Incentive	Equity Incentive
	Plan Awards:	Plan Awards:
	Number of Securities	Number of Securities
	Underlying	Underlying	Option	Option
	Unexercised	Unexercised	Exercise	Expiration
	Earned	Unearned	Price	Date
Name	Options (#)	Options (#)	($)	($)
Winston Black	18,750 (1)	56,250	$8.30	12/31/22
	50,000 (2)	50,000	$13.70	08/18/24

(1)	The options vest in 25 percent increments based upon the Company’s 60-day average stock price performance between $12.40 and $24.90 prior to December 31, 2021.
(2)	Fifty percent of the options vest over 4 years beginning December 31, 2016, and fifty percent vest if the 30-day average closing stock price exceeds $20.60 prior to December 31, 2021.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Messrs. Weinberg and Haga. No members of our Compensation Committee were employees of SWK during 2018. During 2018, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information regarding the beneficial ownership of our common stock as of April 24, 2018 by the following individuals or groups:

•	each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;
•	each of our named executive officers;
•	each of our directors; and
•	all current directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Applicable percentage ownership in the following table is based on 12,897,699 shares of common stock outstanding as of April 25, 2019, as adjusted to include options and warrants exercisable within 60 days of April 25, 2019 held by the indicated stockholder or stockholders.

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

	Number of	Percentage
	Shares	of Shares
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned
D. Blair Baker	27,672	*
Winston Black(1)	116,244	*
Christopher W. Haga(2)	23,187	*
Charles Jacobson	606	*
Edward B. Stead	20,334	*
Michael D. Weinberg(3)	63,882	*
All current executive officers and directors as a group (6 persons)	251,925	1.9%

5% Stockholders

Entities affiliated with Carlson Capital, L.P.(4)	9,193,766	70.7%

*Less than one percent.

(1)	Includes options to acquire 68,750 shares of common stock that are currently exercisable. Excludes options to acquire 106,250 shares of common stock that vest based upon the 60-day average closing price of the Company’s common stock and options to acquire 75,000 shares of common stock that vest in thirds on December 31, 2019, December 31, 2020 and December 31, 2021.
(2)	Mr. Haga and Carlson Capital, L.P. have advised the Company that Mr. Haga is an employee of Carlson Capital, L.P., but is not a controlling person thereof.
(3)	Mr. Weinberg and Carlson Capital, L.P. have advised the Company that Mr. Weinberg is an employee of Carlson Capital, L.P., but is not a controlling person thereof.
(4)	Based solely on the Form 4 filed on March 29, 2018, with the SEC reporting beneficial ownership of 9,193,766 shares. The shares are directly beneficially owned by Double Black Diamond Offshore Ltd. and Black Diamond Offshore Ltd. (together, the “Funds”). Includes 100,000 shares issuable upon the exercise of a warrant held by Double Black Diamond L.P. (“Double Black”). Carlson Capital, L.P. is the investment manager of the Funds and Double Black. Asgard Investment Corp. (“Asgard”) is the general partner of Carlson Capital. Clint D. Carlson is the President of Asgard and the Chief Executive Officer of Carlson Capital. Carlson Capital disclaims beneficial ownership of any and all such shares in excess of their pecuniary interest therein. The principal business address of Carlson Capital is 2100 McKinney Avenue, Suite 1800, Dallas, TX 75201.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018, with respect to the shares of common stock issuable under existing equity compensation plans. The category “Equity compensation plans not approved by security holders” in the table below consists of the SWK Holdings Corporation 2010 Equity Incentive Plan, which has not been approved by our stockholders.

Number of Securities
Remaining
	Number of	Weighted-	Available for Future
	Securities to be	Average Exercise	Issuance
	Issued upon	Price of	under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding Securities
	Options, Warrants	Warrants and	Reflected in
	and Rights	Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	190,000	$11.25	357,192
Total	190,000	$11.25	357,192

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee Charter requires our Audit Committee to review and approve certain transactions between us and our executive officers and directors and greater than 5 percent beneficial owners of our common stock, and each of their immediate family members. Transactions subject to the review and approval of the Audit Committee (or another independent body of the Board) include transactions between us and the related person in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which such person has or will have a direct or indirect material interest. To identify any related party transactions, each year, we submit and require our directors and officers to complete director and officer questionnaires identifying any transactions with us in which the executive officer or director or their family members has an interest.  In addition, the Board determines, on an annual basis, which members of the Board meet the definition of independent director as defined in the rules of The Nasdaq Stock Market and reviews and discusses any relationships with a director that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. In approving or rejecting any such transaction, the Audit Committee, considers the relevant facts and circumstances available to it, including but not limited to the risks, costs, benefits to our company, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence. Our Audit Committee approves only those transactions that it determines in good faith, are in, or are not inconsistent with, our best interests.

Certain Transactions with Related Persons

On August 28, 2012, the Company appointed Charles Jacobson as the Company’s Chief Financial Officer, effective September 4, 2012. Mr. Jacobson carries out his role as Chief Financial Officer of the Company pursuant to an agreement between the Company and Pine Hill. The agreement outlines the scope of responsibilities of Pine Hill, as well as Mr. Jacobson’s role. These include, but are not limited to, matters relating to the preparation and filing of the Company’s periodic reports under the Exchange Act, the preparation of the Company’s financial statements included therein, and assisting the Company’s independent auditors with respect to developing and maintaining a system of internal control over financial reporting and disclosure controls and procedures. Pine Hill is compensated at a fixed annual fee plus reasonable expenses for performing services pursuant to the agreement. Pine Hill is responsible for all payments to Mr. Jacobson. As a result, Mr. Jacobson does not receive direct compensation from the Company and the amount of aggregate payments made to Pine Hill are based on the amount of work performed on our behalf. In 2018, the Company paid Pine Hill $203,000 in fees for its services.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BPM LLP (“BPM”) audited our financial statements for the years ended December 31, 2018, and 2017. Set forth below are the aggregated fees billed for audit and other services provided by BPM for 2018 and 2017:

	Year Ended December 31,
	2018	2017
Audit fees(1)	$168,000	$158,000
Tax fees	—	—
All other fees	—	—
Total fees	$168,000	$158,000

(1)	Consists of fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly condensed financial statements and services, such as consents and review of SEC comment letters that are normally provided by BPM in connection with statutory and regulatory filing engagements.

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

All services provided by the Company’s independent registered public accounting firm in fiscal years 2018 and 2017 were approved in advance by the Audit Committee.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits: See attached Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2019.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Winston L. Black and Charles M. Jacobson and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2019	By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2019	By:	*
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 30, 2019	By:	*
D. Blair Baker
Director

Date: April 30, 2019	By:	*
Christopher W. Haga
Director

Date: April 30, 2019	By:	*
Edward B. Stead
Director

Date: April 30, 2019	By:	*
Michael Weinberg
Director

	*By:	/s/ Winston L. Black
As Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

