Form 10-Q
period 2019-03-31
SWK Holdings Corp
filed 2019-05-15
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES  ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  YES  ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 9, 2019, there were 12,897,646 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended March 31, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$39,183	$20,227
Interest receivable	1,930	2,195
Finance receivables, net	154,410	166,610
Corporate debt securities	511	532
Deferred tax asset	21,573	22,684
Warrant assets	3,057	2,777
Other assets	645	637
Total assets	$221,309	$215,662

Commitments and contingencies (Note 7)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$2,301	$2,592
Warrant liability	35	13
Total liabilities	2,336	2,605

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,898,599 and 12,933,674 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	4,431,856	4,432,499
Accumulated deficit	(4,212,896)	(4,219,455)
Total stockholders’ equity	218,973	213,057
Total liabilities and stockholders’ equity	$221,309	$215,662

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Finance receivable interest income, including fees	$9,391	$6,817
Other	1	5
Total revenues	9,392	6,822
Costs and expenses:
Provision for credit losses	609	1,179
Interest expense	102	—
General and administrative	1,269	1,221
Total costs and expenses	1,980	2,400
Other income (expense), net
Unrealized net gain on warrants	258	300
Unrealized net loss on equity securities	—	(124)
Income before provision for income taxes	7,670	4,598
Provision for income taxes	1,111	954
Consolidated net income	$6,559	$3,644
Net income per share
Basic	$0.51	$0.28
Diluted	$0.51	$0.28
Weighted Average Shares
Basic	12,906	13,053
Diluted	12,909	13,057

See accompanying notes to the unaudited condensed consolidated financial statements.

2

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2019	2018
Consolidated net income	$6,559	$3,644
Other comprehensive income, net of tax	—	—
Comprehensive income	$6,559	$3,644

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amounts
Balances at December 31, 2018	12,933,674	$13	$4,432,499	$(4,219,455)	$—	$213,057
Stock-based compensation	—	—	102	—	—	102
Issuance of common stock	42,225	—	—	—	—	—
Repurchases of common stock in open market	(77,300)		(745)	—	—	(745)
Net income	—	—	—	6,559	—	6,559
Balances at March 31, 2019	12,898,599	$13	$4,431,856	$(4,212,896)	$—	$218,973

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balances at December 31, 2017	13,053,422	$13	$4,433,589	$(4,225,863)	$213	$207,952
Stock-based compensation	—	—	79	—	—	79
Issuance of common stock	5,768	—	—	—	—	—
Repurchases of common stock in open market	—	—	—	—	—	—
Cumulative effect of adoption of ASU 2016-01	—	—	—	213	(213)	—
Net income	—	—	—	3,644	—	3,644
Balances at March 31, 2018	13,059,190	$13	$4,433,668	$(4,222,006)	$—	$211,675

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$6,559	$3,644
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan credit losses	609	1,179
Deferred income taxes	1,111	954
Change in fair value of warrants	(258)	(300)
Change in fair value of equity securities	—	124
Loan discount amortization and fee accretion	(600)	(837)
Interest paid-in-kind	(406)	(47)
Stock-based compensation	102	79
Interest income in excess of cash received	(81)	(70)
Other	(1)	4
Changes in operating assets and liabilities:
Interest receivable	265	58
Other assets	(9)	(189)
Accounts payable and other liabilities	(291)	610
Net cash provided by operating activities	7,000	5,209

Cash flows from investing activities:
Investment in finance receivables	(11,186)	(29,250)
Repayment of finance receivables	23,866	14,918
Corporate debt security principal payment	21	19
Other	—	(2)
Net cash provided by (used in) investing activities	12,701	(14,315)

Cash flows from financing activities:
Repurchases of common stock, including fees and expenses	(745)	—
Net cash used in financing activities	(745)	—

Net increase (decrease) in cash and cash equivalents	18,956	(9,106)
Cash and cash equivalents at beginning of period	20,227	30,557
Cash and cash equivalents at end of period	$39,183	$21,451

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

As of May 9, 2019, the Company and its partners have executed transactions with 34 different parties under its specialty finance strategy, funding an aggregate $499 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 28, 2019.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 updates the fair value measurement disclosure requirements by (i) eliminating certain requirements, including disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, (ii) modifying certain requirements, including clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and (iii) adding certain requirements, including disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted for any eliminated or modified disclosures. The Company is currently evaluating the new guidance but believes it will not have a material impact on its consolidated financial statements, as the Company has had no historical transfers between hierarchies.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, as amended by subsequent ASUs (Topic 842). ASU 2016-02 supersedes guidance related to accounting for leases and provides for the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The objective of the ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. ASU 2016-02 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company elected to adopt ASU 2016-02 on January 1, 2019 using the modified retrospective transition method, which permits application of the new standard on the adoption date as opposed to the earliest comparative period presented in the financial statements. In addition, the Company elected to use the available practical expedient package, and therefore did not reassess classification of its existing leases. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 2. Net Income per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock, and when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$6,559	$3,644

Denominator:
Weighted-average shares outstanding	12,906	13,053
Effect of dilutive securities	3	4
Weighted-average diluted shares	12,909	13,057

Basic net income per share	$0.51	$0.28
Diluted net income per share	$0.51	$0.28

For the three months ended March 31, 2019 and 2018, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 400,000 and 286,000, respectively, have been excluded from the calculation of diluted net income per share as all such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of March 31, 2019, the Company had a provision for credit loss allowance of $6.8 million. Of the total $6.8 million, $1.2 million and $0.6 million are associated with the Company’s Cambia® and Besivance® royalties, respectively. The remaining $5.0 million is related to the ABT Molecular Imaging, Inc., now known as Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value of $5.8 million. The carrying value of finance receivables are as follows (in thousands):

Portfolio	March 31, 2019	December 31, 2018
Term loans	$127,689	$136,379
Royalty purchases	33,509	36,410
Total before allowance for credit losses	161,198	172,789
Allowance for credit losses	(6,788)	(6,179)
Total carrying value	$154,410	$166,610

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	March 31, 2019			December 31, 2018
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$8,337	$119,352	$127,689	$8,337	$128,042	$136,379
Royalty purchases, net of credit loss allowance	5,784	20,937	26,721	5,784	24,447	30,231
Total carrying value	$14,121	$140,289	$154,410	$14,121	$152,489	$166,610

As of March 31, 2019 and December 31, 2018, the Company had two finance receivables in nonaccrual status: (a) the term loan to B&D Dental Corporation (“B&D”), with a net carrying value of $8.3 million at each date, and (b) the Best royalty, with a net carrying value of $5.8 million at each date. Although in nonaccrual status, neither the term loan nor royalty were considered impaired as of March 31, 2019. The Company did not collect any cash on nonaccrual items during the three months ended March 31, 2019.

Besivance

On April 2, 2013, the Company purchased an effective 2.4 percent royalty on sales of Besivance® from InSite Vision for $6.0 million. Besivance is marketed by Bausch & Lomb, formerly known as Valeant Pharmaceuticals. Recently the sales performance of Besivance® has weakened primarily due to substantial declines in prescription volumes, which in conjunction with elevated sales chargebacks and various rebates (gross sales to net sales deductions), has resulted in material reductions in the product’s net sales and associated royalties payable to the Company. During the three months ended March 31, 2019, the Company reduced its expectations for future royalty receipts and recognized an allowance for credit loss on the royalty purchase of $0.6 million.

Note 4. Marketable Investments

Investments in marketable securities at March 31, 2019 and December 31, 2018 consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Corporate debt securities	$511	$532

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of March 31, 2019 and December 31, 2018, are as follows (in thousands):

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$511	$—	$—	$511

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$532	$—	$—	$532

The following table presents unrealized net losses on equity securities as prescribed by ASC 321, “Investment - Equity Securities.” ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” was adopted on January 1, 2018, at which time a cumulative effect adjustment of $213,000 was recorded to reclassify the amount of accumulated unrealized gains related to equity securities from accumulated other comprehensive income to retained earnings (in thousands):

	Three Months Ended March 31,
	2019	2018
Unrealized net loss on equity securities reflected in the Unaudited Condensed Consolidated Statements of Income	$—	$(124)

Equity Securities

The Company did not have any investments in equity securities as of March 31, 2019.

As of March 31, 2018, the Company’s equity securities included 661,076 shares of Cancer Genetics and Hooper Holmes common stock, which were sold and written off, respectively, during the year ended December 31, 2018.

Debt Securities

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3.0 million of a total of $100.0 million aggregate principal amount of senior secured notes due in November 2026. The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $0.1 million on November 15, 2013. The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the three months ended March 31, 2019 was $21,000 which was credited to the notes’ carrying value. As of March 31, 2019, the notes are reflected at their estimated fair value of $0.5 million.

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

The Loan Agreement has an advance rate against the Company’s finance receivables portfolio, including 85 percent against senior first lien loans, 70 percent against second lien loans and 50 percent against royalty receivables, subject to certain eligibility requirements as defined in the Loan Agreement. The Loan Agreement contains certain affirmative and negative covenants including minimum asset coverage and minimum interest coverage ratios.

During the three months ended March 31, 2019, the Company recognized $0.1 million of interest expense. As of March 31, 2019, no amount was outstanding under the Loan Agreement, and $20 million was available for borrowing.

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

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. The Company recorded a nominal gain for the three months ended March 31, 2019. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2019	December 31, 2018
Dividend rate	—	—
Risk-free rate	2.4%	2.5%
Expected life (years)	1.4	1.7
Expected volatility	23.7%	18.6%

The changes on the value of the warrant liability during the three months ended March 31, 2019 were as follows (in thousands):

Fair value – December 31, 2018	$13
Issuances	—
Changes in fair value	22
Fair value – March 31, 2019	$35

Note 7. Commitments and Contingencies

As of March 31, 2019, the Company’s unfunded commitments were as follows (in millions):

Aimmune Therapeutics, Inc.	$3.8
Veru, Inc.	2.0
Total unfunded commitments	$5.8

All unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time per the terms of the royalty purchase or credit agreements, and in the case of loan transactions, are only subject to being advanced as long as an event of default does not exist.

Note 8. Stockholders’ Equity

Stock Compensation Plans

During the three months ended March 31, 2019 and 2018, the Company’s Board of Directors (the “Board”) approved compensation for Board services by granting 4,725 and 5,768 shares, respectively, of common stock as compensation for the non-employee directors. During both the three months ended March 31, 2019 and 2018, the Company recorded approximately $47,000 and $62,000 in Board stock-based compensation expense. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for both of the three months ended March 31, 2019 and 2018 was $0.1 million.

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

On December 21, 2018, the Board of Directors of the Company authorized a stock repurchase program, which is fully described in Part II, Item 2 under Unregistered Sales of Equity Securities and Use of Proceeds. The maximum number of shares that may yet be purchased under the plan is 174,691 as of March 31, 2019.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended March 31, 2019.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$3,057	$—	$—	$3,057
Corporate debt securities	511	—	—	511

Financial Liabilities:
Warrant liability	$35	$—	$—	$35

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$2,777	$—	$—	$2,777
Corporate debt securities	532	—	—	532

Financial Liabilities:
Warrant liability	$13	$—	$—	$13

The changes on the value of the warrant assets during the three months ended March 31, 2019 were as follows (in thousands):

Fair value – December 31, 2018	$2,777
Issued	—
Canceled	—
Change in fair value	280
Fair value – March 31, 2019	$3,057

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

	March 31, 2019	December 31, 2018
Dividend rate range	—	—
Risk-free rate range	2.2% to 2.3%	2.5% to 2.6%
Expected life (years) range	4.5 to 7.6	4.8 to 7.9
Expected volatility range	68.8% to 84.6%	67.6% to 101.8%

As of March 31, 2019 and December 31, 2018, the Company had two royalties, Besivance® and Cambia®, that were deemed to be impaired. The following table presents these royalties measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Impaired royalties	$7,160	$—	$—	$7,160
December 31, 2018
Impaired royalties	$8,227	$—	$—	$8,227

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments.

As of March 31, 2019 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$39,183	$39,183	$39,183	$—	$—
Finance receivables	154,410	154,410	—	—	154,410
Marketable investments	511	511	—	—	511
Warrant assets	3,057	3,057	—	—	3,057

Financial Liabilities
Warrant liability	$35	$35	$—	$—	$35

As of December 31, 2018 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$20,227	$20,227	$20,227	$—	$—
Finance receivables	166,610	166,610	—	—	166,610
Marketable investments	532	532	—	—	532
Warrant assets	2,777	2,777	—	—	2,777

Financial Liabilities
Warrant liability	$13	$13	$—	$—	$13
16

Note 10. Subsequent Events

Solsys Medical LLC

On May 2, 2019, Misonix, Inc. (“Misonix”) announced it had entered into a definitive agreement with one of our partner companies, Solsys Medical LLC (“Solsys”), to acquire Solsys in an all-stock transaction valued at approximately $97 million. Concurrent with the announcement, SWK Funding LLC (“SWK Funding”) executed (i) an amendment with Solsys to provide up to $5 million of additional capital under the credit agreement, with $2.5 million funded at closing of the amendment, and $2.5 million eligible to be drawn upon Solsys raising at least $4 million of additional equity capital prior to the merger, and (ii) a Commitment Letter with Misonix that allows Misonix to assume the Solsys credit facity whereby SWK Funding would become the senior secured lender to the surviving parent entity upon consummation of the merger. Pursuant to the Commitment Letter, SWK Funding agreed to extend the credit facility’s maturity date and interest only period, and to decrease the interest rate from Libor plus 10.5 percent to a range of Libor plus 7 to 9 percent, dependent upon certain financial metrics. SWK Funding also agreed to provide an additional $5 million of add-on term loan funding, drawable at Misonix’s option until the first anniversary of the consummation of the merger with Solsys. Misonix’s merger with SolSys is subject to the approval of both companies’ shareholders and is expected to be completed in the third quarter of calendar year 2019.

BIOLASE, Inc.

On May 7, 2019, SWK Funding executed an amendment with BIOLASE, Inc. (“BIOLASE”) whereby SWK Funding agreed to fund an additional $2.5 million under the credit agreement to support the company’s growth initiatives.

Veru, Inc.

On May 13, 2019, SWK Funding executed an amendment with Veru, Inc. (“Veru”), whereby the royalty rates applicable to sales of FC2 Female Condom (“FC2”), the business upon which SWK Funding receives its quarterly royalties, were reduced by 50 percent for the next four payment periods to accommodate Veru’s growth working capital needs. The royalty rates return to the original levels in 2020 and subsequently increase in 2021 in accordance with the terms outlined in the amendment. Furthermore, upon the credit agreement’s termination date of March 5, 2025, the amount Veru must pay was increased to 176.25 percent of the aggregate amount advanced, less the amounts previously paid from product revenue, less the outstanding principal amount of the loans as of such date; however, the residual royalty payable to SWK Funding upon achieving the maximum threshold will commence based on the pre-amendment royalty rates. The $2.0 million unfunded commitment was also eliminated.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report.

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

The table below provides an overview of our outstanding transactions as of, and for the three months ended March 31, 2019 (in thousands, except rate, share and per share data):

Royalty Purchases and Financings	License Technology	Footnote	Funded Amount	GAAP Balance	Rate	Revenue Recognized
						Q1
Beleodaq®	Oncology treatment		$7,600	$7,037	N/A	$314
Besivance®	Ophthalmic antibiotic	(1), (2)	6,000	1,401	N/A	14
Best ABT, Inc.	Oncology diagnosis	(3)	5,784	5,784	N/A	—
Cambia®	NSAID migraine treatment	(2)	8,500	5,759	N/A	228
Forfivo XL®	Depressive disorder treatment		6,000	2,534	N/A	439
Narcan®	Opioid overdose treatment		17,500	654	N/A	418
Secured Royalty Financing (Corporate Debt Security)	Women’s health	(3)	3,000	511	11.5%	—
Tissue Regeneration Therapeutics	Umbilical cord banking		3,250	3,553	N/A	110

			Maturity		GAAP		Revenue Recognized
Term Loans	Type	Footnote	Date	Principal	Balance	Rate	Q1
Acerus Pharmaceuticals, Inc.	First Lien		10/11/23	$9,000	$8,250	12.0%	$360
Aimmune Therapeutics, Inc.	First Lien		12/31/24	1,201	1,203	8.5%	18
B&D Dental Corporation	First Lien	(3), (4)	12/10/18	8,368	8,337	14.0%	—
B&D Dental Corporation	First Lien Equipment Loan	(4)	03/31/20	34	34	16.3%	2
BIOLASE, Inc.	First Lien	(5)	11/09/23	12,500	11,988	12.3%	464
CeloNova BioSciences, Inc.	First Lien		07/31/21	6,311	6,393	13.0%	283
Cheetah Medical, Inc.	First Lien		01/15/24	10,000	9,730	10.8%	344
DxTerity Diagnostics, Inc.	First Lien	(6)	04/06/20	9,618	9,774	13.3%	387
Epica International, Inc.	First Lien		07/23/23	12,200	12,164	10.5%	373
EyePoint Pharmaceuticals, Inc.	First Lien	(7)	03/27/23	—	—	12.0%	3,454
Harrow Health, Inc. (formerly Imprimis Pharmaceuticals)	First Lien		07/19/21	9,264	9,029	12.0%	376
Keystone Dental, Inc.	First Lien		05/20/21	15,000	15,155	11.5%	542
Solsys Medical LLC	First Lien	(8)	10/26/22	15,096	15,285	11.8%	525
Tenex Health, Inc.	First Lien		06/30/21	7,259	7,367	13.0%	303
Thermedx, LLC	First Lien		05/05/21	3,500	4,377	N/A	15
Veru, Inc.	First Lien		03/05/25	10,000	8,602	N/A	422

		Number of	Exercise Price per	GAAP	Change in Fair Value
Warrants to Purchase Stock	Footnote	Shares	Share	Balance	Q1
Acerus Pharmaceuticals, Inc.		5,331,563	0.40 CAD	$284	$116
B&D Dental Corporation		225	0.01		—
BIOLASE, Inc.		372,023	1.34	742	469
CeloNova BioSciences, Inc.		TBD	0.01	—	—
Cheetah Medical, Inc.		1,578,948	0.38	—	—
DxTerity Diagnostics, Inc.		686,058	2.08	—	—
Epica International, Inc.		TBD	TBD	—	—
EyePoint Pharmaceuticals, Inc. (Tranche 1)		409,091	1.10	527	(42)
EyePoint Pharmaceuticals, Inc. (Tranche 2)		77,721	1.93	87	(8)
Harrow Health, Inc. (formerly Imprimis Pharmaceuticals)		373,847	2.08	1,417	(255)
Keystone Dental, Inc.		793,651	1.26	—	—
Solsys Medical LLC		1,209,068	0.99	—	—
Solsys Medical LLC		2,284,793	0.98	—	—
Tenex Health, Inc.		2,693,878	0.37	—	—

		Revenue Recognized
	Assets	Q1
Total Finance Receivables	$154,410	$9,391
Total Corporate Debt Securities	511	—
Fair Value of Warrant Assets	3,057	—
Total Assets/Revenues	$157,978	$9,391

(1)	Provision for credit losses of $609 recognized during the quarter.
(2)	Investment considered impaired.
(3)	Investment on nonaccrual.
(4)	B&D is evaluating strategic alternatives for the business. The loan is currently in default.
(5)	Executed amendment May 7, 2019 to fund an additional $2,500.
(6)	Executed amendment effective January 1, 2019 to allow DxTerity to pay in kind the interest payments due in January 2019 and April 2019, subject to DxTerity raising additional subordinated capital, which was completed.
(7)	EyePoint repaid the term loan on February 13, 2019, which included $3,454 of interest, deferred origination fees, prepayment, and exit fees.
(8)	Executed amendment May 2, 2019 and funded $2,500 at closing, with an additional $2,500 available upon Solsys raising $4,000 of equity capital. Entered into Commitment Letter with Misonix to allow Misonix to assume the credit facility upon closing of the Solsys merger, and to provide for an additional $5,000 term loan to be available to Misonix until the first anniversary of closing of the merger.
(9)	Executed amendment May 13, 2019 whereby the royalty rates applicable to FC2’s net sales were reduced by 50 percent for the next four payment periods to accommodate Veru’s growth working capital needs. The royalty rates return to the original levels in 2020 and subsequently increase in 2021. Total aggregate amount due by maturity was increased to 176.25 percent of the aggregate amount advanced.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 28, 2019. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2019, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended March 31, 2019 and 2018 (in millions)

	Three Months Ended March 31,		Change
	2019	2018
Revenues	$9.4	$6.8	$2.6
Provision for credit losses and impairment expense	0.6	1.2	(0.6)
Interest expense	0.1	—	0.1
General and administrative	1.3	1.2	0.1
Other income	0.3	0.2	0.1
Provision for income taxes	1.1	1.0	0.1
Consolidated net income	6.6	3.6	3.0

Revenues

We generated revenues of $9.4 million and $6.8 million for the three months ended March 31, 2019 and 2018, respectively, which consisted of interest and fees earned on our finance receivables. The increase in revenue is primarily due to a $2.5 million increase in interest and fees earned on new and existing finance receivables and $3.4 million in exit and prepayment fees from a loan payoff. The increase in revenue was offset by a $2.6 million decrease in interest and fees earned on finance receivables that were paid off or paid down in 2018.

Provision for Credit Losses and Impairment Expense

During the three months ended March 31, 2019, we recognized credit loss provision expense of $0.6 million related to the Besivance® royalty, which was due to increases in sales chargebacks and various rebates (gross sales to net sales deductions) and lower sales volumes. We recognized an allowance for credit losses on a royalty of $1.2 million during the three months ended March 31, 2018. Please refer to Part I. Financial Information, Item 1. Financial Statements, Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the provision for credit losses recognized during the three months ended March 31, 2019.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $1.3 million for the three months ended March 31, 2019 from $1.2 million for the three months ended March 31, 2018, which was primarily due to an increase in the performance-based bonus accrual.

Other Income (Expense), Net

Other income for the three months ended March 31, 2019 reflected a net fair market value gain of $0.3 million on our warrant derivatives. Other income for the three months ended March 31, 2018, reflected a net fair market value gain of $0.3 million on our warrant derivatives and a net fair market value loss of $0.1 million on our equity securities.

Income Tax (Benefit) Expense

We recognized deferred income tax expense of $1.1 million and $1.0 million during the three months ended March 31, 2019 and 2018, respectively. The increase in deferred income tax expense was primarily due to an increase in net income.

Liquidity and Capital Resources

As of March 31, 2019, we had $39.2 million in cash and cash equivalents, compared to $20.2 million in cash and cash equivalents as of December 31, 2018. The primary driver of the net increase in our cash balance was $23.3 million related to the payoff of one finance receivable, offset by new and add-on investment funding of $11.2 million.

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

As of March 31, 2019, our portfolio contains $154.4 million of finance receivables and $0.5 million of corporate debt securities. We expect these assets to generate positive cash flows in 2019. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2019.

We entered into a $20 million revolving credit facility in June 2018. We intend to borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. The total undrawn amount of the credit facility as of March 31, 2019 was $20 million.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the partner company defaults, and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Please refer to Note 7, “Commitments and Contingencies,” of the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2019, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at March 31, 2019 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the three months ended March 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 28, 2019. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2018, the Board authorized a share repurchase program under which the Company may repurchase up to $3.5 million of the Company’s outstanding shares of common stock, or approximately 312,491 common shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act. The purchase period is December 21, 2018 through May 31, 2019.

As of May 14, 2019, the Company has repurchased 222,366 shares of its outstanding shares of common stock. Of the total 222,366 shares, 137,800 were repurchased under the share repurchase program at a total cost of $1.3 million, or $9.58 per share. As of March 31, 2019, the maximum number of shares that may yet be purchased under the plan is 174,691 shares.

The table below summarizes information about our purchases of common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
Balance as of December 31, 2018	—	$—	—	251,991
January 1, 2019 through January 31, 2019	61,000	9.50	61,000	190,991
February 1, 2019 through February 28, 2019	—	—	—	190,991
March 1, 2019 through March 31, 2019	16,300	10.13	16,300	174,691
	77,300	$9.63	77,300

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Number	Exhibit Description			Filing	Filed
		Form	Exhibit	Date	Herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2019.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
26