Form 10-Q
period 2019-06-30
SWK Holdings Corp
filed 2019-08-12
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27163

SWK Holdings Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14755 Preston Road, Suite 105 Dallas, TX	75254 (Zip Code)
(Address of Principal Executive Offices)

(Registrant’s Telephone Number, Including Area Code): (972) 687-7250

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of August 12, 2019, there were 12,904,346 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended June 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$27,373	$20,227
Interest receivable	2,179	2,195
Finance receivables, net	169,156	166,610
Corporate debt securities	498	532
Deferred tax asset	20,899	22,684
Warrant assets	3,993	2,777
Other assets	570	637
Total assets	$224,668	$215,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,305	$2,592
Warrant liability	28	13
Total liabilities	1,333	2,605

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,904,399 and 12,933,674 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	4,431,891	4,432,499
Accumulated deficit	(4,208,569)	(4,219,455)
Total stockholders’ equity	223,335	213,057
Total liabilities and stockholders’ equity	$224,668	$215,662

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Finance receivable interest income, including fees	$5,654	$6,764	$15,045	$13,581
Other	1	3	2	7
Total revenues	5,655	6,767	15,047	13,588
Costs and expenses:
Provision for credit losses	—	—	609	1,179
Interest expense	78	2	180	2
General and administrative	1,324	1,176	2,593	2,397
Total costs and expenses	1,402	1,178	3,382	3,578
Other income (expense), net
Unrealized net gain (loss) on warrants	748	(238)	1,006	61
Unrealized net loss on equity securities	—	(541)	—	(664)
Income before provision for income taxes	5,001	4,810	12,671	9,407
Provision for income taxes	674	1,142	1,785	2,095
Consolidated net income	$4,327	$3,668	$10,886	$7,312
Net income per share
Basic	$0.34	$0.28	$0.84	$0.56
Diluted	$0.34	$0.28	$0.84	$0.56
Weighted Average Shares
Basic	12,900	13,059	12,903	13,056
Diluted	12,903	13,063	12,906	13,060

See accompanying notes to the unaudited condensed consolidated financial statements.

2

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated net income	$4,327	$3,668	$10,886	$7,312
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$4,327	$3,668	$10,886	$7,312

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amounts
Balances at December 31, 2018	12,933,674	$13	$4,432,499	$(4,219,455)	$—	$213,057
Stock-based compensation	—	—	102	—	—	102
Issuance of common stock	42,225	—	—	—	—	—
Repurchases of common stock in open market	(77,300)	—	(745)	—	—	(745)
Net income	—	—	—	6,559		6,559
Balances at March 31, 2019	12,898,599	13	4,431,856	(4,212,896)	—	218,973
Stock-based compensation	—	—	88	—	—	88
Issuance of common stock	11,000	—	—	—	—	—
Repurchases of common stock in open market	(5,200)	—	(53)	—	—	(53)
Net income	—	—	—	4,327	—	4,327
Balances at June 30, 2019	12,904,399	$13	$4,431,891	$(4,208,569)	$—	$223,335

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balances at December 31, 2017	13,053,422	$13	$4,433,589	$(4,225,863)	$213	$207,952
Stock-based compensation	—	—	79	—	—	79
Issuance of common stock	5,768	—	—	—	—	—
Cumulative effect of adoption of ASU 2016-01	—	—	—	213	(213)	—
Net income	—	—	—	3,644	—	3,644
Balances at March 31, 2018	13,059,190	$13	$4,433,668	$(4,222,006)	$—	$211,675
Stock-based compensation	—	—	61	—	—	61
Issuance of common stock	4,725	—	—	—	—	—
Net income	—	—	—	3,668	—	3,668
Balances at June 30, 2018	13,063,915	$13	$4,433,729	$(4,218,338)	$—	$215,404

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$10,886	$7,312
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan credit losses	609	1,179
Amortization of debt issuance costs	93	—
Deferred income taxes	1,785	2,095
Change in fair value of warrants	(1,006)	(61)
Change in fair value of equity securities	—	664
Loan discount amortization and fee accretion	483	(1,727)
Interest paid-in-kind	(805)	(96)
Stock-based compensation	190	140
Interest income in excess of cash received	(82)	(125)
Other	3	8
Changes in operating assets and liabilities:
Interest receivable	16	53
Other assets	(26)	(19)
Accounts payable and other liabilities	(1,287)	(334)
Net cash provided by operating activities	10,859	9,089

Cash flows from investing activities:
Investment in finance receivables	(33,539)	(46,710)
Repayment of finance receivables	30,590	28,458
Corporate debt security principal payment	34	39
Other	—	(4)
Net cash used in investing activities	(2,915)	(18,217)

Cash flows from financing activities:
Repurchases of common stock, including fees and expenses	(798)	—
Debt issuance costs	—	(148)
Net cash used in financing activities	(798)	(148)

Net increase (decrease) in cash and cash equivalents	7,146	(9,276)
Cash and cash equivalents at beginning of period	20,227	30,557
Cash and cash equivalents at end of period	$27,373	$21,281

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

As of August 12, 2019, the Company and its partners have executed transactions with 35 different parties under its specialty finance strategy, funding an aggregate $516 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, as amended by subsequent ASUs (Topic 842). ASU 2016-02 supersedes guidance related to accounting for leases and provides for the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The objective of the ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. ASU 2016-02 does not fundamentally change lessor accounting; however, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within GAAP. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective transition method, which permits application of the new standard on the adoption date as opposed to the earliest comparative period presented in the financial statements. In addition, the Company elected to use the available practical expedient package, and therefore did not reassess classification of its existing leases. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$4,327	$3,668	$10,886	$7,312

Denominator:
Weighted-average shares outstanding	12,900	13,059	12,903	13,056
Effect of dilutive securities	3	4	3	4
Weighted-average diluted shares	12,903	13,063	12,906	13,060

Basic net income per share	$0.34	$0.28	$0.84	$0.56
Diluted net income per share	$0.34	$0.28	$0.84	$0.56

For the three months ended June 30, 2019 and 2018, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 447,000 and 272,000, respectively, have been excluded from the calculation of diluted net income per share as all such securities were anti-dilutive. For the six months ended June 30, 2019 and 2018, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 424,000, and 287,000, respectively, have been excluded from the calculation of diluted income per share as all such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of June 30, 2019, the Company had a provision for credit loss allowance of $6.8 million. Of the total $6.8 million, $1.2 million and $0.6 million are associated with the Company’s Cambia® and Besivance® royalties, respectively. The remaining $5.0 million is related to the ABT Molecular Imaging, Inc., now known as Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value of $5.8 million. The carrying values of finance receivables are as follows (in thousands):

Portfolio	June 30, 2019	December 31, 2018
Term loans	$142,998	$136,379
Royalty purchases	32,946	36,410
Total before allowance for credit losses	175,944	172,789
Allowance for credit losses	(6,788)	(6,179)
Total carrying value	$169,156	$166,610

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	June 30, 2019			December 31, 2018
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$8,337	$134,661	$142,998	$8,337	$128,042	$136,379
Royalty purchases, net of credit loss allowance	9,303	16,855	26,158	5,784	24,447	30,231
Total carrying value	$17,640	$151,516	$169,156	$14,121	$152,489	$166,610

As of June 30, 2019, the Company had three finance receivables in nonaccrual status: (a) the term loan to B&D Dental Corporation (“B&D”), with a net carrying value of $8.3 million, (b) the Best royalty, with a net carrying value of $5.8 million, and (c) the Tissue Regeneration Therapeutics, Inc. (“TRT”) royalty, with a net carrying value of $3.6 million. As of December 31, 2018, the Company had two finance receivables in nonaccrual status: (a) the term loan to B&D, with a net carrying value of $8.3 million, and (b) the Best royalty, with a net carrying value of $5.8 million. Although in nonaccrual status, neither the term loan nor the royalties were considered impaired as of June 30, 2019. The Company collected $33,000 on one of its nonaccrual royalties during the six months ended June 30, 2019.

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

TRT

On June 13, 2013, the Company purchased royalties from TRT related to its technology licenses in the family cord banking services sector for $2.0 million, and on October 20, 2014, funded an additional $1.25 million upon the achievement of royalty receipts-based milestones. During the quarter ended March 31, 2016, royalty payments from the primary U.S. licensee ended as a result of the licensee terminating a technology license. SWK and TRT continue to evaluate both options in regard to enforcing TRT’s intellectual property rights against this licensee, as well as seeking additional U.S. licensees. TRT’s Canadian licensee continues to pay royalties. SWK is in discussions with TRT to restructure the purchase agreement. Given uncertainties regarding the outcome of the negotiations and the ultimate timing of cash flows related to the U.S. intellectual property, SWK has placed the TRT royalty on non-accrual status, although does not consider it impaired. SWK evaluated several factors in this determination, including input from intellectual property counsel regarding the strength of the related intellectual property and continued receipt of Canadian licensee royalty payments.

Note 4. Marketable Investments

Investments in marketable securities at June 30, 2019 and December 31, 2018 consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Corporate debt securities	$498	$532

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of June 30, 2019 and December 31, 2018, are as follows (in thousands):

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$498	$—	$—	$498

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$532	$—	$—	$532

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized net loss on equity securities reflected in the Unaudited Condensed Consolidated Statements of Income	$—	$(541)	$—	$(664)

Equity Securities

The Company did not have any investments in equity securities as of June 30, 2019.

As of June 30, 2018, the Company’s equity securities included shares of Cancer Genetics and Hooper Holmes common stock, which were sold and written off, respectively, during the year ended December 31, 2018.

Debt Securities

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3.0 million of a total of $100.0 million aggregate principal amount of senior secured notes due in November 2026.  The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $0.1 million on November 15, 2013. The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the six months ended June 30, 2019 was $34,000 which was credited to the notes’ carrying value. As of June 30, 2019, the notes are reflected at their estimated fair value of $498,000.

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

The Loan Agreement accrues interest at the Daily LIBOR Rate, with a floor of 1.00 percent, plus a 3.25 percent margin and principal is repayable in full at maturity. Interest is generally required to be paid monthly in arrears. The Loan Agreement requires the payment of an unused line fee of 0.50 percent, which will be recorded as interest expense. The Company paid $0.5 million in fees at closing, which have been capitalized as deferred financing costs and are being amortized on a straight-line basis over the term of the Loan Agreement.

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

During the six months ended June 30, 2019, the Company recognized $0.2 million of interest expense. As of June 30, 2019, no amount was outstanding under the Loan Agreement, and $20 million was available for borrowing.

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

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. The Company recorded a nominal loss for the six months ended June 30, 2019. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2019	December 31, 2018
Dividend rate	—	—
Risk-free rate	1.9%	2.5%
Expected life (years)	1.2	1.7
Expected volatility	27.1%	18.6%

The changes on the value of the warrant liability during the six months ended June 30, 2019 were as follows (in thousands):

Fair value – December 31, 2018	$13
Issuances	—
Changes in fair value	15
Fair value – June 30, 2019	$28

Note 7. Commitments and Contingencies

As of June 30, 2019, the Company’s unfunded commitments were as follows (in millions):

4Web, Inc.	$3.0
Aimmune Therapeutics, Inc.	3.8
Harrow Pharmaceuticals, Inc.	3.1
Solsys Systems, LLC	7.5
Total unfunded commitments	$17.4

All unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time per the terms of the royalty purchase or credit agreements, and in the case of loan transactions, are only subject to being advanced as long as an event of default does not exist. The unfunded commitment to Solsys Systems, LLC (“Solsys”) includes $2.5 million available upon Solsys raising at least $4.0 million of equity capital, and $5.0 million available upon consummation of the sale of Solsys to Misonix, Inc., which sale remains subject to certain conditions, including approval by the shareholders of Misonix, Inc.

Note 8. Stockholders’ Equity

Stock Compensation Plans

During the six months ended June 30, 2019 and 2018, the Company’s Board of Directors (the “Board”) approved compensation for Board services by granting 5,725 and 10,493 shares, respectively, of common stock as compensation for the non-employee directors. During both the six months ended June 30, 2019 and 2018, the Company recorded approximately $0.1 million in Board stock-based compensation expense. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for both of the six months ended June 30, 2019 and 2018 was $0.2 million and $0.1 million, respectively.

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

On December 21, 2018, the Board of Directors of the Company authorized a stock repurchase program, which is described in Part II, Item 2 under Unregistered Sales of Equity Securities and Use of Proceeds. The program expired on May 31, 2019.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the six months ended June 30, 2019.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$3,993	$—	$—	$3,993
Corporate debt securities	498	—	—	498

Financial Liabilities:
Warrant liability	$28	$—	$—	$28

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$2,777	$—	$—	$2,777
Corporate debt securities	532	—	—	532

Financial Liabilities:
Warrant liability	$13	$—	$—	$13

The changes on the value of the warrant assets during the six months ended June 30, 2019 were as follows (in thousands):

Fair value – December 31, 2018	$2,777
Issued	195
Canceled	—
Change in fair value	1,021
Fair value – June 30, 2019	$3,993

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

	June 30, 2019	December 31, 2018
Dividend rate range	—	—
Risk-free rate range	1.8% to 1.9%	2.5% to 2.6%
Expected life (years) range	4.3 to 7.9	4.8 to 7.9
Expected volatility range	69.4% to 89.9%	67.6% to 101.8%

As of June 30, 2019 and December 31, 2018, the Company had two royalties, Besivance® and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Impaired royalties	$6,762	$—	$—	$6,762
December 31, 2018
Impaired royalties	$8,227	$—	$—	$8,227

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments.

As of June 30, 2019 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$27,373	$27,373	$27,373	$—	$—
Finance receivables	169,156	169,156	—	—	169,156
Marketable investments	498	498	—	—	498
Warrant assets	3,993	3,993	—	—	3,993

Financial Liabilities
Warrant liability	$28	$28	$—	$—	$28

As of December 31, 2018 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$20,227	$20,227	$20,227	$—	$—
Finance receivables	166,610	166,610	—	—	166,610
Marketable investments	532	532	—	—	532
Warrant assets	2,777	2,777	—	—	2,777

Financial Liabilities
Warrant liability	$13	$13	$—	$—	$13

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

The table below provides an overview of our outstanding transactions as of, and for the three and six months ended June 30, 2019 (in thousands, except rate, share and per share data):

Royalty Purchases and Financings	License Technology	Footnote	Funded Amount	GAAP Balance	Rate	Revenue Recognized
						YTD	Q2
Beleodaq®	Oncology treatment		$7,600	$6,963	N/A	$586	272
Besivance®	Ophthalmic antibiotic	(1), (2)	6,000	1,255	N/A	39	25
Best ABT, Inc.	Oncology diagnosis	(3)	5,784	5,751	N/A	—	—
Cambia®	NSAID migraine treatment	(2)	8,500	5,507	N/A	399	171
Forfivo XL®	Depressive disorder treatment		6,000	2,376	N/A	653	214
Narcan®	Opioid overdose treatment		17,500	754	N/A	734	316
Secured Royalty Financing (Corporate Debt Security)	Women’s health	(3)	3,000	498	11.5%	—	—
Tissue Regeneration Therapeutics, Inc.	Umbilical cord banking	(3)	3,250	3,552	N/A	110	—

			Maturity		GAAP		Revenue Recognized
Term Loans	Type	Footnote	Date	Principal	Balance	Rate	YTD	Q2
4Web, Inc.	First Lien		06/03/23	$17,000	$16,683	12.8%	$221	221
Acerus Pharmaceuticals, Inc.	First Lien		10/11/23	9,000	8,306	12.0%	726	366
Aimmune Therapeutics, Inc.	First Lien		01/23/25	1,231	1,233	8.50%	47	29
B&D Dental Corporation	First Lien	(3), (4)	12/10/18	8,368	8,337	14.0%	—	—
B&D Dental Corporation	Equipment Loan		03/31/20	26	26	16.3%	3	1
BIOLASE, Inc.	First Lien	(5)	11/09/23	15,000	14,334	12.3%	993	529
CeloNova BioSciences, Inc.	First Lien		07/31/21	4,436	4,433	13.0%	324	41
Cheetah Medical, Inc.	First Lien		01/15/24	10,000	9,764	10.8%	660	316
DxTerity Diagnostics, Inc.	First Lien	(6)	04/06/20	9,982	10,166	13.3%	788	401
Epica International, Inc.	First Lien		07/23/23	12,200	12,200	10.5%	792	419
EyePoint Pharmaceuticals, Inc.	First Lien	(7)	03/27/23	—	—	12.0%	3,454	—
Harrow Health, Inc. (formerly Imprimis Pharmaceuticals)	First Lien	(8)	07/19/23	9,264	8,958	(8)	702	326
Keystone Dental, Inc.	First Lien		05/20/21	15,000	15,201	11.5%	1,088	546
Solsys Medical, LLC (formerly Soluble Systems)	First Lien	(9)	10/26/22	17,596	17,787	11.8%	1,113	588
Tenex Health, Inc.	First Lien		06/30/21	7,069	7,204	13.0%	596	293
Thermedx, LLC	First Lien	(10)	05/05/21	—	—	N/A	328	313
Thermedx, LLC Note	Sub Note	(10)	05/20/29	357	357	12.0%	4	4
Veru, Inc.	First Lien	(11)	03/05/25	10,000	8,009	N/A	685	263

	Number of	Exercise Price per	GAAP	Change in Fair Value
Warrants to Purchase Stock	Shares	Share	Balance	YTD	Q2
4Web, Inc.	TBD	TBD	$—	$—	—
Acerus Pharmaceuticals, Inc.	5,331,563	0.40 CAD	164	(119)	(3)
B&D Dental Corporation	225	0.01	—	—	—
BIOLASE, Inc.	372,023	1.34	439	(303)	166
BIOLASE, Inc.	115,175	2.17	129	(66)	(66)
CeloNova BioSciences, Inc.	TBD	0.01	—	—	—
Cheetah Medical, Inc.	1,578,948	0.38	—	—	—
DxTerity Diagnostics, Inc.	686,058	2.08	—	—	—
Epica International, Inc.	TBD	TBD	—	—	—
EyePointPharmaceuticals, Inc. (Tranche 1)	409,091	1.10	464	(63)	(105)
EyePoint Pharmaceuticals, Inc. (Trance 2)	77,721	1.93	76	(12)	(20)
Harrow Health, Inc. (formerly Imprimis Pharmaceuticals, Inc.)	373,847	2.08	2,721	1,304	1,049
Keystone Dental, Inc.	793,651	1.26	—	—	—
Solsys Medical, LLC	1,209,068	0.99	—	—	—
Solsys Medical, LLC	2,284,793	0.98	—	—	—
Tenex Health, Inc.	2,693,878	0.37	—	—	—

		Revenue Recognized
	Assets	YTD	Q2
Total Finance Receivables	$169,156	$15,045	$5,654
Total Corporate Debt Securities	498	—	—
Fair Value of Warrant Assets	3,993	—	—
Total Assets/Revenues	$173,647	$15,045	$5,654

(1)	Provision for credit losses of $609 recognized during the six months ended June 30, 2019.
(2)	Investment considered impaired.
(3)	Investment on nonaccrual.
(4)	B&D is evaluating strategic alternatives for the business. The loan is currently in default.
(5)	Executed amendment May 7, 2019 to fund an additional $2,500.
(6)	Executed amendment effective January 1, 2019 to allow DxTerity to pay in kind the interest payments due in January 2019 and April 2019, subject to DxTerity raising additional subordinated capital, which it accomplished.
(7)	EyePoint repaid the term loan on February 13, 2019, which included $3,454 of interest, deferred origination fees, prepayment, and exit fees.
(8)	Executed amendment on May 24, 2019, which decreased the contract rate from 10.5 percent to a scale between 7.0 percent to 9.0 percent. LIBOR floor was increased from 1.5 percent to 2.0 percent, and the maturity date was extended from July 2022 to July 2023. An additional $3,100 of funding is available upon Harrow satisfying certain revenue thresholds by March 23, 2020.
(9)	Executed amendment May 2, 2019 and funded $2,500 at closing, with an additional $2,500 available upon Solsys raising $4,000 of equity capital. Entered into Commitment Letter with Misonix to allow Misonix to assume the credit facility upon closing of the Solsys merger, and to provide for an additional $5,000 term loan to be available to Misonix until the first anniversary of closing of the merger.
(10)	Synthetic royalty was paid off during the quarter, with $357 of the consideration in the form of a note.
(11)	Executed amendment May 13, 2019 whereby the royalty rates applicable to FC2’s net sales were reduced by 50 percent for the next four payment periods to accommodate Veru’s growth working capital needs. The royalty rates return to the original levels in 2020 and subsequently increase in 2021. Total aggregate amount due by maturity was increased to 176.25 percent of the aggregate amount advanced.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 28, 2019. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2019, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended June 30, 2019 and 2018 (in millions)

	Three Months Ended June 30,
	2019	2018	Change
Revenues	$5.7	$6.8	$(1.1)
Interest expense	0.1	—	0.1
General and administrative	1.3	1.2	0.1
Other income (expense), net	0.7	(0.8)	1.5
Provision for income taxes	0.7	1.1	(0.4)
Consolidated net income	4.3	3.7	0.6

Revenues

We generated revenues of $5.7 million and $6.8 million for the three months ended June 30, 2019 and 2018, respectively, which consisted of interest and fees earned on our finance receivables. The decrease in revenue is primarily due to a $3.7 million decrease in interest and fees earned on finance receivables that were either paid off or paid down since the second quarter of 2018. The decrease in revenue was offset by a $2.7 million increase in interest and fees earned on new and existing finance receivables.

Provision for Credit Losses and Impairment Expense

We did not recognize any credit loss provision or impairment expense during the three months ended June 30, 2019 and June 30, 2018.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $1.3 million for the three months ended June 30, 2019 from $1.2 million for the three months ended June 30, 2018, which was primarily due to an increase in the performance-based bonus accrual.

Other Income (Expense), Net

Other income for the three months ended June 30, 2019 reflected a net fair market value gain of $0.7 million on our warrant derivatives. Other income for the three months ended June 30, 2018, reflected a net fair market value loss of $0.2 million on our warrant derivatives and a net fair market value loss of $0.5 million on our equity securities.

Income Tax Expense

We recognized deferred income tax expense of $0.7 million and $1.1 million during the three months ended June 30, 2019 and 2018, respectively. The decrease in deferred income tax expense was primarily due to the change in fair value of our warrant assets and equity securities, which created a lower effective tax rate for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018 (in millions)

	Six Months Ended June 30,
	2019	2018	Change
Revenues	$15.0	$13.6	$1.4
Provision for credit losses	0.6	1.2	(0.6)
Interest expense	0.2	—	0.2
General and administrative	2.6	2.4	0.2
Other income (expense), net	1.0	(0.6)	1.6
Provision for income taxes	1.8	2.1	(0.3)
Consolidated net income	10.9	7.3	3.6

We generated revenues of $15.0 million and $13.6 million for the six months ended June 30, 2019 and 2018, respectively, which consisted of interest and fees earned on our finance receivables. The increase in revenue is primarily due to a $4.3 million increase in interest and fees earned on new and existing finance receivables and $2.9 million in exit and prepayment fees from a loan that was paid off in the first quarter of 2019. The increase in revenue was offset by a $5.7 million decrease in interest and fees earned on finance receivables that were paid off or paid down since the second quarter of 2018, including $2.9 million of prepayment and exit fees earned on two finance receivables that were paid off in 2018.

Provision for Credit Losses and Impairment Expense

During the six months ended June 30, 2019, we recognized credit loss provision expense of $0.6 million related to the Besivance® royalty, which was due to increases in sales chargebacks and various rebates (gross sales to net sales deductions) and lower sales volumes. Please refer to Item 1. Financial Statements, Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding the provision for credit loss recognized during the six months ended June 30, 2019.

We recognized an allowance for credit loss on a royalty purchase of $1.2 million during the six months ended June 30, 2018 related to the Cambia® royalty, which was due to reduced sales expectations.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $2.6 million for the six months ended June 30, 2019 from $2.4 million for the six months ended June 30, 2018, which was primarily due to an increase in the performance-based bonus accrual.

Other Income (Expense), Net

 Other income, net for the six months ended June 30, 2019 reflected a $1.0 million net fair market value gain on our warrant derivatives. Other income (expense) for the six months ended June 30, 2018, reflected a $0.1 million net fair market value gain on our warrant derivatives and a net fair market value loss of $0.7 million on our equity securities.

Income Tax Provision

As of June 30, 2019, we had NOLs for federal income tax purposes of $365.0 million. The federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority expiring by 2021. Deferred income tax expense decreased to $1.8 million for the six months ended June 30, 2019 from $2.1 million for the six months ended June 30, 2018. The decrease in deferred income tax expense was primarily due to the change in fair value of our warrant assets and equity securities, which created a lower effective tax rate for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2019, we had $27.4 million in cash and cash equivalents, compared to $20.2 million in cash and cash equivalents as of December 31, 2018. The primary driver of the net increase in our cash balance was $43.7 million of interest, fees, and principal payments generated by our finance receivables, which includes $27.7 million received from the payoff of two terms loans. The increase in our cash balance was offset by $32.3 million, net of origination costs and fees, of new and add-on investment funding.

Our ability to generate cash in the future depends primarily upon our success in implementing our business model of generating income by providing capital to a broad range of life science companies, institutions and inventors. We generate income primarily from four sources:

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

As of June 30, 2019, our portfolio contains $169.2 million of finance receivables and $0.5 million of corporate debt securities. We expect these assets to generate positive cash flows in 2019. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2019.

We entered into a $20 million revolving credit facility in June 2018. We intend to borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. The total undrawn amount of the credit facility as of June 30, 2019 was $20 million, and based on available future investment opportunities, we may seek to increase our revolving credit facility.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2019, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at June 30, 2019 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the six months ended June 30, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2018, the Board authorized a share repurchase program under which the Company was authorized to repurchase up to $3.5 million of the Company’s outstanding shares of common stock, or approximately 312,491 common shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act. The purchase period was December 21, 2018 through May 31, 2019.

As of June 30, 2019, the Company repurchased 222,566 shares of its outstanding common stock. Of the total 222,566 shares, 143,000 were repurchased under the share repurchase program at a total cost of $1.4 million, or $9.59 per share. The share repurchase program expired on May 31, 2019.

The table below summarizes information about our purchases of common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
Balance as of March 31, 2019	—	$—	—	174,691
April 1, 2019 through April 30, 2019	900	10.03	900	173,791
May 1, 2019 through May 31, 2019	4,300	10.03	4,300	—
June 1, 2019 through June 30, 2019	—	—	—	—
	5,200	$10.03	5,200

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Number	Exhibit Description			Filing	Filed
		Form	Exhibit	Date	Herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2019.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
26