Form 10-Q
period 2019-09-30
SWK Holdings Corp
filed 2019-11-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 14, 2019, there were 12,907,790 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended September 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$4,486	$20,227
Accounts receivable, net	2,452	2,195
Finance receivables, net	175,048	166,610
Marketable investments	1,946	—
Corporate debt securities	483	532
Deferred tax asset, net	20,098	22,684
Warrant assets	2,940	2,777
Intangible assets, net	32,703	—
Goodwill	4,602	—
Property and equipment, net	1,259	25
Other assets	1,518	612
Total assets	$247,535	$215,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$3,506	$2,592
Contingent consideration payable	16,274	—
Warrant liability	127	13
Total liabilities	19,907	2,605

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,907,843 and 12,933,674 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	4,432,027	4,432,499
Accumulated deficit	(4,204,412)	(4,219,455)
Total stockholders’ equity	227,628	213,057
Total liabilities and stockholders’ equity	$247,535	$215,662

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Finance receivable interest income, including fees	$6,198	$5,882	$21,243	$19,463
Pharmaceutical development	149	—	149	—
Other	2	2	4	10
Total revenues	6,349	5,884	21,396	19,473
Costs and expenses:
Provision for credit losses	—	5,000	609	6,179
Impairment expense	—	7,799	—	7,799
Interest expense	79	79	259	80
Pharmaceutical manufacturing, research and development expense	286	—	286	—
Depreciation and amortization expense	358	4	368	12
General and administrative	2,718	1,247	5,301	3,637
Total costs and expenses	3,441	14,129	6,823	17,707
Other income (expense), net
Unrealized net gain (loss) on warrants	(1,152)	819	(146)	881
Unrealized net gain (loss) on equity securities	1,787	100	1,787	(565)
Loss on write off of investments	—	(87)	—	(87)
Income (loss) before provision (benefit) for income taxes	3,543	(7,413)	16,214	1,995
Provision (benefit) for income taxes	(614)	(1,697)	1,171	399
Consolidated net income (loss)	$4,157	$(5,716)	$15,043	$1,596
Net income (loss) per share
Basic	$0.32	$(0.44)	$1.17	$0.12
Diluted	$0.32	$(0.44)	$1.17	$0.12
Weighted Average Shares
Basic	12,904	13,064	12,903	13,058
Diluted	12,908	13,064	12,906	13,062

See accompanying notes to the unaudited condensed consolidated financial statements.

2

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated net income (loss)	$4,157	$(5,716)	$15,043	$1,596
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income (loss)	$4,157	$(5,716)	$15,043	$1,596

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amounts
Balances at December 31, 2018	12,933,674	$13	$4,432,499	$(4,219,455)	$—	$213,057
Stock-based compensation	—	—	102	—	—	102
Issuance of common stock	42,225	—	—	—	—	—
Repurchases of common stock in open market	(77,300)	—	(745)	—	—	(745)
Net income	—	—	—	6,559	—	6,559
Balances at March 31, 2019	12,898,599	13	4,431,856	(4,212,896)	—	218,973
Stock-based compensation	—	—	88	—	—	88
Issuance of common stock	11,000	—	—	—	—	—
Repurchases of common stock in open market	(5,200)	—	(53)	—	—	(53)
Net income	—	—	—	4,327	—	4,327
Balances at June 30, 2019	12,904,399	13	4,431,891	(4,208,569)	—	223,335
Stock-based compensation	—	—	147	—	—	147
Issuance of common stock	4,344	—	—	—	—	—
Repurchases of common stock in open market	(900)	—	(11)	—	—	(11)
Net income	—	—	—	4,157	—	4,157
Balances at September 30, 2019	12,907,843	$13	$4,432,027	$(4,204,412)	$—	$227,628

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balances at December 31, 2017	13,053,422	$13	$4,433,589	$(4,225,863)	$213	$207,952
Stock-based compensation	—	—	79	—	—	79
Issuance of common stock	5,768	—	—	—	—	—
Cumulative effect of adoption of ASU 2016-01	—	—	—	213	(213)	—
Net income	—	—	—	3,644	—	3,644
Balances at March 31, 2018	13,059,190	13	4,433,668	(4,222,006)	—	211,675
Stock-based compensation	—	—	61	—	—	61
Issuance of common stock	4,725	—	—	—	—	—
Net income	—	—	—	3,668	—	3,668
Balances at June 30, 2018	13,063,915	13	4,433,729	(4,218,338)	—	215,404
Stock-based compensation	—	—	56	—	—	56
Issuance of common stock	4,904	—	—	—	—	—
Net loss	—	—	—	(5,716)	—	(5,716)
Balances at September 30, 2018	13,068,819	$13	$4,433,785	$(4,224,054)	$—	$209,744

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$15,043	$1,596
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan credit losses	609	6,179
Amortization of debt issuance costs	140	—
Impairment expense	—	7,799
Deferred income taxes	1,171	399
Change in fair value of warrants	146	(881)
Change in fair value of equity securities	(1,787)	565
Gain (loss) on sale (write off) of investments	—	87
Loan discount amortization and fee accretion	122	(18)
Interest paid-in-kind	(875)	(144)
Stock-based compensation	337	196
Interest income in excess of cash received	(82)	(186)
Depreciation and amortization expense	368	12
Changes in operating assets and liabilities:
Accounts receivable	(112)	(227)
Other assets	(252)	15
Accounts payable and other liabilities	(1,434)	(426)
Net cash provided by operating activities	13,394	14,966

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(19,707)	—
Investment in equity securities	(159)	—
Investment in finance receivables	(41,039)	(68,390)
Repayment of finance receivables	32,630	42,542
Corporate debt security principal payment	49	55
Other	(100)	(8)
Net cash used in investing activities	(28,326)	(25,801)

Cash flows from financing activities:
Repurchases of common stock, including fees and expenses	(809)	—
Debt issuance costs	—	(508)
Net cash used in financing activities	(809)	(508)

Net decrease in cash and cash equivalents	(15,741)	(11,343)
Cash and cash equivalents at beginning of period	20,227	30,557
Cash and cash equivalents at end of period	$4,486	$19,214

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of September 30, 2019, the Company had 31 employees.

The Company has net operating loss carryforwards (“NOLs”) and believes that the ability to utilize these NOLs is an important and substantial asset. However, at this time, under current law, the Company does not anticipate that the Finance Receivables or Pharmaceutical Development segments will generate sufficient income to permit the Company to utilize all of its NOLs prior to their respective expiration dates. As such, it is possible that the Company might pursue additional strategies that it believes might result in the ability to utilize more of the NOLs.

Finance Receivables Segment

The Company’s Finance Receivables segment strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. This segment is primarily focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. The Company has been deploying its assets to earn interest, fees, and other income pursuant to this strategy, and the Company continues to identify and review financing and similar opportunities on an ongoing basis. In addition, through the Company’s wholly-owned subsidiary, SWK Advisors LLC, the Company provides non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. The Company intends to fund transactions through its own working capital and its revolving credit facility, as well as by building its asset management business by raising additional third-party capital to be invested alongside the Company’s capital.

The Company fills a niche that it believes is underserved in the sub-$50 million transaction size. Since many of its competitors that provide longer term, non-traditional debt and/or royalty-related financing options have much greater financial resources than the Company, they tend to not focus on transaction sizes below $50 million, as it is generally inefficient for them to do so. In addition, the Company does not believe that a sufficient number of other companies offer similar types of long-term financing options to fill the demand of the sub-$50 million market. As such, the Company believes it faces less competition from such investors in transactions that are less than $50 million.

As of November 14, 2019, and since inception of the strategy, the Company and its partners have executed transactions with 35 different parties under its specialty finance strategy, funding an aggregate $523.2 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

Pharmaceutical Development Segment

On August 26, 2019, the Company commenced its Pharmaceutical Development segment with the acquisition of Enteris BioPharma, Inc. (“Enteris”). SWK Products Holdings LLC (“SWK Products”), a wholly-owned subsidiary of the Company, entered into a merger agreement pursuant to which Enteris became a wholly-owned subsidiary of SWK Products. SWK Products paid $21.5 million to the former owner of Enteris (“Seller”) at closing, and according to the terms and conditions of the merger agreement, Enteris and Seller will share in the economics of certain Enteris assets per the following:

•	Milestone and royalty proceeds of the Non-Exclusive License Agreement (“Cara License”) between Enteris and Cara Therapeutics, Inc. (“Cara”):
◦	Seller received 100 percent of the $8.0 million upfront amount paid upon execution of the Cara License;
◦	Seller will receive 40 percent of the first milestone payment, with Enteris to receive 60 percent of such payment;
◦	Seller will receive 75 percent of any remaining milestone and royalty payments until Seller receives an aggregate $32.75 million, excluding the first milestone payment, with Enteris entitled to the remaining 25 percent; and
◦	All proceeds thereafter will be split evenly between Enteris and Seller.
•	Certain profits arising from milestones and royalties associated with the out-licensing of three of Enteris’ wholly-owned pharmaceutical development candidates, likely from the out-license of such products to third party pharmaceutical companies:
◦	For Ovarest and Tobrate, after Enteris recovers 100 percent of all investment in such products, Seller will receive 60 percent of the first $5.0 million of the profit from each product until Seller receives an aggregate of $3.0 million for each product, and thereafter Enteris will receive 70 percent of any remaining profits, per product; and
◦	For the octreotide pharmaceutical development product candidate, after Enteris recovers 300 percent of all investment in the octreotide product candidate, Seller will be entitled to receive 10 percent of any remaining profits from that product, with Enteris receiving the remaining 90 percent.

Any amount of contingent consideration paid to the Seller pursuant to the Cara License, and the Ovarest, Tobrate and the octreotide pharmaceutical development product candidate profit splits, will be paid out of payments received from third parties for each respective program.

Enteris is a clinical stage biopharmaceutical company offering innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform. Since its founding in 2013, Enteris has advanced multiple internal and external programs leveraging Peptelligence®, which enables the oral delivery of molecules that are typically injected, including peptides and BCS Class II, III, and IV small molecules, in an enteric-coated tablet formulation. Peptelligence® utilizes a unique multifaceted approach to increase the solubility and absorption of peptides and small molecules, addressing the complex challenges regarding solubility and permeability of therapeutics with low oral bioavailability. Peptelligence® is protected by an extensive patent estate that extends until 2036.

The Company’s strategy is to utilize the Peptelligence® platform to create a wholly-owned portfolio of milestone and royalty income by out-licensing its technology in two ways. First, the Company intends to out-license its technology to pharmaceutical companies to create novel and important oral therapeutic treatments for a wide variety of indications. Second, the Company intends to out-license to pharmaceutical companies its internally developed reformulations of approved, off-patent injectable therapeutic treatments where Peptelligence® enables oral delivery, resulting in meaningful improvements for patients and caregivers. The Company also generates income by providing customers pharmaceutical development services, formulation and manufacturing with the ultimate goal of generating new out-license agreements of the technology.

Peptelligence® is the subject of several active external development programs, the most advanced of which include Taurus Development Company’s TBRIA, an oral calcitonin for patients with postmenopausal osteoporosis, and an oral formulation of Cara’s KORSUVA™, a potent peripheral kappa opioid receptor agonist for chronic pain and pruritus, currently in Phase II clinical development.

The Company’s internal product pipeline consists of Ovarest® (oral leuprolide tablet), currently being evaluated for endometriosis, which has demonstrated positive results in several clinical studies, including a Phase 2 trial, and Tobrate™ (oral tobramycin tablet) for the treatment of uncomplicated urinary tract infection (uUTI). A third internal compound, octreotide, is currently in preclinical development. The Company has not yet out-licensed any of its internal product pipeline.

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

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation. The amounts for prior periods have been reclassified to be consistent with current year presentation and have no impact on previously reported total assets, total stockholders' equity or net income (loss).

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition; stock-based compensation; valuation of accounts receivable; impairment of financing receivables; long-lived assets; property, plant and equipment; intangible assets; goodwill; valuation of warrants; contingent consideration; income taxes; and contingencies and litigation, among others. Some of these judgments can be subjective and complex, and consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

The most significant estimates and assumptions are used to determine amounts and values of, but are not limited to: revenue recognition related to product and collaboration revenue; acquisition date fair value and subsequent fair value estimates used to assess impairment of long-lived assets, including goodwill; licensing agreements; in-process research and development; other intangible assets; contingent consideration; and income taxes, inclusive of a valuation allowance.

Business Combinations

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within selling, general and administrative expenses. Refer to Note 3, Business Combinations, for further information regarding our acquisition of Enteris during the three months ended September 30, 2019.

Segment Information

The Company earns revenues from its two U.S.-based business segments: as a specialty finance and asset management business offering customized financing solutions to a broad range of life-sciences companies, and as of August 26, 2019, the Company’s offering of oral therapeutic formulation solutions built around Enteris’ pharmaceutical Peptelligence® platform, which enables the oral delivery of molecules that are typically injected, including peptides and BCS Class II, III, and IV small molecules in an enteric-coated tablet formulation.

The financial results of Enteris are included in the Pharmaceutical Development segment as of the acquisition date.

Revenue Recognition

The Company’s Pharmaceutical Development segment enters into collaboration and licensing agreements with strategic partners, under which it may exclusively license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

Goodwill and Intangible Assets

The Company’s methodology for allocating the purchase price of an acquisition is based on established valuation techniques that reflect the consideration of a number of factors, including a valuation performed by a third-party appraiser. Goodwill is measured as the excess of the cost of an acquired business over the fair value assigned to identifiable assets acquired and liabilities assumed. Goodwill is considered impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference, not to exceed the carrying amount of goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. Goodwill arising from the Enteris acquisition has been allocated to the Pharmaceutical Development segment.

Finite-lived intangible assets are amortized over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets should be tested for impairment at the time of a triggering event, if one were to occur. Finite-lived intangible assets may be impaired when the estimated undiscounted future cash flows generated from the assets are less than their carrying amounts.

Inventory

Inventories are stated at the lower of cost or net realizable value, valued at specifically identified cost which approximates the first-in, first-out (“FIFO”) method. The components of inventory include raw materials of $0.2 million and are reflected in Other Assets in the Unaudited Condensed Consolidated Balance Sheets.

Property and Equipment, Net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. In addition, we capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and depreciated over the estimated useful lives of the assets. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability and included in current liabilities. When property is retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in Other Income, Net (within Operating Income) in the Unaudited Condensed Consolidated Statements of Income (Loss).

Depreciation is recorded over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements and capitalized lease assets are amortized to depreciation expense over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The range of estimated useful lives is as follows:

Asset	Estimated Useful Life
Leasehold improvements	Lesser of lease term or useful life
Furniture, fixtures, and equipment	3 to 10 years

Deferred Revenue and Deferred Costs

Deferred revenue includes amounts that have been billed per the contractual terms but have not been recognized as revenue. The Company classifies as current the portion of deferred revenue that are expected to be recognized within one year from the balance sheet date. Deferred revenue of $0.3 million is included in accounts payable and other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Research and Development

Research and development expenses include the costs associated with internal research and development and research and development conducted for the Company by third parties. These costs primarily consist of salaries, pre-clinical and clinical trials, outside consultants, and supplies. All research and development costs discussed above are expensed as incurred. Third-party expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to pharmaceutical manufacturing research and development expense in the Unaudited Condensed Consolidated Statements of Income (Loss).

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

The following table shows the computation of basic and diluted net income (loss) per share for the following periods (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$4,157	$(5,716)	$15,043	$1,596

Denominator:
Weighted-average shares outstanding	12,904	13,064	12,903	13,058
Effect of dilutive securities	4	—	3	4
Weighted-average diluted shares	12,908	13,064	12,906	13,062

Basic net income (loss) per share	$0.32	$(0.44)	$1.17	$0.12
Diluted net income per share	$0.32	$(0.44)	$1.17	$0.12

For the three months ended September 30, 2019 and 2018, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 436,000 and 290,000, respectively, have been excluded from the calculation of diluted net income per share as all such securities were anti-dilutive. For the nine months ended September 30, 2019 and 2018, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 428,000 and 271,000, respectively, have been excluded from the calculation of diluted income per share as all such securities were anti-dilutive.

Note 3. Business Combinations

On August 26, 2019, Enteris, a biotechnology company offering innovative formulation solutions utilizing its proprietary oral drug delivery technology, merged with a wholly-owned subsidiary of the Company, with Enteris continuing as the surviving entity. The total merger consideration was $36.3 million, which included contingent consideration of $16.3 million. The merger consideration is subject to certain adjustments with respect to cash, debt, working capital, transaction expenses and the value of the contingent consideration agreement entered into, in connection with the transaction.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the merger consideration was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The excess of the merger consideration over the estimated fair value of the net assets of Enteris was recorded as goodwill, which consists largely of synergies and the acquisition of intangible assets. The resulting goodwill is not expected to be deductible for tax purpose.

The allocation of the merger consideration has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, including tax estimates and potential indemnities, may be revised as additional information becomes available. The Company will finalize the acquisition accounting within the required measurement period of one year.

The following table summarizes the estimated allocation of the merger consideration (at fair value) to the assets and liabilities of Enteris as of August 26, 2019 (the date of acquisition) (in thousands):

Initial Fair Value Estimate
Cash	$334
Accounts receivable	145
Inventory	274
Prepaid expenses and other current assets	121
Property and equipment	1,179
Patents and other intangible assets	33,000
Right of use operating lease asset	348
Other assets	50
Goodwill	4,602
Accounts payable	(254)
Accrued expenses and other current liabilities	(1,360)
Deferred revenue	(385)
Lease liability	(348)
Deferred tax liability	(1,415)
Total purchase price	$36,289

Revenues and net loss of Enteris from August 26, 2019 (the date of acquisition) through September 30, 2019 were $0.1 million and $0.8 million, respectively. Acquisition-related expenses are expensed as incurred.

Unaudited Supplemental Pro Forma Information

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2018, the earliest period presented herein (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$14,664	$6,495	$34,355	$22,160
Net income (loss)	$9,722	$(7,573)	$19,775	$(3,568)
Net income (loss) per share - basic and diluted	$0.75	$(0.58)	$1.53	$(0.27)

The pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The pro forma adjustments include incremental amortization and depreciation of intangible assets and property and equipment based on preliminary values of each asset and acquisition-related expenses. The pro forma financial information excludes  non-recurring acquisition-related expenses. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

Goodwill

The change in the carrying amount of goodwill from December 31, 2018 to September 30, 2019 is as follows, with the addition solely due to the acquisition of Enteris (in thousands):

Net Book Value
December 31, 2018	$—
Acquisition of Enteris	4,602
September 30, 2019	$4,602

As the goodwill is attributable to the acquisition of Enteris, the Company will perform the annual goodwill impairment test during the fourth quarter of every year, commencing in 2020.

Intangible Assets

As of September 30, 2019, the gross book value and accumulated amortization of intangible assets were as follows (in thousands, except estimated useful life data):

	As of September 30, 2019
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Cara licensing agreement	$31,500	$316	$31,184	10
In-process research and development	1,017	—	1,017	N/A
Trade names and trademarks	250	2	248	10
Customer relationships	250	2	248	10
	33,017	320	32,697

Deferred patent costs	6	—	6	N/A
Total intangibles	$33,023	$320	$32,703

Amortization expense from the acquisition of Enteris was $0.3 million for the period ended September 30, 2019 and was recorded in depreciation and amortization expense. Based on amounts recorded at September 30, 2019, the Company will recognize acquired intangible asset amortization as follows (in thousands):

Remainder of 2019	$800
2020	3,217
2021	3,200
2022	3,200
2023	3,200
Thereafter	19,080
$32,697

Note 4. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of September 30, 2019, the Company had a provision for credit loss allowance of $6.8 million. Of the total $6.8 million, $1.2 million and $0.6 million are associated with the Company’s Cambia® and Besivance® royalties, respectively. The remaining $5.0 million is related to the ABT Molecular Imaging, Inc., now known as Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value of $5.8 million. The carrying values of finance receivables are as follows (in thousands):

Portfolio	September 30, 2019	December 31, 2018
Term loans	$149,858	$136,379
Royalty purchases	31,978	36,410
Total before allowance for credit losses	181,836	172,789
Allowance for credit losses	(6,788)	(6,179)
Total carrying value	$175,048	$166,610

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	September 30, 2019			December 31, 2018
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$8,337	$141,521	$149,858	$8,337	$128,042	$136,379
Royalty purchases, net of credit loss allowance	9,303	15,887	25,190	5,784	24,447	30,231
Total carrying value	$17,640	$157,408	$175,048	$14,121	$152,489	$166,610

As of September 30, 2019, the Company had three finance receivables in nonaccrual status: (a) the term loan to B&D Dental Corporation (“B&D”), with a net carrying value of $8.3 million, (b) the Best royalty, with a net carrying value of $5.8 million, and (c) the Tissue Regeneration Therapeutics, Inc. (“TRT”) royalty, with a net carrying value of $3.6 million. As of December 31, 2018, the Company had two finance receivables in nonaccrual status: (a) the term loan to B&D, with a net carrying value of $8.3 million, and (b) the Best royalty, with a net carrying value of $5.8 million. Although in nonaccrual status, neither the term loan nor the royalties were considered impaired as of September 30, 2019. The Company collected $33,000 on one of its nonaccrual royalties during the nine months ended September 30, 2019.

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

TRT

On June 13, 2013, the Company purchased royalties from TRT related to its technology licenses in the family cord banking services sector for $2.0 million, and on October 20, 2014, funded an additional $1.25 million upon the achievement of royalty receipts-based milestones. During the quarter ended March 31, 2016, royalty payments from the primary U.S. licensee ended as a result of the licensee terminating a technology license. The Company and TRT continue to evaluate both options in regard to enforcing TRT’s intellectual property rights against this licensee, as well as seeking additional U.S. licensees. TRT’s Canadian licensee continues to pay royalties. The Company is in discussions with TRT to restructure the purchase agreement. Given uncertainties regarding the outcome of the negotiations and the ultimate timing of cash flows related to the U.S. intellectual property, the Company has placed the TRT royalty on non-accrual status, although does not consider it impaired. The Company evaluated several factors in this determination, including input from intellectual property counsel regarding the strength of the related intellectual property and continued receipt of Canadian licensee royalty payments.

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Production equipment and other	$1,092	$17
Furniture and fixtures	87	48
Leasehold improvements	143	—
Capitalized software	28	7
Total	1,350	72
Less accumulated depreciation and amortization	(91)	(47)
Property and equipment, net	$1,259	$25

For the three months ended September 30, 2019 and 2018, depreciation and amortization of property and equipment was $36,400 and $2,400, respectively. For the nine months ended September 30, 2019 and 2018, depreciation of property and equipment was $43,800 and $9,300, respectively.

Note 6. Marketable Investments and Corporate Debt Securities

Investments in corporate debt securities and marketable investments at September 30, 2019 and December 31, 2018 consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Corporate debt securities	$483	$532
Marketable investments	1,946	—
Total	$2,429	$532

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of September 30, 2019 and December 31, 2018, are as follows (in thousands):

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$483	$—	$—	$483

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$532	$—	$—	$532

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized loss on write off of equity securities	$—	$(4)	$—	$(4)
Unrealized net gain (loss) on equity securities reflected in the Unaudited Condensed Consolidated Statements of Income (Loss)	1,787	100	1,787	(565)

Marketable Investments

                As of September 30, 2019, the Company’s marketable investments include 96,810 shares of Misonix, Inc. (“Misonix”) common stock received pursuant to Misonix’s purchase of Solsys Medical, Inc. (“Solsys”) on September 27, 2019. During the three months ended September 30, 2019 and prior to the acquisition, the Company exercised its Solsys warrants in a cashless transaction to purchase Solsys preferred stock and exercised its preemptive right to protect against dilution of its Solsys equity position. Of the total 109,472 shares of Misonix common stock received for its Solsys equity interests, 12,662 shares are held in escrow by Misonix, are subject to reduction based on terms of the acquisition agreement, and any shares remaining at the end of the escrow period will be released within 15 to 18 months post closing of the acquisition. The 96,810 shares are subject to a one year lock-up that expires on September 27, 2020. As of September 30, 2019, the 96,810 shares of Misonix common stock are reflected at their estimated fair value of $1.9 million.

Debt Securities

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3.0 million of a total of $100.0 million aggregate principal amount of senior secured notes due in November 2026.  The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $0.1 million on November 15, 2013. The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the nine months ended September 30, 2019 was $48,000 which was credited to the notes’ carrying value. As of September 30, 2019, the notes are reflected at their estimated fair value of $0.5 million and are included in corporate debt securities in the Condensed Consolidated Balance Sheets.

Note 7. Revolving Credit Facility

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

During the nine months ended September 30, 2019 and 2018, the Company recognized $0.3 million and $0.1 million, respectively, of interest expense. As of September 30, 2019, no amount was outstanding under the Loan Agreement, and $20.0 million was available for borrowing.

Note 8. Related Party Transactions

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

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. The Company recorded a nominal loss for the nine months ended September 30, 2019. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2019	December 31, 2018
Dividend rate	—	—
Risk-free rate	1.8%	2.5%
Expected life (years)	0.9	1.7
Expected volatility	29.1%	18.6%

The changes on the value of the warrant liability during the nine months ended September 30, 2019 were as follows (in thousands):

Fair value – December 31, 2018	$13
Issuances	—
Changes in fair value	114
Fair value – September 30, 2019	$127

Note 9. Commitments and Contingencies

Unfunded Commitments

As of September 30, 2019, the Company’s unfunded commitments were as follows (in millions):

4Web, Inc.	$3.0
Aimmune Therapeutics, Inc.	3.8
Harrow Pharmaceuticals, Inc.	3.0
Total unfunded commitments	$9.8

All unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time per the terms of the royalty purchase or credit agreements, and in the case of loan transactions, are only subject to being advanced as long as an event of default does not exist.

Note 10. Stockholders’ Equity

During the nine months ended September 30, 2019 and 2018, the Company’s Board of Directors (the “Board”) approved compensation for Board services by granting 10,069 and 15,397 shares, respectively, of common stock as compensation for the non-employee directors. During the nine months ended September 30, 2019 and 2018, the Company recorded approximately $0.1 million and $0.2 million, respectively, in Board stock-based compensation expense. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for the nine months ended September 30, 2019 and 2018 was $0.3 million and $0.2 million, respectively.

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

On December 21, 2018, the Board authorized a share repurchase program under which the Company was authorized to repurchase up to $3.5 million of the Company’s outstanding shares of common stock, or approximately 312,491 common shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act. The December 21, 2018 share repurchase program expired on May 31, 2019. On September 6, 2019, the Board authorized another share repurchase program of up to $2.1 million of the Company’s outstanding shares of common stock, with the repurchase program set to expire on February 29, 2020. Please refer to Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds for further details regarding the share repurchase program.

Note 11. Fair Value Measurements

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the nine months ended September 30, 2019.

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

Marketable Investments

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

Contingent Consideration

The Company recorded contingent consideration related to the August 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the Cara License, as well as certain profits arising from milestones and royalties associated with the out-licensing of three of Enteris’ wholly-owned pharmaceutical development candidates, likely from the out-license of such products to third party pharmaceutical companies. Please refer to the Pharmaceutical Development Segment - Acquisition of Enteris BioPharma, Inc. section of Note 1 for further details on the Company’s acquisition of Enteris and the contingent consideration.

The fair value measurements of contingent consideration obligations and the related intangible assets arising from business combinations are classified as Level 3 estimates under the fair value hierarchy as these items have been valued using unobservable inputs. These inputs include: (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

During the nine months ended September 30, 2019, the Company recorded a contingent consideration liability of $16.3 million.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$2,940	$—	$—	$2,940
Marketable investments	1,946	1,946	—	—
Corporate debt security	483	—	—	483

Financial Liabilities:
Contingent consideration payable	$16,274	$—	$—	$16,274
Warrant liability	127	—	—	127

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$2,777	$—	$—	$2,777
Corporate debt securities	532	—	—	532

Financial Liabilities:
Warrant liability	$13	$—	$—	$13

The changes on the value of the warrant assets during the nine months ended September 30, 2019 were as follows (in thousands):

Fair value – December 31, 2018	$2,777
Issued	195
Canceled	—
Change in fair value	(32)
Fair value – September 30, 2019	$2,940

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

	September 30, 2019	December 31, 2018
Dividend rate range	—	—
Risk-free rate range	1.6%	2.5% to 2.6%
Expected life (years) range	4.8 to 7.6	4.8 to 7.9
Expected volatility range	69.0% to 92.7%	67.6% to 101.8%

As of September 30, 2019 and December 31, 2018, the Company had two royalties, Besivance® and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Impaired royalties	$6,314	$—	$—	$6,314
December 31, 2018
Impaired royalties	$8,227	$—	$—	$8,227

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments.

As of September 30, 2019 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$4,486	$4,486	$4,486	$—	$—
Finance receivables	175,048	175,048	—	—	175,048
Marketable investments	1,946	1,946	1,946	—	—
Corporate debt security	483	483	—	—	483
Warrant assets	2,940	2,940	—	—	2,940

Financial Liabilities
Contingent consideration payable	$16,274	$16,274	$—	$—	$16,274
Warrant liability	127	127	—	—	127

As of December 31, 2018 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$20,227	$20,227	$20,227	$—	$—
Finance receivables	166,610	166,610	—	—	166,610
Corporate debt security	532	532	—	—	532
Warrant assets	2,777	2,777	—	—	2,777

Financial Liabilities
Warrant liability	$13	$13	$—	$—	$13
24

Note 12. Segment Information

Selected financial and descriptive information is required to be provided about reportable operating segments, considering a “management approach” concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the Company for making operating decisions, allocating resources, and assessing performance. Consequently, the segments are evident from the structure of the Company’s internal organization, focusing on financial information that a Company’s chief operating decision-makers use to make decisions about the Company’s operating matters.

As described in Note 1, “SWK Holdings Corporation and Summary of Significant Accounting Policies,” the Company has determined it has two reportable segments: Finance Receivables and Pharmaceutical Development, and each are individually managed and provide separate services. Revenues by segment represent revenues earned on the services offered within each segment.

Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income. Management uses this measure of profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2019
	Finance Receivables	Pharmaceutical Development	Holdings Company and Other	Consolidated
Revenues	$6,198	$149	$2	$6,349
Provision for credit losses and impairment expense	—	—	—	—
Interest expense	79	—	—	79
Pharmaceutical manufacturing, research and development expense	—	286	—	286
Depreciation and amortization	—	353	5	358
Other income (expense), net	734	—	(99)	635
Income tax (benefit) expense	—	—	(614)	(614)

	Nine Months Ended September 30, 2019
	Finance Receivables	Pharmaceutical Development	Holdings Company and Other	Consolidated
Revenues	$21,243	$149	$4	$21,396
Provision for credit losses and impairment expense	609	—	—	609
Interest expense	259	—	—	259
Pharmaceutical manufacturing, research and development expense	—	286	—	286
Depreciation and amortization	—	354	14	368
Other income (expense), net	1,755	—	(114)	1,641
Income tax (benefit) expense	—	—	1,171	1,171

Included in Holdings Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

Of the $2.4 million and $4.7 million included in Holdings Company and Other general and administrative expense for the three and nine months ended September 30, 2019, respectively, $1.1 million relates to the acquisition of Enteris for both the three and nine months ended September 30, 2019.

Note 13. Subsequent Events

Cheetah Medical, Inc.

On October 25, 2019, Cheetah Medical, Inc. (“Cheetah”) repaid its credit facility with SWK Funding. SWK Funding received approximately $11.4 million at pay-off, which included $1.2 million of exit fees and $0.2 million of warrant proceeds.

Eton Pharmaceuticals, Inc.

                On November 13, 2019, SWK Funding entered into a credit agreement pursuant to which SWK Funding provided to Eton Pharmaceuticals, Inc. (“Eton”) a term loan in the maximum principal amount of $10.0 million. SWK Funding funded $5.0 million at closing. The loan matures on November 13, 2024. The loan bears interest at the greater of (a) three-month LIBOR and (b) 2.0 percent, plus a margin of 10.0 percent, payable in cash, quarterly in arrears. In connection with the loan, SWK Funding also received a warrant to purchase shares of Eton common stock.

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

Overview

We have organized our operations into two segments: Finance Receivables and Pharmaceutical Development. These segments reflect the way the Company evaluates it business performance and manages its operations. Please refer to Item 1. Financial Statements, Notes 1 and 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding segment information.

Finance Receivables Segment

In our Finance Receivables segment, we evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (together “life science”) by tailoring financial solutions to the needs of our business partners.

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

Pharmaceutical Development Segment

Acquisition of Enteris

On August 26, 2019, we commenced our Pharmaceutical Development segment with the acquisition of Enteris. SWK Products, our wholly-owned subsidiary, entered into a merger agreement pursuant to which Enteris became our wholly-owned subsidiary. Enteris is a clinical stage biopharmaceutical company offering innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform. Since its founding in 2013, Enteris has advanced multiple internal and external programs leveraging Peptelligence®, which enables the oral delivery of molecules that are typically injected, including peptides and BCS Class II, III, and IV small molecules, in an enteric-coated tablet formulation.

Our strategy is to utilize the Peptelligence® platform to create a wholly-owned portfolio of milestone and royalty income, and thus increase our net income and book value, by out-licensing our technology in two ways. First, we intend to out-license our technology to pharmaceutical companies to create novel and important oral therapeutic treatments for a wide variety of indications. Second, we intend to out-license to pharmaceutical companies our internally developed reformulations of approved, off-patent injectable therapeutic treatments where Peptelligence® enables oral delivery, resulting in meaningful improvements for patients and caregivers. We also generate income by providing customers pharmaceutical development services, formulation and manufacturing with the ultimate goal of generating new out-license agreements of our technology.

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the three and nine months ended September 30, 2019 (in thousands, except rate, share and per share data).

Royalty Purchases and Financings	License Technology	Footnote	Funded Amount	GAAP Balance	Rate	Revenue Recognized
						YTD	Q3
Beleodaq®	Oncology treatment		$7,600	$6,649	N/A	$933	347
Besivance®	Ophthalmic antibiotic	(1), (2)	6,000	1,084	N/A	21	(18)
Best ABT, Inc.	Oncology diagnosis	(3)	5,784	5,751	N/A	—	—
Cambia®	NSAID migraine treatment	(2)	8,500	5,230	N/A	470	71
Forfivo XL®	Depressive disorder treatment		6,000	2,206	N/A	770	117
Narcan®	Opioid overdose treatment		17,500	718	N/A	1,181	447
Secured Royalty Financing (Corporate Debt Security)	Women’s health	(3)	3,000	483	11.5%	—	—
Tissue Regeneration Therapeutics, Inc.	Umbilical cord banking	(3)	3,250	3,552	N/A	110	—

			Maturity Date		GAAP Balance		Revenue Recognized
Term Loans	Type	Footnote		Principal		Rate	YTD	Q3
4Web, Inc.	First Lien		06/03/23	$17,000	$16,976	12.8%	$984	763
Acerus Pharmaceuticals, Inc.	First Lien		10/11/23	9,000	8,362	12.0%	1,089	363
Aimmune Therapeutics, Inc.	First Lien		01/23/25	1,262	1,264	8.50%	79	32
B&D Dental Corporation	First Lien	(3), (4)	12/10/18	8,368	8,337	14.0%	—	—
B&D Dental Corporation	Equipment Loan		03/31/20	18	18	16.3%	4	1
BIOLASE, Inc.	First Lien	(5)	11/09/23	15,000	14,426	12.3%	1,561	568
CeloNova BioSciences, Inc.	First Lien		07/31/21	3,811	3,837	13.0%	462	138
Cheetah Medical, Inc.	First Lien	(6)	01/15/24	10,000	9,796	10.8%	972	312
DxTerity Diagnostics, Inc.	First Lien	(7)	04/06/20	9,949	10,164	13.3%	1,193	405
Epica International, Inc.	First Lien		07/23/23	12,200	12,235	10.5%	1,207	415
EyePoint Pharmaceuticals, Inc.	First Lien	(8)	03/27/23	—	—	12.0%	3,454	—
Harrow Health, Inc. (formerly Imprimis Pharmaceuticals)	First Lien	(9)	07/19/23	9,264	8,952	(8)	989	287
Keystone Dental, Inc.	First Lien		05/20/21	15,000	15,246	11.5%	1,629	541
Solsys Medical, LLC (formerly Soluble Systems)	First Lien	(10)	10/26/22	—	—	11.8%	1,512	399
Misonix, Inc.	First Lien	(10)	06/30/23	25,096	25,046	10.0%	24	24
Tenex Health, Inc.	First Lien		06/30/21	6,861	7,024	13.0%	885	289
Thermedx, LLC	First Lien	(11)	05/05/21	—	—	N/A	328	—
Thermedx, LLC Note	Sub Note	(11)	05/20/29	369	368	12.0%	15	11
Veru, Inc.	First Lien	(12)	03/05/25	10,000	7,807	N/A	1,371	686

		No of Shares	Exercise Price	GAAP Balance	Change in Fair Value
Common Stock	Footnote				YTD	Q3
Misonix, Inc.		96,810	N/A	$1,946	$1,787	$1,787

		Number of	Exercise Price per	GAAP	Change in Fair Value
Warrants to Purchase Stock	Footnote	Shares	Share	Balance	YTD	Q3
4Web, Inc.		TBD	TBD	—	$—	—
Acerus Pharmaceuticals, Inc.		6,693,107	0.11 CAD	343	179	176
B&D Dental Corporation		225	0.01	—	—	—
BIOLASE, Inc.	(5)	372,023	1.34	265	(174)	(8)
BIOLASE, Inc.	(5)	115,175	2.17	77	(52)	(118)
CeloNova BioSciences, Inc.		TBD	0.01	—	—	—
Cheetah Medical, Inc.	(6)	1,578,948	0.38	—	—	—
DxTerity Diagnostics, Inc.		1,129,808	2.08	—	—	—
Epica International, Inc.		TBD	TBD	—	—	—
EyePointPharmaceuticals, Inc. (Tranche 1)		409,091	1.10	515	51	(54)
EyePoint Pharmaceuticals, Inc. (Tranche 2)		77,721	1.93	84	8	(12)
Harrow Health, Inc. (formerly Imprimis Pharmaceuticals, Inc.)		373,847	2.08	1,656	(1,065)	(16)
Tenex Health, Inc.		2,693,878	0.37	—	—	—

		Revenue Recognized
	Assets	YTD	Q3
Total Finance Receivables	$175,048	$21,243	$6,198
Total Marketable Investments	1,946	—	—
Total Corporate Debt Securities	483	—	—
Fair Value of Warrant Assets	2,940	—	—
Total Assets/Revenues	$180,417	$21,243	$6,198

(1)	Provision for credit losses of $609 recognized during the nine months ended September 30, 2019.
(2)	Investment considered impaired.

(3)	Investment on nonaccrual.
(4)	B&D is evaluating strategic alternatives for the business. The loan is currently in default.
(5)	Executed amendment May 7, 2019 to fund an additional $2,500. Warrant strike price reduced to $1.00 per November 2019 amendment.
(6)	Term loan repaid on October 25, 2019, which included $1,199 of exit fees and $196 of warrant proceeds.
(7)	Amended facility to allow DxTerity to pay in kind the interest payments due in January 2019 and April 2019, subject to DxTerity raising additional subordinated capital, which it accomplished.
(8)	Term loan repaid on February 13, 2019, which included $3,454 of interest, deferred origination fees, prepayment, and exit fees.
(9)

Executed amendment on May 24, 2019, which decreased the contract rate to 10.0 percent, subject to further reduction dependent up achieving certain leverage ratios, increased the LIBOR floor to 2.0 percent, and extended the maturity date to July 2023.

(10)	Executed amendment and commitment letter May 2, 2019 to allow Misonix to assume the loan upon the closing of the Solsys acquisition. Funded $2,500 on May 2, 2019, $2,500 on September 26, 2019, post Solsys raising $4,000 of equity capital, and $5,000 on September 27, 2019 at closing of the acquisition.
(11)	Synthetic royalty was paid off during the year, with $357 of the consideration in the form of a PIK note.
(12)	Executed amendment May 13, 2019 whereby the royalty rates applicable to FC2’s net sales were reduced by 50 percent for the next four payment periods to accommodate Veru’s growth working capital needs. The royalty rates return to the original levels in 2020 and subsequently increase in 2021. Total aggregate amount due by maturity was increased to 176.25 percent of the aggregate amount advanced.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 28, 2019. In connection with our acquisition of Enteris, we have added or expanded several critical accounting policies and estimates during the nine months ended September 30, 2019, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018. Such newly added critical accounting policies include: business combinations; segments; goodwill and intangible assets; property, plant and equipment; inventory; and revenue recognition. Please refer to Part I. Financial Information, Item 1, Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a listing of these critical accounting policies and estimates.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended September 30, 2019 and 2018 (in millions)

	Three Months Ended September 30,
	2019	2018	Change
Revenues	$6.3	$5.9	$0.4
Provision for credit losses and impairment expenses	—	12.8	(12.8)
Interest expense	0.1	0.1	—
Pharmaceutical manufacturing, research and development expense	0.3	—	0.3
Depreciation and amortization expense	0.4	—	0.4
General and administrative expense	2.7	1.2	1.5
Other income (expense), net	0.6	0.8	(0.2)
Provision (benefit) for income taxes	(0.6)	(1.7)	1.1
Consolidated net income (loss)	4.2	(5.7)	9.9

Revenues

We generated revenues of $6.3 million and $5.9 million for the three months ended September 30, 2019 and 2018, respectively, which consisted primarily of interest and fees earned on our finance receivables. The increase in revenue was primarily due to a $2.3 million increase in interest and fees earned on new and existing finance receivables. The increase in revenue was offset by $1.9 million decrease in interest and fees earned on finance receivables that were either paid off or paid down since the second quarter of 2018. In addition, our revenue for the three months ended September 30, 2019 includes $0.1 million of revenue generated by our Pharmaceutical Development segment.

Provision for Credit Losses and Impairment Expense

We did not recognize any credit loss provision or impairment expense during the three months ended September 30, 2019.

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

Interest Expense

                Interest expense consists of unused line of credit and maintenance fees, as well as amortization of debt issuance costs on our revolving line of credit. Interest expense for both the three months ended September 30, 2019 and September 30, 2018 was $0.1 million.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense totaling $0.3 million was incurred by our Pharmaceutical Development segment, which was acquired during the three months ended September 30, 2019.

Depreciation and Amortization

Depreciation and amortization increased by $0.4 million due to the increase in fixed and intangible assets that were obtained in the acquisition of Enteris, which was acquired during the three months ended September 30, 2019.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $2.7 million for the three months ended September 30, 2019 from $1.2 million for the three months ended September 30, 2018, which was due to a $0.4 million increase in the performance-based bonus accrual, a $0.5 million increase in legal and accounting professional fees incurred primarily in connection with our acquisition of Enteris, and a $0.3 million increase related to our Pharmaceutical Development segment.

Other Income (Expense), Net

Other income for the three months ended September 30, 2019 reflected a net fair market value loss of $1.2 million on our warrant derivatives and a net fair market value gain of $1.8 million on our Misonix common stock. The $1.8 million gain resulted from the exchange of our Solsys equity interests, which were obtained upon exercising our Solsys warrants and preemptive right to protect against dilution of our Solsys warrants, into Misonix shares pursuant to the terms of the acquisition agreement.

Other income (expense), net for the three months ended September 30, 2018 reflected a net fair market value gain of $0.8 million on our warrant derivatives and a net fair market value gain of $0.1 million on our equity securities. During the three months ended September 30, 2018, an aggregate $0.1 million loss was realized from the write off of our Hooper warrants and equity securities.

Income Tax Expense

During the three months ended September 30, 2019 and 2018, we recognized a deferred income tax benefit of $0.6 million and income tax expense of $1.7 million, respectively. The deferred income tax benefit recognized during the three months ended September 30, 2019 was primarily the result of a $1.2 million adjustment to our deferred tax asset and other discrete items that resulted from the acquisition of Enteris.

Comparison of the Nine Months Ended September 30, 2019 and 2018 (in millions)

	Nine Months Ended September 30,
	2019	2018	Change
Revenues	$21.4	$19.5	$1.9
Provision for credit losses and impairment expenses	0.6	14.0	(13.4)
Interest expense	0.3	0.1	0.2
Pharmaceutical manufacturing, research and development expense	0.3	—	0.3
Depreciation and amortization expense	0.4	—	0.4
General and administrative expense	5.3	3.6	1.7
Other income (expense), net	1.6	0.2	1.4
Provision for income taxes	1.2	0.4	0.8
Consolidated net income	15.0	1.6	13.4

We generated revenues of $21.4 million and $19.5 million for the nine months ended September 30, 2019 and 2018, respectively, which consisted primarily of interest and fees earned on our finance receivables. The increase in revenue is primarily due to a $6.1 million increase in interest and fees earned on new and existing finance receivables and $2.1 million in exit and prepayment fees from a loan that was paid off in the first quarter of 2019. The increase in revenue was offset by a $6.4 million decrease in interest and fees earned on finance receivables that were paid off or paid down since the third quarter of 2018, including $4.0 million of prepayment and exit fees earned on two finance receivables that were paid off in 2018. In addition, our revenue for the nine months ended September 30, 2019 includes $0.1 million of revenue generated by our pharmaceutical development segment.

Provision for Credit Losses and Impairment Expense

During the nine months ended September 30, 2019, we recognized credit loss provision expense of $0.6 million related to the Besivance® royalty, which was due to increases in sales chargebacks and various rebates (gross sales to net sales deductions) and lower sales volumes. Please refer to Item 1. Financial Statements, Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding the provision for credit loss recognized during the nine months ended September 30, 2019.

We recognized an allowance for credit loss on a royalty purchase of $1.2 million during the nine months ended September 30, 2018 related to the Cambia® royalty, which was due to reduced sales expectations.

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

Interest Expense

                Interest expense consists of unused line of credit and maintenance fees, as well as amortization of debt issuance costs on our revolving line of credit. Interest expense increased to $0.3 million for the nine months ended September 30, 2019 from $0.1 million for the nine months ended September 30, 2018. We entered into the credit facility agreement in June 2018, which accounts for the slight increase in interest expense during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense totaling $0.3 million was incurred by our pharmaceutical development segment, which was acquired during the nine months ended September 30, 2019.

Depreciation and Amortization

Depreciation and amortization increased by $0.4 million due to the increase in fixed and intangible assets that were obtained in the acquisition of Enteris, which was acquired during the nine months ended September 30, 2019.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $5.3 million for the nine months ended September 30, 2019 from $3.6 million for the nine months ended September 30, 2018, which was due to a $0.2 million increase in the performance-based bonus accrual, a $0.7 million increase in legal and accounting professional fees incurred primarily in connection with our acquisition of Enteris, and a $0.3 million increase related to our Pharmaceutical Development segment.

Other Income (Expense), Net

 Other income, net for the nine months ended September 30, 2019 reflected a $0.1 million net fair market value loss on our warrant derivatives and a $1.8 million net fair market value gain on our Misonix common stock. The $1.8 million gain resulted from the exchange of our Solsys equity interests, which were obtained upon exercising our Solsys warrants and preemptive right to protect against dilution of our Solsys warrants, into Misonix shares pursuant to the terms of the acquisition agreement.

 Other income (expense), net for the nine months ended September 30, 2018, reflected a net fair market value gain of $0.9 million on our warrant derivatives and a net fair market value loss of $0.6 million on our equity securities. During the nine months ended September 30, 2018, an aggregate $0.1 million loss was realized on the write off of our Hooper warrants and equity securities.

Income Tax Provision

During the nine months ended September 30, 2019 and 2018, we recognized income tax expense of $1.2 million and $0.4 million, respectively. The increase in income tax expense for the nine month ended September 30, 2019 was primarily the result of an increase in pretax income, which was offset by a $1.2 million adjustment to our deferred tax asset and other discrete items that resulted from the acquisition of Enteris.

Liquidity and Capital Resources

As of September 30, 2019, we had $4.5 million in cash and cash equivalents, compared to $20.2 million in cash and cash equivalents as of December 31, 2018. The primary driver of the net decrease in our cash balance was $36.4 million, net of origination costs and fees, of new and add-on investment funding and $21.5 million in cash paid for the acquisition of Enteris. The net decrease was offset by $48.0 million of interest, fees, and principal payments generated by our finance receivables, which included $27.7 million received from the payoff of two terms loans. On October 25, 2019, we received $11.4 million in cash from the repayment of the Cheetah credit facility, and on November 13, 2019, we advanced $5.0 million in cash to Eton pursuant to that credit agreement.

Our ability to generate cash in the future depends primarily upon our success in implementing our Finance Receivable business model of generating income by providing capital to a broad range of life science companies, institutions and inventors, as well as the success of our Pharmaceutical Development segment. We generate income primarily from four sources:

1.	Primarily owning or financing through debt investments, royalties generated by the sales of life science products and related intellectual property;

2.	Receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector;

3.	Pharmaceutical development, manufacturing, and licensing activities utilizing the Peptelligence® platform; and

4.	To a lesser extent, realizing capital appreciation from equity-related investments in the life science sector.

As of September 30, 2019, our finance receivables portfolio contains $175.0 million of finance receivables, $1.9 million of marketable investments and $0.5 million of corporate debt securities. We expect these assets to generate positive cash flows in 2019. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2019.

During the nine months ended September 30, 2019, our Pharmaceutical Development segment did not have a material impact on our cash flow. We expect the Pharmaceutical Development segment to generate positive cash flow above its expenses from proceeds received under its license agreements and customer relationships; however, the timing of the receipt of payments under the license agreements is uncertain and dependent upon the success of our technology licensees’ pharmaceutical development candidates.

We expect in the aggregate that the Company will generate positive cash flow in excess of our expenses.

We entered into a $20 million revolving credit facility in June 2018. We intend to borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. The total undrawn amount of the credit facility as of September 30, 2019 was $20 million, and based on available future investment opportunities, we may seek to increase our revolving credit facility.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the partner company defaults, and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Please refer to Item 1. Financial Statements, Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended September 30, 2019, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2019 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

Other than accounting integration of the Enteris acquisition, there have been no changes during the nine months ended September 30, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 28, 2019. Below are material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as a result of the Enteris acquisition.

The merger of Enteris might not be successful.

In August 2019, Enteris BioPharma Inc., a biotechnology company offering innovative formulation solutions utilizing its proprietary oral drug delivery technology, merged with a wholly-owned subsidiary of the Company, with Enteris continuing as the surviving entity and our wholly-owned subsidiary.  We acquired Enteris with the intent of expanding its Peptelligence™ platform which enables the oral delivery of molecules that are typically injected, including peptides and BCS Class II, III, and IV small molecules, in an enteric-coated tablet formulation. Enteris currently generates revenue from near-term fee-for-service feasibility studies, and by entering into license agreements with third parties permitting them to utilize the Enteris technology in their drug development efforts. Prior to the merger, Enteris entered into a non-exclusive commercial license agreement with Cara Therapeutics, for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVA in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory. Until the second anniversary of the entry into the license agreement, Cara has the right, but not the obligation, to terminate its obligation to pay any royalties under the license agreement in exchange for a lump sum payment.  While Enteris is actively pursuing new revenue and licensing opportunities, there can be no assurance that Enteris will be able to enter into any such agreements.  Even if Enteris is able to enter into such agreements, there can be no assurance as to the terms and conditions of any such agreement.  As a result, the merger of Enteris may not be successful or effectively implemented.  If Enteris is unsuccessful, it could have a material adverse effect on our financial condition, results of operations and cash flow.

Risks Related to Product Development and Commercialization

Enteris’ product candidates are in early stages of development and Enteris and any licensees may not be successful in efforts to develop products for many years, if ever.

Enteris’ success depends on its and any licensees’ ability to commercialize their products that will generate revenues sufficient to sustain and grow its operations. Except with respect to the Phase 3 calcitonin program licensed to RPharm, the recently announced license agreement entered into with Cara who currently has three Phase 2 programs in the clinic, as well as the internal development of our Phase 2 asset, Ovarest, and our Phase 1 asset, Tobrate, our product candidates are in early stages of development and have not been out-licensed. The successful development of these products will take several more years.  Similarly, neither Enteris nor any potential licensee may ever develop and commercialize any other peptide or small molecule product that helps us achieve profitability and growth.  Even if Enteris and/or a licensee is successful in developing such a product, it is likely that development of any product will take several years.  Enteris’ ability to achieve growth is dependent on a number of factors, including Enteris and its licensees’ ability to complete development efforts and obtain regulatory approval for additional product candidates.

Enteris’ partners may not be successful in their efforts to gain regulatory approval for any of their product candidates and, if approved, the approval may not be on a timely basis.

Even if any Enteris licensees are successful in their development efforts, they may not be able to obtain the necessary regulatory approval for their product candidates. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. None of Enteris’ partners’ products have been approved for sale in the United States, and may never receive the approvals necessary for commercialization. Additional human testing must be conducted on our partners’ product candidates before they can be approved for commercial sale and such testing requires the investment of significant resources. Any delay in receiving, or failure to receive, these approvals would adversely affect Enteris ability to generate product revenues.

Current and future legislation may increase the difficulty and cost for Enteris’ partners to obtain marketing approval of and the commercialization of their product candidates. This could affect the timing as well as the amount of royalty income Enteris may earn as a result.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for Enteris’ partners product candidates, restrict or regulate post-approval activities and affect our partners ability to profitably sell their product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our partners’ product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject our partners to more stringent product labeling and post-marketing testing and other requirements.

In the United States, the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, Enteris expects that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that our partners receive for their product candidates and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 or, collectively, the Health Care Reform Law, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

 The Health Care Reform Law remains subject to legislative efforts to repeal, modify or delay the implementation of the law. However, if the Health Care Reform Law is repealed or modified, or if implementation of certain aspects of the Health Care Reform Law are delayed, such repeal, modification or delay may, materially adversely impact our business, strategies, prospects, operating results or financial condition. Enteris is unable to predict the full impact of any repeal, modification or delay in the implementation of the Health Care Reform Law on its business at this time. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, Enteris cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Health Care Reform Law was enacted. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate Enteris’ profitability.

Enteris technology or products could give rise to product liability claims.

While Enteris does not have a commercial product, Enteris’ business exposes us to the risk of product liability claims from human testing and the manufacturing of pharmaceutical tablets currently used in clinical trials. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if Enteris’ or Enteris’ partner’s products are not actually at fault for causing an injury. Furthermore, Enteris products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. While we currently maintain product liability insurance coverage, the amount of coverage may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.

Risks Related to Government Regulation

Because Enteris is a biopharmaceutical company, its operations are subject to extensive government regulation.

Enteris research, development and production activities, as well as those of its collaborators and licensees, are subject to significant regulation by federal, state, local and foreign governmental authorities. The regulatory approval process for a pharmaceutical product requires substantial resources and may take many years. Enteris’ partners’ inability to obtain approvals or delays in obtaining approvals would adversely affect Enteris’ ability to manufacture products, and to receive revenue from milestone payments, product sales or royalties.

The FDA and other regulatory agencies may inspect the Enteris production facility at any time to ensure compliance with cGMP guidelines. These guidelines require that Enteris conducts its production operation in strict compliance with established rules for manufacturing and quality controls. Any of these agencies can suspend production operations and product sales if they find significant or repeated deviations from these guidelines. A suspension would likely cause Enteris to incur additional costs or delays in product development and manufacturing. In addition, Enteris is subject to the U.S. Foreign Corrupt Practices Act, which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Enteris’ present and future business is, and will continue to be, subject to various other laws, rules and/or regulations applicable to us as a result of our domestic and international business.

Risks Related to Operations

Enteris’ success depends upon its ability to protect its intellectual property rights.

Enteris has filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral formulations that Enteris has invented in the course of its research. Enteris most important U.S. manufacturing and delivery patents expire from 2021 to 2036 and Enteris’ has applications pending that could extend that protection. To date, twenty-five U.S. patents have issued and other applications are pending. Enteris has also made patent application filings in selected foreign countries and ninety-two foreign patents have issued with other applications pending. Enteris faces the risk that any of its pending applications will not be issued as patents. In addition, Enteris’ patents may be found to be invalid or unenforceable. Enteris’ business also is subject to the risk that its issued patents will not provide Enteris with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent Enteris is unable to protect its patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

Enteris may be unable to retain key employees or recruit additional qualified personnel.

Because of the specialized scientific nature of the business, Enteris is highly dependent upon qualified scientific, technical, production and managerial personnel. There is intense competition for qualified personnel in Enteris’ line of business. There can be no guarantee that existing compensation will serve to prevent Enteris’ employees, including its key employees from resigning.  Enteris may not be able to attract and retain the qualified personnel necessary to maintain and develop its business. The loss of the services of existing personnel, as well as the failure to recruit additional key personnel in a timely manner, could harm the Enteris programs and its business.

Insurance coverage is increasingly more costly and difficult to obtain or maintain.

While Enteris currently has insurance for its business, property and its products, insurance is increasingly more costly and narrower in scope, and Enteris may be required to assume more risk in the future.  If Enteris is the subject of claims or suffers a loss or damage in excess of its insurance coverage, Enteris will be required to share that risk in excess of its insurance limits.  If Enteris is the subject of claims or suffers a loss or damage that is outside of its insurance coverage, Enteris may incur significant uninsured costs associated with loss or damage that could have an adverse effect on its operations and financial position.  Furthermore, any claims made on any Enteris insurance policies may impact its ability to obtain or maintain insurance coverage at reasonable costs or at all.

Enteris may not be able to renew its existing insurance on terms that are acceptable to Enteris, if at all.  If Enteris is unable to maintain adequate insurance coverage this would have a material adverse effect on its ability to sustain operations.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2018, the Board authorized a share repurchase program under which the Company was authorized to repurchase up to $3.5 million of the Company’s outstanding shares of common stock, or approximately 312,491 common shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act. The December 21, 2018 share repurchase program expired on May 31, 2019. On September 6, 2019, the Board authorized another share repurchase program of up to $2.1 million and will expire on February 29, 2020.

As of September 30, 2019, the Company repurchased 223,466 shares of its outstanding common stock. Of the total 223,466 shares, 143,900 were repurchased under the share repurchase program at a total cost of $1.4 million, or $9.61 per share. The share repurchase program expires on February 29, 2020.

The table below summarizes information about our purchases of common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
Balance as of June 30, 2019	—	$—	—	169,491
July 1, 2019 through July 31, 2019	—	—	—	169,491
August 1, 2019 through August 31, 2019	—	—	—	169,491
September 1, 2019 through September 30, 2019	900	12.75	900	168,591
	900	$12.75	900

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS

				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

10.1	Non-Exclusive License Agreement between Enteris BioPharma, Inc. and Cara Therapeutics, Inc. dated as of August 20, 2019.#				X

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X

# Portions of this exhibit (indicated by asterisks) have been omitted because the Registrant has determined they are not material and would likely cause competitive harm to the Registrant if publicly disclosed, and certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2019.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
43